Form 10-Q
period 1993-11-30
HOVNANIAN ENTERPRISES INC
filed 1994-01-12
CIK 357294

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549

                                      FORM 10Q


            [ X ] Quarterly report pursuant to Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934

                   For quarterly period ended NOVEMBER 30, 1993  or

            [   ]  Transition report pursuant to Section 13 or 15 (d) of
                   the
                   Securities Exchange Act of 1934

                   For the transition period from             to

            Commission file number 1-8551

            Hovnanian Enterprises, Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                            22-1851059
            (State or other jurisdiction or     (I.R.S. Employer
            incorporation or organization)      Identification No.)

            l0 Highway 35, P.O. Box 500, Red Bank, N. J.  07701
            (Address of principal executive offices)

            908-747-7800
            (Registrant's telephone number, including area code)
            Same
            (Former name, former address and former fiscal year, if changed since last report)

                 Indicate by check mark whether  the  registrant (l) has
            filed all reports required to be filed by Sections l3 or l5(d) of the Securities Exchange Act of l934 during the preceeding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
            days. Yes [ X ]        No [   ]


                 Indicate the number  of shares outstanding  of each  of
            the issuer's classes of common stock, as of the latest practicable date. 14,329,670 Class A Common Shares and 8,512,379 Class B Common Shares were outstanding as of December 31, 1993.



                                 HOVNANIAN ENTERPRISES, INC.

                                          FORM 10Q

                                            INDEX


                                                               PAGE NUMBER

            PART I.   Financial Information

                 Item l.  Consolidated Financial Statements:

                          Consolidated Balance Sheets at November 30,
                            1993 (unaudited) and February 28, 1993      3

                          Consolidated Statements of Income and
                            Retained Earnings for the three and nine
                            months ended November 30, 1993 and 1992
                            (unaudited)                                 5

                          Consolidated Statements of Stockholders'
                            Equity for the nine months ended
                            November 30, 1993 (unaudited)               6

                          Consolidated Statements of Cash Flows
                            for the nine months ended November 30,
                            1993 and 1992 (unaudited)                   7

                          Notes to Consolidated Financial
                            Statements (unaudited)                      8

                 Item 2.  Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                               9

            PART II.  Other Information

                 Item 6(b). No reports on Form 8K have been
                              filed during the quarter for
                              which this report is filed.

            Signatures                                                19

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                    November   February
ASSETS                                              30, 1993   28, 1993
                                                   ---------- ----------
Cash:
  Demand deposits.................................    $4,784    $10,211
  Escrow accounts.................................     5,270      6,854
                                                   ---------- ----------
      Total cash..................................    10,054     17,065
                                                   ---------- ----------
Receivables:
  Customer accounts and other.....................    15,655     11,010
  Escrow and deposits.............................     9,045      6,968
  Related parties.................................     1,926        803
                                                   ---------- ----------
      Total receivables...........................    26,626     18,781
                                                   ---------- ----------
Mortgages and Notes Receivable:
  Collateralized mortgages receivable.............    33,187     40,355
  Residential mortgages receivable................    19,316     34,108
  Other mortgages and notes receivable............     4,432      4,390
                                                   ---------- ----------
      Total Mortgages and notes receivable-net....    56,935     78,853
                                                   ---------- ----------
Inventories- At cost, not in excess of market:
  Real estate under development:
  Accumulated cost of construction:
    Finished......................................    34,391     31,994
    In progress...................................    39,888     19,955
  Land and land development costs.................   188,940    128,888
  Land, land options, and costs of projects
     in planning..................................    73,933     62,554
                                                   ---------- ----------
      Total inventories...........................   337,152    243,391
                                                   ---------- ----------
Property - At cost:
  Operating property..............................    20,508     19,296
  Less accumulated depreciation...................    10,840     10,800
                                                   ---------- ----------
    Net operating property........................     9,668      8,496
                                                   ---------- ----------
  Rental property.................................    58,642     49,923
  Less accumulated depreciation...................     6,797      5,748
                                                   ---------- ----------
    Net rental property...........................    51,845     44,175
                                                   ---------- ----------
Income producing properties under development.....    18,612     18,015
                                                   ---------- ----------
      Property net................................    80,125     70,686
                                                   ---------- ----------
Investment In and Advances To Unconsolidated
    Affiliate and Joint Venture...................     4,373      4,565
                                                   ---------- ----------
Prepaid Expenses and Other Assets.................    41,709     31,688
                                                   ---------- ----------
Total Assets......................................  $556,974   $465,029
                                                   ========== ==========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                    November   February
LIABILITIES AND STOCKHOLDERS' EQUITY                30, 1993   28, 1993
                                                   ---------- ----------
Mortgage and Notes Payable:
  Nonrecourse land mortgages......................   $11,895    $13,431
  Revolving credit agreement......................    53,400     15,000
  Mortgage warehouse line of credit...............    11,248     16,691
  Nonrecourse mortgages secured by building,
    land, and land improvements...................    21,488     21,577
                                                   ---------- ----------
    Total Mortgages and Notes Payable.............    98,031     66,699
                                                   ---------- ----------
Bonds Collateralized By Mortgages Receivable          32,985     39,914
                                                   ---------- ----------
Subordinated Notes................................   202,159    152,157
                                                   ---------- ----------
Accounts Payable..................................    14,773     12,532
                                                   ---------- ----------
Customers' Deposits...............................    20,052      8,129
                                                   ---------- ----------
Accrued Liabilities:
  State income taxes..............................       289        705
  Federal income taxes:
    Current.......................................      (718)     3,188
    Deferred .....................................    (1,990)    (5,522)
  Interest........................................     6,795      6,056
  Post development completion costs...............    10,972      8,979
  Other...........................................    13,993     20,255
                                                   ---------- ----------
    Total accrued liabilities.....................    29,341     33,661
                                                   ---------- ----------
      Total liabilities...........................   397,341    313,092
                                                   ---------- ----------
Stockholders' Equity:
  Preferred Stock, $.01 par value-authorized
    100,000 shares; none issued
  Common Stock,Class A,$.01 par value authorized
    87,000,000 shares; issued 14,654,637 shares
    (including 345,874 shares held in Treasury)...       147        137
  Common Stock,Class B,$.01 par value authorized
    13,000,000 shares; issued 8,879,160 shares
    (including 345,874 shares held in Treasury)...        88         98
  Paid in Capital.................................    32,301     31,882
  Retained Earnings...............................   132,396    125,119
  Treasury Stock - at cost........................    (5,299)    (5,299)
                                                   ---------- ----------
      Total stockholders' equity..................   159,633    151,937
                                                   ---------- ----------
Total Liabilities and Stockholders' Equity........  $556,974   $465,029
                                                   ========== ==========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBS
CONSOLIDATED STATEMENTS OF INCOME
 AND RETAINED EARNINGS
(In Thousands Except Per Share Data)
                                        Three Mos Ended   Nine Mos Ended
                                         November 30,       November 30,
                                        ------------------ -----------------
                                            1993     1992     1993     1992
                                        -------- -------- -------- --------
Revenues:
  Housing sales....................     $136,231 $109,435 $310,222 $220,378
  Land and lot sales...............          760      638    2,121    9,069
  Rental program...................        1,863    1,364    5,386    4,341
  Mortgage banking and finance ops.        2,462    2,399    6,931    6,138
  Other operations.................        1,762    1,758    4,659    4,439
                                        -------- -------- -------- --------
    Total revenues.................      143,078  115,594  329,319  244,365
                                        -------- -------- -------- --------
Costs and Expenses:
  Construction, land, interest and
   operations......................      110,765   89,786  255,063  189,714
  Provision to reduce inventory to
   estimated net realizable value..                 3,100             3,100
  Selling, general and admin.......       19,322   13,921   44,799   33,418
  Rental operations................        2,496    2,452    6,955    7,145
  Mortgage banking and finance ops.        2,534    2,214    7,528    6,482
  Other operations.................        1,040    1,013    2,468    2,717
                                        -------- -------- -------- --------
    Total costs and expenses.......      136,157  112,486  316,813  242,576
                                        -------- -------- -------- --------

Income Before Income Taxes and
 Extraordinary Loss.................       6,921    3,108   12,506    1,789
                                        -------- -------- -------- --------
State and Federal Income Taxes:
  State.............................          97      409      730      582
  Federal:
    Current.........................       1,867      812     (310)  (3,135)
    Deferred........................         188      (69)   3,532    2,844
                                        -------- -------- -------- --------
    Total taxes.....................       2,152    1,152    3,952      291
                                        -------- -------- -------- --------
Income Before Extraordinary Loss....       4,769    1,956    8,554    1,498

Extraordinary Loss from Extinguish-
 ment of Debt, Net of Income Taxes..                        (1,277)
                                        -------- -------- -------- --------
Net Income..........................       4,769    1,956    7,277    1,498

Retained Earnings, Beg of Period....     127,627  114,871  125,119  115,329
                                        -------- -------- -------- --------
Retained Earnings, End of Period....    $132,396 $116,827 $132,396 $116,827
                                        ======== ======== ======== ========
Income Per Common Share:
  Income before extraordinary loss..       $0.21    $0.09    $0.38    $0.07
  Extraordinary loss................                         (0.06)
                                        -------- -------- -------- --------
Net income .........................       $0.21    $0.09    $0.32    $0.07
                                        ======== ======== ======== ========
Weighted Average Number of Shares
 Outstanding........................      22,839   22,779   22,814   22,773
                                        ======== ======== ======== ========
See notes to consolidated financial
 statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                                A Common Stock   B Common Stock
                              ---------------- ------------------

                                 Shares           Shares
                              Issued and  Dol- Issued and  Dol-  Paid-In Retained Treasury
                              Outstanding lars Outstanding lars  Capital Earnings  Stock    Total
                              ----------- ---- ----------- ----- ------- -------- -------- ---------

Balance, February 28, 1993..  13,320,754  $137 9,462,793   $98   $31,882 $125,119  ($5,299) $151,937

Sale of common stock under
 employee stock option plan.      29,250          29,250             419                         419

Conversion of Class B to
 Class A common stock.......     958,759    10  (958,757)  (10)

Net Income..................                                                7,277              7,277

                              ----------  ---- ----------- ----- ------- -------- --------  --------
Balance, November 30, 1993..  14,308,763  $147 8,533,286   $88   $32,301 $132,396  ($5,299) $159,633
                              ==========  ==== =========== ===== ======= ======== ========= ========

HOVNANIAN ENTERPRISES, INC. AND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                      Nine Months Ended
                                                         November 30,
                                                      -----------------
                                                          1993     1992
                                                      -------- --------
Cash Flows From Operating Activities:
  Net Income ......................................     $7,277   $1,498
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation.................................      2,161    1,800
      Loss (gain) on sale and retirement of property
        and assets.................................        387     (512)
      Deferred income taxes........................      3,532    2,843
      Loss from unconsolidated affiliates..........         56      183
      Decrease (increase) in assets:
        Receivables, prepaids and other assets.....    (17,866) (22,701)
        Mortgages receivable.......................     13,875    3,804
        Inventories................................    (93,761) (70,445)
      Increase (decrease) in liabilities:
        State and Federal income taxes.............     (4,322)  (3,012)
        Customers' deposits........................     11,923    6,793
        Interest and other accrued liabilities.....     (5,523)   5,530
        Post development completion costs..........      1,993   (3,700)
        Accounts payable...........................      2,241    7,794
        Amortization of debenture discounts........          2        7
                                                      -------- --------
          Net cash used by operating activities....    (78,025) (70,118)
                                                      -------- --------
Cash Flows From Investing Activities:
  Proceeds from sales of property and assets.......      2,755    2,878
  Investment in property and assets................     (2,560)  (2,658)
  Purchase of property.............................     (2,138)  (2,529)
  Investment in and advances to unconsolidated
    affiliates.....................................        136     (350)
  Investment in incoming producing properties......    (10,044)  (3,159)
  Investment in loans from sale of subsidiaries....         50      (86)
                                                      -------- --------
          Net cash used by investing activities....    (11,801)  (5,904)
                                                      -------- --------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes................    366,879  159,604
  Proceeds from subordinated debt..................     96,870   97,000
  Principal payments on mortgages and notes........   (339,346)(189,482)
  Principal payments on subordinated debt..........    (50,000)  (5,590)
  Investment in mortgages receivable...............      7,993    8,528
  Proceeds from sale of stock......................        419      155
                                                      -------- --------
          Net cash provided by financing activities     82,815   70,215
                                                      -------- --------
Net Decrease In Cash...............................     (7,011)  (5,807)

Cash Balance, Beginning of Period..................     17,065   15,889
                                                      -------- --------
Cash Balance, End of Period........................    $10,054  $10,082
                                                      ======== ========

See notes to consolidated financial statements.

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     1. The consolidated financial statements, except for the February 28, 1993 consolidated balance sheets, have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

     2.  Interest costs incurred, expensed and capitalized were:

                                    Three Months Ended   Nine Months Ended
                                    ------------------   ------------------
                                    11/30/93  11/30/92   11/30/93  11/30/92
                                    --------  --------   --------  --------

Interest Incurred (1):
  Residential (3)...................$ 4,454   $ 4,777    $14,574   $12,241
  Commercial(4).....................  1,369     1,558      3,948     4,682
                                    -------   -------    -------   -------
    Total Incurred..................$ 5,823   $ 6,335    $18,522   $16,923
                                    =======   =======    =======   =======
Interest Expensed:
  Residential (3)...................$ 3,769   $ 4,761    $10,576   $10,989
  Commercial (4)..................... 1,291     1,466      3,710     4,366
                                    -------   -------    -------   -------
     Total Expensed.................$ 5,060   $ 6,227    $14,286   $15,355
                                    =======   =======    =======   =======
Interest Capitalized at
  Beginning of Period...............$26,553   $25,161    $23,365   $24,062
Plus Interest Incurred............... 5,823     6,335     18,522    16,923
Less Interest Expensed............... 5,060     6,227     14,286    15,355
Less Charges to Reserves.............    84       272        329       633
Less Sale of Assets..................                         40
                                    -------   -------    -------   -------
Interest Capitalized at
  End of Period ....................$27,232   $24,997    $27,232   $24,997
                                    =======   =======    =======   =======
Interest Capitalized at
  End of Period (5):
  Residential(3)....................$21,030    $17,399   $21,030   $17,399
  Commercial(2).....................  6,202      7,598     6,202     7,598
                                    -------    -------   -------   -------
    Total Capitalized...............$27,232    $24,997   $27,232   $24,997
                                    =======    =======   =======   =======

(1) Does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to cost of sales.
(4)  Represents interest charged to rental operations.
(5)  Capitalized  residential  interest  at  November  30,  1993   includes
     $1,635,000 reported at February 28, 1993 as capitalized commercial interest.
     This reclassification was the result of the transfer of two parcels of land from commercial due to a change in intended use to residential housing.

     3. In July 1993, the Company redeemed all of its outstanding 12 1/4% Subordinated Notes due 1998 at a price of 102% of par. The principal amount redeemed was $50,000,000 and the redemption resulted in an extraordinary loss of $1,277,000, net of income taxes of $658,000. As of May 31, 1993, the Company accrued and expensed the premium paid and expensed all unamortized prepaid issuance expenses as an extraordinary loss.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the nine months ended November 30, 1993 were for operating expenses, seasonal increases in housing inventories, construction, acquisition of commercial facilities, income taxes, interest and the redemption of Subordinated Notes. The Company provided for its cash requirements from outside borrowings, including the Revolving Credit Facility and Subordinated Notes as well as from housing revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") which provides a revolving credit line of up to $115,000,000 (the "Revolving Credit Facility") through July 1996. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of November 30, 1993, borrowings under the Agreement were $53,400,000.

     On June 7, 1993 the Company issued $100,000,000 9 3/4% Subordinated Notes due 2005. There are no sinking fund payments prior to maturity. In July 1993, the Company redeemed all of its outstanding 12 1/4% Subordinated Notes due 1998 at a price of 102% of par. The aggregate principal amount of all subordinated indebtedness issued by the Company and outstanding as of November 30, 1993 was $202,160,000.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of November 30, 1993, the aggregate principal amount of all such borrowings was $44,233,000.

     The  book  value  of  the  Company's  residential  inventories,   rental
condominiums, and  commercial properties  completed   and  under  development
amounted to the following:

                                               November 30,    February 28,
                                                   1993            1993
                                               ------------    ------------

Residential real estate inventory............  $337,152,000    $243,391,000
Residential rental condominiums..............     3,465,000       3,973,000
                                               ------------    ------------
  Total Residential Real Estate..............   340,617,000     247,364,000
Commercial properties........................    66,992,000      58,217,000
                                               ------------    ------------
  Combined Total.............................  $407,609,000    $305,581,000
                                               ============    ============

     Total residential real estate increased $93,253,000 during the nine months ended November 30, 1993 as a result of an inventory increase of $93,761,000, and a rental condominium decrease of $508,000. The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries later this year, the Company's overall increase in housing volume and the expansion into the metro Washington D.C. area. The Company's rental condominiums declined due to the Company's continued liquidation of such property. Substantially all residential homes under construction or completed and included in real estate inventory at November 30, 1993 are expected to be sold and closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table   summarizes  housing lots  in the Company's  active
communities under development:
                                  Home                            Remaining
                       Commun.    Lots               Contracted   Lots
                       Under      Owned/    Homes    Not          Available
                       Develop.   Approved  Closed   Closed          (1)
                       -------    --------  ------   ----------   ---------

  November 30, 1993...    82       10,113    4,978      2,264       2,871

  February 28, 1993...    70        9,543    3,620      1,335       4,588

(1) Of the  total  home lots  available, 400 and 403 were under  construction
or  complete  (including 93 and  104   models and sales offices) at  November
30, 1993 and February 28, 1993, respectively.

     In addition, in substantially completed or suspended developments the Company had 813 and 943 home lots at November 30, 1993 and February 28, 1993, respectively. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At November 30, 1993 the Company controlled such land to build 12,695 proposed homes, compared to 11,902 homes at February 28, 1993.

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Rental Program" and "Other Operations" under "Results of Operations"). During the first nine months of fiscal 1994, the increase in commercial properties was primarily the result of the acquisition of a 116,000 sq. ft. retail center in Wall Township, New Jersey. When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At November 30, 1993, the Company had long-term non-recourse financing aggregating $18,506,000 on three commercial facilities, a decrease of $66,000 from February 28,1993, due to principal amortization.

     The Company's   mortgages   and   notes   receivable   amounted  to  the
following:

                                               November 30,    February 28,
                                                   1993            1993
                                               ------------    ------------

Collateralized mortgages receivable........    $33,187,000     $40,355,000
Residential mortgages receivable...........     19,316,000      34,108,000
Land and lot mortgages receivable..........      1,395,000       1,343,000
Notes from the sale of subsidiaries........      3,037,000       3,047,000
                                               -----------     -----------
  Total Mortgages and Notes Receivable         $56,935,000     $78,853,000
                                               ===========     ===========

     The collateralized  mortgages  receivable    are  pledged  against  non-
recourse collateralized mortgage obligations. Residential mortgages receivable amounting to $11,971,000 and $25,868,000 at November 30, 1993 and February 28, 1993, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent but only to the extent the loan is greater than the fair market value of the mortgaged home and losses are not covered by mortgage insurance. Historically, the Company has incurred minimal credit losses. Land and lot mortgages are usually short term (5 years or less) and not subject to construction loan subordination. Notes from the sale of subsidiaries are secured by the assets and/or stock of the subsidiaries and amortized over ten years.


RESULTS OF OPERATIONS FOR THE THREE AMD NINE MONTHS ENDED NOVEMBER 30, 1993 COMPARED TO THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 1992

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprising primarily of New Jersey and eastern Pennsylvania), North Carolina, southeastern Florida and metro Washington, D.C. In addition, the Company develops and acquires commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida. During the first nine months of fiscal 1994, the Company had net income before an extraordinary loss amounting to $8.6 million. The Northeast Region, North Carolina, and metro Washington D.
C. generated profits which were partially offset by losses from the Company's other operations. An important indication of future profits for the Company is net contracts signed and its contract backlog. For the first nine months of fiscal 1994, the Company's net contracts signed amounted to $487.1 million compared to $307.5 million for the same period last year. At November 30, 1993 the Company's home contract backlog for future delivery was 2,625 homes with an aggregate sales value of $391.2 million compared to 1,829 homes with an aggregate sales value of $244.5 million at the same time last year. As a result of the increased contracts and backlog and future project openings, the Company expects to report higher operating profits and net income for the year ending February 28, 1994.

     The  following   table   sets   forth,   for   the   periods  indicated,
certain income statement items as percentages of total revenues:

                                              Three              Nine
                                           Months Ended      Months Ended
                                           November 30,      November 30,
                                          ---------------   ---------------
                                           1993     1992     1993     1992
                                          ------   ------   ------   ------

Total Revenues........................... 100.0%   100.0%   100.0%   100.0%
                                          ------   ------   ------   ------

Costs and Expenses:
  Construction, land, interest
    and operations.......................  77.4     77.7     77.4     77.6
  Provision to reduce inventory to
    estimated net realizable value.......            2.7               1.3
  Selling, general and administrative....  13.5     12.0     13.6     13.7
  Mortgage banking and finance operations   1.8      1.9      2.3      2.7
  Rental and other operations............   2.5      3.0      2.9      4.0
                                          ------   ------   ------   ------
    Total costs and expenses.............  95.2     97.3     96.2     99.3
                                          ------   ------   ------   ------

Income Before Income Taxes and
  Extraordinaty Loss.....................   4.8      2.7      3.8       .7

Total Income Taxes.......................   1.5      1.0      1.2       .1
                                          ------   ------   ------   ------
Income Before Extraordinary Loss.........   3.3      1.7      2.6       .6

Extraordinary Loss From Extinguishment
  of Debt, Net of Income Taxes...........                     (.4)
                                          ------   ------   ------   ------
Net Income...............................   3.2%     1.7%     2.2%      .6%
                                          ======   ======   ======   ======

Total Revenues:

     Revenues for the third quarter of fiscal 1994 increased $27.5 million, or 23.8% , compared to the third quarter of fiscal 1993. This was primarily a result of increased housing revenues of $26.8 million. Revenues from rental and other operations increased $.5 million primarily due to the addition of a of a retail center and related rentals. Mortgage banking and finance operations increased  $.1  million  and land  and  lot  sales  increased  $.1 million.

     Revenues for the first nine months of fiscal 1994 increased $85.0 million, or 34.8%, compared to the first nine months of fiscal 1993. This was primarily the result of increased housing sales of $89.8 million partially offset by a decrease in land and lot sales of $6.9 million. Mortgage banking and finance operations increased $.8 million primarily resulting from increased mortgage origination and sale of servicing fees. Rental and other operations increased $1.3 million for the reason noted above and the sale of a retail center in the second quarter of fiscal 1994.

Housing Operations:

     Housing revenues increased $26.8 million, or 24.5%, and $89.8 million, or 40.8%, in the third quarter and first nine months of fiscal 1994, respectively, compared to the same periods of the previous year. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                             Three Months Ended        Nine Months Ended
                                November  30,            November 30,
                             -------------------      -------------------
                               1993        1992         1993       1992
                             --------   --------      --------   --------
                                    (Dollars in Thousands)

Northeast Region(1):
  Housing Revenues.......... $ 92,643   $ 88,013      $196,298   $163,360
  Homes Delivered...........      583        630         1,332      1,167

North Carolina:
  Housing Revenues.......... $ 20,284   $ 14,324      $ 49,233   $ 41,499
  Homes Delivered...........      157        124           392        365

Florida:
  Housing Revenues.......... $ 13,355   $  6,087      $ 31,232   $ 12,491
  Homes Delivered...........      111         54           261        118

Metro Washington, D.C.:
  Housing Revenues.......... $  9,511   $    142      $ 32,038   $    142
  Homes Delivered...........       58          1           216          1

Other:
  Housing Revenues.......... $    438   $    869      $  1,421   $  2,886
  Homes Delivered...........        7         12            23         37

Totals:
  Housing Revenues.......... $136,231   $109,435      $310,222   $220,378
  Homes Delivered...........      916        821         2,224      1,688

(1) Excludes suspended operations in New York for fiscal 1993 which are included with New Hampshire in "Other".

     The third quarter and first nine months of fiscal 1994 housing revenue increase (compared to fiscal 1993) was due to increased homes delivered and increased average sales prices in all the Company's markets. In the Northeast Region one reason average sales prices are increasing is because of the Company's diversified product mix of more detached single family homes and larger townhouses with garages designed for the move-up buyer. In Florida, the Company's performance is improving as a result of the addition of new single family developments. In the Company's new Metro Washington D. C. Division, homes began to be delivered at the end of fiscal 1993. In addition, the Company has raised sales prices in all its markets as demand for its products becomes stronger.

     The Company's contract backlog by market area is set forth below:

                                              November 30,
                                       ------------------------
                                         1993            1992
                                       --------        --------
                                        (Dollars in Thousands)

Northeast Region:
  Aggregate Base Sales Price.......... $280,279        $187,217
  Number of Homes.....................    1,806           1,353

North Carolina:
  Aggregate Base Sales Price.......... $ 53,045        $ 32,439
  Number of Homes.....................      407             277

Florida:
  Aggregate Base Sales Price.......... $ 40,078        $ 15,736
  Number of Homes.....................      314             130

Metro Washington, D. C.:
  Aggregate Base Sales Price.......... $ 17,046        $  8,425
  Number of Homes.....................       84              58

Other:
  Aggregate Base Sales Price.......... $    790        $    708
  Number of Homes.....................       14              11

Totals:
  Aggregate Base Sales Price.......... $391,238        $244,525
  Number of Homes.....................    2,625           1,829

     Construction, land,  interest  and   operations  include expense
housing  and  land   and  lot   sales.  A   breakout  of construction,  land,
interest and operations expenses for housing sales and housing gross margin is set forth below:

                                   Three Months Ended    Nine Months Ended
                                       November 30,         November 30,
                                   -------------------   ------------------
                                     1993      1992        1993       1992
                                   --------  ---------   --------  --------
                                            (Dollars in Thousands)

Housing sales...................   $136,231  $109,435    $310,222  $220,378
                                   --------  --------    --------  --------
Construction, land and
  operations expenses...........    106,188    84,549     242,600   171,670
Interest expense................      3,745     4,663      10,438    10,195
                                   --------  --------    --------  --------
  Total expenses................    109,933    89,212     253,038   181,865
                                   --------  --------    --------  --------
Housing gross margin............   $ 26,298  $ 20,223    $ 57,184  $ 38,513
                                   ========  ========    ========  ========

Gross margin percentage.........     19.3%      18.5%      18.4%      17.5%

     Construction, land and operating expenses as a percentage of housing sales increased .3% to 78.2% for the first nine months of fiscal 1994 from 77.9% for the same period last year. This increase is primarily the result of the decreased percentage of home revenues coming from the Northeast Region where gross margins are greater. The Northeast Region has declined to 63.2% of the Company's housing revenues for the first nine months of fiscal 1994 from 74.1% for the same period last year. The Company's other markets are more competitive which keeps prices and gross margins down. The increase was also caused by sharply raising material costs (primarily lumber) as demand for such materials is greater than current supplies.

    Housing interest has  declined 1.2%  as  a percentage of housing sales to
3.4 % for the first nine months of fiscal 1994, from 4.6% for the same period last year. This decrease is primarily the result of the Company's increased inventory turnover and a continued reduction in the Company's consolidated interest rate. Interest is capitalized during construction and expensed as houses are delivered.

     Selling, general and administrative expenses increased $11.4 million, or 34.1%, in the first nine months of fiscal 1994 compared to the same period last year. The increase in the dollar amount of such expenses was primarily due to a 40.8% increase in housing revenues. As a percentage of housing revenues such expenses decreased .8% to 14.4% for the first nine months of fiscal 1994, from 15.2% for the same period last year.

Land and Lot Operations:

     A breakout of construction, land, interest and operating expenses for land and lot sales and gross margin is set forth below:

                                Three Months Ended   Nine Months Ended
                                   November 30,         November 30,
                                ------------------   -----------------
                                  1993      1992       1993      1992
                                -------   --------   -------   -------
                                         (Dollars in Thousands)

Land and lot sales...........   $  760    $   638    $ 2,121   $ 9,069
                                -------   --------   --------  -------
Construction, land and
  operations expenses........      808        476      1,887     7,055
Interest expense.............       24         98        138       794
                                -------   --------   --------  -------
  Total expenses.............      832        574      2,025     7,849
                                -------   --------   --------  -------
Land and lot sales
  Gross margin...............   $  (72)   $    64    $    96   $ 1,220
                                =======   ========   ========  =======

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but will significantly fluctuate up or down. During fiscal 1994 land and lot sales consisted primarily of scattered lot sales in the Northeast Region and two small land sales, one in New Jersey and one in Florida.

Mortgage Banking and Finance Operations:

     Mortgage banking and finance operations consist primarily of originating mortgages from sales of the Company's homes and selling such mortgages in the secondary market. Such operations also include interest income and expense from the Company's collateralized mortgages receivable and related bonds payable. Such operations are expected to operate at a slight profit for fiscal 1994. Servicing rights on new mortgages originated by the Company are sold as the loans are closed.

Rental Program:

     At November 30, 1993 the Company owned and was leasing three office buildings, four office/warehouse facilities, three retail centers and one mini-storage facility. During the first nine months of fiscal 1994 compared to the same period last year, rental operations increased due to increased occupancy levels and the addition of one retail center. Rental operations include interest amounting to $3.7 million and $4.4 million for
the first  nine months  of fiscal  1994 and   1993,   respectively.       The
Company is also renting condominium homes in New Hampshire but is liquidating these rentals through a reduced house price sales program. The Company expects such operations to operate at a loss after deducting interest and depreciation.

Other Operations:

     Other operations consisted primarily of title insurance, investment properties, sale of assets and other income from residential housing operations including interest income, contract deposit forfeitures and low and moderate income housing subsidies. All such operations, except investment properties and sale of assets, relate to the Company's residential real estate activities. The investment properties division supervises the construction of commercial properties and manages completed properties for the Company. Such properties, when completed, result in additional rental operations for the Company. During the second quarter of fiscal 1994 the Company sold a 10,000 sq. ft. retail center in Galloway Township, N. J. Included in other revenues is the pretax profit from this sale amounting to $538,000.

Extraordinary Item:

     In July 1993, the Company redeemed all of its outstanding 12 1/4% Subordinated Notes due 1998 at a price of 102% of par. The principal amount redeemed was $50,000,000 and the redemption resulted in an extraordinary loss of $1,277,000, net of income taxes of $658,000. As of May 31, 1993, the Company accrued and expensed the premium paid and expensed all
unamortized  prepaid   issuance  expenses  as  an extraordinary loss.

Inflation:

     Inflation has a long-term effect on the Company because increasing costs of land, materials and labor result in increasing sale prices of its homes. In general, these price increases have been commensurate with the general rate of inflation in the Company's housing market and have not had a significant adverse effect on the sale of the Company's homes. However, some material costs (primarily lumber) have recently increased above the rate of inflation due to demand being higher than available supplies. A significant risk faced by the housing industry generally is that rising house costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. In recent years, in the price ranges in which it sells homes, the Company has not found this risk to be a significant problem.

     Inflation has a lesser short-term effect on the Company because the Company generally negotiates fixed price contracts with its subcontractors and material suppliers for the construction of its homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between four to twelve months.
Construction costs for residential buildings represent approximately 51% of the Company's total costs and expenses.


                             SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE   1/12/94                      KEVORK S. HOVNANIAN/S/
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and
                                    Chief Executive Officer



DATE   1/12/94                      PAUL W. BUCHANAN/S/-
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller