Form 10-K
period 1994-02-28
HOVNANIAN ENTERPRISES INC
filed 1994-05-20
CIK 357294

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K



(  X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended FEBRUARY 28, 1994

(    )TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from             to

Commission file number:  1-8551

Hovnanian Enterprises, Inc.
(Exact name of registrant as specified in its charter)
Delaware                                           22-1851059
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

10 Highway 35, P.O. Box 500, Red Bank, N.J.  07701
(Address of principal executive offices)

908-747-7800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on
Title of Each Class                           Which Registered
- - --------------------                          ------------------------
Class A Common Stock, $.01 par value        American Stock Exchange
 per share

Securities registered pursuant to Section 12(g) of the Act  -  None

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       ( X )Yes (   ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( X ).

As of the close of business on May 13, 1994, there were outstanding 14,396,409 shares of the Registrant's Class A Common Stock and 8,445,844 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on the American Stock Exchange) of these shares held by non-affiliates of the Registrant as of May 13, 1994 was $101,250,000. (The value of a share of Class A Common Stock is used as the value for a share of Class B Common Stock as there is no established market for Class B Common Stock and it is convertible into Class A Common Stock on a share-for-share basis.)

Documents Incorporated by Reference:

Part III - Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation l4A in connection with registrant's annual meeting of shareholders to be held in July, 1994 which are responsive to Items l0, ll, l2 and l3.
                         HOVNANIAN ENTERPRISES, INC.
                                  FORM 10-K
                              TABLE OF CONTENTS

Item                                                       Page

                                    PART

1 and 2        Business and Properties......................   4
   3           Legal Proceedings............................  18
   4           Submission of Matters to a Vote of
                 Security Holders...........................  18

                                   PART II

   5           Market for the Registrant's Common Equity
                 and Related Stockholder Matters............  19

   6           Selected Financial Data......................  19

   7           Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................  21

   8           Financial Statements and Supplementary
                 Data.......................................  31
   9           Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure.................................  31

                                  PART III

  10           Directors and Executive Officers of the
                 Registrant.................................  32

               Executive Officers of the Registrant.........  32

  11           Executive Compensation.......................  33

  12           Security Ownership of Certain Beneficial
                 Owners and Management......................  33

  13           Certain Relationships and Related
                 Transactions...............................  33

                                   PART IV

  14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.......................  34

               SIGNATURES...................................  37

                                   PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

     The Company primarily designs, constructs and markets multi-family attached condominium apartments and townhouses and single family detached homes in planned residential developments in its Northeast Region (comprised primarily of New Jersey and eastern Pennsylvania), in southeastern Florida, in metro Washington, D. C. and in North Carolina. The Company markets its homes to first time buyers and to first and second time move-up buyers and concentrates on the moderately priced segment of the housing market. The Company has diversified its business, on a limited scale, through mortgage banking, title insurance activities and the development and ownership of commercial properties, primarily in New Jersey, and, to a lesser extent, in Florida.

     The Company employed approximately 1,070 full-time personnel as of April
30, 1994.   The  Company was  incorporated  in New  Jersey  in 1967  and  was reincorporated in Delaware in 1982.

RESIDENTIAL DEVELOPMENT ACTIVITIES

     The Company's residential development activities include evaluating and purchasing properties, master planning, obtaining governmental approvals and constructing, marketing and selling homes. A residential development generally includes a number of residential buildings containing from two to twenty-four dwelling units per building and/or single family detached houses, together with amenities such as recreational buildings, swimming pools, tennis courts and open areas. By using standardized designs and materials and by rigorous control of subcontracting costs, the Company attempts to keep selling prices moderate.

     The Company attempts to reduce the effect of certain risks inherent in the housing industry through the following policies and procedures:

      - The Company acquires land for future development principally through the use of land options which need not be exercised before the completion of the regulatory approval process. The Company structures these options in most cases with flexible takedown schedules rather than with an obligation to takedown the entire parcel upon approval. Additionally, the Company purchases improved lots in certain markets by acquiring a small number of improved lots with an option on additional lots. This allows the Company to minimize the economic costs and risks of carrying a large land inventory, while maintaining its ability to commence new developments during favorable market periods.

      - In an attempt to reduce its land acquisition costs, the Company monitors housing industry cycles and seeks to acquire land options near the cyclical trough.

      - The Company generally begins construction on a residential multi-family building only after entering into contracts for the sale of at least 75% of the dwelling units in that building. Single family detached homes are generally started after a contract is signed and mortgage approvals obtained. This limits the build-up of inventory of unsold homes and the costs of maintaining and carrying that inventory.

       - The Company finances all construction, land acquisition and operations through equity, long term debt, its revolving credit facility or cash flow. This eliminates the need of obtaining specific project construction financing, which is especially important at a time when obtaining such project financing is difficult.

      - Through its presence in multiple geographic markets, the Company's goal is to reduce the effects that housing industry cycles, seasonality and local conditions in any one area may have on its business.

     The Company concentrates on a segment of the housing market consisting of moderately priced multi-family attached condominium apartments and townhouses, which are marketed primarily to first time buyers, and moderately priced townhouses with garages and single family detached homes which are marketed primarily to first and second time move-up buyers. In recent years, the Company has diversified its product mix to include more detached single family homes and larger townhouses with garages designed for the move-up buyer. Current base prices for the Company's homes in contract backlog at February 28, 1994 (exclusive of upgrades and options) range from $38,500 to $460,000 in its Northeast Region, from $60,000 to $188,500 in Florida, from $90,000 to $356,000 in metro Washington, D. C., and from in North Carolina. Closings generally occur and are reflected in revenues from four to twelve months after sales contracts are signed.

      Information on homes delivered in the Company's market areas is forth below:

                                       Year Ended February 28 (29),
                                   ----------------------------------
                                    1994         1993         1992
                                   --------     --------     --------
                                     (Housing Revenue in Thousands)

Northeast Region(1):
  Housing Revenues................  $389,577     $311,347     $216,274
  Homes Delivered.................     2,527        2,226        1,582
  Average Price...................  $154,165     $139,868     $136,709

North Carolina:
  Housing Revenues................  $ 72,639     $ 59,399     $ 45,698
  Homes Delivered.................       580          517          420
  Average Price...................  $125,239     $114,892     $108,805

Florida:
  Housing Revenues................  $ 48,780     $ 19,900     $ 20,512
  Homes Delivered.................       405          184          282
  Average Price...................  $120,444     $108,152     $ 72,738

Metro Washington D.C.:
  Housing Revenues................  $ 44,783     $  3,327          --
  Homes Delivered.................       288           28          --
  Average Price...................  $155,000     $118,821          --

Other:
  Housing Revenues................  $  1,710     $  3,333     $  9,271
  Homes Delivered.................        28           44           99
  Average Price...................  $ 61,071     $ 75,750     $ 93,646

Combined Total:
  Housing Revenues................  $557,489     $397,306     $291,755
  Homes Delivered.................     3,828        2,999        2,383
  Average Price...................  $145,634     $122,432     $125,429

(1) Excludes suspended operations in New York which are included with New Hampshire in "Other" below.

     Information on homes delivered by product type is set forth below:

                                     Year Ended February 28 (29),
                                   -------------------------------
                                     1994       1993       1992
                                   --------   --------   --------
                                   (Housing Revenues in Thousands)

First Time Buyer Product(1)
  Housing Revenues................  $154,518   $137,613   $121,247
  Homes Delivered.................     1,310      1,226      1,225
  Percentage of Housing Revenues..       28%        35%        42%

Move-Up Buyer Product(2)
  Housing Revenues................. $402,971   $259,693   $170,508
  Homes Delivered..................    2,518      1,773      1,158
  Percentage of Housing Revenues...      72%        65%        58%

(1) First time buyer product consists of all of the Company's multi-family attached home products other than townhouses with garages.
(2) Move-up buyer product consists of single family detached homes and townhouses with garages.

     The Company continues to see strong sales activity in the Northeast Region, Florida and North Carolina. Sales activity in metro Washington, D.
C. slowed during the later part of fiscal 1994 due to a lack of available product to sell. Subsequently, metro Washington D. C. has brought more homes to market. The Company sees these trends continuing which are expected to result in higher housing revenues in fiscal 1995.

     Because of continued weak economic conditions in the southern New Hampshire market, the Company elected to suspend activities in that market. The Company decided to liquidate all existing homes by deep discount and auction sales. At February 28, 1994, 50 homes remain in southern New Hampshire of which 14 are under contract of sale.

     In anticipation of liquidation losses in Florida, New Hampshire and New York, the Company established reserves in previous years to reduce the book value of these properties to their estimated net realizable value. The book value of all residential real estate has been adjusted to reflect estimated net realizable value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Housing Operations."
     As of February 28, 1994, the following table summarizes the Company's active communities under development:
                                                           (1)        (2)
                                                    Contracted   Remaining
                        Commun-   Approved  Homes      Not       Home Sites
                          ities      Lots    Closed    Closed     Available
                        -------   --------  ------  ----------   ----------

  Northeast Region......    34       6,524    2,570     1,170       2,784
  North Carolina........    25       2,723    1,108       399       1,216
  Florida...............    12       1,994    1,072       273         649
  Metro Washington D.C..    11       1,114      153        49         912
                         -------   --------  ------  ----------   ---------
     Total                  82      12,355    4,903     1,891       5,561
                         =======   ========  ======  ==========   =========

(1)  Includes 283 lots under option.

(2) Of the total home sites available, 359 were under construction or completed (including 83 models and sales offices) and 2,534 were under option.

     In addition, in substantially completed or suspended developments, the Company had 93 homes under construction or completed. Included in the 93 homes are 34 contracted homes and 36 rented homes. The Company also owned 573 lots without construction (one in contract) and has 119 lots under option in these substantially completed or suspended developments.

BACKLOG

     Sales of the Company's residential homes typically are made pursuant to a standard sales contract. This contract requires a $500 to $1,000 customer deposit at the time of signing with the remainder of a 5% to 10% down payment due 30 to 60 days after signing and provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. The contract may include a financing contingency, which permits the customer to cancel his obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by the Company) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution.

     A prime indicator of the Company's future results is its contract backlog. At February 28, 1994 and 1993, the Company had a backlog of signed contracts for 1,926 homes and 1,449 homes, respectively, with sales values aggregating $278,127,000 and $199,751,000, respectively. New sales contracts for fiscal 1994 increased to $606,601,000 from $436,848,000 for fiscal 1993. Substantially all of the Company's backlog at February 28, 1994 is expected to be completed and closed within the next twelve months. At April 30 , 1994 and 1993, the Company's backlog of signed contracts was 2,175 homes and 1,882 homes, respectively, with sales values aggregating $320,636,000 and $263,677,000, respectively.

RESIDENTIAL LAND INVENTORY

     It is the Company's objective to control a supply of land, primarily through options, consistent with anticipated home building requirements in its housing markets. Controlled land as of February 28, 1994, exclusive of communities under development described under "Business and Properties -- Residential Development Activities," is summarized in the following table:

                        Number
                          of        Proposed    Total Land
                        Proposed   Developable    Option         Book
                      Communities     Lots        Price        Value(1)(2)
                      -----------  -----------  -----------    -----------
Northeast Region:
  Under Option.......       35        9,142     $161,279,000   $30,213,000
  Owned..............        4          875                     22,656,000
                         --------   ----------                 -----------
     Total...........       39       10,017                     52,869,000
                         --------   ----------                 -----------
North Carolina:
  Under Option.......        5          447     $  4,840,000       307,000
  Owned..............        5          468                      4,319,000
                         --------   ----------                 -----------
     Total...........       10          915                      4,626,000
                         --------   ----------                 -----------
Florida:
  Under Option.......        3          327     $  5,821,000       246,000
  Owned..............        5        1,611                     11,701,000
                         --------   ----------                 -----------
     Total...........        8        1,938                     11,947,000
                         --------   ----------                 -----------
Metro Washington, D.C.:
  Under Option........       1           46     $  2,116,000       349,000
                         --------   ----------                 -----------
Totals:
  Under Option........      44        9,962                     31,115,000
  Owned...............      14        2,954                     38,676,000
                         --------   ----------                ------------
Combined Total........      58       12,916                   $ 69,791,000
                         ========   ==========                ============

(1)    Under  option  also  includes  costs  incurred  on  properties   under
investigation not optioned. For properties under option, the Company paid, as of February 28, 1994, option fees and deposits aggregating approximately $7,915,000. As of February 28, 1994, the Company spent an additional $23,200,000 in non-recoverable predevelopment costs on such properties.

(2) Book value of $69,791,000, plus the land parcel described below of $14,296,000, and one other land parcel of $344,000, totals $84,431,000 which is identified on the balance sheet as "Inventories - land, land options, and cost of projects in planning."

     In its Northeast Region, the Company's objective is to control a supply of land sufficient to meet anticipated building requirements for at least three to four years. At February 28, 1994, the Company had one additional land parcel under option in its Northeast Region with total fees, deposits and non-recoverable predevelopment costs amounting to $14,296,000. Since this land is more appropriate for the development of expensive homes, the Company is currently attempting to sell these lots to other developers and individuals. In the future, some of these lots may be developed by the Company.

     In North Carolina and metro Washington, D.C., land historically has been acquired from a land developer on a lot takedown basis. Under a typical agreement with the lot developer, the Company purchases a minimal number of lots. The balance of the lots to be purchased are covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in North Carolina and metro Washington, D.C., the Company is starting to option parcels of unimproved land for development.

     In Florida, the Company has focused its development efforts primarily in the southeast. Emphasis is primarily on single family detached homes. The Company satisfies its land requirements primarily through a takedown program of developed lots in existing subdivisions. As a result of its decision to concentrate in the southeast, the Company is attempting to sell all its land in other locations, including the parcels of owned land included in the table on the previous page.

     In  addition  to  the   reserves  discussed  above  under  "Residential
Development Activities," the Company has established reserves to reduce the book value of certain undeveloped land in Florida to its estimated net realizable value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Housing Operations."

CUSTOMER FINANCING

     At the Company's communities on-site personnel facilitate sales by offering to arrange financing for prospective customers through K. Hovnanian Mortgage, Inc. ("KHM"). Management believes that the ability to offer customers financing on competitive terms as a part of the sales process is an important factor in completing sales.

     KHM's business consists of providing the Company's customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KHM's has its headquarters in Eatontown, N. J. and operates branch offices in North Brunswick and Cranford, New Jersey; Fairfax, Virginia; and West Palm Beach, Florida. An office is also expected to be opened in North Carolina in 1994.

     KHM's principal sources of revenues are: (i)interest income earned on mortgage loans during the period they are held by KHM prior to their sale to investors; (ii) net gains from the sale of loans; and (iii) revenues from the sale of the rights to service loans.

     KHM is approved by the Government National Mortgage Association ("GNMA") as a seller-servicer of Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans. A portion of the conventional loans originated by KHM (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). KHM arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities.

     KHM is a delegated underwriter under the FHA Direct Endorsement and VA Automatic programs in accordance with criteria established by such agencies. Additionally, KHM has delegated underwriting authority from FNMA and FHLMC. As a delegated underwriter, KHM may underwrite and close mortgage loans under programs sponsored by these agencies without their prior approval, which expedites the loan origination process.

     KHM, like other mortgage bankers, customarily sells nearly all of the loans that it originates. Loans are sold either individually or in pools to GNMA, FNMA, or FHLMC or against forward commitments to institutional investors, including banks and savings and loan associations.


COMMERCIAL DEVELOPMENT ACTIVITIES AND LAND INVENTORY

     The Company has diversified its business, on a limited scale, through the development, acquisition and ownership of commercial properties, primarily in central New Jersey, and, to a lesser extent, in Florida. The Company has concentrated primarily on the construction of single-story office/warehouses and retail strip centers. The Company's objectives are to create recurring revenues from the rental and/or sale of its developed properties and to achieve appreciation in the value of its properties over the long-term. The Company expects to limit its future commercial development activities.

     In connection with the development of its commercial properties, the Company would, when possible, purchase or enter into options to purchase all sites subject to obtaining applicable zoning and required utilities. Generally, the Company will seek anchor tenants and other lessees for its projects before construction begins. In some situations, on land already owned by the Company, the Company may build office/warehouse buildings on speculation, but only to a limited degree. Following the construction and lease-up of new buildings, the Company intends to perform all functions relating to the management and operation of the buildings.

     The Company has completed or acquired and placed into operation following commercial properties:


                               February 28, 1994              February
                                 Square Feet      Percent     28, 1994
  Location                     Total      Leased   Leased     Book Value
  --------                     ------    -------   -------   -----------

North Brunswick, NJ:
  Retail center.............   53,042     44,988     85%     $ 4,855,000
  Office/warehouse building.   86,155     81,009     94%       6,824,000
  Office/warehouse building.   84,811     66,826     79%       7,068,000

Piscataway Township, NJ:
  Retail center.............   97,520     96,600     99%      10,764,000

Hamilton Township, NJ:
  Mini-storage facility.....   51,855     43,750     84%       2,610,000
  Office building...........   14,408     14,408    100%         813,000

Allaire, NJ:
  Retail Center.............  116,196    100,117     86%       8,160,000

Franklin Township, NJ:
  Retail Center.............  138,364    138,364    100%           (1)

West Palm Beach, FL:
  Office Building...........   43,290     31,449(2)  73%       4,426,000

Jacksonville, FL - Phase I:
  Office/warehouse building.   42,456     36,158     85%       3,040,000
  Office building...........   35,689     21,064     59%       2,579,000

Pompano Beach, FL:
  Office/warehouse building.   30,000     30,000    100%       1,162,000
                              -------   --------   -----     -----------
     Total..................  793,786    704,733     89%     $52,301,000
                              =======   ========   =====     ===========

(1) Property is held in a partnership 50% owned by the Company. The Company's investment in this partnership of $4,066,000 is included in the balance sheet under "Investment In and Advances To
    Unconsolidated Affiliates and Joint Ventures."

(2) Includes 14,662 square feet leased to the Company's Florida
    Division.

     The Company has the ability to obtain long-term financing on its commercial properties after each property is substantially leased. At February 28, 1994, the North Brunswick, NJ retail center, Piscataway, NJ retail center, and Pompano Beach, FL office/warehouse building had non-recourse long-term financing amounting to $5,964,000, $11,663,000, and $847,000, respectively.

     At February 28, 1994, the Company owned two additional parcels of commercial land in New Jersey. The Company is currently attempting to sell, develop and lease, or convert these parcels into residential usage. The Company completed an 84,811 square feet office/warehouse building on a portion of one parcel in fiscal 1994. The Company also entered into a long term land lease in fiscal 1994 for a portion of the remaining land on which it built a restaurant under a general contractor agreement. To further enhance the saleability of this parcel, the Company is seeking to have a portion of the remaining parcel rezoned for residential use. As of February 28, 1994, the book value of this parcel excluding the section to be rezoned amounted to $7,711,000. On the second parcel in Newark, NJ adjacent to its University Heights residential development, the Company is currently planning a 112,000 square foot retail center. Construction will begin when an anchor tenant is secured. The Company has secured a federal government urban development grant amounting to $3,928,000 to partially defray the cost of the facility. At February 28, 1994 the Company had spent $1,309,000 in site preparation costs. At completion the total cost, net of the grant, is estimated to be $9,500,000.

     In addition, the Company owns one parcel of commercial land in Jacksonville, Florida. On a portion of this parcel the Company has constructed 78,145 square feet of office/warehouse and office buildings completing 31,025 square feet in fiscal 1994. The Company will build additional buildings on this parcel after existing space is leased. The book value of the remaining land at February 28, 1994 amounted to $3,423,000.


CERTAIN OPERATING POLICIES AND PROCEDURES

     Land Acquisition,  Planning and  Development.   Before entering  into a
contract to acquire land, the Company completes extensive comparative studies and analyses which assist the Company in evaluating the economic feasibility of such land acquisition. The Company generally follows a policy of acquiring options to purchase land for future community developments. The Company attempts to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. This policy of land acquisition may somewhat raise the price of land that the Company acquires, but significantly reduces risk. However, this policy generally allows the Company to obtain necessary development approvals before acquisition of the land, thereby enhancing the value of the options and the land eventually acquired.

     The Company's purchase agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to the Company if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional, nonrefundable deposit, the Company has the right to extend a significant number of its options for varying periods of time. In all instances, the Company has the right to cancel any of its land agreements by forfeiture of the Company's deposit on the agreement. In such instances, the Company generally is not able to recover any predevelopment costs.

     The  Company's  development   activities  include   site  planning   and
engineering, obtaining  environmental  and  other  regulatory  approvals  and constructing roads, sewer, water and drainage facilities, and for the Company's residential developments, recreational facilities and other amenities. These activities are performed by the Company's staff, together with independent architects, consultants and contractors. The Company's staff also carries out long-term planning of projects.

     Design. The Company's residential communities are generally located in suburban areas near major highways. The communities are designed as neighborhoods that fit existing land characteristics. The Company strives to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures and colors. Wherever possible, recreational amenities such as a swimming pool, tennis courts and tot lots are included.

     Construction. The Company designs and supervises the development and building of its projects. Its homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. The Company employs subcontractors for the installation of site improvements and construction of homes. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. The Company rigorously controls costs through the use of a computerized monitoring system. Because of the risks involved in speculative building, the Company's general policy is to construct a residential multi-family building only after signing contracts for the sale of at least 75% of the units in that building. Single family detached homes are usually constructed after the signing of a contract and mortgage approval has been obtained.

     Materials and Subcontractors. The Company attempts to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, the Company contracts with numerous subcontractors representing all building trades in connection with the construction of its homes. In recent years, the Company has experienced no material construction delays due to shortages of materials or labor. The Company cannot predict, however, the extent to which shortages in necessary materials or labor may occur in the future.

     Marketing and Sales. The Company's residential communities are sold principally through on-site sales offices. In order to respond to its customers' needs and trends in housing design, the Company relies upon its internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. The Company makes use of newspaper, radio, magazine, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in its comprehensive marketing program. For fiscal 1994, the Company's advertising expenditures totaled $8,587,000.

     Customer Service and Quality Control. The Company's customer service department participates in pre-closing quality control inspection as well as responding to post-closing customer needs. Prior to closing, each home is inspected by customer service personnel and any necessary repair work is undertaken by the Company. The Company believes that the participation of customer service personnel during and after construction reduces post-closing repair costs. The Company is also enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home's materials and workmanship, a two-year warranty for the home's heating, cooling, ventilating, electrical and plumbing systems and a ten-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

     Customer Financing. The Company sells its homes to customers who generally finance their purchases through mortgages. During fiscal 1994, approximately 27% of the Company's customers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiary, with a substantial portion of the Company's remaining customers obtaining mortgages from various independent lending institutions. Mortgages originated by the Company's wholly-owned mortgage banking subsidiary are sold in the secondary market.

     Financing arrangements with independent lending institutions are at prevailing rates and on terms in accordance with the lending institutions policies. Mortgages offered by the Company's subsidiary are on terms similar to those offered by independent lending institutions. There are no assurances that mortgage financing will remain readily available to the Company's customer at affordable rates.

COMPETITION

     The Company's residential business is highly competitive. The Company competes in each of the geographic areas in which it operates with numerous real estate developers, ranging from small local to larger regional and national builders  and  developers, some  of  which have  greater  sales  and financial resources than the Company. Resales of housing and the availability of rental housing provide additional competition. The Company competes primarily on the basis of reputation, price, location, design, quality, service and amenities.

     Competition in commercial real estate is considerable. The Company competes in the acquisition of properties for development and in the leasing of space with many other realty and general contracting concerns, both local and national, many of which have greater resources than the Company. To the extent the level of vacant office space in the metropolitan or suburban areas in which the Company's commercial properties are located increases, the Company would not proceed with the development of such properties and, with respect to existing developments, the Company's ability to increase rental rates and/or maintain its occupancy levels could be adversely affected.

     For calendar 1993, the Company's new home market share (based on building permits)in New Jersey was approximately 10.2%, compared to 10.1% in calendar 1992.

REGULATION AND ENVIRONMENTAL MATTERS

     General. The Company is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, the Company is subject to registration and filing requirements in connection with the construction, advertisement and sale of its communities in certain states and localities in which it operates even if all necessary government approvals have been obtained. The Company may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums that could be implemented in the future in the states in which it operates. Generally, such moratoriums relate to insufficient water or sewerage facilities or inadequate road capacity.

     Environmental. The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"). The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

     The Florida Growth Management Act of 1985 became fully effective in Palm Beach County on February 1, 1990. The act requires that infrastructure, including roads, sewer and water lines must be in existence concurrently with the construction of the development. If such infrastructure is not concurrently available, then the community cannot be developed. This will have an effect on limiting the amount of land available for development and may delay approvals of some developments.

     Fair Housing Act. In July 1985, New Jersey adopted the Fair Housing Act which established an administrative agency to adopt criteria by which municipalities will determine and provide for their fair share of low and moderate income housing. This agency adopted such criteria in May 1986. Its implementation thus far has caused some delay in approvals for some of the Company's New Jersey communities and may result in a reduction in the number of homes planned for some properties.

     Both prior to the enactment of the Fair Housing Act and in its implementation thus far, municipal approvals in some of the New Jersey municipalities in which the Company owns land or land options required the Company to set aside up to 22% of the approved homes for sale at prices affordable to persons of low and moderate income. In order to comply with such requirements, the Company must sell these homes at a loss. The Company attempts to reduce some of these losses through increased density, certain cost saving construction measures and reduced land prices from the sellers of property. Such losses are absorbed by the market priced homes in the same developments.

     State Planning Act.   Pursuant to the 1985 State Planning  Act, the New
Jersey  State  Planning  Commission  has  adopted  a  State  Development  and
Redevelopment Plan ("State Plan"). The State Plan, if fully implemented, would designate large portions of the state as unavailable for development or as available for development only at low densities, and other portions of the state for more intense development. State government agencies would be required to make permitting decisions in accordance with the State Plan, if it is fully implemented. The state government agencies have not yet adopted policies and regulations to fully implement the State Plan.

     Conclusion. Despite the Company's past ability to obtain necessary permits and approvals for its communities, it can be anticipated that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although the Company cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and substantial expenditures for pollution and water quality control, which could have a material adverse effect on the Company. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond the Company's control, such as changes in policies, rules and regulations and their interpretation and application.

     Company Offices. The Company owns its corporate headquarters, a four-story, 24,000 square feet office building located in Red Bank, New Jersey, a 43,290 square feet office building located in West Palm Beach, Florida of which 14,662 square feet house the Florida divisional office, and 11,325 square feet in a Middletown, New Jersey condominium office building which houses one subsidiary operation. The Company leases office space consisting of 38,300 square feet in various New Jersey locations, 7,100 square feet in Trevose, Pennsylvania, and 10,000 square feet in Fairfax, Virginia.

ITEM 3 - LEGAL PROCEEDINGS

     During fiscal 1989, the Company became aware that certain fire-retardant plywood commonly used in the roof construction of multi-family homes may contain a product defect causing accelerated deterioration of the plywood. The Company has determined that such plywood was used in 33 of its communities containing approximately 11,750 homes.

     Common areas, including roofs, in each of the Company's multi-family condominium developments are governed and controlled by homeowners' associations for each development, rather than by individual homeowners. Certain of the 33 homeowners' associations in the affected developments have asserted claims against the Company. As of February 28, 1993, the Company had entered separate agreements with 31 of the 33 associations (the "Settling Associations"), covering 10,850 homes.

     In August 1989 the Company brought suit in an action entitled K. Hovnanian at Bernards I, Inc., et al. v. Hoover Treated Wood Products, Inc., et al. (No. L-11822-89) against the plywood material manufacturers, treaters, suppliers and others (the "Defendants") to determine the proper responsibility for damages, to protect its interests and to recover its damages.

     In November 1992 the Company and the Settling Associations entered into a settlement agreement with most of the Defendants. Based upon the settlement monies received, the use of the Settling Associations' roof shingle reserves, and the actual expenditures in performing the repairs, the Company believes the repair costs will not require it to set aside future reserves for such roof repairs.

     The Company is continuing to litigate with the two non-settling associations which contain 900 homes. Because the litigation is in its early discovery stages, the Company is unable to predict at this time the ultimate outcome of the litigation. However, due to the small size of this remaining litigation, the Company does not believe an adverse decision will have a material effect on the Company.

     In addition, the Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended February 28, 1994, no matters were submitted to a vote of security holders.
                                   PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The number of shares and all data presented on a per share basis in this Form 10-K have been adjusted to give effect to all stock splits. The
Company's Class A Common Stock is traded on the American Stock Exchange and was held by approximately 1,200 shareholders of record at May 13, 1994. Prior to the Company's recapitalization in September 1992 the Company's Common Stock was also traded on the American Stock Exchange. (See "Notes to Consolidated Financial Statements - Note 12" for additional explanation on recapitalization.) The high and low sales prices were as follows for each fiscal quarter during the years ended February 28, 1994 and 1993:

                            Class A Common Stock
                      ----------------------------------     Common Stock
                       Fiscal 1994        Fiscal 1993         Fiscal 1993
                      --------------    ----------------    ---------------
Quarter               High      Low      High      Low       High       Low
- - -------               ----      ---      ----      ---       ----       ---
First...........      $12.38   $10.50      --       --      $14.25   $ 9.25
Second..........      $14.13   $10.63      --       --      $12.38   $ 8.13
Third...........      $18.13   $13.25    $11.25   $ 8.50    $10.75   $ 9.13
Fourth..........      $16.00   $13.00    $13.13   $10.63      --       --

     Certain debt instruments to which the Company is a party contain restrictions on the payment of cash dividends. As a result of the most restricted of these provisions, approximately $33,432,000 was free of such restrictions at February 28, 1994. The Company has never paid dividends nor does it currently intend to pay dividends.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected  financial data for the  Company and its consolidated subsidiaries and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.
                                           Fiscal Year Ended
Summary Consolidated     February   February   February   February   February
Income Statement Data    28, 1994   28, 1993   29, 1992   28, 1991   28, 1990
- - ---------------------    --------   --------   --------   --------   --------
                                (In Thousands Except Per Share Data)

Revenues................ $587,010   $429,315   $318,527    $275,428  $410,409
Costs and  expenses.....  557,859    414,790    316,633     296,610   371,193
Income (loss) before
  income taxes,
  extraordinary loss and
  cumulative effect of
  change in accounting
  for  income taxes.....   29,151     14,525      1,894     (21,182)   39,216
State and Federal income
  taxes.................    9,229      4,735        299      (5,937)   17,428
Extraordinary loss......   (1,277)       --         --          --        --
Cumulative effect of
  change in accounting
  for income taxes......      --         --         883         --        --
                          --------   --------  ---------   --------   -------
Net income (loss).......  $ 18,645   $  9,790  $  2,478    $(15,245)  $21,788
                          ========   ========  ========    ========  ========

Earnings per common
  share:
  Income (loss) before
    extraordinary loss
    and cumulative
    effect of change in
    accounting for
    income taxes....... . $    .87   $    .43   $    .07   $  (.74)   $  1.05
  Extraordinary loss....      (.05)        --         --        --         --
  Cumulative effect of
    change in account-
    ing for income taxes        --         --        .04        --        --
                          --------   --------   --------   --------   -------
  Net income (loss)....   $    .82   $    .43   $    .11   $  (.74)   $  1.05
                          ========   ========   ========   ========   =======

Weighted average number
  of common shares
  outstanding...........    22,821     22,775     21,988     20,695    20,834

Summary Consolidated     February   February   February   February   February
Balance Sheet Data       28, 1994   28, 1993   29, 1992   28, 1991   28, 1990
- - --------------------     --------   --------   --------   --------   --------
      (In Thousands)
Total assets............ $539,602   $465,029   $399,455   $437,930   $457,567
Mortgages, and notes
  payable............... $ 68,244   $ 66,699   $105,071   $158,836   $121,420
Bonds collateralized by
  mortgages receivable.  $ 30,343   $ 39,914   $ 49,879   $ 55,456   $ 60,677
Participating senior
  subordinated debent-
  ures and subordinated
  notes................. $200,000   $152,157   $ 67,723   $ 71,559   $ 81,794
Stockholders' equity.... $171,001   $151,937   $141,989   $125,421   $140,666

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash uses in fiscal 1994 were for operating expenses, seasonal increases in housing inventories, construction of commercial facilities, redemption of subordinated indebtedness, income taxes and interest. The Company provided for its cash requirements from outside borrowings, including the issuance of $100,000,000 of subordinated indebtedness, the revolving credit facility and land purchase notes, as well as from housing revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") which provides a revolving credit line of up to $130,000,000 through July 1996. The Company believes that it will be able either to extend the Agreement beyond July 1996 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of February 28, 1994, there were no borrowings outstanding under the Agreement.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of February 28, 1994 was $200,000,000. On June 7, 1993, the Company issued $100,000,000 9 3/4% Subordinated Notes due 2005. There are no sinking fund payments prior to maturity. In July 1993, the Company redeemed all of its outstanding 12 1/4% Subordinated Notes due 2005 at a price of 102% of par.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of February 28, 1994, the aggregate outstanding principal amount of such borrowings was $30,755,000.

     The book value of the Company's inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                                     February 28,
                                            ------------------------------
                                                1994              1993
                                            ------------      ------------

Residential real estate inventory.........  $278,738,000      $243,391,000
Residential rental property...............     8,411,000         3,973,000
                                            ------------      ------------
    Total residential real estate.........   287,149,000       247,364,000
Commercial properties.....................    68,240,000        58,217,000
                                            ------------      ------------
    Combined Total........................  $355,389,000      $305,581,000
                                            ============      ============

     Total residential real estate increased $39,785,000 at February 28, 1994 from February 28, 1993 as a result of an inventory increase of $35,347,000 and a residential rental property increase of $4,438,000. The increase in residential real estate inventory was primarily due to the Company's increase in construction activities for increased deliveries next year and expansion within its existing markets. Residential homes under construction or completed and included in residential real estate inventory at February 28, 1994 are expected to be closed during the next twelve months. The Company's residential rental property increased during fiscal 1994 due to the Company's construction of senior citizen rentals amounting to $5,862,000 less liquidation of New Hampshire rentals through deep discount sales amounting to $1,424,000. The senior rentals consist of 96 homes. By building these homes and renting to seniors the Company expects to receive federal tax credits amounting to approximately $6,000,000 over the next ten years. Most residential real estate completed or under development is financed through the Company's lines of credit.

     The following table summarizes housing lots included in the Company's total residential real estate:

                                     Total         Contracted       Remaining
                                      Home             Not             Lots
                                      Lots           Closed         Available
                                    ------         ----------       ---------

February 28, 1994:
   Owned..........................   8,255              1,643           6,612
   Optioned.......................  12,898                283          12,615
                                   -------         ----------       ---------
     Total                          21,153              1,926          19,227
                                    ======         ==========       =========

February 28, 1993:
   Owned..........................   8,983              1,379           7,604
   Optioned.......................   9,785                 70           9,715
                                   -------         ----------       ---------
     Total                          18,768              1,449          17,319
                                    ======         ==========       =========

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Rental Program" and "Other Operations" under "Results of Operations"). When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At February 28, 1994 the Company had long-term non-recourse financing aggregating $18,474,000 on three commercial facilities, a decrease of $98,000 from February 28, 1993, due to principal amortization.

     The Company's mortgages and notes receivable amounted to the following:

                                                    February 28,
                                           -------------------------------
                                               1994               1993
                                           -----------         -----------
Collateralized mortgages receivable......  $30,755,000         $40,355,000
Residential mortgages receivable.........   50,673,000          34,108,000
Land and lot mortgages receivable........    2,609,000           1,343,000
Notes from the sale of subsidiaries......    1,199,000           3,047,000
                                           -----------         -----------
  Total Mortgages and Notes Receivable...  $85,236,000         $78,853,000
                                           ===========         ===========

     The collateralized mortgages receivable are pledged against non-recourse collateralized mortgage obligations. Residential mortgages receivable amounting to $43,502,000 and $25,868,000 at February 28, 1994 and 1993,
respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages are being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses. Land and lot mortgages are usually short term (5 years or less) and not subject to construction loan subordination. Notes from the sale of subsidiaries are secured by the assets or stock of the subsidiaries and amortized over ten years. (See "Notes to Consolidated Financial Statements - Note 9" for information on the writedown of a note from the sale of a subsidiary.)

RESULTS OF OPERATIONS

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprised primarily of New Jersey and eastern Pennsylvania), in southeastern Florida, North Carolina and metro Washington D. C. (northern Virginia). In addition, the Company develops and operates commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida. During the last three fiscal years, the Company's Northeast Region, North Carolina Division and metro Washington D. C. Division have produced operating profits. These profits have been reduced by losses from its other operations and the establishment of reserves to reduce the book value of certain residential properties to their estimated net realizable value. Over this time, the Company has improved its profitability from a net income in fiscal 1992 of $2,478,000 to a net income in fiscal 1994 of $18,645,000. Also over this time, net sales contracts have increased each year from 2,756 homes, or $348,032,000 in fiscal 1992, to 4,305 homes, or $606,601,000 in fiscal 1994. The Company sees this trend continuing and currently expects higher operating profits, net income and net sales contracts during the year ending February 28, 1995.

     The following table sets forth, for the periods indicated, certain income statement items as percentages of total revenues:

                                                  Year Ended
                                     ------------------------------------
                                     February      February      February
                                     28, 1994      28, 1993      29, 1992
                                     --------      --------      --------

Total Revenues.....................    100.0%        100.0%        100.0%
                                     --------      --------      --------
Costs and Expenses:
  Construction, land, interest and
    operations.....................     77.6          77.3          78.0
  Provision to reduce inventory
   to estimated net realizable
   value...........................       --            .7            --
  Selling, general and
    administrative.................     13.0          13.3          13.9
  Mortgage banking and finance
    operations.....................      1.8           2.1           2.7
  Rental and other operations......      2.6           3.2           4.8
                                     --------      --------      --------
    Total costs and expenses.......     95.0          96.6          99.4
                                     --------      --------      --------
Income Before Income Taxes,
    Extraordinary Item and
    Cumulative Effect of Change
    in Accounting for Income Taxes.      5.0           3.4            .6
Total Taxes........................      1.6           1.1            .1
                                     --------      --------      --------
                                         3.4           2.3            .5

Extraordinary Loss.................      (.2)           --            --
Cumulative Effect of Change in
  Accounting for Income Taxes......       --            --            .3
                                     --------      --------      --------
     Net Income....................      3.2%          2.3%           .8%
                                     ========      ========      ========

TOTAL REVENUES

     Compared to fiscal 1993, total fiscal 1994 revenues increased $157.7 million, or 36.7%, due to a $160.2 million housing revenue increase, a $6.8 million decrease in land and lot sales, and a $4.3 million increase in other revenue sources. Compared to fiscal 1992, total fiscal 1993 revenues increased $110.8 million, or 34.8%, due to a $105.6 million housing revenue increase, a $7.7 million increase in land and lot sales, and a $2.5 million decrease in other revenue sources.

HOUSING OPERATIONS

     Fiscal 1994 housing revenues increased by $160.2 million, or 40.3%, compared to fiscal 1993. Fiscal 1993 housing revenues increased by $105.6 million, or 36.2%, compared to fiscal 1992. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                                               Year Ended
                                 ------------------------------------------
                                 February 28,   February 28,   February 29,
                                    1994           1993           1992
                                 ------------   ------------   ------------
                                           (Dollars in Thousands)

Northeast Region(1):
  Housing Revenues...........    $389,577       $311,347       $216,274
  Homes Delivered............       2,527          2,226          1,582

North Carolina:
  Housing Revenues...........    $ 72,639       $ 59,399       $ 45,698
  Homes Delivered............         580            517            420

Florida:
  Housing Revenues...........    $ 48,780       $ 19,900       $ 20,512
  Homes Delivered............         405            184            282

Metro Washington, D. C.:
  Housing Revenues...........    $ 44,783       $  3,327       $    --
  Homes Delivered............         288             28            --

Other:
  Housing Revenues...........    $  1,710       $  3,333       $  9,271
  Homes Delivered............          28             44             99

Totals:
  Housing Revenues...........    $557,489       $397,306       $291,755
  Homes Delivered...........        3,828          2,999          2,383

(1) Excludes suspended operations in New York which are included with New Hampshire in "Other".

     The increase in housing revenue during fiscal 1994 and 1993 was the result of more homes delivered and increased average sales prices. Increased deliveries are primarily the result of opening up more housing developments for sale over this period and expanding into eastern Pennsylvania and metro Washington, D. C. The increased average sales prices are primarily the result of diversifying the Company's product mix in the Northeast Region to include more detached single family homes and larger townhouses with garages designed for the move-up buyer. Also, average sales prices have increased in Florida because substantially all its new developments are detached single family homes.

     The Company's contract backlog using base sales prices by market area is set forth below:

                                                  February 28,
                                           ------------------------
                                              1994           1993
                                           ---------      ---------
                                             (Dollars in Thousands)
Northeast Region:
   Total Contract Backlog..................$173,430       $130,095
   Number of Homes.........................   1,182            885

North Carolina:
   Total Contract Backlog..................$ 55,620       $ 26,630
   Number of Homes.........................     402            221

Florida:
   Total Contract Backlog..................$ 37,837       $ 28,461
   Number of Homes.........................     278            234

Metro Washington D. C.:
   Total Contract Backlog..................$ 10,377       $ 14,088
   Number of Homes.........................      50            101

Other:
   Total Contract Backlog..................$    863       $    477
   Number of Homes.........................      14              8

Totals:
   Total Contract Backlog..................$278,127       $199,751
   Number of Homes                            1,926          1,449

     The Company has established reserves to reduce certain residential inventories to their estimated net realizable values including costs to carry and dispose. These reserves were established primarily because of lower property values due to economic downturns or a change in the marketing strategy to liquidate a particular property. The established reserves are reduced for carrying costs (i.e., property taxes, interest, etc.) incurred and upon property sale. During fiscal 1993, the Company established reserves of $3.1 million. The reserves were substantially attributable to two Florida developments where sales prices were reduced to accelerate their sellout. At February 28, 1994 and February 28, 1993, remaining reserves of $9.6 million and $13.8 million, respectively, reduced residential inventories. (See "Notes to Consolidated Financial Statements - Note 1" for an additional explanation of reserves.)

     Construction, land, interest and operating expenses include such expenses for housing and land and lot sales. A breakout of construction, land, interest and operations expenses for housing sales and housing gross margin is set forth below:

                                                      Year Ended
                                           --------------------------------
                                           February    February    February
                                           28, 1994    28, 1993    29, 1992
                                           --------    --------    --------
                                                (Dollars in Thousands)
Housing Sales............................  $557,489    $397,306    $291,755
                                           --------    --------    --------
Construction, land and operations
  expenses...............................   434,653     306,707     230,235
Interest expense.........................    17,424      15,671      15,584
                                           --------    --------    --------
  Total expenses.........................   452,077     322,378     245,819
                                           --------    --------    --------
Housing gross margin.....................  $105,412    $ 74,928    $ 45,936
Gross margin percentage..................    18.9%       18.9%       15.7%
                                           ========    ========    ========

     While the Company's housing gross margin remained flat in fiscal 1994 compared to fiscal 1993, construction, land and operating expenses as a percentage of housing sales increased 0.8% to 78.0% from 77.2%. This increase is primarily the result of the decreased percentage of home revenues coming from the Northeast Region where gross margins are greater. The Northeast Region has declined to 69.9% of the Company's housing revenues in fiscal 1994 from 78.4% in fiscal 1993. In addition, the increase was also caused by sharply rising material costs (primarily lumber) as demand for such materials is greater than current supplies. The 1.7% reduction of these expenses as a percentage of housing sales in fiscal 1993 compared to fiscal 1992 (to 77.2% from 78.9%) was primarily the result of decreased land costs and increased average sales prices. This improvement was aided in fiscal 1993 by the reversal of $1.0 million of previously accrued post-development completion costs.

     Housing interest has declined 0.8% and 1.4% as a percentage of housing sales to 3.1% and 3.9% for fiscal 1994 and 1993, respectively. This decrease is primarily the result of the Company's increased inventory turnover and reduced average interest rates.

     Selling, general and administrative expenses increased $19.2 million in fiscal 1994 from fiscal 1993 and increased $12.7 million in fiscal 1993 from fiscal 1992. The increase in fiscal 1994 and 1993 was primarily due to increased selling expenses resulting from increased new sales contracts, home deliveries and the opening of the metro Washington, D. C. division. As a percentage of total revenues, such expenses decreased to 13.0% in fiscal 1994 from 13.3% in fiscal 1993, and from 13.9% in fiscal 1992.

LAND AND LOT OPERATIONS

     A breakout of construction, land, interest and operating expenses for land and lot sales and gross margin is set forth below:

                                                        Year Ended
                                             --------------------------------
                                             February    February    February
                                             28, 1994    28, 1993    29, 1992
                                             --------    --------    --------
                                                   (Dollars in Thousands)

Land and lot sales.........................  $  4,188    $ 10,946    $  3,220
                                             --------    --------    --------
Construction, land and operations
  expenses.................................     3,158       8,564       2,243
Interest expense...........................       198         789         316
                                             --------    --------    --------
  Total expenses...........................     3,356       9,353       2,559
                                             --------    --------    --------
Land and lot sales
  Gross margin.............................  $    832    $  1,593    $    661
                                             ========    ========    ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down. During fiscal 1994, land and lot sales consisted of four land sales and one lot sale community in the Northeast Region, one land sale in metro Washington, D. C. and one lot sale community in Florida. During fiscal 1993, land and lot sales consisted of three land sales and one lot sale community in the Northeast Region and two land sales and lot sales in Florida. During fiscal 1992 land and lot sales consisted of one land sale and one lot sale community in the Northeast Region and lot sales in Florida. The Florida land and lot sales are the result of the liquidation of lots in suspended communities or the sale of land not suited for its current product line.

MORTGAGE BANKING AND FINANCE OPERATIONS

     Mortgage banking and finance operations consisted primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. Approximately 27%, 26% and 32% of the Company's customers obtained mortgages originated by the Company's wholly-owned mortgage banking and finance subsidiaries in fiscal 1994, 1993 and 1992, respectively. This represents a 40% increase in mortgage originations from fiscal 1992 to fiscal 1994 due to the increase in homes delivered by the Company. Such operations also include interest income and expense from the Company's collateralized mortgages receivable and related collateral mortgage obligations. Such operations are expected to operate at a slight profit. Most servicing rights on new mortgages originated by the Company will be sold as the loans are closed.

RENTAL PROGRAM

     At February 28, 1994, the Company owned and was leasing three office buildings, four office/warehouse facilities, three retail centers and one mini-storage facility. During fiscal 1994, rental operations increased due to the completion and leasing of additional commercial properties and the acquisition of a retail center mid-year. During fiscal 1993, rental operations decreased primarily due to the sale of a retail center. Rental operations include interest expense amounting to $4.9 million, $5.8 million and $6.6 million for fiscal 1994, 1993, and 1992, respectively. The Company also rented residential homes in Florida, New York and New Hampshire but liquidated most of these rentals by the end of fiscal 1992. The Company expects such operations to operate at a loss after deducting interest and depreciation.

OTHER OPERATIONS

     In fiscal 1994, 1993 and 1992, other operations consisted primarily of title insurance activities, investment properties operations and other income from residential housing operations including interest income, contract deposit forfeitures and low and moderate income housing subsidies. The investment properties division supervises the construction of commercial properties and manages completed properties for the Company. Such properties, when completed, result in additional rental operations for the Company. During fiscal 1994, the Company sold a retail center in New Jersey. Included in other income is the pretax gain from this sale amounting to $538,000.

TOTAL TAXES

     Total taxes as a percentage of income before income taxes amounted to 31.7%, 32.5% and 15.8% in fiscal 1994, 1993 and 1992, respectively. The
Company applied for and received a refund of federal income taxes for fiscal 1992 based on a loss carryback amounting to approximately $1.6 million. Deferred federal and state income tax assets for fiscal 1994 and 1993 primarily represents the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years. (See "Notes to Consolidated Financial Statements - Note 8" for an additional explanation of taxes.)

CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES

     The Company elected to adopt early application of Statement of Financial Accounting Standards No 109 - "Accounting for Income Taxes" ("FAS 109"). Among other things, FAS 109 changes the method of recognizing deferred tax assets. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. The effect of initially applying FAS 109 in fiscal 1992, resulted in recording additional deferred tax assets and increasing net income by $0.9 million.

EXTRAORDINARY LOSS

     In July 1993, the Company redeemed all of its outstanding 12 1/4% Subordinated Notes due 1998 at a price of 102% of par. The principal amount redeemed was $50,000,000 and the redemption resulted in an extraordinary loss of $1,277,000 net of income taxes of $658,000.

INFLATION

     Inflation has a long-term effect on the Company because increasing costs of land, materials and labor result in increasing sales prices of its homes. In general, these price increases have been commensurate with the general rate of inflation in the Company's housing markets and have not had a significant adverse effect on the sale of the Company's homes. A significant inflationary risk faced by the housing industry generally is that rising housing costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. In recent years, in the price ranges in which it sells homes, the Company has not found this risk to be a significant problem.

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

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries, are set forth herein beginning on page F-1.

Item 9 - CHANGES IN OR DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the past twenty-four months there have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item l0, except as set forth below under the heading "Executive Officers of the Registrant", is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in July 1994, which will involve the election of directors.

Executive Officers of the Registrant

     The executive officers of the Company are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table.

                                                                 Year Started
       Name            Age             Position                  With Company

Kevork S. Hovnanian     71    Chairman of the Board, Chief            l967
                                Executive Officer, and Director
                                of the Company.

Ara K. Hovnanian        36    President and Director of               l979
                                the Company.

Paul W. Buchanan        43    Senior Vice President-Corporate         l981
                                Controller and Director of the
                                Company.

Timothy P. Mason        53    Senior Vice President-Adminis-          1975
                                tration/Secretary and Director
                                of the Company.

Peter S. Reinhart       44    Senior Vice President and General       1978
                                Counsel and Director of the
                                Company.

John J. Schimpf         45    Executive Vice President and            1981
                                Director of the Company.

J. Larry Sorsby         38    Senior Vice President-Finance/          1988
                                Treasurer

     Mr. K. Hovnanian founded the predecessor of the Company in l959 (Hovnanian Brothers, Inc.) and has served as Chairman of the Board of the Company since its incorporation in l967. Mr. K. Hovnanian was also President of the Company from 1967 to April 1988.

     Mr. A. Hovnanian was appointed President in April 1988, after serving as Executive Vice President from March 1983. Mr. A. Hovnanian was elected a Director of the Company in December l98l. Mr. A. Hovnanian is the son of Mr.
K. Hovnanian.

     Mr. Buchanan was appointed Senior Vice President-Corporate Controller in May l990, after serving as Vice President-Corporate Controller from March 1983. Mr. Buchanan was elected a Director of the Company in March l982.

     Mr. Mason was appointed Senior Vice President of Administration/ Secretary of the Company in March 1991, after serving as Vice President - Administration/Treasurer and Secretary of the Company since March l982. Mr. Mason was elected a Director of the Company in 1980.

     Mr. Reinhart was appointed Senior Vice President and General Counsel in April 1985 after serving as Vice President and Chief Legal Counsel since March l983. Mr. Reinhart was elected a Director of the Company in December l98l.

     Mr. Schimpf was  appointed Executive Vice  President of  the Company  in
April 1988  after serving  as Senior  Vice President  from April  1985.   Mr.
Schimpf was elected a Director of the Company in June 1986.

     Mr. Sorsby was appointed Senior Vice President-Finance/Treasurer of the Company in March 1991, after serving as Vice President/Finance of the Company since September l988.

Item 11 - EXECUTIVE COMPENSATION

     The information called for by Item ll is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in July 1994, which will involve the election of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item l2 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in July l994, which will involve the election of directors.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item l3 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in July 1994, which will involve the election of directors.
                                   PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page

Financial Statements:

  Index to Consolidated Financial Statements.......................  F-1
  Independent Auditors' Report.....................................  F-2
  Consolidated Balance Sheets at February 28, 1994 and 1993........  F-3
  Consolidated Statements of Income for the Years
     Ended February 28, 1994, February 28, 1993 and
     February 29, 1992.............................................  F-5
  Consolidated Statements of Stockholders' Equity
     for the Years Ended February 28, 1994,
     February 28, 1993 and February 29, 1992.......................  F-6
  Consolidated Statements of Cash Flows for the
     Years Ended February 28, 1994, February 28, 1993
     and February 29, 1992.........................................  F-7
  Notes to Consolidated Financial Statements.......................  F-8

Financial Statement Schedules:

  VIII  Valuation and Qualifying Accounts..........................  F-20
  X     Supplementary Income Statement Information.................  F-21
  XI    Real Estate and Accumulated Depreciation...................  F-22

     All other schedules are either not applicable to the Company or have been omitted because the required information is included in the financial statements or notes thereto.

Exhibits:

     3(a)  Certificate of Incorporation of the Registrant.(1)
     3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant.(8)
     3(c)  Bylaws of the Registrant.(8)
     4(a)  Specimen Class A Common Stock Certificate.(8)
     4(b)  Specimen Class B Common Stock Certificate.(8)
     4(c) Indenture dated as of April 29, 1992, relating to 11 1/4% Subordinated Notes between the Registrant and First Fidelity Bank, including form of 11 1/4% Subordinated Notes due April 15, 2002.(2)
     4(d) Indenture dated as of May 28, 1993, relating to 9 3/4% Subordinated Notes between Registrant and First Fidelity Bank, National Association, New Jersey, as Trustee, including form of
           9 3/4% Subordinated Note due 2005.(4)
     10(a) Credit Agreement dated July 30, 1993 among K. Hovnanian
           Enterprises, Inc., Hovnanian Enterprises, Inc., certain Subsidiaries Thereof, Midlantic National Bank, Chemical
           Bank, United Jersey Bank/Central, N.A., and NBD Bank, N.A.(7) 10(b) Description of Management Bonus Arrangements.(8)
     10(c) Description of Savings and Investment Retirement Plan.(1)
     10(d) Stock Option Plan.(6)
     10(e) Management Agreement dated August 12, 1983 for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
     10(f) Agreement dated July 8, 1981 between Hovnanian Properties of
           Atlantic County, Inc. and Kevork S. Hovnanian.(2)
     10(g) Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
     10(h) Description of Deferred Compensation Plan.(5)
     22    Subsidiaries of the Registrant.
     (1)   Incorporated by reference to Exhibits to Registration
           Statement (No. 2-85198) on Form S-1 of the Registrant.
     (2) Incorporated by reference to Exhibits to Registration Statement (No. 33-46064) on Form S-3 of the Registrant.
     (3) Incorporated by reference to Exhibits to Annual Report on Form 10 -K for the year ended February 28, 1986 of the Registrant.
     (4) Incorporated by reference to Exhibits to Registration Statement (No. 33-61778) on Forms S-3 of the Registrant.
     (5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1990 of the Registrant.
     (6)   Incorporated by reference to the Proxy Statement dated June 15,
           1990.
     (7) Incorporated by reference to an Exhibit to Quarterly Report on Form 10-Q for the quarter ended August 31, 1993, of the Registrant.
     (8) Incorporated by reference to Exhibits to Annual Report on Form 10-for the year ended February 28, 1993 of the Registrant.

Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended February 28, 1994.

                                 SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Hovnanian Enterprises, Inc.
                                      By:


                                          /S/KEVORK S. HOVNANIAN
                                          Kevork S. Hovnanian
                                          Chairman of the Board and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



/S/ KEVORK S. HOVNANIAN            Chairman of The Board         5/20/94
Kevork S. Hovnanian                and Director                  Date


/S/ ARA K. HOVNANIAN               President and Director         5/20/94
Ara K. Hovnanian                                                  Date


/S/ PAUL W. BUCHANAN               Senior Vice President          5/20/94
Paul W. Buchanan                   Corporate Controller and       Date
                                   Director


/S/ TIMOTHY P. MASON               Senior Vice President-         5/20/94
Timothy P. Mason                   Administration/Secretary       Date
                                   and Director


/S/ PETER S. REINHART              Senior Vice President and      5/20/94
Peter S. Reinhart                  General Counsel and Director   Date


/S/ JOHN J. SCHIMPF                Executive Vice President       5/20/94
John J. Schimpf                    and Director                   Date


/S/ J. LARRY SORSBY                Senior Vice President/         5/20/94
J. Larry Sorsby                    Finance and Treasurer          Date


                                  PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                                    Page
Financial Statements:

  Index to Consolidated Financial Statements.....................    F-1
  Independent Auditors' Report...................................    F-2
  Consolidated Balance Sheets at February 28, 1994 and 1993......    F-3
  Consolidated Statements of Income for the Years
    Ended February 28, 1994, February 28, 1993 and
    February 29, 1992............................................    F-5
  Consolidated Statements of Stockholders' Equity
    for the Years Ended February 28, 1994,
    February 28, 1993 and February 29, 1992......................    F-6
  Consolidated Statements of Cash Flows for the
    Years Ended February 28, 1994, February 28, 1993
    and February 29, 1992........................................    F-7
  Notes to Consolidated Financial Statements.....................    F-8

Financial Statement Schedules:

  VIII Valuation and Qualifying Accounts..........................   F-21
  X    Supplementary Income Statement Information.................   F-22
  XI   Real Estate and Accumulated Depreciation...................   F-23

All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements.


                       INDEPENDENT AUDITORS' REPORT


To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.

We have audited the consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of February 28, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended February 28, 1994 and the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of Hovnanian Enterprises, Inc. and subsidiaries as of February 28, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three year period ended February 28, 1994, in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein.



                                          /S/ Kenneth Leventhal and Company
                                          Kenneth Leventhal and Company

New York, New York
April 21, 1994, except
for Note 9 as to which the
date is May 10, 1994

               HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)
                                                February 28,   February 28,
          ASSETS                                    1994            1993

                                                ------------   ------------
Cash:
  Demand deposits..............................      $23,274        $10,211
  Escrow accounts (Note 3).....................        5,043          6,854
                                                ------------   ------------
      Total cash...............................       28,317         17,065
                                                ------------   ------------
Receivables:
  Customer accounts and other..................       17,935         11,010
  Escrow and deposits..........................        8,393          6,968
  Related parties (Note 9).....................        1,411            803
                                                ------------   ------------
      Total receivables........................       27,739         18,781
                                                ------------   ------------
Mortgages and Notes Receivable (Notes 4 and 9):
  Collateralized mortgages receivable..........       30,755         40,355
  Residential mortgages receivable.............       50,673         34,108
  Other mortgages and notes receivable.........        3,808          4,390
                                                ------------   ------------
      Mortgages and notes receivable...........       85,236         78,853
                                                ------------   ------------
Inventories - At cost, not in excess of
  market (Notes 1 and 5):
  Real estate under development:
    Accumulated cost of construction:
      Finished.................................       22,247         31,994
      In progress..............................       25,395         19,955
    Land and land development costs............      146,665        128,888
  Land, land options, and costs of projects
    in planning................................       84,431         62,554
                                                ------------   ------------
      Total inventories........................      278,738        243,391
                                                ------------   ------------
Property - At cost (Note 2):
  Operating property...........................       20,757         19,296
  Less accumulated depreciation................       10,925         10,800
                                                ------------   ------------
    Net operating property.....................        9,832          8,496
                                                ------------   ------------
  Rental property..............................       69,116         49,923
  Less accumulated depreciation................        7,156          5,748
                                                ------------   ------------
    Net rental property........................       61,960         44,175
                                                ------------   ------------
  Income producing properties under development       14,691         18,015
                                                ------------   ------------
      Property - net.. ........................       86,483         70,686
                                                ------------   ------------
Investment In and Advances to Unconsolidated
  Affiliate and Joint Venture..................        4,353          4,565
                                                ------------   ------------
Prepaid Expenses and Other Assets..............       28,736         31,688
                                                ------------   ------------
Total Assets...................................     $539,602       $465,029
                                                ============   ============

See notes to consolidated financial statements.

               HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)


                                                February 28,   February 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                1994           1993
                                                ------------   ------------

Mortgages and Notes Payable (Note 5):
  Nonrecourse land mortgages...................      $7,494        $13,431
  Revolving credit agreement...................                     15,000
  Mortgage warehouse line of credit............      39,307         16,691
  Nonrecourse mortgages secured by building,
    land, and land improvements................      21,447         21,577
                                                ------------   ------------
    Total mortgages and notes payable..........      68,248         66,699
                                                ------------   ------------
Bonds Collateralized By Mortgages
  Receivable (Note 4)..........................      30,343         39,914
                                                ------------   ------------
Subordinated Notes (Note 6)....................     200,000        152,157
                                                ------------   ------------
Accounts Payable...............................      19,821         12,532
                                                ------------   ------------
Customers' Deposits (Note 3)...................      12,103          8,129
                                                ------------   ------------
Accrued Liabilities:
  State income taxes (Note 8):
    Current....................................       1,745            705
    Deferred...................................      (1,105)
  Federal income taxes (Note 8):
    Current....................................       8,288          3,188
    Deferred...................................      (5,990)        (5,522)
  Interest.....................................       7,660          6,056
  Post development completion costs............      12,145          8,979
  Other........................................      15,343         20,255
                                                ------------   ------------
    Total accrued liabilities..................      38,086         33,661
                                                ------------   ------------
      Total liabilities........................     368,601        313,092
                                                ------------   ------------

Commitments and Contingent Liabilities (Note 11)

Stockholders' Equity (Notes 10 and 12):
  Preferred Stock,$.01 par value-authorized
    100,000 shares; none issued
  Common Stock,Class A,$.01 par value authorized
    87,000,000 shares; issued 14,707,465 shares
    (including 345,874 shares held in Treasury)         147            137
  Common Stock,Class B,$.01 par value authorized
    13,000,000 shares; issued 8,826,336 shares
    (including 345,874 shares held in Treasury)          88             98
  Paid in Capital..............................      32,301         31,882
  Retained Earnings (Note 6)...................     143,764        125,119
  Treasury Stock - at cost.....................      (5,299)        (5,299)
                                                ------------   ------------
       Total stockholders' equity..............     171,001        151,937
                                                ------------   ------------
Total Liabilities and Stockholders' Equity.....    $539,602       $465,029
                                                ============   ============

See notes to consolidated financial statements.

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)
                                                       Year Ended
                                            ------------  ------------  ------------                                 February 28,  F
                                            February 28,  February 28,  February 29,
                                                1994          1993          1992
                                            ------------  ------------  ------------
Revenues:
  Housing sales.............................  $557,489      $397,306      $291,755
  Land and lot sales........................     4,188        10,946         3,220
  Rental operations.........................     7,371         5,750         7,338
  Mortgage banking and finance operations...    10,528         9,200        10,055
  Other.....................................     7,434         6,113         6,159
                                            ------------  ------------  ------------
    Total revenues..........................   587,010       429,315       318,527
                                            ------------  ------------  ------------
Cost and Expenses:
  Costruction, land, interest and operation.   455,433       331,731       248,378
  Provision to reduce inventory to estimated
      net realizable value..................                   3,100
  Selling, general and administrative.......    76,350        57,112        44,415
  Rental operations.........................     9,285        10,182        11,633
  Mortgage banking and finance operations...    10,704         8,919         8,779
  Other operations..........................     4,204         3,746         3,428
  Provision for loan writedown.(Note 9).....     1,883
                                            ------------  ------------  ------------
    Total costs and expenses................   557,859       414,790       316,633
                                            ------------  ------------  ------------

Income Before Income Taxes, Extraordinary
  Loss and Cumulative Effect of Change in
  Accounting for Income Taxes...............    29,151        14,525         1,894
                                            ------------  ------------  ------------
State and Federal Income Taxes:
  State:
    Current.................................     2,008         1,599           578
    Deferred (Note 8).......................    (1,105)
  Federal:
    Current.................................     8,794         3,331        (1,553)
    Deferred (Note 8).......................      (468)         (195)        1,274
                                            ------------  ------------  ------------
    Total taxes.............................     9,229         4,735           299
                                            ------------  ------------  ------------
                                                19,922         9,790         1,595

Extraordinary Loss from Extinguishment of
  Debt, Net of Income Taxes (Note 6)........    (1,277)
Cumulative Effect of Change in Accounting
  for Income Taxes (Note 1).................                                   883
                                            ------------  ------------  ------------
Net Income..................................  $ 18,645      $  9,790      $  2,478
                                            ============  ============  ============

Earnings Per Common Share (Note 1):
  Income before extraordinary loss..........     $0.87         $0.43         $0.07
  Extraordinary loss........................     (0.05)
  Cumulative effect of changes in accounting
    for income taxes........................                                  0.04
                                            ------------  ------------  ------------
Net Income..................................     $0.82         $0.43         $0.11
                                            ============  ============  ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
                                Common Stock        A Common Stock       B Common Stock
                            -------------------- -------------------- ---------------------

                               Shares               Shares               Shares
                             Issued and           Issued and           Issued and            Paid-in  Retained  Treasury
                            Outstanding  Amount  Outstanding  Amount  Outstanding   Amount   Capital  Earnings   Stock      Total
                            ----------- -------- ----------- -------  ----------- -------- --------- ---------- ---------  --------

Balance, February 28, 1991.. 20,695,182   $214                                               $17,655   $112,851  ($5,299)  $125,421

Issuance of common stock....  2,000,000     20                                                13,753                         13,773

Sale of common stock under
 employee stock option plan.     60,449                                                          317                            317

Net income..................                                                                              2,478               2,478
                            ----------- -------- ----------- -------  ----------- -------- --------- ---------- ---------  --------
Balance, February, 29, 1992  22,755,631    234                                                31,725    115,329   (5,299)   141,989

Sale of common stock under
 employee stock option plan.     28,000      1                                                   157                            158

Conversion of common stock
 to Class A and Class B.... (22,783,631)  (235)  11,391,815   $118   11,391,815    $117

Conversion of Class B to
 Class A common stock.......                      1,928,981     19   (1,928,981)    (19)

Treasury stock purchases....                            (41)                (41)

Retirements.................                             (1)

Net income..................                                                                           9,790                9,790
                            ----------- -------- ----------- -------  ----------  -------- -------- --------- ---------- --------
Balance, Februry 28, 1993...         0       0   13,320,754    137    9,462,793      98     31,882   125,119    (5,299)   151,937
                            ----------- -------- ----------- -------  ----------  -------- -------- --------- ---------- --------
Sale of common stock under
 employee stock option plan.                         29,250              29,250                419                            419

Conversion of Class B to
 Class A common stock.......                      1,011,587     10   (1,011,581)    (10)

Net income..................                                                                          18,645               18,645
                            ----------- -------- ----------- -------  ---------   -------- -------- --------- ---------- ---------
Balance, February 28, 1994..         0      $0   14,361,591   $147    8,480,462     $88    $32,301  $143,764   ($5,299)  $171,001
                            =========== ======== =========== =======  =========   ======== ======== ========= ========== =========

See notes to consolidaed financial statements.

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                                              Year Ended

                                                  ----------------------------------
                                                   February    February    February
                                                   28, 1994    28, 1993    29, 1992
                                                  ----------  ----------  ----------
Cash Flows From Operating Activities:
  Net Income.....................................   $18,645      $9,790     $2,478
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation...............................     3,035       2,924      2,888
      Loss (gain) on sale and retirement of
        property and assets......................       244        (28)     (1,375)
      Writedown of loan from sale of subsidiary..     1,883
      Deferred income taxes......................    (1,573)       (195)       391
      Loss from unconsolidated affiliates........         8         269
      Provision to reduce inventory to net
        realizable value.........................                 3,100
      Decrease (increase) in assets:
        Escrow cash..............................     1,811      (3,249)       (72)
        Receivables, prepaids and other assets...    (6,006)    (22,296)       533
        Mortgages receivable.....................   (22,043)    (15,755)     5,251
        Inventories..............................   (35,347)    (38,476)    12,635
      Increase (decrease) in liabilities:
        State and Federal income taxes...........     6,140       4,978      2,296
        Customers' deposits......................     3,974         455      2,043
        Interest and other accrued liabilities...    (3,308)     15,073        676
        Post development completion costs........     3,166      (3,665)     3,389
        Accounts payable.........................     7,289       2,882       (660)
        Amortization of debenture discounts......         3          24         31
          Net cash provided by (used in)          ----------  ----------  ----------
          operating activities...................   (22,079)    (44,423)    30,504
Cash Flows From Investing Activities:             ----------  ----------  ----------
  Proceeds from sale of property and assets......     2,114       3,327     13,309
  Proceeds from sale of subsidiaries.............                              (95)
  Investment in property and assets..............    (1,464)     (3,198)   (13,017)
  Purchase of property...........................    (3,130)     (3,571)      (716)
  Investment in and advances to unconsolidated
    affiliates...................................       204         204     (2,914)
  Investment in income producing properties......   (16,597      (1,796)    17,593
  Investment in loans from sale of subsidiaries..        50         (86)    (2,761)
          Net cash provided by (used in)          ----------  ----------  ----------
          investing activities...................   (18,823)     (5,120)    11,399
Cash Flows From Financing Activities:             ----------  ----------  ----------
  Proceeds from mortgages and notes..............   552,640     255,340    183,344
  Proceeds from subordinated debt................   100,000     100,000
  Principal payments on mortgages and notes......  (557,531)   (303,677)  (242,686)
  Principal payments on subordinated debt........   (52,160)    (15,590)    (3,867)
  Investment in mortgages receivable.............    10,597      11,240      7,240
  Proceeds from sale of stock....................       419         157     14,090
          Net cash provided by (used in)          ----------  ----------  ----------
          financing activities...................    53,965      47,470    (41,879)
                                                  ----------  ----------  ----------
Net Increase (Decrease) In Cash..................    13,063      (2,073)        24
Cash Balance, Beginning Of Period................    10,211      12,284     12,260
                                                  ----------  ----------  ----------
Cash Balance, End Of Period......................   $23,274     $10,211    $12,284
Supplemental Disclosures Of Cash Flow:            ==========  ==========  ==========
  Cash paid (received) during the year for:
    Interest (net of amount capitalized).........   $25,173     $19,546    $22,302
    Income Taxes.................................     3,867         (48)    (3,271)
                                                  ----------  ----------  ----------
                                                    $29,040     $19,498    $19,031
                                                  ==========  ==========  ==========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL
     STATEMENTS FOR THE YEARS ENDED FEBRUARY 28(29), 1994, 1993 AND 1992

1.  SUMMARY OF ACCOUNTING POLICIES

     Operations - The Company, a Delaware Corporation, principally develops housing communities in New Jersey, Pennsylvania, Florida, North Carolina and Virginia. In addition, the Company develops and operates income producing properties.

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned or majority owned subsidiaries after elimination of all significant intercompany balances and transactions. The Company's investments in joint ventures in which the Company's interest is 50% or less are accounted for by the equity method of accounting. The financial statements for prior years have been conformed to the format used at February 28, 1994.

     The Company reports income taxes in accordance with Statement of Financial Accounting No. 109 ("FAS 109"), "Accounting For Income Taxes". Among other things, FAS 109 changes the method of recognizing deferred tax assets. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. The effect of initially applying FAS 109 in fiscal 1992 resulted in recording additional deferred tax assets and increasing net income by $883,000, or $.04 per common share.

     Income Recognition - Income from sales is recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the transaction.

     Cash - Cash includes cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury bills and government money market funds.

     Inventories - Inventories are recorded at the lower of cost or market. Market is defined as the estimated proceeds upon disposition less all future costs to complete and expected costs to sell. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development and common facility costs are amortized based upon the number of homes to be constructed in each housing community utilizing a relative sales value allocation method.

     Interest costs related to properties in progress are capitalized during the construction period and charged to cost of sales as the related inventories are sold (see Note 5).

     The cost of land options is capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when the Company determines it will not exercise the option.

     During fiscal 1993, the Company provided for a $3.1 million reserve to reduce certain residential properties to their estimated net realizable values. This reserve is substantially attributable to two Florida communities where the Company significantly reduced sales prices. Although these communities have very few standing unsold houses, by reducing sales prices the Company plans to accelerate their buildout. The Company believes the rapid liquidation of these properties will enable it to concentrate on newer and more profitable developments. In addition, in years prior to fiscal 1992 the Company established similar reserves attributable to Florida, New Hampshire and New York communities.

     During fiscal 1994, 1993 and 1992, the Company charged $4,176,000, $5,245,000 and $7,525,000, respectively, against reserves for losses realized from the sales of certain homes. In fiscal 1994, 1993 and 1992, respectively, these charges consisted of $3,620,000, $4,459,000 and
$5,678,000 of construction, and operations costs, $195,000, $201,000 and $476,000 of selling, general and administration expenses and $361,000, $583,000 and $1,371,000 of interest expenses. At February 28, 1994 and 1993, respectively, inventory and residential rental inventory have been reduced by an allowance of $9,591,000 and $13,767,000 to reflect the carrying amounts at estimated net realizable value.

     Property - Various condominium homes, not yet under contract of sale, are rented under short-term leases. Such homes are reclassified from inventory and depreciated after a reasonable selling period not to exceed one year. Rental operations of the Company arise from these incidental rentals and from rental of commercial properties.

     Post Development Completion Costs - In those instances where a development is substantially completed and sold and the Company has additional construction work to be incurred, an estimated liability is provided to cover the cost of such work.

     Deferred Income Tax - Deferred income taxes are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes.

     Depreciation - The straight-line method is used for both financial and tax reporting purposes for all assets except office furniture and equipment which are depreciated using the declining balance method over their estimated useful lives.

     Prepaid Expenses - Prepaid expenses which relate to specific housing communities are amortized to costs of sales as the applicable inventories are sold.

     Per Share Calculations - Per share amounts are calculated on a weighted average basis and reflect the recapitalization described in Note 12.

2.  PROPERTY

     Operating property consists of land, land improvements, buildings, building improvements, furniture and equipment used by the Company and its subsidiaries to conduct day to day business. Rental property consists of rental condominiums, three office buildings, four office warehouse facilities, three retail shopping centers, and a mini-storage facility. The condominiums located in New Hampshire, are either sold and waiting to close or being temporarily rented and are being actively marketed for sale.

3.  ESCROW CASH

     Escrow cash primarily represents customers' deposits which are restricted from use by the Company. The Company is able to release escrow cash by pledging letters of credit and as a result, $6,453,000 and $5,024,000 was released from escrow at February 28, 1994 and 1993, respectively. Escrow cash accounts are substantially invested in short-term certificates of deposit or time deposits.

4.  MORTGAGES AND NOTES RECEIVABLE

     The Company's wholly-owned mortgage banking and finance subsidiaries originate mortgage loans, primarily from the sale of the Company's homes. Such mortgage loans are sold in the secondary mortgage market or in years prior to fiscal 1988 pledged against collateralized mortgage obligations ("CMO's"). At February 28, 1994 and 1993, mortgage loans owned by the Company amounted to $81,428,000 and $74,463,000, respectively, of which $30,755,000 and $40,355,000, respectively, were pledged against CMO's with the remainder held for sale. At February 28, 1994 and 1993, respectively, $43,502,000 and $25,868,000 of such mortgages were pledged against the Company's mortgage warehouse line (see "Notes to Consolidated Financial Statements - Note 5"). The Company may incur risk with respect to mortgages that are delinquent and not pledged against CMO's, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, the Company has incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at February 28, 1994.

     In connection with certain bulk sales of condominium homes, land sales and the sale of certain subsidiaries, the Company made loans. At February 28, 1994 and February 28, 1993, such loans amounted to $3,808,000 and $4,890,000, respectively, with interest rates at February 28, 1994 ranging up to 12%.

5.  MORTGAGES AND NOTES PAYABLE

     Substantially all of the land and construction mortgages are short-term borrowings. The mortgages secured by buildings, land and land improvements are installment obligations having annual principal maturities of approximately $1,107,000 in fiscal 1995, $186,000 in fiscal 1996, $205,000 in fiscal 1997, $225,000 in fiscal 1998, and $19,815,000 after fiscal 1998.

     The Company has a Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $130,000,000 through July 1996. Interest is payable monthly and at various rates of either prime plus 1/2% or LIBOR plus 2%. In addition, the Company pays 3/8% per annum on the weighted average unused portion of the line. The Company believes that it will be able either to extend the Agreement beyond July 1996 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility.
       Interest costs incurred, expensed and capitalized were:

                                                       Year Ended
                                            ---------------------------------
                                           February     February     February
                                           28, 1994     28, 1993     29, 1992
                                           --------     --------     --------
                                                  (Dollars in Thousands)
Interest incurred (1):
  Residential(3).........................  $20,830      $15,990      $13,701
  Commercial(4)..........................    5,138        6,165        6,762
                                           -------      -------      -------
  Total incurred.........................  $25,968      $22,155      $20,463
                                           =======      =======      =======

Interest expensed:
  Residential(3).........................  $17,622      $16,460      $15,900
  Commercial(4)..........................    4,908        5,809        6,557
                                           -------      -------      -------
  Total expensed.........................  $22,530      $22,269      $22,457
                                           =======      =======      =======

Interest capitalized at
  beginning of year......................  $23,366      $24,062      $27,427
Plus:  Interest incurred.................   25,968       22,155       20,463
Less:  Interest expensed.................   22,530       22,269       22,457
Less:  Charged to reserves...............      361          583        1,371
                                           -------      -------      -------
Interest capitalized at end of year......  $26,443      $23,365      $24,062
                                           =======      =======      =======

Interest capitalized at end of year (5):
  Residential(3).........................  $20,209      $15,727      $16,780
  Commercial(2)..........................    6,234        7,638        7,282
                                           -------      -------      -------
   Total interest capitalized............  $26,443      $23,365      $24,062
                                           =======      =======      =======

(1) Data does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Data does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to cost of sales.
(4)  Represents interest charged to rental operations.
(5)    Capitalized  residential  interest  at  February  28,  1994   includes
$1,635,000
     reported at February 28, 1993 as capitalized commercial interest. This reclassification was the result of the transfer of two parcels of land from commercial due to a change in the intended use to residential housing.
     Average interest rates and balances outstanding for short-term debt are as follows:

                                          February     February      February
                                          28, 1994     28, 1993      29, 1992
                                          --------     --------      --------
                                                 (Dollars In Thousands)

Average outstanding borrowings..........  $ 39,632     $ 32,788      $110,910
Average interest rate during period(1)..     5.39%        6.21%         8.35%
Average interest rate at end of period..       --         6.50%         7.07%
Maximum outstanding at any month end.... .$ 72,700     $ 68,350      $138,904

(1) Total interest incurred for the year divided by average outstanding short term borrowings.

6.  SUBORDINATED NOTES

     On June 24, 1988, the Company issued $50,000,000 principal amount of 12 1/4% Subordinated Notes due June 15, 1998. Interest is payable semi-annually. Annual sinking fund payments of $10,000,000 are required to commence June 15, 1996, and are calculated to retire 40% of the issue prior to maturity. In July 1993, the Company redeemed all of these notes at a price of 102% of par. The redemption resulted in an extraordinary loss of $1,277,000 net of an income tax benefit of $658,000.

     On April 29, 1992, the Company issued $100,000,000 principal amount of 11 1/4% Subordinated Notes due April 15, 2002. Interest is payable semi-annually. Annual sinking fund payments of $20,000,000 are required to commence April 15, 2000, and are calculated to retire 40% of the issue prior to maturity.

     On June 7, 1993, the Company issued $100,000,000 principal amount of
9 3/4% Subordinated Notes due June 1, 2005. Interest is payable semiannually. The notes are redeemable in whole or in part at the Company's option, initially at 104.875% of their principal amount on or after June 1, 1999 and reducing to 100% of their principal amount on or after June 1, 2002.

     The indentures  relating to  the subordinated  notes and the  Revolving
Credit Agreement contain restrictions on the  payment of cash dividends.   At
February 28, 1994, $33,432,000 of retained earnings were free of such restrictions.

7.  RETIREMENT PLAN

     On December 1, 1982, the Company established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. Plan costs charged to operations amount to $788,000 , $477,000 and $434,000 for the years ended February 28, 1994, February 28, 1993 and February 29, 1992, respectively.

8.  INCOME TAXES

     Deferred income taxes have been provided (reduced) due to temporary differences as follows:
                                                  Year Ended
                                       --------------------------------
                                       February    February    February
                                       28, 1994    28, 1993    29, 1992
                                       --------    --------    --------
                                             (Dollars In Thousands)

Capitalized interest.................  $     (3)    $   (16)   $   (96)
Homeowner association maintenance
   reserves..........................       166          53        (117)
Installment sales....................      (493)       (578)       (592)
Provision to reduce inventory to net
  realizable value...................     1,324         954       2,563
Deferred expenses....................      (727)       (608)       (484)
Depreciation.........................       298
Post development completion costs....    (1,988)
Net operating losses.................      (129)
Other................................       (21)
                                        --------    --------    --------
Benefit (Provision) - total..........   $(1,573)    $  (195)    $ 1,274
                                        ========    ========    ========

     The deferred  tax liabilities  or assets have  been recognized  in  the
consolidated  balance   sheets  due   to  temporary   differences  and   loss
carryforwards as follows:
                                             February    February
                                             28, 1994    28, 1993
                                             --------    --------
                                            (Dollars In Thousands)
Deferred Tax Liabilities:
  Deferred interest.......................   $    252    $    256
  Installment sales.......................        784       1,278
  Accelerated depreciation................      1,104         807
                                             --------    --------
   Total.................................       2,140       2,341
                                             --------    --------

Deferred Tax Assets:
  Deferred income.........................        369         333
  Maintenance guarantee reserves..........        490         656
  Provision to reduce inventory to net
    realizable value......................      3,577       4,901
  Uniform capitalization of  overhead.....      2,018       1,579
  Post development completion costs.......      1,988
  Other...................................        793         394
                                             --------    --------
    Total.................................      9,235       7,863
                                             --------    --------
Net Deferred Tax Assets...................   $ (7,095)   $ (5,522)
                                             ========    ========

     The effective tax rates varied from the expected rate. The sources of these differences were as follows:

                                             February   February   February
                                             28, 1994   28, 1993   29, 1992
                                             --------   --------   --------

Computed "expected" tax rate..............      35.0%     34.0%      34.0%
State income taxes, net of Federal
  income tax benefit......................       1.8%      7.3%      20.1%
Loss carryforward of New Fortis
  subsidiary..............................      (2.1%)    (2.6%)    (26.5%)
Other.....................................      (3.0%)    (6.2%)    (11.8%)
                                             --------   --------   --------
Effective tax rate........................      31.7%     32.5%      15.8%
                                             ========   ========   ========

     The Company has available at February 28, 1994 a federal operating loss carryforward for financial reporting purposes and tax purposes of $274,000, which may provide future tax benefits. The carryforward expires during the years ended February 28, 2005 and 2006. The Company has state net operating loss carryforwards for financial reporting and tax purposes of $164,000,000 due to expire between the years February 28, 1995 and February 28, 2009.

9.  TRANSACTIONS WITH RELATED PARTIES

     The Company's Board of Directors has adopted a general policy providing that it will not make loans to officers or directors of the Company or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $2,000,000 at any one time, and that such loans will be made only with the approval of the members of the Company's Board of Directors who have no interest in the transaction. Notwithstanding the policy stated above, the Board of Directors of the Company concluded that the following transactions were in the best interests of the Company.

     On March 1, 1990, the Company sold all the assets and liabilities of its wholly-owned engineering subsidiary Najarian and Associates ("N & A") to the employees of N & A for $3,600,000. One of these employees and former President of N & A was Tavit O. Najarian, the son-in-law of Mr. K. Hovnanian, Chairman of the Board and Director of the Company. The sale was approved by members of the Company's Board of Directors who were not related to Mr. Najarian. At the closing the Company received a cash payment of $720,000 and a $2,880,000 note. Originally the note carried an annual interest rate of 10% and was to amortize over ten years. As long as any portion of the note is outstanding, the Company receives 25% of the net cash flow. During fiscal 1992, N & A began to experience a significant decrease in business activity. As a result, the note was modified by changing the interest rate to prime, add accrued interest from September 1, 1991 to September 1, 1992 to principal and reschedule principal payments over the balance of the term of the note. As a result of continued financial difficulties, a committee consisting of independent directors of the Board of Directors of the Company (the "Committee") engaged an outside consultant to determine the fair market value of the above note. Based on the consultant's findings, the Committee recommended a reduction in the note including accrued interest from $2,983,000 to $1,100,000 at February 28, 1994. This reduction of the note was charged to operations in the current fiscal year. In addition, the Committee recommended a new term of ten years with annual interest on the note of 5% for the first two years adjusting to prime thereafter. Amortization would begin in year three with an annual minimum amount of 5%, ranging up to 30% in year 10, or 85% of cash flow after interest, whichever is greater. The Committee also recommended a $300,000 discount if the loan was paid in full during the first two years.

     The Company provides property management services to various limited partnerships including two partnerships in which Mr. A. Hovnanian, President and a Director of the Company, is a general partner, and members of his family and certain officers and directors of the Company are limited partners. At February 28, 1994, these partnerships owed the Company $27,000.

     On May 10, 1994, the Board of Directors approved the acquisition of the 10% minority interest in certain Florida subsidiaries owned by Paul W. Asfahl, President of the Company's Florida Division. For his 10% interest, the Company issued 45,000 shares of Class A Common Stock to Mr. Asfahl.

10.  STOCK OPTION PLAN

     The Company has a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Stock option transactions are summarized as follows:

                                               February   February   February
                                               28, 1994   28, 1993   29,1992
                                              ---------  ---------  ---------

Options  outstanding  at  beginning  of  year 1,004,000    530,500    590,949
   Granted................................        --       509,500         --
     Exercised............................        58,500    28,000     60,449
   Cancelled..............................         7,000     8,000         --
                                              ---------- ---------  ---------
Options  outstanding  at  end  of  year...        938,50 1,004,000    530,500
                                              ========== =========  =========

Options exercisable  at  end  of  year.....      598,833   336,500    198,500

Price range of options exercised..... $3.00-$9.44   $5.13-$9.44    $3.00-$9.44

Price range of options outstanding....$5.13-$11.50  $3.00-$11.50   $3.00-$9.44

11.  COMMITMENTS AND CONTINGENT LIABILITIES

     During fiscal 1989, the Company became aware that certain fire-retardant plywood commonly used in the roof construction of multi-family homes may contain a product defect causing accelerated deterioration of the plywood. The Company has determined that such plywood was used in 33 of its communities containing approximately 11,750 homes.

     Common areas, including roofs, in each of the Company's multi-family condominium developments are governed and controlled by homeowners' associations for each development, rather than by individual homeowners. Certain of the 33 homeowners' associations in the affected developments have asserted claims against the Company. As of February 28, 1993, the Company had entered separate settlement agreements with 31 of the 33 associations, (the "Settling Associations") covering 10,850 homes.

     In August 1989 the Company brought suit against the plywood material manufacturers, treaters, suppliers and others (the "Defendants") to determine the proper responsibility for damages, to protect its interests and to recover its damages.

     In November 1992, the Company and the Settling Associations entered into a settlement agreement with most of the Defendants. Based upon the settlement monies received, the use of the Settling Associations' roof shingle reserves and the actual expenditures in performing the repairs, the Company believes the repair costs will not require it to set aside future reserves for such roof repairs.

     The Company is continuing to litigate with the two non-settling associations which contain 900 homes. Because the litigation is in its early discovery stages, the Company is unable to predict at this time the ultimate outcome of the litigation. However, due to the limited amount of this remaining litigation, the Company does not believe that the resolution of this litigation will have a material effect on the Company.

     In addition, the Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

     As of February 28, 1994 and 1993, respectively, the Company is obligated under various letters of credit amounting to $5,114,000 and $10,340,000.

12.  RECAPITALIZATION

     In September  1992,  the  Company's  stockholders  approved  a  Plan  of
Recapitalization  (the  "Recapitalization").    The  Recapitalization  became
effective September 11, 1992.

     On the effective date, each outstanding share of the Company's common stock, par value $.01 per share, was converted into one-half of a share of "Class A Common Stock", par value $.01 per share having one vote per share, and one-half of a share of "Class B Common Stock", par value $.01 per share having ten votes per share. The amount of any regular cash dividend payable on a share of Class A Common Stock will be an amount equal to 110% of the corresponding regular cash dividend payable on a share of Class B Common Stock.

     If a shareholder desires to sell shares of Class B Common Stock, such stock must be converted into shares of Class A Common Stock. Shareholders may convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. A holder of Class B Common Stock can wait until the time of sale and deliver the Class B Common Stock to a broker. The broker will then present the Class B Common Stock to the Company's transfer agent, which will issue the purchaser shares of Class A Common Stock.

13.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the years ended February 28, 1994 and 1993 is as follows:

                                                Three Months Ended
                                       (In Thousands Except Per Share Data)
                                    -----------------------------------------
                                    February   November   August       May
                                    28, 1994   30, 1993  31, 1993   31, 1993
                                    --------   --------  --------   ---------
Revenues........................... $257,691   $143,078  $123,291   $ 62,950
Costs and expenses................. $241,046   $136,157  $116,093   $ 64,563
Income (loss) before income taxes
  and extraordinary loss........... $ 16,645   $  6,921  $  7,198   $ (1,613)
State and Federal income tax....... $  5,277   $  2,152  $  2,426   $   (626)
Income (loss) before extraordinary
   loss............................ $ 11,368   $  4,769  $  4,772   $   (987)
Extraordinary loss from
  extinguishment of debt, net
  of income taxes..................                                 $ (1,277)

Net income (loss).................. $ 11,368   $  4,769  $  4,772   $ (2,264)
Earnings (loss) per common share:
  Income (loss) before
    extraordinary loss............. $    .50   $    .21  $    .21   $   (.05)
  Extraordinary loss...............                                 $   (.05)
Net income (loss).................. $    .50   $    .21  $    .21   $   (.10)
Weighted average number of
  common shares outstanding........   22,842     22,839    22,818     22,784
_____________________________________________________________________________

                                                 Three Months Ended
                                        (In Thousands Except Per Share Data)
                                     ----------------------------------------
                                     February   November   August      May
                                     28, 1993   30, 1992  31, 1992   31, 1992
                                     --------   --------  --------   --------
- - -
Revenues............................ $184,950   $115,594  $ 83,585   $ 45,186
Costs and expenses.................. $172,214   $112,486  $ 82,173   $ 47,917
Income (loss) before income taxes... $ 12,736   $  3,108  $  1,412   $ (2,731)
State and Federal  income tax....... $  4,444   $  1,152  $    188   $ (1,049)
Net income (loss)................... $  8,292   $  1,956  $  1,224   $ (1,682)
Earnings (loss) per common  share....$    .36   $    .09  $    .05   $   (.07)
Weighted average number of
  common shares outstanding.........   22,784     22,779    22,779     22,755


                              SCHEDULE VIII
                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                     BALANCE     CHARGED TO                          CHARGED TO             BALANCE
                     FEB. 28,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER     DESCRIP-    FEB 29,
DESCRIPTION            1991      EXPENSES                   TION     ACCOUNTS    TION        1992
- - ------------------- -----------  -----------  ----------  ---------  ---------  ---------  -----------
Land and land
  development costs $ 5,429,000               $2,906,000  Closings                         $ 2,523,000
Land, land options
  and costs of comm.
  in planning         8,200,000                                                              8,200,000
Rental property       9,508,000                4,619,000  Closings                           4,889,000
Income producing
  property under
  development           300,000                                                                300,000
                    -----------  -----------  ----------  ---------- ---------  --------- ------------
                    $23,437,000               $7,525,000                                   $15,912,000
                    ===========  ===========  ==========  ========== =========  ========= ============

                     BALANCE     CHARGED TO                          CHARGED TO              BALANCE
                     FEB. 29,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER      DESCRIP-    FEB 28,
DESCRIPTION            1992      EXPENSES                   TION     ACCOUNTS      TION        1993
- - ------------------- -----------  -----------  ----------  ---------  -----------  --------- ----------

Land and land
  development costs $ 2,523,000  $2,306,000  $2,292,000  Closings    $3,899,000    Reclass  $ 6,436,000
Land, land options
  and costs of comm.
  in planning         8,200,000     794,000   1,458,000  Closings    (2,690,000)   Reclass    4,846,000
Rental property       4,889,000               1,495,000  Closings    (1,007,000)   Reclass    2,387,000
Income producing
  property under
  development          300,000                                         (202,000)   Reclass       98,000
                    -----------  ----------   ----------             -----------            -----------
                    $15,912,000  $3,100,000   $5,245,000                     $0             $13,767,000
                    ===========  ==========   ==========             ===========            ===========

                     BALANCE     CHARGED TO                          CHARGED TO              BALANCE
                     FEB. 28,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER      DESCRIP-    FEB. 28,
DESCRIPTION            1993      EXPENSES                   TION     ACCOUNTS      TION        1994
- - ------------------- -----------  -----------  ----------  --------   ---------- ---------  ------------
Land and land
  development costs $ 6,436,000               $3,164,000  Closings  $2,091,000    Reclass   $5,363,000
Land, land options
  and costs of comm.
  in planning         4,846,000                                     (2,091,000)   Reclass    2,755,000
Rental property       2,387,000                1,012,000  Closings                           1,375,000
Income producing
  property under
  development            98,000                                                                 98,000
                    -----------  -----------  ----------             ----------             ----------
                    $13,767,000               $4,176,000                     $0             $9,591,000
                    ===========  ===========  ==========             ==========             ==========

                                 SCHEDULE X
             HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                        Charged To Cost And Expenses
                                  ----------------------------------------
                                  February 28,  February 28,  February 29,
                                      1994          1993          1992
                                  ----------------------------------------

Advertising.....................  $8,587,000   $5,895,000    $4,776,000
Depreciation....................  $3,035,000   $2,924,000    $2,888,000
Maintenance guarantee reserves..  $1,237,000   $2,764,000    $1,257,000


                                SCHEDULE XI
                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                              FEBRUARY 28, 1994


                         Gross Amounts (A)(B)(C)(D)
                         ---------------------------
                                        Building/                   Tax      Accumulated
Description                  Land     Improvements     Total       Basis     Depreciation
- - ------------------------ -----------  ------------  ----------- -----------  ------------
 1 Society Hill Florida  $    42,000   $   254,000  $   296,000 $   296,000
   Lake Worth, FL
   Condominiums
 2 North Brunswick IV        445,000     3,576,000    4,021,000   4,021,000  $    119,000
   North Brunswick, NJ
   Flex Building
 3 K.Hovnanian Corp.Center   541,000     4,780,000    5,321,000   4,844,000       895,000
   West Palm Beach, FL
   Office Building
 4 Hamilton Mini Storage     301,000     3,591,000    3,892,000   3,537,000       469,000
   Hamilton, NJ
   Mini Storage
 5 Society Hill @ Merimack   885,000     2,108,000    2,993,000   3,890,000       444,000
   Merrimack, NH
   Condominiums
 6 Unipower Building         454,000       789,000    1,243,000   1,243,000        81,000
   Pompano Beach, FL
   Office Building
 7 Hovnanian Corp.Center   1,000,000     4,722,000    5,722,000   5,167,000       867,000
   North Brunswick, NJ
   Retail
 8 Piscataway Retail       1,743,000    10,354,000   12,097,000  11,113,000     1,333,000
   Piscataway, NJ
   Retail Center
 9 Hovnanian Corp. Center    616,000     8,500,000    9,116,000   8,075,000     2,292,000
   North Brunswick, NJ
   Office/Warehouse
10 Cypress Plaza             678,000     3,263,000    3,941,000   3,574,000       337,000
   Jacksonville, FL
   Retail Center
11 Lower Saucon               32,000       246,000      278,000     240,000
   Bethlehem, PA
   Condominiums
12 Allaire Shopping Center 1,688,000     6,606,000    8,294,000   8,294,000       134,000
   Allaire, NJ
   Retail Center
13 Hidden Meadows            544,000     5,318,000    5,862,000   5,632,000
   Ocean Twp, NJ
   Condominiums
14 North Brunswick IV        905,000     5,135,000    6,040,000   4,564,000
   North Brunswick, NJ
   Flex Building
15 Hovnanian Corp. Center  2,702,000     4,768,000    7,470,000   6,648,000
   North Brunswick, NJ
   Land/Land Improvement
   Approval & Flex Building
   Under Construction
16 Newark Shopping Center                1,309,000    1,309,000   1,309,000
   Newark, NJ
   Land Improvement and
   Approval Costs
17 Merrimack Commercial      200,000       100,000      300,000     300,000
   Merrimack, NH
   Land/Land Improve.Costs
18 Cypress Plaza           1,744,000     3,651,000    5,395,000   5,123,000
   Jacksonville, FL
   Land/Land Improve.
   and Approval Costs
19 Jensen Beach Club         190,000                    190,000     190,000
   Jensen Beach, FL
   Land/Land Improve.
   and Approval Costs
20 Miscellaneous                           27,000        27,000      27,000
   New Jersey
                         -----------  ------------  ----------- -----------  -----------
                         $14,710,000   $69,097,000  $83,807,000 $78,087,000  $ 7,156,000
                         ===========  ============= =========== ===========  ===========

(A) Fiscal Year Construction Completed:
    1 - 1985
    2 through 3 - 1987
    4 - 1989
    5 through 10 - 1990
    11 through 15 - 1993
    16 through 20 - not completed
(B) Depreciable Life:
    40 years - Depreciation expense was $1,408,000, $1,723,000, $1,932,000 for the years ended February 28, 1994 and 1993 and February 29, 1992, respectively. Accumulated depreciation at February 28 (29), 1994, 1993 and 1992 amounted to $7,156,000, $5,748,000 and $4,274,000, respectively.
    5 - is a condominium rented under short-term leases while being marketed for sale. Such units are reclassified from inventory and depreciated after reasonable selling period not to exceed one year.
(C) Items marked 16 through 20 consist of land improvement and approval costs on land held for future development.
(D) Items 6, 7, and 8 have encumberance amounting to $847,000, $5,964,000 and $11,663,000, respectively.


Balance - February 28, 1991                                  $ 97,444,000
     Additions:     Improvements                                5,037,000
               Transfer from inventories                          300,000
               Provision to reduce inventory to net
                 realizable value                               1,108,000
     Deletions:     Payments for tenant improvements              (63,000)
               Cost of rental condominiums sold               (11,614,000)
               Cost of retail center sold                     (12,361,000)
                                                              -------------
Balance - February 29, 1992                                    79,851,000

     Additions:     Improvements                                5,314,000
               Provision to reduce inventory to net
                 realizable value                               2,502,000
     Deletions:     Transfers to inventories                  (14,633,000)
               Cost of rental condominiums sold                (5,096,000)
                                                              -------------
                                                               67,938,000
Balance - February 28, 1993

     Additions:     Improvements                                3,635,000
               Transfers from inventories                       6,558,000
               Acquisitions                                     8,020,000
     Deletions:  Cost of rental condominiums sold              (1,414,000)
               Cost of retail center sold                        (728,000)
               Abandonment of project                            (202,000)
                                                              ------------
Balance - February 28, 1994                                   $ 83,807,000
                                                             =============

Balance at February 28, 1994 is reported on the consolidated balance sheet as rental and income producing properties under development.