Form 10-Q
period 1994-05-31
HOVNANIAN ENTERPRISES INC
filed 1994-07-14
CIK 357294

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10Q


  [ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934

       For quarterly period ended MAY 31, 1994  or

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,448,800 Class A Common Shares and 8,438,467 Class B Common Shares were outstanding as of June 30, 1994.
                     HOVNANIAN ENTERPRISES, INC.

                              FORM 10Q

                                INDEX

                                                           PAGE NUMBER

PART I.   Financial Information

     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at May 31,
                1994 (unaudited) and February 28, 1994            3

              Consolidated Statements of Income and
                Retained Earnings for the three months
                ended May 31, 1994  and 1993 (unaudited)          5

              Consolidated Statements of Stockholders' Equity
                for the three months ended May 31, 1994
                (unaudited)                                       6

              Consolidated Statements of Cash Flows
                for the three months ended May 31, 1994
                and 1993 (unaudited)                              7

              Notes to Consolidated Financial
                Statements (unaudited)                            8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                    10

PART II.  Other Information

     Item 6(b). No reports on Form 8K have been
                  filed during the quarter for
                  which this report is filed.

Signatures                                                       19

               HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)
                                                   May 31,     February 28,
          ASSETS                                    1994            1994
                                                ------------   ------------
Cash:
  Demand deposits..............................     $  3,477       $ 23,274
  Escrow accounts..............................        4,462          5,043
                                                ------------   ------------
      Total cash...............................        7,939         28,317
                                                ------------   ------------
Receivables:
  Customer accounts and other..................       15,255         17,935
  Escrow and deposits..........................        8,340          8,393
  Related parties..............................        1,560          1,411
                                                ------------   ------------
      Total receivables........................       25,155         27,739
                                                ------------   ------------
Mortgages and Notes Receivable:
  Collateralized mortgages receivable..........       24,392         30,755
  Residential mortgages receivable.............       20,874         50,673
  Other mortgages and notes receivable.........        3,761          3,808
                                                ------------   ------------
      Mortgages and notes receivable...........       49,027         85,236
                                                ------------   ------------
Inventories - At cost, not in excess of market:
  Real estate under development:
    Accumulated cost of construction:
      Finished.................................       30,833         22,247
      In progress..............................       39,644         25,395
    Land and land development costs............      169,736        146,665
  Land, land options, and costs of projects
    in planning................................       89,773         84,431
                                                ------------   ------------
      Total inventories........................      329,986        278,738
                                                ------------   ------------
Property - At cost:
  Operating property...........................       21,607         20,757
  Less accumulated depreciation................       11,283         10,925
                                                ------------   ------------
    Net operating property.....................       10,324          9,832
                                                ------------   ------------
  Rental property..............................       63,214         69,116
  Less accumulated depreciation................        7,025          7,156
                                                ------------   ------------
    Net rental property........................       56,189         61,960
                                                ------------   ------------
  Income producing properties under development       15,402         14,691
                                                ------------   ------------
      Property - net...........................       81,915         86,483
                                                ------------   ------------
Investment In and Advances to Unconsolidated
  Affiliate and Joint Ventures.................        5,217          4,353
                                                ------------   ------------
Prepaid Expenses and Other Assets..............       34,533         28,736
                                                ------------   ------------
Total Assets...................................     $533,772       $539,602
                                                ============   ============

See notes to consolidated financial statements.

              HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                   May 31,     February 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                1994           1994
                                                ------------   ------------
Mortgages and Notes Payable:
  Nonrecourse land mortgages...................     $  5,624      $  7,494
  Revolving credit agreement...................       54,375
  Mortgage warehouse line of credit............        8,808        39,307
  Nonrecourse mortgages secured by building,
    land, and land improvements................       20,558        21,447
                                                ------------   ------------
    Total mortgages and notes payable..........       89,365        68,248
                                                ------------   ------------
Bonds Collateralized By Mortgages Receivable...       24,017        30,343
                                                ------------   ------------
Subordinated Notes.............................      200,000       200,000
                                                ------------   ------------
Accounts Payable...............................       17,924        19,821
                                                ------------   ------------
Customers' Deposits............................       15,321        12,103
                                                ------------   ------------
Accrued Liabilities:
  State income taxes...........................         (673)          640
  Federal income taxes:
    Current....................................       (1,332)        8,288
    Deferred...................................       (6,593)       (5,990)
  Interest.....................................        6,683         7,660
  Post development completion costs............       10,519        12,145
  Other........................................       10,033        15,343
                                                ------------   ------------
    Total accrued liabilities..................       18,637        38,086
                                                ------------   ------------
      Total liabilities........................      365,264       368,601
                                                ------------   ------------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized
    100,000 shares; none issued
  Common Stock,Class A,$.01 par value authorized
    87,000,000 shares; issued 14,789,900 shares
    (including 345,874 shares held in Treasury)          147           147
  Common Stock,Class B,$.01 par value authorized
    13,000,000 shares; issued 8,788,901 shares
    (including 345,874 shares held in Treasury)           88            88
  Paid in Capital..............................       32,787        32,301
  Retained Earnings............................      140,785       143,764
  Treasury Stock - at cost.....................       (5,299)       (5,299)
                                                ------------   ------------
       Total stockholders' equity..............      168,508       171,001
                                                ------------   ------------
Total Liabilities and Stockholders' Equity.....     $533,772      $539,602
                                                ============   ============

See notes to consolidated financial statements.

               HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)

                                                    Three Months Ended
                                                --------------------------
                                                   May 31,       May 31,
                                                    1994          1993
                                                ------------  ------------
Revenues:
  Housing sales................................     $92,876       $57,615
  Land and lot sales...........................         163           804
  Rental operations............................       1,944         1,639
  Mortgage banking and finance operations......       2,437         1,947
  Other operations.............................       1,569           945
                                                ------------  ------------
    Total revenues.............................      98,989        62,950
                                                ------------  ------------
Cost and Expenses:
  Construction, land, interest and operations..      79,393        49,397
  Selling, general and administrative..........      16,562        10,246
  Rental operations............................       2,478         2,034
  Mortgage banking and finance operations......       3,035         2,243
  Other operations.............................       2,000           643
                                                ------------  ------------
    Total costs and expenses...................     103,468        64,563
                                                ------------  ------------
Loss Before Income Taxes and
  Extraordinary Loss...........................      (4,479)       (1,613)
                                                ------------  ------------
State and Federal Income Taxes:
  State........................................         345           124
  Federal:
    Current....................................      (1,244)       (2,567)
    Deferred...................................        (601)        1,817
                                                ------------  ------------
    Total taxes................................      (1,500)         (626)
                                                ------------  ------------
                                                     (2,979)         (987)

Extraordinary Loss from Extinguishment of Debt,
  Net of Income Taxes..........................                    (1,277)
                                                ------------  ------------
Net Loss.......................................     $(2,979)      $(2,264)
                                                ============  ============

Earnings Per Common Share:
  Loss before extraordinary loss...............      $(0.13)       $(0.04)
  Extraordinary loss...........................                     (0.06)
                                                ------------  ------------
Net Loss.......................................      $(0.13)       $(0.10)
                                                ============  ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                                    A Common Stock         B Common Stock
                               ---------------------  ---------------------
                                  Shares                 Shares
                                Issued and             Issued and            Paid-In  Retained   Treasury
                               Outstanding   Amount   Outstanding   Amount   Capital  Earnings    Stock       Total
                               -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, February 28, 1994..    14,361,591     $147    8,480,462       $88   $32,301  $143,764    ($5,299)  $171,001

Issuance of Class A
  Common Stock..............        45,000                                       486                             486

Conversion of Class B to
  Class A common stock......        37,435               (37,435)

Net Loss....................                                                            (2,979)               (2,979)
                               -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, May 31, 1994.......    14,444,026     $147    8,443,027       $88   $32,787  $140,785    ($5,299)  $168,508
                               ===========  ========  ===========  ========  =======  =========  =========  ========

See notes to consolidated financial statements.

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                                   Three Months Ended
                                                  ---------------------
                                                    May 31,     May 31,
                                                     1994        1993
                                                  ---------   ---------
Cash Flows From Operating Activities:
  Net Loss.......................................   ($2,979)    ($2,264)
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation...............................       878         597
      Loss on sale and retirement of property
        and assets...............................       436          38
      Deferred income taxes......................      (507)      1,160
      Decrease (increase) in assets:
        Escrow cash..............................       581        (441)
        Receivables, prepaids and other assets...    (2,727)    (14,728)
        Mortgages receivable.....................    29,734      20,355
        Inventories..............................   (51,248)    (40,101)
      Increase (decrease) in liabilities:
        State and Federal income taxes...........   (10,933)     (6,405)
        Customers' deposits......................     3,218       7,470
        Interest and other accrued liabilities...    (6,383)     (4,615)
        Post development completion costs........    (1,626)        205
        Accounts payable.........................    (1,897)      2,915
                                                  ----------  ----------
        Net cash used in operating activities....   (43,453)    (35,814)
                                                  ----------  ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets......     4,644         282
  Cost of property and assets sold...............    (5,698)       (275)
  Purchase of operating property.................      (883)       (676)
  Investment in and advances to unconsolidated
    affiliates...................................      (864)         38
  Net investment in income producing properties..     5,191      (8,572)
  Investment in loans from sale of subsidiaries..                    92
                                                  ----------  ----------
          Net cash provided by (used in)
          investing activities...................     2,390      (9,111)
                                                  ----------  ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes..............   135,109     104,284
  Principal payments on mortgages and notes......  (120,318)    (70,062)
  Investment in mortgages receivable.............     6,475       2,992
                                                  ----------  ----------
          Net cash provided by financing
          activities.............................    21,266      37,214
                                                  ----------  ----------
Net Decrease In Cash.............................   (19,797)     (7,711)
Cash Balance, Beginning Of Period................    23,274      10,211
                                                  ----------  ----------
Cash Balance, End Of Period......................    $3,477      $2,500
                                                  ==========  ==========

See Notes to consolidated financial statements.

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     1. The consolidated financial statements, except for the February 28, 1994 consolidated balance sheets, have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

     2.  Interest costs incurred, expensed and capitalized were:

                                    Three Months Ended
                                    ------------------
                                     5/31/94   5/31/93
                                    --------  --------
                                  (Dollars in Thousands)

Interest Incurred (1):
  Residential (3)...................$ 5,009   $ 4,483
  Commercial(4).....................  1,246     1,166
                                    -------   -------
    Total Incurred..................$ 6,255   $ 5,649
                                    =======   =======
Interest Expensed:
  Residential (3)...................$ 3,051   $ 2,562
  Commercial (4)..................... 1,182     1,080
                                    -------   -------
     Total Expensed.................$ 4,233   $ 3,642
                                    =======   =======
Interest Capitalized at
  Beginning of Period...............$26,443   $23,365
Plus Interest Incurred............... 6,255     5,649
Less Interest Expensed............... 4,233     3,642
Less Charges to Reserves.............   103        76
Less Sale of Assets..................   355
                                    -------   -------
Interest Capitalized at
  End of Period ....................$28,007   $25,296
                                    =======   =======
Interest Capitalized at
  End of Period:
  Residential(3)....................$22,064    $19,355
  Commercial(2).....................  5,943      5,941
                                    -------    -------
    Total Capitalized...............$28,007    $25,296
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

     4. On May 10, 1994, the Board of Directors of the Company adopted a resolution providing that the date for the year end of the fiscal year of the Company be changed from the last day of February to October 31. The report covering the three month periods ending May 31, 1994 and August 31, 1994 will be filed on Form 10-Q. The report covering the eight month transition period of March 1 through October 31, 1994 will be filed on Form 10-K. Thereafter, the Company will file reports on January 31, April 30, July 31, and October 31.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the three months ended May 31, 1994 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, and interest. The Company provided for its cash requirements from the Revolving Credit Facility and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $130,000,000 (the "Revolving Credit Facility") through July 1996. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of May 31, 1994, borrowings under the Agreement were $54,375,000.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of May 31, 1994, the aggregate principal amount of all such borrowings was $32,825,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                                  May 31,      February 28,
                                                   1994            1994
                                               ------------    ------------

Residential real estate inventory............  $329,986,000    $278,738,000
Residential rental property..................     8,240,000       8,411,000
                                               ------------    ------------
  Total Residential Real Estate..............   338,226,000     287,149,000
Commercial properties........................    63,351,000      68,240,000
                                               ------------    ------------
  Combined Total.............................  $401,577,000    $355,389,000
                                               ============    ============

     Total residential real estate increased $51,077,000 during the three months ended May 31, 1994 as a result of an inventory increase of $51,248,000, and a rental condominium decrease of $171,000. The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries later this year, and the Company's overall increase in housing volume. The Company's rental condominiums declined due to the Company's continued liquidation of New Hampshire rentals. Substantially all residential homes under construction or completed and included in real estate inventory at May 31, 1994 are expected to be sold and closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table   summarizes  housing lots  in the Company's  active
communities under development:
                                  Home                            Remaining
                                  Lots               Contracted   Lots
                       Commun-    Owned/    Homes    Not          Available
                       ities      Approved  Closed   Closed (1)      (2)
                       -------    --------  ------   ----------   ---------

  May 31, 1994........   86        11,932    3,978     2,026       5,928

  February 28, 1994...   82        12,355    4,903     1,891       5,561

(1) Includes 76 and 283 lots under option at May 31, 1994 and February 28, 1994, respectively.

(2) Of the total home lots available, 370 and 359 were under construction or complete (including 80 and 83 models and sales offices) and 2,299 and 2,534 were under option at May 31, 1994 and February 28, 1994, respectively.

     In addition, in substantially completed or suspended developments the Company owned 707 and 666 home lots at May 31, 1994 and February 28, 1994, respectively. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At May 31, 1994 the Company controlled such land to build 12,495 proposed homes, compared to 12,916 homes at February 28, 1994.

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Rental Program" and "Other Operations" under "Results of Operations"). During the three months ended May 31, 1994, the decrease in commercial properties was primarily the result of the sale of a mini-storage facility and office building in Hamilton Township, NJ and the sale of an office/warehouse facility in Pompano Beach, FL. When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At May 31, 1994, the Company had long-term non-recourse financing aggregating $17,866,000 on two commercial facilities, a decrease of $879,000 from February 28, 1994, due to principal amortization and the sale of the Pompano Beach, FL office/warehouse facility.

     The Company's mortgages and notes receivable amounted to the following:

                                                  May 31,      February 28,
                                                   1994            1994
                                               ------------    ------------

Collateralized mortgages receivable........    $24,392,000     $30,755,000
Residential mortgages receivable...........     20,874,000      50,673,000
Land and lot mortgages receivable..........      2,538,000       2,609,000
Notes from the sale of subsidiaries........      1,223,000       1,199,000
                                               -----------     -----------
  Total Mortgages and Notes Receivable         $49,027,000     $85,236,000
                                               ===========     ===========

     The collateralized mortgages receivable are pledged against non-recourse collateralized mortgage obligations. Residential mortgages receivable amounting to $13,915,000 and $43,502,000 at May 31, 1994 and February 28,
1994, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses. Land and lot mortgages are usually short term (5 years or less) and not subject to construction loan subordination. Notes from the sale of subsidiaries are secured by the assets and/or stock of the subsidiaries and amortized over ten years.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 1994 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1993

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprising primarily of New Jersey and eastern Pennsylvania), North Carolina, southeastern Florida, and metro Washington, D.C. (northern Virginia). In addition, the Company is in the mortgage banking and title insurance businesses, and develops and operates commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida.

     Historically, the Company's quarter ending May 31 produces the least amount of deliveries for the year. This is primarily due to its building cycles because of winter climatic conditions in the Northeast Region causing housing starts to be at their lowest for the year. In addition, due to the change in year end (see Notes to Consolidated Financial Statements - Note 4), certain costs amortized to homes closed during the year will be amortized to homes closed during the eight months ending October 31, 1994. On a pro rata basis, since fewer homes are delivered per month in the first eight months of the year, the year end change resulted in a higher per home amoritization during the three months ended May 31, 1994. As a result, deliveries for the three months ended May 31, 1994 and 1993 were insufficient to cover overheads and losses in its other operations.

     At May 31, 1994 the Company's home contract backlog for future delivery was 2,106 homes, with an aggregate sales value of $318.5 million, compared to 2,067 homes, with an aggregate sales value of $299.0 million at the same time last year. For the three months ended May 31, 1994 net contracts signed amounted to $127.9 million or 815 homes, compared to $155.0 million or 1,068 homes for the same period last year. This decrease is primarily the result of fewer contracts in the Company's Northeast Region and Florida. In all its markets, the Company and its competition have seen a decline in buyer traffic and contracts during this period and June 1994. In addition, the Northeast Region contracts are down as a result of delayed openings of new communities. Such delays are usually caused by additional time needed to obtain final approval to build from the local governing authority. Also, in Florida, the Company has intentionally slowed contracts by raising prices. The Company believes sales in Florida were too far ahead of production causing lower margins as costs increased on homes contracted at a fixed price.

     The following table sets forth, for the periods indicated, certain income statement items as percentages of total revenues:

                                          Three Months Ended
                                                May 31,
                                          ------------------
                                            1994      1993
                                          --------  --------

Total Revenues...........................  100.0%    100.0%
                                          --------  --------

Costs and Expenses:
  Construction, land, interest
    and operations.......................   80.2      78.5
  Selling, general and administrative....   16.7      16.3
  Mortgage banking and finance operations    3.1       3.6
  Rental and other operations............    4.5       4.2
                                          --------  --------
    Total costs and expenses.............  104.5     102.6
                                          --------  --------

Loss Before Income Taxes and
  Extraordinaty Loss.....................   (4.5)     (2.6)

Total Income Taxes.......................   (1.5)     (1.0)
                                          --------  --------
Loss Before Extraordinary Loss...........   (3.0)     (1.6)

Extraordinary Loss From Extinguishment
  of Debt, Net of Income Taxes...........             (2.0)
                                          --------  --------
Net Loss.................................   (3.0)%    (3.6)%
                                          ========  ========

Total Revenues:

     Revenues for the three months ended May 31, 1994 increased $36.0 million, or 57.3%, compared to the same period last year. This was primarily a result of increased housing revenues of $35.2 million. Revenues from rental and other operations increased $0.9 million primarily due to the addition of a retail center and related rentals. Mortgage banking and finance operations increased $0.5 million and land and lot sales decreased $0.6 million.

Housing Operations:

     Housing revenues increased $35.2 million, or 61.2%, during the three months ended May 31, 1994, compared to the same period last year. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                             Three Months Ended
                                   May 31,
                             -------------------
                               1994        1993
                             --------   --------
                            (Dollars in Thousands)

Northeast Region:
  Housing Revenues.......... $48,000    $29,917
  Homes Delivered...........     311        222

North Carolina:
  Housing Revenues.......... $24,363    $10,622
  Homes Delivered...........     177         89

Florida:
  Housing Revenues.......... $11,573    $ 8,275
  Homes Delivered...........      87         69

Metro Washington, D.C.:
  Housing Revenues.......... $ 8,441    $ 8,543
  Homes Delivered...........      52         65

Other:
  Housing Revenues.......... $   499    $   258
  Homes Delivered...........       8          5

Totals:
  Housing Revenues.......... $92,876    $57,615
  Homes Delivered...........     635        450

     The three months ended May 31, 1994 housing revenue increase (compared to the prior year) was due to increased homes delivered and increased average sales prices in all the Company's markets. In the Northeast Region one reason average sales prices are increasing is because of the Company's diversified product mix of more detached single family homes and larger townhouses with garages designed for the move-up buyer. In Florida, housing revenues are increasing as a result of the addition of new single family developments. In the Company's North Carolina Division, home deliveries increased due to increased market share. In addition, the Company has raised sales prices in all its markets.

     Construction, land, interest, and operations include expenses for housing and land and lot sales. A breakout of construction, land, interest, and operations expenses for housing sales and housing gross margin is set forth below:

                                   Three Months Ended
                                         May 31,
                                   ------------------
                                     1994      1993
                                   --------  --------
                                 (Dollars in Thousands)

Housing sales...................   $92,876   $57,615
                                   --------  --------
Construction, land and
  operations expenses...........    76,239    46,249
Interest expense................     3,018     2,538
                                   --------  --------
  Total expenses................    79,257    48,787
                                   --------  --------
Housing gross margin............   $13,619   $ 8,828
                                   ========  ========

Gross margin percentage.........     14.7%     15.3%

     Construction, land and operating expenses as a percentage of housing sales increased 1.8% to 82.1% for the three months ended May 31, 1994 from 80.3% for the same period last year. Such costs as a percentage of housing sales increased due to (1) a one-time expense of $1.2 million for warranty repair work to remedy a Northeast Region roof design problem, (2) a change in product mix with an additional 8% of home sales coming from North Carolina where such costs are traditionally a higher percentage, and (3) a 10% increase in such costs as a percentage of Florida home sales. The North Carolina market is more competitive which keeps prices and margins down. In Florida, 6% of the 10% increase was caused by higher developed lot costs. The balance of 4% was caused by sharply higher material costs resulting from demand being greater than current supplies. In the Northeast Region such costs as a percentage of housing sales decreased 1.5% before the $1.2 million in warranty repair work.

     Housing interest has declined 1.1% as a percentage of housing sales to 3.3% for the three months ended May 31, 1994, from 4.4% for the same period last year. This decrease is primarily the result of the Company's increased inventory turnover and the use of equity to finance operations. Interest is capitalized during construction and expensed as houses are delivered.

     Selling, general and administrative expenses increased $6.3 million, or 61.6%, during the three months ended May 31, 1994 compared to the same period last year. As a percentage of housing revenues such expenses increased less than 0.1 % to 17.8% for the period. The increase in the dollar amount of such expenses was primarily due to (1) a 61.2% increase in housing revenues, (2) a 34% overall increase in housing and Corporate associates due to anticipated growth in the near future, and (3) the accelerated amortization of such costs over fewer monthly home deliveries during the eight months ending October 31, 1994. Due to the change in year end (see Notes to Consolidated Financial Statements - Note 4), certain division selling, general, and administrative expenses amortized to homes delivered during a year will be amortized to homes delivered during the eight months ending October 31, 1994. On a pro rata basis, since fewer homes are delivered per month in the first eight months of the year, the year end change resulted in a higher per home amortization during the three months ended May 31, 1994.

Land and Lot Operations:

     A breakout of construction, land, interest and operating expenses for land and lot sales and gross margin is set forth below:

                                Three Months Ended
                                      May 31,
                                ------------------
                                  1994      1993
                                -------   --------
                              (Dollars in Thousands)

Land and lot sales...........   $  163    $   804
                                -------   --------
Construction, land and
  operations expenses........      103        586
Interest expense.............       33         24
                                -------   --------
  Total expenses.............      136        610
                                -------   --------
Land and lot sales
  Gross margin...............   $   27    $   194
                                =======   ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but will significantly fluctuate up or down. During the three months ended May 31, 1994 land and lot sales consisted of two lot sales in the Northeast Region.

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

Rental Program:

     At May 31, 1994 the Company owned and was leasing three office buildings, three office/warehouse facilities, three retail centers, and a senior citizen residential complex. During the three months ended May 31, 1994 compared to the same period last year, rental operations increased primarily due to the completion and leasing of additional commercial properties and the senior citizen complex and the acquisition of a retail center. Rental operations include interest amounted to $1.2 million and $1.1 million for the three months ended May 31, 1994 and 1993, respectively. The Company is also renting condominium homes in New Hampshire but is liquidating these rentals through a reduced house price sales program. The Company expects such operations to operate at a loss after deducting interest and depreciation.

Other Operations:

     Other operations consisted primarily of title insurance, investment properties, sale of assets and other income from residential housing operations including interest income, contract deposit forfeitures, and fees in California for managing certain homes as they are constructed and sold. The investment properties division supervises the construction of commercial properties and manages completed properties for the Company. Such properties, when completed, result in additional rental operations for the Company. During the three months ended May 31, 1994 the Company sold a 51,855 sq. ft. mini-storage facility and a 14,408 sq. ft. office building in Hamilton Township, NJ. In addition, the Company sold a 30,000 sq. ft. office/warehouse facility in Pompano Beach, FL. Included in other operations is the pretax loss from these sales amounting to $745,000.

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


                             SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed onits behalf by the undersigned thereunto duly authorized.


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  7/14/94                      KEVORK S. HOVNANIAN/S/
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and
                                    Chief Executive Officer





DATE:  7/14/94                      PAUL W. BUCHANAN/S/
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller