Form 10-Q
period 1994-08-31
HOVNANIAN ENTERPRISES INC
filed 1994-10-17
CIK 357294

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10Q


  [ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934

       For quarterly period ended AUGUST 31, 1994  or

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,722,914 Class A Common Shares and 8,299,139 Class B Common Shares were outstanding as of September 30, 1994.

                    HOVNANIAN ENTERPRISES, INC.

                              FORM 10Q

                                INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at August 31,
                1994 (unaudited) and February 28, 1994               3

              Consolidated Statements of Income and
                Retained Earnings for the three and
                six months ended August 31, 1994  and
                1993 (unaudited)                                     5

              Consolidated Statements of Stockholders' Equity
                for the six months ended August 31, 1994
                (unaudited)                                          6

              Consolidated Statements of Cash Flows
                for the six months ended August 31, 1994
                and 1993 (unaudited)                                 7

              Notes to Consolidated Financial
                Statements (unaudited)                               8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                       10

PART II.  Other Information
     Item 4.    Submission of Matters to a Vote of Security
                  Holders.

     Item 6(a) Exhibit 10(a) - Amendment to Credit Agreement among K. Hovnanian Enterprises, Inc., Hovnnaian Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic National Bank, Chemical Bank, United Jersey Bank, NBD Bank, N.A., PNC Bank, National Association, Meridian Bank, NationsBank of Virginia, N.A., First National Bank of Boston, and Continental Bank.
              Exhibit 27 - Financial Data Schedules

     Item 6(b). No reports on Form 8K have been filed during
                the quarter for which this report is filed.

Signatures                                                          20

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)
                                                August 31,     February 28,
          ASSETS                                   1994            1994
                                                ------------   ------------
Cash:
  Demand deposits..............................     $  3,838       $ 23,274
  Escrow accounts..............................        4,132          5,043
                                                ------------   ------------
     Total cash...............................        7,970        $ 28,317
                                                ------------   ------------
Receivables:
  Customer accounts and other..................       18,620         17,935
  Escrow and deposits..........................        7,948          8,393
  Related parties..............................        2,207          1,411
                                                ------------   ------------
      Total receivables........................       28,775         27,739
                                                ------------   ------------
Mortgages and Notes Receivable:
  Collateralized mortgages receivable..........       21,794         30,755
  Residential mortgages receivable.............       23,319         50,673
  Other mortgages and notes receivable.........        3,000          3,808
                                                ------------   ------------
      Mortgages and notes receivable...........       48,113         85,236
                                                ------------   ------------
Inventories - At cost, not in excess of market:
  Real estate under development:
    Accumulated cost of construction:
      Finished.................................       36,965         22,247
      In progress..............................       56,414         25,395
    Land and land development costs............      199,055        146,665
  Land, land options, and costs of projects
    in planning................................       89,608         84,431
                                                ------------   ------------
      Total inventories........................      382,042        278,738
                                                ------------   ------------
Property - At cost:
  Operating property...........................       23,095         20,757
  Less accumulated depreciation................       11,648         10,925
                                                ------------   ------------
    Net operating property.....................       11,447          9,832
                                                ------------   ------------
  Rental property..............................       62,756         69,116
  Less accumulated depreciation................        7,440          7,156
                                                ------------   ------------
    Net rental property........................       55,316         61,960
                                                ------------   ------------
  Income producing properties under development       16,119         14,691
                                                ------------   ------------
      Property - net...........................       82,882         86,483
                                                ------------   ------------
Investment In and Advances to Unconsolidated
  Affiliate and Joint Ventures.................        5,252          4,353
                                                ------------   ------------
Prepaid Expenses and Other Assets..............       33,954         28,736
                                                ------------   ------------
Total Assets...................................     $588,988       $539,602
                                                ============   ============

See notes to consolidated financial statements.

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                 August 31,    February 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                1994           1994
                                                ------------   ------------
Mortgages and Notes Payable:
  Nonrecourse land mortgages...................     $  8,454      $  7,494
  Revolving credit agreement...................      109,950
  Mortgage warehouse line of credit............       13,588        39,307
  Nonrecourse mortgages secured by building,
    land, and land improvements................       20,516        21,447
                                                ------------   ------------
    Total mortgages and notes payable..........      152,508        68,248
                                                ------------   ------------
Bonds Collateralized By Mortgages Receivable...       21,323        30,343
                                                ------------   ------------
Subordinated Notes.............................      200,000       200,000
                                                ------------   ------------
Accounts Payable...............................       15,755        19,821
                                                ------------   ------------
Customers' Deposits............................       14,949        12,103
                                                ------------   ------------
Accrued Liabilities:
  State income taxes...........................           15           640
  Federal income taxes:
    Current....................................       (5,644)        8,288
    Deferred...................................       (3,542)       (5,990)
  Interest.....................................        7,522         7,660
  Post development completion costs............       10,703        12,145
  Other........................................        9,372        15,343
                                                ------------   ------------
    Total accrued liabilities..................       18,426        38,086
                                                ------------   ------------
      Total liabilities........................      422,961       368,601
                                                ------------   ------------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized
    100,000 shares; none issued
  Common Stock,Class A,$.01 par value authorized
    87,000,000 shares; issued 14,930,818 shares
    (including 345,874 shares held in Treasury)          148           147
  Common Stock,Class B,$.01 par value authorized
    13,000,000 shares; issued 8,647,983 shares
    (including 345,874 shares held in Treasury)           88            88
  Paid in Capital..............................       32,787        32,301
  Retained Earnings............................      138,303       143,764
  Treasury Stock - at cost.....................       (5,299)       (5,299)
                                                ------------   ------------
       Total stockholders' equity..............      166,027       171,001
                                                ------------   ------------
Total Liabilities and Stockholders' Equity.....     $588,988      $539,602
                                                ============   ============

See notes to consolidated financial statements.

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)
                                                  Three Months Ended        Six Months Ended
                                                ----------------------   ----------------------
                                                August 31,   August 31,  August 31,  August 31,
                                                  1994         1993        1994        1993
                                                ----------  ----------   ----------  ----------
Revenues:
  Housing sales................................  $131,733    $116,376     $224,609    $173,991
  Land and lot sales...........................       299         557          462       1,361
  Rental operations............................     2,135       1,884        4,079       3,523
  Mortgage banking and finance operations......     2,134       2,522        4,571       4,469
  Other operations.............................     2,080       1,952        3,649       2,897
                                                ----------  ----------   ----------  ----------
    Total revenues.............................   138,381     123,291      237,370     186,241
                                                ----------  ----------   ----------  ----------
Cost and Expenses:
  Construction, land, interest and operations..   111,418      94,901      190,811     144,298
  Selling, general and administrative..........    22,006      15,231       38,568      25,477
  Rental operations............................     2,556       2,425        5,034       4,459
  Mortgage banking and finance operations......     2,928       2,751        5,963       4,994
  Other operations.............................     2,381         785        4,381       1,428
                                                ----------  ----------   ----------  ----------
    Total costs and expenses...................   141,289     116,093      244,757     180,656
                                                ----------  ----------   ----------  ----------
Income (Loss) Before Income Taxes and
  Extraordinary Loss...........................    (2,908)      7,198       (7,387)      5,585
                                                ----------  ----------   ----------  ----------
State and Federal Income Taxes:
  State........................................       836         509        1,181         633
  Federal:
    Current....................................    (4,311)        390       (5,555)     (2,177)
    Deferred...................................     3,049       1,527        2,448       3,344
                                                ----------  ----------   ----------  ----------
    Total taxes................................      (426)      2,426       (1,926)      1,800
                                                ----------  ----------   ----------  ----------
Income (Loss) Before Extraordinary Loss........    (2,482)      4,772       (5,461)      3,785
Extraordinary Loss from Extinguishment of Debt,
  Net of Income Taxes..........................                                         (1,277)
                                                ----------  ----------   ----------  ----------
Net Income (Loss)..............................    (2,482)      4,772       (5,461)      2,508

Retained Earnings, Beginning of Period.........   140,785     122,855      143,764     125,119
                                                ----------  ----------   ----------  ----------
Retained Earnings, End of Period...............  $138,303    $127,627     $138,303    $127,627
                                                ==========  ==========   ==========  ==========Earnings Per Common Share:
  Income (loss) before extraordinary loss......  $  (0.11)   $   0.21     $  (0.24)   $   0.17
  Extraordinary loss...........................                                          (0.06)
                                                ----------  ----------   ----------  ----------
Net Income (Loss)..............................  $  (0.11)   $   0.21     $  (0.24)   $   0.11
                                                ==========  ==========   ==========  ==========
Weighted Average Number of Shares
  Outstanding..................................    22,887      22,818       22,868      22,801
                                                ==========  ==========   ==========  ==========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                                    A Common Stock         B Common Stock
                               ---------------------  ---------------------
                                  Shares                 Shares
                                Issued and             Issued and            Paid-In  Retained    Treasury
                               Outstanding   Amount   Outstanding    Amount  Capital  Earnings     Stock       Total
                               -----------  --------  -----------  --------  -------  ---------   ---------  --------
Balance, February 28, 1994..    14,361,591     $147    8,480,462       $88   $32,301  $143,764     $(5,299)  $171,001

Issuance of Class A
  Common Stock..............        45,000        1                              486                              487
Conversion of Class B to
  Class A common stock......       178,353              (178,353)

Net Loss....................                                                            (5,461)                (5,461)
                               -----------  --------  -----------  --------  -------  ---------   ---------  --------
Balance, August 31, 1994....    14,584,944     $148    8,302,109       $88   $32,787  $138,303     $(5,299)  $166,027
                               ===========  ========  ===========  ========  =======  =========   =========  ========

See notes to consolidated
financial statements.

        HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                                     Six Months Ended
                                                  ----------------------
                                                  August 31,  August 31,
                                                     1994        1993

                                                  ----------  ----------
Cash Flows From Operating Activities:
  Net Income (Loss)..............................   $(5,461)    $ 2,508
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation...............................     1,853       1,330
      Loss on sale and retirement of property
        and assets...............................       337         115
      Deferred income taxes......................     2,448       3,344
      Decrease (increase) in assets:
        Escrow cash..............................       911         951
        Receivables, prepaids and other assets...    (5,767)    (13,211)
        Mortgages receivable.....................    27,633      10,527
        Inventories..............................  (103,304)    (58,856)
      Increase (decrease) in liabilities:
        State and Federal income taxes...........   (14,557)     (6,356)
        Customers' deposits......................     2,846      10,502
        Interest and other accrued liabilities...    (6,109)     (2,148)
        Post development completion costs........    (1,442)      1,609
        Accounts payable.........................    (4,066)      1,859
                                                  ----------  ----------
          Net cash used in operating activities..  (104,678)    (47,826)
                                                  ----------  ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets......     5,240       1,420
  Cost of property and assets sold...............    (6,315)       (845)
  Purchase of operating property.................    (2,446)     (1,209)
  Investment in and advances to unconsolidated
    affiliates...................................      (899)        104
  Net investment in income producing properties..     4,932      (9,165)
  Investment in loans from sale of subsidiaries..                    50
                                                  ----------  ----------
          Net cash provided by (used in)
            investing activities.................       512      (9,645)
                                                  ----------  ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes..............   350,970     202,664
  Proceeds from subordinated debt................                96,870
  Principal payments on mortgages and notes......  (275,730)   (253,526)
  Investment in mortgages receivable.............     9,490       5,202
  Proceeds from sale of stock....................                   404
                                                  ----------  ----------
          Net cash provided by financing
            activities...........................    84,730      51,614
                                                  ----------  ----------
Net Decrease In Cash.............................   (19,436)     (5,857)
Cash Balance, Beginning Of Period................    23,274      10,211
                                                  ----------  ----------
Cash Balance, End Of Period......................    $3,838     $ 4,354
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

     2.  Interest costs incurred, expensed and capitalized were:

                               Three Months Ended     Six Months Ended
                               ------------------    ------------------
                                8/31/94   8/31/93     8/31/94   8/31/93
                               --------  --------    --------  --------
                                        (Dollars in Thousands)

Interest Incurred (1):
  Residential (3)..............$  5,807  $  5,637    $ 10,816  $ 10,120
  Commercial(4)................   1,221     1,413       2,467     2,579
                               --------   -------    --------  --------
    Total Incurred.............$  7,028  $  7,050    $ 13,283  $ 12,699
                               ========  ========    ========  ========
Interest Expensed:
  Residential (3)..............$  4,005  $  4,245    $  7,056  $  6,807
  Commercial (4)................  1,215     1,339       2,397     2,419
                               --------  --------    --------  --------
     Total Expensed............$  5,220  $  5,584    $  9,453  $  9,226
                               ========  ========    ========  ========
Interest Capitalized at
  Beginning of Period..........$ 28,007  $ 25,296    $ 26,443  $ 23,365
Plus Interest Incurred..........  7,028     7,050      13,283    12,699
Less Interest Expensed..........  5,220     5,584       9,453     9,226
Less Charges to Reserves........     78       169         181       245
Less Sale of Assets.............               40         355        40
                               --------  --------    --------  --------
Interest Capitalized at
  End of Period ...............$ 29,737  $ 26,553    $ 29,737  $ 26,553
                               ========  ========    ========  ========
Interest Capitalized at
  End of Period:
  Residential(3)...............$ 23,788  $ 20,431    $ 23,788  $ 20,431
  Commercial(2)................   5,949     6,122       5,949     6,122
                               --------   --------   --------  --------
    Total Capitalized..........$ 29,737  $ 26,553    $ 29,737  $ 26,553
                               ========  ========    ========  ========

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

     4. On May 10, 1994, the Board of Directors of the Company adopted a resolution providing that the date for the year end of the fiscal year of the Company be changed from the last day of February to October 31. The report covering the three month period ended May 31, 1994 and the three and six month periods ended August 31, 1994 will be filed on Form 10-Q. The report covering the eight month transition period of March 1 through October 31, 1994 will be filed on Form 10-K. Thereafter, the Company will file reports on January 31, April 30, July 31, and October 31.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for  cash   during  the  six months ended August 31,
1994 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, and interest. The Company provided for its cash requirements from the Revolving Credit Facility and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $225,000,000 (the "Revolving Credit Facility") through March 1997. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of August 31, 1994, borrowings under the Agreement were $109,950,000.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of August 31, 1994, the aggregate principal amount of all such borrowings was $34,911,000.

     The  book  value  of  the  Company's  residential  inventories,   rental
condominiums, and commercial properties completed and under development amounted to the following:

                                                August 31,      February 28,
                                                   1994            1994
                                               ------------    ------------

Residential real estate inventory............  $382,042,000    $278,738,000
Residential rental property..................     8,017,000       8,411,000
                                               ------------    ------------
  Total Residential Real Estate..............   390,059,000     287,149,000
Commercial properties........................    63,418,000      68,240,000
                                               ------------    ------------
  Combined Total.............................  $453,477,000    $355,389,000
                                               ============    ============

     Total residential real estate increased $102,910,000 during the six months ended August 31, 1994 as a result of an inventory increase of $103,304,000, and a rental condominium decrease of $394,000. The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries later this year, and the Company's overall increase in housing volume. The Company's rental condominiums declined due to the Company's continued liquidation of New Hampshire rentals. Substantially all residential homes under construction or completed and included in real estate inventory at August 31, 1994 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table   summarizes  housing lots  in the Company's  active
communities under development:
                                  Home                            Remaining
                                  Lots               Contracted   Lots
                       Commun-    Owned/    Homes    Not          Available
                       ities      Approved  Closed   Closed (1)      (2)
                       -------    --------  ------   ----------   ---------

  August 31, 1994.....   92        12,969    4,979     1,829       6,161

  February 28, 1994...   82        12,355    4,903     1,891       5,561

(1) Includes 48 and 283 lots under option at August 31, 1994 and February 28, 1994, respectively.

(2) Of the total home lots available, 581 and 359 were under construction or complete (including 96 and 83 models and sales offices) and 2,147 and 2,534 were under option at August 31, 1994 and February 28, 1994, respectively.

     In addition, in substantially completed or suspended developments the Company owned 581 and 666 home lots at August 31, 1994 and February 28, 1994, respectively. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At August 31, 1994 the Company controlled such land to build 13,337 proposed homes, compared to 12,916 homes at February 28, 1994.

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Rental Program" and "Other Operations" under "Results of Operations"). During the six months ended August 31, 1994, the decrease in commercial properties was primarily the result of the sale of a mini-storage facility and office building in Hamilton Township, NJ and the sale of an office/warehouse facility in Pompano Beach, FL. When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At August 31, 1994, the Company had long-term non-recourse financing aggregating $17,563,000 on two commercial facilities, a decrease of $911,000 from February 28, 1994, due to principal amortization and the sale of the Pompano Beach, FL office/warehouse facility.

     The Company's mortgages and notes receivable amounted to the following:

                                               August 31,      February 28,
                                                   1994            1994
                                               ------------    ------------

Collateralized mortgages receivable........    $21,794,000     $30,755,000
Residential mortgages receivable...........     23,319,000      50,673,000
Other mortgages and notes receivable.......      3,000,000       3,808,000
                                               -----------     -----------
  Total Mortgages and Notes Receivable.....    $48,113,000     $85,236,000
                                               ===========     ===========

     The collateralized mortgages receivable are pledged against non-recourse collateralized mortgage obligations. Residential mortgages receivable amounting to $16,784,000 and $43,502,000 at August 31, 1994 and February 28, 1994, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses. Other includes land and lot mortgages which are usually short term (5 years or less) and not subject to construction loan subordination and notes from the sale of subsidiaries.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 1994 COMPARED TO THE THREE AND SIX MONTHS ENDED AUGUST 31, 1993

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

     The Company incurred a loss during the six months ended August 31, 1994 primarily due to decreased gross margins and increased overheads which are discussed under "Housing Operations" below. In addition, due to the change in year end (see Notes to Consolidated Financial Statements - Note 4), certain costs amortized to homes closed during the year will be amortized to homes closed during the eight months ending October 31, 1994. On a pro rata basis, since fewer homes are delivered per month in the first eight months of the year, the year end change resulted in a higher per home amoritization during the six months ended August 31, 1994.

     At August 31, 1994 the Company's home contract backlog for future delivery was 1,969 homes, with an aggregate sales value of $314.8 million, compared to 2,366 homes, with an aggregate sales value of $351.1 million at the same time last year. For the six months ended August 31, 1994 net contracts signed amounted to $244.5 million or 1,544 homes, compared to $318.0 million or 2,225 homes for the same period last year. This decrease is the result of fewer contracts in all the Company's markets. Buyer traffic and contracts started declining in April 1994 when homebuyer mortgage rates began to increase. The Northeast Region contracts are down as a result of delayed openings of new communities. Such delays are usually caused by additional time needed to obtain final approval to build from the local governing authority. The Company has started offering buyer incentives to stimulate sales. In addition, during the next twelve months the Company is planning to have a 30% increase in the number of communities for sale.

     The following table sets forth, for the periods indicated, certain income statement items as percentages of total revenues:

                                          Three Months Ended  Six Months Ended
                                              August 31,         August 31,
                                          ------------------  ----------------
                                            1994      1993     1994     1993
                                          -------   -------  -------  -------

Total Revenues...........................  100.0%    100.0%   100.0%   100.0%
                                          -------   -------  -------  -------

Costs and Expenses:
  Construction, land, interest
    and operations.......................   80.5      77.0     80.4     77.5
  Selling, general and administrative....   15.9      12.4     16.2     13.7
  Mortgage banking and finance operations    2.1       2.2      2.5      2.7
  Rental and other operations............    3.6       2.6      4.0      3.1
                                          -------   -------  -------  -------
    Total costs and expenses.............  102.1      94.2    103.1     97.0
                                          -------   -------  -------  -------

Income (Loss) Before Income Taxes and
  Extraordinary Loss.....................   (2.1)      5.8     (3.1)     3.0

Total Income Taxes.......................   (0.3)      1.9     (0.8)     1.0
                                          -------   -------  -------  -------
Income (Loss) Before Extraordinary Loss..   (1.8)      3.9     (2.3)     2.0

Extraordinary Loss From Extinguishment
  of Debt, Net of Income Taxes...........                               (0.7)
                                          -------   -------  -------  -------
Net Income (Loss)........................   (1.8)%     3.9%    (2.3)%    1.3%
                                          =======   =======  =======  =======

Total Revenues:

     Revenues for the three months ended August 31, 1994 increased $15.1 million or 12.2%, compared to the same period last year. This was primarily a result of increased housing revenues of $15.4 million partially offset by a $0.3 million decrease in land and lot sales and a $0.4 million decrease in mortgage banking and finance operations. In addition, revenues from rental and other operations increased $0.4 million.

     Revenues for the six months ended August 31, 1994 increased $51.1 million, or 27.5%, compared to the same period last year. This was primarily a result of increased housing revenues of $50.6 million. Revenues from rental and other operations increased $1.3 million primarily due to the addition of a retail center and related rentals. Mortgage banking and finance operations increased $0.1 million and land and lot sales decreased $0.9 million.


Housing Operations:

     Housing revenues increased $15.4 million, or 13.2 %, and $50.6 million, or 29.1% during the three and six months ended August 31, 1994, respectively, compared to the same periods last year. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                             Three Months Ended    Six Months Ended
                                 August 31,           August 31,
                             -------------------  -------------------
                               1994       1993      1994       1993
                             --------   --------  --------   --------
                                       (Dollars in Thousands)

Northeast Region:
  Housing Revenues.......... $ 78,532   $ 73,740  $126,531   $103,655
  Homes Delivered...........      497        527       808        749

North Carolina:
  Housing Revenues.......... $ 28,739   $ 18,327  $ 53,102   $ 28,949
  Homes Delivered...........      205        146       382        235

Florida:
  Housing Revenues.......... $ 16,401   $  9,602  $ 27,976   $ 17,877
  Homes Delivered...........      116         81       203        150

Metro Washington, D.C.:
  Housing Revenues.......... $  7,286   $ 13,984  $ 15,727   $ 22,527
  Homes Delivered...........       37         93        89        158

Other:
  Housing Revenues.......... $    775   $    723  $  1,273   $    983
  Homes Delivered...........       11         11        19         16

Totals:
  Housing Revenues.......... $131,733   $116,376  $224,609   $173,991
  Homes Delivered...........      866        858     1,501      1,308

     The three and six months ended August 31, 1994 housing revenue increases (compared to the prior year) was due to increased homes delivered and increased average sales prices in all the Company's markets. In the Northeast Region one reason average sales prices are increasing is because of the Company's diversified product mix of more detached single family homes and larger townhouses with garages designed for the move-up buyer. In Florida, housing revenues are increasing as a result of the addition of new single family developments. In the Company's North Carolina Division, home deliveries increased due to increased market share. In Metro Washington, D.C. home deliveries decreased due to increased competition.

     Construction, land, interest, and operations include expenses for housing and land and lot sales. A breakout of construction, land, interest, and operations expenses for housing sales and housing gross margin is set forth below:

                                   Three Months Ended     Six Months Ended
                                       August 31,            August 31,
                                   ------------------   ------------------
                                     1994      1993       1994      1993
                                   --------  --------   --------  --------
                                           (Dollars in Thousands)

Housing sales...................   $131,733  $116,376   $224,609  $173,991
                                   --------  --------   --------  --------
Construction, land and
  operations expenses...........    107,125    90,164    183,364   136,412
Interest expense................      3,963     4,155      6,981     6,693
                                   --------  --------   --------  --------
  Total expenses................    111,088    94,319    190,345   143,105
                                   --------  --------   --------  --------
Housing gross margin............   $ 20,645  $ 22,057   $ 34,264  $ 30,886
                                   ========  ========   ========  ========

Gross margin percentage.........     15.7%     19.0%     15.3%      17.8%

     Construction, land and operating expenses as a percentage of housing sales increased 3.2% to 81.6% for the six months ended August 31, 1994 from 78.4% for the same period last year. Such costs as a percentage of housing sales increased due to (1) a one-time expense of $2.2 million for warranty repair work to remedy a Northeast Region roof design problem, (2) a change in product mix with an additional 9.2% of home sales coming from North Carolina and Florida where such costs are traditionally a higher percentage, and (3) an 1.1% and 3.0% increase in such costs as a percentage of North Carolina and Florida home sales, respectively. The North Carolina market is more competitive which keeps prices and margins down. In Florida, the increase was caused by higher developed lot costs. In addition in all its markets the Company has incurred higher material costs.

     Construction, land and operating expenses as a percentage of housing sales increased 3.8% to 81.3% for the three months ended August 31, 1994 from 77.5% for the same time last year. The increase was caused by the same factors noted above including warranty expenses amounting to $1.0 million. The 81.3% is an 0.8% decrease from the three months ended May 31, 1994.

     Housing interest has declined 0.7% as a percentage of housing sales to 3.1% for the six months ended August 31, 1994, from 3.8% for the same period last year. This decrease is primarily the result of the Company's increased inventory turnover and the use of equity to finance operations. Interest is capitalized during construction and expensed as houses are delivered.

     Selling, general and administrative expenses increased $6.8 million and $13.1 million, or 44.5% and 51.4%, during the three and six months ended August 31, 1994, respectively, compared to the same periods last year. As a percentage of housing revenues such expenses increased 3.6% and 2.5% for the three and six months ended August 31, 1994, respectively, compared to the same periods last year.

     The increase in the dollar amount of selling, general, and administrative expenses was primarily due to (1) a 29.1% increase in housing revenues, (2) a 35.8% overall increase in housing and Corporate associates due to anticipated growth in the near future, (3) the Company's training, quality, and process redesign initiatives, (4) the opening of additional divisional offices, and (5) the accelerated amortization of such costs over fewer monthly home deliveries during the eight months ending October 31, 1994. The Company's training, quality, and process redesign initiatives have resulted in approximately $1.5 million increase in expenses. The Company has opened three new division offices in the Northeast and one in Florida. In addition, three area offices have been expanded in North Carolina. Such offices have been opened or expanded due to anticipated housing growth.

     Due to the change in year end (see Notes to Consolidated Financial Statements - Note 4), certain division selling, general, and administrative expenses amortized to homes delivered during a year will be amortized to homes delivered during the eight months ending October 31, 1994. On a pro rata basis, since fewer homes are delivered per month in the first eight months of the year, the year end change resulted in a higher per home amortization during the six months ended August 31, 1994.

Land and Lot Operations:

     A breakout of construction, land, interest and operating expenses for land and lot sales and gross margin is set forth below:

                                Three Months Ended    Six Months Ended
                                     August 31,          August 31,
                                ------------------   -------------------
                                  1994      1993       1994       1993
                                -------   --------   --------   --------
                                         (Dollars in Thousands)

Land and lot sales...........   $  299    $   557    $   462    $  1,361
                                -------   --------   --------   --------
Construction, land and
  operations expenses........      288        492        391       1,079
Interest expense.............       42         90         75         114
                                -------   --------   --------   --------
  Total expenses.............      330        582        466       1,193
                                -------   --------   --------   --------
Land and lot sales
  Gross margin...............   $  (31)   $   (25)   $    (4)   $    168
                                =======   ========   ========   ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but will significantly fluctuate up or down. During the six months ended August 31, 1994 such operations consisted of lot sales in the Northeast Region.

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

Rental Program:

     At August 31, 1994 the Company owned and was leasing three office buildings, three office/warehouse facilities, three retail centers, and a senior citizen residential complex. During the six months ended August 31, 1994 compared to the same period last year, rental operations increased primarily due to the completion and leasing of additional commercial properties and the senior citizen complex and the acquisition of a retail center. Rental operations include interest amounted to $2.4 million for both the six months ended August 31, 1994 and 1993. The Company is also renting condominium homes in New Hampshire but is liquidating these rentals through a reduced house price sales program. The Company expects such operations to operate at a loss after deducting interest and depreciation.

Other Operations:

     Other operations consisted primarily of title insurance, investment properties, sale of assets and other income from residential housing operations including interest income, contract deposit forfeitures, and management of certain homes in California as they are constructed and sold. The investment properties division supervises the construction of commercial properties and manages completed properties for the Company. Such properties, when completed, result in additional rental operations for the Company. During the six months ended August 31, 1994 the Company sold a 51,855 sq. ft. mini-storage facility and a 14,408 sq. ft. office building in Hamilton Township, NJ. In addition, the Company sold a 30,000 sq. ft. office/warehouse facility in Pompano Beach, FL. Included in other operations is the pretax loss from these sales amounting to $745,000. The management of the construction and sale of certain homes in California and startup overhead resulted in a $452,000 loss during the six months ended August 31, 1994 after deducting goodwill amortization of $582,000.

Extraordinary Item:

     In July 1993, the Company redeemed all of its outstanding 12 1/4% Subordinated Notes due 1998 at a price of 102% of par. The principal amount redeemed was $50,000,000 and the redemption resulted in an extraordinary loss of $1,277,000, net of income taxes of $658,000. As of August 31, 1993,
the Company   accrued  and expensed  the  premium paid  and   expensed    all
unamortized  prepaid   issuance  expenses  as  an extraordinary loss.Inflation:

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

Item 4.  Submission to Matters to a Vote of Security Holders

     The Company held its annual stockholders meeting on July 13 , 1994 at 10:30 a.m. in the Board Room of the American Stock Exchange, 13th floor, 86 Trinity Place, New York, New York. The following matters were voted on at the meeting:

     .   Election of  all Directors  to  hold office  until the  next  Annual
Meeting of Stockholders.  The elected Directors were:

     ..  Kevork S. Hovnanian
     ..  Ara K. Hovnanian
     ..  Paul W. Buchanan
     ..  Arthur Greenbaum
     ..  Timothy P. Mason
     ..  Desmond P. McDonald
     ..  Peter S. Reinhart
     ..  John J. Schimpf
     ..  Stephen D. Weinroth


     . Ratification of the selection of Kenneth Leventhal and Company as certified independent accountants for fiscal year 1995.

     ..  Votes For                      15,131,012
     ..  Votes Against                       8,525
     ..  Abstain                             6,953


     .  Ratification of the Company's Cash Bonus Plan

     ..  Votes For                      15,004,855
     ..  Votes Against                     111,848
     ..  Abstain                            28,987


                             SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)


DATE:  10/14/94
     ------------                   --------------------------------
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and
                                    Chief Executive Officer


DATE:  10/14/94
     ------------                   --------------------------------
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller