Form 10-K
period 1994-10-31
HOVNANIAN ENTERPRISES INC
filed 1995-01-27
CIK 357294

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K


(   )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the eight months ended OCTOBER 31, 1994

(  X )TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from March 1, 1994 to October 31, 1994

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

As of the close of business on January 13, 1995, there were outstanding 14,814,530 shares of the Registrant's Class A Common Stock and 8,207,198 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on the American Stock Exchange) of these shares held by non-affiliates of the Registrant as of January 13, 1995 was $56,237,000. (The value of a share of Class A Common Stock is used as the value for a share of Class B Common Stock as there is no established market for Class B Common Stock and it is convertible into Class A Common Stock on a share-for-share basis.)

Documents Incorporated by Reference:

Part III - Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation l4A in connection with registrant's annual meeting of shareholders to be held in March 1995 which are responsive to Items l0, ll, l2 and l3.


HOVNANIAN ENTERPRISES, INC.
FORM 10-K
TABLE OF CONTENTS

Item                                                       Page

PART I

1 and 2        Business and Properties......................   4
   3           Legal Proceedings............................  18
   4           Submission of Matters to a Vote of
                 Security Holders...........................  18
               Executive Officers of the Registrant.........  18
PART II

   5           Market for the Registrant's Common Equity
                 and Related Stockholder Matters............  19

   6           Selected Financial Data......................  19

   7           Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................  21

   8           Financial Statements and Supplementary
                 Data.......................................  36
   9           Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure.................................  36

PART III

  10           Directors and Executive Officers of the
                 Registrant.................................  37

               Executive Officers of the Registrant.........  37

  11           Executive Compensation.......................  38

  12           Security Ownership of Certain Beneficial
                 Owners and Management......................  38

  13           Certain Relationships and Related
                 Transactions...............................  38

PART IV

  14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.......................  39

               SIGNATURES...................................  42

PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

     The Company primarily designs, constructs and markets multi-family attached condominium apartments and townhouses and single family detached homes in planned residential developments in its Northeast Region (comprised primarily of New Jersey and eastern Pennsylvania), in southeastern Florida, in metro Washington, D. C., in North Carolina, and very recently in southwestern California. The Company markets its homes to first time buyers and to first and second time move-up buyers and concentrates on the moderately priced segment of the housing market. The Company has diversified its business, on a limited scale, through mortgage banking, title insurance activities and the development and ownership of commercial properties, primarily in New Jersey, and, to a lesser extent, in Florida.

     The Company employed approximately 1,200 full-time associates as of December 31, 1994. The Company was incorporated in New Jersey in 1967 and was reincorporated in Delaware in 1982.

RESIDENTIAL DEVELOPMENT ACTIVITIES

     The Company's residential development activities include evaluating and purchasing properties, master planning, obtaining governmental approvals and constructing, marketing and selling homes. A residential development generally includes a number of residential buildings containing from two to twenty-four individual homes per building and/or single family detached homes, together with amenities such as recreational buildings, swimming pools, tennis courts and open areas. By using standardized designs and materials and by rigorous control of subcontracting costs, the Company attempts to keep selling prices moderate.

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

 - In an attempt to reduce its land acquisition costs, the Company monitors housing industry cycles and seeks to acquire land options near the cyclical trough of specific geographic housing cycles.

 - The Company generally begins construction on a residential multi-family building only after entering into contracts for the sale of at least 75% of the homes in that building. Single family detached homes are generally started after a contract is signed and mortgage approvals obtained. This limits the build-up of inventory of unsold homes and the costs of maintaining and carrying that inventory.

 - The Company finances all construction, land acquisition and operations through equity, long term debt, its revolving credit facility or cash flow. This eliminates the need of obtaining specific community construction financing, which is especially important at a time when obtaining such community financing is difficult.

 - Through its presence in multiple geographic markets, the Company's goal is to reduce the effects that housing industry cycles, seasonality and local conditions in any one area may have on its business.

     The Company concentrates on a segment of the housing market consisting of moderately priced, multi-family attached condominium apartments and townhouses, which are marketed primarily to first time buyers, as well as moderately priced townhouses with garages and single family detached homes, which are marketed primarily to first and second time move-up buyers. In recent years, the Company has diversified its product mix to include more detached single family homes and larger townhouses with garages designed for the move-up buyer. Current base prices for the Company's homes in contract backlog at October 31, 1994 (exclusive of upgrades and options) range from $39,000 to $610,000 in its Northeast Region, from $105,000 to $197,500 in
Florida, from $80,000 to $338,000 in metro Washington, D. C., from $79,000 to $345,000 in North Carolina, and from $190,000 to $226,000 in California. Closings generally occur and are reflected in revenues from four to twelve months after sales contracts are signed.

     Information on homes delivered in the Company's market areas is set forth below:

                      Twelve     Eight
                      Months     Months           Twelve Months Ended
                      Ended      Ended      ---------------------------------
                     October    October     February    February    February
                     31, 1994   31, 1994    28, 1994    28, 1993,   29, 1992
                     --------   --------    ---------   ---------   --------
                                 (Housing Revenue in Thousands)

Northeast Region(1):
  Housing Revenues...$457,986   $223,582    $389,577    $311,347    $216,274
  Homes Delivered....   2,845      1,403       2,527       2,226       1,582
  Average Price......$160,979   $159,360    $154,165    $139,868    $136,709

North Carolina:
  Housing Revenues...$110,868   $ 78,465    $ 72,639    $ 59,399    $ 45,698
  Homes Delivered....     808        558         580         517         420
  Average Price......$137,213   $140,618    $125,239    $114,892    $108,805

Florida:
  Housing Revenues...$ 58,879   $ 37,076    $ 48,780    $ 19,900    $ 20,512
  Homes Delivered....     445        265         405         184         282
  Average Price......$132,312   $139,909    $120,444    $108,152    $ 72,738

Metro Washington D.C.:
  Housing Revenues...$ 40,738   $ 25,236    $ 44,783    $  3,327        --
  Homes Delivered....     223        137         288          28        --
  Average Price......$183,130   $184,204    $155,497    $118,821        --

California:
  Housing Revenues...$    736   $    736          --          --        --
  Homes Delivered....       4          4          --          --        --
  Average Price......$184,000   $184,000          --          --        --

Other:
  Housing Revenues...$  1,663   $  1,227    $  1,710    $  3,333    $  9,271
  Homes Delivered....      27         20          28          44          99
  Average Price......$ 61,593   $ 61,350    $ 61,071    $ 75,750    $ 93,646

Combined Total:
  Housing Revenues...$670,870   $366,322    $557,489    $397,306    $291,755
  Homes Delivered....   4,352      2,387       3,828       2,999       2,383
  Average Price......$154,152   $153,465    $145,634    $132,480    $122,432

(1) Excludes suspended operations in New York which are included with New Hampshire in "Other" below.


     Information on homes delivered by product type is set forth below:

                            Twelve    Eight
                            Months    Months       Twelve Months Ended
                            Ended     Ended    ----------------------------
                           October   October   February  February  February
                           31, 1994  31, 1994  28, 1994  28, 1993  29, 1992
                           --------  --------  --------  --------  --------
                                    (Housing Revenues in Thousands)

First Time Buyer Product(1)
  Housing Revenues.........$ 97,663  $ 47,787  $154,518  $137,613  $121,247
  Homes Delivered..........     962       475     1,310     1,226     1,225
  Percentage of Housing
   Revenues................     15%       13%       28%       35%       42%

Move-Up Buyer Product(2)
  Housing Revenues.........$573,207  $318,535  $402,971  $259,693  $170,508
  Homes Delivered..........   3,390     1,912     2,518     1,773     1,158
  Percentage of Housing
   Revenues................     85%       87%       72%       65%       58%

(1) First time buyer product consists of all of the Company's multi-family attached home products other than townhouses with garages.
(2) Move-up buyer product consists of single family detached homes and townhouses with garages. Included in this group are low priced single family detached homes in North Carolina which may be purchased by first time buyers.

     Beginning in April 1994 sales contracts began to slow down in all the Company's markets. This slowdown was primarily attributed to increased home mortgage interest rates and increased competition. By October 1994 sales in the Northeast Region, improved partially due to an increase in the number of active selling communities. Metro Washington D. C. and Florida continued to be slow. North Carolina sales returned to prior year levels.

     Because of continued weak economic conditions in the southern New Hampshire market, the Company elected to suspend activities in that market in 1990. The Company decided to liquidate all existing homes by deep discount and auction sales. At October 31, 1994, 31 homes remain in southern New Hampshire of which 6 are under contract of sale. The Company plans to liquidate the remaining 25 homes through a bulk sale. The Company has written these homes down to net realizable value.

     In anticipation of future losses resulting from the sale of certain inventory primarily in New Hampshire, New York, and Pennsylvania, the Company established reserves during the current eight months to reduce the book value of such inventory to their estimated net realizable value. The book value of all residential real estate inventory has been adjusted to reflect estimated net realizable value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Homebuilding."

     As of October 31, 1994, the following table summarizes the Company's active communities under development:
                                                         (1)        (2)
                                                 Contracted   Remaining
                     Commun-   Approved  Homes      Not       Home Sites
                      ities      Lots    Closed    Closed     Available
                     -------   --------  ------  ----------   ----------

  Northeast Region......     44     10,017   3,263       1,286        5,468
  North Carolina........     32      3,126     975         231        1,920
  Florida...............     14      2,367     812         214        1,341
  Metro Washington D.C..     11      1,057     248          42          767
  California............      5        466       4          21          441
                         -------   --------  ------  ----------   ---------
     Total                 106     17,033   5,302       1,794        9,937
                         =======   ========  ======  ==========   =========

(1)  Includes 88 lots under option.

(2) Of the total home sites available, 612 were under construction or completed (including 99 models and sales offices) and 2,554 were under option.

     In addition, in substantially completed or suspended developments, the Company had 34 homes under construction or completed including 13 homes which are in contract. The Company also owned 296 lots without construction (two in contract) and has 299 lots under option (one in contract) in these substantially completed or suspended developments.

BACKLOG

     Sales of the Company's residential homes typically are made pursuant to a standard sales contract. This contract requires a nominal customer deposit at the time of signing with the remainder of a 5% to 10% down payment due 30 to 60 days after signing and provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. The contract may include a financing contingency, which permits the customer to cancel his obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by the Company) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution.

     At October 31, 1994 and February 28, 1994, the Company had a backlog of signed contracts for 1,810 homes and 1,926 homes, respectively, with sales values aggregating $310,455,000 and $278,127,000, respectively. New sales contracts for the eight months ended October 31, 1994 decreased to $369,137,000 from $429,745,000 for the same period last year. Substantially all of the Company's backlog at October 31, 1994 is expected to be completed and closed within the next twelve months. At December 31, 1994 and 1993, the Company's backlog of signed contracts was 1,868 homes and 2,502 homes, respectively, with sales values aggregating $323,925,000 and $367,781,000, respectively.

RESIDENTIAL LAND INVENTORY

     It is the Company's objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in its housing markets. Controlled land as of October 31, 1994, exclusive of communities under development described under "Business and Properties -- Residential Development Activities," is summarized in the following table:

                     Number
                      of        Proposed    Total Land
                    Proposed   Developable    Option         Book
                   Communities     Lots        Price        Value(1)(2)
                   -----------  -----------  -----------    -----------
                                                  (In Thousands)
Northeast Region:
  Under Option.......     43       10,049       $190,203       $21,472
  Owned..............      5          891                       21,853
                      --------   -----------                 -----------
     Total...........     48       10,940                       43,325
                      --------   -----------                 -----------
North Carolina:
  Under Option.......      3          223        $ 7,697           144
                      --------   -----------                 -----------
Florida:
  Owned..............      3          992                        2,663
                      --------   -----------                 -----------
Metro Washington, D.C.:
  Under Option........     4          493        $14,830           450
                      --------   -----------                 -----------
California:
  Under Option........     1           48        $ 1,056           221
                      --------   -----------                 -----------
Totals:
  Under Option........    51       10,813                       22,287
  Owned...............     8        1,883                       24,516
                      --------   -----------                ------------
Combined Total........    59       12,696                      $46,803
                      ========   ===========                ============

(1) Properties under option also includes costs incurred on properties not under option but which are under investigation. For properties under option, the Company paid, as of October 31, 1994, option fees and deposits aggregating approximately $7,557,000. As of October 31, 1994, the Company spent an additional $14,730,000 in non-recoverable predevelopment costs on such properties.

(2) The book value of $46,803,000, plus the land parcel described below of $10,133,000, and other land inventory costs of $643,000, totals $57,579,000 which is identified on the balance sheet as "Inventories - land, land options, and cost of projects in planning."

     In its Northeast Region, the Company's objective is to control a supply of land sufficient to meet anticipated building requirements for at least three to four years. At October 31, 1994, the Company had one additional land parcel under option in its Northeast Region with total fees, deposits and non-recoverable predevelopment costs amounting to $10,133,000. Since this land is more appropriate for the development of expensive homes, the Company is currently attempting to sell these lots to other developers and individuals. In the future, some of these lots may be developed by the Company.

     In North Carolina and metro Washington, D.C., some land historically has been acquired from land developers on a lot takedown basis. Under a typical agreement with the lot developer, the Company purchases a minimal number of lots. The balance of the lots to be purchased are covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in North Carolina and metro Washington, D.C., the Company is optioning parcels of unimproved land for development.

     In Florida, the Company is focusing its development efforts primarily in the southeast. Emphasis is principally on building single family detached homes. The Company satisfies its land requirements primarily through a takedown program of developed lots in existing subdivisions. As a result of its decision to concentrate in the southeast, the Company is attempting to sell all its land in other locations, including the parcels of owned land included in the table on the previous page.

     In California, the Company has focused its development efforts in the southwest region. Here the emphasis is on affordable housing and will consist of single family attached and detached homes. Where possible the Company plans to option developed lots with twenty or fewer homes to be taken down at one time. With a dwindling supply in California of developed lots, some land parcels will be optioned which will require development activities. Such option fees could range up to 10% of the land value.

     In addition to the reserves discussed above under "Residential Development Activities," the Company has established reserves to reduce the book value of certain undeveloped land in Florida to its estimated net realizable value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Housing Operations."

CUSTOMER FINANCING

     At the Company's communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through K. Hovnanian Mortgage, Inc. ("KHM"). Management believes that the ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

     KHM's business consists of providing the Company's customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KHM has its headquarters in Eatontown, New Jersey and operates branch offices in Raleigh, North Carolina; Fairfax, Virginia; and West Palm Beach, Florida. Additionally, KHM originates loans in Pennsylvania.

     KHM's principal sources of revenues are: (i) net gains from the sale of loans; (ii) revenues from the sale of the rights to service loans; and (iii) interest income earned on mortgage loans during the period they are held by KHM prior to their sale to investors.

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


RENTAL PROPERTY DEVELOPMENT ACTIVITIES AND LAND INVENTORY

     The Company diversified its business, on a limited scale, through the development, acquisition and ownership of commercial properties, primarily in central New Jersey, and, to a lesser extent, in Florida. The Company has concentrated primarily on the construction of single-story office/warehouses and retail strip centers. The Company's objectives are to create recurring revenues from the rental and/or sale of its developed properties and to achieve appreciation in the value of its properties over the long-term. The Company expects to limit its future commercial development activities.

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

     The Company has completed or acquired and placed into operation the following commercial properties:


                               October 31, 1994                October
                                  Square Feet      Percent     31, 1994
  Location                     Total      Leased   Leased     Book Value
  --------                     ------    -------   -------   -----------

North Brunswick, NJ:
  Retail center.............   53,042     51,542     97%     $ 4,741,000
  Office/warehouse building.   86,155     75,581     88%       6,511,000
  Office/warehouse building.   84,811     66,826     79%       7,204,000

Piscataway Township, NJ:
  Retail center.............   97,520     97,520    100%      10,734,000

Allaire, NJ:
  Retail Center.............  116,196    102,424     88%       8,053,000

Franklin Township, NJ:
  Retail Center.............  138,364    138,364    100%            (1)

West Palm Beach, FL:
  Office Building...........   43,290     39,294     91%       4,445,000

Jacksonville, FL - Phase I:
  Office/warehouse building.   42,456     36,158     85%       3,154,000
  Office building...........   35,689     26,939     75%       2,666,000
                              -------   --------   -----     -----------
     Total..................  697,523    634,648     91%     $47,508,000
                              =======   ========   =====     ===========

(1) Property is held in a partnership 50% owned by the Company. The Company's investment in this partnership of $3,994,000 is included in the balance sheet under "Investment In and Advances To
    Unconsolidated Affiliates and Joint Ventures."

(2) Includes 13,538 square feet leased to the Company's Florida
    Division.

     The Company had one residential rental property at October 31, 1994 consisting of a low income senior citizen community. This community consists of 96 condominium apartments and is fully leased. By building these homes the Company expects to qualify for federal tax credits amounting to approximately $6,000,000 over the next ten years. At October 31, 1994, the net book value of this community was $6,187,000.

     The Company has the ability to obtain long-term financing on its commercial properties after each property is substantially leased. At October 31, 1994, the North Brunswick, NJ retail center and Piscataway, NJ retail center had non-recourse financing amounting to $5,924,000 and $11,617,000, respectively.

     At October 31, 1994, the Company owned two additional parcels of commercial land in New Jersey. The Company is currently seeking opportunities to develop and lease, or convert these parcels into residential usage. To further enhance the marketability of one of these parcels, the Company is seeking to have a portion of the parcel rezoned for residential use. On the second parcel in Newark, NJ adjacent to its University Heights residential development, the Company is currently planning a 112,000 square foot retail center. Construction will not begin until an anchor tenant is secured. The Company has secured a federal government urban development grant amounting to $3,928,000 to partially defray the cost of developing the facility. At October 31, 1994 the Company had spent $1,341,000 in site preparation costs. At completion the total cost, net of the grant, is estimated to be $9,500,000.

     In addition, the Company owns one parcel of commercial land in Jacksonville, Florida. On a portion of this parcel the Company has constructed 78,145 square feet of office/warehouse and office buildings. The Company will build additional buildings on this parcel after existing space is leased. The book value of the remaining land at October 31, 1994 amounted to $3,505,000.


CERTAIN OPERATING POLICIES AND PROCEDURES

     Land Acquisition, Planning and Development. Before entering into a contract to acquire land, the Company completes extensive comparative studies and analyses which assist the Company in evaluating the economic feasibility of such land acquisition. The Company generally follows a policy of acquiring options to purchase land for future community developments. The Company attempts to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. This policy of land acquisition may somewhat raise the price of land that the Company acquires, but significantly reduces risk. Further, this policy generally allows the Company to obtain necessary development approvals before acquisition of the land, thereby enhancing the value of the options and the land eventually acquired.

     The Company's option and purchase agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to obtain necessary governmental approvals for the proposed community.
Generally, the deposit on the agreement will be returned to the Company if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional, nonrefundable deposit, the Company has the right to extend a significant number of its options for varying periods of time. In all instances, the Company has the right to cancel any of its land option agreements by forfeiture of the Company's deposit on the agreement. In such instances, the Company generally is not able to recover any predevelopment costs.

     The Company's development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water and drainage facilities, and for the Company's residential developments, recreational facilities and other amenities. These activities are performed by the Company's staff, together with independent architects, consultants and contractors. The Company's staff also carries out long-term planning of communities.

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

     Construction. The Company designs and supervises the development and building of its communities. Its homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. The Company employs subcontractors for the installation of site improvements and construction of homes. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. The Company rigorously controls costs through the use of a computerized monitoring system. Because of the risks involved in speculative building, the Company's general policy is to construct a residential multi-family building only after signing contracts for the sale of at least 75% of the homes in that building. Single family detached homes are usually constructed after the signing of a contract and mortgage approval has been obtained.

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

     Marketing and Sales. The Company's residential communities are sold principally through on-site sales offices. In order to respond to its customers' needs and trends in housing design, the Company relies upon its internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. The Company makes use of newspaper, radio, magazine, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in its comprehensive marketing program. For the eight months ended October 31, 1994, the Company's advertising expenditures totaled $6,368,000.

     Customer Service and Quality Control. The Company's customer service department participates in pre-closing quality control inspection as well as responding to post-closing customer needs. Prior to closing, each home is inspected by customer service personnel and any necessary completion work is undertaken by the Company. The Company believes that the participation of customer service personnel during and after construction reduces post-closing repair costs. In some of its markets the Company is also enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home's materials and workmanship, a two-year warranty for the home's heating, cooling, ventilating, electrical and plumbing systems and a ten-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

     Customer Financing. The Company sells its homes to customers who generally finance their purchases through mortgages. During the eight months ended October 31, 1994, approximately 29% of the Company's customers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiary, with a substantial portion of the Company's remaining customers obtaining mortgages from various independent lending institutions. Mortgages originated by the Company's wholly-owned mortgage banking subsidiary are sold in the secondary market.

     Financing arrangements with independent lending institutions are at prevailing rates and on terms in accordance with the lending institutions policies. Mortgages offered by the Company's subsidiary are on terms similar to those offered by independent lending institutions. There are no assurances that mortgage financing will remain readily available to the Company's customers at affordable rates.

COMPETITION

     The Company's residential business is highly competitive. The Company competes in each of the geographic areas in which it operates with numerous real estate developers, ranging from small local builders to larger regional and national builders and developers, some of which have greater sales and financial resources than the Company. Resales of housing and the availability of rental housing provide additional competition. The Company competes primarily on the basis of reputation, price, location, design, quality, service and amenities.

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

     Company Offices. The Company owns its corporate headquarters, a four-story, 24,000 square feet office building located in Red Bank, New Jersey, a 43,290 square feet office building located in West Palm Beach, Florida of which 13,538 square feet house the Florida divisional office, a 17,450 square feet office building located in Winston Salem, North Carolina, and 17,225 square feet in a Middletown, New Jersey condominium office building which houses two subsidiary operations. The Company leases office space consisting of 51,000 square feet in various New Jersey locations, 8,000 square feet in Trevose, Pennsylvania, 12,000 square feet in Fairfax, Virginia, 13,000 square feet in various North Carolina locations, 3,400 square feet in Broward County, Florida, and 16,000 square feet in southwestern California.

ITEM 3 - LEGAL PROCEEDINGS

     During fiscal 1989, the Company became aware that a certain fire-retardant plywood commonly used in the roof construction of multi-family homes may contain a product defect causing accelerated deterioration of the plywood. The Company has determined that such plywood was used principally in 33 of its communities containing approximately 11,750 homes.

     Common areas, including roofs, in each of the Company's multi-family condominium developments are governed and controlled by homeowners' associations for each development, rather than by individual homeowners. Certain of the 33 homeowners' associations in the affected developments have asserted claims against the Company. As of October 31, 1994, the Company had entered separate agreements with 31 of the 33 associations (the "Settling Associations"), covering 10,850 homes. In December 1994, the Company entered into a settlement agreement with the two remaining associations on substantially the same terms as the earlier settlements.

     In August 1989 the Company brought suit in an action entitled K. Hovnanian at Bernards I, Inc., et al. v. Hoover Treated Wood Products, Inc., et al. (No. L-11822-89) in the Superior Court, Law Division, Middlesex County, New Jersey against the plywood material manufacturers, treaters, suppliers and others (the "Defendants") to determine the proper responsibility for damages, to protect its interests and to recover its damages.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the two months ended October 31, 1994 (the period since the latest quarterly report on Form 10Q of the Company was filed), no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The number of shares and all data presented on a per share basis in this Form 10-K have been adjusted to give effect to all stock splits. The Company's Class A Common Stock is traded on the American Stock Exchange and was held by approximately 1,200 shareholders of record at January 13, 1995. Prior to the Company's recapitalization in September 1992 the Company's Common Stock was also traded on the American Stock Exchange. (See "Notes to Consolidated Financial Statements - Note 13" for additional explanation on recapitalization.) There is no established public trading market for the Company's Class B Common Stock, which was held by approximately 1,000 shareholders of record at January 13, 1995. The high and low sales prices for the Company's Class A Common Stock were as follows for each fiscal quarter during the eight months ended October 31, 1994 and the years ended February 28, 1994 and 1993:

                         Class A Common Stock
               ----------------------------------------------    Common Stock
                Oct 31, 1994    Feb 28, 1994    Feb 28, 1993     Feb 28, 1993
               -------------   --------------  --------------  ---------------
Quarter         High    Low     High    Low     High    Low     High     Low
- - -------        ------  -----   ------  ------  ------  ------  ------   ------
First.....     $13.88  $9.88   $12.38  $10.50    --      --    $14.25   $ 9.25
Second....     $11.38  $7.75   $14.13  $10.63    --      --    $12.38   $ 8.13
Third(1)..     $ 8.63  $5.75   $18.13  $13.25  $11.25  $ 8.50  $10.75   $ 9.13
Fourth....        --     --    $16.00  $13.00  $13.13  $10.63     --       --

(1) For eight months ended October 31, 1994 this period represents the two months September and October 1994.

     Certain debt instruments to which the Company is a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $28,661,000 was free of such restrictions at October 31, 1994. The Company has never paid dividends nor does it currently intend to pay dividends.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and its consolidated subsidiaries and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.

                           Twelve     Eight
                           Months     Months                  Twelve Months Ended
                           Ended      Ended     ---------------------------------------------------
Summary Consolidated      October    October    February   February   February  February   February
Income Statement Data     31, 1994   31, 1994   28, 1994   28, 1993   29, 1992  28, 1991   28, 1990
- - ---------------------     --------   --------   --------   --------   --------  --------   --------
                          (Unaudited)       (In Thousands Except Per Share Data)

Revenues................  $704,443   $386,585   $587,010   $429,315   $318,527  $275,428   $410,409
Expenses................   687,912    402,090    557,859    414,790    316,633   296,610    371,193
Income (loss) before
  income taxes,
  extraordinary loss and
  cumulative effect of
  change in accounting
  for income taxes......    16,531    (15,505)    29,151     14,525      1,894   (21,182)    39,216
State and Federal income
  taxes.................     5,054     (5,075)     9,229      4,735        299    (5,937)    17,428
Extraordinary loss......       --        --       (1,277)      --          --        --         --
Cumulative effect of
  change in accounting
  for income taxes......      --         --         --        --           883       --         --
                          --------   --------   --------   --------   --------  --------   --------
Net income (loss).......  $ 11,477   $(10,430)  $ 18,645   $  9,790   $  2,478  $(15,245)  $ 21,788
                          ========   ========   ========   ========   ========  ========   ========

Earnings per common
  share:
  Income (loss) before
    extraordinary loss
    and cumulative
    effect of change in
    accounting for
    income taxes........  $    .50   $   (.46) $     .87   $    .43   $    .07  $  (.74)   $   1.05
  Extraordinary loss....        --         --       (.05)        --         --       --          --
  Cumulative effect of
    change in account-
    ing for income taxes        --         --        --         --         .04       --          --
                          --------   --------   --------   --------   --------  --------   --------
  Net income (loss).....  $    .50   $   (.46)  $    .82   $    .43   $    .11  $  (.74)   $   1.05
                          ========   ========   ========   ========   ========  ========   ========

Weighted average number
  of common shares
  outstanding...........    22,906     22,906     22,821     22,775     21,988    20,695     20,834

Summary Consolidated                  October   February   February   February  February   February
Balance Sheet Data                    31, 1994  28, 1994   28, 1993   29, 1992  28, 1991   28, 1990
- - --------------------                  --------  --------   --------   --------  --------   --------
                                                           (In Thousands)
Total assets............              $612,925  $539,602   $465,029   $399,455  $437,930   $457,567
Mortgages, and notes
  payable...............              $167,179  $ 68,244   $ 66,699   $105,071  $158,836   $121,420
Bonds collateralized by
  mortgages receivable..              $ 20,815  $ 30,343   $ 39,914   $ 49,879  $ 55,456   $ 60,677
Participating senior
  subordinated debent-
  ures and subordinated
  notes.................              $200,000  $200,000   $152,157   $ 67,723  $ 71,559   $ 81,794
Stockholders' equity....              $162,130  $171,001   $151,937   $141,989  $125,421   $140,666


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash uses during the eight months ended October 31,1994 were for operating expenses, seasonal increases in housing inventories, construction of commercial facilities, income taxes and interest. The Company provided for its cash requirements from outside borrowings, the revolving credit facility, and land purchase notes, as well as from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") which provides a revolving credit line of up to $225,000,000 through March 1997. Interest is payable monthly and at various rates of either prime plus 1/2% or Libor plus 2%. The Company believes that it will be able either to extend the Agreement beyond March 1997 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of October 31, 1994, $99,200,000 of indebtedness was outstanding under the Agreement.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of October 31, 1994 was $200,000,000. Annual sinking fund payments of $20,000,000 are required in April 2001 and 2002 with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of October 31, 1994, the aggregate outstanding principal amount of such borrowings was $41,369,000.

     The book value of the Company's inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                          October 31,   February 28,
                                              1994          1994
                                          ------------  ------------

Residential real estate inventory.......  $386,540,000  $278,738,000
Residential rental property.............     8,158,000     8,411,000
                                          ------------  ------------
    Total residential real estate.......   394,698,000   287,149,000
Commercial properties...................    63,321,000    68,240,000
                                          ------------  ------------
    Combined Total......................  $458,019,000  $355,389,000
                                          ============  ============

     Total residential real estate increased $107,549,000 from February 28, 1994 to October 31, 1994 as a result of an inventory increase of $107,802,000 and a residential rental property decrease of $253,000. The increase in residential real estate inventory was primarily due to the Company's increase in construction activities for increased deliveries next year, expansion within its existing markets, and expansion into the California market. Residential homes under construction or completed and included in residential real estate inventory at October 31, 1994 are expected to be closed during the next twelve months. The Company's residential rental property decreased during the eight months ended October 31, 1994 due to the Company's continued liquidation of New Hampshire rentals.


     The following table summarizes housing lots included in the Company's total residential real estate:

                                     Total         Contracted       Remaining
                                     Home              Not             Lots
                                     Lots            Closed         Available
                                    -------        ----------       ---------
October 31, 1994:
   Owned..........................  11,302             1,721           9,581
   Optioned.......................  13,754                89          13,665
                                   --------        ----------       ---------
     Total                          25,056             1,810          23,246
                                   ========        ==========       =========
February 28, 1994:
   Owned..........................   8,255             1,643           6,612
   Optioned.......................  12,898               283          12,615
                                   --------        ----------       ---------
     Total                          21,153             1,926          19,227
                                   ========        ==========       =========

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At October 31, 1994 the Company had long-term non-recourse financing aggregating $17,541,000 on two commercial facilities, a decrease of $934,000 from February 28, 1994, due to principal amortization and the payoff of one loan.


RESULTS OF OPERATIONS - GENERAL

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprised primarily of New Jersey and eastern Pennsylvania), in southeastern Florida, North Carolina, metro Washington D. C. (northern Virginia), and in southwestern California. Operations in California began for the first time during the eight months ended October 31, 1994. In addition, the Company develops and operates commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida.

     On May 10, 1994, the Board of Directors of the Company adopted a resolution providing that the date for the year end of the fiscal year of the Company be changed from the last day of February to October 31. The reports covering the three month periods ended May 31, 1994 and August 31, 1994 were filed on Form 10-Q. The report covering the eight month transition period of March 1, 1994 through October 31, 1994 is included in this Form 10-K. Thereafter, the Company will file reports as of January 31, April 30, July 31, and October 31. The Company has included unaudited comparative statements of income for the years ended October 31, 1994 and 1993 as part of its financial statements. In addition, included in "Notes to Consolidated Financial Statements - Note 2", the Company has presented unaudited income statement data for the eight months ended October 31, 1993. To adequately address the Results of Operations, the Company has split the discussion into two sections: one covering the unaudited years ended October 31, 1994 and 1993 and one covering the eight month transition period ended October 31, 1994 and the years ended February 28(29), 1994, 1993, and 1992.

     During the years ended February 28(29), 1994, 1993, and 1992, the Company's Northeast Region, North Carolina Division and metro Washington D. C. Division produced operating profits. These profits have been reduced by net losses from its other operations and the establishment of reserves to reduce the book value of certain residential inventories to their estimated net realizable value. During the eight month periods ended October 31, 1994 and 1993 the Company's operations have resulted in net losses. For the eight months ended October 31, 1994 the loss primarily resulted from a provision to reduce certain inventory to net realizable value, lower gross margins, and higher selling, general, and administrative expenses due to the expensing of such costs over fewer average monthly home deliveries during the eight month transition period ended October 31, 1994 compared to the average monthly home deliveries over twelve months. On an October 31 twelve month basis, the above comments as of February 28 would apply.


RESULTS OF OPERATIONS - Twelve Months Ended October 31, 1994 and 1993

     The Company has presented unaudited statements of income for the twelve months ended October 31, 1994 and 1993. Below is management's discussion and analysis of the results of operations for these comparative years.

Total Revenues

     Compared to the year ended October 31, 1993, total revenues for the year ended October 31, 1994 increased $208.6 million, or 42.1%, due to a $201.5 million housing revenue increase, a $3.3 million increase in land sales and other homebuilding revenues, a $3.0 million increase in investment properties revenues, a $1.7 million increase in financial services revenues, and a $0.9 million decrease in collateralized mortgage financing revenues.


Homebuilding

     Housing revenues for the year ended October 31, 1994 increased $201.5 million, or 42.9%, compared to the year ended October 31, 1993. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                                        Twelve Months Ended
                                        -------------------
                                        October     October
                                        31, 1994    31, 1993
                                        ---------   ---------
                                        (Dollars in Thousands)
Northeast Region(1):
  Housing Revenues...................   $457,986    $334,424
  Homes Delivered....................      2,845       2,358

North Carolina:
  Housing Revenues...................   $110,868    $ 63,183
  Homes Delivered....................        808         528

Florida:
  Housing Revenues...................   $ 58,879    $ 37,201
  Homes Delivered....................        445         314

Metro Washington, D. C.:
  Housing Revenues...................   $ 40,738    $ 32,608
  Homes Delivered....................        223         230

California:
  Housing Revenues....................  $    736         --
  Homes Delivered.....................         4         --

Other:
  Housing Revenues....................  $  1,663    $  1,993
  Homes Delivered.....................        27          31

Totals:
  Housing Revenues....................  $670,870    $469,409
  Homes Delivered.....................     4,352       3,461

(1) Excludes suspended operations in New York which are included with New Hampshire in "Other".

     The increase in housing revenues was the result of increases in home deliveries and average sales prices. Increased deliveries are primarily the result of opening up more communities for sale during this period. The increased average sales prices are primarily the result of diversifying the Company's product mix in the Northeast Region to include more detached single family homes and larger townhouses with garages designed for the move-up buyer. Also, average sales prices have increased in Florida because substantially all of its new communities offer detached single family homes.

     At October 31, 1994 and 1993 the Company had a backlog of signed contracts for 1,810 and 2,622 homes with sales values aggregating $310,455,000 and $387,570,000, respectively. Except for California, all of the Company's markets reported backlog decreases of between 29% and 42% from October 31, 1993 to October 31, 1994 primarily due to decreases in sales resulting from higher homebuyer mortgage interest rates and increased competition.

     The Company has established reserves to reduce certain residential inventories to their estimated net realizable values including costs to carry and dispose. These reserves were established primarily because of lower property values due to economic downturns or a change in the marketing strategy to liquidate a particular property. The established reserves are reduced for carrying costs (i.e., property taxes, interest, etc.) incurred and upon property sale. During the year ended October 31, 1994, the Company established additional reserves of $6.4 million. The reserves established during the year ended Occtober 31, 1994 are primarily attributable to three communities, one each in New York, New Hampshire, and Pennsylvania. In New York, the reserve is an addition to prior years' reserves due to reduced sales prices, buyers' concessions, and an extended sellout period. In New Hampshire, the reserve is also an addition to prior years' reserves due to reduced sales prices in anticipation of a bulk sale of the remaining homes.
In Pennsylvania, the reserve is due to reduced sales prices and an extended sellout period. (See "Notes to Consolidated Financial Statements - Note 11" for an additional explanation of reserves.)

     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                        Twelve Months Ended
                                        ---------------------
                                        October     October
                                        31, 1994    31, 1993
                                        ---------   ---------

Sale of Homes.........................  $670,870    $469,409
Cost of Sales.........................   531,757     362,436
                                        ---------   ---------
Housing Gross Margin..................  $139,113    $106,973
                                        =========   =========
Gross Margin Percentage...............     20.7%       22.8%
                                        =========   =========

     During the year ended October 31, 1994 the Company incurred $3.0 million for warranty repair work primarily to remedy a Northeast Region roof design problem. Excluding this item the gross margin for October 31, 1994 is 21.2%. The remaining decrease in the gross margin was primarily due to the following reasons:

     . Material costs have increased during the above periods as demand increased for such materials.
     . A change in product mix with an additional 4.0% of home sales coming from North Carolina and Florida where gross margins are traditionally lower.
     . Increase in such costs as a percentage of North Carolina and Florida housing revenues. The North Carolina market is very competitive which keeps prices and margins down. In Florida, the increase is caused by higher developed lot costs.

     Selling and general administrative expenses increased $15.9 million during the year ended October 31, 1994 compared to the prior year. As a percentage of housing revenues such expenses decreased to 11.4% for October 31, 1994 from 12.5% for the prior year. The dollar increase is due primarily to increased home sales and delivery activities and a 34% increase in homebuilding associates from October 31, 1993 to October 31, 1994 due to anticipated growth in the near future. The percentage decrease is due to the increased home delivery volume.

Land Sales and Other Revenues

     Land sales and other revenues consist primarily of land and lot sales, title insurance activities, interest income, contract deposit forfeitures, and during the eight months ended October 31, 1994, California housing management operations.

     A breakout of land and lot sales is set forth below:

                                         Twelve Months Ended
                                        ---------------------
                                        October     October
                                        31, 1994    31, 1993
                                        ---------   ---------

Land and Lot Sales....................   $ 5,079     $ 3,821
Cost of Sales.........................     4,123       3,187
                                        ---------   ---------
Land and Lot Sales Gross Margin.......   $   956     $   634
                                        =========   =========

Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

     During the year ended October 31, 1994 the Company purchased a home building and management company in California for $0.8 million. Although no new management contracts are being obtained, the existing contracts resulted in $1.7 million of revenues. Included in Other Operations (see below) are expenses associated with the California homebuilding management operations, homebuilding startup, and amortization of substantially all of the acquisition price of management contracts of $0.8 million.

Financial Services

     Financial services consists primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. Approximatley 30% and 20% of the Company's homebuyers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiaries during the years ended October 31, 1994 and 1993, respectively. For the year ended October 31, 1994 a loss was incurred primarily due to expansion costs into other Company housing markets and reduced interest rate spreads, due to increased competition. Most servicing rights on new mortgages originated by the Company will be sold as the loans are closed.

Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. At October 31, 1994, the Company owned and was leasing two office buildings, three office/warehouse facilities, three retail centers, and a senior citizen rental community in New Jersey. Investment properties revenues have increased due to the completion and leasing of additional commercial properties, the acquisition of a retail center in May 1993, and the addition of the senior rentals in the early part of the year ended October 31, 1994. During the years ended October 31, 1994 and 1993 such expenses included a $0.8 million loss from the sale of a mini-storage facility and an office/warehouse facility and a $0.5 million gain from the sale of a retail center, respectively.

Collateralized Mortgage Financing

     In the years prior to February 29, 1988 the Company pledged mortgage loans originated by its mortgage banking subsidiaries against collateralized mortgage obligations ("CMO's"). Subsequently the Company discontinued its CMO program. As a result, CMO operations are diminishing as pledged loans are decreasing through principal amortization and loan payoffs, and related bonds are reduced. In recent years, the Company has sold CMO pledged mortgages.
The cost of such sales and the writeoff of unamortized issuance expenses has resulted in losses.

Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. As a percentage of total revenues such expenses were 1.9% and 1.9% for the years ended October 31, 1994 and 1993, respectively. Such expenses includes the Company's long term improvement initiatives of total quality, process redesign, and training.
Such initiatives resulted in additional expenses for the year ended October 31, 1994 over 1993 amounting to $1.5 million. Without this increase corporate expenses would have decreased .02% for the year ended October 31, 1994, compared to the previous year.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                                         Twelve Months Ended
                                        ---------------------
                                        October     October
                                        31, 1994    31, 1993
                                        ---------   ---------

Sale of Homes.........................  $ 19,559    $ 15,650
Land and Lot Sales....................       837         794
Rental Properties.....................     4,963       5,141
                                        ---------   ---------
Total.................................  $ 25,359    $ 21,585
                                        =========   =========

Housing interest as a percentage of housing revenues amounted to 3.0% and 3.3% for the years ended October 31, 1994 and 1993, respectively. The decline of interest as a percentage of housing revenues is primarily attributable to reinvestment of Company profits and better inventory management.

Other Operations

     Other operations consisted primarily of title insurance activities, miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses, corporate owned life insurance loan interest, and California housing management operations (see "Land Sales and Other Revenues" above). During the year ended October 31, 1994 other expenses included California homebuilding management expenses and amortization of purchased management contracts amounting to $2.5 million, the writeoff of a $1.0 million receivable resulting from the reversal of a legal judgment, and $0.4 million loss from the sale of a 49% interest in a condominium management company.

Total Taxes

     Total taxes as a percentage of income before income taxes amounted to 30.6% and 34.1% for the years ended October 31, 1994 and 1993, respectively. Deferred federal and state income tax assets primarily represents the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years. (See "Notes to Consolidated Financial Statements - Note 10" for an additional explanation of taxes.)

Extraordinary Loss

     In July 1993, the Company redeemed all of its outstanding 12 1/4% Subordinated Notes due 1998 at a price of 102% of par. The principal amount redeemed was $50,000,000 and the redemption resulted in an extraordinary loss of $1,277,000 net of income taxes of $658,000.



RESULTS OF OPERATIONS - Eight Months Ended October 31, 1994 and Twelve Months Ended February 28(29), 1994, 1993, and 1992

     Where the description of operations and resulting changes is similar to the year ended October 31, 1994 reference will be made to the above discussion and analysis.

Total Revenues

     Compared to the same prior period revenues changed as follows:

                                       Eight
                                       Months       Twelve Months Ended
                                       Ended      ------------------------
                                      October      February      February
                                      31, 1994     28, 1994      28, 1993
                                     ----------   ----------    ----------

Homebuilding:
  Sale of homes....................   $113,381     $160,183      $105,551
  Land sales and other revenues....      2,454       (6,231)        6,914
Financial Services.................        819        2,203           367
Investment Properties..............      1,054        2,415          (822)
Collateralized Mortgage Financing..       (519)        (875)       (1,222)
                                     ----------   ----------    ----------
     Total Change..................   $117,189     $157,695      $110,788
                                     ==========   ==========    ==========

Homebuilding

     Compared to the same prior period, housing revenues increased $113.4 million or 44.8% for the eight months ended October 31, 1994, and $160.2 million or 40.3%, and $105.6 million or 36.2%, for the year ended February 28, 1994 and 1993, respectively. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                             Eight
                             Months          Twelve Months Ended
                             Ended      --------------------------------
                            October     February    February    February
                            31, 1994    28, 1994    28, 1993    29, 1992
                            ---------   ---------   ---------   --------
                                      (Dollars in Thousands)
Northeast Region(1):
  Housing Revenues......    $223,582    $389,577    $311,347    $216,274
  Homes Delivered.......       1,403       2,527       2,226       1,582

North Carolina:
  Housing Revenues......    $ 78,465    $ 72,639    $ 59,399    $ 45,698
  Homes Delivered.......         558         580         517         420

Florida:
  Housing Revenues......    $ 37,076    $ 48,780    $ 19,900    $ 20,512
  Homes Delivered.......         265         405         184         282

Metro Washington, D. C.:
  Housing Revenues......    $ 25,236    $ 44,783    $  3,327         --
  Homes Delivered.......         137         288          28         --

California:
  Housing Revenues......    $    736         --          --          --
  Homes Delivered.......           4         --          --          --

Other:
  Housing Revenues......    $  1,227     $  1,710   $  3,333    $  9,271
  Homes Delivered.......          20           28         44          99

Totals:
  Housing Revenues......    $366,322    $557,489    $397,306    $291,755
  Homes Delivered......        2,387       3,828       2,999       2,383

(1) Excludes suspended operations in New York which are included with New Hampshire in "Other".

     The increase in housing revenue was the result of an increase in home deliveries and average sales prices. Increased deliveries are primarily the result of opening up more communities for sale during this period and expanding into eastern Pennsylvania and metro Washington, D. C. The increased average sales prices are primarily the result of diversifying the Company's product mix in the Northeast Region to include more detached single family homes and larger townhouses with garages designed for the move-up buyer.
Also, average sales prices have increased in Florida because substantially all its new communities offer detached single family homes.

     The Company's contract backlog using base sales prices by market area is set forth below:

                                    October        February       February
                                    31, 1994       28, 1994       28, 1993
                                   ----------   -----------   ------------
                                           (Dollars in Thousands)
Northeast Region:
   Total Contract Backlog..........$227,719       $173,430       $130,095
   Number of Homes.................   1,284          1,182            885

North Carolina:
   Total Contract Backlog..........$ 39,719       $ 55,620       $ 26,630
   Number of Homes.................     240            402            221

Florida:
   Total Contract Backlog..........$ 30,283       $ 37,837       $ 28,461
   Number of Homes.................     215            278            234

Metro Washington, D. C.:
   Total Contract Backlog..........$  7,933       $ 10,377       $ 14,088
   Number of Homes.................      43             50            101

California:
   Total Contract Backlog..........$  4,405             --             --
   Number of Homes.................      21             --             --

Other:
   Total Contract Backlog..........$    396       $    863       $    477
   Number of Homes.................       7             14              8

Totals:
   Total Contract Backlog..........$310,455       $278,127       $199,751
   Number of Homes.................   1,810          1,926          1,449

     The Company has established reserves to reduce certain residential inventories to their estimated net realizable values including costs to carry and dispose. These reserves were established primarily because of lower property values due to economic downturns or a change in the marketing strategy to liquidate a particular property. The established reserves are reduced for carrying costs (i.e., property taxes, interest, etc.) incurred or losses incurred upon property sale. During the eight months ended October 31, 1994 and the year ended February 28, 1993, the Company established additional reserves of $6.4 million and $3.1 million, respectively. The October 31, 1994 reserve is primarily attributable to the same reasons noted in the previous homebuilding section. The February 28, 1993 reserve was substantially attributable to two Florida developments where sales prices were reduced to accelerate their sellout. At October 31, 1994 and February 28, 1994, remaining reserves of $10.7 million and $9.6 million, respectively, reduced residential inventories. (See "Notes to Consolidated Financial Statements -
Note 1" for an additional explanation of reserves.)

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                    Eight
                                    Months        Twelve Months Ended
                                    Ended     ------------------------------
                                   October    February   February   February
                                   31, 1994   28, 1994   28, 1993   29, 1992
                                   --------   --------   --------   --------
                                            (Dollars in Thousands)
Sale of Homes....................  $366,322   $557,489   $397,306   $291,755
Cost of Sales....................   296,308    434,653    306,707    230,235
                                   --------   --------   --------   --------
Housing Gross Margin.............  $ 70,014   $122,836   $ 90,599   $ 61,520
                                   ========   ========   ========   ========
Gross Margin Percentage..........     19.1%      22.0%      22.8%      21.1%
                                   ========   ========   ========   ========

     During the eight months ended October 31, 1994 the Company incurred $2.7 million for warranty repair work primarily to remedy a Northeast Region roof design problem. Excluding this item the gross margin for the eight months ended October 31, 1994 is 19.9%. For the eight months ended October 31, 1993 the gross margin was 21.2%. The decline in gross margin for the Company occurred for the following reasons:

     . The percentage of housing revenues coming from the Northeast Region where margins are greater, have decreased. At February 28, 1993, when the margins were highest, the Northeast Region revenues were 78.4% of the total. The percentage dropped to 61.0% for the eight months ended October 31, 1994.
     . Increase in such costs as a percentage of North Carolina and Florida housing revenues. The North Carolina market is very competitive which keeps prices and margins down. In Florida, the increase is caused by higher developed lot costs.
     .  Material costs have increased sharply during the above
         periods as demand increased for such materials.
     . The Company has added value to its homes while not obtaining equivalent increases in its home sale price because of competitive pressures.

     Selling, general and administrative expenses increased $9.5 million during the eight months ended October 31, 1994 and $16.9 million and $10.4 million during the years ended February 28, 1994 and 1993, respectively, compared to the similar prior period. The increase during the eight months ended October 31, 1994 is due primarily to increased home sales and delivery activities. As a percentage of housing revenues, such expenses decreased to 13.9% for the eight months ended October 31, 1994 from 15.6% for the similar prior period. The increase for the years ended February 28, 1994 and 1993 was primarily due to increased selling expenses resulting from increased new sales contracts, home deliveries and the opening of the metro Washington, D.C. division. As a percentage of housing revenues, such expenses decreased to 11.5% for the year ended February 28, 1994 from 11.9% for the year ended February 28, 1993, and from 12.7% for the year ended February 29, 1992. The eight months ended October 28, 1994 increase as a percentage of housing revenues from the year ended February 28, 1994 is primarily attributable to a 34% increase in homebuilding associates due to anticipated growth in the near future and the expensing of such costs over fewer average monthly home deliveries during the eight month transition period ended October 31, 1994 compared to the average monthly home deliveries over twelve months.

Land Sales and Other Revenues

     A breakout of land and lot sales is set forth below:

                                      Eight
                                      Months           Year Ended
                                      Ended    ----------------------------
                                     October   February  February  February
                                     31, 1994  28, 1994  28, 1993  29, 1992
                                     --------  --------  --------  --------
                                              (Dollars in Thousands)

Land and Lot Sales.................  $  2,812  $  4,188  $ 10,946  $  3,220
Cost of Sales......................     2,643     3,158     8,564     2,243
                                     --------  --------  --------  --------
Land and Lot Sales
  Gross Margin.....................  $    169  $  1,030  $  2,382  $    977
                                     ========  ========  ========  ========

     Comments noted in the previous land sales and other section also apply here. In addition, the California amounts are the same for the eight and twelve months ended October 31, 1994.

Financial Services

     Comments noted in the previous financial services section also apply here. Approximately 29%, 27%, 26%, and 32% of the Company's homebuyers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiaries during the eight months ended October 31, 1994 and the years ended February 28(29), 1994, 1993, and 1992, respectively

Investment Properties

     Comments noted in the previous investment property section also apply here. The gain reported in the previous section from the sale of a retail center occurred during the year ended February 28, 1994.

Collateralized Mortgage Financing

     Comments noted in the previous collateralized mortgage financing section also apply here.

Corporate General and Administration

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. As a percentage of total revenues such expenses were 2.6% and 2.5% for the eight months ended October 31, 1994 and 1993, respectively, and 1.8%, 1.9%, and 2.0% for the years ended February 28(29), 1994, 1993, and 1992, respectively. The increase for the eight months ended October 31, 1994 over 1993 was due primarily to the Company's long term improvement initiatives of total quality, process redesign, and training. Such initiatives resulted in additional expenses for the eight months ended October 1994 over 1993 amounting to $1.3 million. For the twelve months ended February 28(29), 1994, 1993, and 1992 such expenses as a percentage of revenues decreased due to increased revenues.

Interest

     Interest expense includes housing, land and lot, and rental properties interest (see "Notes to Consolidated Financial Statements - Note 7" for a breakdown). Housing interest as a percentage of housing revenues amounted to 3.1% and 3.5% for the eight months ended October 31, 1994 and 1993, respectively, and 3.1%, 3.9%, and 5.3% for the years ended February 28(29), 1994, 1993, and 1992, respectively. The decline of interest as a percentage of housing revenues is primarily attributable to increased inventory turnover, reduced average interest rates, and reinvestment of Company profits.

Other Operations

     Comments noted in the previous other operations section also apply here. Information on specific other expenses are the same for the eight and twelve months ended October 31, 1994.

Total Taxes

     Total net tax benefits as a percentage of the loss before income taxes amounted to 32.7% and 29.3% for the eight months ended October 31, 1994 and 1993, respectively. Total taxes as a percentage of income before income taxes amounted to 31.7%, 32.5%, and 15.8% for the years ended February 28(29), 1994, 1993, and 1992, respectively. The Company applied for and received a refund of federal income taxes for the year ended February 29, 1992 based on a loss carryback amounting to approximately $1.6 million. Comments on income taxes in the previous total taxes section also apply here.

Cummulative Effect of Change in Accounting for Income Taxes

     The Company elected to adopt early application of Statement of Financial Accounting Standards No 109 - "Accounting for Income Taxes" ("FAS 109").
Among other things, FAS 109 changes the method of recognizing deferred tax assets. Deferred tax assets are recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. A valuation allowance is recognized if it is more likely than not that some portion of the deferred asset will not be recognized. The effect of initially applying FAS 109 in the year ended February 29, 1992, resulted in recording additional deferred tax assets and increasing net income by $0.9 million.


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

Item 9 - CHANGES IN OR DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the eight months ended October 31, 1994 and the years ended February 28, 1994 and 1993 there have not been any changes in or disagreements with accountants on accounting and financial disclosure.


PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item l0, except as set forth below under the heading "Executive Officers of the Registrant", is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in March 1995, which will involve the election of directors.

Executive Officers of the Registrant

     The executive officers of the Company are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

                                                                 Year Started
       Name            Age             Position                  With Company

Kevork S. Hovnanian     71    Chairman of the Board, Chief            l967
                                Executive Officer, and Director
                                of the Company.

Ara K. Hovnanian        37    President and Director of               l979
                                the Company.

Paul W. Buchanan        44    Senior Vice President-Corporate         l981
                                Controller and Director of the
                                Company.

Timothy P. Mason        54    Senior Vice President-Adminis-          1975
                                tration/Secretary and Director
                                of the Company.

Peter S. Reinhart       44    Senior Vice President and General       1978
                                Counsel and Director of the
                                Company.

John J. Schimpf         45    Executive Vice President and            1981
                                Director of the Company.

J. Larry Sorsby         39    Senior Vice President-Finance/          1988
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

Item 11 - EXECUTIVE COMPENSATION

     The information called for by Item ll is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in March 1995, which will involve the election of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item l2 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in March l995, which will involve the election of directors.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item l3 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in March 1995, which will involve the election of directors.


PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                   Page
Financial Statements:

  Index to Consolidated Financial Statements.......................  F-1
  Independent Auditors' Report.....................................  F-2
  Consolidated Balance Sheets at October 31, 1994 and
     February 28, 1994.............................................  F-3
Consolidated Statements of Income for the eight months ended
     October 31, 1994 and the years ended February 28, 1994,
     February 28, 1993, and February 29, 1992......................  F-5
  Consolidated Statements of Stockholders' Equity for the
     eight months ended October 31, 1994 and the years ended
     February 28, 1994, February 28, 1993, and February 29,
     1992..........................................................  F-6
  Consolidated Statements of Cash Flows for the eight months ended October 31, 1994 and the years ended February 28,
     1994, February 28, 1993, and February 29, 1992................  F-7
  Unaudited Consolidated Statements of Income for the years
     ended October 31, 1994 and 1993...............................  F-8
  Notes to Consolidated Financial Statements.......................  F-9

Financial Statement Schedules:

  VIII  Valuation and Qualifying Accounts..........................  F-23
  X     Supplementary Income Statement Information.................  F-24
  XI    Real Estate and Accumulated Depreciation...................  F-25

     All other schedules are either not applicable to the Company or have been omitted because the required information is included in the financial statements or notes thereto.

Exhibits:

     3(a)  Certificate of Incorporation of the Registrant.(1)
     3(b)  Certificate of Amendment of Certificate of Incorporation of the
          Registrant.(8)
     3(c)  Bylaws of the Registrant.(8)
     4(a)  Specimen Class A Common Stock Certificate.(8)
     4(b)  Specimen Class B Common Stock Certificate.(8)
     4(c)  Indenture dated as of April 29, 1992, relating to 11 1/4%
          Subordinated Notes between the Registrant and First Fidelity Bank, including form of 11 1/4% Subordinated Notes due April 15, 2002.(2)
     4(d)  Indenture dated as of May 28, 1993, relating to 9 3/4%
          Subordinated Notes between Registrant and First Fidelity Bank, National Association, New Jersey, as Trustee, including form of
          9 3/4% Subordinated Note due 2005.(4)
     10(a) Credit Agreement dated July 30, 1993 among K. Hovnanian
          Enterprises, Inc., Hovnanian Enterprises, Inc., certain Subsidiaries Thereof, Midlantic National Bank, Chemical
          Bank, United Jersey Bank/Central, N.A., and NBD Bank, N.A.(7) 10(b) Amendment to Credit Agreement among K. Hovnanian Enterprises,
          Inc., Hovnanian Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic National Bank, Chemical Bank, United Jersey Bank, NBD Bank, N.A., PNC Bank, National Association, Meridian Bank, Nations Bank of Virginia, N.A., First National Bank of Boston, and Continental Bank.
     10(c) Description of Management Bonus Arrangements.(8)
     10(d) Description of Savings and Investment Retirement Plan.(1)
     10(e) Stock Option Plan.(6)
     10(f) Management Agreement dated August 12, 1983 for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
     10(g) Agreement dated July 8, 1981 between Hovnanian Properties of
          Atlantic County, Inc. and Kevork S. Hovnanian.(2)
     10(h) Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
     10(i) Description of Deferred Compensation Plan.(5)
     22    Subsidiaries of the Registrant.
     (1)   Incorporated by reference to Exhibits to Registration
          Statement (No. 2-85198) on Form S-1 of the Registrant.
     (2) Incorporated by reference to Exhibits to Registration Statement (No. 33-46064) on Form S-3 of the Registrant.
     (3) Incorporated by reference to Exhibits to Annual Report on Form 10 -K for the year ended February 28, 1986 of the Registrant.
     (4) Incorporated by reference to Exhibits to Registration Statement (No. 33-61778) on Form S-3 of the Registrant.
     (5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1990 of the Registrant.
     (6)  Incorporated by reference to the Proxy Statement dated June 15,
          1990.
     (7) Incorporated by reference to an Exhibit to Quarterly Report on Form 10-Q for the quarter ended August 31, 1993, of the Registrant.
     (8) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1994 of the Registrant.
     (9) Incorporated by reference to an Exhibit to Quarterly Report on Form 10-Q for the quarter ended August 31, 1994, of the Registrant.


Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the two months ended October 31, 1994 (the period since the latest quarterly report on Form 10-Q of the Company was filed).


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

                                          Hovnanian Enterprises, Inc.
                                      By:


                                          /S/KEVORK S. HOVNANIAN
                                          Kevork S. Hovnanian
                                          Chairman of the Board and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



/S/KEVORK S. HOVNANIAN             Chairman of The Board          1/27/95
Kevork S. Hovnanian                and Director                      Date



/S/ARA K. HOVNANIAN                President and Director         1/27/95
Ara K. Hovnanian                                                     Date



/S/PAUL W. BUCHANAN                Senior Vice President          1/27/95
Paul W. Buchanan                   Corporate Controller and          Date
                                   Director



/S/TIMOTHY P. MASON                Senior Vice President-         1/27/95
Timothy P. Mason                   Administration/Secretary          Date
                                   and Director



/S/PETER S. REINHART               Senior Vice President and      1/27/95
Peter S. Reinhart                  General Counsel and Director      Date



/S/JOHN J. SCHIMPF                 Executive Vice President       1/27/95
John J. Schimpf                    and Director                      Date



/S/J. LARRY SORSBY                 Senior Vice President/         1/27/95
J. Larry Sorsby                    Finance and Treasurer             Date



HOVNANIAN ENTERPRISES, INC.

Index to Consolidated Financial Statements

                                                                      Page
Financial Statements:

   Independent Auditors' Report...................................    F-2

   Consolidated Balance Sheets as of October 31, 1994, and
   February 28, 1994..............................................    F-3

   Consolidated Statements of Income for the Eight Months Ended
   October 31, 1994,and the Years Ended February 28, 1994,
   February 28, 1993 and February 29, 1992........................    F-5

   Consolidated Statements of Stockholders' Equity for the
   Eight Months Ended October 31, 1994, and the Years Ended
   February 28, 1994, February 28, 1993 and February 29,
   1992...........................................................    F-6

   Consolidated Statements of Cash Flows for the Eight Months
   Ended October 31, 1994, and the Years Ended February 28,
   1994, February 28, 1993 and February 29, 1992..................    F-7

   Unaudited Consolidated Statements of Income for the Years
   Ended October 31, 1994 and 1993................................    F-8

   Notes to Consolidated Financial Statements.....................    F-9

Financial Statement Schedules:

   VIII Valuation and Qualifying Accounts.........................   F-21

   X    Supplementary Income Statement Information................   F-22

   XI   Real Estate and Accumulated Depreciation..................   F-23

All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.


INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.

We have audited the consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 1994 and February 28, 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the eight month period ended October 31, 1994 and for each of the years in the three year period ended February 28, 1994 and the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 1994 and February 28, 1994, and the results of their operations and their cash flows for the eight month period ended October 31, 1994 and for each of the years in the three year period ended February 28, 1994, and the schedules listed in the accompanying index in conformity with generally accepted accounting principles. Further, it is our opinion that the schedules referred to above present fairly the information set forth therein.



                                          /S/ Kenneth Leventhal and Company

New York, New York
December 23, 1994

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                        October 31,    February 28,
          ASSETS                                            1994       1994
                                                        ------------   ------------
Homebuilding:
  Cash and cash equivalents(Note 5)....................    $ 17,299       $27,233
                                                        ------------   ------------
  Inventories - At cost, not in excess of net
     realizable value (Notes 7 and 11):
    Sold and unsold homes and lots under
     development.......................................     328,961       194,307
    Land and land options held for future
      development or sale..............................      57,579        84,431
                                                        ------------   ------------
      Total Inventories................................     386,540       278,738
                                                        ------------   ------------

  Receivables, deposits, and notes (Notes 6 and 12)....      25,778        28,062
                                                        ------------   ------------

  Property, plant, and equipment - net (Note 4)........      11,437         9,414
                                                        ------------   ------------

  Prepaid expenses and other assets....................      26,757        27,711
                                                        ------------   ------------
      Total Homebuilding...............................     467,811       371,158
                                                        ------------   ------------

Financial Services:
  Cash.................................................         138            861
  Mortgage loans held for sale.(Note 6)................      29,459        50,305
  Other assets.........................................       1,451         1,856
                                                        ------------   ------------
      Total Financial Services.........................      31,048        53,022
                                                        ------------   ------------

Investment Properties:
  Rental property - net (Note 4).......................      56,181        61,960
  Property under development or held for future
    development........................................      15,298        14,691
  Investment in and advances to unconsolidated
    joint venture......................................       3,994         3,296
  Other assets.........................................       3,231         2,427
                                                        ------------   ------------
      Total Investment Properties......................      78,704        82,374
                                                        ------------   ------------

Collateralized Mortgage Financing:
  Collateral for bonds payable (Note 6)................      21,275        30,755
  Other assets.........................................       1,404         2,293
                                                        ------------   ------------
      Total Collateralized Mortgage Financing..........      22,679        33,048
                                                        ------------   ------------
Income Taxes Receivable - Including deferred tax
  benefits (Note 10)...................................      12,683
                                                        ------------   ------------

Total Assets...........................................    $612,925      $539,602
                                                        ============   ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                                October 31,   February 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                                1994         1994
                                                                ------------  ------------
Homebuilding:
  Nonrecourse land mortgages (Note 7)..........................    $ 26,938     $  7,494
  Accounts payable and other liabilities.......................      42,586       44,836
  Customers' deposits (Note 5).................................      12,138       11,717
  Nonrecourse mortgage secured by operating property (Note 7)..       2,946        2,972
                                                                ------------  ------------
      Total Homebuilding.......................................      84,608       67,019
                                                                ------------  ------------
Financial Services:
  Accounts payable and other liabilities.......................         772        1,046
  Mortgage warehouse line of credit (Note 6)...................      20,554       39,307
                                                                ------------  ------------
      Total Financial Services.................................      21,326       40,353
                                                                ------------  ------------
Investment Properties:
  Accounts payable and other liabilities.......................       1,731        1,796
  Nonrecourse mortgages secured by rental property (Note 7)....      17,541       18,475
                                                                ------------  ------------
      Total Investment Properties..............................      19,272       20,271
                                                                ------------  ------------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities.......................          15           17
  Bonds collateralized by mortgages receivable (Note 6)........      20,815       30,343
                                                                ------------  ------------
      Total Collateralized Mortgage Financing..................      20,830       30,360
                                                                ------------  ------------
Notes Payable:
  Revolving credit agreement (Note 7)..........................      99,200
  Subordinated notes (Note 8)..................................     200,000      200,000
  Accrued interest.............................................       5,559        7,660
                                                                ------------  ------------
      Total Notes Payable......................................     304,759      207,660
                                                                ------------  ------------
Income Taxes Payable (Note 10)..................................                   2,938
                                                                ------------  ------------
      Total Liabilities........................................     450,795      368,601
                                                                ------------  ------------
Commitments and Contingent Liabilities (Notes 5 and 14)
Stockholders' Equity (Note 15):
  Preferred Stock,$.01 par value-authorized 100,000 shares;
    none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,076,173 shares
    (including 345,874 shares held in Treasury)................         149          147
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,637,628 shares
    (including 345,874 shares held in Treasury)................          88           88
  Paid in Capital..............................................      33,858       32,301
  Retained Earnings (Note 8)...................................     133,334      143,764
  Treasury Stock - at cost.....................................      (5,299)      (5,299)
                                                                ------------  ------------
      Total Stockholders' Equity...............................     162,130      171,001
                                                                ------------  ------------
Total Liabilities and Stockholders' Equity......................   $612,925     $539,602
                                                                ============  ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                                 Eight
                                                 Months         Twelve Months Ended
                                                 Ended     ------------------------------
                                                October    February   February   February
                                                31, 1994   28, 1994   28, 1993   29, 1992
                                                ---------  ---------  ---------  ---------
                                                (Note 1)
Revenues:
  Homebuilding:
    Sale of homes.............................. $366,322   $557,489   $397,306   $291,755
    Land sales and other revenues..............    7,493      9,969     16,200      9,286
                                                ---------  ---------  ---------  ---------
      Total Homebuilding.......................  373,815    567,458    413,506    301,041
  Financial Services...........................    4,347      6,890      4,687      4,320
  Investment Properties........................    6,396      9,024      6,609      7,431
  Collateralized Mortgage Financing............    2,027      3,638      4,513      5,735
                                                ---------  ---------  ---------  ---------
      Total Revenues...........................  386,585    587,010    429,315    318,527
                                                ---------  ---------  ---------  ---------
Expenses:
  Homebuilding:
    Cost of sales..............................  298,951    437,811    315,271    232,478
    Selling, general and administrative........   51,041     64,282     47,350     36,913
    Provision to reduce inventory to estimated
      net realizable value.(Note 11)...........    6,357                 3,100
                                                ---------  ---------  ---------  ---------
      Total Homebuilding.......................  356,349    502,093    365,721    269,391
  Financial Services...........................    5,543      6,420      3,934      3,341
  Investment Properties........................    5,206      5,797      5,599      6,337
  Collateralized Mortgage Financing............    2,379      4,284      4,985      5,438
  Corporate General and Administration(Note 3).   10,133     10,678      8,382      6,301
  Interest.....................................   15,313     22,530     22,269     22,457
  Other operations.............................    7,167      4,174      3,900      3,368
  Provision for loan writedown (Note 12).......               1,883
                                                ---------  ---------  ---------  ---------
      Total Expenses............................ 402,090    557,859    414,790    316,633
                                                ---------  ---------  ---------  ---------
Income(Loss) Before Income Taxes, Extraordinary
  Loss and Cumulative Effect of Change in
  Accounting.................................... (15,505)    29,151     14,525      1,894
                                                ---------  ---------  ---------  ---------
State and Federal Income Taxes:
  State (Note 8)................................   1,118        903      1,599        578
  Federal (Note 8)..............................  (6,193)     8,326      3,136       (279)
                                                ---------  ---------  ---------  ---------
    Total Taxes................................   (5,075)     9,229      4,735        299
                                                ---------  ---------  ---------  ---------
                                                 (10,430)    19,922      9,790      1,595
Extraordinary Loss from Extinguishment of Debt,
  Net of Income Taxes (Note 8).................              (1,277)
Cumulative Effect of Change in Accounting
  for Income Taxes (Note 1)....................                                       883
                                                ---------  ---------  ---------  ---------
Net Income (Loss).............................. $(10,430)  $ 18,645   $  9,790   $  2,478
                                                =========  =========  =========  =========
Earnings Per Common Share (Note 1):
  Income (loss) before extraordinary loss and
    cumulative effect of change in accounting..   ($0.46)    $ 0.87     $ 0.43    $ 0.07
  Extraordinary loss...........................               (0.05)
  Cumulative effect of changes in accounting...                                     0.04
                                                ---------  ---------  ---------  ---------
Net Income (Loss)..............................   ($0.46)    $ 0.82     $ 0.43    $ 0.11
                                                =========  =========  =========  =========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
                                 Common Stock            A Common Stock         B Common Stock
                            ----------------------- ---------------------- ----------------------
                              Shares                 Shares                 Shares
                            Issued and             Issued and             Issued and            Paid-In  Retained Treasury
                            Outstanding   Amount   Outstanding   Amount   Outstanding  Amount   Capital  Earnings Stock     Total
                            ------------ --------- -----------  --------- ----------- --------- -------- -------- -------- --------
Balance, February 28, 1991.. 20,695,182      $214                                               $17,655  $112,851 ($5,299) $125,421

Issuance of common stock.... 2,000,000         20                                                13,753                      13,773
Sale of common stock under
  employee stock option plan.   60,449                                                              317                         317
Net income                                                                                                          2,478     2,478
                            ------------ --------- -----------  --------- ----------- --------- -------- -------- -------- ---------
Balance, February 29, 1992. 22,755,631        234                                                31,725   115,32   (5,299)  141,989

Sale of common stock under
  employee stock option plan.   28,000          1                                                   157                          158

Conversion of common stock to
  Class A and Class B..... (22,783,631)      (235)  11,391,815      $118  11,391,815      $117
Conversion of Class B to
  Class A common stock...                            1,928,981        19  (1,928,981)      (19)
Treasury stock purchases..                                 (41)                  (41)
Retirements...............                                  (1)
Net Income................                                                                        9,790                       9,790
                            ------------ --------- -----------  --------- ----------- --------- -------- -------- -------- --------
Balance, February 28, 1993.         0           0  13,320,754        137   9,462,793        98   31,882   125,119  (5,299)  151,937
                            ------------ --------- -----------  --------- ----------- --------- -------- -------- -------- --------
Sale of common stock under
  employee stock option plan.                          29,250                 29,250       419                                  419
Conversion of common stock
   to Class A and Class B.
Conversion of Class B to
  Class A common stock....                           1,011,587        10  (1,011,581)      (10)
Treasury stock purchases..
Retirements...............
Net Income................                                                                                 18,645            18,645
                            ------------ --------- -----------  --------- ----------- --------- -------- -------- -------- --------
Balance, February 28, 1994.         0           0  14,361,591        147   8,480,462        88   32,301   143,764  (5,299)  171,001

Issuance of Class A Common
   Stock..................                            180,000          2                          1,557                       1,559
Conversion of Class B to
  Class A common stock....                            188,708               (188,708)
Net Loss..................                                                                                (10,430)          (10,430)
                            ------------ --------- -----------  --------- ----------- --------- -------- -------- -------- --------
Balance, October 31, 1994.         0            0  14,730,299       $149   8,291,754       $88  $33,858  $133,334 ($5,299) $162,130
                            ============ ========= ===========  ========= =========== ========= ======== ======== ======== ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In Thousands)
                                                    Eight
                                                    Months          Twelve Months Ended
                                                    Ended     ---------------------------------
                                                   October     February    February    February
                                                   31, 1994    28, 1994    28,1993     29, 1992
                                                  ----------   ---------   ---------   --------

Cash Flows From Operating Activities:
  Net Income (Loss).............................. $(10,430)     $18,645      $9,790    $2,478
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
      Depreciation...............................    2,508        3,035       2,924     2,888
      Loss (gain) on sale and retirement of
        property and assets......................      623          244        (282)   (1,375)
      Writedown of loan from sale of subsidiary..                 1,883
      Deferred income taxes......................     (960)      (1,573)       (195)      391
      Loss from unconsolidated affiliates........                     8         269
      Provision to reduce inventory to net
        realizable value.........................    6,357                    3,100
      Decrease (increase) in assets:
        Escrow cash..............................    1,986        1,811      (3,249)      (72)
        Receivables, prepaids and other assets...    4,530       (6,006)    (22,296)      533
        Mortgage notes receivable................   20,362      (22,043)    (15,755)    5,251
        Inventories.............................. (113,745)     (35,347)    (38,476)   12,635
      Increase (decrease) in liabilities:
        State and Federal income taxes...........  (14,661)       6,140       4,978     2,296
        Customers' deposits......................      455        3,974         455     2,043
        Interest and other accrued liabilities...   (6,701)      (3,308)     15,073       676
        Post development completion costs........   (1,041)       3,166      (3,665)    3,389
        Accounts payable.........................    3,016        7,289       2,882      (660)
        Amortization of debenture discounts......                     3          24        31
          Net cash provided by (used in)          ---------   ----------  ----------  --------
          operating activities................... (107,701)     (22,079)    (44,423)   30,504
Cash Flows From Investing Activities:             ---------   ----------  ----------  --------
  Proceeds from sale of property and assets......    5,292        2,114       3,327    13,309
  Proceeds from sale of subsidiaries.............                                         (95)
  Investment in property and assets..............   (6,636)      (1,464)     (3,198)  (13,017)
  Purchase of property...........................   (3,214)      (3,130)     (3,571)     (716)
  Investment in and advances to unconsolidated
    affiliates...................................     (298)         204         204    (2,914)
  Investment in income producing properties......    4,133      (16,597)     (1,796)   17,593
  Investment in loans from sale of subsidiaries..                    50         (86)   (2,761)
          Net cash provided by (used in)          ---------   ----------  ----------  --------
          investing activities...................     (723)     (18,823)     (5,120)   11,399
Cash Flows From Financing Activities:             ---------   ----------  ----------  --------
  Proceeds from mortgages and notes..............  473,621      552,640     255,340   183,344
  Proceeds from subordinated debt................               100,000     100,000
  Principal payments on mortgages and notes...... (384,218)    (557,531)   (303,677) (242,686)
  Principal payments on subordinated debt........               (52,160)    (15,590)   (3,867)
  Investment in mortgage notes receivable........   10,284       10,597      11,240     7,240
  Proceeds from sale of stock....................                   419         157    14,090
          Net cash provided by (used in)          ---------   ----------  ----------  --------
          financing activities...................   99,687       53,965      47,470   (41,879)
                                                  ---------   ----------  ----------  --------
Net Increase (Decrease) In Cash..................   (8,737)      13,063      (2,073)       24
Cash Balance, Beginning Of Period................   23,274       10,211      12,284    12,260
                                                  ---------   ----------  ----------  --------
Cash Balance, End Of Period......................  $14,537      $23,274     $10,211   $12,284
Supplemental Disclosures Of Cash Flow:            =========   ==========  ==========  ========
  Cash paid (received) during the year for:
    Interest (net of amount capitalized).........  $17,380      $25,173     $19,546   $22,302
    Income Taxes.................................   10,574        3,867         (48)   (3,271)
                                                  ---------   ----------  ----------  --------
                                                   $27,954      $29,040     $19,498   $19,031
See notes to consolidated financial statements.   =========   ==========  ==========  ========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)

                                                Twelve Months Ended
                                                --------------------
                                                October    October
                                                31, 1994   31, 1993
                                                ---------  ---------
                                               (Unaudited) (Unaudited)
Revenues:
  Homebuilding:
    Sale of homes.............................. $670,870   $469,409
    Land sales and other revenues..............   12,422      9,128
                                                ---------  ---------
      Total Homebuilding.......................  683,292    478,537
  Financial Services...........................    7,709      5,972
  Investment Properties........................   10,323      7,295
  Collateralized Mortgage Financing............    3,119      4,035
                                                ---------  ---------
      Total Revenues...........................  704,443    495,839
                                                ---------  ---------
Expenses:
  Homebuilding:
    Cost of sales..............................  535,880    365,623
    Selling, general and administrative........   76,349     58,518
    Provision to reduce inventory to estimated
      net realizable value.....................    6,357      3,100
                                                ---------  ---------
      Total Homebuilding.......................  618,586    427,241
  Financial Services...........................    7,993      5,594
  Investment Properties........................    7,302      6,126
  Collateralized Mortgage Financing............    3,756      4,489
  Corporate General and Administration.........   13,558      9,546
  Interest.....................................   25,359     21,585
  Other operations.............................    9,475      3,556
  Provision for loan writedown.................    1,883
                                                ---------  ---------
      Total Expenses...........................  687,912    478,137
                                                ---------  ---------
Income Before Income Taxes and Extraordinary
  Loss.........................................   16,531     17,702
                                                ---------  ---------
State and Federal Income Taxes:
  State........................................    1,037      2,020
  Federal......................................    4,017      4,008
                                                ---------  ---------
    Total Taxes................................    5,054      6,028
                                                ---------  ---------
                                                  11,477     11,674
Extraordinary Loss from Extinguishment of Debt,
  Net of Income Taxes..........................              (1,277)
                                                ---------  ---------
Net Income..................................... $ 11,477   $ 10,397
                                                =========  =========
Earnings Per Common Share:
  Income before extraordinary loss and
    cumulative effect of change in accounting.. $   0.50   $   0.51
  Extraordinary loss...........................               (0.05)
                                                ---------  ---------
Net Income..................................... $   0.50   $   0.46
                                                =========  =========
See notes to consolidated financial statements.


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE EIGHT MONTHS ENDED OCTOBER 31, 1994 AND THE TWELVE MONTHS ENDED FEBRUARY 28(29), 1994, 1993, AND 1992

1.  SUMMARY OF ACCOUNTING POLICIES

     Year End Change - On May 10, 1994, the Board of Directors of the Company adopted a resolution providing that the date for the end of the fiscal year of the Company be changed from the last day of February to October 31. The report covering the three month periods ended May 31, 1994 and August 31, 1994 was filed on Form 10-Q. The report covering the eight month transition period of March 1 through October 31, 1994 is included in this Form 10-K.
Thereafter, the Company will file reports as of January 31, April 30, July 31, and October 31.

     Operations - The Company, a Delaware Corporation, principally develops housing communities in New Jersey, Pennsylvania, Florida, North Carolina, Virginia, and California. In addition, the Company develops and operates income producing properties.

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned or majority owned subsidiaries after elimination of all significant intercompany balances and transactions. The Company's investments in joint ventures in which the Company's interest is 50% or less are accounted for by the equity method of accounting.

     Reformat of Financial Statements - The financial statements for prior years have been conformed to the format used at October 31, 1994.

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

     Inventories - Inventories are recorded at the lower of cost or net realizable value. Net realizable value is defined as the estimated proceeds upon disposition less all future costs to complete and expected costs to sell. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are amortized based upon the number of homes to be constructed in each housing community utilizing a relative sales value allocation method.

     Interest costs related to properties in progress are capitalized during the construction period and charged to cost of sales as the related inventories are sold (see Note 7).

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

     Deferred Income Tax - Deferred income taxes or income tax banefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes.

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

     Per Share Calculations - Per share amounts are calculated on a weighted average basis and reflect the recapitalization described in Note 15.


2.  UNAUDITED ADDITIONAL INCOME STATEMENT INFORMATION

     The Company's management prepared income statement information based on an eight month period ended October 31, 1993 and the twelve months ended October 31, 1994 and 1993. In the opinion of management all adjustments for these periods have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated income information. For the eight months ended October 31, 1993 total revenues were $269,396,000, total expenses were $272,112,000, total income taxes were ($797,000), extraordinary loss was $1,277,000, and net loss was $3,196,000. Loss per share amounted to $.14. For the twelve months ended October 31, 1994 interest incurred amounted to $21,844,000 and $5,192,000 and interest expensed amounted to $20,396,000 and $4,963,000 for residential and commercial operations, respectively. Capitalized interest at October 31, 1993 was $27,925,000 and interest charged to reserves and sales of assets was $299,000 and $355,000, respectively, for the twelve months ended October 31, 1994.


3.  CORPORATE INITIATIVES

     The Company has embarked on long term improvement initiatives of total quality, process redesign, and training. Included in Corporate General and Administration is $1,964,000 and $853,000 for the eight months ended October 31, 1994 and the year ended February 28, 1994, respectively.


4.  PROPERTY

     Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used by the Company and its subsidiaries to conduct day to day business. Homebuilding Accumulated depreciation related to these assets at October 31, 1994 and February 28, 1994 amounted to $11,854,000 and $10,925,000, respectively. Rental property consists of rental condominiums, two office buildings, three office warehouse facilities, three retail shopping centers, and a senior citizen rental community in New Jersey. The Company anticipates the condominiums located in New Hampshire will be liquidated through a bulk sale. Accumulated depreciation on rental property at October 31, 1994 and February 28, 1994 amounted to $7,781,000 and $7,156,000, respectively.


5.  ESCROW CASH

     Escrow cash amounting to $3,057,000 and $5,043,000 at October 31, 1994 and February 28, 1994, respectively, primarily represents customers' deposits which are restricted from use by the Company. The Company is able to release escrow cash by pledging letters of credit. At October 31, 1994 and February 28, 1994, $4,558,000 and $6,453,000 was released from escrow and letters of credit were pledged, respectively. Escrow cash accounts are substantially invested in short-term certificates of deposit or time deposits.


6.  MORTGAGES AND NOTES RECEIVABLE

     The Company's wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of the Company's homes. Such mortgage loans are sold in the secondary mortgage market or prior to February 28, 1987 pledged against collateralized mortgage obligations ("CMO's"). At October 31, 1994 and February 28, 1994, respectively, $23,460,000 and $43,502,000 of such mortgages were pledged against the Company's mortgage warehouse line (see "Notes to Consolidated Financial Statements - Note 7"). The Company may incur risk with respect to mortgages that are delinquent and not pledged against CMO's, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, the Company has incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 1994.

     In connection with certain bulk sales of condominium homes, land sales, and the sale of certain subsidiaries, the Company made loans. At October 31, 1994 and February 28, 1994, the outstanding balance of such loans amounted to $3,146,000 and $3,808,000, respectively, with interest rates at October 31, 1994 ranging up to 10.5%.


7.  MORTGAGES AND NOTES PAYABLE

     Substantially all of the nonrecourse land mortgages are short-term borrowings. Nonrecourse mortgages secured by operating and rental property are installment obligations having annual principal maturities in the following years ending October 31, of approximately $180,000 in 1995, $198,000 in 1996, $218,000 in 1997, $239,000 in 1998, and $19,652,000 after 1998.

     The Company has a Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $225,000,000 through March 1997. Interest is payable monthly and at various rates of either prime plus 1/2% or LIBOR plus 2%. In addition, the Company pays 3/8% per annum on the weighted average unused portion of the line. The Company believes that it will be able either to extend the Agreement beyond March 1997 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility.


       Interest costs incurred, expensed and capitalized were:

                                      (6)
                                     Eight
                                    Months       Twelve Months Ended
                                     Ended    ----------------------------
                                    October   February  February  February
                                    31, 1994  28, 1994  28, 1993  29, 1992
                                    --------  --------  --------  --------
                                            (Dollars in Thousands)
Interest incurred (1):
  Residential(3).................   $15,145   $20,830   $15,990   $13,701
  Commercial(4)..................     3,289     5,138     6,165     6,762
                                    -------   -------   -------   -------
  Total incurred.................   $18,434   $25,968   $22,155   $20,463
                                    =======   =======   =======   =======

Interest expensed:
  Residential(3).................   $12,118   $17,622   $16,460   $15,900
  Commercial(4)..................     3,195     4,908     5,809     6,557
                                    -------   -------   -------   -------
  Total expensed.................   $15,313   $22,530   $22,269   $22,457
                                    =======   =======   =======   =======

Interest capitalized at
  beginning of year..............   $26,443   $23,366   $24,062   $27,427
Plus:  Interest incurred.........    18,434    25,968    22,155    20,463
Less:  Interest expensed.........    15,313    22,530    22,269    22,457
Less:  Charged to reserves.......       261       361       583     1,371
Less:  Sale of assets............       355       -         -         -
                                    -------   -------   -------   -------
Interest capitalized at
  end of year....................   $28,948   $26,443   $23,365   $24,062
                                    =======   =======   =======   =======

Interest capitalized at
  end of year (5):
  Residential(3).................   $22,975   $20,209   $15,727   $16,780
  Commercial(2)..................     5,973     6,234     7,638     7,282
                                    -------   -------   -------   -------
   Total interest
   capitalized...................   $28,948   $26,443   $23,365   $24,062
                                    =======   =======   =======   =======

(1) Data does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Data does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to cost of sales.
(4)  Represents interest charged to rental operations.
(5) Capitalized residential interest at February 28, 1994 includes $1,635,000 reported at February 28, 1993 as capitalized commercial interest. This reclassification was the result of the transfer of two parcels of land from commercial due to a change in the intended use to residential housing.
(6)  For the unaudited twelve months ended October 31, 1994 see Note 2.

     Average interest rates and average balances outstanding for short-term debt are as follows:

                              October      February      February    February
                              31, 1994     28, 1994      28, 1993    29, 1992
                              --------     --------      --------    --------
                                           (Dollars In Thousands)

Average outstanding
  borrowings.................  $ 72,204     $ 39,632     $ 32,788    $110,910
Average interest rate during
  period(1)..................      7.4%         5.4%         6.2%        8.4%
Average interest rate at end
  of period..................      9.9%          --          6.5%        7.1%
Maximum outstanding at any
  month end.................. .$118,455     $ 72,700     $ 68,350    $138,904

(1) Total interest incurred for the eight months or year divided by average outstanding short term borrowings.


8.  SUBORDINATED NOTES

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

     The indentures relating to the subordinated notes and the Revolving Credit Agreement contain restrictions on the payment of cash dividends. At October 31, 1994, $28,661,000 of retained earnings were free of such restrictions.


9.  RETIREMENT PLAN

     On December 1, 1982, the Company established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $843,000 for the eight months ended October 31, 1994 and $788,000, $477,000, and $434,000 for
the years ended February 28, 1994, February 28, 1993, and February 29, 1992, respectively.


10.  INCOME TAXES

     Income Taxes payable (receivable) including deferred benefits, consists of the following:

                                              October      February
                                              31, 1994     28, 1994
                                              ---------    ---------
                                                  (In Thousands)

State income taxes:
  Current.................................... $    298      $ 1,745
  Deferred...................................     (812)      (1,105)
Federal income taxes:
  Current....................................   (4,926)       8,288
  Deferred...................................   (7,243)      (5,990)
                                              ---------    ---------
    Total.................................... $(12,683)     $ 2,938
                                              =========    =========

     Deferred income taxes have been provided (reduced) due to temporary differences as follows:

                                     Eight
                                    Months       Twelve Months Ended
                                     Ended   ----------------------------
                                    October   February  February  February
                                    31, 1994  28, 1994  28, 1993  29, 1992
                                    --------  --------  --------  --------
                                                (In Thousands)

Capitalized interest................$    (3)  $    (3)  $   (16)  $   ( 96)
Homeowner association maintenance
  reserves..........................    (46)      166        53       (117)
Installment sales...................   (431)     (493)     (578)      (592)
Provision to reduce inventory to
  net realizable value..............   (287)    1,324       954      2,563
Deferred expenses...................    (54)     (727)     (608)      (484)
Depreciation........................    328       298
Post development completion costs...   (127)   (1,988)
Net operating losses................     97      (129)
Other...............................     (3)      (21)
Low income housing tax credit.......   (434)
                                    --------  --------  --------  --------
Benefit (Provision) - total.........$  (960)  $(1,573)  $  (195)  $  1,274
                                    ========  ========  ========  ========

     The deferred tax liabilities or assets have been recognized in the consolidated balance sheets due to temporary differences and loss carryforwards as follows:
                                    October   February
                                    31, 1994  28, 1994
                                    --------  --------
                                      (In Thousands)
Deferred Tax Liabilities:
  Deferred interest............     $   249   $   252
  Installment sales............         353       784
  Accelerated depreciation.....       1,433     1,104
                                    --------  --------
   Total......................        2,035     2,140
                                    --------  --------
Deferred Tax Assets:
  Deferred income..............         358       369
  Maintenance guarantee reserves        536       490
  Provision to reduce inventory to
    net realizable value.......       3,864     3,577
  Uniform capitalization of
    overhead...................       2,096     2,018
  Post development completion
  costs........................       2,115     1,988
  Other........................         687       793
  Low income housing tax credit         434
                                    --------  --------
    Total......................      10,090     9,235
                                    --------  --------
Net Deferred Tax Assets........     $(8,055)  $(7,095)
                                    ========  ========


     The effective tax rates varied from the expected rate. The sources of these differences were as follows:

                                     October    February   February   February
                                     31, 1994   28, 1994   28, 1993   29, 1992
                                     --------   --------   --------   --------

Computed "expected" tax rate......   (35.0%)      35.0%     34.0%       34.0%
State income taxes, net of Federal
  income tax benefit..............     4.7%        1.8%      7.3%       20.1%
Loss carryforward of New Fortis
  subsidiary......................       --       (2.1%)    (2.6%)     (26.5%)
Other.............................    (2.4%)      (3.0%)    (6.2%)     (11.8%)
                                     --------   --------   --------   --------
Effective tax rate................   (32.7%)      31.7%     32.5%       15.8%
                                     ========   ========   ========   ========

     The Company has state net operating loss carryforwards for financial reporting and tax purposes of $207,000,000 due to expire between the years October 31, 1995 and October 31, 2009.


11.  PROVISION TO REDUCE INVENTORY TO ESTIMATED NET REALIZABLE VALUE

     During the eight months ended October 31, 1994 and the year ended February 28, 1993, the Company provided reserves of $6.4 million and $3.1 million, respectively, to reduce certain residential properties to their estimated net realizable values. The October 31, 1994 reserve is primarily attributable to three communities, one each in New York, New Hampshire, and Pennsylvania. In New York, the reserve is an addition to prior years' reserves due to reduced sales prices, buyers concessions, and an extended sellout period. In New Hampshire, the reserve is also an addition to prior years' reserves due to reduced sales prices in anticipation of a bulk sale of the remaining homes. In Pennsylvania, the reserve is due to reduced sales prices and an extended sellout period. The February 28, 1993 reserve was substantially attributable to two Florida communities where the Company significantly reduced sales prices. Although all these communities except New Hampshire have very few standing unsold houses, by reducing sales prices and offering buyer incentives the Company plans to accelerate their buildout. The Company believes the rapid liquidation of these properties will enable it to concentrate on newer and more profitable developments. In addition, in years prior to February 29, 1992 the Company established similar reserves attributable to Florida, New Hampshire and New York communities.

     During the eight months ended October 31, 1994 and the years ended February 28(29), 1994, 1993, and 1992, the Company charged $5,209,000,
$4,176,000, $5,245,000, and $7,525,000, respectively, against reserves for losses realized from the sales of certain homes. In the eight months ended October 31, 1994 and the years ended February 28(29), 1994, 1993, and 1992, respectively, these charges consisted of $4,900,000, $3,620,000, $4,459,000, and $5,678,000 of construction, and operations costs, $89,000, $195,000, $201,000, and $476,000 of selling, general and administration expenses and $220,000, $361,000 and $583,000 of interest expenses. At October 31, 1994 and February 28, 1994, respectively, inventory and residential rental inventory have been reduced by an allowance of $10,739,000 and $9,591,000 to reflect the carrying amounts at estimated net realizable value.


12.  TRANSACTIONS WITH RELATED PARTIES

     The Company's Board of Directors has adopted a general policy providing that it will not make loans to officers or directors of the Company or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $2,000,000 at any one time, and that such loans will be made only with the approval of the members of the Company's Board of Directors who have no interest in the transaction. At October 31, 1994 and February 28, 1994 related party receivables from officers and directors amounted to $1,677,000 and $1,411,000, respectively. Notwithstanding the policy stated above, the Board of Directors of the Company concluded that the following transactions were in the best interests of the Company.

     On March 1, 1990, the Company sold all the assets and liabilities of its wholly-owned engineering subsidiary Najarian and Associates ("N & A") to the employees of N & A for $3,600,000. One of these employees and former President of N & A was Tavit O. Najarian, the son-in-law of Mr. K. Hovnanian, Chairman of the Board and Director of the Company. The sale was approved by members of the Company's Board of Directors who were not related to Mr. Najarian. At the closing the Company received a cash payment of $720,000 and a $2,880,000 note. Originally the note carried an annual interest rate of 10% and was to amortize over ten years. As long as any portion of the note is outstanding, the Company receives 25% of the net cash flow. During the year ended February 29, 1992, N & A began to experience a significant decrease in business activity. As a result, the note was modified by changing the interest rate to prime, add accrued interest from September 1, 1991 to September 1, 1992 to principal and reschedule principal payments over the balance of the term of the note. As a result of continued financial difficulties, a committee consisting of independent directors of the Board of Directors of the Company (the "Committee") engaged an outside consultant to determine the fair market value of the above note. Based on the consultant's findings, the Committee recommended a reduction in the note including accrued interest from $2,983,000 to $1,100,000 at February 28, 1994. This reduction of the note was charged to operations during the year ended February 28, 1994. In addition, the Committee recommended a new term of ten years with annual interest on the note of 5% for the first two years adjusting to prime thereafter. Amortization would begin in year three with an annual minimum amount of 5%, ranging up to 30% in year 10, or 85% of cash flow after interest, whichever is greater. The Committee also recommended a $300,000 discount if the loan was paid in full during the first two years.

     The Company provides property management services to various limited partnerships including two partnerships in which Mr. A. Hovnanian, President and a Director of the Company, is a general partner, and members of his family and certain officers and directors of the Company are limited partners. At October 31, 1994, these partnerships owed the Company $238,000.

     On May 10, 1994, the Board of Directors approved the acquisition of the 10% minority interest in certain Florida subsidiaries owned by Paul W. Asfahl, President of the Company's Florida Division. For his 10% interest, the Company issued 45,000 shares of Class A Common Stock to Mr. Asfahl.

     On August 2, 1994, the Board of Directors approved the acquisition of the 15% minority interest in the New Fortis Corporation owned primarily by Marvin
D. Gentry, President of the New Fortis Corporation. For the 15% interest, the Company issued 135,000 shares of Class A Common Stock to Mr. Gentry and the other owners.


13.  STOCK OPTION PLAN

     The Company has a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Stock option transactions are summarized as follows:

                                 October     February    February    February
                                 31, 1994    28, 1994    28, 1993    29, 1992
                                 --------    --------    --------    --------

Options outstanding at beginning
  of period...................    938,500   1,004,000     530,500     590,949
   Granted....................      --          --        509,500       --
   Exercised..................      --         58,500      28,000      60,449
   Cancelled..................      --          7,000       8,000       --
                                 --------   ---------    --------    --------
Options outstanding at end
 of period....................    938,500      938,500   1,004,000    530,500
                                 ========   ==========   =========   ========

Options exercisable at end of
  period......................    598,833      598,833     336,500    198,500

Price range of options                          $3.00-       $5.13-    $3.00-
  exercised...................      --          $9.44        $9.44     $9.44

Price range of options              $5.13-      $5.13-       $3.00-    $3.00-
  outstanding.................     $11.50      $11.50       $11.50     $9.44


14.  COMMITMENTS AND CONTINGENT LIABILITIES

     During fiscal 1989, the Company became aware that certain fire-retardant plywood commonly used in the roof construction of multi-family homes may contain a product defect causing accelerated deterioration of the plywood.
The Company has determined that such plywood was used principally in 33 of its communities containing approximately 11,750 homes.

     Common areas, including roofs, in each of the Company's multi-family condominium developments are governed and controlled by homeowners' associations for each development, rather than by individual homeowners. Certain of the 33 homeowners' associations in the affected developments have asserted claims against the Company. As of October 31, 1994, the Company had entered separate settlement agreements with 31 of the 33 associations, (the "Settling Associations") covering 10,850 homes. In December 1994, the Company entered into a settlement agreement with the two remaining associations on substantially the same terms as the earlier settlements.

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

     As of October 31, 1994 and February 28, 1994, respectively, the Company is obligated under various performance letters of credit amounting to $6,088,000 and $5,114,000.


15.  RECAPITALIZATION

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

16.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the eight months ended October 31, 1994 and the years ended February 28, 1994 and 1993, is as follows:

                                          Two
                                         Months        Three Months Ended
                                          Ended      ----------------------
                                      October 31,    August 31,     May 31,
                                         1994           1994          1994
                                      -----------    ----------   ----------
                                       (In Thousands Except Per Share Data)
Revenues...........................     $149,215      $138,381     $ 98,989
Expenses...........................     $157,333      $141,289     $103,468
Loss before income taxes...........     $ (8,118)     $ (2,908)    $ (4,479)
State and Federal income tax.......     $ (3,149)     $   (426)    $ (1,500)
Net loss...........................     $ (4,969)     $ (2,482)    $ (2,979)
Loss per common share..............     $   (.22)     $   (.11)    $   (.13)
Weighted average number of
  common shares outstanding........       22,906        22,887       22,849


                                              Three Months Ended
                                    -----------------------------------------
                                    February   November   August       May
                                    28, 1994   30, 1993  31, 1993   31, 1993
                                    --------   --------  --------   ---------
                                      (In Thousands Except Per Share Data)

Revenues........................... $257,691   $143,078  $123,291   $ 62,950
Expenses........................... $241,046   $136,157  $116,093   $ 64,563
Income (loss) before income taxes
  and extraordinary loss........... $ 16,645   $  6,921  $  7,198   $ (1,613)
State and Federal income tax....... $  5,277   $  2,152  $  2,426   $   (626)
Income (loss) before extraordinary
   loss............................ $ 11,368   $  4,769  $  4,772   $   (987)
Extraordinary loss from
  extinguishment of debt, net
  of income taxes..................                                 $ (1,277)
Net income (loss).................. $ 11,368   $  4,769  $  4,772   $ (2,264)
Earnings (loss) per common share:
  Income (loss) before
    extraordinary loss............. $    .50   $    .21  $    .21   $   (.05)
  Extraordinary loss...............                                 $   (.05)
Net income (loss).................. $    .50   $    .21  $    .21   $   (.10)
Weighted average number of
  common shares outstanding........   22,842     22,839    22,818     22,784

                                               Three Months Ended
                                     -----------------------------------------
                                     February   November   August      May
                                     28, 1993   30, 1992  31, 1992   31, 1992
                                     --------   --------  --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues............................ $184,950   $115,594  $ 83,585   $ 45,186
Expenses............................ $172,214   $112,486  $ 82,173   $ 47,917
Income (loss) before income taxes... $ 12,736   $  3,108  $  1,412   $ (2,731)
State and Federal income tax........ $  4,444   $  1,152  $    188   $ (1,049)
Net income (loss)................... $  8,292   $  1,956  $  1,224   $ (1,682)
Earnings (loss) per common share.... $    .36   $    .09  $    .05   $   (.07)
Weighted average number of
  common shares outstanding.........  22,784     22,779    22,779     22,755


SCHEDULE VIII
HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
                     BALANCE     CHARGED TO                          CHARGED TO              BALANCE
                     FEB. 28,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER      DESCRIP-    FEB 29,
DESCRIPTION            1991      EXPENSES                   TION     ACCOUNTS      TION        1992
- - ------------------- -----------  -----------  ----------  ---------  ----------  ---------- -----------
Land and land
  development costs $ 5,429,000               $2,906,000  Closings                          $ 2,523,000
Land, land options
  and costs of comm.
  in planning         8,200,000                                                               8,200,000
Rental property       9,508,000                4,619,000  Closings                            4,889,000
Income producing
  property under
  development           300,000                                                                 300,000
                    -----------  -----------  ----------             ----------             -----------
                    $23,437,000               $7,525,000                                    $15,912,000
                    ===========  ===========  ==========             ==========             ===========

                     BALANCE     CHARGED TO                          CHARGED TO              BALANCE
                     FEB. 29,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER       DESCRIP-    FEB 28,
DESCRIPTION            1992      EXPENSES                   TION     ACCOUNTS       TION        1993
- - ------------------- -----------  -----------  ----------  ---------  ----------  ---------- -----------

Land and land
  development costs $ 2,523,000  $2,306,000  $2,292,000  Closings   $3,899,000    Reclass   $ 6,436,000
Land, land options
  and costs of comm.
  in planning         8,200,000     794,000   1,458,000  Closings   (2,690,000)   Reclass     4,846,000
Rental property       4,889,000               1,495,000  Closings   (1,007,000)   Reclass     2,387,000
Income producing
  property under
  development          300,000                                        (202,000)   Reclass        98,000
                    -----------  ----------  -----------            -----------             -----------
                    $15,912,000  $3,100,000  $5,245,000                     $0              $13,767,000
                    ===========  ==========  ==========             ===========             ===========

                     BALANCE     CHARGED TO                          CHARGED TO              BALANCE
                     FEB. 28,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER       DESCRIP-    FEB 28,
DESCRIPTION            1993      EXPENSES                   TION     ACCOUNTS       TION        1994
- - ------------------- -----------  ----------   ----------  ---------  ----------  ---------- -----------

Land and land
  development costs $ 6,436,000               $3,164,000  Closings  $2,091,000    Reclass   $ 5,363,000
Land, land options
  and costs of comm.
  in planning         4,846,000                                     (2,091,000)   Reclass     2,755,000
Rental property       2,387,000                1,012,000  Closings                            1,375,000
Income producing
  property under
  development            98,000                                                                  98,000
                    -----------  ----------   ----------             ----------             ----------
                    $13,767,000               $4,176,000                    $0              $ 9,591,000
                    ===========  ==========   ==========             ==========             ===========

                     BALANCE     CHARGED TO                          CHARGED TO              BALANCE
                     FEB. 28,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER      DESCRIP-    OCT. 31,
DESCRIPTION            1994      EXPENSES                   TION     ACCOUNTS      TION        1994
- - ------------------- -----------  ----------   ----------  ---------  ----------  ---------- -----------

Land and land
  development costs $ 5,363,000  $5,762,000   $3,370,000  Closings                          $ 7,755,000
Land, land options
  and costs of comm.
  in planning         2,755,000                1,123,000  Closings                            1,632,000
Rental property       1,375,000     595,000      716,000  Closings                            1,254,000
Income producing
  property under
  development            98,000                                                                  98,000
                    -----------  ----------   ----------             ----------             -----------
                    $ 9,591,000  $6,357,000   $5,209,000                                    $10,739,000
                    ===========  ==========   ==========             ==========             ===========

SCHEDULE X
HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
SUPPLEMENTAL INCOME STATEMENT INFORMATION


                                         Charged To Cost And Expenses
                                 ----------------------------------------------
                                 October     February    February    February
                                 31, 1994    28, 1994    28, 1993    29, 1992
                                 ----------  ----------  ----------  ----------

Advertising..................... $6,368,000  $8,587,000  $5,895,000  $4,776,000
Depreciation.................... $2,508,000  $3,035,000  $2,924,000  $2,888,000
Maintenance guarantee reserves.. $  669,000  $1,237,000  $2,764,000  $1,257,000

SCHEDULE XI
HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
OCTOBER 31, 1994

                         Gross Amounts (A)(B)(C)(D)
                         ---------------------------
                                        Building/                   Tax      Accumulated
Description                  Land     Improvements     Total       Basis     Depreciation
- - ------------------------ -----------  ------------  ----------- -----------  ------------
 1 Society Hill Florida            0      441,000      441,000      441,000             0
   Lake Worth, FL
   Condominiums
 2.North Brunswick IV        636,000    7,110,000    7,746,000    6,446,000       542,000
   North Brunswick, NJ
   Flex Building
 3 K.Hovnanian Corp.Center   541,000    4,885,000    5,426,000    4,949,000       981,000
   West Palm Beach, FL
   Office Building
 4 Society Hill @ Merimack         0    1,326,000    1,326,000    1,031,000       308,000
   Merrimack, NH
   Condominiums
 5 Hovnanian Corp.Center   1,000,000    4,722,000    5,722,000    5,167,000       981,000
   North Brunswick, NJ
   Retail
 6 Piscataway Retail       1,743,000   10,540,000   12,283,000   11,299,000     1,549,000
   Piscataway, NJ
   Retail Center
 7 Hovnanian Corp. Center    616,000    8,532,000    9,148,000    8,107,000     2,637,000
   North Brunswick, NJ
   Office/Warehouse
 8 Cypress Plaza             678,000    3,385,000    4,063,000    3,629,000       417,000
   Jacksonville, FL
   Retail Center
 9 Lower Saucon               32,000      246,000      278,000      240,000             0
   Bethlehem, PA
   Condominiums
10 Allaire Shopping Center 1,688,000    6,618,000    8,306,000    8,306,000       253,000
   Allaire, NJ
   Retail Center
11 Hidden Meadows            544,000    5,748,000    6,292,000    6,062,000       105,000
   Ocean Twp, NJ
   Condominiums
12 North Brunswick IV        714,000    1,975,000    2,689,000    2,415,000             0
   North Brunswick, NJ
   Flex Building
13 Miscellaneous                   0      269,000      269,000     269,000          8,000
   New Jersey
   Leasehold Improvements
14 Hovnanian Corp. Center  2,702,000    5,171,000    7,873,000    7,051,000             0
   North Brunswick, NJ
   Land/Land Improvement
   Approval & Flex Building
   Under Construction
15 Newark Shopping Center          0    1,342,000    1,342,000   1,342,000              0
   Newark, NJ
   Land Improvement and
   Approval Costs
16 Merrimack Commercial      200,000      100,000      300,000     300,000              0
   Merrimack, NH
   Land/Land Improve.Costs
17 Cypress Plaza           1,744,000    3,822,000    5,566,000   5,126,000              0
   Jacksonville, FL
   Land/Land Improve.
   and Approval Costs
18 Jensen Beach Club         190,000            0      190,000     190,000              0
   Jensen Beach, FL
   Land/Land Improve.
   and Approval Costs
                         -----------  ------------  ----------- -----------  ------------
                         $13,028,000   66,232,000   79,260,000  72,370,000      7,781,000
                         ===========  ============  =========== ===========  ============

(A) Fiscal Year Construction Completed:
    1 - 1985
    2 through 3 - 1987
    4 through 8 - 1990
    9 through 12 - 1993
    14 through 18 - not completed
(B) Depreciable Life:
    40 years - Depreciation expense was $1,175,000 for the eight months ended
    October 31, 1994 and $1,408,000,$1,723,000,and $1,932,000 for the twelve months ended February 28, 1994 and 1993 and February 29, 1992, respectively.
(C) Items marked 14 through 18 consist of land improvement, building construction, and approval costs on land held for future development.


Balance - February 29, 1992                                    79,851,000

     Additions: Improvements                                    5,314,000
                Valuation allowance to reduce inventory
                  to net realizable value                       2,502,000
     Deletions: Transfers to inventories                      (14,633,000)
                Cost of rental condominiums sold               (5,096,000)
                                                             -------------
Balance - February 28, 1993                                     67,938,000

     Additions: Improvements                                     3,635,000
                Transfers from inventories                       6,558,000
                Acquisitions                                     8,020,000
     Deletions: Transfer to fixed assets                        (5,140,000)
                Cost of rental condominiums sold                (1,414,000)
                Cost of retail center sold                        (728,000)
                Abandonment of project                            (202,000)
                                                              -------------
Balance - February 28, 1994                                    $ 83,807,000

     Additions: Improvements                                      2,249,000
                Transfers from inventories                          145,000
     Deletions: Cost of rental condomimiums sold                 (1,806,000)
                Cost of commercial center sold                   (1,243,000)
                Cost of mini storage sold                        (3,892,000)
                                                               -------------
Balance - October 31, 1994                                      $ 79,260,000
                                                               =============
Balance at October 31, 1994 is reported on the consolidated balance sheet as rental and income producing properties under development.


