Form 10-K/A
period 1994-10-31
HOVNANIAN ENTERPRISES INC
filed 1995-02-27
CIK 357294

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                 Form 10K/A
                               Amendment No. 1

                   Annual Report Under Section 13 or 15(d)
                 of the Securities and Exchange Act of 1934


For the transition period March 1, 1994 to October 31, 1994.

Commission File Number 1-8551

Hovnanian Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                           22-1851059
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

10 Highway 35, P. O. Box 500, Red Bank, New Jersey  07701
(Address of principal executive offices)

908-747-7800
(Registrant's telephone number, including area code)

      The undersigned registrant hereby amends the following items and other portions of its Annual Report for the transition period from March 1, 1994 to October 31, 1994 on Form 10K:

     Part III, Item 10 - Directors and Executive Officers of the Registrant (pg. 37)
     Part III, Item 11 - Executive Compensation (pg. 38)
     Part III, Item 12 - Security Ownership of Certain Beneficial Owners and Management (pg. 38)
     Part III, Item 13 - Certain Relationships and Related Transactions
      (pg. 38).

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HOVNANIAN ENTERPRISES, INC.
                                           (Registrant)




DATE:  February 27, 1995               By: /s/Paul W. Buchanan


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company's By-laws provide that the Board of Directors shall consist of nine Directors who shall be elected annually by the shareholders. The Company's Certificate of Incorporation requires that, at any time when any shares of Class B Common Stock are outstanding, one-third of the Directors shall be independent. The Directors of the Company will hold office until the next Annual Meeting of Shareholders on May 2, 1995. Each executive officer holds office for a one year term.

                                                                 Year Became
       Name            Age             Position                  a Director

Kevork S. Hovnanian     71    Chairman of the Board, Chief            l967
                                Executive Officer, and Director
                                of the Company.

Ara K. Hovnanian        37    President and Director of               l981
                                the Company.

Paul W. Buchanan        44    Senior Vice President-Corporate         l982
                                Controller and Director of the
                                Company.

Arthur M. Greenbaum     69    Director of the Company.                1992

Timothy P. Mason        54    Senior Vice President-Adminis-          1980
                                tration/Secretary and Director
                                of the Company.

Desmond P. McDonald     67    Director of the Company.                1982

Peter S. Reinhart       44    Senior Vice President and General       1981
                                Counsel and Director of the
                                Company.

John J. Schimpf         45    Executive Vice President and            1986
                                Director of the Company.

J. Larry Sorsby         39    Senior Vice President-Finance/           N/A
                              Treasurer

Stephen D. Weinroth     56    Director of the Company.                1982

      Mr. K. Hovnanian founded the predecessor of the Company in l959 and has served as Chairman of the Board and Chief Executive Officer of the Company since its incorporation in l967. Mr. K. Hovnanian was also President of the Company from 1967 to April 1988. Mr. Hovnanian is also a director of Midlantic Corporation.

     Mr. A. Hovnanian was appointed President in April 1988, after serving as Executive Vice President from March 1983. Mr. A. Hovnanian is the son of Mr.
K. Hovnanian.

     Mr. Buchanan was appointed Senior Vice President-Corporate Controller in May l990, after serving as Vice President-Corporate Controller from March l983.

     Mr. Greenbaum has been a senior partner of Greenbaum, Rowe, Smith, Ravin & Davis, a law firm since 1953. Mr. Greenbaum qualifies as an independent Director as defined in the Company's Certificate of Incorporation.

      Mr. Mason was appointed Senior Vice President of Administration/ Secretary of the Company in March 1991, after serving as Vice President - Administration and Secretary/Treasurer of the Company from March l982.

      Mr. McDonald has been a Director of Midlantic Bank N.A. since 1976, Executive Committee Chairman of Midlantic Bank N.A. since August 1992 and was President of Midlantic Bank N.A. from 1976 to June 1992. He is also a Director of Midlantic Corporation and was Vice Chairman of Midlantic Corporation from June 1990 to July 1992. Mr. McDonald qualifies as an
independent   Director   as   defined  in  the   Company's   Certificate   of
Incorporation.

      Mr. Reinhart has been Senior Vice President and General Counsel since April 1985.

     Mr. Schimpf has been Executive Vice President of the Company since April 1988.

      Mr. Sorsby was appointed Senior Vice President-Finance/Treasurer of the Company in March 1991, after serving as Vice President/Finance of the Company since September 1988.

      Mr. Weinroth is Co-chairman of the Board and Chief Executive Officer of VETTA Sports, Inc., a worldwide supplier of bicycle parts and accessories and Vice Chairman of SCS Communications, Inc., a media company with publishing and magazine interests. He has held such positions since November 1993 and August 1993, respectively. He is also an independent investor and financial advisor. From July 1989 to April 1992 he was Chairman of the Board and Chief Executive Officer of Integrated Resources, Inc. He was a Managing Director and a member of the Board of Directors of Drexel Burnham Lambert Incorporated from 1981 until 1989. Mr. Weinroth was also Chairman and Chief Executive Officer of Drexel Burnham Lambert Commercial Paper Incorporated during that time. He is a director of Core Holdings B.V.; First Britannia Mezzanine N.V.; SCS Communications, Inc., and VETTA Sports, Inc. In February 1990 and May 1990, Integrated Resources, Inc. and Drexel Burnham Lambert Incorporated, respectively, filed for protection under Chapter 11 of the Federal Bankruptcy Code. Mr. Weinroth qualifies as an independent Director as defined in the Company's Certificate of Incorporation.

Item 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

      The  following table summarizes the compensation paid or accrued by the
Company for the chief executive officer and the other four most highly compensated executives during the transition period March 1, 1994 to October 31,
1994 and the year ended February 28(29), 1994, 1993, and 1992.
                                                                           Long- Term Compensation
                                                                      -------------------------------
                                                                                     Awards
                                         Annual Compensation          -------------------------------
                                    -------------------------------                  Number of
                                                           Other                     Securities            All
                                Year                       Annual     Restricted     Underlying            Other
                                or                         Compen-      Stock        Options     LTIP     Compen-
Name and Principal Position   Period  Salary    Bonus(1)   sation(2)    Awards       SARs(3)    Payouts   sation(4)
- ---------------------------   ------ --------  ---------   ---------  ----------     --------   -------   ---------
Kevork S. Hovnanian     8 mos.10/94  $536,219   $133,334        $0         $0              0      N/A     $ 7,811
   Chairman of the Board of    1994  $720,352   $300,000        $0         $0              0      N/A     $11,038
   Directors, Chief Executive  1993  $681,178   $150,000        $0         $0              0      N/A     $ 9,744
   Officer, and Director of    1992  $643,946   $ 50,000        $0         $0              0      N/A     $ 9,661
   the Company

Ara K. Hovnanian        8 mos.10/94  $520,735   $133,334        $0         $0              0      N/A     $ 6,932
   President and Director      1994  $632,600   $300,000        $0         $0              0      N/A     $16,143
   of the Company              1993  $619,381   $200,000        $0         $0        295,000      N/A     $   947
                               1992  $524,954   $150,000        $0         $0              0      N/A     $ 1,730

John  J.  Schimpf       8 mos.10/94  $144,086   $ 48,251        $0         $0              0      N/A     $18,443
   Executive Vice President    1994  $200,277   $100,000        $0         $0              0      N/A     $15,304
   and Director of the         1993  $186,599   $ 80,000        $0         $0         70,000      N/A     $11,463
   Company                     1992  $175,078   $ 35,000        $0         $0              0      N/A     $18,479

J. Larry Sorsby         8 mos.10/94  $121,403   $ 40,833        $0         $0              0      N/A     $11,085
   Senior Vice President/      1994  $169,371   $ 82,500        $0         $0              0      N/A     $ 7,953
   Finance and Treasurer of    1993  $157,223   $ 60,000        $0         $0         35,000      N/A     $ 5,264
   the  Company                1992  $144,675   $ 30,000        $0         $0              0      N/A     $ 7,207

Peter S. Reinhart       8 mos.10/94  $102,879  $  29,394        $0          $0             0      N/A     $13,748
   Senior Vice President/      1994  $152,022  $  56,800        $0          $0             0      N/A     $12,141
   General Counsel and         1993  $137,945  $  50,000        $0          $0        15,000      N/A     $10,445
   Director of the Company     1992  $147,936  $  20,000        $0          $0             0      N/A     $16,161

- ------

Notes:
(1) Includes awards not paid until after year end.
(2) Includes perquisites and other personal benefits unless the aggregate amount is lesser than either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.
(3) The Company does not have a stock appreciation right ("SAR") program.
(4) Includes accruals under the Company's savings and investment retirement plan (the "Retirement Plan"), deferred compensation plan (the "Deferred Plan") and term life insurance premiums for each of the named executive officers for the transition period March 1, 1994 to October 31, 1994 as follows:

                          Retirement     Deferred       Term
                             Plan          Plan       Insurance     Total
                          ----------    ---------     ---------   ----------
K. Hovnanian...........   $ 7,495        $     0         $316      $ 7,811
A. Hovnanian...........   $ 6,301        $     0         $631      $ 6,932
Schimpf................   $ 9,486        $ 8,521         $436      $18,443
Sorsby.................   $ 7,880        $ 2,839         $366      $11,085
Reinhart...............   $ 9,734        $ 3,702         $312     $13,748

Director Compensation

      Each director who is not an officer of the Company is paid $2,000 per regularly scheduled meeting, $1,000 for each committee meeting attended, $2,000 for special meetings attended, and a bonus. All directors are reimbursed for expenses related to his attendance at Board of Directors and committee meetings. During the transition period March 1, 1994 to October 31, 1994, including an accrued bonus paid on February 6, 1995, Mr. McDonald received $18,500, Mr. Greenbaum received $15,500, and Mr. Weinroth received $18,500.


Option Grants in Last Fiscal Year

      There were no options granted during the transition period March 1, 1994 to October 31, 1994.


Aggregated Option Exercises During the Transition Period March 1, 1994 to October 31, 1994 and Option Values at October 31, 1994

                                             Securities Underlying
                                              Number of Unexer-     Value of Unexercised
                                              cised Options at      In-the-Money Options
                         Shares               October 31, 1994(1)   at October 31, 1994(1)
                        Acquired              ------------------    ----------------------
                            On      Value      Exer-     Unexer-      Exer-       Unexer-
         Name            Exercise   Realized   cisable   cisable      cisable     cisable
- ----------------------   --------  ---------   -------   -------    ------------  -------
Kevork  S.  Hovnanian...       0   $       0    None      None            N/A       N/A
Ara  K.  Hovnanian......       0   $       0   323,333   196,667      $81,563     $     0
John  J.  Schimpf.......       0   $       0    83,333    46,667      $52,500     $     0
J.  Larry  Sorsby.......       0   $       0    32,667    23,333      $18,375     $     0
Peter  S.  Reinhart.....       0   $       0    29,000    10,000      $21,000     $     0
- ------

Notes:
(1) The closing price of the Class A Common Stock on the last trading day of October 1994 on the American Stock Exchange was $6.00.

Ten Year Option Repricings

      For the eight months ended 0ctober 31, 1994, there was no adjustment or amendment to the exercise price of the stock options previously awarded.


Compensation Committee Interlocks and Insider Participation

      Mr. Weinroth is Chairman of the Compensation Committee which also includes Mr. McDonald. Both are non-employee directors and were never officers or employees of the Company. Mr. K. Hovnanian who is Chairman of the Board of Directors and Chief Executive Officer of the Company resigned from the Compensation Committee on May 10, 1994. See "Certain Transactions" for information concerning Messrs. McDonald's and Greenbaum's business relationship with the Company.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The  following table sets forth as of January 13, 1995 the Class A
Common Stock and Class B Common Stock of the Company beneficially owned by each Director, by all Directors and officers of the Company as a group
(including the named individuals) and holders of more than 5%:
                                 Class A Common Stock         Class B Common Stock
                                ------------------------   --------------------------
                               Amount and                  Amount and
                               Nature of                   Nature of
Directors, Nominees and        Beneficial     Percent      Beneficial      Percent
Holders of More Than 5%        Ownership(1)  of Class(2)   Ownership(1)   of Class(2)
- -----------------------------  ------------  -----------   ------------   -----------
Kevork S. Hovnanian(3).......     5,617,637      36.9%     5,788,387(5)     68.1%
Ara K. Hovnanian(4)..........     1,343,088       8.8%     1,202,236        14.2%
Paul W. Buchanan.............        24,013        .2%        19,320          .2%
Arthur M. Greenbaum..........         1,500        --          1,500          --
Timothy P. Mason.............        20,904        .1%        14,257          .2%
Desmond P. McDonald..........         3,750        --          3,750          --
Peter S. Reinhart............        18,855        .1%        15,335          .2%
John J. Schimpf..............        85,419        .6%        45,492          .5%
Stephen D. Weinroth..........         2,250         --         2,250          --
All Directors and officers
  as a group (10 persons)....     7,146,689       47.0%    7,110,587        83.6%
- ------

Notes:
(1) The figures in the table in respect to Class A Common Stock do not include the shares of Class B Common Stock beneficially owned by the specified persons, which shares of Class B Common Stock are convertible at any time on a share for share basis to Class A Common Stock. The figures in the table represent beneficial ownership (including ownership of 392,547 Class A Common Stock Options and 288,120 Class B Common Stock Options, currently exercisable or exercisable within 60 days) and sole voting power and sole investment power except as noted in Notes (3), (4), and (5) below.
(2)  Based  upon  the number of shares outstanding plus options referred  to in Note 1.
(3)  Includes  279,562  shares of Class A Common Stock  and  264,562  shares of Class B Common  Stock as to which Kevork S. Hovnanian has shared voting power and shared investment power. Kevork S. Hovnanian's address is 10 Highway 35, P. O. Box 500, Red Bank, New Jersey 07701.
(4)  Includes  8,350 shares of Class A Common Stock and 10,150 shares  of
     Class B Common Stock as to which Ara K. Hovnanian has shared voting power and shared investment power. Ara K. Hovnanian's address is 10 Highway 35, P. O. Box 500, Red Bank, New Jersey 07701
(5)  Includes  2,829,413 shares of Class B Common Stock held by  the  Kevork
      S. Hovnanian Family  Limited  Partnership,  a  Connecticut  limited
      partnership   (the "Limited Partnership"),  beneficial ownership of which is disclaimed by Kevork S. Hovnanian. Kevork S. Hovnanian's wife, Sirwart Hovnanian, as trustee of the Sirwart Hovnanian 1994 Marital Trust, is the Managing General Partner of the Limited
      Partnership and as such has the sole power to vote and dispose of the shares of Class B Common Stock held by the Limited Partnership.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company's Board of Directors has adopted a general policy providing that it will not make loans to officers or directors of the Company or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $2,000,000 at any one time, and that such loans will be made only with the approval of the members of the Company's Board of Directors who have no interest in the transaction. At October 31, 1994 related party receivables from officers and directors amounted to $1,677,000. Notwithstanding the policy stated above, the Board of Directors of the Company concluded that the following transactions were in the best interests of the Company.

      On  March 1, 1990, the Company sold all the assets and liabilities of its wholly-owned  engineering subsidiary Najarian and Associates ("N &  A")
to the employees  of  N  &  A  for  $3,600,000.  One  of  these  employees and  former President  of  N & A was Tavit O. Najarian, the son-in-law of Mr.
K. Hovnanian, Chairman of the Board and Director of the Company. The sale was approved by members of the Company's Board of Directors who were not
related  to  Mr.Najarian.   At the closing the Company received a cash payment
of $720,000  and a $2,880,000 note.   Originally the note carried an annual
interest rate of 10% and was to amortize over ten years. As long as any portion of the note is outstanding, the Company receives 25% of the net cash
flow.   During  the year  ended  February  29,  1992,  N  &  A began  to
experience  a  significant decrease  in  business  activity.   As a result,
the note was modified by changing the interest rate to prime, add accrued interest from September 1, 1991 to September 1, 1992 to principal and reschedule principal payments over the balance of the term of the note. As a result of continued financial difficulties, a committee consisting of independent directors of the Board of Directors of the Company (the "Committee") engaged an outside consultant to determine the fair market value of the above note. Based on the consultant's findings, the
Committee recommended a reduction in the note including  accrued interest
from  $2,983,000 to $1,100,000 at February 28, 1994.   This  reduction of
the  note  was  charged  to operations during the year  ended  February  28,
1994.   In  addition, the Committee recommended a new term  of  ten  years with annual  interest  on the note of 5% for the first two years adjusting
to  prime thereafter.   Amortization  would begin in year three  with  an
annual minimum amount of 5%, ranging up to 30% in year 10, or 85% of cash flow after interest, whichever is greater. The Committee also recommended a $300,000 discount if the loan was paid in full during the first two years.

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

      Mr.  Desmond  McDonald, a Director of the Company, was  the  President  of
Midlantic   National   Bank  ("Midlantic")  until  July  1992.   Mr. McDonald
currently  owns 10,794 shares of common stock of Midlantic.  Form time to time the Company obtains services and financing from Midlantic. The Company has a Revolving Credit Agreement with a group of banks, including
Midlantic.   At October  31,  1994  the  Company  and  its  subsidiaries  owed
$32,129,000   to Midlantic   pursuant  to  a  Revolving  Credit  Agreement  and
other  financing arrangements.

      Mr. Arthur Greenbaum is a senior partner of Greenbaum, Rowe, Smith, Ravin & David, a law firm retained by the Company during the eight months ended October 31, 1994.


