Form 10-Q
period 1995-01-31
HOVNANIAN ENTERPRISES INC
filed 1995-03-16
CIK 357294

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 1995  or

[   ]  Transition report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For the transition period from             to

Commission file number 1-8551

Hovnanian Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                        22-1851059
(State or other jurisdiction or                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

l0 Highway 35, P.O. Box 500, Red Bank, N. J.  07701
(Address of principle executive offices)

908-747-7800
(Registrant's telephone number, including area code)
Same
(Former name, former address and former fiscal year, if changed since last report)

      Indicate  by  check mark whether  the  registrant  (l)  has  filed  all reports required to be filed by Sections l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,847,335 Class A Common Shares and 8,189,718 Class B Common Shares were outstanding as of March 8, 1995.
                     HOVNANIAN ENTERPRISES, INC.

                              FORM 10Q

                                INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at January 31,
                1995 (unaudited) and October 31, 1994                3

              Consolidated Statements of Income and
                Retained Earnings for the three months
                ended January 31, 1995 and 1994 (unaudited)          5

              Consolidated Statements of Stockholders' Equity
                for the three months ended January 31, 1995
                (unaudited)                                          6

              Consolidated Statements of Cash Flows
                for the three months ended January 31, 1995
                and 1994 (unaudited)                                 7

              Notes to Consolidated Financial
                Statements (unaudited)                               8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                       10

PART II.  Other Information

     Item 6(a)  Exhibit 27 - Financial Data Schedules

     Item 6(b). No reports on Form 8K have been filed during
                the quarter for which this report is filed.

Signatures                                                          19

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)
                                                        January 31,    October 31,
ASSETS                                                      1995           1994
                                                        -----------    -----------
Homebuilding:
   Cash  and cash equivalents..........................   $  9,587        $17,299
                                                        -----------    -----------
  Inventories - At cost, not in excess of net
     realizable value:
    Sold and unsold homes and lots under
     development.......................................    361,167        328,961
    Land and land options held for future
      development or sale..............................     80,140         57,579
                                                        -----------    -----------
      Total Inventories................................    441,307        386,540
                                                        -----------    -----------
  Receivables, deposits, and notes.....................     29,751         25,778
                                                        -----------    -----------
  Property, plant, and equipment - net.................     11,427         11,437
                                                        -----------    -----------
  Prepaid expenses and other assets....................     31,197         26,757
                                                        -----------    -----------
      Total Homebuilding...............................    523,269        467,811
                                                        -----------    -----------
Financial Services:
  Cash and cash equivalents............................        638            138
  Mortgage loans held for sale.........................     14,992         29,459
  Other assets.........................................      1,190          1,451
                                                        -----------    ----------
      Total Financial Services.........................     16,820         31,048
                                                        -----------    -----------
Investment Properties:
  Rental property - net................................     55,642         56,181
  Property under development or held for future
    development........................................     15,225         15,298
  Investment in and advances to unconsolidated
    joint venture......................................      3,902          3,994
  Other assets.........................................      3,764          3,231
                                                        -----------    -----------
      Total Investment Properties......................     78,533         78,704
                                                        -----------    -----------
Collateralized Mortgage Financing:
  Collateral for bonds payable.........................     20,544         21,275
  Other assets.........................................      1,249          1,404
                                                        -----------    -----------
      Total Collateralized Mortgage Financing..........     21,793         22,679
                                                        -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits.............................................     12,955         12,683
                                                        -----------    -----------
Total Assets...........................................   $653,370       $612,925
                                                        ===========    ===========

See notes to consolidated financial statements.

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                                                January 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                1995          1994
                                                                ------------  ------------
Homebuilding:
  Nonrecourse land mortgages...................................    $ 31,248      $ 26,938
  Accounts payable and other liabilities.......................      39,521        42,586
  Customers' deposits..........................................      15,423        12,138
  Nonrecourse mortgage secured by operating property...........       2,930         2,946
                                                                ------------  ------------
      Total Homebuilding.......................................      89,122        84,608
                                                                ------------  ------------
Financial Services:
  Accounts payable and other liabilities.......................         588           772
  Mortgage warehouse line of credit............................       7,244        20,554
                                                                ------------  ------------
      Total Financial Services.................................       7,832        21,326
                                                                ------------  ------------
Investment Properties:
  Accounts payable and other liabilities.......................       1,822         1,731
  Nonrecourse mortgages secured by rental property.............      17,513        17,541
                                                                ------------  ------------
      Total Investment Properties..............................      19,335        19,272
                                                                ------------  ------------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities.......................          16            15
  Bonds collateralized by mortgages receivable.................      19,934        20,815
                                                                ------------  ------------
      Total Collateralized Mortgage Financing..................      19,950        20,830
                                                                ------------  ------------
Notes Payable:
  Revolving credit agreement...................................     148,200        99,200
  Subordinated notes...........................................     200,000       200,000
  Accrued interest.............................................       6,067         5,559
                                                                ------------  ------------
      Total Notes Payable......................................     354,267       304,759
                                                                ------------  ------------
      Total Liabilities........................................     490,506       450,795
                                                                ------------  ------------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000 shares;
    none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,164,704 shares
    (including 345,874 shares held in Treasury)................         149           149
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,549,097 shares
    (including 345,874 shares held in Treasury)................          88            88
  Paid in Capital..............................................      33,858        33,858
  Retained Earnings............................................     134,068       133,334
  Treasury Stock - at cost.....................................      (5,299)       (5,299)
                                                                ------------  ------------
      Total Stockholders' Equity...............................     162,864       162,130
                                                                ------------  ------------
Total Liabilities and Stockholders' Equity......................   $653,370      $612,925
                                                                ============  ============

See notes to consolidated financial statements.

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)
                                                     Three Months Ended
                                                         January 31,
                                                -----------------------------
                                                   1995                1994
                                                ---------           ---------
Revenues:
  Homebuilding:
    Sale of homes.............................. $117,674            $165,862
    Land sales and other revenues..............    3,677               2,426
                                                ---------           ---------
      Total Homebuilding.......................  121,351             168,288
  Financial Services...........................    1,139               1,816
  Investment Properties........................    2,566               2,521
  Collateralized Mortgage Financing............      540                 832
                                                ---------           ---------
      Total Revenues...........................  125,596             173,457
                                                ---------           ---------
Expenses:
  Homebuilding:
    Cost of sales..............................   94,992             130,258
    Selling, general and administrative........   15,634              11,258
                                                ---------           ---------
      Total Homebuilding.......................  110,626             141,516
  Financial Services...........................    2,007               1,645
  Investment Properties........................    1,454               1,360
  Collateralized Mortgage Financing............      514                 969
  Corporate General and Administration.........    3,099               2,585
  Interest.....................................    4,915               5,701
  Other operations.............................    2,193               1,218
  Provision for loan writedown.................                        1,883
                                                ---------           ---------
      Total Expenses............................ 124,808             156,877
                                                ---------           ---------
Income Before Income Taxes......................     788              16,580
                                                ---------           ---------
State and Federal Income Taxes:
  State.........................................     167                 (36)
  Federal.......................................    (113)              5,163
                                                ---------           ---------
    Total Taxes................................       54               5,127
                                                ---------           ---------
Net Income..................................... $    734            $ 11,453
                                                =========           =========
Earnings Per Common Share...................... $   0.03            $   0.50
                                                =========           =========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                                    A Common Stock         B Common Stock
                               ---------------------  ---------------------
                                  Shares                 Shares
                                Issued and             Issued and            Paid-In  Retained    Treasury
                               Outstanding   Amount   Outstanding    Amount  Capital  Earnings     Stock       Total
                               -----------  --------  -----------  --------  -------  ---------   ---------  --------
Balance, October 31, 1994..    14,730,299      $149    8,291,754       $88   $33,858  $133,334     $(5,299)  $162,130

Conversion of Class B to
  Class A common stock......       88,531                (88,531)

Net Income..................                                                     734                    734
                               -----------  --------  -----------  --------  -------  ---------   ---------  --------
Balance, January 31, 1995...    14,818,830     $149    8,203,223       $88   $33,858  $134,068     $(5,299)  $162,864
                               ===========  ========  ===========  ========  =======  =========   =========  ========

See notes to consolidated financial statements.

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                                              Three Months Ended
                                                                   January 31,
                                                             ----------------------
                                                                1995        1994
                                                             ---------   ----------
Cash Flows From Operating Activities:
  Net Income...............................................  $    734     $ 11,453
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation.........................................       994          784
      Gain on sale and retirement of property and assets...       (70)         (82)
      Writedown of loan from sale of subsidiary............                  1,883
      Deferred income taxes................................     1,794        1,433
      Decrease (increase) in assets:
        Escrow cash........................................    (1,700)         540
        Receivables, prepaids and other assets.............    (8,593)       1,655
        Mortgage notes receivable..........................    13,966       (7,412)
        Inventories........................................   (54,767)     (18,325)
      Increase (decrease) in liabilities:
        State and Federal income taxes.....................    (2,066)       3,694
        Customers' deposits................................     3,295       (2,961)
        Interest and other accrued liabilities.............    (1,737)      (3,469)
        Post development completion costs..................      (489)      (1,506)
        Accounts payable...................................      (554)      (3,210)
        Amortization of debenture discounts................                      3
                                                             ---------   ----------
          Net cash used in operating activities............   (49,193)     (15,520)
                                                             ---------   ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets................       249          289
  Investment in property and assets........................      (220)        (185)
  Purchase of property.....................................      (443)        (923)
  Investment in and advances to unconsolidated affiliates..       294          136
  Investment in income producing properties......                 138       (4,646)
          Net cash provided by (used in)                     ---------   ----------
          investing activities.............................        18       (5,329)
                                                             ---------   ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes........................   323,488      191,231
  Principal payments on mortgages and notes................  (284,294)    (172,808)
  Principal payments on subordinated debt..................                 (2,160)
  Investment in mortgage notes receivable..................     1,219        3,100
                                                             ---------   ----------
          Net cash provided by financing activities........    40,413       19,363
                                                             ---------   ----------
Net Increase (Decrease) In Cash............................    (8,762)      (1,486)
Cash Balance, Beginning Of Period..........................    14,537        3,001
                                                             ---------   ----------
Cash Balance, End Of Period................................  $  5,775    $   1,515
                                                             =========   ==========

See notes to consolidated financial statements.

                HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

      1.   The consolidated financial statements, except for the October  31,
1994 consolidated balance sheets, have been prepared without audit.   In  the
opinion of management,  all  adjustments for interim  periods  presented  have
been made, which  include  only  normal  recurring  accruals  and   deferrals
necessary for a fair  presentation  of  consolidated  financial   position,
results of operations, and changes in cash flows. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

     2.  Interest costs incurred, expensed and capitalized were:

                                       Three Months Ended
                                       -------------------
                                       1/31/95    1/31/94
                                       --------   --------
                                     (Dollars in Thousands)

Interest Incurred (1):
  Residential (3)..................    $ 6,989    $ 4,852
  Commercial(4)....................      1,200      1,279
                                       --------   --------
    Total Incurred.................    $ 8,189    $ 6,131
                                       ========   ========
Interest Expensed:
  Residential (3)..................      3,750      4,620
  Commercial (4)...................      1,165      1,081
                                       --------   --------
     Total Expensed................    $ 4,915    $ 5,701
                                       ========   ========
Interest Capitalized at
  Beginning of Period..............    $28,948    $27,925
Plus Interest Incurred.............      8,189      6,131
Less Interest Expensed.............      4,915      5,701
Less Charges to Reserves...........         50         38
                                       --------   --------
Interest Capitalized at
  End of Period ...................    $32,172    $28,317
                                       ========   ========
Interest Capitalized at
  End of Period (5):
  Residential(3)...................    $26,025    $22,020
  Commercial(2)....................      6,147      6,297
                                       --------   -------
    Total Capitalized..............    $32,172    $28,317
                                       ========   ========

(1) Does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to cost of sales.
(4)  Represents interest charged to rental operations.
(5)  Capitalized  commercial  interest at January  31,  1995 includes $139,000
reported  at  October  31,  1994  as  capitalized residential interest.   This
reclassification was the result of the transfer of a senior citizen rental facility from inventory.

      3.  Included in the consolidated balance  sheets  is  total  operating
property    amounting  to  $24,176,000   and   $23,740,000   and   accumulated
depreciation on operating  property amounting to $12,326,000  and  $11,854,000
at January  31,  1995  and  October  31,  1994,  respectively.    Accumulated
depreciation on rental property amounted to $8,255,000 and $7,781,000 at January 31, 1995 and October 31, 1994, respectively.

      4. On May 10, 1994, the Board of Directors of the Company adopted a resolution providing that the date for the year end of the fiscal year of the
Company  be  changed from the last day of February to October  31.   Prior  to
October 31, 1994 the Company filed the reports covering the three month period ended May 31, 1994 and the three and six month periods ended August 31, 1994 on Form 10-Q. The report covering the eight month transition period of March 1 through October 31, 1994 was filed on Form 10-K. Thereafter, the Company will file reports on January 31, April 30, July 31, and October 31.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

      The Company's uses for cash during the three months ended January 31, 1995 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, and interest. The Company provided for its cash requirements from the revolving credit facility, land purchase notes, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

      The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $225,000,000 (the "Revolving Credit Facility") through March 1997. Interest is payable monthly and at various rates of either prime plus 1/2% or Libor plus 2%. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of January 31, 1995, borrowings under the Agreement were $148,200,000.

      The  aggregate  principal amount of subordinated  indebtedness issued by
the Company and outstanding as of October 31, 1994 was $200,000,000.   Annual
sinking fund payments of $20,000,000 are required in April 2001 and 2002 with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005.

       The  Company's  mortgage banking subsidiary  borrows  under   a   bank
warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of January 31, 1995, the aggregate principal amount of all such borrowings was $27,178,000.

       The book value  of  the  Company's  residential  inventories,   rental
condominiums, and commercial  properties  completed  and  under   development
amounted to the following:

                                               January 31,      October 31,
                                                   1995            1994
                                               ------------    ------------

Residential real estate inventory............  $441,307,000    $386,540,000
Residential rental property..................     8,131,000       8,158,000
                                               ------------    ------------
  Total Residential Real Estate..............   449,438,000     394,698,000
Commercial properties........................    62,736,000      63,321,000
                                               ------------    ------------
  Combined Total.............................  $512,174,000    $458,019,000
                                               ============    ============

      Total residential real estate increased $54,740,000 during the three months ended January 31, 1995 primarily as a result of an inventory increase of $54,767,000. The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries later this year, and the Company's overall increase in housing volume. Substantially all residential homes under construction or completed and included in real estate inventory at January 31, 1995 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

      The following table summarizes housing lots in the Company's active selling communities under development:
                                                        (1)          (2)
                                                     Contracted   Remaining
                       Commun-    Approved    Homes      Not      Home Sites
                        ities       Lots     Closed   Closed      Available
                       -------    --------   ------  ----------   ---------

  January 31, 1995....     96      16,124    4,934       1,874       9,316

  October 31, 1994...      86      17,033    5,302       1,794       9,937

(1) Includes 72 and 88 lots under option at January 31, 1995 and October 31, 1994, respectively.

(2) Of the total home lots available, 726 and 641 were under construction or complete (including 121 and 115 models and sales offices) and 1,902 and 2,554 were under option at January 31, 1995 and October 31, 1994, respectively.

      In addition, in substantially completed or suspended developments the Company owned or had under option 336 and 332 home lots at January 31, 1995 and October 31, 1994, respectively. The Company also controls a supply of
land primarily through  options  for  future  development.   This   land   is
consistent with anticipated  home  building   requirements   in  its  housing
markets.   At  January  31, 1995  the Company controlled such land  to  build
13,719 proposed homes, compared to 12,696 homes at October 31, 1994.

      The  Company's commercial properties represent long-term investments in
commercial and retail  facilities  completed  or  under   development   (see
"Investment  Properties" under "Results of Operations").   When   individual
facilities are completed and substantially leased, the Company  will  have the
ability  to  obtain  long-term financing on such properties.   At  January 31,
1995,   the   Company   had   long-term  non-recourse  financing   aggregating
$17,513,000 on two commercial facilities, a decrease of $28,000 from October 31, 1994, due to principal amortization.

     The collateralized mortgages receivable are pledged against non-recourse collateralized mortgage obligations. Residential mortgages receivable amounting to $9,481,000 and $23,460,000 at January 31, 1995 and October 31, 1994, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1995 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1994

       The   Company's  operations  consist  primarily  of residential housing development and sales in its Northeast Region (comprising primarily of New Jersey and eastern Pennsylvania), North Carolina, southeastern Florida, metro
Washington,  D.C.  (northern   Virginia),   and   southwestern    California.
Operations in California began for the first time during the summer of 1994. In addition, the Company develops and operates commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida.

      On May 10, 1994, the Board of Directors of the Company adopted a resolution providing that the date for the year end of the fiscal year of the
Company  be  changed from the last day of February to October 31.   The reports
covering the three month periods ended May 31, 1994 and August 31, 1994 were filed on Form 10-Q. The report covering the eight month transition period of
March  1, 1994 through October 31, 1994 was filed on Form  10-K.   Thereafter,
the Company will file reports as of January 31, April 30, July 31, and October 31.

      Historically, the Company realized a substantial portion of its net income in the fourth quarter of the year and a very small portion or even a loss in the first quarter. As an example, in the old fiscal year ended February 28, 1994, the Company's fourth quarter net income was $11.4 million or 61.0% of the year's total, while the first quarter had a $2.3 million loss. The Company still expects the fourth quarter to show a larger portion of the new fiscal year ended October 31 net income, and the first quarter to show a very small portion of the year's net income.

      As a result of the year end change noted above, the first quarter of the fiscal year ending October 31, 1995 is being compared to a substantial
portion of the old fourth quarter ended February 28, 1994.   Since  the  home
sales revenue volume is significantly  lower  for  the  three  months  ended
January 31, 1995, certain  comparisons (primarily  overheads)  to  the  three
months ended January 31, 1994 will be unfavorable and misleading.   The first
quarter of the fiscal year ending October 31, 1995 did report net income of $0.7 million compared to the loss noted in the previous paragraph of $2.3
million.  Where applicable  in  the  following  "Results   of   Operations",
comparisons will be made to the three months ended May 31, 1994 which would have been the first quarter of the year ended February 28, 1995 had the year end not been changed.

      At January 31, 1995 the Company's home contract backlog for future delivery was 1,914 homes, with an aggregate sales value of $330.2 million, compared to 2,476 homes, with an aggregate sales value of $358.4 million at the same time last year. For the three months ended January 31, 1995 net contracts signed amounted to $127.2 million or 781 homes, compared to $126.5 million or 922 homes for the same period last year.


Total Revenues:

     Revenues for the three months ended January 31, 1995 decreased $47.9 million or 27.6%, compared to the same period last year. This was a result of decreased revenues from sale of homes of $48.2 million., a $0.7 million decrease in financial services revenues, and a $0.3 million decrease in collateralized mortgage financing revenues. These decreases were partially offset by a $1.3 million increase in land sales and other homebuilding revenues.


Homebuilding:

      Sale of homes revenues decreased $48.2 million, or 29.1% during the three months ended January 31, 1995, compared to the same period last year. Sale of homes revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                             Three Months Ended    Three Months
                                January 31,            Ended
                             -------------------      May 31,
                               1995       1994         1994
                             --------   --------   ------------
                                  (Dollars in Thousands)

Northeast Region:
  Housing Revenues.......... $ 72,874   $123,367      $ 48,000
  Homes Delivered...........      395        741           311

North Carolina:
  Housing Revenues.......... $ 21,585   $ 21,317      $ 24,363
  Homes Delivered...........      135        164           177

Florida:
  Housing Revenues.......... $ 15,917   $ 14,947      $ 11,573
  Homes Delivered...........      104        124            87

Metro Washington, D.C.:
  Housing Revenues.......... $  4,886   $  5,866      $  8,441
  Homes Delivered...........       25         33            52

California:
  Housing Revenues.......... $  2,094        --            --
  Homes Delivered...........       11        --            --

Other:
  Housing Revenues.......... $    318   $    365      $    499
  Homes Delivered...........        6          6             8

Totals:
  Housing Revenues.......... $117,674   $165,862      $ 92,876
  Homes Delivered...........      676      1,068           635

      The three months ended January 31, 1995 sale of homes revenues decrease (compared to the prior year) was due to the Company's change in year end. Average sales prices have increased from $155,302 for the January 31, 1994 period to $173,817 for the January 31, 1995 period. In the Northeast Region one reason average sales prices are increasing is because of the Company's diversified product mix of more detached single family homes and larger townhouses with garages designed for the move-up buyer. In Florida, average sales prices are increasing as a result of the addition of new higher priced
single family  developments.   In  North  Carolina,  average  sales   prices
increased primarily due to the addition of higher priced communities to their line of homes previously offered for sale. In Metro Washington, D.C. average sales prices increased because during the three months ended January 31, 1995 there was a higher percentage of single family detached homes delivered than during the three months ended January 31, 1994.

      Cost of sales include expenses for housing and land and lot sales.   A
breakout of such expenses for housing sales and housing gross margin is set forth below:

                                     Three Months Ended
                                        January 31,
                                   ---------------------
                                      1995        1994
                                   ---------   ---------
                                   (Dollars in Thousands)

Sale of Homes...................   $117,674    $165,862
Cost of Sales...................     94,586     129,512
                                   ---------   ---------
Housing Gross Margin............   $ 23,088    $ 36,350
                                   =========   =========

Gross Margin Percentage.........     19.6%       21.9%

      The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, the decrease in the gross margin was also due to the following reasons:

     . Material costs have increased in all markets during the above periods as demand increased for such materials.
     . A change in product mix with an additional 10.0% of home sales coming from North Carolina and Florida where gross margins are traditionally lower.
     . Increased competition in all markets which keeps prices and margins down.

      Selling, general, and administrative expenses increased $4.4 million during the three months ended January 31, 1995 compared to the same period last year. As a percentage of sale of homes revenues such expenses increased to 13.3% for the three months ended January 31, 1995 from 6.8% for the prior
year.   The  increas  in selling, general,  and  administrative expenses  is primarily due to an increased number of communities open for sale, and increased advertising and buyer concessions due to a more competitive sales
environment.   The  increase as a percentage of sale of homes revenues is  the result of a lower volume due to the change in year end (see year end comments above). Selling, general, and administrative expenses for the three months ended May 31, 1994 as a percentage of sale of homes revenues was 14.0%.


Land and Lot Operations:

     Land sales and other revenues consist primarily of land and lot sales, title insurance activities, interest income, contract deposit forfeitures, and during the three months ended January 31, 1995, California housing management operations.

     A breakout of land and lot sales is set forth below:

                                                 Three Months Ended
                                                    January 31,
                                                 --------------------
                                                    1995       1994
                                                 ---------  ---------

Land and Lot Sales.............................   $ 1,307    $ 1,121
Cost of Sales..................................       406        746
                                                 ---------  ---------
Land and Lot Sales Gross Margin................   $   901    $   375
                                                 =========  =========

Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

     In May 1994, the Company purchased a homebuilding and management company in California for $0.8 million. Although no new management contracts are being obtained, the existing contracts resulted in $0.7 million of revenues for the three months ended January 31, 1995. Included in Other Operations (see below) are expenses associated with the California homebuilding management operations, and amortization of a portion of the acquisition price of management contracts.


Financial Services

      Financial services consists primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary
market.   Approximately  30%  and   20%  of the  Company's homebuyers obtained
mortgages   originated   by   the   Company's  wholly-owned  mortgage banking
subsidiaries during the years ended October 31, 1994 and 1993, respectively. For the three months ended January 31, 1995 a loss was incurred primarily due to expansion costs into other Company housing markets, reduced volume, and
reduced interest rate spreads, due to increased competition.   Most  servicing
rights on new mortgages originated by the Company will be sold as the loans are closed.


Investment Properties

      Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. At January 31, 1995, the Company owned and was leasing two office buildings, three office/warehouse facilities, three retail centers, and a senior citizen rental community in
New Jersey.   Investment  Properties expenses do not include interest expense which is reported below under "Interest."

Collateralized Mortgage Financing

      In the years prior to February 29, 1988 the Company pledged mortgage loans originated by its mortgage banking subsidiaries against collateralized mortgage obligations ("CMO's"). Subsequently the Company discontinued its CMO program. As a result, CMO operations are diminishing as pledged loans are decreasing through principal amortization and loan payoffs, and related
bonds are reduced.   In  recent years,  the Company  has  sold  CMO  pledged
mortgages. The cost of such sales and the write-off of unamortized issuance expenses resulted in the loss during the three months ended January 31, 1994.


Corporate General and Administrative

      Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses includes the Company's long term improvement initiatives of total quality, process redesign, and training. Such initiatives resulted in additional expenses for the three months ended January 31, 1995 over 1994 amounting to approximately
$0.4 million.    Excluding   such   initiatives,   Corporate   general  and
administration expenses increased $0.1 million during the three months ended January 31, 1995 compared to the same period last year, or 4.4%. As a percentage of total revenues such expenses were 2.6% and 1.5% for the three
months ended January  31, 1995 and 1994, respectively.   As a percentage  of
total revenues such expenses were 3.2% for the three months ended May 31, 1994.


Interest

      Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                                          Three Months Ended
                                              January 31,
                                         --------------------
                                           1995       1994
                                        ---------   ---------

Sale of Homes.........................  $  3,727    $  4,607
Land and Lot Sales....................        23          13
Rental Properties.....................     1,165       1,081
                                        ---------   ---------
Total.................................  $  4,915    $  5,701
                                        =========   =========

Housing interest as a percentage of sale of homes revenues amounted to 3.2% and 2.8% for the three months ended January 31, 1995 and 1994, respectively. The increase of interest as a percentage of sale of homes revenues is primarily attributable to increased interest rates on the Company's line of credit.

Other Operations

      Other  operations  consisted  primarily  of  title insurance activities,
miscellaneous   residential   housing  operations  expenses, amortization  of
prepaid subordinated note issuance expenses, corporate owned life insurance loan interest, and California housing management operations (see "Land Sales and Other Revenues" above). During the three months ended January 31, 1995
other expenses included  California  homebuilding  management  expenses   and
amortization of purchased management contracts totaling $0.8 million.


Total Taxes

      Total taxes as a percentage of income before income taxes amounted to 6.9% and 30.9% for the three months ended January 31, 1995 and 1994, respectively. The low percentage for the three months ended January 31, 1995 was due primarily to permanent differences between book and tax income. The lower income before income taxes is the greater the impact such differences have on taxes as a percentage of income. Deferred federal and state income
tax   assets  primarily  represents  the  deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


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



                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE: 3/16/95                       /S/KEVORK S. HOVNANIAN
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and
                                    Chief Executive Officer



DATE: 3/16/95                       /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller