Form 10-Q
period 1995-04-30
HOVNANIAN ENTERPRISES INC
filed 1995-06-12
CIK 357294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 1995  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,886,899 Class A Common Shares and 8,150,154 Class B Common Shares were outstanding as of May 31, 1995.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at April 30,
                1995 (unaudited) and October 31, 1994                3

              Consolidated Statements of Income for the
                three and six months ended April 30, 1995
                and 1994 (unaudited)                                 5

              Consolidated Statements of Stockholders' Equity
                for the six months ended April 30, 1995
                (unaudited)                                          6

              Consolidated Statements of Cash Flows
                for the six months ended April 30, 1995
                and 1994 (unaudited)                                 7

              Notes to Consolidated Financial
                Statements (unaudited)                               8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                       10

PART II.  Other Information

     Item 4.     Submission of Matters to a Vote of Security
                 Holders                                            18

     Item 6(a).  Exhibit 27 - Financial Data Schedules

     Item 6(b).  No reports on Form 8K have been filed during
                the quarter for which this report is filed.

Signatures                                                          19

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                      April 30,     October 31,
          ASSETS                                         1995           1994
                                                     -----------    -----------
Homebuilding:
  Cash and cash equivalents.........................   $  9,039       $ 17,299
                                                     -----------    -----------
  Inventories - At cost, not in excess of net
     realizable value:
    Sold and unsold homes and lots under
     development....................................    398,403        328,961
    Land and land options held for future
      development or sale...........................     52,659         57,579
                                                     -----------    -----------
      Total Inventories.............................    451,062        386,540
                                                     -----------    -----------

  Receivables, deposits, and notes..................     35,979         25,778
                                                     -----------    -----------

  Property, plant, and equipment - net..............     12,387         11,437
                                                     -----------    -----------

  Prepaid expenses and other assets.................     35,371         26,757
                                                     -----------    -----------
      Total Homebuilding............................    543,838        467,811
                                                     -----------    -----------

Financial Services:
  Cash and cash equivalents.........................        372            138
  Mortgage loans held for sale......................     21,409         29,459
  Other assets......................................      1,505          1,451
                                                     -----------    -----------
      Total Financial Services......................     23,286         31,048
                                                     -----------    -----------

Investment Properties:
  Rental property - net.............................     53,622         56,181
  Property under development or held for future
    development.....................................     15,716         15,298
  Investment in and advances to unconsolidated
    joint venture...................................      3,766          3,994
  Other assets......................................      4,257          3,231
                                                     -----------    -----------
      Total Investment Properties...................     77,361         78,704
                                                     -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable......................     20,258         21,275
  Other assets......................................        881          1,404
                                                     -----------    -----------
      Total Collateralized Mortgage Financing.......     21,139         22,679
                                                     -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits..........................................     13,033         12,683
                                                     -----------    -----------
Total Assets........................................   $678,657       $612,925
                                                     ===========    ===========

See notes to consolidated financial statements.

                          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                        April 30,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                       1995          1994
                                                        ----------  -----------
Homebuilding:
  Nonrecourse land mortgages..........................   $ 23,128     $ 26,938
  Accounts payable and other liabilities..............     30,080       42,586
  Customers' deposits.................................     17,262       12,138
  Nonrecourse mortgage secured by operating property..      2,925        2,946
                                                        ----------  -----------
      Total Homebuilding..............................     73,395       84,608
                                                        ----------  -----------
Financial Services:
  Accounts payable and other liabilities..............        606          772
  Mortgage warehouse line of credit...................     14,876       20,554
                                                        ----------  -----------
      Total Financial Services........................     15,482       21,326
                                                        ----------  -----------
Investment Properties:
  Accounts payable and other liabilities..............      1,789        1,731
  Nonrecourse mortgages secured by rental property....     26,661       17,541
                                                        ----------  -----------
      Total Investment Properties.....................     28,450       19,272
                                                        ----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities..............                      15
  Bonds collateralized by mortgages receivable........     19,400       20,815
                                                        ----------  -----------
      Total Collateralized Mortgage Financing.........     19,400       20,830
                                                        ----------  -----------
Notes Payable:
  Revolving credit agreement..........................    172,500       99,200
  Subordinated notes..................................    200,000      200,000
  Accrued interest....................................      5,810        5,559
                                                        ----------  -----------
      Total Notes Payable.............................    378,310      304,759
                                                        ----------  -----------
      Total Liabilities...............................    515,037      450,795
                                                        ----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,221,421 shares
    (including 345,874 shares held in Treasury).......        152          149
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,507,380 shares
    (including 345,874 shares held in Treasury).......         85           88
  Paid in Capital.....................................     33,935       33,858
  Retained Earnings...................................    134,747      133,334
  Treasury Stock - at cost............................     (5,299)      (5,299)
                                                        ----------  -----------
      Total Stockholders' Equity......................    163,620      162,130
                                                        ----------  -----------
Total Liabilities and Stockholders' Equity.............  $678,657     $612,925
                                                        ==========  ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                          Three Months Ended   Six Months Ended
                                               April 30,          April 30,
                                          ------------------  ------------------
                                            1995      1994      1995     1994
                                          --------  --------  --------  --------
Revenues:
  Homebuilding:
    Sale of homes........................ $139,607  $192,564  $257,281  $358,426
    Land sales and other revenues........    3,618     3,184     7,295     5,610
                                          --------  --------  --------  --------
      Total Homebuilding.................  143,225   195,748   264,576   364,036
  Financial Services.....................    1,685     2,405     2,824     4,221
  Investment Properties..................    1,920     2,660     4,486     5,181
  Collateralized Mortgage Financing......      454       763       994     1,595
                                          --------  --------  --------  --------
      Total Revenues.....................  147,284   201,576   272,880   375,033
                                          --------  --------  --------  --------
Expenses:
  Homebuilding:
    Cost of sales........................  113,618   151,267   208,610   281,525
    Selling, general and administrative..   17,622    21,281    33,256    32,539
                                          --------  --------  --------  --------
      Total Homebuilding.................  131,240   172,548   241,866   314,064
  Financial Services.....................    2,104     2,191     4,111     3,836
  Investment Properties..................    1,521     1,838     2,975     3,198
  Collateralized Mortgage Financing......      542       868     1,056     1,837
  Corporate General and Administration...    3,126     2,903     6,225     5,488
  Interest...............................    6,511     6,863    11,426    12,564
  Other operations.......................    1,507     2,760     3,700     3,978
  Provision for loan writedown...........                                  1,883
                                          --------  --------  --------  --------
      Total Expenses...................... 146,551   189,971   271,359   346,848
                                          --------  --------  --------  --------
Income Before Income Taxes................     733    11,605     1,521    28,185
                                          --------  --------  --------  --------
State and Federal Income Taxes:
  State...................................     339       311       506       275
  Federal.................................    (285)    3,363      (398)    8,526
                                          --------  --------  --------  --------
    Total Taxes..........................       54     3,674       108     8,801
                                          --------  --------  --------  --------
Net Income............................... $    679  $  7,931  $  1,413  $ 19,384
                                          ========  ========  ========  ========
Earnings Per Common Share................ $   0.03  $   0.35  $   0.06  $   0.85
                                          ========  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                                    A Common Stock         B Common Stock
                               ---------------------  ---------------------
                                  Shares                 Shares
                                Issued and             Issued and            Paid-In  Retained   Treasury
                               Outstanding   Amount   Outstanding    Amount  Capital  Earnings    Stock       Total
                               -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, October 31, 1994...   14,730,299      $149    8,291,754       $88   $33,858  $133,334    $(5,299)  $162,130

Sale of common stock under
  employee stock option
  plan......................       15,000                                         77                              77

Conversion of Class B to
  Class A common stock......      130,248         3     (130,248)       (3)

Net Income..................                                                             1,413                 1,413
                               -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, April 30, 1995.....   14,875,547      $152    8,161,506       $85   $33,935  $134,747    $(5,299)  $163,620
                               ===========  ========  ===========  ========  =======  =========  =========  ========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                                             Six Months Ended
                                                                 April 30,
                                                          ----------------------
                                                             1995        1994
                                                          ----------  ----------
Cash Flows From Operating Activities:
  Net Income............................................  $   1,413   $  19,384
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation......................................      2,031       1,641
      Loss (gain) on sale and retirement of property
        and assets......................................        (21)        398
      Writedown of loan from sale of subsidiary.........                  1,883
      Deferred income taxes.............................      3,028         464
      Decrease (increase) in assets:
        Escrow cash.....................................       (725)      1,329
        Receivables, prepaids and other assets..........    (19,004)      2,349
        Mortgage notes receivable.......................      6,956      (6,658)
        Inventories.....................................    (64,522)     21,464
      Increase (decrease) in liabilities:
        State and Federal income taxes..................     (3,378)      3,887
        Customers' deposits.............................      5,178      (6,212)
        Interest and other accrued liabilities..........     (2,572)     (2,414)
        Post development completion costs...............     (1,969)       (280)
        Accounts payable................................     (8,012)      8,292
                                                          ----------  ----------
          Net cash provided by (used in) operating
            activities..................................    (81,597)     45,527
                                                          ----------  ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets.............      1,046       4,646
  Investment in property and assets.....................     (1,326)     (5,600)
  Purchase of property..................................     (1,904)     (1,123)
  Investment in and advances to unconsolidated affiliates       238        (809)
  Investment in income producing properties.............      1,417      (1,222)
                                                          ----------  ----------
          Net cash used in investing activities.........       (529)     (4,108)
                                                          ----------  ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes.....................    599,195     312,822
  Principal payments on mortgages and notes.............   (527,579)   (358,789)
  Principal payments on subordinated debt...............                 (2,160)
  Investment in mortgage notes receivable...............      1,900       5,141
  Proceeds from sale of stock...........................         77
                                                          ----------  ----------
          Net cash provided by (used in) financing
            activities..................................     73,593     (42,986)
                                                          ----------  ----------
Net Decrease In Cash....................................     (8,533)     (1,567)
Cash Balance, Beginning Of Period.......................     14,537       3,001
                                                          ----------  ----------
Cash Balance, End Of Period.............................  $   6,004   $   1,434
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

     2.  Interest costs incurred, expensed and capitalized were:

                                     Three Months Ended     Six Months Ended
                                     -------------------   ------------------
                                     4/30/95    4/30/94    4/30/95   4/30/94
                                     --------   --------   --------  --------
                                              (Dollars in Thousands)

Interest Incurred (1):
  Residential (3)..................  $ 7,279    $ 5,331    $14,268   $10,183
  Commercial(4)....................    1,472      1,220      2,672     2,499
                                     --------   --------   --------  --------
    Total Incurred.................  $ 8,751    $ 6,551    $16,940   $12,682
                                     ========   ========   ========  ========
Interest Expensed:
  Residential (3)..................  $ 5,082    $ 5,623    $ 8,832   $10,243
  Commercial (4)...................    1,429      1,240    $ 2,594     2,321
                                     --------   --------   --------  --------
     Total Expensed................  $ 6,511    $ 6,863    $11,426   $12,564
                                     ========   ========   ========  ========
Interest Capitalized at
  Beginning of Period..............  $32,172    $28,317    $28,948   $27,925
Plus Interest Incurred.............    8,751      6,551     16,940    12,682
Less Interest Expensed.............    6,511      6,863     11,426    12,564
Less Charges to Reserves...........      198         97        248       135
Less Sale of Assets................                 355                  355
                                     --------   --------   --------  --------
Interest Capitalized at
  End of Period ...................  $34,214    $27,553    $34,214   $27,553
                                     ========   ========   ========  ========
Interest Capitalized at
  End of Period (5):
  Residential(3)...................  $28,024    $21,631    $28,024   $21,631
  Commercial(2)....................    6,190      5,922      6,190     5,922
                                     --------   -------    --------  --------
    Total Capitalized..............  $34,214    $27,553    $34,214   $27,553
                                     ========   ========   ========  ========

(1) Does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to cost of sales.
(4)  Represents interest charged to rental operations.
(5) Capitalized commercial interest at April 30, 1995 includes $139,000 reported at October 31, 1994 as capitalized residential interest. This reclassification was the result of the transfer of a senior citizen rental facility from inventory.

     3. Included in the consolidated balance sheets is total operating property amounting to $25,563,000 and $23,740,000 and accumulated depreciation on operating property amounting to $12,779,000 and $11,854,000 at April 30, 1995 and October 31, 1994, respectively. Accumulated depreciation on rental property amounted to $8,505,000 and $7,781,000 at April 30, 1995 and October 31, 1994,
respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the six months ended April 30, 1995 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, and interest. The Company provided for its cash requirements from the revolving credit facility, land purchase notes, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $225,000,000 (the "Revolving Credit Facility") through March 1998. Interest is payable monthly and at various rates of either prime plus 1/2% or Libor plus 2%. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of April 30, 1995, borrowings under the Agreement were $172,500,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of October 31, 1994 was $200,000,000. Annual sinking fund payments of $20,000,000 are required in April 2000 and 2001 with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005,
respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of April 30, 1995, the aggregate principal amount of all such borrowings was $34,276,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                               April 30,      October 31,
                                                 1995            1994
                                             ------------    ------------

Residential real estate inventory..........  $451,062,000    $386,540,000
Residential rental property................     6,524,000       8,158,000
                                             ------------    ------------
  Total Residential Real Estate............   457,586,000     394,698,000
Commercial properties......................    62,814,000      63,321,000
                                             ------------    ------------
  Combined Total...........................  $520,400,000    $458,019,000
                                             ============    ============

     Total residential real estate increased $62,888,000 during the six months ended April 30, 1995 primarily as a result of an inventory increase of $64,522,000. The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries later this year, and the Company's overall increase in housing volume. Substantially all residential homes under construction or completed and included in real estate inventory at April 30, 1995 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development:
                                                        (1)          (2)
                                                     Contracted   Remaining
                       Commun-    Approved    Homes      Not      Home Sites
                        ities       Lots     Closed   Closed      Available
                       -------    --------   ------  ----------   ---------

  April 30, 1995.....      86      15,263    4,410       2,117       8,736

  October 31, 1994...      86      17,033    5,302       1,794       9,937

(1) Includes 47 and 88 lots under option at April 30, 1995 and October 31, 1994, respectively.

(2) Of the total home lots available, 579 and 641 were under construction or complete (including 132 and 115 models and sales offices) and 1,760 and 2,554 were under option at April 30, 1995 and October 31, 1994, respectively.

     In addition, in substantially completed or suspended developments the Company owned or had under option 450 and 332 home lots at April 30, 1995 and October 31, 1994, respectively. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At April 30, 1995 the Company controlled such land to build 13,860 proposed homes, compared to 12,696 homes at October 31, 1994.

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At April 30, 1995, the Company had long-term non-recourse financing aggregating $26,661,000 on four commercial facilities, an increase from October 31, 1994, due to financing obtained for two New Jersey facilities amounting to $9,200,000 offset by $80,000 in principal amortization.

     The collateralized mortgages receivable are pledged against non-recourse collateralized mortgage obligations. Residential mortgages receivable amounting to $16,293,000 and $23,460,000 at April 30, 1995 and October 31, 1994,
respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1995 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 1994

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprising primarily of New Jersey and eastern Pennsylvania), North Carolina, southeastern Florida, metro Washington, D.C. (northern Virginia), and southern California. Operations in California began for the first time during the summer of 1994. In addition, the Company develops and operates commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida.

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

     Historically, the Company realized a substantial portion of its net income in the fourth quarter of the year and a very small portion or even a loss in the first two quarters. As an example, in the old fiscal year ended February 28, 1994, the Company's fourth quarter net income was $11.4 million or 61.0% of the year's total, while the first two quarters had a net income of $2.5 million.
The Company still expects the fourth quarter to show a larger portion of the new fiscal year ended October 31 net income, and the first two quarters to show a very small portion of the year's net income.

     As a result of the year end change noted above, the first two quarters of the fiscal year ending October 31, 1995 is being primarily compared to November 1993 and the old fourth quarter ended February 28, 1994. Since the home sales revenue volume is significantly lower for the three and six months ended April 30, 1995, certain comparisons (primarily overheads) to the three and six months ended April 30, 1994 will be unfavorable and misleading. Where applicable in the following "Results of Operations", comparisons will be made to the three and six months ended August 31, 1994.

     At April 30, 1995 the Company's home contract backlog for future delivery was 2,197 homes, with an aggregate sales value of $387.8 million, compared to 2,175 homes, with an aggregate sales value of $320.6 million at the same time last year. For the six months ended April 30, 1995 net contracts signed amounted to $316.3 million or 1,909 homes, compared to $270.8 million or 1,873 homes for the same period last year.


Total Revenues:

     Revenues for the three months ended April 30, 1995 decreased $54.3 million or 26.9%, compared to the same period last year. This was a result of decreased revenues from sale of homes of $53.0 million, a $0.7 million decrease in financial services revenues, a $0.7 million decrease in investment properties revenues, and a $0.3 million decrease in collateralized mortgage financing revenues. These decreases were partially offset by a $0.4 million increase in land sales and other homebuilding revenues.

     Revenues for the six months ended April 30, 1995 decreased $102.2 million or 27.2%, compared to the same period last year. This was a result of decreased revenues from sale of homes of $101.2 million., a $1.4 million decrease in financial services revenues, a $0.7 million decrease in investment properties revenues, and a $0.6 million decrease in collateralized mortgage financing revenues. These decreases were partially offset by a $1.7 million increase in land sales and other homebuilding revenues.


Homebuilding:

     Sale of homes revenues decreased $53.0 million and $102.2 million, or 27.5% and 28.2% during the three and six months ended April 30, 1995, compared to the same periods last year. Sale of homes revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                                                                Six Months
                        Three Months Ended  Six Months Ended      Ended
                            April 30,           April 30,       August 31,
                        ------------------  ------------------  ----------
                          1995      1994      1995      1994       1994
                        --------  --------  --------  --------  ----------
                                    (Dollars in Thousands)

Northeast Region:
  Housing Revenues..... $ 89,536  $136,073  $164,410  $259,440  $126,531
  Homes Delivered......      508       844       903     1,585       808

North Carolina:
  Housing Revenues..... $ 23,083  $ 27,198  $ 44,667  $ 48,515  $ 53,102
  Homes Delivered......      148       203       283       367       382

Florida:
  Housing Revenues..... $ 13,931  $ 14,215  $ 29,848  $ 29,162  $ 27,976
  Homes Delivered......       95       112       199       236       203

Metro Washington, D.C.:
  Housing Revenues..... $  9,021  $ 14,955  $ 13,907  $ 20,822  $ 15,727
  Homes Delivered......       52        85        77       118        89

California:
  Housing Revenues..... $  3,166       --   $  5,260      --         --
  Homes Delivered......       16       --         27      --         --

Other:
  Housing Revenues..... $    870  $    123  $  1,189  $    487  $  1,273
  Homes Delivered......       27         2        33         8        19

Totals:
  Housing Revenues..... $139,607  $192,564  $257,281  $358,426  $224,609
  Homes Delivered......      846     1,246     1,522     2,314     1,501

     The three and six months ended April 30, 1995 decrease in sale of homes revenues (compared to the prior year) were due to the Company's change in year end. Average sales prices have increased from $154,895 for the six months ended April 30, 1994 to $169,041 for the six months ended April 30, 1995. In the Northeast Region one reason average sales prices are increasing is because of the Company's diversified product mix of more detached single family homes and larger townhouses with garages designed for the move-up buyer. In Florida, average sales prices are increasing as a result of the addition of new higher priced single family developments. In North Carolina, average sales prices increased primarily due to the addition of higher priced communities to their line of homes previously offered for sale. In Metro Washington, D.C. average sales prices increased because during the six months ended April 30, 1995 there was a higher percentage of single family detached homes delivered than during the six months ended April 30, 1994.

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                 Three Months Ended       Six Months Ended
                                     April 30,                April 30,
                                ---------------------   ---------------------
                                   1995        1994       1995        1994
                                ---------   ---------   ---------   ---------
                                            (Dollars in Thousands)

Sale of Homes...................$139,607    $192,564    $257,281    $358,426
Cost of Sales................... 112,121     150,477     206,707     279,989
                                ---------   ---------   ---------   ---------
Housing Gross Margin............$ 27,486    $ 42,087    $ 50,574    $ 78,437
                                =========   =========   =========   =========

Gross Margin Percentage.........   19.7%      21.9%       19.7%       21.9%

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, the decrease in the gross margin was also due to the following reasons:

     .  Material costs have increased in all markets during the above periods as demand increased for such materials.
     . A change in product mix with an additional 9.4% of home sales coming from North Carolina, Florida, and California where gross margins are traditionally lower.
     . Increased competition in all markets which keeps prices and margins down.

     Selling, general, and administrative expenses decreased $3.7 million during the three months ended April 30, 1995 and increased $0.7 million during the six months ended April 30, 1995 compared to the same periods last year. As a percentage of sale of homes revenues such expenses increased to 12.6% and 12.9% for the three and six months ended April 30, 1995, respectively, from 11.1% and 9.1% for the prior year. The six month increase in selling, general, and administrative expenses is primarily due to an increased number of communities open for sale, and increased advertising and buyer concessions due to a more competitive sales environment. The increase as a percentage of sale of homes revenues is the result of a lower volume due to the change in year end (see year end comments above). Selling, general, and administrative expenses for the three and six months ended August 31, 1994 as a percentage of sale of homes revenues was 13.1% and 13.5%, respectively.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales, title insurance activities, interest income, contract deposit forfeitures, and during the three and six months ended April 30, 1995, California housing management operations.

     A breakout of land and lot sales is set forth below:

                                      Three Months Ended    Six Months Ended
                                           April 30,           April 30,
                                      ------------------   ------------------
                                        1995      1994       1995      1994
                                      --------  --------   --------  --------

Land and Lot Sales................... $ 1,999   $ 1,221    $ 3,306   $ 2,342
Cost of Sales........................   1,497       790      1,903     1,536
                                      --------  --------   --------  --------
Land and Lot Sales Gross Margin...... $   502   $   431    $ 1,403   $   806
                                      ========  ========   ========  ========

Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

     In May 1994, the Company purchased a homebuilding and management company in California for $0.8 million. Although no new management contracts are being obtained, the existing contracts resulted in $0.8 million of revenues for the six months ended April 30, 1995. Included in Other Operations (see below) are expenses associated with the California homebuilding management operations, and amortization of a portion of the acquisition price of management contracts.


Financial Services

     Financial services consists primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. Approximately 30% and 20% of the Company's homebuyers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiaries during the years ended October 31, 1994 and 1993, respectively. For the three and six months ended April 30, 1995 a loss was incurred primarily due to expansion costs into other Company housing markets, reduced volume, and reduced interest rate spreads, due to increased competition. Most servicing rights on new mortgages originated by the Company will be sold as the loans are closed.


Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. At April 30, 1995, the Company owned and was leasing two office buildings, three office/warehouse facilities, three retail centers, and a senior citizen rental community in New Jersey. Investment Properties expenses do not include interest expense which is reported below under "Interest."

Collateralized Mortgage Financing

     In the years prior to February 29, 1988 the Company pledged mortgage loans originated by its mortgage banking subsidiaries against collateralized mortgage obligations ("CMO's"). Subsequently the Company discontinued its CMO program. As a result, CMO operations are diminishing as pledged loans are decreasing through principal amortization and loan payoffs, and related bonds are reduced. In recent years, the Company has sold CMO pledged mortgages. The cost of such sales and the write-off of unamortized issuance expenses has resulted in losses.


Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Corporate general and administration expenses increased $0.2 million and $0.7 million during the three and six months ended April 30, 1995 compared to the same period last year, or 7.7% and 13.4%. As a percentage of total revenues such expenses were 2.1% and 2.3% for the three and six months ended April 30, 1995 and 1.4% and 1.5% for the three and six months ended April 30, 1994. As a percentage of total revenues such expenses were 3.0% and 3.0% for the three and six months ended August 31, 1994.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                                Three Months Ended    Six Months Ended
                                      April 30,           April 30,
                                ------------------    ------------------
                                  1995      1994        1995     1994
                                --------  --------    --------  --------

Sale of Homes.................. $ 5,030   $ 5,554     $ 8,757   $10,161
Land and Lot Sales.............      52        69          75        82
Rental Properties..............   1,429     1,240       2,594     2,321
                                --------  --------    --------   -------
Total.......................... $ 6,511   $ 6,863     $11,426   $12,564
                                ========  ========    ========  ========

Housing interest as a percentage of sale of homes revenues amounted to 3.6% and 3.4% for the three and six months ended April 30, 1995 and 2.9% and 2.8% for the three and six months ended April 30, 1994. The increase of interest as a percentage of sale of homes revenues is primarily attributable to increased interest rates on the Company's line of credit.
Other Operations

     Other operations consisted primarily of title insurance activities, miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses, corporate owned life insurance loan interest, and California housing management operations (see "Land Sales and Other Revenues" above). During the six months ended April 30, 1995 other expenses included California homebuilding management expenses and amortization of purchased management contracts totaling $1.1 million.


Total Taxes

     Total taxes as a percentage of income before income taxes amounted to 7.4% and 7.1% for the three and six months ended April 30, 1995, respectively, and 31.7% and 31.2% for the three and six months ended April 30, 1994, respectively. The low percentage for the three and six months ended April 30, 1995 was due primarily to permanent differences between book and tax income and tax credits. The lower income before income taxes is the greater the impact such differences have on taxes as a percentage of income. Deferred federal and state income tax assets primarily represents the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


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


Item 4.  Submission to Matters to a Vote of Security Holders

     The Company held its annual stockholders meeting on May 2, 1995 at 10:30 a.m. in the Board Room of the American Stock Exchange, 13th floor, 86 Trinity Place, New York, New York. The following matters were voted at the meeting:

     . Election of all Directors to hold office until the next Annual Meeting of Stockholders. The elected Directors were:

     ..  Kevork S. Hovnanian
     ..  Ara K. Hovnanian
     ..  Paul W. Buchanan
     ..  Arthur Greenbaum
     ..  Timothy P. Mason
     ..  Desmond P. McDonald
     ..  Peter S. Reinhart
     ..  John J. Schimpf
     ..  Stephen D. Weinroth

     . Ratification of the selection of Kenneth Leventhal and Company as certified independent accountants for fiscal year ending October 31, 1995.

     ..  Votes For      85,161,305
     ..  Votes Against      70,335
     ..  Abstain            28,099



                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  June 12, 1995                /S/KEVORK S. HOVNANIAN
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and
                                    Chief Executive Officer



DATE:  June 12, 1995                /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller