Form 10-Q
period 1995-07-31
HOVNANIAN ENTERPRISES INC
filed 1995-08-30
CIK 357294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10Q
[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JULY 31, 1995  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 15,367,322 Class A
Common Shares and 8,361,479 Class B Common Shares were outstanding as of
 August 25, 1995.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER
 PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at July 31,
                1995 (unaudited) and October 31, 1994                3

              Consolidated Statements of Income for the
                    three and nine months ended July 31, 1995
                and 1994 (unaudited)                                 5

              Consolidated Statements of Stockholders' Equity
                for the nine months ended July 31, 1995
                (unaudited)                                          6
              Consolidated Statements of Cash Flows
                     for the nine months ended July 31, 1995
                and 1994 (unaudited)                                 7

              Notes to Consolidated Financial
                Statements (unaudited)                               8

     Item 2.  Management's Discussion and Analysis
                       of Financial Condition and Results
                of Operations                                       10

PART II.  Other Information

     Item 6(a).  Exhibit 27 - Financial Data Schedules

            Item 6(b).  No reports on Form 8K have been filed during
                 the quarter for which this report is filed.
Signatures                                                          18

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                                       July 31,     October 31,
          ASSETS                                         1995           1994
                                                     -----------    -----------
Homebuilding:
  Cash and cash equivalents.........................   $ 11,315       $ 17,299
                                                     -----------    -----------
  Inventories - At cost, not in excess of net
     realizable value:
    Sold and unsold homes and lots under
     development....................................    419,909        328,961
    Land and land options held for future
      development or sale...........................     64,973         57,579
                                                     -----------    -----------
      Total Inventories.............................    484,882        386,540
                                                     -----------    -----------

  Receivables, deposits, and notes..................     30,263         25,778
                                                     -----------    -----------

  Property, plant, and equipment - net..............     12,763         11,437
                                                     -----------    -----------

  Prepaid expenses and other assets.................     36,716         26,757
                                                     -----------    -----------
      Total Homebuilding............................    575,939        467,811
                                                     -----------    -----------

Financial Services:
  Cash and cash equivalents.........................        219            138
  Mortgage loans held for sale......................     22,712         29,459
  Other assets......................................      1,640          1,451
                                                     -----------    -----------
      Total Financial Services......................     24,571         31,048
                                                     -----------    -----------

Investment Properties:
  Rental property - net.............................     58,527         56,181
  Property under development or held for future
    development.....................................     16,012         15,298
  Investment in and advances to unconsolidated
    joint venture...................................      3,673          3,994
  Other assets......................................      4,463          3,231
                                                     -----------    -----------
      Total Investment Properties...................     82,675         78,704
                                                     -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable......................     19,155         21,275
  Other assets......................................      1,029          1,404
                                                     -----------    -----------
      Total Collateralized Mortgage Financing.......     20,184         22,679
                                                     -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits..........................................     12,454         12,683
                                                     -----------    -----------
Total Assets........................................   $715,823       $612,925
                                                     ===========    ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                         July 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                       1995          1994
                                                        ----------  ----------
Homebuilding:
  Nonrecourse land mortgages..........................   $ 24,783     $ 26,938
  Accounts payable and other liabilities..............     50,465       42,586
  Customers' deposits.................................     19,599       12,138
  Nonrecourse mortgage secured by operating property..      2,914        2,946
                                                        ----------  ----------
     Total Homebuilding...............................     97,761       84,608
                                                        ----------  ----------
Financial Services:
  Accounts payable and other liabilities..............        689          772
  Mortgage warehouse line of credit...................     17,179       20,554
                                                        ----------  ----------
     Total Financial Services.........................     17,868       21,326
                                                        ----------  ----------
Investment Properties:
  Accounts payable and other liabilities..............      1,917        1,731
  Nonrecourse mortgages secured by rental property....     31,589       17,541
                                                        ----------  ----------
     Total Investment Properties......................     33,506       19,272
                                                        ----------  ----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities..............         14           15
  Bonds collateralized by mortgages receivable........     18,499       20,815
                                                        ----------  ----------
     Total Collateralized Mortgage Financing..........     18,513       20,830
                                                        ----------  ----------
Notes Payable:
  Revolving credit agreement..........................    176,200       99,200
  Subordinated notes..................................    200,000      200,000
  Accrued interest....................................      6,270        5,559
                                                        ----------  ----------
     Total Notes Payable.............................     382,470      304,759
                                                        ----------  ----------
     Total Liabilities...............................     550,118      450,795
                                                        ----------  ----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,308,904 shares
    (including 345,874 shares held in Treasury).......        153          149
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,419,897 shares
    (including 345,874 shares held in Treasury).......         84           88
  Paid in Capital.....................................     33,935       33,858
  Retained Earnings...................................    136,832      133,334
  Treasury Stock - at cost............................     (5,299)      (5,299)
                                                        ----------  ----------
Total Stockholders' Equity............................    165,705      162,130
                                                        ----------  -----------
Total Liabilities and Stockholders' Equity............   $715,823     $612,925
                                                        ==========  ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)

                                          Three Months Ended  Nine Months Ended
                                               July 31,            July 31,
                                          ------------------  ------------------
                                            1995      1994      1995     1994
                                          --------  --------  --------  --------
Revenues:
  Homebuilding:
    Sale of homes........................ $163,375  $119,074  $420,656  $477,500
    Land sales and other revenues........    4,835     2,016    12,130     7,626
                                          --------  --------  --------  --------
     Total Homebuilding..................  168,210   121,090   432,786   485,126
  Financial Services.....................    1,897     1,460     4,721     5,681
  Investment Properties..................    2,524     2,059     7,010     7,240
  Collateralized Mortgage Financing......      522       937     1,516     2,532
                                          --------  --------  --------  --------
Total Revenues...........................  173,153   125,546   446,033   500,579
                                          --------  --------  --------  --------
Expenses:
  Homebuilding:
    Cost of sales........................  132,173    97,988   340,783   379,513
    Selling, general and administrative..   22,147    15,320    55,403    47,792
                                          --------  --------  --------  --------
      Total Homebuilding.................  154,320   113,308   396,186   427,305
  Financial Services.....................    2,413     1,885     6,524     5,721
  Investment Properties..................    1,380     1,586     4,355     4,784
  Collateralized Mortgage Financing......      553     1,130     1,609     2,967
  Corporate General and Administration...    2,798     4,039     9,023     9,594
  Interest...............................    7,214     4,929    18,640    17,493
  Other operations.......................    1,404     2,056     5,104     6,034
  Provision for loan writedown...........                                  1,883
                                          --------  --------  --------  --------
Total Expenses...........................  170,082   128,933   441,441   475,781
                                          --------  --------  --------  --------
Income(Loss) Before Income Taxes.........    3,071    (3,387)    4,592    24,798
                                          --------  --------  --------  --------
State and Federal Income Taxes:
  State..................................      383       546       889       821
  Federal................................      603    (1,228)      205     7,298
                                          --------  --------  --------  -------
Total Taxes..............................      986      (682)    1,094     8,119
                                          --------  --------  --------  -------
Net Income(Loss)......................... $  2,085  $ (2,705) $  3,498  $ 16,679
                                          ========  ========  ========  ========
Earnings Per Common Share................ $    .09  $  (.12)  $    .15  $    .73
                                          ========  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                                  A Common Stock         B Common Stock
                             ------------- -------  --------------------
                                Shares                 Shares
                              Issued and             Issued and            Paid-In  Retained   Treasury
                             Outstanding   Amount   Outstanding    Amount  Capital  Earnings    Stock       Total
                             -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, October 31, 1994... 14,730,299      $149    8,291,754       $88   $33,858  $133,334    $(5,299)  $162,130

Sale of common stock under
  employee stock option
  plan......................     15,000                                         77                              77

Conversion of Class B to
  Class A common Stock......    217,731         4     (217,731)       (4)

Net Income..................                                                 3,498                 3,498

                             -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, July 31, 1995...... 14,963,030      $153    8,074,023       $84   $33,935  $136,832    $(5,299)  $165,705
                             ===========  ========  ===========  ======== ========  =========  =========  ========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                                             Nine Months Ended
                                                                   July 31,
                                                           ---------------------
                                                              1995        1994
                                                           ----------  ----------
Cash Flows From Operating Activities:
 Net Income..............................................  $   3,498   $  16,679
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation.......................................      3,033       2,326
      Loss (gain) on sale and retirement of property
        and assets.......................................         59         908
      Writedown of loan from sale of subsidiary..........                  1,883
      Deferred income taxes..............................      3,634         390
      Decrease (increase) in assets:
        Escrow cash......................................     (1,407)      2,056
        Receivables, prepaids and other assets...........    (15,596)     (2,880)
        Mortgage notes receivable........................      5,751      (5,608)
        Inventories......................................    (98,342)    (33,910)
      Increase (decrease) in liabilities:
        State and Federal income taxes...................     (3,405)     (2,092)
        Customers' deposits..............................      7,540      (5,570)
        Interest and other accrued liabilities...........     (1,305)     (5,342)
        Post development completion costs................     (2,657)         65
        Accounts payable.................................     12,575       3,831
                                                           ----------  ---------
           Net cash used in operating activities..........    (86,622)   (27,264)
                                                           ----------  ---------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets..............      1,046       5,665
  Investment in property and assets......................     (1,326)     (7,128)
  Purchase of property...................................     (2,689)     (2,400)
  Investment in and advances to unconsolidated affiliates        331      (1,406)
  Investment in income producing properties..............     (4,438)     (1,026)
                                                           ----------  ---------
          Net cash used in investing activities..........     (7,076)     (6,295)
                                                           ----------  ---------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes......................    763,129     519,688
  Principal payments on mortgages and notes..............   (679,959)   (495,568)
  Principal payments on subordinated debt................                 (2,160)
  Investment in mortgage notes receivable................      3,651      11,464
  Proceeds from sale of stock............................         77
                                                           ----------  ---------
          Net cash provided by financing activities......     86,898      33,424
                                                           ----------  ---------
Net Decrease In Cash.....................................     (6,800)       (135)
Cash Balance, Beginning Of Period........................     14,537       3,001
                                                           ----------  ---------
Cash Balance, End Of Period..............................  $   7,737   $   2,866
                                                           ========== ==========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     1. The consolidated financial statements, except for the October 31, 1994 consolidated balance sheets, have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made, whichinclude only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

     2.  Interest costs incurred, expensed and capitalized were:

                                     Three Months Ended     Nine Months Ended
                                     -------------------   ------------------
                                     7/31/95    7/31/94    7/31/95   7/31/94
                                     --------   --------   --------  --------
                                              (Dollars in Thousands)
Interest Incurred (1):
  Residential (3)..................  $  8,448   $  5,435   $ 23,683  $ 15,618
  Commercial(4)....................     1,305      1,271      4,095     3,770
                                     --------   --------   --------  --------
    Total Incurred.................  $  9,753   $  6,706   $ 27,778  $ 19,388
                                     ========   ========   ========  ========
Interest Expensed:
  Residential (3)..................  $  5,858   $  3,674   $ 14,690  $ 13,917
  Commercial (4)...................     1,356      1,255      3,950     3,576
                                     --------   --------   --------  --------
     Total Expensed................  $  7,214   $  4,929   $ 18,640  $ 17,493
                                     ========   ========   ========  ========
Interest Capitalized at
  Beginning of Period..............  $ 35,831   $ 27,553   $ 29,480  $ 27,925
Plus Interest Incurred.............     9,753      6,706     27,778    19,388
Less Interest Expensed.............     7,214      4,929     18,640    17,493
Less Charges to Reserves...........        73         66        321       201
Less Sale of Assets................                                       355
                                     --------   --------   --------  --------
Interest Capitalized at
  End of Period ...................  $ 38,297   $ 29,264   $ 38,297  $ 29,264
                                     ========   ========   ========  ========
Interest Capitalized at
  End of Period (5):
  Residential(3)...................  $ 31,922   $ 23,326   $ 31,922  $ 23,326
  Commercial(2)....................     6,375      5,938      6,375     5,938
                                     --------   --------   --------  --------
    Total Capitalized..............  $ 38,297   $ 29,264   $ 38,297  $ 29,264
                                     ========   ========   ========  ========

(1) Does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense.
(4) Represents interest allocated to or incurred on long term debt for investment properties and charged to interest expense.
(5) Capitalized commercial interest at July 31, 1995 includes $257,000 reported at October 31, 1994 as capitalized residential interest. This reclassification was the result of the transfer of two senior citizen rental facilities from inventory.

     3. Included in the consolidated balance sheets is total operating property amounting to $26,429,000 and $23,740,000 and accumulated depreciation on operating property amounting to $13,288,000 and $11,854,000 at July 31, 1995 and October 31, 1994, respectively. Accumulated depreciation on rental property amounted to $8,958,000 and $7,781,000 at July 31, 1995 and October 31, 1994,
respectively.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the nine months ended July 31, 1995 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, and interest. The Company provided for its cash requirements from the revolving credit facility, land purchase notes, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $225,000,000 (the "Revolving Credit Facility") through March 1998. Interest is payable monthly and at various rates of either prime plus 1/2% or Libor plus 2%. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of July 31, 1995, borrowings under the Agreement were $176,200,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of October 31, 1994 was $200,000,000. Annual sinking fund payments of $20,000,000 are required in April 2000 and 2001 with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005, respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi- builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of July 31, 1995, the aggregate principal amount of all such borrowings was $35,678,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:
                                               July 31,       October 31,
                                                 1995            1994
                                             ------------    ------------

Residential real estate inventory..........  $484,882,000    $386,540,000
Residential rental property................    13,862,000       8,158,000
                                             ------------    ------------
  Total Residential Real Estate............   498,744,000     394,698,000
Commercial properties......................    60,677,000      63,321,000
                                             ------------    ------------
  Combined Total...........................  $559,421,000    $458,019,000
                                             ============    ============

     Total residential real estate increased $104,046,000 during the nine months ended July 31, 1995 primarily as a result of an inventory increase of $98,342,000. The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries later this year, and the Company's overall increase in housing volume. Substantially all residential homes under construction or completed and included in real estate inventory at July 31, 1995 are expected to be closed during the next twelve months. The Company's residential rental property increased primarily due to the Company's completion of a second senior citizen rental complex consisting of 75 homes. The Company expects to receive federal tax credits on this rental complex. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development:
                                                        (1)          (2)
                                                     Contracted   Remaining
                       Commun-    Approved    Homes      Not      Home Sites
                        ities       Lots     Closed   Closed      Available
                       -------    --------   ------  ----------   ---------

  July 31, 1995.....       89      15,728    4,519       2,164       9,045

  October 31, 1994...      86      17,033    5,302       1,794       9,937

(1) Includes 47 and 88 lots under option at July 31, 1995 and October 31, 1994, respectively.

(2) Of the total home lots available, 578 and 641 were under construction or complete (including 147 and 115 models and sales offices) and 2,381 and 2,554 were under option at July 31, 1995 and October 31, 1994, respectively.

      In addition, in substantially completed or suspended developments the Company owned or had under option 372 and 332 home lots at July 31, 1995 and October 31, 1994, respectively. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At July 31, 1995 the Company controlled such land to build 12,757 proposed homes, compared to 12,696 homes at October 31, 1994.

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At July 31, 1995, the Company had longterm non-recourse financing aggregating $31,589,000 on six commercial facilities, an increase from October 31, 1994, due to financing obtained for two New Jersey and two Florida facilities amounting to $14,200,000 offset by $152,000 in principal amortization.

     The collateralized mortgages receivable are pledged against non-recourse collateralized mortgage obligations. Residential mortgages receivable amounting to $18,244,000 and $23,460,000 at July 31, 1995 and October 31, 1994,
respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1995 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 1994

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

     On May 10, 1994, the Board of Directors of the Company adopted a resolution providing that the date for the year end of the fiscal year of the Company be changed from the last day of February to October 31. The reports covering the three month periods ended May 31, 1994 and August 31, 1994 were filed on Form 10Q. The report covering the eight month transition period of March 1, 1994 through October 31, 1994 was filed on Form 10-K. Thereafter, the Company will file reports as of January 31, April 30, July 31, and October 31.

     Historically, the Company has realized a substantial portion of its net income in the fourth quarter of the year. As an example, in the old fiscal year ended February 28, 1994, the Company's fourth quarter net income was $11.4 million or 61.0% of the year's total. The Company still expects the fourth quarter to show a larger portion of the new fiscal year ended October 31 net income, and the first three quarters to show a small portion of the year's net income.

     As a result of the year end change noted above, the first three quarters of the fiscal year ending October 31, 1995 is being primarily compared to November 1993 and the old fourth quarter ended February 28, 1994. Since the home sales revenue volume is significantly lower for the nine months ended July 31, 1995, certain comparisons (primarily overheads) to the nine months ended July 31, 1994 will be unfavorable and misleading.

    At July 31, 1995 the Company's home contract backlog for future delivery was 2,259 homes, with an aggregate sales value of $407.3 million, compared to 2,040 homes, with an aggregate sales value of $320.3 million at the same time last year. For the nine months ended July 31, 1995 net contracts signed amounted to $491.6 million or 2,951 homes, compared to $380.1 million or 2,552 homes for the same period last year.


Total Revenues:

   Revenues for the three months ended July 31, 1995 increased $47.6 million or 37.9%, compared to the same period last year. This was a result of increased revenues from sale of homes of $44.3 million, a $2.8 million increase in land sales and other homebuilding revenues, a $0.4 million increase in financial services revenues, and a $0.5 million increase in investment properties revenues. These increases were partially offset by a $0.4 million decrease in collateralized mortgage financing revenues.

     Revenues for the nine months ended July 31, 1995 decreased $54.5 million or 10.9%, compared to the same period last year. This was a result of decreased revenues from sale of homes of $56.8 million, a $1.0 million decrease in financial services revenues, a $0.2 million decrease in investment properties revenues, and a $1.0 million decrease in collateralized mortgage financing revenues. These decreases were partially offset by a $4.5 million increase in land sales and other homebuilding revenues.

Homebuilding:

     Sale of homes revenues increased $44.3 million or 37.2% during the three months ended July 31, 1995 and decreased $56.8 million, or 11.9% during the nine months ended July 31, 1995, compared to the same periods last year.
Sale of homes revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended  Nine Months Ended
                             July 31,           July 31,
                        ------------------  -----------------
                          1995      1994      1995      1994
                        --------  --------  --------  -------
                               (Dollars in Thousands)

Northeast Region:
  Housing Revenues..... $101,431  $ 66,054  $263,840  $325,495
  Homes Delivered......      610       443     1,513     2,028

North Carolina:
  Housing Revenues..... $ 29,670  $ 27,934  $ 74,338  $ 76,449
  Homes Delivered......      188       201       471       568

Florida:
  Housing Revenues..... $ 14,037  $ 15,298  $ 43,885  $ 44,460
  Homes Delivered......       96       108       295       344

Metro Washington, D.C.:
  Housing Revenues..... $ 12,335  $  8,964  $ 26,242  $ 29,785
  Homes Delivered......       58        49       135       167

California:
  Housing Revenues..... $  5,902        --  $ 11,162        --
  Homes Delivered......       28        --        55        --

Other:
  Housing Revenues..... $     --  $    824  $  1,189  $  1,311
  Homes Delivered......       --        13        33        21

Totals:
  Housing Revenues..... $163,375  $119,074  $420,656  $477,500
  Homes Delivered......      980       814     2,502     3,128

     The three months ended July 31, 1995 increase in sale of homes revenues (compared to the prior year) was primarily due to the increase in the number of homes sold and subsequently delivered. The nine months ended July 31, 1995 decrease in sale of homes revenues (compared to the prior year) was due to the Company's change in year end. Average sales prices have increased from $152,653 for the nine months ended July 31, 1994 to $168,128 for the nine months ended July 31, 1995. In the Northeast Region one reason average sales prices are increasing is because of the Company's diversified product mix of more detached single family homes and larger townhouses with garages designed for the move-up buyer. In Florida, average sales prices are increasing as a result of the addition of new higher priced single family developments. In North Carolina, average sales prices increased primarily due to the addition of higher priced communities. In Metro Washington, D.C. average sales prices increased because there was a higher percentage of single family detached homes delivered.

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:
                                 Three Months Ended       Nine Months Ended
                                       July 31,                July 31,
                                ---------------------   --------------------
                                  1995        1994       1995        1994
                                ---------   ---------   ---------  ---------
                                           (Dollars in Thousands)

Sale of Homes...................$163,375    $119,074    $420,656    $477,500
Cost of Sales................... 128,615      97,903     335,322     377,892
                                ---------   ---------   ---------   ---------
Housing Gross Margin............$ 34,760    $ 21,171    $ 85,334    $ 99,608
                                =========   =========   =========   =========

Gross Margin Percentage.........  21.3%       17.8%       20.3%       20.9%

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. The increase for the three months ended July 31, 1995 was primarily due to a change in product mix with 62.1% of the home sales coming from the Northeast Region where margins are higher, compared to 55.5% for the same period last year. In addition, the Company's product cost reduction efforts are starting to improve the gross margin. The decrease in the gross margin for the nine months ended July 31, 1995 was primarily due to the following reasons:

     .  Material costs have increased in all markets during the above periods as demand increased for such materials.
     . A change in product mix with an additional 5.6% of home sales coming from North Carolina, Florida, Metro Washington D.C., and California where gross margins are lower.
     .  Increased competition in all markets which keeps prices and margins down.
    Selling, general, and administrative expenses increased $6.8 million and $7.3 during the three and nine months ended July 31, 1995, respectively, compared to the same periods last year. As a percentage of sale of homes revenues such expenses increased to 13.6% and 13.2% for the three and nine months ended July 31, 1995, respectively, from 12.9% and 10.1% for the prior year. The three month increase in selling, general, and administrative expenses in dollars is primarily due to increased deliveries and as a percentage due to an increased number of communities open for sale, and increased advertising and buyer concessions due to a more competitive sales environment. The nine month increase as a percentage of sale of homes revenues is the result of a lower volume due to the change in year end
(see year end comments above). The nine month increase in dollars is also due to increased number of communities open for sale, and increased advertising and buyer concessions due to a more competitive sales environment.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales, title insurance activities, interest income, contract deposit forfeitures, and California housing management operations.

     A breakout of land and lot sales is set forth below:

                                      Three Months Ended   Nine Months Ended
                                           July 31,             July 31,
                                      ------------------   ------------------
                                        1995      1994       1995      1994
                                      --------  --------   --------  --------

Land and Lot Sales................... $ 3,109   $   192    $ 6,415   $ 2,534
Cost of Sales........................   3,558        85      5,461     1,621
                                      --------  --------   --------  --------
Land and Lot Sales Gross Margin(Loss) $  (449)  $   107    $   954   $   913
                                      ========  ========   ========  ========

Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down. The loss for the three months ended July 31, 1995 primarily resulted from the writedown of lots in a small parcel of land in New Jersey due to sales prices being lower than book value.

     In May 1994, the Company purchased a homebuilding and management company in California for $0.8 million. Although no new management contracts are being obtained, the existing contracts resulted in $1.0 million and $0.8 million of revenues for the nine months ended July 31, 1995 and 1994, respectively. Included in Other Operations (see below) are expenses associated with the California homebuilding management operations, and amortization of a portion of the acquisition price of management contracts.


Financial Services

     Financial services consists primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. Approximately 30% and 20% of the Company's homebuyers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiaries during the years ended October 31, 1994 and 1993, respectively. For the three months ended July 31, 1995 substantially all of the financial services loss was the result of a mortgage valuation reserve. In August 1995 the Company contracted to sell a substantial number of mortgages it was holding for investment. As a result of the pending sale, in July 1995 the Company established a $469,000 reserve against the carrying value of such mortgages. In addition to the reserve, the balance of the loss for the nine months ended July 31, 1995 was primarily due to expansion costs into other Company housing markets, reduced volume, and reduced interest rate spreads, due to increased competition. Most servicing rights on new mortgages originated by the Company will be sold as the loans are closed.

Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. At July 31, 1995, the Company owned and was leasing two office buildings, three office/warehouse facilities, three retail centers, and two senior citizen rental communities in New Jersey. Investment Properties expenses do not include interest expense which is reported below under "Interest."

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


Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Corporate general and administration expenses decreased $1.2 million and $0.3 million during the three and nine months ended July 31, 1995 compared to the same period last year, or 30.7% and 2.9%. As a percentage of total revenues such expenses were 1.6% and 2.0% for the three and nine months ended July 31, 1995 and 3.2% and 1.9% for the three and nine months ended July 31, 1994.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                                Three Months Ended    Nine Months Ended
                                      July 31,             July 31,
                                ------------------    ------------------
                                  1995      1994        1995     1994
                                --------  --------    --------  --------

Sale of Homes.................. $  5,347  $  3,622    $ 14,104  $ 13,783
Land and Lot Sales.............      511        52         586       134
Rental Properties..............    1,356     1,255       3,950     3,576
                                --------  --------    --------  --------
Total.......................... $  7,214  $  4,929    $ 18,640  $ 17,493
                                ========  ========    ========  ========

Housing interest as a percentage of sale of homes revenues amounted to 3.3% and 3.4% for the three and nine months ended July 31, 1995 and 3.0% and 2.9% for the three and nine months ended July 31, 1994. The increase of interest as a percentage of sale of homes revenues is primarily attributable to increased interest rates on the Company's line of credit.

Other Operations

     Other operations consisted primarily of title insurance activities, miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses, corporate owned life insurance loan interest, and California housing management operations (see "Land Sales and Other Revenues" above). During the nine months ended July 31, 1995 other expenses included California homebuilding management expenses and amortization of purchased management contracts totaling $1.1 million.

Total Taxes

     Total taxes as a percentage of income before income taxes amounted to 32.1% and 23.8% for the three and nine months ended July 31, 1995, respectively, and 32.7% for the nine months ended July 31, 1994 (three months ended July 1994 was a loss). Deferred federal and state income tax assets primarily represents the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.

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

                             HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  August 31, 1995              /S/KEVORK S. HOVNANIAN
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and Chief Executive
                                    Officer



DATE:  August 31, 1995              /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan, Senior Vice President
                                    Corporate Controller