Form 10-K
period 1995-10-31
HOVNANIAN ENTERPRISES INC
filed 1996-01-22
CIK 357294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K



( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the twelve months ended OCTOBER 31, 1995

(    )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                              Name of Each Exchange on
Title of Each Class                           Which Registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of the close of business on January 12, 1996, there were outstanding 15,084,549 shares of the Registrant's Class A Common Stock and 7,952,504 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on the American Stock Exchange) of these shares held by non-affiliates of the Registrant as of January 12, 1996 was $68,065,000. (The value of a share of Class A Common Stock is used as the value for a share of Class B Common Stock as there is no established market for Class B Common Stock and it is convertible into Class A Common Stock on a share-for-share basis.)

Documents Incorporated by Reference:

Part III - Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation l4A in connection with registrant's annual meeting of shareholders to be held in April 1996 which are responsive to Items l0, ll, l2 and l3.

                           HOVNANIAN ENTERPRISES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

Item                                                       Page

                                     PART I

1 and 2        Business and Properties......................   4
   3           Legal Proceedings............................  17
   4           Submission of Matters to a Vote of
                 Security Holders...........................  17
               Executive Officers of the Registrant.........  17
                                     PART II

   5           Market for the Registrant's Common Equity
                 and Related Stockholder Matters............  18

   6           Selected Financial Data......................  19

   7           Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................  20

   8           Financial Statements and Supplementary
                 Data.......................................  35
   9           Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure.................................  35

                                    PART III

  10           Directors and Executive Officers of the
                 Registrant.................................  36

               Executive Officers of the Registrant.........  36

  11           Executive Compensation.......................  37

  12           Security Ownership of Certain Beneficial
                 Owners and Management......................  37

  13           Certain Relationships and Related
                 Transactions...............................  37

                                     PART IV

  14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.......................  38

               SIGNATURES...................................  41

                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

     The Company primarily designs, constructs and markets multi-family attached condominium apartments and townhouses and single family detached homes in planned residential developments in its Northeast Region (comprised primarily of New Jersey and eastern Pennsylvania), in southeastern Florida, in metro Washington, D. C., in North Carolina, and in southwestern California. The Company markets its homes to first time buyers and to first and second time move-up buyers and concentrates on the moderately priced segment of the housing market. The Company has diversified its business, on a limited scale, through mortgage banking, title insurance activities and the development and ownership of commercial properties, primarily in New Jersey, and, to a lesser extent, in Florida.

     The Company employed approximately 960 full-time associates as of October 31, 1995. The Company was incorporated in New Jersey in 1967 and was reincorporated in Delaware in 1982.

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

     The Company concentrates on a segment of the housing market consisting of moderately priced, multi-family attached condominium apartments and townhouses, which are marketed primarily to first time buyers, as well as moderately priced townhouses with garages and single family detached homes, which are marketed primarily to first and second time move-up buyers. In recent years, the Company has diversified its product mix to include more detached single family homes and larger townhouses with garages designed for the move-up buyer. Current base prices for the Company's homes in contract backlog at October 31, 1995 (exclusive of upgrades and options) range from $52,000 to $395,000 in its Northeast Region, from $60,000 to $231,000 in Florida, from $100,000 to $326,000 in metro Washington, D. C., from $90,000 to $341,000 in North Carolina, and from $110,000 to $309,000 in California. Closings generally occur and are reflected in revenues from four to twelve months after sales contracts are signed.
     Information on homes delivered by market area is set forth below:

                                           Eight
                          Year Ended       Months          Year Ended
                     --------------------  Ended      ---------------------
                     October    October    October    February    February
                     31, 1995   31, 1994   31, 1994   28, 1994    28, 1993
                     ---------  ---------  ---------  ---------   ---------
                                 (Housing Revenue in Thousands)

Northeast Region(1):
  Housing Revenues...$492,388   $457,986   $223,582    $389,577    $311,347
  Homes Delivered....   2,707      2,845      1,403       2,527       2,226
  Average Price......$181,894   $160,979   $159,360    $154,165    $139,868

North Carolina:
  Housing Revenues...$115,919   $110,868   $ 78,465    $ 72,639    $ 59,399
  Homes Delivered....     718        808        558         580         517
  Average Price......$161,447   $137,213   $140,618    $125,239    $114,892

Florida:
  Housing Revenues...$ 67,272   $ 58,879   $ 37,076    $ 48,780    $ 19,900
  Homes Delivered....     451        445        265         405         184
  Average Price......$149,162   $132,312   $139,909    $120,444    $108,152

Metro Washington D.C.:
  Housing Revenues...$ 36,006   $ 40,738   $ 25,236    $ 44,783    $  3,327
  Homes Delivered....     186        223        137         288          28
  Average Price......$193,581   $183,130   $184,204    $155,497    $118,821

California:
  Housing Revenues...$ 27,707   $    736   $    736          --          --
  Homes Delivered....     149          4          4          --          --
  Average Price......$185,953   $184,000   $184,000          --          --

Other:
  Housing Revenues...$  1,189   $  1,663   $  1,227    $  1,710    $  3,333
  Homes Delivered....      33         27         20          28          44
  Average Price......$ 36,030   $ 61,593   $ 61,350    $ 61,071    $ 75,750

Combined Total:
  Housing Revenues...$740,481   $670,870   $366,322    $557,489    $397,306
  Homes Delivered....   4,244      4,352      2,387       3,828       2,999
  Average Price......$174,477   $154,152   $153,465    $145,634    $132,480

(1) Excludes suspended operations in New York which are included with New Hampshire in "Other" below.

     Information on homes delivered by product type is set forth below:

                                                Eight
                                Year Ended      Months         Year Ended
                           -------------------- Ended     --------------------
                           October    October   October    February   February
                           31, 1995   31, 1994  31, 1994   28, 1994   28, 1993
                           ---------  --------- ---------  --------   --------
                                     (Housing Revenues in Thousands)

First Time Buyer Product(1)
  Housing Revenues.........$108,052   $ 97,663  $ 47,787   $154,518  $137,613
  Homes Delivered..........     878        962       475      1,310     1,226
  Percentage of Housing
   Revenues................     15%        15%       13%        28%       35%

Move-Up Buyer Product(2)
  Housing Revenues.........$632,429   $573,207  $318,535   $402,971  $259,693
  Homes Delivered..........   3,366      3,390     1,912      2,518     1,773
  Percentage of Housing
   Revenues................     85%        85%       87%        72%       65%

(1) First time buyer product consists of all of the Company's multi-family attached home products other than townhouses with garages.
(2) Move-up buyer product consists of single family detached homes and townhouses with garages.

     The Company's net sales contracts increased to 3,910 homes or $660,033,000 for the year ended October 31, 1995 from 3,546 homes or $546,185,000 for the year ended October 31, 1994. Overall on a dollar basis this increase amounted to 20.8% and was the result of a 10.3% increase in the number of homes contracted and a 9.6% increase in the average home base sales prices. On a market area basis, Florida enjoyed the highest increase of 52.3%, followed by North Carolina with a 24.3% increase, and the Northeast Region with a 10.3% increase. Only Metro Washington D. C. had a decrease which amounted to 3.1%. California was in its first full year of operation and is not comparable to last year.

     In anticipation of future losses the Company has written down certain residential inventories to their estimated fair value. The $2,780,000 impairment loss presented on the consolidated statement of income represents the total aggregate impairment loss of $9,634,000 recorded on inventory at October 31, 1995 net of $6,854,000 of reserves placed on inventories at October 31, 1994 and not used during the current year. See "Notes to Consolidated Financial Statements - Note 11" for additional explanation.

     As of October 31, 1995, the following table summarizes the Company's active communities under development:
                                                              (1)        (2)
                                                       Contracted   Remaining
                          Commun-  Approved    Homes      Not       Home Sites
                           ities     Lots    Delivered  Delivered   Available
                          -------  --------  ---------  ---------   ----------

  Northeast Region......      47     8,562    2,944         872       4,746
  North Carolina........      30     3,012    1,061         235       1,716
  Florida...............      12     1,827      435         232       1,160
  Metro Washington D.C..       7       456      188          22         246
  California............       9       910      115          65         730
                         -------  --------  ---------  ---------   ----------
      Total                  105    14,767    4,743       1,426       8,598
                         =======  ========  =========  =========   ==========

(1)  Includes 97 lots under option.

(2) Of the total home sites available, 420 were under construction or completed (including 119 models and sales offices), 2,353 were under option, and 1,536 were financed through purchase money mortgages.

     In addition, in substantially completed or suspended developments, the Company had 69 homes under construction or completed including 45 homes which are in contract. The Company also owned 254 lots without construction (five in contract) in these substantially completed or suspended developments.

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

     At October 31, 1995 and October 31, 1994, the Company had a backlog of signed contracts for 1,476 homes and 1,810 homes, respectively, with sales values aggregating $275,701,000 and $310,455,000, respectively. Substantially all of the Company's backlog at October 31, 1995 is expected to be completed and closed within the next twelve months. At December 31, 1995 and 1994, the Company's backlog of signed contracts was 1,539 homes and 1,868 homes, respectively, with sales values aggregating $280,074,000 and $323,925,000, respectively.
RESIDENTIAL LAND INVENTORY

     It is the Company's objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in its housing markets. Controlled land as of October 31, 1995, exclusive of communities under development described under "Business and Properties -- Residential Development Activities," is summarized in the following table:

                       Number
                        of          Proposed     Total Land
                      Proposed     Developable    Option         Book
                     Communities     Lots         Price        Value(1)(2)
                     -----------   -----------  -----------    -----------
                                                    (In Thousands)
Northeast Region:
  Under Option.......       40       10,036       $154,260       $26,304
  Owned..............        6        1,184                       26,994
                        --------   -----------                 -----------
     Total...........       46       11,220                       53,298
                        --------   -----------                 -----------
North Carolina:
  Under Option.......        2          129        $ 3,156             1
                        --------   -----------                 -----------
Florida:
  Owned..............        3          992                        2,663
                        --------   -----------                 -----------
Metro Washington, D.C.:
  Under Option........       2          105        $ 3,469            92
  Owned...............       1          191                        2,724
                        --------   -----------                 -----------
     Total............       3          296                        2,816
                        --------   -----------                 -----------
Totals:
  Under Option........      44       10,270                       26,397
  Owned...............      10        2,367                       32,381
                        --------   -----------                ------------
Combined Total........      54       12,637                      $58,778
                        ========   ===========                ============

(1) Properties under option also includes costs incurred on properties not under option but which are under investigation. For properties under option, the Company paid, as of October 31, 1995, option fees and deposits aggregating approximately $8,220,000. As of October 31, 1995, the Company spent an additional $18,177,000 in non-recoverable predevelopment costs on such properties.

(2) The book value of $58,778,000 plus other land inventory costs of $225,000, totals $59,003,000 which is identified on the balance sheet as "Inventories - land, land options, and cost of projects in planning."

     In its Northeast Region, the Company's objective is to control a supply of land sufficient to meet anticipated building requirements for at least three to five years.

     In North Carolina and metro Washington, D.C., some land historically has been acquired from land developers on a lot takedown basis. Under a typical agreement with the lot developer, the Company purchases a minimal number of lots. The balance of the lots to be purchased are covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in North Carolina and metro Washington, D.C., the Company is currently optioning parcels of unimproved land for development.

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

     In California, the Company has focused its development efforts in the southwest region. Here the emphasis is on affordable housing and will consist of single family attached and detached homes. Where possible the Company plans to option developed or partially developed lots with no more than fifty to seventy-five lots to be taken down during any twelve month period.. With a dwindling supply in California of developed lots, some land parcels will be optioned which will require the full range of development activities. Option fees range up to 10% of the land value.

CUSTOMER FINANCING

     At the Company's communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through K. Hovnanian Mortgage, Inc. ("KHM"). Management believes that the ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

     KHM's business consists of providing the Company's customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KHM has its headquarters in Eatontown, New Jersey and operates branch offices in Raleigh, North Carolina and West Palm Beach, Florida. Additionally, KHM originates loans in Pennsylvania.

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

     The Company has completed or acquired and placed into operation the following commercial properties:


                           October 31, 1995                October
                              Square Feet      Percent     31, 1995
  Location                     Total      Leased   Leased     Book Value
  --------                     ------    -------   -------   -----------

North Brunswick, NJ:
  Retail center.............   53,042     51,542     97%     $ 4,622,000
  Office/warehouse building.   86,155     73,926     86%       6,237,000
  Office/warehouse building.   85,680     70,040     82%       6,953,000

Piscataway Township, NJ:
  Retail center.............   97,520     95,701     98%      10,419,000

Allaire, NJ:
  Retail Center.............  116,222    111,410     96%       8,022,000

Franklin Township, NJ:
  Retail Center.............  138,364    138,364    100%            (1)

West Palm Beach, FL:
  Office Building...........   43,290     39,811     92%       4,583,000

Jacksonville, FL - Phase I:
  Office/warehouse building.   42,456     33,008     78%       3,926,000
  Office building...........   35,689     32,310     91%       3,919,000
                              -------   --------   -----     -----------
     Total..................  698,418    646,112     93%     $48,681,000
                              =======   ========   =====     ===========

(1) Property is held in a partnership 50% owned by the Company. The Company's investment in this partnership of $3,803,000 is included in the balance sheet under "Investment In and Advances To
    Unconsolidated Affiliates and Joint Ventures."

(2) Includes 14,130 square feet leased to the Company's Florida
    Division.

     The Company had two residential rental properties at October 31, 1995 both being low income senior citizen communities. These communities consist of 171 condominium apartments and are fully leased. By building these homes the Company expects to qualify for federal tax credits amounting to approximately $12,000,000 over ten years. At October 31, 1995, the net book value of these communities was $11,971,000.

     The Company has the ability to obtain long-term financing on its commercial properties after each property is substantially leased. At October 31, 1995, all the above listed properties except Allaire, New Jersey had non-recourse financing totaling $31,490,000.

     At October 31, 1995, the Company owned two additional parcels of commercial land in New Jersey. One of these parcels is adjacent to the North Brunswick, NJ commercial properties. The Company is seeking opportunities to sell, lease, or develop this property. Its book value at October 31, 1995 amounted to $8,102,000. On the second parcel in Newark, NJ adjacent to its University Heights residential development, the Company is currently planning a 112,000 square foot retail center. Construction will not begin until an anchor tenant is secured. The Company has secured a federal government urban development grant amounting to $3,928,000 to partially defray the cost of developing the facility. At October 31, 1995 the Company had spent $1,384,000 in site preparation costs. At completion the total cost, net of the grant, is estimated to be $9,500,000.

     In addition, the Company owns one parcel of commercial land in Jacksonville, Florida. On a portion of this parcel the Company has constructed 78,145 square feet of office/warehouse and office buildings. The Company will build additional buildings on this parcel after existing space is leased. The book value of the remaining land at October 31, 1995 amounted to $1,509,000.


CERTAIN OPERATING POLICIES AND PROCEDURES

     Financial Goals. The Company is focusing on housing margin improvement and de-emphasizing revenue growth. The Company has been growing rapidly in the last few years. Housing revenues rose from $414 million during the year ended February 28, 1993 to $759 million for the year ended October 31, 1995. While housing revenues have increased, housing margins have decreased from 1993 to 1995. To improve its housing margin, the Company will focus on reducing overheads, increasing associate productivity and reducing construction costs by decreasing construction cycle times and by removing non-value added construction items and using national and regional contracts.

     Strategic Initiatives. In order to help improve housing margins the Company has introduced three strategic initiatives. These initiatives are Partners In Excellence, Process Redesign, and Training.

     Partners In Excellence (the Company's total quality management initiative) is intended to focus on improving the details of every operation. It involves all Company associates through a systematic, team-oriented approach to improvement. It increases the Company's profits by streamlining processes and by reducing errors which cost money.

     Process Redesign is a fundamental rethinking and radical redesign of our processes to achieve dramatic improvements in performance. The Company's Process Redesign is currently focused on two areas: financial planning and reporting and home construction. The financial planning and reporting team is intended to integrate systems and provide flexible and easy access to data from all operating areas in the Company. The home construction team is analyzing the entire production process. It is working to improve estimating, bidding, contracting, budgeting, scheduling, work/materials ordering, receiving, inspecting, and payment processing.

     Training is designed to provide our associates with the knowledge, attitudes, skill and habits necessary to succeed at their jobs. The Company's Training Department regularly conducts training classes in sales, construction, administrative, and managerial areas. In addition, as Process Redesign develops new systems, the Training Department is responsible for educating the Company's associates on the systems, procedures, and operations.

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

     Marketing and Sales. The Company's residential communities are sold principally through on-site sales offices. In order to respond to its customers' needs and trends in housing design, the Company relies upon its internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. The Company makes use of newspaper, radio, magazine, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in its comprehensive marketing program. For the year ended October 31, 1995, the Company's advertising expenditures totaled $12,899,000.

     Customer Service and Quality Control. The Company's associates responsible for customer service participate in pre-closing quality control inspection as well as responding to post-closing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by the Company. In some of its markets the Company is also enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home's materials and workmanship, a two-year warranty for the home's heating, cooling, ventilating, electrical and plumbing systems and a ten-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

     Customer Financing. The Company sells its homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 1995, approximately 34% of the Company's customers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiary, with a substantial portion of the Company's remaining customers obtaining mortgages from various independent lending institutions. Mortgages originated by the Company's wholly-owned mortgage banking subsidiary are sold in the secondary market.

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

     Company Offices. The Company owns its corporate headquarters, a four-story, 24,000 square feet office building located in Red Bank, New Jersey, a 43,290 square feet office building located in West Palm Beach, Florida of which 14,130 square feet house the Florida divisional office, a 17,450 square feet office building located in Winston Salem, North Carolina, and 17,225 square feet in a Middletown, New Jersey condominium office building. The Company leases office space consisting of 40,000 square feet in various New Jersey locations, 12,000 square feet in Fairfax, Virginia, 13,000 square feet in various North Carolina locations, 3,400 square feet in Broward County, Florida, and 5,000 square feet in southwestern California.

ITEM 3 - LEGAL PROCEEDINGS

     During fiscal 1989, the Company became aware that a certain fire-retardant plywood commonly used in the roof construction of multi-family homes may contain a product defect causing accelerated deterioration of the plywood. The Company has determined that such plywood was used principally in 33 of its communities containing approximately 11,750 homes.

     Common areas, including roofs, in each of the Company's multi-family condominium developments are governed and controlled by homeowners' associations for each development, rather than by individual homeowners. Certain of the 33 homeowners' associations in the affected developments have asserted claims against the Company. As of October 31, 1995, the Company had entered separate agreements with all 33 associations (the "Settling Associations").

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended October 31, 1995 no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The number of shares and all data presented on a per share basis in this Form 10-K have been adjusted to give effect to all stock splits. The Company's Class A Common Stock is traded on the American Stock Exchange and was held by approximately 1,200 shareholders of record at January 12, 1996. Prior to the Company's recapitalization in September 1992 the Company's Common Stock was also traded on the American Stock Exchange. (See "Notes to Consolidated Financial Statements - Note 13" for additional explanation on recapitalization.) There is no established public trading market for the Company's Class B Common Stock, which was held by approximately 900 shareholders of record at January 12, 1996. The high and low sales prices for the Company's Class A Common Stock were as follows for each fiscal quarter during the year ended October 31, 1995, the eight months ended October 31, 1994, and the years ended February 28, 1994 and 1993:

                                   Class A Common Stock
               ---------------------------------------------------------------
                Oct. 31, 1995  Oct 31, 1994(1) Feb 28, 1994    Feb 28, 1993
               -------------   --------------  --------------  ---------------
Quarter         High    Low     High    Low     High    Low     High     Low
-------        ------  -----   ------  ------  ------  ------  ------   ------
First........  $6.25   $4.75   $13.88  $9.88   $12.38  $10.50    --      --
Second.......  $6.50   $5.00   $11.38  $7.75   $14.13  $10.63    --      --
Third........  $7.13   $5.25   $ 8.63  $5.75   $18.13  $13.25  $11.25  $ 8.50
Fourth.......  $8.25   $5.31      --     --    $16.00  $13.00  $13.13  $10.63

(1) For eight months ended October 31, 1994 the third period represents the two months September and October 1994.

     Certain debt instruments to which the Company is a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $35,773,000 was free of such restrictions at October 31, 1995. The Company has never paid dividends nor does it currently intend to pay dividends.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and its consolidated subsidiaries and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.

                                                   Eight
                                  Year  Ended      Months                 Year Ended
                               ------------------  Ended    -----------------------------------------
Summary  Consolidated           October   October   October  February   February   February  February
Income Statement Data          31, 1995  31, 1994  31, 1994  28, 1994   28, 1993   29, 1992  28, 1991
------------------------------ --------  --------  --------  --------   ---------  --------  --------
                                         (Unaudited)    (In Thousands Except Per Share Data)
Revenues...................... $777,745  $704,443  $386,585  $587,010   $429,315   $318,527  $275,428
Expenses......................  756,091   687,912   402,090   557,859    414,790    316,633   296,610
Income(loss) before income
  taxes, extraordinary loss
  and cumulative effect of
  change in accounting for
   income taxes...............   21,654    16,531   (15,505)   29,151     14,525      1,894   (21,182)
State  and Federal income tax..   7,526     5,054    (5,075)    9,229      4,735        299    (5,937)
Extraordinary loss.............                                (1,277)
Cumulative effect of change
  in accounting for income
  taxes.......................                                               883
                               --------  --------  --------  --------   ---------  --------  --------
Net  income (loss)............ $ 14,128  $ 11,477  $(10,430) $ 18,645   $  9,790   $  2,478  $(15,245)
                               ========  ========  ========  ========   =========  ========  ========

Earnings per common share:
  Income (loss) before
  extraordinary loss and
  cumulative effect of
  change in accounting
   for income taxes........... $   0.61  $   0.50  $  (0.46) $   0.87  $   0.43   $   0.07  $   (0.74)
Extraordinary loss............                                  (0.05)
Cumulative effect of change
  in accounting for income
  taxes.......................                                             0.04
                               --------  --------  --------  --------  --------   --------  --------
Net  income (loss)............ $   0.61  $   0.50  $  (0.46) $   0.82  $   0.43   $   0.11  $  (0.74)
                               ========  ========  ========  ========  ========   ========  ========
Weighted average number of
   common shares outstanding..   23,032    22,906    22,906    22,821    22,775     21,988    20,695


Summary Consolidated
Balance Sheet Data
------------------------------
Total  assets................. $645,378            $612,925  $539,602  $465,029   $399,455  $437,930
Mortgages and notes payable... $183,044             167,179    68,244  $ 66,699   $105,071  $158,836
Bonds collateralized by
   mortgages receivable....... $ 17,880              20,815    30,343    39,914     49,879    55,456
Participating senior
  subordinated debentures
   and subordinated notes..... $200,000             200,000   200,000   152,157     67,723    71,559
Stockholders' equity.......... $176,335             162,130   171,001   151,937    141,989   125,421

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash uses during the twelve months ended October 31,1995 were for operating expenses, seasonal increases in housing inventories, construction of commercial facilities, income taxes and interest. The Company provided for its cash requirements from outside borrowings, the revolving credit facility, and land purchase notes, as well as from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") which provides a revolving credit and letter of credit line of up to $225,000,000 through March 1998. Interest is payable monthly and at various rates of either prime plus 1/2% or Libor plus 2%. The Company believes that it will be able either to extend the Agreement beyond March 1998 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of October 31, 1995, $80,650,000 of indebtedness was outstanding under the Agreement.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of October 31, 1995 was $200,000,000. Annual sinking fund payments of $20,000,000 are required in April 2001 and 2002 with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities but in fiscal 1988 the Company decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of October 31, 1995, the aggregate outstanding principal amount of such borrowings was $59,735,000.

     The book value of the Company's inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                          October 31,   October 31,
                                             1995          1994
                                          ------------  ------------

Residential real estate inventory.......  $404,413,000  $386,540,000
Residential rental property.............    12,381,000     8,158,000
                                          ------------  ------------
    Total residential real estate.......   416,794,000   394,698,000
Commercial properties...................    62,297,000    63,321,000
                                          ------------  ------------
    Combined Total......................  $479,091,000  $458,019,000
                                          ============  ============

     Total residential real estate increased $22,096,000 from October 31, 1994 to October 31, 1995 as a result of an inventory increase of $17,873,000 and a residential rental property increase of $4,223,000. The increase in residential real estate inventory was primarily due to the Company's expansion into the California market and expansion within some of its existing markets. Residential homes under construction or completed and included in residential real estate inventory at October 31, 1995 are expected to be closed during the next twelve months. The Company's residential rental property increased due to the Company's completion of a second senior citizen rental complex consisting of 75 homes. The Company expects to receive federal low income housing tax credits on this rental complex. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

    The following table summarizes housing lots included in the Company's total residential real estate:

                                     Total         Contracted       Remaining
                                     Home              Not             Lots
                                     Lots          Delivered        Available
                                   --------        ----------       ---------
October 31, 1995:
   Owned..........................  10,279             1,379           8,900
   Optioned.......................  12,823                97          12,726
                                   --------        ----------       ---------
     Total                          23,102             1,476          21,626
                                   ========        ==========       =========

October 31, 1994:
   Owned..........................  11,302             1,721           9,581
   Optioned.......................  13,754                89          13,665
                                   --------        ----------       ---------
     Total                          25,056             1,810          23,246
                                   ========        ==========       =========

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At October 31, 1995 the Company had long-term non-recourse financing aggregating $31,490,000 on six commercial facilities, an increase from October 31, 1994, due to financing obtained for two New Jersey and two Florida facilities amounting to $14,200,000 offset by $251,000 in principal amortization.

     Collateral Mortgage Financing - collateral for bonds payable consists of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - mortgage loans held for sale consist of residential mortgages receivable of which $45,669,000 and $23,460,000 at October 31, 1995 and October 31, 1994, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.

RESULTS OF OPERATIONS - GENERAL

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprised primarily of New Jersey and eastern Pennsylvania), in southeastern Florida, North Carolina, metro Washington D. C. (northern Virginia), and in southwestern California.
Operations in California began for the first time during the eight months ended October 31, 1994, but sales and deliveries were minimal until the year ended October 31, 1995. In addition, the Company develops and operates commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida.

     On May 10, 1994, the Board of Directors of the Company adopted a resolution providing that the date for the year end of the fiscal year of the Company be changed from the last day of February to October 31. The reports covering the three month periods ended May 31, 1994 and August 31, 1994 were filed on Form 10-Q. The report covering the eight month transition period of March 1, 1994 through October 31, 1994 was filed on Form 10-K. Thereafter, the
Company has filed reports as of January 31, April 30, July 31, and October 31. The Company has included an unaudited comparative statement of income for the year ended October 31, 1994 as part of its financial statements. In addition, included in "Notes to Consolidated Financial Statements - Note 2", the
Company has presented unaudited income statement data for the year ended October 31, 1994. To adequately address the Results of Operations, the Company has split the discussion into two sections: one covering the year ended October 31, 1995 compared to the unaudited year ended October 31, 1994, and one covering the eight month transition period ended October 31, 1994, and the years ended February 28, 1994, and 1993.

     During the year ended October 31, 1995, the eight months ended October 31, 1994, and the years ended February 28, 1994 and 1993, the Company's Northeast Region and North Carolina Division consistently produced operating profits. These profits have been reduced by net losses from its other housing divisions, its other operations and the establishment of reserves to reduce the book value of certain residential inventories to their estimated fair value (net realizable value for periods prior to the year ended October 31, 1995 - see "Notes to Consolidated Financial Statements - Note 11.") During the eight months ended October 31, 1994 the Company's operations resulted in a net loss primarily from the losses from other operations, a provision to reduce certain inventory to net realizable value, lower gross margins, and higher selling, general, and administrative expenses due to the expensing of such costs over fewer average monthly home deliveries during the eight month transition period ended October 31, 1994 compared to the average monthly home deliveries over twelve months.


RESULTS OF OPERATIONS - Years Ended October 31, 1995 and 1994

     The Company has presented an audited statement of income for the year ended October 31, 1995 and an unaudited statement of income for the year ended October 31, 1994. Below is management's discussion and analysis of the results of operations for these comparative years.

Total Revenues

     Compared to the year ended October 31, 1994, total revenues for the year ended October 31, 1995 increased $73.3 million, or 10.4%, due to a $69.6 million housing revenue increase, a $6.0 million increase in land sales and other homebuilding revenues, a $0.8 million decrease in investment properties revenues, a $0.4 million decrease in financial services revenues, and a $1.1 million decrease in collateralized mortgage financing revenues.

Homebuilding

     Housing revenues for the year ended October 31, 1995 increased $69.6 million, or 10.3%, compared to the year ended October 31, 1994. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                                             Year Ended
                                        -------------------
                                        October     October
                                        31, 1995    31, 1994
                                        ---------   ---------
                                        (Dollars in Thousands)
Northeast Region:
  Housing Revenues...................   $492,388    $457,986
  Homes Delivered....................      2,707       2,845

North Carolina:
  Housing Revenues...................   $115,919    $110,868
  Homes Delivered....................        718         808

Florida:
  Housing Revenues...................   $ 67,272    $ 58,879
  Homes Delivered....................        451         445

Metro Washington, D. C.:
  Housing Revenues...................   $ 36,006    $ 40,738
  Homes Delivered....................        186         223

California:
  Housing Revenues....................  $ 27,707    $    736
  Homes Delivered.....................       149           4

Other:
  Housing Revenues....................  $  1,189    $  1,663
  Homes Delivered.....................        33          27

Totals:
  Housing Revenues....................  $740,481    $670,870
  Homes Delivered.....................     4,244       4,352

     The increase in housing revenues was primarily the result of increases in average sales prices. The increased average sales prices are primarily the result of diversifying the Company's product mix in the Northeast Region to include more detached single family homes and larger townhouses with garages designed for the move-up buyer. In Florida, average sales prices are increasing as a result of the addition of new higher priced single family developments. In North Carolina, average sales prices increased primarily due to the addition of higher priced communities. In Metro Washington, D.C. average sales prices increased because there was a higher percentage of single family detached homes delivered.


     The Company's contract backlog using base sales prices by market area is set forth below:

                                    October      October
                                    31, 1995     31, 1994
                                   ----------   -----------
                                    (Dollars in Thousands)
Northeast Region:
   Total Contract Backlog..........$176,517       $227,719
   Number of Homes.................     885          1,284

North Carolina:
   Total Contract Backlog..........$ 43,336       $ 39,719
   Number of Homes.................     253            240

Florida:
   Total Contract Backlog..........$ 36,213       $ 30,283
   Number of Homes.................     243            215

Metro Washington, D. C.:
   Total Contract Backlog..........$  6,592       $  7,933
   Number of Homes.................      28             43

California:
   Total Contract Backlog..........$ 13,043       $  4,405
   Number of Homes.................      67             21

Other:
   Total Contract Backlog..........       -       $    396
   Number of Homes.................       -              7

Totals:
   Total Contract Backlog..........$275,701       $310,455
   Number of Homes.................   1,476          1,810

     The decline in total backlog is the net of backlog increases in Florida, North Carolina, and California and backlog declines in the Northeast Region and Metro Washington, D.C. In Florida and North Carolina increases in backlog of 19.6% and 9.1%, respectively, were due primarily to increased sales in the fourth quarter of fiscal 1995 compared to the same period last year. In California the increase was the result of the prior year being a startup period. The Northeast Region backlog decreased 22.5% from October 31, 1994 to October 31, 1995. This decrease was primarily the result of higher fiscal 1995 fourth quarter deliveries compared to the same period last year and unusually high net contracts in October 1994 causing a sharp increase in backlog at that time. In Metro Washington, D. C. a decrease in backlog of 16.9% was due to a reduced number of communities offered for sale. The Company has cut back its operations in Metro Washington, D. C. due to slow sales and stiff competition.

     The Company has written down certain residential inventories $2.8 million during the year ended October 31, 1995 to their estimated fair value. See "Notes to Consolidated Financial Statements - Note 11." for additional explanation. These writedowns were established primarily because of lower property values due to economic downturns or a change in the marketing strategy to liquidate a particular property. During the year ended October 31, 1994, the Company established additional reserves of $6.4 million to reduce certain residential inventories to their net realizable value.

     The writedowns of residential inventories during the year ended October 31, 1995 were primarily attributable to one community in New York, one in New Jersey and three communities in Metro Washington, D.C. The reserves established during the year ended October 31, 1994 are primarily attributable to three communities, one each in New York, New Hampshire, and Pennsylvania. In the New York community, the 1995 writedown is an addition to 1994 and prior years' reserves due to reduced sales prices, buyers' concessions, and an extended sellout period. In New Jersey the 1995 writedown was due to the termination of home sales in a community and the offering of the remaining owned lots for sale. In Metro Washington, D.C. the 1995 writedown was also due to the termination of home sales in two communities and the offering of the remaining owned lots for sale. Also in Metro Washington, D.C. a reserve was taken against a parcel of land which the Company is attempting to liquidate through lot sales. In New Hampshire, the 1994 reserve was an addition to prior years' reserves due to reduced sales prices in one community in anticipation of a bulk sale of the remaining homes. In the Pennsylvania community, the 1994 reserve was due to reduced sales prices and an extended sellout period. At October 31, 1995 and 1994 residential inventories were reduced $9.6 million and $10.7 million, respectively, due to the above items.

     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                             Year Ended
                                        ---------------------
                                        October     October
                                        31, 1995    31, 1994
                                        ---------   ---------

Sale of Homes.........................  $740,481    $670,870
Cost of Sales.........................   584,246     531,757
                                        ---------   ---------
Housing Gross Margin..................  $156,235    $139,113
                                        =========   =========
Gross Margin Percentage...............     21.1%       20.7%
                                        =========   =========

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated gross margin will fluctuate up or down. During the year ended October 31, 1995 gross margins improved in all the Company's markets except Metro Washington, D.C. compared to the year ended October 31, 1994. These increases were slightly offset by a change in geographic and product mix with an additional 1.8% of home deliveries coming from outside the Northeast Region where gross margins are traditionally lower. Although material costs increased, the Company was able to improve margins primarily due to the Company's cost reduction efforts. Such efforts include more standardized designs, and national purchase contracts.

     Selling and general administrative expenses increased $17.0 million during the year ended October 31, 1995 compared to the prior year. As a percentage of homebuilding revenues such expenses increased to 12.3% for the year ended October 31, 1995 from 11.2% for the prior year. The dollar increase is due primarily to increased home sales and delivery activities. The percentage increase is primarily due to the increased advertising and buyer concessions. Such increases were due to a more competitive sales environment. Also general selling expenses increased as a percentage of homebuilding revenues due to an increase in the number of communities open for sale. During the year ended October 31, 1995 home sale contracts increased 20.8% over previous year.


Land Sales and Other Revenues

     Land sales and other revenues consist primarily of land and lot sales, title insurance activities, interest income, contract deposit forfeitures, and California housing management operations.

     A breakout of land and lot sales is set forth below:

                                              Year Ended
                                        ---------------------
                                        October     October
                                        31, 1995    31, 1994
                                        ---------   ---------

Land and Lot Sales....................   $ 8,101     $ 5,079
Cost of Sales.........................     6,714       4,123
                                        ---------   ---------
Land and Lot Sales Gross Margin.......   $ 1,387     $   956
                                        =========   =========

Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

     During the year ended October 31, 1995 other revenues included a $1.0 million gain from the sale of an investment and $1.2 million of net interest receipts due to amendments to prior years' Federal income tax returns. During the year ended October 31, 1994 the Company purchased a home building and management company in California for $0.8 million. Although no new management contracts have been obtained, the contracts resulted in $1.0 million and $1.7 million of revenues for the years ended October 31, 1995 and 1994, respectively. Included in Other Operations (see below) are expenses associated with the California homebuilding management operations and amortization of all of the acquisition price of the management contracts of $0.8 million.


Financial Services

     Financial services consists primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. Approximately 34% and 30% of the Company's homebuyers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiaries during the years ended October 31, 1995 and 1994, respectively. For the years ended October 31, 1995 and 1994 losses were incurred primarily due to expansion costs into other Company housing markets and reduced interest rate spreads, due to increased competition. In addition during the year ended October 31, 1995 the Company sold certain mortgage loans it was holding as an investment which resulted in a $0.5 million loss. Most servicing rights on new mortgages originated by the Company will be sold as the loans are closed.

Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. At October 31, 1995, the Company owned and was leasing two office buildings, three office/warehouse facilities, three retail centers, and two senior citizen rental communities. During the year ended October 31, 1994 investment property expenses included a $0.8 million loss from the sale of a mini-storage facility.

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

Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. As a percentage of total revenues such expenses were 1.7% and 1.9% for the years ended October 31, 1995 and 1994, respectively. Such expenses includes the Company's long term improvement initiatives of total quality, process redesign (net of capitalized expenses), and training. Such initiatives resulted in additional expenses for the year ended October 31, 1995 and 1994 amounting to $2.0 million and $2.0 million, respectively.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                                              Year Ended
                                        ---------------------
                                        October     October
                                        31, 1995    31, 1994
                                        ---------   ---------

Sale of Homes.........................  $ 24,706    $ 19,559
Land and Lot Sales....................       735         837
Rental Properties.....................     5,303       4,963
                                        ---------   ---------
Total.................................  $ 30,744    $ 25,359
                                        =========   =========

Housing interest as a percentage of sale of home revenues amounted to 3.3% and 2.9% for the years ended October 31, 1995 and 1994, respectively. The increase of interest as a percentage of sale of home revenues is primarily attributable to an increased average interest on the Company's line of credit and a slightly reduced inventory turnover.

Other Operations

     Other operations consisted primarily of title insurance activities, miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses, corporate owned life insurance loan interest, and California housing management operations (see "Land Sales and Other Revenues" above). During the year ended October 31, 1995 other expenses included California housing management expenses amounting to $1.2 million and the cost of organizational restructuring in the Northeast Region and California amounting to $1.3 million. During the year ended October 31, 1994 other expenses included California homebuilding management expenses and amortization of purchased management contracts amounting to $2.5 million, the writeoff of a $1.0 million receivable resulting from the reversal of a legal judgment, and $0.4 million loss from the sale of a 49% interest in a condominium management company.

Total Taxes

     Total taxes as a percentage of income before income taxes amounted to 34.8% and 30.6% for the years ended October 31, 1995 and 1994, respectively. Deferred federal and state income tax assets primarily represents the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years. (See "Notes to Consolidated Financial Statements - Note 10" for an additional explanation of taxes.)


RESULTS OF OPERATIONS - Eight Months Ended October 31, 1994 and Years Ended February 28, 1994 and 1993

     Where the description of operations and resulting changes is similar to the years ended October 31, 1995 and 1994, reference will be made to the above discussion and analysis.

Total Revenues

     Compared to the same prior period revenues increased (decreased) as follows:

                                       Eight
                                       Months       Year
                                       Ended        Ended
                                      October      February
                                      31, 1994     28, 1994
                                     ----------   ----------

Homebuilding:
  Sale of homes....................   $113,381     $160,183
  Land sales and other revenues....      2,454       (6,231)
Financial Services.................        819        2,203
Investment Properties..............      1,054        2,415
Collateralized Mortgage Financing..       (519)        (875)
                                     ----------   ----------
     Total Change..................   $117,189     $157,695
                                     ==========   ==========
Homebuilding

     Compared to the same prior period, housing revenues increased $113.4 million or 44.8% for the eight months ended October 31, 1994, and $160.2 million or 40.3% for the year ended February 28, 1994. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                             Eight
                             Months          Year Ended
                             Ended      --------------------
                            October     February    February
                            31, 1994    28, 1994    28, 1993
                            ---------   ---------   ---------
                                 (Dollars in Thousands)
Northeast Region(1):
  Housing Revenues......    $223,582    $389,577    $311,347
  Homes Delivered.......       1,403       2,527       2,226

North Carolina:
  Housing Revenues......    $ 78,465    $ 72,639    $ 59,399
  Homes Delivered.......         558         580         517

Florida:
  Housing Revenues......    $ 37,076    $ 48,780    $ 19,900
  Homes Delivered.......         265         405         184

Metro Washington, D. C.:
  Housing Revenues......    $ 25,236    $ 44,783    $  3,327
  Homes Delivered.......         137         288          28

California:
  Housing Revenues......    $    736         --          --
  Homes Delivered.......           4         --          --

Other:
  Housing Revenues......    $  1,227     $  1,710   $  3,333
  Homes Delivered.......          20           28         44

Totals:
  Housing Revenues......    $366,322    $557,489    $397,306
  Homes Delivered......        2,387       3,828       2,999

(1) Excludes suspended operations in New York which are included with New Hampshire in "Other".
     The increase in housing revenue was the result of an increase in home deliveries and average sales prices. Increased deliveries are primarily the result of opening up more communities for sale during this period and expanding into eastern Pennsylvania and metro Washington, D. C. The increased average sales prices are primarily the result of diversifying the Company's product mix in the Northeast Region to include more detached single family homes and larger townhouses with garages designed for the move-up buyer. Also, average sales prices have increased in Florida because all its new communities offer detached single family homes.

     The Company's contract backlog using base sales prices by market area is set forth below:

                                    October        February
                                    31, 1994       28, 1994
                                   ----------   -----------
                                    (Dollars in Thousands)
Northeast Region:
   Total Contract Backlog..........$227,719       $173,430
   Number of Homes.................   1,284          1,182

North Carolina:
   Total Contract Backlog..........$ 39,719       $ 55,620
   Number of Homes.................     240            402

Florida:
   Total Contract Backlog..........$ 30,283       $ 37,837
   Number of Homes.................     215            278

Metro Washington, D. C.:
   Total Contract Backlog..........$  7,933       $ 10,377
   Number of Homes.................      43             50

California:
   Total Contract Backlog..........$  4,405             --
   Number of Homes.................      21             --

Other:
   Total Contract Backlog..........$    396       $    863
   Number of Homes.................       7             14

Totals:
   Total Contract Backlog..........$310,455       $278,127
   Number of Homes.................   1,810          1,926

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

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                    Eight
                                    Months         Year Ended
                                    Ended     -------------------
                                   October    February   February
                                   31, 1994   28, 1994   28, 1993
                                   --------   --------   --------
                                       (Dollars in Thousands)

Sale of Homes....................  $366,322   $557,489   $397,306
Cost of Sales....................   296,308    434,653    306,707
                                   --------   --------   --------
Housing Gross Margin.............  $ 70,014   $122,836   $ 90,599
                                   ========   ========   ========
Gross Margin Percentage..........     19.1%      22.0%      22.8%
                                   ========   ========   ========

     During the eight months ended October 31, 1994 the Company incurred $2.7 million for warranty repair work primarily to remedy a Northeast Region roof design problem. Excluding this item the gross margin for the eight months ended October 31, 1994 is 19.9%. For the eight months ended October 31, 1993 the gross margin was 21.2%. The decline in gross margin for the Company occurred for the following reasons:

     . The percentage of housing revenues coming from the Northeast Region where margins are greater have decreased. At February 28, 1993, when the margins were highest, the Northeast Region revenues were 78.4% of the total. The percentage dropped to 61.0% for the eight months ended October 31, 1994.
     . Increase in such costs as a percentage of North Carolina and Florida housing revenues. The North Carolina and Florida markets are very competitive which keeps prices and margins down.
         Also in Florida, the increase was caused by higher developed lot costs.
     .  Material costs have increased sharply during the above
         periods as demand increased for such materials.
     . The Company has added value to its homes while not obtaining equivalent increases in its home sale price because of competitive pressures.

     Selling, general and administrative expenses increased $9.5 million during the eight months ended October 31, 1994 and $16.9 million during the year ended February 28, 1994, respectively, compared to the similar prior period. The increase during the eight months ended October 31, 1994 is due primarily to increased home sales and delivery activities. As a percentage of housing revenues, such expenses decreased to 13.9% for the eight months ended October 31, 1994 from 15.6% for the similar prior period. The increase for the year ended February 28, 1994 was primarily due to increased selling expenses resulting from increased new sales contracts and home deliveries. As a percentage of housing revenues, such expenses decreased to 11.5% for the year ended February 28, 1994 from 11.9% for the year ended February 28, 1993. The eight months ended October 28, 1994 increase as a percentage of housing revenues from the year ended February 28, 1994 was primarily attributable to a 34% increase in homebuilding associates. This was due to anticipated growth and the expensing of such costs over fewer average monthly home deliveries during the eight month transition period ended October 31, 1994 compared to the average monthly home deliveries over twelve months.

Land Sales and Other Revenues

     A breakout of land and lot sales is set forth below:

                                      Eight
                                      Months       Year Ended
                                      Ended    ------------------
                                     October   February  February
                                     31, 1994  28, 1994  28, 1993
                                     --------  --------  --------
                                        (Dollars in Thousands)

Land and Lot Sales.................  $  2,812  $  4,188  $ 10,946
Cost of Sales......................     2,643     3,158     8,564
                                     --------  --------  --------
Land and Lot Sales
  Gross Margin.....................  $    169  $  1,030  $  2,382
                                     ========  ========  ========

     Comments noted in the previous land sales and other section also apply here. In addition, the California amounts are the same for the eight and twelve months ended October 31, 1994.

Financial Services

     Comments noted in the previous financial services section also apply here. Approximately 29%, 27%, and 26% of the Company's homebuyers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiaries during the eight months ended October 31, 1994 and the years ended February 28, 1994 and 1993, respectively.

Investment Properties

     Comments noted in the previous investment property section also apply here. The gain reported in the previous section from the sale of a retail center occurred during the year ended February 28, 1994.

Collateralized Mortgage Financing

     Comments noted in the previous collateralized mortgage financing section also apply here.

Corporate General and Administration

     Corporate general and administration expenses include the operations at the Company's headquarters in Red Bank, New Jersey. As a percentage of total revenues such expenses were 2.6% and 2.5% for the eight months ended October 31, 1994 and 1993, respectively, and 1.8%, and 1.9% for the years ended February 28, 1994 and 1993, respectively. The increase for the eight months ended October 31, 1994 over 1993 was due primarily to the Company's long term improvement initiatives of total quality, process redesign, and training. Such initiatives resulted in additional expenses for the eight months ended October 1994 over 1993 amounting to $1.3 million. For the twelve months ended February 28, 1994 and 1993, such expenses as a percentage of revenues decreased due to increased revenues.

Interest

     Interest expense includes housing, land and lot, and rental properties interest (see "Notes to Consolidated Financial Statements - Note 7" for a breakdown). Housing interest as a percentage of housing revenues amounted to 3.1% and 3.5% for the eight months ended October 31, 1994 and 1993, respectively, and 3.1%, and 3.9% for the years ended February 28, 1994 and 1993, respectively. The decline of interest as a percentage of housing revenues is primarily attributable to increased inventory turnover, reduced average interest rates, and reinvestment of Company profits.

Other Operations

     Comments noted in the previous other operations section also apply here. Information on specific other expenses is the same for the eight and twelve months ended October 31, 1994.

Total Taxes

     Total net tax benefits as a percentage of the loss before income taxes amounted to 32.7% and 29.3% for the eight months ended October 31, 1994 and 1993, respectively. Total taxes as a percentage of income before income taxes amounted to 31.7% and 32.5% for the years ended February 28, 1994 and 1993, respectively. The Company applied for and received a refund of federal income taxes for the year ended February 29, 1992 based on a loss carryback amounting to approximately $1.6 million. Comments on income taxes in the previous total taxes section also apply here.


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



Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.


Item 9 - CHANGES IN OR DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the year ended October 31, 1995, the eight months ended October 31, 1994, and the years ended February 28, 1994 and 1993 there have not been any changes in or disagreements with accountants on accounting and financial disclosure.

PART III


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item l0, except as set forth below under the heading "Executive Officers of the Registrant", is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in April 1996, which will involve the election of directors.

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

                                                                 Year Started
       Name            Age             Position                  With Company

Kevork S. Hovnanian     72    Chairman of the Board, Chief            l967
                                Executive Officer, and Director
                                of the Company.

Ara K. Hovnanian        38    President and Director of               l979
                                the Company.

Paul W. Buchanan        45    Senior Vice President-Corporate         l981
                                Controller and Director of the
                                Company.

Timothy P. Mason        55    Senior Vice President-Adminis-          1975
                                tration/Secretary and Director
                                of the Company.

Peter S. Reinhart       45    Senior Vice President and General       1978
                                Counsel and Director of the
                                Company.

John J. Schimpf         46    Executive Vice President and            1981
                                Director of the Company.

J. Larry Sorsby         40    Senior Vice President-Finance/          1988
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

Item 11 - EXECUTIVE COMPENSATION

     The information called for by Item ll is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in April 1996, which will involve the election of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item l2 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in April l996, which will involve the election of directors.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item l3 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in April 1996, which will involve the election of directors.

PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page

Financial Statements:

  Index to Consolidated Financial Statements.......................  F-1
  Independent Auditors' Report.....................................  F-2
  Consolidated Balance Sheets at October 31, 1994 and 1995.........  F-3
  Consolidated Statements of Income for the years ended
     October 31, 1995 and 1994 (unaudited), the eight months
     ended October 31, 1994 and the years ended February 28,
     1994 and 1993.................................................  F-5
  Consolidated Statements of Stockholders' Equity for the year ended October 31, 1995, the eight months ended October 31,
     1994 and the years ended February 28, 1994 and 1993...........  F-6
  Consolidated Statements of Cash Flows for the year ended
     October 31, 1995, the eight months ended October 31, 1994
     and the years ended February 28, 1994 and 1993................  F-7
Notes to Consolidated Financial Statements.........................  F-9

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

     All other schedules are either not applicable to the Company or have been omitted because the required information is included in the financial statements or notes thereto.
Exhibits:

     3(a)  Certificate of Incorporation of the Registrant.(1)
     3(b)  Certificate of Amendment of Certificate of Incorporation of the
          Registrant.(8)
     3(c)  Bylaws of the Registrant.(8)
     4(a)  Specimen Class A Common Stock Certificate.(8)
     4(b)  Specimen Class B Common Stock Certificate.(8)
     4(c)  Indenture dated as of April 29, 1992, relating to 11 1/4%
          Subordinated Notes between the Registrant and First Fidelity Bank, including form of 11 1/4% Subordinated Notes due April 15,
          2002.(2)
     4(d)  Indenture dated as of May 28, 1993, relating to 9 3/4%
          Subordinated Notes between Registrant and First Fidelity Bank, National Association, New Jersey, as Trustee, including form of
          9 3/4% Subordinated Note due 2005.(4)
     10(a) Credit Agreement dated July 30, 1993 among K. Hovnanian
          Enterprises, Inc., Hovnanian Enterprises, Inc., certain Subsidiaries Thereof, Midlantic National Bank, Chemical
          Bank, United Jersey Bank/Central, N.A., and NBD Bank, N.A.(7)
     10(b) Amendment to Credit Agreement among K. Hovnanian Enterprises,
          Inc., Hovnanian Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic National Bank, Chemical Bank, United Jersey Bank, NBD Bank, N.A., PNC Bank, National Association, Meridian Bank, Nations Bank of Virginia, N.A., First National Bank of Boston, and Continental Bank.(10)
     10(c) Second Amendment to Credit Agreement dated April 28, 1995 among
          K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic Bank,N.A., Chemical Bank, United Jersey Bank, NBD Bank, PNC Bank, National Association, Meridian Bank, Nations Bank, National Association, First National Bank of Boston, Bank of America Illinois, and Bank of America National Trust and Savings Association.
     10(d) Description of Management Bonus Arrangements.(8)
     10(e) Description of Savings and Investment Retirement Plan.(1)
     10(f) Stock Option Plan.(6)
     10(g) Management Agreement dated August 12, 1983 for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
     10(h) Agreement dated July 8, 1981 between Hovnanian Properties of
          Atlantic County, Inc. and Kevork S. Hovnanian.(2)
     10(i) Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
     10(j) Description of Deferred Compensation Plan.(5)
     22    Subsidiaries of the Registrant.
     27    Financial Data Schedules
     (1)   Incorporated by reference to Exhibits to Registration
          Statement (No. 2-85198) on Form S-1 of the Registrant.
     (2) Incorporated by reference to Exhibits to Registration Statement (No. 33-46064) on Form S-3 of the Registrant.
     (3) Incorporated by reference to Exhibits to Annual Report on Form 10 -K for the year ended February 28, 1986 of the Registrant.
     (4) Incorporated by reference to Exhibits to Registration Statement (No. 33-61778) on Form S-3 of the Registrant.
     (5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1990 of the Registrant.
     (6)  Incorporated by reference to the Proxy Statement dated June 15,
          1990.
     (7) Incorporated by reference to an Exhibit to Quarterly Report on Form 10-Q for the quarter ended August 31, 1993, of the Registrant.
     (8) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1994 of the Registrant.
     (9) Incorporated by reference to an Exhibit to Quarterly Report on Form 10-Q for the quarter ended August 31, 1994, of the Registrant.
     (10) Incorporated by reference to Exhibits to Annual Report on Form
          10-K for the eight months ended October 31, 1994 of the Registrant.


Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended October 31, 1995.

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

                                          Hovnanian Enterprises, Inc.
                                      By:


                                          /S/KEVORK S. HOVNANIAN
                                          Kevork S. Hovnanian
                                          Chairman of the Board and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


/S/KEVORK S. HOVNANIAN             Chairman of The Board         1/22/96
Kevork S. Hovnanian                and Director



/S/ARA K. HOVNANIAN                President and Director        1/22/96
Ara K. Hovnanian



/S/PAUL W. BUCHANAN                Senior Vice President         1/22/96
Paul W. Buchanan                   Corporate Controller and
                                   Director



/S/TIMOTHY P. MASON                Senior Vice President-        1/22/96
Timothy P. Mason                   Administration/Secretary
                                   and Director



/S/PETER S. REINHART               Senior Vice President and      1/22/96
Peter S. Reinhart                  General Counsel and Director



/S/JOHN J. SCHIMPF                 Executive Vice President       1/22/96
John J. Schimpf                    and Director



J. LARRY SORSBY                    Senior Vice President/         1/22/96
J. Larry Sorsby                    Finance and Treasurer

                            HOVNANIAN ENTERPRISES, INC.

                      Index to Consolidated Financial Statements

                                                                      Page
Financial Statements:

   Independent Auditors' Report...................................    F-2

   Consolidated Balance Sheets as of October 31, 1995 and 1994....    F-3

   Consolidated Statements of Income for the Years Ended October 31,
   1995 and 1994 (unaudited), the Eight Months Ended October 31,
   1994 and the Years Ended February 28, 1994 and 1993............    F-5

   Consolidated Statements of Stockholders' Equity for the Year
   Ended October 31, 1995, the Eight Months Ended October 31,
   1994, and the Years Ended February 28, 1994 and 1993...........    F-6

   Consolidated Statements of Cash Flows for the Year Ended
   October 31, 1995, the Eight Months Ended October 31, 1994,
   and the Years Ended February 28, 1994 and 1993.................    F-7

Notes to Consolidated Financial Statements........................    F-9

Financial Statement Schedules:

   VIII Valuation and Qualifying Accounts.........................   F-23

   X    Supplementary Income Statement Information................   F-24

   XI   Real Estate and Accumulated Depreciation..................   F-25

All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.


INDEPENDENT AUDITORS' REPORT

To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.

We have audited the consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended October 31, 1995, the eight-month period ended October 31, 1994, and for the years ended February 28, 1994 and 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 1995 and 1994 and the consolidated results of its operations and cash flows for the year ended October 31, 1995, the eight- month period ended October 31, 1994 and for the years ended February 28, 1994 and 1993 in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                          /S/ Ernst & Young LLP

New York, New York
December 22, 1995

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     October 31,    October 31,
          ASSETS                                         1995           1994
                                                     ------------   ------------
Homebuilding:
  Cash and cash equivalents(Note 5).................    $ 14,147       $ 17,299
                                                     ------------   ------------
  Inventories - At cost, not in excess of fair
     value (Notes 7 and 11):
    Sold and unsold homes and lots under
     development....................................     345,410        328,961
    Land and land options held for future
      development or sale...........................      59,003         57,579
                                                     ------------   ------------
      Total Inventories.............................     404,413        386,540
                                                     ------------   ------------

  Receivables, deposits, and notes (Notes 6 and 12).      27,782         25,778
                                                     ------------   ------------

  Property, plant, and equipment - net (Note 4).....      14,644         11,437
                                                     ------------   ------------

  Prepaid expenses and other assets.................      26,422         26,757
                                                     ------------   ------------
      Total Homebuilding............................     487,408        467,811
                                                     ------------   ------------

Financial Services:
  Cash..............................................       1,306            138
  Mortgage loans held for sale.(Note 6).............      46,621         29,459
  Other assets......................................       1,940          1,451
                                                     ------------   ------------
      Total Financial Services......................      49,867         31,048
                                                     ------------   ------------

Investment Properties:
  Rental property - net (Note 4)....................      63,310         56,181
  Property under development or held for future
    development.....................................      11,368         15,298
  Investment in and advances to unconsolidated
    joint venture...................................       3,804          3,994
  Other assets......................................       3,795          3,231
                                                     ------------   ------------
      Total Investment Properties...................      82,277         78,704
                                                     ------------   ------------

Collateralized Mortgage Financing:
  Collateral for bonds payable (Note 6).............      18,184         21,275
  Other assets......................................       1,281          1,404
                                                     ------------   ------------
      Total Collateralized Mortgage Financing.......      19,465         22,679
                                                     ------------   ------------
Income Taxes Receivable - Including deferred tax
  benefits (Note 10)................................       6,361         12,683
                                                     ------------   ------------
Total Assets........................................    $645,378       $612,925
                                                     ============   ============

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                   (In Thousands)

                                                              October 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1995         1994
                                                              ------------  ------------
Homebuilding:
  Nonrecourse land mortgages (Note 7)........................    $ 25,046      $ 26,938
  Accounts payable and other liabilities.....................      48,619        42,586
  Customers' deposits (Note 5)...............................      11,626        12,138
  Nonrecourse mortgages secured by operating
    properties (Note 7)......................................       4,003         2,946
                                                              ------------  ------------
      Total Homebuilding.....................................      89,294        84,608
                                                              ------------  ------------
Financial Services:
  Accounts payable and other liabilities.....................       1,043           772
  Mortgage warehouse line of credit (Note 6).................      41,855        20,554
                                                              ------------  ------------
      Total Financial Services...............................      42,898        21,326
                                                              ------------  ------------
Investment Properties:
  Accounts payable and other liabilities.....................       1,105         1,731
  Nonrecourse mortgages secured by rental property (Note 7)..      31,490        17,541
                                                              ------------  ------------
      Total Investment Properties............................      32,595        19,272
                                                              ------------  ------------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities.....................          14            15
  Bonds collateralized by mortgages receivable (Note 6)......      17,880        20,815
                                                              ------------  ------------
      Total Collateralized Mortgage Financing................      17,894        20,830
                                                              ------------  ------------
Notes Payable:
  Revolving credit agreement (Note 7)........................      80,650        99,200
  Subordinated notes (Note 8)................................     200,000       200,000
  Accrued interest...........................................       5,712         5,559
                                                              ------------  -----------
      Total Notes Payable....................................     286,362       304,759
                                                              ------------  ------------
      Total Liabilities......................................     469,043       450,795
                                                              ------------  ------------
Commitments and Contingent Liabilities (Notes 5 and 14)

Stockholders' Equity (Note 15):
  Preferred Stock,$.01 par value-authorized 100,000 shares;
    none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,384,357 shares
    (including 345,874 shares held in Treasury)..............         154           149
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,344,444 shares
    (including 345,874 shares held in Treasury)..............          83            88
  Paid in Capital............................................      33,935        33,858
  Retained Earnings (Note 8).................................     147,462       133,334
  Treasury Stock - at cost...................................      (5,299)       (5,299)
                                                              ------------  ------------
      Total Stockholders' Equity.............................     176,335       162,130
                                                              ------------  ------------
Total Liabilities and Stockholders' Equity....................   $645,378      $612,925
                                                              ============  ============

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)

                                                                      Eight
                                                     Year Ended       Months        Year  Ended
                                                --------------------  Ended      -------------------
                                                October    October    October    February   February
                                                31, 1995   31, 1994   31, 1994   28, 1994   28, 1993
                                                ---------  ---------  ---------  ---------  ---------
                                                          (Unaudited)
Revenues:
  Homebuilding:
    Sale of homes.............................. $740,481   $670,870   $366,322   $557,489   $397,306
    Land sales and other revenues..............   18,399     12,422      7,493      9,969     16,200
                                                ---------  ---------  ---------  ---------  ---------
      Total Homebuilding.......................  758,880    683,292    373,815    567,458    413,506
  Financial Services...........................    7,347      7,709      4,347      6,890      4,687
  Investment Properties........................    9,531     10,323      6,396      9,024      6,609
  Collateralized Mortgage Financing............    1,987      3,119      2,027      3,638      4,513
                                                ---------  ---------  ---------  ---------  ---------
      Total Revenues...........................  777,745    704,443    386,585    587,010    429,315
                                                ---------  ---------  ---------  ---------  ---------
Expenses:
  Homebuilding:
    Cost of sales..............................  590,960    535,880    298,951    437,811    315,271
    Selling, general and administrative........   93,349     76,349     51,041     64,282     47,350
    Provision to reduce inventory to
      estimated net realizable value(Note 11)..               6,357      6,357      3,100
    Inventory impairment loss (Note 11)........    2,780
                                                ---------  --------   ---------  ---------  ---------
      Total Homebuilding.......................  687,089    618,586    356,349    502,093    365,721
  Financial Services...........................    9,025      7,993      5,543      6,420      3,934
  Investment Properties........................    6,135      7,302      5,206      5,797      5,599
  Collateralized Mortgage Financing............    2,173      3,756      2,379      4,284      4,985
  Corporate General and Administration(Note 3).   13,002     13,558     10,133     10,678      8,382
  Interest.....................................   30,744     25,359     15,313     22,530     22,269
  Other operations.............................    7,923      9,475      7,167      4,174      3,900
  Provision for loan writedown (Note 12).......               1,883                 1,883
                                                ---------  ---------  ---------  ---------  ---------
      Total Expenses............................ 756,091    687,912    402,090    557,859    414,790
                                                ---------  ---------  ---------  ---------  ---------
Income(Loss) Before Income Taxes and
  Extraordinary Loss............................  21,654     16,531    (15,505)    29,151     14,525
                                                ---------  ---------  ---------  ---------  ---------
State and Federal Income Taxes:
  State (Note 8)................................   2,306      1,037      1,118        903      1,599
  Federal (Note 8)..............................   5,220      4,017     (6,193)     8,326      3,136
                                                ---------  ---------  ---------  ---------  ---------
    Total Taxes................................    7,526      5,054     (5,075)     9,229      4,735
                                                ---------  ---------  ---------  ---------  ---------
                                                  14,128     11,477    (10,430)    19,922      9,790
Extraordinary Loss from Extinguishment of Debt,
  Net of Income Taxes (Note 8).................                                    (1,277)
                                                ---------  ---------  ---------  ---------  ---------
Net Income (Loss).............................. $ 14,128   $ 11,477   $(10,430)  $ 18,645   $  9,790
                                                =========  =========  =========  =========  =========
Earnings Per Common Share (Note 1):
  Income (loss) before extraordinary loss and
    cumulative effect of change in accounting..    $0.61      $0.50     ($0.46)    $ 0.87     $ 0.43
  Extraordinary loss...........................                                     (0.05)
                                                ---------  ---------  ---------  ---------  ---------
Net Income (Loss)..............................    $0.61      $0.50     ($0.46)    $ 0.82     $ 0.43
                                                =========  =========  =========  =========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
                                   Common Stock         A Common Stock     B Common Stock
                              --------------------  ------------------- ------------------
                                Shares                Shares              Shares
                              Issued and            Issued and          Issued and         Paid-In  Retained Treasury
                              Outstanding   Amount  Outstanding  Amount Outstanding Amount Capital  Earnings   Stock    Total
                              ------------ -------  ----------- ------- ----------- ------ ------- --------- -------- --------
Balance, February 29, 1992... 22,755,631   $  234                                          $31,725 $115,329  $(5,299) $141,989

Sale of common stock under
   employee stock option plan.    28,000        1                                              157                         158
Conversion of common stock to
  Class A and Class B........(22,783,631)    (235)  11,391,815     $118 11,391,815    $117
Conversion of Class B to
  Class A common stock.......                        1,928,981       19 (1,928,981)    (19)
Treasury stock purchases.....                              (41)                (41)
Retirements..................                               (1)
Net Income...................                                                                         9,790              9,790
                              ------------ -------  ----------- ------- ----------- ------ ------- --------- -------- --------
Balance, February 28, 1993..          0          0  13,320,754      137  9,462,793      98  31,882  125,119   (5,299)  151,937

Sale of common stock under
  employee stock option plan.                           29,250              29,250             419                         419
Conversion of Class B to
  Class A common stock.......                        1,011,587       10 (1,011,581)    (10)
Net Income...................                                                                        18,645             18,645
                              ------------ -------  ----------- ------- ----------- ------ ------- --------- -------- --------
Balance, February 28, 1994...         0          0   14,361,591     147  8,480,462      88  32,301  143,764   (5,299)  171,001

Issuance of Class A Com Stock                           180,000       2                      1,557                       1,559
Conversion of Class B to
  Class A common stock......                            188,708           (188,708)
Net Loss....................                                                                        (10,430)           (10,430)
                              ------------ -------  ----------- ------- ----------- ------ ------- --------- -------- --------
Balance, October 31, 1994..           0         0    14,730,299     149  8,291,754      88  33,858  133,334   (5,299)  162,130

Sale of common stock under
  employee stock option plan.                            15,000                                 77                          77
Conversion of Class B to
  Class A common stock......                            293,184       5   (293,184)     (5)
Net Income..................                                                                         14,128             14,128
                              ------------ -------  ----------- ------- ----------- ------ ------- --------- -------- --------
Balance, October 31, 1995..           0    $    0    15,038,483     154  7,998,570     $83 $33,935 $147,462  ($5,299) $176,335
                              ============ =======  =========== ======= =========== ====== ======= ========= ======== ========

See notes to consolidated financial statements.

                   HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In Thousands)
                                                              Eight
                                                   Year       Months            Year Ended
                                                   Ended      Ended       -----------------------
                                                  October     October     February    February
                                                  31, 1995    31, 1994    28, 1994    28, 1993
                                                 ----------   ---------   ----------  ---------
Cash Flows From Operating Activities:
  Net Income (Loss).............................. $ 14,128    $(10,430)     $18,645     $9,790
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
      Depreciation...............................    4,095       2,508        3,035      2,924
      Loss (gain) on sale and retirement of
        property and assets......................      875         623          244       (282)
      Writedown of loan from sale of subsidiary..                             1,883
      Deferred income taxes......................    1,786        (960)      (1,573)      (195)
      Loss from unconsolidated affiliates........                                 8        269
      Provision to reduce inventory to
        estimated net realizable value...........                6,357                   3,100
      Inventory impairment loss..................    2,780
      Decrease (increase) in assets:
        Escrow cash..............................     (654)      1,986        1,811     (3,249)
        Receivables, prepaids and other assets...   (2,929)      4,530       (6,006)   (22,296)
        Mortgage notes receivable................  (21,432)     20,362      (22,043)   (15,755)
        Inventories..............................  (20,653)   (113,745)     (35,347)   (38,476)
      Increase (decrease) in liabilities:
        State and Federal income taxes...........    4,536     (14,661)       6,140      4,978
        Customers' deposits......................     (470)        455        3,974        455
        Interest and other accrued liabilities...    4,873      (6,701)      (3,308)    15,073
        Post development completion costs........   (3,557)     (1,041)       3,166     (3,665)
        Accounts payable.........................    4,472       3,016        7,289      2,882
        Amortization of debenture discounts......                                 3         24
          Net cash used in operating              ---------   ---------   ----------  ---------
          activities.............................  (12,150)   (107,701)     (22,079)   (44,423)
Cash Flows From Investing Activities:             ---------   ---------   ----------  ---------
  Proceeds from sale of property and assets......    1,046       5,292        2,114      3,327
  Investment in property and assets..............   (2,580)     (6,636)      (1,464)    (3,198)
  Purchase of property...........................   (5,526)     (3,214)      (3,130)    (3,571)
  Investment in and advances to unconsolidated
    affiliates...................................      200        (298)         204        204
  Investment in income producing properties......   (4,858)      4,133      (16,597)    (1,796)
  Investment in loans from sale of subsidiaries..                                50        (86)
          Net cash used in investing              ---------   ---------   ----------  ---------
          activities.............................  (11,718)       (723)     (18,823)    (5,120)
Cash Flows From Financing Activities:             ---------   ---------   ----------  ---------
  Proceeds from mortgages and notes..............  944,284     473,621      552,640    255,340
  Proceeds from subordinated debt................                           100,000    100,000
  Principal payments on mortgages and notes.....  (931,254)   (384,218)    (557,531)  (303,677)
  Principal payments on subordinated debt........                           (52,160)   (15,590)
  Investment in mortgage notes receivable........    8,138      10,284       10,597     11,240
  Proceeds from sale of stock....................       77                      419        157
          Net cash provided by financing          ---------   ---------   ----------  ---------
          activities.............................   21,245      99,687       53,965     47,470
                                                  ---------   ---------   ----------  ---------
Net Increase (Decrease) In Cash..................   (2,623)     (8,737)      13,063     (2,073)
Cash Balance, Beginning Of Period................   14,537      23,274       10,211     12,284
                                                  ---------   ---------   ----------  ---------
Cash Balance, End Of Period...................... $ 11,914     $14,537      $23,274    $10,211
Supplemental Disclosures Of Cash Flow:            =========   =========   ==========  =========
  Cash paid (received) during the year for:
    Interest (net of amount capitalized)......... $ 30,128     $17,380      $25,173    $19,546
    Income Taxes.................................    1,192      10,574        3,867        (48)
                                                  ---------   ---------   ----------  ---------
                                                  $ 31,320     $27,954      $29,040    $19,498
                                                  =========   =========   ==========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED OCTOBER 31, 1995, THE EIGHT MONTHS ENDED OCTOBER 31, 1994 AND THE YEARS ENDED FEBRUARY 28, 1994 AND 1993.

1.  SUMMARY OF ACCOUNTING POLICIES

     Year End Change - On May 10, 1994, the Board of Directors of the Company adopted a resolution providing that the date for the end of the fiscal year of the Company be changed from the last day of February to October 31. The report covering the three month periods ended May 31, 1994 and August 31, 1994 were filed on Form 10-Q. The report covering the eight month transition period of March 1 through October 31, 1994 was included in the 1994 Form 10-K. Thereafter, the Company has filed reports as of January 31, April 30, July 31, and October 31.

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

     Organizational Restructuring - During the fourth quarter, the Company recorded $1.3 million for the cost of consolidating operations, writing off of certain assets, and associate severance payments. These charges were associated with consolidating certain common functions in the New Jersey, Pennsylvania, and California building divisions. This consolidation effort is designed to reduce redundant costs and improve the Company's operating efficiency in these regions.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements.

     New Accounting Pronouncement - The Company has adopted FASB Statement No. 121("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed." Details of this change in accounting are disclosed in Note 11.

     Income Recognition - Income from sales is recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the transaction.

     Cash - Cash includes cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury bills and government money market funds.


     Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company's financial instruments consist of cash equivalents, mortgages and notes receivable, mortgages and notes payable, and the subordinated notes payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

     Inventories - For inventories of communities under development a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined in FAS 121 as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are amortized based upon the number of homes to be constructed in each housing community utilizing a relative sales value allocation method.

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

     Property - Rental operations of the Company arise primarily from rental of commercial properties. In addition, the Company has from time to time rented under short-term leases condominium homes, not yet under contract of sale. Such homes are reclassified from inventory and depreciated after a reasonable selling period not to exceed one year.

     Post Development Completion Costs - In those instances where a development is substantially completed and sold and the Company has additional construction work to be incurred, an estimated liability is provided to cover the cost of such work.

     Deferred Income Tax - Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes.

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


2.  UNAUDITED ADDITIONAL INCOME STATEMENT INFORMATION

     The Company's management prepared income statement information based on the year ended October 31, 1994. In the opinion of management all adjustments for this period have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated income information. For the year ended October 31, 1994 interest incurred amounted to $21,844,000 and $5,192,000 and interest expensed amounted to $20,396,000 and $4,963,000 for residential and commercial operations, respectively. Interest charged to reserves and sales of assets was $299,000 and $355,000, respectively, for the year ended October 31, 1994.


3.  CORPORATE INITIATIVES

     The Company has embarked on long term improvement initiatives of total quality, process redesign, and training. Included in Corporate General and Administration is $1,987,000 and $1,964,000 for the years ended October 31, 1995 and 1994, respectively.


4.  PROPERTY

     Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used by the Company and its subsidiaries to conduct day to day business. Homebuilding accumulated depreciation related to these assets at October 31, 1995 and October 31, 1994 amounted to $13,731,000 and $11,854,000, respectively. Rental property consists of two office buildings, three office warehouse facilities, three retail shopping centers, rental condominiums, and two senior citizen rental communities in New Jersey. Accumulated depreciation on rental property at October 31, 1995 and October 31, 1994 amounted to $9,440,000 and $7,781,000, respectively.


5.  ESCROW CASH

     The Company holds escrow cash amounting to $3,711,000 and $3,057,000 at October 31, 1995 and October 31, 1994, respectively, which primarily represents customers' deposits which are restricted from use by the Company. The Company is able to release escrow cash by pledging letters of credit. At October 31, 1995 and October 31, 1994, $5,885,000 and $4,558,000 was released from escrow and letters of credit were pledged, respectively. Escrow cash accounts are substantially invested in short-term certificates of deposit or time deposits.


6.  MORTGAGES AND NOTES RECEIVABLE

     The Company's wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of the Company's homes. Such mortgage loans are sold in the secondary mortgage market or prior to February 28, 1987 pledged against collateralized mortgage obligations ("CMO's"). At October 31, 1995 and October 31, 1994, respectively, $45,669,000 and $23,460,000 of such mortgages were pledged against the Company's mortgage warehouse line (see "Notes to Consolidated Financial Statements - Note 7"). The Company may incur risk with respect to mortgages that are delinquent and not pledged against CMO's, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, the Company has incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 1995.

     In connection with certain bulk sales of condominium homes, land sales, and the sale of certain subsidiaries, the Company made loans. At October 31, 1995 and October 31, 1994, the outstanding balance of such loans amounted to $2,729,000 and $3,146,000, respectively, with interest rates at October 31, 1995 ranging up to 10.5%.


7.  MORTGAGES AND NOTES PAYABLE

     Substantially all of the nonrecourse land mortgages are short-term borrowings. Nonrecourse mortgages secured by operating and rental property are installment obligations having annual principal maturities in the following years ending October 31, of approximately $501,000 in 1996, $553,000 in 1997, $606,000 in 1998, $6,198,000 in 1999, and $27,635,000 after 1999.

     The Company has a Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $225,000,000 through March 1998. Interest is payable monthly and at various rates of either prime plus 1/2% or LIBOR plus 2%. In addition, the Company pays 3/8% per annum on the weighted average unused portion of the line. The Company believes that it will be able either to extend the Agreement beyond March 1998 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility.

       Interest costs incurred, expensed and capitalized were:

                                              Eight
                                     Year     Months       Year Ended
                                     Ended    Ended    ------------------
                                    October   October   February  February
                                    31, 1995  31, 1994  28, 1994  28, 1993
                                    --------  --------  --------  --------
                                            (Dollars in Thousands)
Interest incurred (1):
  Residential(3).................   $32,257   $15,677   $20,830   $15,990
  Commercial(4)..................     5,571     3,289     5,138     6,165
                                    -------   -------   -------   -------
  Total incurred.................   $37,828   $18,966   $25,968   $22,155
                                    =======   =======   =======   =======

Interest expensed:
  Residential(3).................   $25,441   $12,118   $17,622   $16,460
  Commercial(4)..................     5,303     3,195     4,908     5,809
                                    -------   -------   -------   -------
  Total expensed.................   $30,744   $15,313   $22,530   $22,269
                                    =======   =======   =======   =======

Interest capitalized at
  beginning of year..............   $29,480   $26,443   $23,366   $24,062
Plus:  Interest incurred.........    37,828    18,966    25,968    22,155
Less:  Interest expensed.........    30,744    15,313    22,530    22,269
Less:  Charged to reserves.......       382       261       361       583
Less:  Sale of assets............       -         355       -         -
                                    -------   -------   -------   -------
Interest capitalized at
  end of year....................   $36,182   $29,480   $26,443   $23,365
                                    =======   =======   =======   =======

Interest capitalized at
  end of year (5),(6):
  Residential(3).................   $29,684   $23,507   $20,209   $15,727
  Commercial(2)..................     6,498     5,973     6,234     7,638
                                    -------   -------   -------   -------
   Total interest
   capitalized...................   $36,182   $29,480   $26,443   $23,365
                                    =======   =======   =======   =======

(1) Data does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Data does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered.
(4)  Represents rental operation's interest charged to interest expense.
(5) Capitalized residential interest at February 28, 1994 includes $1,635,000 reported at February 28, 1993 as capitalized commercial interest. This reclassification was the result of the transfer of two parcels of land from commercial due to a change in the intended use to residential housing.
(6) Capitalized commercial interest at October 31, 1995 includes $257,000 reported at October 31, 1994 as capitalized residential interest. This reclassification was the result of a transfer of two senior citizen rental communities to Investment Properties.
(7)  For the unaudited twelve months ended October 31, 1994 see Note 2.

     Average interest rates and average balances outstanding for short-term debt are as follows:

                              October      October      February      February
                              31,1995      31, 1994     28, 1994      28, 1993
                              -------      --------     --------      --------
                                           (Dollars In Thousands)

Average outstanding
  borrowings................. $160,029      $ 72,204     $ 39,632     $ 32,788
Average interest rate during
  period(1)..................     8.7%          7.4%         5.4%         6.2%
Average interest rate at end
  of period..................     8.9%          9.9%          --          6.5%
Maximum outstanding at any
  month end.................. $187,050      $118,455     $ 72,700     $ 68,350


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

     The indentures relating to the subordinated notes and the Revolving Credit Agreement contain restrictions on the payment of cash dividends. At October 31, 1995, $35,773,000 of retained earnings were free of such restrictions.

     The fair value of the Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The combined fair value of the Subordinated Notes is estimated at $179,000,000 as of October 31, 1995.

9.  RETIREMENT PLAN

     On December 1982, the Company established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $1,028,000 for the year ended October 31, 1995, $843,000 for the eight months ended October 31, 1994 and $788,000 and $477,000 for the years ended February 28, 1994 and 1993, respectively.


10.  INCOME TAXES

     Income Taxes payable (receivable) including deferred benefits, consists of the following:

                                              October      October
                                              31, 1995     31, 1994
                                              ---------    ---------
                                                  (In Thousands)

State income taxes:
  Current.................................... $  1,345     $    298
  Deferred...................................     (903)        (812)
Federal income taxes:
  Current....................................   (1,437)      (4,926)
  Deferred...................................   (5,366)      (7,243)
                                              ---------    ---------
    Total.................................... $ (6,361)    $(12,683)
                                              =========    =========

      Deferred income taxes have been provided (reduced) due to temporary differences as follows:

                                               Eight
                                     Year      Months       Year Ended
                                     Ended     Ended    ------------------
                                    October   October   February  February
                                    31, 1995  31, 1994  28, 1994  28, 1993
                                    --------  --------  --------  --------
                                                (In Thousands)

Capitalized interest................$    (2)  $    (3)  $    (3)  $   (16)
Homeowner association maintenance
  reserves..........................    (53)      (46)      166        53
Installment sales...................    (59)     (431)     (493)     (578)
Provision to reduce inventory to
  net realizable value..............  1,665      (287)    1,324       954
Inventory impairment loss...........   (973)
Deferred expenses...................      8       (54)     (727)     (608)
Depreciation........................    316       328       298
Post development completion costs...    352      (127)   (1,988)
Net operating losses................     33        97      (129)
Other...............................     65        (3)      (21)
Low income housing tax credit.......    434      (434)
                                    --------  --------  --------  --------
Benefit (Provision) - total.........$ 1,786   $  (960)  $(1,573)  $  (195)
                                    ========  ========  ========  ========

     The deferred tax liabilities or assets have been recognized in the consolidated balance sheets due to temporary differences and loss carryforwards as follows:

                                    October    October
                                    31, 1995   31, 1994
                                    --------   --------
                                      (In Thousands)
Deferred Tax Liabilities:
  Deferred interest............     $   247    $   249
  Installment sales............         294        353
  Accelerated depreciation.....       1,749      1,433
                                    --------   --------
   Total......................        2,290      2,035
                                    --------   --------
Deferred Tax Assets:
  Deferred income..............         338        358
  Maintenance guarantee reserves        589        536
  Provision to reduce inventory to
    net realizable value.......       2,199      3,864
  Inventory impairment loss....         973
  Uniform capitalization of
    overhead...................       1,911      2,096
  Post development completion
  costs........................       1,763      2,115
  Other........................         786        687
  Low income housing tax credit           -        434
                                    --------   --------
    Total......................       8,559     10,090
                                    --------   --------
Net Deferred Tax Assets........     $(6,269)   $(8,055)
                                    ========   ========

     The effective tax rates varied from the expected rate. The sources of these differences were as follows:

                                     October    October    February   February
                                     31, 1995   31, 1994   28, 1994   28, 1993
                                     --------   --------   --------   --------

Computed "expected" tax rate......    35.0%     (35.0%)      35.0%     34.0%
State income taxes, net of Federal
  income tax benefit..............     6.9%       4.7%        1.8%      7.3%
Loss carryforward of New Fortis
  subsidiary......................      --         --        (2.1%)    (2.6%)
Company owned life insurance......    (4.4%)     (3.7%)      (2.0%)    (3.6%)
Other.............................    (2.7%)      1.3%       (1.0%)    (2.6%)
                                     --------   --------   --------   --------
Effective tax rate................    34.8%     (32.7%)      31.7%     32.5%
                                     ========   ========   ========   ========

     The Company has state net operating loss carryforwards for financial reporting and tax purposes of $248,000,000 due to expire between the years October 31, 1996 and October 31, 2010.


11.  REDUCTION OF INVENTORY TO FAIR VALUE

     In accordance with FAS 121, the Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. During the year ended October 31, 1995, events and circumstances indicated that $10,701,000 of inventories was impaired. Based on the Company's evaluation of the expected revenue, cost to complete including interest, and selling cost, the inventory was written down by $4,142,000 to its fair value.

     Also in accordance with FAS 121, the Company records impairment losses on inventories and long lived assets held for sale when the related carrying amount exceeds the fair value less the selling cost. During the year ended October 31, 1995, inventory with a carrying amount of $18,956,000 was written down by $5,492,000 to its fair value. The Company expects to sell $7,705,000 of this inventory within one year and the remaining $11,251,000 in future years.`

     The $2,780,000 impairment loss presented on the consolidated statement of income represents the total aggregate impairment loss of $9,634,000 recorded on inventory held for development and held for sale net of $6,854,000 of reserves placed on inventories at October 31, 1994.

     During the eight months ended October 31, 1994, the Company provided reserves of $6.4 million to reduce certain residential properties to their estimated net realizable values. The October 31, 1994 reserve is primarily attributable to three communities, one each in New York, New Hampshire, and Pennsylvania. In New York, the reserve is an addition to prior years' reserves due to reduced sales prices, buyers concessions, and an extended sellout period. In New Hampshire, the reserve is also an addition to prior years' reserves due to reduced sales prices in anticipation of a bulk sale of the remaining homes. In Pennsylvania, the reserve is due to reduced sales prices and an extended sellout period. The February 28, 1993 reserve was substantially attributable to two Florida communities where the Company significantly reduced sales prices. Although all of these communities except New Hampshire have very few standing unsold houses, by reducing sales prices and offering buyer incentives the Company plans to accelerate their buildout. The Company believed the rapid liquidation of these properties will enable it to concentrate on newer and more profitable developments. In addition, in years prior to February 29, 1992 the Company established similar reserves attributable to Florida, New Hampshire and New York communities.

     During the twelve months ended October 31, 1995 and the eight months ended October 31, 1994 and the years ended February 28, 1994 and 1993, the Company charged $3,886,000, $5,209,000, $4,176,000, and $5,245,000, respectively, against reserves for losses realized from the sales of certain homes and land parcels. In the twelve months ended October 31, 1995, the eight months ended October 31, 1994, and the years ended February 28, 1994 and 1993, respectively, these charges consisted of $3,338,000, $4,900,000, $3,620,000, and $4,459,000 of
construction, and operations costs, $166,000 $89,000, $195,000, and $201,000 of selling, general and administration expenses and $382,000, $220,000, $361,000 and $583,000 of interest expenses. At October 31, 1995, inventory and residential rental inventory have been reduced by $9,634,000 to adjust such assets to fair value. At October 31, 1994, inventory and residential rental inventory have been reduced by an allowance of $10,739,000 to reflect the carrying amounts at estimated net realizable value.


12.  TRANSACTIONS WITH RELATED PARTIES

     The Company's Board of Directors has adopted a general policy providing that it will not make loans to officers or directors of the Company or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $2,000,000 at any one time, and that such loans will be made only with the approval of the members of the Company's Board of Directors who have no interest in the transaction. At October 31, 1995 and 1994 related party receivables from officers and directors amounted to $1,954,000 and $1,677,000, respectively. Notwithstanding the policy stated above, the Board of Directors of the Company concluded that the following transactions were in the best interests of the Company.

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

     The Company provides property management services to various limited partnerships including two partnerships in which Mr. A. Hovnanian, President and a Director of the Company, is a general partner, and members of his family and certain officers and directors of the Company are limited partners. At October 31, 1995, no amounts were due the Company by these partnerships.

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


13.  STOCK OPTION PLAN

     The Company has a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Stock option transactions are summarized as follows:

                                 October     October     February    February
                                 31, 1995    31, 1994    28, 1994    28, 1993
                                ---------    --------   ---------   ---------

Options outstanding at beginning
  of period...................    938,500     938,500   1,004,000     530,500
   Granted....................    270,000       --          --        509,500
   Exercised..................     15,000       --         58,500      28,000
   Cancelled..................     17,500       --          7,000       8,000
                                ---------   ---------    --------   ---------
Options outstanding at end
 of period....................  1,176,000     938,500     938,500   1,004,000
                                =========   =========   =========   =========

Options exercisable at end of
  period......................    748,667     598,833     598,833     336,500

Price range of options                                      $3.00-      $5.13-
  exercised...................      $5.13       --          $9.44       $9.44
Price range of options              $5.13-      $5.13-      $5.13-      $3.00-
  outstanding.................     $11.50      $11.50      $11.50      $11.50

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" establishes a fair value based method of accounting for stock-based compensation plans, including stock options. The disclosure requirements of this Statement shall be effective for financial statements for fiscal years beginning after December 15, 1995. However, registrants may elect to continue accounting for stock option plans under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," but will be required to provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted. Because the Company intends to continue accounting for its stock option plan under APB 25, there would have been no impact on the Company's financial statements resulting from adoption.

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

     As of October 31, 1995 and 1994, respectively, the Company is obligated under various performance letters of credit amounting to $7,397,000 and $6,088,000.


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


16.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the twelve months ended October 31, 1995, the eight months ended October 31, 1994, and the year ended February 28, 1994 is as follows:
                                             Three Months Ended
                                     -----------------------------------------
                                    October      July      April    January
                                    31, 1995   31, 1995  30, 1995   31, 1995
                                    --------   --------  --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues............................ $331,712  $173,153  $147,284   $125,596
Expenses............................ $314,650  $170,082  $146,551   $124,808
Income before income taxes.......... $ 17,062  $  3,071  $    733   $    788
State and Federal income tax........ $  6,432  $    986  $     54   $     54
Net income.......................... $ 10,630  $  2,085  $    679   $    734
Earnings per common share........... $   0.46  $   0.09  $   0.03   $   0.03
Weighted average number of
  common shares outstanding.........   23,037    23,037    23,032     23,022


                                          Two
                                         Months        Three Months Ended
                                          Ended      ----------------------
                                      October 31,    August 31,     May 31,
                                         1994           1994          1994
                                      -----------    ----------   ----------
                                       (In Thousands Except Per Share Data)
Revenues...........................     $149,215      $138,381     $ 98,989
Expenses...........................     $157,333      $141,289     $103,468
Loss before income taxes...........     $ (8,118)     $ (2,908)    $ (4,479)
State and Federal income tax.......     $ (3,149)     $   (426)    $ (1,500)
Net loss...........................     $ (4,969)     $ (2,482)    $ (2,979)
Loss per common share..............     $   (.22)     $   (.11)    $   (.13)
Weighted average number of
  common shares outstanding........       22,906        22,887       22,849


                                              Three Months Ended
                                    -----------------------------------------
                                    February   November   August       May
                                    28, 1994   30, 1993  31, 1993   31, 1993
                                    --------   --------  --------   ---------
                                      (In Thousands Except Per Share Data)

Revenues........................... $257,691   $143,078  $123,291   $ 62,950
Expenses........................... $241,046   $136,157  $116,093   $ 64,563
Income (loss) before income taxes
  and extraordinary loss........... $ 16,645   $  6,921  $  7,198   $ (1,613)
State and Federal income tax....... $  5,277   $  2,152  $  2,426   $   (626)
Income (loss) before extraordinary
   loss............................ $ 11,368   $  4,769  $  4,772   $   (987)
Extraordinary loss from
  extinguishment of debt, net
  of income taxes..................                                 $ (1,277)
Net income (loss).................. $ 11,368   $  4,769  $  4,772   $ (2,264)
Earnings (loss) per common share:
  Income (loss) before
    extraordinary loss............. $    .50   $    .21  $    .21   $   (.05)
  Extraordinary loss...............                                 $   (.05)
Net income (loss).................. $    .50   $    .21  $    .21   $   (.10)
Weighted average number of
  common shares outstanding........   22,842     22,839    22,818     22,784

                                  SCHEDULE VIII
                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                     BALANCE     CHARGED TO                          CHARGED TO               BALANCE
                     FEB. 29,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER       DESCRIP-    FEB 28,
DESCRIPTION            1992      EXPENSES                   TION     ACCOUNTS       TION        1993
------------------- -----------  -----------  ----------  ---------  ----------   ---------- -----------
Land and land
  development costs $ 2,523,000  $2,306,000  $2,292,000  Closings   $3,899,000     Reclass   $ 6,436,000
Land, land options
  and costs of comm.
  in planning         8,200,000     794,000   1,458,000  Closings   (2,690,000)    Reclass     4,846,000
Rental property       4,889,000               1,495,000  Closings   (1,007,000)    Reclass     2,387,000
Income producing
  property under
  development           300,000                                       (202,000)    Reclass        98,000
                    -----------  ----------  -----------            -----------              -----------
                    $15,912,000  $3,100,000  $5,245,000                     $0               $13,767,000
                    ===========  ==========  ==========             ===========              ===========

                     BALANCE     CHARGED TO                          CHARGED TO              BALANCE
                     FEB. 28,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER      DESCRIP-    FEB 28,
DESCRIPTION            1993      EXPENSES                   TION     ACCOUNTS      TION        1994
------------------- -----------  ----------   ----------  ---------  ----------  ---------- -----------
Land and land
  development costs $ 6,436,000               $3,164,000  Closings   $2,091,000    Reclass   $ 5,363,000
Land, land options
  and costs of comm.
  in planning         4,846,000                                      (2,091,000)   Reclass     2,755,000
Rental property       2,387,000                1,012,000  Closings                             1,375,000
Income producing
  property under
  development            98,000                                                                   98,000
                    -----------  ----------   ----------             ----------              -----------
                    $13,767,000               $4,176,000                     $0              $ 9,591,000
                    ===========  ==========   ==========             ==========             ============

                     BALANCE     CHARGED TO                          CHARGED TO              BALANCE
                     FEB. 28,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER      DESCRIP-    OCT. 31,
DESCRIPTION            1994      EXPENSES                   TION     ACCOUNTS      TION         1994
------------------- -----------  ----------   ----------  ---------  ----------  ---------- -----------
Land and land
  development costs $ 5,363,000  $5,762,000   $3,370,000  Closings                           $ 7,755,000
Land, land options
  and costs of comm.
  in planning         2,755,000                1,123,000  Closings                             1,632,000
Rental property       1,375,000     595,000      716,000  Closings                             1,254,000
Income producing
  property under
  development            98,000                                                                   98,000
                    -----------  ----------   ----------             ----------             ------------
                    $ 9,591,000  $6,357,000   $5,209,000                                     $10,739,000
                    ===========  ==========   ==========             ==========             ============

                     BALANCE     CHARGED TO                          CHARGED TO              BALANCE
                     OCT. 31,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER      DESCRIP-    OCT. 31,
DESCRIPTION            1994      EXPENSES                   TION     ACCOUNTS      TION        1995
------------------- -----------  -----------  ----------  ---------  ----------  ---------- -----------
Land and land
  development costs $ 7,755,000               $2,796,000  Closings   $4,959,000  FASB 121           $0
Land, land options
  and costs of comm.
  in planning         1,632,000                                       1,632,000  FASB 121            0
Rental property       1,254,000                1,089,000  Closings      165,000  FASB 121            0
Income producing
  property under
  development            98,000                                          98,000  FASB 121            0
                    -----------  -----------  ----------             ----------             -----------
                    $10,739,000               $3,885,000             $6,854,000                     $0
                    ===========  ===========  ==========             ==========             ===========

                                   SCHEDULE X
                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL INCOME STATEMENT INFORMATION
                                         Charged To Cost And Expenses
                                  --------------------------------------------

                                  October     October     February    February
                                  31, 1995    31, 1994    28, 1994    28, 1993
                                  ----------  ---------   ---------   ---------
Advertising....................   $12,899,000 $6,368,000  $8,587,000  $5,895,000
Depreciation...................   $ 4,095,000 $2,508,000  $3,035,000  $2,924,000
Maintenance guarantee reserves.   $ 1,248,000 $  669,000  $1,237,000  $2,764,000

                                   SCHEDULE XI
                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                OCTOBER 31, 1995

                         Gross Amounts (A)(B)(C)(D)
                         ---------------------------
                                        Building/                   Tax      Accumulated
Description                  Land     Improvements     Total       Basis     Depreciation
------------------------ -----------  ------------  ----------- -----------  ------------
 1 Society Hill Florida            0  $   349,000  $   349,000  $   349,000             0
   Lake Worth, FL
   Condominiums
 2.North Center Drive    $   636,000    7,247,000    7,883,000    6,508,000   $   930,000
   North Brunswick, NJ
   Flex Building
 3 K.Hovnanian Corp.Center   541,000    5,183,000    5,724,000    5,247,000     1,141,000
   West Palm Beach, FL
   Office Building
 4 Society Hill @ Merrimack        0       61,000       61,000       61,000             0
   Merrimack, NH
   Condominiums
 5 Hovnanian Corp.Center   1,000,000    4,760,000    5,760,000    5,205,000     1,138,000
   North Brunswick, NJ
   Retail
 6 Piscataway Retail       1,743,000   10,540,000   12,283,000   11,299,000     1,864,000
   Piscataway, NJ
   Retail Center
 7 Hovnanian Corp. Center    616,000    8,678,000    9,294,000    8,253,000     3,057,000
   North Brunswick, NJ
   Office/Warehouse
 8 Cypress Plaza           1,318,000    6,870,000    8,188,000    7,441,000       542,000
   Jacksonville, FL
   Retail Center
 9 Allaire Shopping Center 1,688,000    6,769,000    8,457,000    8,457,000       435,000
   Allaire, NJ
   Retail Center
10 Hidden Meadows            544,000    5,740,000    6,284,000    6,125,000       293,000
   Ocean Twp, NJ
   Condominiums
11 North Brunswick V         714,000    1,975,000    2,689,000    2,415,000             0
   North Brunswick, NJ
   Retail/Land Under
   Development
12 Norfolk Village           640,000    5,381,000    6,021,000    5,731,000        41,000
   Mahwah, NJ
   Condominiums
13 Miscellaneous                   0        5,000        5,000        5,000             0
   New Jersey
   Leasehold Improvements
14 Hovnanian Corp. Center  2,705,000    5,156,000     7,861,000   7,280,000             0
   North Brunswick, NJ
   Land/Land Improvement
   Approval & Flex Building
   Under Construction
15 Newark Shopping Center          0    1,384,000     1,384,000   1,383,000             0
   Newark, NJ
   Land Improvement and
   Approval Costs
16 Merrimack Commercial       75,000      100,000       175,000     175,000             0
   Merrimack, NH
   Land/Land Improvement
   Costs
17 Cypress Plaza           1,104,000      405,000     1,509,000   1,509,000             0
   Jacksonville, FL
   Land/Land Improvement
   and Approval Costs
18 Jensen Beach Club         192,000            0       192,000     192,000             0
   Jensen Beach, FL
   Land/Land Improvement
   and Approval Costs
                         -----------  ------------  ----------- -----------   -----------
                         $13,516,000  $70,603,000   $84,119,000 $77,635,000    $9,441,000
                         ===========  ============  =========== ===========   ===========

(A) Fiscal Year Construction Completed:
    1 - 1985
    2 through 3 - 1987
    4 through 8 - 1990
    9 through 11 - 1993
    12 - 1995
    13 through 18 - not completed

                             SCHEDULE XI (CONCLUDED)

(B) Depreciable Life:
    40 years - Depreciation expense was $1,973,000 for the year ended
    October 31, 1995.
    Depreciation expense was $1,175,000 for the eight months ended
    October 31, 1994, and $1,408,000 and $1,723,000 for the twelve months ended February  28, 1994 and 1993, respectively.
(C) Items marked 14 through 18 consist of land improvement, building construction, and approval costs on land held for future development.

Balance - February 28, 1993                                   $ 67,938,000

   Additions:  Improvements                                      3,635,000
               Transfers from inventories                        6,558,000
               Acquisitions                                      8,020,000
   Deletions:  Cost of rental condominiums sold                 (1,414,000)
               Cost of retail center sold                         (728,000)
               Abandonment of project                             (202,000)
                                                              -------------
Balance - February 28, 1994                                     83,807,000


   Additions:  Improvements                                      2,249,000
               Transfers from inventories                          145,000
   Deletions:  Cost of rental condomimiums sold                 (1,806,000)
               Cost of commercial center sold                   (1,243,000)
               Cost of mini storage sold                        (3,892,000)

                                                              -------------
Balance - October 31, 1994                                    $ 79,260,000
                                                              -------------
   Additions:  Improvement                                         840,000
               Construction                                      5,779,000
   Deletions:  Cost of rental condominiums sold                 (1,760,000)
                                                              -------------
Balance - October 31, 1995                                    $ 84,119,000
                                                              =============

Balance at October 31, 1995 is reported on the consolidated balance sheet as rental and income producing properties under development.


