Form 10-Q
period 1996-01-31
HOVNANIAN ENTERPRISES INC
filed 1996-03-13
CIK 357294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 1996  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 15,090,170 Class A Common Shares and 7,946,883 Class B Common Shares were outstanding as of February 20, 1996.
                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at January 31,
                1996 (unaudited) and October 31, 1995                3

              Consolidated Statements of Income for the
                three months ended January 31, 1996
                and 1995 (unaudited)                                 5

              Consolidated Statements of Stockholders' Equity
                for the three months ended January 31, 1996
                (unaudited)                                          6

              Consolidated Statements of Cash Flows
                for the three months ended January 31, 1996
                and 1995 (unaudited)                                 7

              Notes to Consolidated Financial
                Statements (unaudited)                               8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                       10

PART II.  Other Information

     Item 6(a).  Exhibit 27 - Financial Data Schedules

     Item 6(b). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                          17

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                   January 31,    October 31,
          ASSETS                                       1996          1995
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $  7,499       $ 14,147
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    372,650        345,410
    Land and land options held for future
      development or sale.........................     62,908         59,003
                                                   -----------    -----------
      Total Inventories...........................    435,558        404,413
                                                   -----------    -----------

  Receivables, deposits, and notes................     32,785         27,782
                                                   -----------    -----------

  Property, plant, and equipment - net............     15,476         14,644
                                                   -----------    -----------

  Prepaid expenses and other assets...............     35,714         26,422
                                                   -----------    -----------
      Total Homebuilding..........................    527,032        487,408
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................        362          1,306
  Mortgage loans held for sale....................     16,688         46,621
  Other assets....................................      1,394          1,940
                                                   -----------    -----------
      Total Financial Services....................     18,444         49,867
                                                   -----------    -----------

Investment Properties:
  Rental property - net...........................     55,115         63,310
  Property under development or held for future
    development...................................     11,465         11,368
  Other assets....................................     11,644          3,795
  Investment in and advances to unconsolidated
    joint venture.................................        612          3,804
                                                   -----------    -----------
      Total Investment Properties.................     78,836         82,277
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................     17,546         18,184
  Other assets....................................        733          1,281
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....     18,279         19,465
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      4,470          6,361
                                                   -----------    -----------
Total Assets......................................   $647,061       $645,378
                                                   ===========    ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      January 31,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1996         1995
                                                      -----------  -----------
Homebuilding:
  Nonrecourse land mortgages.........................   $ 22,249     $ 25,046
  Accounts payable and other liabilities.............     29,477       48,619
  Customers' deposits................................     13,505       11,626
  Nonrecourse mortgage secured by operating property.      3,983        4,003
                                                      -----------  -----------
      Total Homebuilding.............................     69,214       89,294
                                                      -----------  -----------
Financial Services:
  Accounts payable and other liabilities.............        287        1,043
  Mortgage warehouse line of credit..................     14,070       41,855
                                                      -----------  -----------
      Total Financial Services.......................     14,357       42,898
                                                      -----------  -----------
Investment Properties:
  Accounts payable and other liabilities.............      1,157        1,105
  Nonrecourse mortgages secured by rental property...     31,389       31,490
                                                      -----------  -----------
      Total Investment Properties....................     32,546       32,595
                                                      -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities.............         13           14
  Bonds collateralized by mortgages receivable.......     16,731       17,880
                                                      -----------  -----------
      Total Collateralized Mortgage Financing........     16,744       17,894
                                                      -----------  -----------
Notes Payable:
  Revolving credit agreement.........................    131,400       80,650
  Subordinated notes.................................    200,000      200,000
  Accrued interest...................................      5,965        5,712
                                                      -----------  -----------
      Total Notes Payable............................    337,365      286,362
                                                      -----------  -----------
      Total Liabilities..............................    470,226      469,043
                                                      -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,384,357 shares
    (including 345,874 shares held in Treasury)......        154          154
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,344,444 shares
    (including 345,874 shares held in Treasury)......         83           83
  Paid in Capital....................................     33,935       33,935
  Retained Earnings..................................    147,962      147,462
  Treasury Stock - at cost...........................     (5,299)      (5,299)
                                                      -----------  -----------
      Total Stockholders' Equity.....................    176,835      176,335
                                                      -----------  -----------
Total Liabilities and Stockholders' Equity...........   $647,061     $645,378
                                                      ===========  ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                           Three Months Ended
                                               January 31,
                                         --------------------
                                            1996       1995
                                         ---------  ---------
Revenues:
  Homebuilding:
    Sale of homes....................... $108,570   $117,674
    Land sales and other revenues.......    2,460      3,677
                                         ---------  ---------
      Total Homebuilding................  111,030    121,351
  Financial Services....................    1,121      1,139
  Investment Properties.................    4,541      2,566
  Collateralized Mortgage Financing.....      447        540
                                         ---------  ---------
      Total Revenues....................  117,139    125,596
                                         ---------  ---------
Expenses:
  Homebuilding:
    Cost of sales.......................   88,295     94,992
    Selling, general and administrative.   14,012     15,634
                                         ---------  ---------
      Total Homebuilding................  102,307    110,626
  Financial Services....................    1,814      2,007
  Investment Properties.................    1,714      1,454
  Collateralized Mortgage Financing.....      475        514
  Corporate General and Administration..    3,643      3,099
  Interest..............................    5,600      4,915
  Other operations......................    1,270      2,193
                                         ---------  ---------
      Total Expenses....................  116,823    124,808
                                         ---------  ---------
Income Before Income Taxes..............      316        788
                                         ---------  ---------
State and Federal Income Taxes:
  State.................................      540        167
  Federal...............................     (724)      (113)
                                         ---------  ---------
    Total Taxes.........................     (184)        54
                                         ---------  ---------
Net Income.............................. $    500   $    734
                                         =========  =========
Earnings Per Common Share............... $    .02   $    .03
                                         =========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                                  A Common Stock         B Common Stock
                             ---------------------  ---------------------
                                Shares                 Shares
                              Issued and             Issued and            Paid-In  Retained   Treasury
                             Outstanding   Amount   Outstanding    Amount  Capital  Earnings    Stock       Total
                             -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, October 31, 1995... 15,038,483      $154    7,998,570       $83   $33,935  $147,462    $(5,299)  $176,335
Net Income..................                                                             500                   500
                             -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, January 31, 1996... 15,038,483      $154    7,998,570       $83   $33,935  $147,962    $(5,299)  $176,835
                             ===========  ========  ===========  ========  =======  =========  =========  ========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                           Three Months Ended
                                                               January 31,
                                                          ----------------------
                                                             1996        1995
                                                          ----------  ---------
Cash Flows From Operating Activities:
  Net Income............................................. $     500   $     734
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation.......................................     1,229         994
      Gain on sale and retirement of property
        and assets.......................................    (2,114)       (70)
      Deferred income taxes..............................     1,835       1,794
      Decrease (increase) in assets:
        Escrow cash......................................       668      (1,700)
        Receivables, prepaids and other assets...........   (13,173)     (8,593)
        Mortgage notes receivable........................    22,047      13,966
        Inventories......................................   (31,145)    (54,767)
      Increase (decrease) in liabilities:
        State and Federal income taxes...................        56      (2,066)
        Customers' deposits..............................     1,885       3,295
        Interest and other accrued liabilities...........    (8,070)     (1,737)
        Post development completion costs................      (601)       (489)
        Accounts payable.................................   (11,558)       (554)
                                                          ----------  ----------
          Net cash used in operating activities..........   (38,441)    (49,193)
                                                          ----------  ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets..............    10,400         249
  Investment in property and assets......................                  (220)
  Purchase of property...................................    (1,448)       (443)
  Investment in and advances to unconsolidated affiliates     3,188         294
  Investment in income producing properties..............      (387)        138
                                                          ----------  ----------
          Net cash provided by investing activities......    11,753          18
                                                          ----------  ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes......................   145,935     323,488
  Principal payments on mortgages and notes..............  (126,770)   (284,294)
  Investment in mortgage notes receivable................       640       1,219
                                                          ----------  ----------
          Net cash provided by financing activities......    19,805      40,413
                                                          ----------  ----------
Net Decrease In Cash.....................................    (6,883)     (8,762)
Cash Balance, Beginning Of Period........................    11,914      14,537
                                                          ----------  ----------
Cash Balance, End Of Period.............................. $   5,031   $   5,775
                                                          ==========  ==========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     1. The consolidated financial statements, except for the October 31, 1995 consolidated balance sheets, have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

     2.  Interest costs incurred, expensed and capitalized were:

                                     Three Months Ended
                                         January 31,
                                     -------------------
                                       1996       1995
                                     --------   --------
                                    (Dollars in Thousands)

Interest Incurred (1):
  Residential (3)..................  $  7,085   $  6,989
  Commercial(4)....................     1,510      1,200
                                     --------   --------
    Total Incurred.................  $  8,595   $  8,189
                                     ========   ========
Interest Expensed:
  Residential (3)..................  $  4,090   $  3,750
  Commercial (4)...................     1,510      1,165
                                     --------   --------
     Total Expensed................  $  5,600   $  4,915
                                     ========   ========
Interest Capitalized at
  Beginning of Period..............  $ 36,182   $ 28,948
Plus Interest Incurred.............     8,595      8,189
Less Interest Expensed.............     5,600      4,915
Less Charges to Reserves...........       147         50
                                     --------   --------
Interest Capitalized at
  End of Period ...................  $ 39,030   $ 32,172
                                     ========   ========
Interest Capitalized at
  End of Period (5):
  Residential(3)...................  $ 32,532   $ 26,025
  Commercial(2)....................     6,498      6,147
                                     --------   --------
    Total Capitalized..............  $ 39,030   $ 32,172
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

     3. Homebuilding accumulated depreciation at January 31, 1996 and October 31, 1995 amounted to $13,333,000 and $13,731,000, respectively. Rental property accumulated depreciation at January 31, 1996 and October 31, 1995 amounted to $9,515,000 and $9,440,000, respectively.



            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the three months ended January 31, 1996 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, and interest. The Company provided for its cash requirements from the revolving credit facility, land purchase notes, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $225,000,000 (the "Revolving Credit Facility") through March 1998. Interest is payable monthly and at various rates of either prime plus 1/2% or Libor plus 2%. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of January 31, 1996, borrowings under the Agreement were $131,400,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of January 31, 1996 was $200,000,000. Annual sinking fund payments of $20,000,000 are required in April 2000 and 2001 with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005,
respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of January 31, 1996, the aggregate principal amount of all such borrowings was $30,801,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                             January 31,      October 31,
                                                 1996            1995
                                             ------------    ------------

Residential real estate inventory..........  $435,558,000    $404,413,000
Residential rental property................    12,596,000      12,381,000
                                             ------------    ------------
  Total Residential Real Estate............   448,154,000     416,794,000
Commercial properties......................    53,984,000      62,297,000
                                             ------------    ------------
  Combined Total...........................  $502,138,000    $479,091,000
                                             ============    ============

     Total residential real estate increased $31,360,000 during the three months ended January 31, 1996 primarily as a result of an inventory increase of $31,145,000. The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries later this year. Substantially all residential homes under construction or completed and included in real estate inventory at January 31, 1996 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development:
                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ---------

  January 31, 1996...      88      14,744    4,939      1,505       8,300

  October 31, 1995...      92      14,767    4,743      1,426       8,598

(1) Includes 25 and 97 lots under option at January 31, 1996 and October 31, 1995, respectively.

(2) Of the total home lots available, 526 and 420 were under construction or complete (including 117 and 119 models and sales offices) and 1,695 and 2,353 were under option at January 31, 1996 and October 31, 1995, respectively.

     In addition, in substantially completed or suspended developments the Company owned or had under option 476 and 323 home lots at January 31, 1996 and October 31, 1995, respectively. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At January 31, 1996 the Company controlled such land to build 12,964 proposed homes, compared to 12,637 homes at October 31, 1995.

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At January 31, 1996, the Company had long-term non-recourse financing aggregating $31,389,000 on six commercial facilities, a decrease from October 31, 1995, due to $101,000 in principal amortization. In January, 1996 the Company sold a retail center with a book value of $8,022,000 at October 31, 1995. The sale of this center and first quarter depreciation were the primary causes for the $8,313,000 decrease in commercial properties.

     The collateralized mortgages receivable are pledged against non-recourse collateralized mortgage obligations. Residential mortgages receivable amounting to $15,738,000 and $45,669,000 at January 31, 1996 and October 31, 1995,
respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1996 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1995

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

     Historically, the Company's first quarter produces the least amount of deliveries for the year. This was true for fiscal 1995 and management believes will be true for fiscal 1996. As a result, the first quarter also produces the lowest quarterly net income for the year.

     An important indicator of the future results is the Company's contract backlog and recently signed contracts. At January 31, 1996 the Company's home contract backlog for future delivery was 1,530 homes, with an aggregate sales value of $279.0 million, compared to 1,914 homes, with an aggregate sales value of $330.2 million at the same time last year. For the three months ended January 31, 1996 net contracts signed amounted to $106.4 million or 648 homes, compared to $127.1 million or 780 homes for the same period last year. Substantially all of the decline is attributable to the reduced number of signed contracts in October and November 1995 compared to October and November 1994.
In addition signed contracts in February 1996 exceeded February 1995 by 86%. During the four months ended February 1996 signed contracts increased 11.3% over the same period last year.


Total Revenues:

     Revenues for the three months ended January 31, 1996 decreased $8.4 million or 6.7%, compared to the same period last year. This was a result of decreased revenues from sale of homes of $9.1 million, a $1.2 million decrease in land sales and other homebuilding revenues, and a $0.1 million decrease in collateralized mortgage financing revenues. These decreases were partially offset by a $2.0 million increase in investment properties.


Homebuilding:

     Sale of homes revenues decreased $9.1 million or 7.7% during the three months ended January 31, 1996 compared to the same period last year. Sale of homes revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended
                            January 31,
                        ------------------
                          1996      1995
                        --------  --------
                       (Dollars in Thousands)

Northeast Region:
  Housing Revenues..... $ 55,365  $ 72,874
  Homes Delivered......      280       395

North Carolina:
  Housing Revenues..... $ 21,062  $ 21,585
  Homes Delivered......      124       135

Florida:
  Housing Revenues..... $ 17,878  $ 15,917
  Homes Delivered......      117       104

Metro Washington, D.C.:
  Housing Revenues..... $  4,397  $  4,886
  Homes Delivered......       21        25

California:
  Housing Revenues..... $  9,868  $  2,094
  Homes Delivered......       52        11

Other:
  Housing Revenues.....       --  $    318
  Homes Delivered......       --         6

Totals:
  Housing Revenues..... $108,570  $117,674
  Homes Delivered......      594       676

     The three months ended January 31, 1996 decrease in sale of homes revenues (compared to the prior year) was primarily due to the decrease in the number of homes sold and subsequently delivered. Average sales prices have increased from $174,074 for the three months ended January 31, 1995 to $182,778 for the three months ended January 31, 1996. In the Northeast Region one reason average sales prices are increasing is because of the Company's diversified product mix of more detached single family homes and larger townhouses with garages designed for the move-up buyer. In North Carolina, average sales prices increased primarily due to the addition of higher priced communities. In Metro Washington, D.C. average sales prices increased because there was a higher percentage of single family detached homes delivered. In Florida and California, average sales prices remained the same from 1995 to 1996.

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                 Three Months Ended
                                     January 31,
                                ---------------------
                                   1996        1995
                                ---------   ---------
                                (Dollars in Thousands)

Sale of Homes...................$108,570    $117,674
Cost of Sales...................  87,291      94,586
                                ---------   ---------
Housing Gross Margin............$  21,291    $ 23,088
                                =========   =========

Gross Margin Percentage.........   19.6%       19.6%

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. Although gross margins increased in all the Company's markets except Metro Washington, D. C., total gross margin remained the same for the three months ended January 31, 1996 compared to the same period last year. This was primarily due to a change in geographic product mix with 51.0% of the home deliveries coming from the Northeast Region where margins are higher, compared to 61.9% for the same period last year.

     Selling, general, and administrative expenses decreased $1.6 million during the three months ended January 31, 1996 compared to the same period last year. As a percentage of sale of homes revenues such expenses decreased to 12.9% for the three months ended January 31, 1996 from 13.3% for the prior year. The three month decrease in selling, general, and administrative expenses in dollars is primarily due to decreased deliveries. The three month decrease as a percentage of sale of homes revenues is primarily the result of decreased commissions due to decreased sales orders.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales, title insurance activities, interest income, contract deposit forfeitures, and California housing management operations.

     A breakout of land and lot sales is set forth below:

                                      Three Months Ended
                                          January 31,
                                      ------------------
                                        1996      1995
                                      --------  --------

Land and Lot Sales................... $  1,193  $  1,307
Cost of Sales........................    1,004       406
                                      --------  --------
Land and Lot Sales Gross Margin...... $    189  $    901
                                      ========  ========

Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

     In May 1994, the Company purchased a homebuilding and management company in California for $0.8 million. Although no new management contracts are being obtained, the existing contracts resulted in $0.7 million of revenues for the three months ended January 31, 1995 compared to zero for the three months ended January 31, 1996. Included in Other Operations (see below) are expenses associated with the California homebuilding management operations, and amortization of a portion of the acquisition price of management contracts.


Financial Services

     Financial services consists primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. Approximately 34% and 30% of the Company's homebuyers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiaries during the years ended October 31, 1995 and 1994, respectively. For the three months ended January 31, 1996 and 1995 substantially all of the financial services losses were the result of reduced volume and low interest rate spreads, due to increased competition. Most servicing rights on new mortgages originated by the Company will be sold as the loans are closed.


Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. At January 31, 1996, the Company owned and was leasing two office buildings, three office/warehouse facilities, two retail centers, and two senior citizen rental communities in New Jersey. During the three months ended January 31, 1996 the Company sold a retail center and reported a pretax profit of $2.1 million. Investment Properties expenses do not include interest expense which is reported below under "Interest."


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


Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Corporate general and administration expenses increased $0.5 million during the three months ended January 31, 1996 compared to the same period last year, or 17.6%. As a percentage of total revenues such expenses were 3.1% and 2.5% for the three months ended January 31, 1996 and 1995, respectively. The increase was primarily the result of a one-time insurance adjustment and increased depreciation on recently acquired computer equipment.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                                Three Months Ended
                                    January 31,
                                ------------------
                                  1996      1995
                                --------  --------

Sale of Homes.................. $  4,050  $  3,727
Land and Lot Sales.............       40        23
Rental Properties..............    1,510     1,165
                                --------  --------
Total.......................... $  5,600  $  4,915
                                ========  ========

Housing interest as a percentage of sale of homes revenues amounted to 3.7% and 3.2% for the three months ended January 31, 1996 and 1995, respectively. The increase of interest as a percentage of sale of homes revenues is primarily attributable to slower inventory turnover.


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


Total Taxes

     Total taxes as a percentage of income before income taxes amounted to 6.9% for the three months ended January 31, 1995 and was a tax credit for the three months ended January 31, 1996. Deferred federal and state income tax assets primarily represents the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


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




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  March 13, 1996               /S/KEVORK S. HOVNANIAN
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and
                                    Chief Executive Officer



DATE:  March 13, 1996               /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller