Form 10-Q
period 1996-04-30
HOVNANIAN ENTERPRISES INC
filed 1996-06-11
CIK 357294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 1996  or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 15,112,362 Class A Common Shares and 7,924,691 Class B Common Shares were outstanding as of May 31, 1996.
                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at April 30,
                1996 (unaudited) and October 31, 1995                3

              Consolidated Statements of Income for the
                three and six months ended April 30, 1996
                and 1995 (unaudited)                                 5

              Consolidated Statements of Stockholders' Equity
                for the six months ended April 30, 1996
                (unaudited)                                          6

              Consolidated Statements of Cash Flows
                for the six months ended April 30,
                1996 and 1995 (unaudited)                            7

              Notes to Consolidated Financial
                Statements (unaudited)                               8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                        9

PART II.  Other Information

     Item 4.     Submission of Matters to a Vote of
                 Security Holders                                   16

     Item 6(a).  Exhibit 10(a) - Third Amentment to Credit
                 Agreement dated June 4, 1996 among
                 K. Hovnanian Enterprises, Inc., Hovnanian
                 Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic Bank,N.A., Chemical Bank, Meridian
                 Bank, NationsBank,N.A., First National Bank of Boston, Bank of America Illinois, First National Bank of Chicago, Comerica Bank, and Credit Lyonnais.

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                          17

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                    April 30,     October 31,
          ASSETS                                       1996          1995
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $  9,073       $ 14,147
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    386,725        345,410
    Land and land options held for future
      development or sale.........................     63,963         59,003
                                                   -----------    -----------
      Total Inventories...........................    450,688        404,413
                                                   -----------    -----------

  Receivables, deposits, and notes................     36,269         27,782
                                                   -----------    -----------

  Property, plant, and equipment - net............     16,483         14,644
                                                   -----------    -----------

  Prepaid expenses and other assets...............     42,444         26,422
                                                   -----------    -----------
      Total Homebuilding..........................    554,957        487,408
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................        555          1,306
  Mortgage loans held for sale....................     22,190         46,621
  Other assets....................................      1,374          1,940
                                                   -----------    -----------
      Total Financial Services....................     24,119         49,867
                                                   -----------    -----------

Investment Properties:
  Rental property - net...........................     52,846         63,310
  Property under development or held for future
    development...................................     13,537         11,368
  Other assets....................................     11,807          3,795
  Investment in and advances to unconsolidated
    joint venture.................................        337          3,804
                                                   -----------    -----------
      Total Investment Properties.................     78,527         82,277
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................     16,720         18,184
  Other assets....................................      1,084          1,281
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....     17,804         19,465
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      7,323          6,361
                                                   -----------    -----------
Total Assets......................................   $682,730       $645,378
                                                   ===========    ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                        April 30,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1996         1995
                                                       -----------  -----------
Homebuilding:
  Nonrecourse land mortgages.........................    $ 25,541     $ 25,046
  Accounts payable and other liabilities.............      28,141       48,619
  Customers' deposits................................      17,830       11,626
  Nonrecourse mortgages secured by operating property       3,961        4,003
                                                       -----------  -----------
      Total Homebuilding.............................      75,473       89,294
                                                       -----------  -----------
Financial Services:
  Accounts payable and other liabilities.............         460        1,043
  Mortgage warehouse line of credit..................      19,906       41,855
                                                       -----------  -----------
      Total Financial Services.......................      20,366       42,898
                                                       -----------  -----------
Investment Properties:
  Accounts payable and other liabilities.............         768        1,105
  Nonrecourse mortgages secured by rental property...      31,286       31,490
                                                       -----------  -----------
      Total Investment Properties....................      32,054       32,595
                                                       -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities.............          12           14
  Bonds collateralized by mortgages receivable.......      16,282       17,880
                                                       -----------  -----------
      Total Collateralized Mortgage Financing........      16,294       17,894
                                                       -----------  -----------
Notes Payable:
  Revolving credit agreement.........................     154,825       80,650
  Subordinated notes.................................     200,000      200,000
  Accrued interest...................................       5,635        5,712
                                                       -----------  -----------
      Total Notes Payable............................     360,460      286,362
                                                       -----------  -----------
      Total Liabilities..............................     504,647      469,043
                                                       -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,444,011 shares
    (including 345,874 shares held in Treasury)......         154          154
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,284,790 shares
    (including 345,874 shares held in Treasury)......          83           83
  Paid in Capital....................................      33,935       33,935
  Retained Earnings..................................     149,210      147,462
  Treasury Stock - at cost...........................      (5,299)      (5,299)
                                                       -----------  -----------
      Total Stockholders' Equity.....................     178,083      176,335
                                                       -----------  -----------
Total Liabilities and Stockholders' Equity...........    $682,730     $645,378
                                                       ===========  ===========

See notes to consolidated financial statements.

                 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                           Three Months Ended    Six Months Ended
                                                April 30,           April 30,
                                         --------------------  --------------------
                                            1996       1995       1996       1995
                                         ---------  ---------  ---------  ---------
Revenues:
  Homebuilding:
    Sale of homes....................... $143,504   $139,607   $252,074   $257,281
    Land sales and other revenues.......    5,194      3,618      7,654      7,295
                                         ---------  ---------  ---------  ---------
      Total Homebuilding................  148,698    143,225    259,728    264,576
  Financial Services....................    1,329      1,685      2,450      2,824
  Investment Properties.................    2,009      1,920      6,550      4,486
  Collateralized Mortgage Financing.....      428        454        875        994
                                         ---------  ---------  ---------  ---------
      Total Revenues....................  152,464    147,284    269,603    272,880
                                         ---------  ---------  ---------  ---------
Expenses:
  Homebuilding:
    Cost of sales.......................  115,516    113,618    203,811    208,610
    Selling, general and administrative.   19,460     17,622     33,472     33,256
                                         ---------  ---------  ---------  ---------
      Total Homebuilding................  134,976    131,240    237,283    241,866
  Financial Services....................    1,769      2,104      3,583      4,111
  Investment Properties.................    1,703      1,521      3,417      2,975
  Collateralized Mortgage Financing.....      446        542        921      1,056
  Corporate General and Administration..    3,553      3,126      7,196      6,225
  Interest..............................    6,796      6,511     12,396      1,426
  Other operations......................    1,638      1,507      2,908      3,700
                                         ---------  ---------  ---------  ---------
      Total Expenses....................  150,881    146,551    267,704    271,359
                                         ---------  ---------  ---------  ---------
Income Before Income Taxes..............    1,583        733      1,899      1,521
                                         ---------  ---------  ---------  ---------
State and Federal Income Taxes:
  State.................................      296        339        836        506
  Federal...............................       39       (285)      (685)      (398)
                                         ---------  ---------  ---------  ---------
    Total Taxes.........................      335         54        151        108
                                         ---------  ---------  ---------  ---------
Net Income.............................. $  1,248   $    679   $  1,748   $  1,413
                                         =========  =========  =========  =========
Earnings Per Common Share............... $   0.05   $   0.03   $   0.08   $   0.06
                                         =========  =========  =========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                                  A Common Stock         B Common Stock
                             ---------------------  ---------------------
                                Shares                 Shares
                              Issued and             Issued and            Paid-In  Retained   Treasury
                             Outstanding   Amount   Outstanding    Amount  Capital  Earnings    Stock       Total
                             -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, October 31, 1995... 15,038,483      $154    7,998,570       $83   $33,935  $147,462    $(5,299)  $176,335

Conversion of Class B to

  Class A Common Stock......     59,654                (59,654)

Net Income..................                                                           1,748                 1,748
                             -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, April 30, 1996..... 15,098,137      $154    7,938,916       $83   $33,935  $149,210    $(5,299)  $178,083
                             ===========  ========  ===========  ========  =======  =========  =========  ========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                                              Six Months Ended
                                                                  April 30,
                                                           ----------------------
                                                              1996        1995
                                                           ----------  ----------
Cash Flows From Operating Activities:
  Net Income.............................................  $   1,748   $   1,413
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation.......................................      2,488       2,031
      Gain on sale and retirement of property
        and assets.......................................     (1,952)        (21)
      Deferred income taxes..............................      2,466       3,028
      Decrease (increase) in assets:
        Escrow cash......................................     (2,675)       (725)
        Receivables, prepaids and other assets...........    (16,858)    (19,004)
        Mortgage notes receivable........................     17,121       6,956
        Inventories......................................    (46,275)    (64,522)
      Increase (decrease) in liabilities:
        State and Federal income taxes...................     (3,429)     (3,378)
        Customers' deposits..............................      6,335       5,178
        Interest and other accrued liabilities...........     (7,266)     (2,572)
        Post development completion costs................       (126)     (1,969)
        Accounts payable.................................    (14,215)     (8,012)
                                                           ----------  ----------
          Net cash used in operating activities..........    (62,638)    (81,597)
                                                           ----------  ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets..............      2,238       1,046
  Investment in property and assets......................     (3,195)     (3,230)
  Investment in and advances to unconsolidated affiliates      3,642         238
  Investment in income producing properties..............       (823)      1,417
                                                           ----------  ----------
          Net cash provided (used) by investing activities     1,862        (529)
                                                           ----------  ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes......................    559,398     599,195
  Principal payments on mortgages and notes..............   (508,521)   (527,579)
  Investment in mortgage notes receivable................      1,694       1,900
  Proceeds from sale of stock............................                     77
                                                           ----------  ----------
          Net cash provided by financing activities......     52,571      73,593
                                                           ----------  ----------
Net Decrease In Cash.....................................     (8,205)     (8,533)
Cash Balance, Beginning Of Period........................     11,914      14,537
                                                           ----------  ----------
Cash Balance, End Of Period..............................  $   3,709   $   6,004
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

     2.  Interest costs incurred, expensed and capitalized were:

                                Three Months Ended     Six Months Ended
                                     April 30,            April 30,
                                -------------------  --------------------
                                  1996       1995      1996        1995
                                --------   --------   --------   --------
                                         (Dollars in Thousands)

Interest Incurred (1):
  Residential (3).............  $  7,587   $  7,279   $ 14,672   $ 14,268
  Commercial(4)...............     1,391      1,472      2,901      2,672
                                --------   --------   --------   --------
    Total Incurred............  $  8,978   $  8,751   $ 17,573   $ 16,940
                                ========   ========   ========   ========
Interest Expensed:
  Residential (3).............  $  5,405   $  5,082   $  9,495   $  8,832
  Commercial (4)..............     1,391      1,429      2,901      2,594
                                --------   --------   --------   --------
     Total Expensed...........  $  6,796   $  6,511   $ 12,396   $ 11,426
                                ========   ========   ========   ========
Interest Capitalized at
  Beginning of Period.........  $ 39,030   $ 32,172   $ 36,182   $ 28,948
Plus Interest Incurred........     8,978      8,751     17,573     16,940
Less Interest Expensed........     6,796      6,511     12,396     11,426
Less Charges to Reserves......       104        198        251        248
                                --------   --------   --------   --------
Interest Capitalized at
  End of Period ..............  $ 41,108   $ 34,214   $ 41,108   $ 34,214
                                ========   ========   ========   ========
Interest Capitalized at
  End of Period (5):
  Residential(3)..............  $ 34,610   $ 28,024   $ 34,610   $ 28,024
  Commercial(2)...............     6,498      6,190      6,498      6,190
                                --------   --------   --------   --------
    Total Capitalized.........  $ 41,108   $ 34,214   $ 41,108   $ 34,214
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

     3. Homebuilding accumulated depreciation at April 30, 1996 and October 31, 1995 amounted to $13,922,000 and $13,731,000, respectively. Rental property accumulated depreciation at April 30, 1996 and October 31, 1995 amounted to $10,031,000 and $9,440,000, respectively.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the six months ended April 30, 1996 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, and interest. The Company provided for its cash requirements from the revolving credit facility, land purchase notes, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

      The  Company's  bank borrowings are made pursuant to  a  revolving  credit agreement (the "Agreement") that provides a revolving credit line of up to $245,000,000 (the "Revolving Credit Facility") through March 1999. Interest is payable monthly and at various rates of either prime plus 1/4% or Libor plus 1.75%. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of April 30, 1996, borrowings under the Agreement were $154,825,000.

      The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of April 30, 1996 was $200,000,000. Annual sinking fund payments of $20,000,000 are required in April 2000 and 2001 with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005,
respectively.

      The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of April 30, 1996, the aggregate principal amount of all such borrowings was $36,188,000.

       The   book  value  of  the  Company's  residential  inventories,   rental
condominiums, and commercial properties completed and under development amounted to the following:

                                               April 30,      October 31,
                                                 1996            1995
                                             ------------    ------------

Residential real estate inventory..........  $450,688,000    $404,413,000
Residential rental property................    12,611,000      12,381,000
                                             ------------    ------------
  Total Residential Real Estate............   463,299,000     416,794,000
Commercial properties......................    53,772,000      62,297,000
                                             ------------    ------------
  Combined Total...........................  $517,071,000    $479,091,000
                                             ============    ============

      Total residential real estate increased $46,505,000 during the six months ended April 30, 1996 primarily as a result of an inventory increase of $46,275,000. The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries later this year. Substantially all residential homes under construction or completed and included in real estate inventory at April 30, 1996 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development:
                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ---------

  April 30, 1996.....      82      14,567    4,944      2,147       7,476

  October 31, 1995...      92      14,767    4,743      1,426       8,598

(1) Includes 54 and 97 lots under option at April 30, 1996 and October 31, 1995, respectively.

(2) Of the total home lots available, 528 and 420 were under construction or complete (including 119 and 119 models and sales offices) and 1,622 and 2,353 were under option at April 30, 1996 and October 31, 1995, respectively.

      In addition, at April 30, 1996 and October 31, 1995, respectively, in substantially completed or suspended developments the Company owned or had under option 427 and 323 home lots. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At April 30, 1996 the Company controlled such land to build 13,355 proposed homes, compared to 12,637 homes at October 31, 1995.

      The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At April 30, 1996, the Company had
long-term   non-recourse   financing  aggregating  $31,286,000  on   six
commercial facilities,  a  decrease  from October 31, 1995, due to  $204,000  in
principal amortization.   In January, 1996 the Company sold a retail center
with  a  book value  of  $8,022,000  at  October  31, 1995.   The  sale  of
this center and depreciation were the primary causes for the $8,525,000 decrease in commercial properties.

      The collateralized mortgages receivable are pledged against non-recourse collateralized mortgage obligations. Residential mortgages receivable amounting to $21,469,000 and $45,669,000 at April 30, 1996 and October 31, 1995,
respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 1995

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

       Historically, the Company's first six months of a year produces significantly fewer deliveries than the last six months of a year. This was true for the six months ended April 30, 1995 and management believes will be true for the six months ended April 30, 1996. As a result, net income for the last six months of fiscal 1996 will be significantly greater than the first six months.

      An important indicator of the future results is the Company's contract backlog and recently signed contracts. At April 30, 1996 the Company's home contract backlog for future delivery was 2,221 homes, with an aggregate sales value of $400.9 million, compared to 2,197 homes, with an aggregate sales value of $387.8 million at the same time last year. For the six months ended April 30, 1996 net contracts signed amounted to $363.4 million or 2,102 homes, compared to $316.3 million or 1,909 homes for the same period last year. The increases in contract backlog and net contracts signed were primarily attributable to the Company's Florida, California, and North Carolina markets.


Total Revenues:

      Revenues for the three months ended April 30, 1996 increased $5.2 million or 3.5%, compared to the same period last year. This was a result of increased revenues from the sale of homes of $3.9 million, a $0.1 million increase in investment properties revenues, a $1.6 million increase in land sales and other homebuilding revenues. These increases were partially offset by a $0.4 million decrease in financial services revenues.

      Revenues for the six months ended April 30, 1996 decreased $3.3 million or 1.2%, compared to the same period last year. This was a result of decreased revenues from sale of homes of $5.2 million, a $0.4 million decrease in financial services revenues, and a $0.1 million decrease in collateralized mortgage financing revenues. These decreases were partially offset by a $0.4 million increase in land sales and other homebuilding revenues and a $2.0 million increase in investment properties.


Homebuilding:

      Sale of homes revenues increased $3.9 million or 2.8% during the three months ended April 30, 1996 and decreased $5.2 million or 2.0% during the six months ended April 30, 1996 compared to the same periods last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended     Six Months Ended
                             April 30,            April 30,
                        ------------------   ------------------
                          1996      1995       1996      1995
                        --------  --------   --------  --------
                                 (Dollars in Thousands)

Northeast Region:
  Housing Revenues..... $ 81,950  $ 89,536   $137,315  $162,410
  Homes Delivered......      402       508        682       903

North Carolina:
  Housing Revenues..... $ 24,445  $ 23,083   $ 45,507  $ 44,667
  Homes Delivered......      148       148        272       283

Florida:
  Housing Revenues..... $ 20,890  $ 13,931   $ 38,768  $ 29,848
  Homes Delivered......      132        95        249       199

Metro Washington, D.C.:
  Housing Revenues..... $  3,200  $  9,021   $  7,597  $ 13,907
  Homes Delivered......       12        52         33        77

California:
  Housing Revenues..... $ 13,019  $  3,166   $ 22,887  $  5,260
  Homes Delivered......       69        16        121        27

Other:
  Housing Revenues.....       --  $    870         --  $  1,189
  Homes Delivered......       --        27         --        33

Totals:
  Housing Revenues..... $143,504  $139,607   $252,074  $257,281
  Homes Delivered......      763       846      1,357     1,522

      The decreased number of homes delivered for the three and six months ended April 30, 1996 (compared to the prior year) was primarily due to the decreases in the Company's Northeast Region and Metro Washington D. C. Due to an unusually difficult winter in the Northeast Region, home construction was delayed. In Metro Washington, D.C. the Company has cut back its operations due to a highly competitive market. The number of home deliveries declined 10.8% for the six months ended April 30, 1996 (compared to the prior year). Housing revenues decreased only $5.2 million or 2.0% during this period. This smaller decline is because average sales prices have increased. In the Northeast Region one reason average sales prices are increasing is because of the Company's product mix of more detached single family homes and larger townhouses with garages designed for the move-up buyer. In North Carolina, average sales prices increased primarily due to the addition of higher priced communities. In Metro Washington, D.C. average sales prices increased because there was a higher percentage of single family detached homes delivered. In Florida average sales prices increased as a result of the addition of new, higher priced communities. In California average prices decreased due to reduced home prices because of increased competition.

      Cost  of  sales include expenses for housing and land and  lot  sales.   A
breakout of such expenses for housing sales and housing gross margin is set forth below:

                              Three Months Ended       Six Months Ended
                                   April 30,              April 30,
                             ---------------------  ----------------------
                                1996        1995       1996        1995
                             ---------   ---------  ---------   ----------
                                        (Dollars in Thousands)

Sale of Homes................$143,504    $139,607   $252,074    $257,281
Cost of Sales................ 112,597     112,121    199,888     206,707
                             ---------   ---------  ---------   ---------
Housing Gross Margin.........$ 30,907    $ 27,486   $ 52,186    $ 50,574
                             =========   =========  =========   =========

Gross Margin Percentage......   21.5%       19.7%      20.7%       19.7%

      The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. During the three months ended April 30, 1996 the Company received an insurance settlement amounting to $1.6 million for roof repairs incurred in prior years. Excluding this amount the consolidated gross margin for the three and six months ended April 30, 1996 would have been 20.4% and 20.1%, respectively. Gross margins in each of the Company's markets increased at a greater percentage than the consolidated gross margin (after the above adjustment) from the prior year. The smaller increase for the consolidated gross margin was primarily due to a change in geographic product mix with 54.5% of the home deliveries for the six months ended April 30, 1996 coming from the Northeast Region where gross margins are higher, compared to 63.1% for the same period last year.

     Selling, general, and administrative expenses increased $1.8 million during the three months ended April 30, 1996 and increased $0.2 million during the six months ended April 30, 1996 compared to the same periods last year. As a percentage of home sale revenues such expenses increased to 13.6% and 13.3% for the three and six months ended April 30, 1996, respectively, from 12.6% and 12.9% for the prior year. The increase in selling, general, and administrative expenses is primarily due to increased homeowner mortgage financing costs and property taxes, offset partially by reduced selling salaries and commissions. Financing costs are up due to a higher percentage of deliveries in markets where it is traditional for the seller to pay such costs. Property taxes are up, primarily in California where inventories have increased significantly over last year and property taxes are generally higher.


Land Sales and Other Revenues:

      Land sales and other revenues consist primarily of land and lot sales, title insurance activities, interest income, contract deposit forfeitures, and California housing management operations.
     A breakout of land and lot sales is set forth below:

                                   Three Months Ended     Six Months Ended
                                        April 30,           April 30,
                                   ------------------   ------------------
                                     1996      1995       1996       1995
                                   --------  --------   --------  --------

Land and Lot Sales................ $  3,476  $  1,999   $  4,669  $  3,306
Cost of Sales.....................    2,919     1,497      3,923     1,903
                                   --------  --------   --------  --------
Land and Lot Sales Gross Margin... $    557  $    502   $    746  $  1,403
                                   ========  ========   ========  ========

Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

     In May 1994, the Company purchased a homebuilding and management company in California. Although no new management contracts are being obtained, the existing contracts resulted in $0.8 million of revenues for the six months ended April 30, 1995 compared to zero for the six months ended April 30, 1996. Included in Other Operations (see below) are expenses associated with the California homebuilding management operations.


Financial Services

     Financial services consist primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. Approximately 34% and 30% of the Company's homebuyers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiaries during the years ended October 31, 1995 and 1994, respectively. For the six months ended April 30, 1996 and 1995 substantially all of the financial services losses were the result of reduced volume and low interest rate spreads, due to increased competition. Most servicing rights on new mortgages originated by the Company will be sold as the loans are closed.


Investment Properties

      Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. At April 30, 1996, the Company owned and was leasing two office buildings, three office/warehouse facilities, two retail centers, and two senior citizen rental communities in New Jersey. During the first quarter of fiscal 1996 the Company sold a retail center and reported a pretax profit of $2.1 million. Investment Properties expenses do not include interest expense which is reported below under "Interest."


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


Corporate General and Administrative

      Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses include the Company's executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. Corporate general and administration expenses increased $0.4 and $1.0 million during the three and six months ended April 30, 1996 compared to the same periods last year, or 13.7% and 15.6%. As a percentage of total revenues such expenses were 2.3% and 2.7% for the three and six months ended April 30, 1996 compared to 2.1% and 2.3% for the same periods last year. The increase was primarily the result of a one-time insurance adjustment expensed at Corporate and increased depreciation on recently acquired computer equipment for all Company locations.


Interest

      Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                                Three Months Ended     Six Months Ended
                                     April 30,             April 30,
                                ------------------   -------------------
                                  1996      1995       1996       1995
                                --------  --------   --------  --------

Sale of Homes.................. $  5,149  $  5,030   $  9,199  $  8,757
Land and Lot Sales.............      256        52        296        75
Rental Properties..............    1,391     1,429      2,901     2,594
                                --------  --------   --------  --------
Total.......................... $  6,796  $  6,511   $ 12,396  $ 11,426
                                ========  ========   ========  ========

Housing interest as a percentage of sale of homes revenues amounted to 3.6% and 3.6% for the three and six months ended April 30, 1996 and 3.6% and 3.4% for the three and six months ended April 30, 1995.


Other Operations

       Other operations consist primarily of title insurance activities, miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses, corporate owned life insurance loan interest, and California housing management operations (see "Land Sales and Other Revenues" above). During the six months ended April 30, 1995 other expenses included California homebuilding management expenses and amortization of purchased management contracts totaling $1.1 million.


Total Taxes

      Total taxes as a percentage of income before income taxes amounted to 8.0% for the six months ended April 30, 1996 compared to 7.1% for the six months ended April 30, 1995. Deferred federal and state income tax assets primarily represents the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


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


Item 4.  Submission to Matters to a Vote of Security Holders

     The Company held its annual stockholders meeting on April 17. 1996 at 10:30 a.m. in the Board Room of the American Stock Exchange, 13th floor, 86 Trinity Place, New York, New York. The following matters were voted at the meeting:

      .   Election of all Directors to hold office until the next Annual Meeting of Stockholders.  The elected Directors were:

     ..  Kevork S. Hovnanian
     ..  Ara K. Hovnanian
     ..  Paul W. Buchanan
     ..  Arthur Greenbaum
     ..  Timothy P. Mason
     ..  Desmond P. McDonald
     ..  Peter S. Reinhart
     ..  John J. Schimpf
     ..  Stephen D. Weinroth

      . Ratification of selection of Ernst & Young LLP as certified independent accountants for fiscal year ending October 31, 1996.

     ..  Votes For            76,962,467
     ..  Votes Against            51,709
     ..  Abstain                  27,876


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  June 10, 1996                /S/KEVORK S. HOVNANIAN
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and
                                    Chief Executive Officer


DATE:  June 10, 1996                /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller