Form 10-Q
period 1996-07-31
HOVNANIAN ENTERPRISES INC
filed 1996-09-10
CIK 357294

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10Q

[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JULY 31, 1996  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 15,130,185 Class A Common Shares and 7,906,868 Class B Common Shares were outstanding as of August 30, 1996.
                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at July 31,
                1996 (unaudited) and October 31, 1995              3

              Consolidated Statements of Income for the
                three and nine months ended July 31, 1996
                and 1995 (unaudited)                               5

              Consolidated Statements of Stockholders' Equity
                for the nine months ended July 31, 1996
                (unaudited)                                        6

              Consolidated Statements of Cash Flows
                for the nine months ended July 31,
                1996 and 1995 (unaudited)                          7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      9

PART II.  Other Information

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        17

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     July 31,     October 31,
          ASSETS                                       1996          1995
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $ 12,624       $ 14,147
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    393,037        345,410
    Land and land options held for future
      development or sale.........................     69,465         59,003
                                                   -----------    -----------
      Total Inventories...........................    462,502        404,413
                                                   -----------    -----------

  Receivables, deposits, and notes................     32,728         27,782
                                                   -----------    -----------

  Property, plant, and equipment - net............     17,590         14,644
                                                   -----------    -----------

  Prepaid expenses and other assets...............     42,049         26,422
                                                   -----------    -----------
      Total Homebuilding..........................    567,493        487,408
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................                     1,306
  Mortgage loans held for sale....................     29,123         46,621
  Other assets....................................      1,572          1,940
                                                   -----------    -----------
      Total Financial Services....................     30,695         49,867
                                                   -----------    -----------

Investment Properties:
  Rental property - net...........................     52,670         63,310
  Property under development or held for future
    development...................................     13,439         11,368
  Other assets....................................      3,047          3,795
  Investment in and advances to unconsolidated
    joint venture.................................        353          3,804
                                                   -----------    -----------
      Total Investment Properties.................     69,509         82,277
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................     10,862         18,184
  Other assets....................................        538          1,281
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....     11,400         19,465
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      6,422          6,361
                                                   -----------    -----------
Total Assets......................................   $685,519       $645,378
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                           July 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1996         1995
                                                         -----------  -----------
Homebuilding:
  Nonrecourse land mortgages...........................    $ 25,096     $ 25,046
  Accounts payable and other liabilities...............      33,447       48,619
  Customers' deposits..................................      18,284       11,626
  Nonrecourse mortgages secured by operating properties       3,941        4,003
                                                         -----------  -----------
      Total Homebuilding...............................      80,768       89,294
                                                         -----------  -----------
Financial Services:
  Accounts payable and other liabilities...............       3,593        1,043
  Mortgage warehouse line of credit....................      22,851       41,855
                                                         -----------  -----------
      Total Financial Services.........................      26,444       42,898
                                                         -----------  -----------
Investment Properties:
  Accounts payable and other liabilities...............         749        1,105
  Nonrecourse mortgages secured by rental property.....      31,179       31,490
                                                         -----------  -----------
      Total Investment Properties......................      31,928       32,595
                                                         -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities...............          12           14
  Bonds collateralized by mortgages receivable.........      10,433       17,880
                                                         -----------  -----------
      Total Collateralized Mortgage Financing..........      10,445       17,894
                                                         -----------  -----------
Notes Payable:
  Revolving credit agreement...........................     148,700       80,650
  Subordinated notes...................................     200,000      200,000
  Accrued interest.....................................       6,041        5,712
                                                         -----------  -----------
      Total Notes Payable..............................     354,741      286,362
                                                         -----------  -----------
      Total Liabilities................................     504,326      469,043
                                                         -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,466,920 shares
    (including 345,874 shares held in Treasury)........         154          154
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,261,881 shares
    (including 345,874 shares held in Treasury)........          83           83
  Paid in Capital......................................      33,935       33,935
  Retained Earnings....................................     152,320      147,462
  Treasury Stock - at cost.............................      (5,299)      (5,299)
                                                         -----------  -----------
      Total Stockholders' Equity.......................     181,193      176,335
                                                         -----------  -----------
Total Liabilities and Stockholders' Equity.............    $685,519     $645,378
                                                         ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                         Three Months Ended   Nine Months Ended
                                               July 31,              July 31,
                                        -------------------  -------------------
                                           1996      1995       1996      1995
                                        --------- ---------  --------- ---------
Revenues:
  Homebuilding:
    Sale of homes...................... $187,128  $163,375   $439,202  $420,656
    Land sales and other revenues......    3,683     4,835     11,337    12,130
                                        --------- ---------  --------- ---------
      Total Homebuilding...............  190,811   168,210    450,539   432,786
  Financial Services...................    1,947     1,897      4,397     4,721
  Investment Properties................    2,240     2,524      8,790     7,010
  Collateralized Mortgage Financing....      814       522      1,689     1,516
                                        --------- ---------  --------- ---------
      Total Revenues...................  195,812   173,153    465,415   446,033
                                        --------- ---------  --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................  150,487   132,173    354,298   340,783
    Selling, general and administrative   23,531    22,147     57,003    55,403
    Inventory Impairment Loss..........      559                  559
                                        --------- ---------  --------- ---------
      Total Homebuilding...............  174,577   154,320    411,860   396,186
  Financial Services...................    1,989     2,413      5,572     6,524
  Investment Properties................    1,310     1,380      4,727     4,355
  Collateralized Mortgage Financing....      764       553      1,685     1,609
  Corporate General and Administration.    3,179     2,798     10,375     9,023
  Interest.............................    7,963     7,214     20,359    18,640
  Other operations.....................    1,498     1,404      4,406     5,104
                                        --------- ---------  --------- ---------
      Total Expenses...................  191,280   170,082    458,984   441,441
                                        --------- ---------  --------- ---------
Income Before Income Taxes.............    4,532     3,071      6,431     4,592
                                        --------- ---------  --------- ---------
State and Federal Income Taxes:
  State................................      759       383      1,595       889
  Federal..............................      663       603        (22)      205
                                        --------- ---------  --------- ---------
    Total Taxes........................    1,422       986      1,573     1,094
                                        --------- ---------  --------- ---------
Net Income............................. $  3,110  $  2,085   $  4,858  $  3,498
                                        ========= =========  ========= =========
Earnings Per Common Share.............. $   0.13  $   0.09   $   0.21  $   0.15
                                        ========= =========  ========= =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                                  A Common Stock         B Common Stock
                             ---------------------  ---------------------
                                Shares                 Shares
                              Issued and             Issued and            Paid-In  Retained   Treasury
                             Outstanding   Amount   Outstanding    Amount  Capital  Earnings    Stock       Total
                             -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, October 31, 1995... 15,038,483      $154    7,998,570       $83   $33,935  $147,462    $(5,299)  $176,335

Conversion of Class B to
  Class A Common Stock......     82,563                (82,563)

Net Income..................                                                           4,858                 4,858
                             -----------  --------  -----------  --------  -------  ---------  ---------  --------
Balance, July 31, 1996...... 15,121,046      $154    7,916,007       $83   $33,935  $152,320    $(5,299)  $181,193
                             ===========  ========  ===========  ========  =======  =========  =========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                             Nine Months Ended
                                                                  July 31,
                                                           ---------------------
                                                              1996       1995
                                                           ---------- ----------
Cash Flows From Operating Activities:
  Net Income.............................................  $   4,858  $   3,498
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation.......................................      3,747      3,033
      Gain (loss) on sale and retirement of property
        and assets.......................................     (2,130)        59
      Deferred income taxes..............................      3,548      3,634
      Decrease (increase) in assets:
        Escrow cash......................................        (20)    (1,407)
        Receivables, prepaids and other assets...........    (20,068)   (15,596)
        Mortgage notes receivable........................     18,418      5,751
        Inventories......................................    (58,089)   (98,342)
      Increase (decrease) in liabilities:
        State and Federal income taxes...................     (3,609)    (3,405)
        Customers' deposits..............................      6,861      7,540
        Interest and other accrued liabilities...........     (5,712)    (1,305)
        Post development completion costs................      1,675     (2,657)
        Accounts payable.................................    (11,436)    12,575
                                                           ---------- ----------
          Net cash used in operating activities..........    (61,957)   (86,622)
                                                           ---------- ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets..............     10,032      1,046
  Investment in property and assets......................     (3,914)    (4,015)
  Investment in and advances to unconsolidated affiliates      3,625        331
  Investment in income producing properties..............     (2,071)    (4,438)
                                                           ---------- ----------
          Net cash provided (used) by investing activities     7,672     (7,076)
                                                           ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes......................    846,319    763,129
  Principal payments on mortgages and notes..............   (805,035)  (679,959)
  Investment in mortgage notes receivable................      7,555      3,651
  Proceeds from sale of stock............................                    77
                                                           ---------- ----------
          Net cash provided by financing activities......     48,839     86,898
                                                           ---------- ----------
Net Decrease In Cash.....................................     (5,446)    (6,800)
Cash Balance, Beginning Of Period........................     11,914     14,537
                                                           ---------- ----------
Cash Balance, End Of Period..............................  $   6,468  $   7,737
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

     2.  Interest costs incurred, expensed and capitalized were:

                                Three Months Ended    Nine Months Ended
                                     July 31,             July 31,
                                -------------------  --------------------
                                  1996       1995      1996        1995
                                --------   --------   --------   --------
                                         (Dollars in Thousands)

Interest Incurred (1):
  Residential (3).............  $  8,093   $  8,448   $ 22,765   $ 23,683
  Commercial(4)...............     1,300      1,305      4,201      4,095
                                --------   --------   --------   --------
    Total Incurred............  $  9,393   $  9,753   $ 26,966   $ 27,778
                                ========   ========   ========   ========
Interest Expensed:
  Residential (3).............  $  6,663   $  5,858   $ 16,158   $ 14,690
  Commercial (4)..............     1,300      1,356      4,201      3,950
                                --------   --------   --------   --------
     Total Expensed...........  $  7,963   $  7,214   $ 20,359   $ 18,640
                                ========   ========   ========   ========
Interest Capitalized at
  Beginning of Period.........  $ 41,108   $ 35,831   $ 36,182   $ 29,480
Plus Interest Incurred........     9,393      9,753     26,966     27,778
Less Interest Expensed........     7,963      7,214     20,359     18,640
Less Charges to Reserves......       222         73        473        321
                                --------   --------   --------   --------
Interest Capitalized at
  End of Period ..............  $ 42,316   $ 38,297   $ 42,316   $ 38,297
                                ========   ========   ========   ========
Interest Capitalized at
  End of Period (5):
  Residential(3)..............  $ 35,818   $ 31,922   $ 35,818   $ 31,922
  Commercial(2)...............     6,498      6,375      6,498      6,375
                                --------   --------   --------   --------
    Total Capitalized.........  $ 42,316   $ 38,297   $ 42,316   $ 38,297
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

     3. Homebuilding accumulated depreciation at July 31, 1996 and October 31, 1995 amounted to $15,693,000 and $13,731,000, respectively. Rental property accumulated depreciation at July 31, 1996 and October 31, 1995 amounted to $10,442,000 and $9,440,000, respectively.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the nine months ended July 31, 1996 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, and interest. The Company provided for its cash requirements from the revolving credit facility, land purchase notes, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $245,000,000 (the "Revolving Credit Facility") through March 1999. Interest is payable monthly and at various rates of either prime plus 1/4% or Libor plus 1.75%. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of July 31, 1996, borrowings under the Agreement were $148,700,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of July 31, 1996 was $200,000,000. Annual sinking fund payments of $20,000,000 are required in April 2000 and 2001 with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005,
respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of July 31, 1996, the aggregate principal amount of all such borrowings was $33,284,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                                July 31,      October 31,
                                                 1996            1995
                                             ------------    ------------

Residential real estate inventory..........  $462,502,000    $404,413,000
Residential rental property................    12,685,000      12,381,000
                                             ------------    ------------
  Total Residential Real Estate............   475,187,000     416,794,000
Commercial properties......................    53,424,000      62,297,000
                                             ------------    ------------
  Combined Total...........................  $528,611,000    $479,091,000
                                             ============    ============

     Total residential real estate increased $58,393,000 during the nine months ended July 31, 1996 primarily as a result of an inventory increase of $58,089,000. The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries later this year. Substantially all residential homes under construction or completed and included in real estate inventory at July 31, 1996 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development:
                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ---------

  July 31, 1996......      83      13,789    4,787      2,062       6,940

  October 31, 1995...      92      14,767    4,743      1,426       8,598

(1) Includes 41 and 97 lots under option at July 31, 1996 and October 31, 1995, respectively.

(2) Of the total home lots available, 595 and 420 were under construction or complete (including 116 and 119 models and sales offices) and 1,341 and 2,353 were under option at July 31, 1996 and October 31, 1995, respectively.

     In addition, at July 31, 1996 and October 31, 1995, respectively, in substantially completed or suspended developments the Company owned or had under option 379 and 323 home lots. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At July 31, 1996 the Company controlled such land to build 12,516 proposed homes, compared to 12,637 homes at October 31, 1995.

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At July 31, 1996, the Company had long-term non-recourse financing aggregating $31,179,000 on six commercial facilities, a decrease from October 31, 1995, due to $311,000 in principal amortization. In January, 1996 the Company sold a retail center with a book value of $8,022,000 at October 31, 1995. The sale of this center and depreciation were the primary causes for the $8,873,000 decrease in commercial properties.

     Collateral Mortgage Financing - collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - mortgage loans held for sale consist of residential mortgages receivable of which $28,404,000 and $45,669,000 at July 31, 1996 and October 31, 1995, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1996 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 1995

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

     Historically, for the Company each quarter of the first nine months of a year produces significantly fewer deliveries than the last quarter of a year. This was true for the three quarters ended July 31, 1995 and management believes will be true for the three quarters ended July 31, 1996. As a result, net income for the last quarter of fiscal 1996 will be significantly greater than each of the first three quarters.

     An important indicator of the future results is the Company's recently signed contracts. For the nine months ended July 31, 1996 net contracts signed amounted to $526.6 million or 3,030 homes, compared to $491.6 million or 2,951 homes for the same period last year. At July 31, 1996 the Company's home contract backlog for future delivery was 2,128 homes, with an aggregate sales value of $386.4 million, compared to 2,259 homes, with an aggregate sales value of $407.3 million at the same time last year. The increase in net contracts signed were primarily attributable to the Company's Florida and California markets. The decrease in backlog is the result of a lower opening backlog at November 1, 1995 compared to November 1, 1994.


Total Revenues:

     Revenues for the three months ended July 31, 1996 increased $22.7 million or 13.1%, compared to the same period last year. This was a result of increased revenues from the sale of homes of $23.8 million, a $0.1 million increase in financial servicing revenues, and a $0.3 million increase in collateralized mortgage financing revenues. These increases were partially offset by a $0.3 million decrease in investment properties revenues and a $1.2 million decrease in land sales and other homebuilding revenues.

     Revenues for the nine months ended July 31, 1996 increased $19.4 million or 4.3%, compared to the same period last year. This was a result of increased revenues from sale of homes of $18.5 million, a $0.2 million increase in collateralized mortgage financing revenues and a $1.8 million increase in investment properties. These increases were partially offset by a $0.8 million decrease in land sales and other homebuilding revenues and a $0.3 million decrease in financial services revenues.


Homebuilding:

     Sale of homes revenues increased $23.8 million or 14.5% during the three months ended July 31, 1996, and increased $18.5 million or 4.4% during the nine months ended July 31, 1996 compared to the same period last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended    Nine Months Ended
                             July 31,             July 31,
                        ------------------   ------------------
                          1996      1995       1996      1995
                        --------  --------   --------  --------
                                 (Dollars in Thousands)

Northeast Region:
  Housing Revenues..... $112,665  $101,431   $249,980  $263,840
  Homes Delivered......      584       610      1,266     1,513

North Carolina:
  Housing Revenues..... $ 33,506  $ 29,670   $ 79,013  $ 74,338
  Homes Delivered......      199       188        471       471

Florida:
  Housing Revenues..... $ 21,407  $ 14,037   $ 60,175  $ 43,885
  Homes Delivered......      139        96        388       295

Metro Washington, D.C.:
  Housing Revenues..... $  3,614  $ 12,335   $ 11,211  $ 26,242
  Homes Delivered......       16        58         49       135

California:
  Housing Revenues..... $ 15,936  $  5,902   $ 38,823  $ 11,162
  Homes Delivered......       83        28        204        55

Other:
  Housing Revenues.....       --  $     --         --  $  1,189
  Homes Delivered......       --        --         --        33

Totals:
  Housing Revenues..... $187,128  $163,375   $439,202  $420,656
  Homes Delivered......    1,021       980      2,378     2,502

     The number of home deliveries declined 5.0% for the nine months ended July 31, 1996 (compared to the prior year). The decreased number of homes delivered for the nine months ended July 31, 1996 (compared to the prior year) was primarily due to the decreases in the Company's Northeast Region and Metro Washington D. C. which were partially offset by increases in Florida and California. Due to an unusually difficult winter in the Northeast Region, home construction was delayed. In Metro Washington, D.C. the Company has cut back its operations due to a highly competitive market. Housing revenues increased $18.5 million or 4.4% during this period. This is because average sales prices have increased. In the Northeast Region one reason average sales prices are increasing is because of the Company's product mix of more detached single family homes and larger townhouses with garages designed for the move-up buyer. In North Carolina, average sales prices increased primarily due to the addition of higher priced communities. In Metro Washington, D.C. average sales prices increased because there was a higher percentage of single family detached homes delivered. In Florida average sales prices increased as a result of the addition of new, higher priced communities. In California average prices decreased due to changes in product mix and reduced home prices because of increased competition.

     For the three months ended July 31, 1996 (compared to the prior year) the number of homes delivered increased 4.2% and housing revenues increased 14.5%. The delivery increases in North Carolina, Florida, and California were mostly offset by reduced deliveries in the Northeast Region and Metro Washington D.C. for the reasons noted for nine months. Housing revenues increases were also due to the same reasons noted for the nine months.

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                              Three Months Ended       Nine Months Ended
                                   July 31,               July 31,
                             ---------------------  ----------------------
                                1996        1995       1996        1995
                             ---------   ---------  ---------   ----------
                                        (Dollars in Thousands)

Sale of Homes................$187,128    $163,375   $439,202    $420,656
Cost of Sales................ 148,742     128,615    348,630     335,322
                             ---------   ---------  ---------   ---------
Housing Gross Margin.........$ 38,386    $ 34,760   $ 90,572    $ 85,334
                             =========   =========  =========   =========

Gross Margin Percentage......   20.5%       21.3%      20.6%       20.3%

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to the Company's other markets. A shift in the percentage of homes delivered out of the Northeast Region will decrease the overall gross margin percentage. For the nine months ended July 31, 1996 gross margins in each of the Company's markets except Metro Washington D.C. increased from the prior year. 56.9% of the home deliveries for the nine months ended July 31, 1996 come from the Northeast Region compared to 62.7% for the same period last year.

     Selling, general, and administrative expenses increased $1.4 million during the three months ended July 31, 1996 and increased $1.6 million during the nine months ended July 31, 1996 compared to the same periods last year. As a percentage of home sale revenues such expenses decreased to 12.6% and 13.0% for the three and nine months ended July 31, 1996, respectively, from 13.6% and 13.2% for the prior year. The increase in the dollar amount of selling, general, and administrative expenses is primarily due to increased homeowner mortgage financing costs and property taxes, offset partially by reduced selling salaries and commissions. Financing costs are up due to a higher percentage of deliveries in markets where it is traditional for the seller to pay such costs. Property taxes are up, primarily in California where inventories have increased significantly over last year and property taxes are generally higher. As a percentage of home sales revenues the decrease is due to increased home sale revenues.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales, title insurance activities, interest income, contract deposit forfeitures, and California housing management operations.
     A breakout of land and lot sales is set forth below:

                                   Three Months Ended     Nine Months Ended
                                        July 31,             July 31,
                                   ------------------   ------------------
                                     1996      1995       1996       1995
                                   --------  --------   --------  --------

Land and Lot Sales................ $ 1,727   $ 3,109    $ 6,396   $  6,415
Cost of Sales.....................   1,745     3,558      5,668      5,461
                                   --------  --------   --------  --------
Land and Lot Sales Gross Margin... $   (18)  $  (449)   $   728   $    954
                                   ========  ========   ========  ========

Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

     In May 1994, the Company purchased a homebuilding and management company in California. Although no new management contracts are being obtained, the existing contracts resulted in $1.0 million of revenues for the nine months ended July 31, 1995 compared to zero for the nine months ended July 31, 1996. Included in Other Operations (see below) are expenses associated with the California homebuilding management operations.


Financial Services

     Financial services consist primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. Approximately 34% and 30% of the Company's homebuyers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiaries during the years ended October 31, 1995 and 1994, respectively. For the nine months ended July 31, 1996 and 1995 substantially all of the financial services losses were the result of reduced volume and low interest rate spreads, due to increased competition. Most servicing rights on new mortgages originated by the Company will be sold as the loans are closed. For the nine months ended July 31, 1996, due to cost cutting efforts, the Company has reduced expenses $1.0 million compared to the same period last year, while revenues only decreased $0.3 million over the same period.


Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. At July 31, 1996, the Company owned and was leasing two office buildings, three office/warehouse facilities, two retail centers, and two senior citizen rental communities in New Jersey. During the first quarter of fiscal 1996 the Company sold a retail center and reported a pretax profit of $2.0 million. Investment Properties expenses do not include interest expense which is reported below under "Interest."


Collateralized Mortgage Financing

     In the years prior to February 29, 1988 the Company pledged mortgage loans originated by its mortgage banking subsidiaries against collateralized mortgage obligations ("CMO's"). Subsequently the Company discontinued its CMO program. As a result, CMO operations are diminishing as pledged loans are decreasing through principal amortization and loan payoffs, and related bonds are reduced. During the three months ended July 31, 1996 the Company sold a portion of its CMO pledged mortgages. The Company received a premium from these sales which resulted in a profit after costs and the write-off of unamortized issuance expenses.


Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses include the Company's executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. Corporate general and administration expenses increased $0.4 million and $1.4 million during the three and nine months ended July 31, 1996 compared to the same periods last year, or 13.6% and 15.0%. As a percentage of total revenues such expenses were 1.6% and 2.2% for the three and nine months ended July 31, 1996 compared to 1.6% and 2.0% for the same periods last year. The increase was primarily the result of a one-time insurance adjustment expensed at Corporate and increased depreciation on recently acquired computer equipment for all Company locations.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                                Three Months Ended    Nine Months Ended
                                     July 31,             July 31,
                                ------------------   -------------------
                                  1996      1995       1996       1995
                                --------  --------   --------  --------

Sale of Homes.................. $  6,339  $  5,347   $ 15,538  $ 14,104
Land and Lot Sales.............      324       511        620       586
Rental Properties..............    1,300     1,356      4,201     3,950
                                --------  --------   --------  --------
Total.......................... $  7,963  $  7,214   $ 20,359  $ 18,640
                                ========  ========   ========  ========

Housing interest as a percentage of sale of homes revenues amounted to 3.4% and 3.5% for the three and nine months ended July 31, 1996 and 3.3% and 3.4% for the three and six months ended July 31, 1995.


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


Total Taxes

     Total taxes as a percentage of income before income taxes amounted to 24.5% for the nine months ended July 31, 1996 compared to 23.8% for the nine months ended July 31, 1995. Deferred federal and state income tax assets primarily represents the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


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




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  September 10, 1996           /S/KEVORK S. HOVNANIAN
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and
                                    Chief Executive Officer



DATE:  September 10, 1996           /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller