Form 10-K
period 1996-10-31
HOVNANIAN ENTERPRISES INC
filed 1997-01-17
CIK 357294

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K



( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the twelve months ended OCTOBER 31, 1996

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

As of the close of business on January 10, 1997, there were outstanding 15,167,071 shares of the Registrant's Class A Common Stock and 7,869,982 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on the American Stock Exchange) of these shares held by non-affiliates of the Registrant as of January 10, 1997 was $67,888,000. (The value of a share of Class A Common Stock is used as the value for a share of Class B Common Stock as there is no established market for Class B Common Stock and it is convertible into Class A Common Stock on a share-for-share basis.)

Documents Incorporated by Reference:

Part III - Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation l4A in connection with registrant's annual meeting of shareholders to be held in April 1997 which are responsive to Items l0, ll, l2 and l3.

                           HOVNANIAN ENTERPRISES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

Item                                                       Page

                                     PART I

1 and 2        Business and Properties......................   4
   3           Legal Proceedings............................  18
   4           Submission of Matters to a Vote of
                 Security Holders...........................  18
               Executive Officers of the Registrant.........  18
                                     PART II

   5           Market for the Registrant's Common Equity
                 and Related Stockholder Matters............  19

   6           Selected Financial Data......................  20

   7           Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................  21

   8           Financial Statements and Supplementary
                 Data.......................................  32
   9           Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure.................................  32

                                    PART III

  10           Directors and Executive Officers of the
                 Registrant.................................  33

               Executive Officers of the Registrant.........  33

  11           Executive Compensation.......................  34

  12           Security Ownership of Certain Beneficial
                 Owners and Management......................  34

  13           Certain Relationships and Related
                 Transactions...............................  34

                                     PART IV

  14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.......................  35

               SIGNATURES...................................  38

                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES


     The Company primarily designs, constructs and markets multi-family attached condominium apartments and townhouses and single family detached homes in planned residential developments in its Northeast Region (comprised primarily of New Jersey and eastern Pennsylvania), in southeastern Florida, in North Carolina, in Metro Washington, D. C. (northern Virginia), and in southwestern California. The Company recently began housing operations in Poland. The Company markets its homes to first time buyers and to first and second time move-up buyers and concentrates on the moderately priced segment of the housing market. The Company has diversified its business, on a limited scale, through mortgage banking, title insurance activities and the development and ownership of commercial properties, primarily in New Jersey, and, to a lesser extent, in Florida.

     The Company employed approximately 1,100 full-time associates as of October 31, 1996. The Company was incorporated in New Jersey in 1967 and was reincorporated in Delaware in 1982.

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

      - The Company finances all construction, land acquisition and operations through equity, long term debt, its unsecured revolving credit facility or cash flow. This eliminates the need of obtaining specific community construction financing, which is especially important at a time when obtaining such community financing is difficult.

      - Through its presence in multiple geographic markets, the Company's goal is to reduce the effects that housing industry cycles, seasonality and local conditions in any one area may have on its business.

     The Company concentrates on a segment of the housing market consisting of moderately priced, multi-family attached condominium apartments and townhouses, which are marketed primarily to first time buyers, as well as moderately priced townhouses with garages and single family detached homes, which are marketed primarily to first and second time move-up buyers. In recent years, the Company has diversified its product mix to include more detached single family homes and larger townhouses with garages designed for the move-up buyer and age restricted communities for active adults. Current base prices for the Company's homes in contract backlog in the United States at October 31, 1996 (exclusive of upgrades and options) range from $47,000 to $530,000 in its Northeast Region, from $104,000 to $348,000 in Florida, from $95,000 to $325,000 in North Carolina, from $100,000 to $306,000 in Metro Washington, D. C., and from $103,000 to $337,000 in California. Closings generally occur and are reflected in revenues from four to twelve months after sales contracts are signed.
     Information on homes delivered by market area is set forth below:

                                               Eight
                               Year Ended       Months      Year
                          -------------------   Ended       Ended
                          October    October    October    February
                          31, 1996   31, 1995   31, 1994   28, 1994
                          ---------  --------   --------   --------
                                (Housing Revenue in Thousands)

Northeast Region(1):
  Housing Revenues........$460,931   $492,388   $223,582   $389,577
  Homes Delivered.........   2,364      2,707      1,403      2,527
  Average Price...........$194,979   $181,894   $159,360   $154,165

North Carolina:
  Housing Revenues........$123,347   $115,919   $ 78,465   $ 72,639
  Homes Delivered.........     738        718        558        580
  Average Price...........$167,137   $161,447   $140,618   $125,239

Florida:
  Housing Revenues........$ 99,085   $ 67,272   $ 37,076   $ 48,780
  Homes Delivered.........     632        451        265        405
  Average Price...........$156,780   $149,162   $139,909   $120,444

Metro Washington D.C.:
  Housing Revenues........$ 16,749   $ 36,006   $ 25,236   $ 44,783
  Homes Delivered.........      75        186        137        288
  Average Price...........$223,320   $193,581   $184,204   $155,497

California:
  Housing Revenues........$ 64,570   $ 27,707   $    736         --
  Homes Delivered.........     325        149          4         --
  Average Price...........$198,677   $185,953   $184,000         --

Other:
  Housing Revenues........      --   $  1,189   $  1,227   $  1,710
  Homes Delivered.........      --         33         20         28
  Average Price...........      --   $ 36,030   $ 61,350   $ 61,071

Combined Total:
  Housing Revenues........$764,682   $740,481   $366,322   $557,489
  Homes Delivered.........   4,134      4,244      2,387      3,828
  Average Price...........$184,974   $174,477   $153,465   $145,634

(1) Excludes suspended operations in New York which are included with New Hampshire in "Other" below.

    The overall increase in housing revenues was primarily the result of increases in average sales prices in all the Company's markets. The increased average sales prices are primarily the result of diversifying the Company's product mix in the Northeast Regiion to include more detached single family homes and larger townhouses with garages designed for the move-up buyer. In Florida, average sales prices are increasing as a result of the addition of new, higher priced single family developments. In North Carolina, average sales prices increased primarily due to the addition of higher priced communities.
In Metro Washington, D.C. average sales prices increased because there was a higher percentage of single family detachd homes delivered. The decrease in the number of homes delivered during the year ended October 31, 1996 is primarily due to the decreased deliveries in the Northeast Region. This decrease was due to the Company's attempt to maximize profits through increased margins not increased volume. In Metro Washington, D.C. deliveries declined since the Company cut back its operations due to a highly competitive market.

     Information on homes delivered by product type is set forth below:

                                                     Eight
                                     Year Ended      Months     Year
                                -------------------  Ended      Ended
                                October    October   October    February
                                31, 1996   31, 1995  31, 1994   28, 1994
                                --------   --------  --------   --------
                                     (Housing Revenues in Thousands)

First Time Buyer Product(1)
  Housing Revenues............. $ 77,682   $108,052   $ 47,787   $154,518
  Homes Delivered..............      619        878        475      1,310
  Percentage of Housing
   Revenues....................      10%        15%        13%        28%

Move-Up Buyer Product(2)
  Housing Revenues............. $687,000   $632,429   $318,535   $402,971
  Homes Delivered..............    3,515      3,366      1,912      2,518
  Percentage of Housing
   Revenues....................      90%        85%        87%        72%

(1) First time buyer product consists of all of the Company's multi-family attached home products other than townhouses with garages.
(2) Move-up buyer product consists of single family detached homes and townhouses with garages.

     The Company's net sales contracts in the United States increased to 4,156 homes or $737,025,000 for the year ended October 31, 1996 from 3,910 homes or $660,033,000 for the year ended October 31, 1995. Overall on a dollar basis this increase amounted to 11.7% and was the result of a 6.3% increase in the number of homes contracted and a 5.1% increase in the average home base sales prices. On a market area basis, California enjoyed the highest increase of 64.5%, followed by Florida with a 34.1% increase, the Northeast Region with an 11.6% increase and North Carolina with a 3.3% increase. Only Metro Washington
D. C. had a decrease due to the downsizing of the division.

     In anticipation of future losses the Company has written down certain residential inventories to their estimated fair value. During the year ended October 31, 1996 such inventories were written down $1,608,000 and presented on the consolidated statement of income as "Inventory impairment loss." The $2,780,000 impairment loss for the year ended October 31, 1995 represents the total aggregate impairment loss of $9,634,000 recorded on inventory at October 31, 1995 net of $6,854,000 of reserves placed on inventories at October 31, 1994 and not used during the current year. See "Notes to Consolidated Financial Statements - Note 10" for additional explanation.

     As of October 31, 1996, the following table summarizes the Company's United States active communities under development:
                                                         (1)        (2)
                                                  Contracted   Remaining
                     Commun-  Approved    Homes      Not       Home Sites
                      ities     Lots    Delivered  Delivered   Available
                     -------  --------  ---------  ---------   ----------

  Northeast Region......    36      7,111      2,100       964        4,047
  North Carolina........    30      2,944      1,119       208        1,617
  Florida...............     9      1,491        666       212          613
  Metro Washington D.C..     2        329        250        24           55
  California............     7        950        478        46          426
                         -------  --------  ---------  ---------   ----------
     Total                 84     12,825      4,613     1,454        6,758
                         =======  ========  =========  =========   ==========

(1)  Includes 74 lots under option.

(2) Of the total home sites available, 528 were under construction or completed (including 106 models and sales offices), 1,214 were under option, and 1,280 were financed through purchase money mortgages.

     In addition, in substantially completed or suspended developments, the Company had 64 homes under construction or completed including 38 homes which are in contract and 2 models. The Company also had 384 lots without construction (5 in contract) in these substantially completed or suspended developments.

     As of October 31, 1996, the following table summarizes the Company's United States started or completed unsold homes:

                                   Unsold
                                   Homes        Models      Total
                                   ------       ------      -----

Northeast Region..................    242           71        313
North Carolina....................     68           --         68
Florida...........................     51           10         61
Metro Washington D.C..............     18            3         21
California........................     67           24         91
                                   ------       ------      -----
     Total                            446          108        554
                                   ======       ======      =====


BACKLOG

     Sales of the Company's United States residential homes typically are made pursuant to a standard sales contract. This contract requires a nominal customer deposit at the time of signing with the remainder of a 5% to 10% down payment due 30 to 60 days after signing and provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. The contract may include a financing contingency, which permits the customer to cancel his obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by the Company) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution.

     At October 31, 1996 and October 31, 1995, the Company had a backlog of signed contracts in the United States for 1,497 homes and 1,476 homes, respectively, with sales values aggregating $291,070,000 and $275,701,000, respectively. Substantially all of the Company's backlog at October 31, 1996 is expected to be completed and closed within the next twelve months. At December 31, 1996 and 1995, the Company's backlog of signed contracts was 1,645 homes and 1,539 homes, respectively, with sales values aggregating $323,979,000 and $280,074,000, respectively.


RESIDENTIAL LAND INVENTORY

     It is the Company's objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in its housing markets. United States controlled land as of October 31, 1996, exclusive of communities under development described under "Business and Properties -- Residential Development Activities," is summarized in the following table:

                     Number
                      of        Proposed    Total Land
                    Proposed   Developable    Option         Book
                   Communities     Lots        Price        Value(1)(2)
                   -----------  -----------  -----------    -----------
                                                    (In Thousands)
Northeast Region:
  Under Option........       40       10,068      $172,251       $ 31,898
  Owned...............        5        1,079                       21,556
                        --------   -----------                 -----------
     Total............       45       11,147                       53,454
                    --------   -----------                 -----------
North Carolina:
  Owned...............        1          146                          834
                        --------   -----------                 -----------
Florida:
  Under Option........        3          181      $  6,320            205
  Owned...............        3          992                        2,263
                        --------   -----------                 -----------
     Total............        6        1,173                        2,468
                        --------   -----------                 -----------
Metro Washington, D.C.:
  Under Option........        2          104      $  3,379            260
  Owned...............        2          191                        3,764
                    --------   -----------                 -----------
     Total............        4          295                        4,024
                        --------   -----------                 -----------
California:
  Under Option........        2          322      $  5,785            744
                         -------   -----------                 -----------
Totals:
  Under Option........       47       10,675                       33,107
  Owned...............       11        2,408      $187,735         28,417
                    --------   -----------                ------------
Combined Total........       58       13,083                     $ 61,524
                    ========   ===========                ============

(1) Properties under option also includes costs incurred on properties not under option but which are under investigation. For properties under option, the Company paid, as of October 31, 1996, option fees and deposits aggregating approximately $12,077,000. As of October 31, 1996, the Company spent an additional $21,030,000 in non-refundable predevelopment costs on such properties.

(2) The book value of $61,524,000 plus net other land inventory costs of $153,000, totals $61,677,000 which is identified on the balance sheet as "Inventories - land, land options, and cost of projects in planning."

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

INTERNATIONAL HOMEBUILDING

     During the year ended October 31, 1996 the Company opened its first international community in Poland. Sales contracts and backlog at October 31, 1996 was 25 homes with a base sales price of $1,752,000. Profitability of this community will determine whether the Company pursues further overseas expansion.


CUSTOMER FINANCING

     At the Company's communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through K. Hovnanian Mortgage, Inc. ("KHM"). Management believes that the ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

     KHM's business consists of providing the Company's customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KHM has its headquarters in Red Bank, New Jersey and operates origination offices in Raleigh, Charlotte and Winston-Salem, North Carolina, West Palm Beach, Florida and Newport Beach, California. Additionally, KHM originates loans in Pennsylvania and New York.

     KHM's principal sources of revenues are: (i) net gains from the sale of loans; (ii) revenues from the sale of the rights to service loans; and (iii) interest income earned on mortgage loans during the period they are held by KHM prior to their sale to investors.

     KHM is approved by the Government National Mortgage Association ("GNMA") as a seller-servicer of Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans. A portion of the conventional loans originated by KHM (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). KHM also originates conventional loans which are sold to a number of private investors. KHM arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities.

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

     KHM plans to grow its mortgage banking operations. Initially, KHM focused on originating loans from customers who purchase homes from Hovnanian Enterprises, Inc. affiliates. KHM's objective is to increase the capture rate of these customers from the 41% rate achieved in fiscal 1996 to 70% over the next several years. Additionally it has reduced the time to approve a loan from an average of sixty days to under ten days. KHM believes it now offers superior mortgage products and services and is exploring methods to offer its mortgage products and services to unrelated third parties. These methods include direct mailings, telemarketing activities and the soliciation of real estate and mortgage brokers.

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

     The Company has completed or acquired and placed into operation the following commercial properties:


                              October 31, 1996                October
                                 Square Feet      Percent     31, 1996
  Location                     Total      Leased   Leased     Book Value
  --------                     ------    -------   -------   -----------

North Brunswick, NJ:
  Retail center.............   53,042     51,542     97%     $ 4,468,000
  Office/warehouse building.   86,155     76,400     89%       5,879,000
  Office/warehouse building.   85,680     82,070     96%       6,694,000

Piscataway Township, NJ:
  Retail center.............   97,520     97,520    100%      10,117,000

Franklin Township, NJ:
  Retail Center.............  138,364    138,364    100%            (1)

West Palm Beach, FL:
  Office Building(2)........   43,290     42,139     97%       4,430,000

Jacksonville, FL - Phase I:
  Office/warehouse building.   42,456     39,306     93%       3,850,000
  Office building...........   35,689     33,125     93%       3,844,000
                              -------   --------   -----     -----------
     Total..................  582,196    560,466     96%     $39,282,000
                              =======   ========   =====     ===========

(1) Property is held in a partnership 50% owned by the Company. The Company's investment in this partnership of $186,000 is included in the balance sheet under "Investment In and Advances To
    Unconsolidated Affiliates and Joint Venture."

(2) Includes 16,458 square feet leased to the Company's Florida
    Division.

     The Company has the ability to obtain long-term financing on its commercial properties after each property is substantially leased. At October 31, 1996, all the above listed properties had non-recourse financing totaling $31,071,000.

     The Company had two residential rental properties at October 31, 1996 both being low income senior citizen communities. These communities consist of 171 condominium apartments and are fully leased. By building these homes the Company qualified for federal tax credits amounting to approximately $12,000,000, which it expects to receive over ten years. At October 31, 1996, the net book value of these communities was $11,676,000.

     At October 31, 1996, the Company owned two additional parcels of commercial land in New Jersey. One of these parcels is adjacent to the North Brunswick, NJ commercial properties. The Company is seeking opportunities to sell, lease, or develop this property. Its book value at October 31, 1996 amounted to $9,808,000. On the second parcel in Newark, NJ adjacent to its University Heights residential development, the Company is currently planning a 112,000 square foot retail center. Construction will not begin until an anchor tenant is secured. The Company has secured a federal government urban development grant amounting to $3,928,000 to partially defray the cost of developing the facility. At October 31, 1996 the Company had spent $1,496,000 in site preparation costs. At completion the total cost, net of the grant, is estimated to be $14,500,000.

     In addition, the Company owns one parcel of commercial land in Jacksonville, Florida. On a portion of this parcel the Company has constructed 78,145 square feet of office/warehouse and office buildings. The Company will build additional buildings on this parcel after existing space is leased. The book value of the remaining land at October 31, 1996 amounted to $1,522,000.


CERTAIN OPERATING POLICIES AND PROCEDURES

     Financial Goals. The Company is focusing on housing margin improvement and de-emphasizing revenue growth. The Company has been growing rapidly since 1991. Housing revenues rose from $587 million during the year ended February 28, 1994 to $807 million for the year ended October 31, 1996. While housing revenues have increased, housing margins have decreased from 1994 to 1996. To improve its housing margin, the Company will focus on reducing overheads, increasing associate productivity and reducing construction costs by decreasing construction cycle times and using national and regional contracts. Also the Company has consolidated its vendor base and centralized purchasing functions in the Northeast Region which, when implemented in all of the Northeast Region's communities, is projected to result in savings of approximately $6 million a year.

     Strategic Initiatives. In order to help improve housing margins the Company previously introduced three strategic initiatives. These initiatives are Partners In Excellence, Process Redesign, and Training.

     Partners In Excellence (the Company's total quality management initiative) is intended to focus on improving the way operations are performed. It involves all Company associates through a systematic, team-oriented approach to improvement. It increases the Company's profits by streamlining processes and by reducing errors which cost money.

     Process Redesign is a fundamental rethinking and radical redesign of our processes to achieve dramatic improvements in performance. The Company's Process Redesign efforts are currently focused on two areas: financial planning and reporting and home construction. The financial planning and reporting team is intended to integrate systems and provide flexible and easy access to data from all operating areas in the Company. The home construction team is analyzing the entire production process. It is working to improve estimating, bidding, contracting, budgeting, scheduling, work/materials ordering, receiving, inspecting, and payment processing.

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

     Materials and Subcontractors. The Company attempts to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, the Company contracts with subcontractors representing all building trades in connection with the construction of its homes. In recent years, the Company has experienced no material construction delays due to shortages of materials or labor. The Company cannot predict, however, the extent to which shortages in necessary materials or labor may occur in the future.

     Marketing and Sales. The Company's residential communities are sold principally through on-site sales offices. In order to respond to its customers' needs and trends in housing design, the Company relies upon its internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. The Company makes use of newspaper, radio, magazine, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in its comprehensive marketing program. For the year ended October 31, 1996, the Company's advertising expenditures totaled $11,513,000.

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

     Customer Financing. The Company sells its homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 1996, approximately 41% of the Company's customers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiary, with a substantial portion of the Company's remaining customers obtaining mortgages from various independent lending institutions. Mortgages originated by the Company's wholly-owned mortgage banking subsidiary are sold in the secondary market.

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

     State Planning Act. Pursuant to the 1985 State Planning Act, the New Jersey State Planning Commission has adopted a State Development and Redevelopment Plan ("State Plan"). The State Plan, if fully implemented, would designate large portions of the state as unavailable for development or as available for development only at low densities, and other portions of the state for more intense development. State government agencies would be required to make permitting decisions in accordance with the State Plan, if it is fully implemented. The state government agencies have not yet adopted policies and regulations to fully implement the State Plan. However, at least one state agency has issued an Executive Order requiring compliance with the State Plan. It is unclear what effect this Executive Order may have on the Company's ability to develop its lands.

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

     Company Offices. The Company owns its corporate headquarters, a four-story, 24,000 square feet office building located in Red Bank, New Jersey, a 43,290 square feet office building located in West Palm Beach, Florida of which 16,458 square feet house the Florida divisional office, a 17,450 square feet office building located in Winston-Salem, North Carolina, and 17,225 square feet in a Middletown, New Jersey condominium office building. The Company leases office space consisting of 40,000 square feet in various New Jersey locations, 12,000 square feet in Fairfax, Virginia, 13,000 square feet in various North Carolina locations, 3,400 square feet in Broward County, Florida, and 5,000 square feet in southwestern California.
ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended October 31, 1996 no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The number of shares and all data presented on a per share basis in this Form 10-K have been adjusted to give effect to all stock splits. The Company's Class A Common Stock is traded on the American Stock Exchange and was held by approximately 1,200 shareholders of record at January 10, 1997. Prior to the Company's recapitalization in September 1992 the Company's Common Stock was also traded on the American Stock Exchange. (See "Notes to Consolidated Financial Statements - Note 1" for additional explanation on recapitalization.) There is no established public trading market for the Company's Class B Common Stock, which was held by approximately 900 shareholders of record at January 10, 1997. The high and low sales prices for the Company's Class A Common Stock were as follows for each fiscal quarter during the year ended October 31, 1996, October 31, 1995, the eight months ended October 31, 1994, and the years ended February 28, 1994:

                                   Class A Common Stock
               ---------------------------------------------------------------
               Oct. 31, 1996   Oct. 31, 1995   Oct 31, 1994(1)  Feb 28, 1994
               --------------  --------------  --------------  ---------------
Quarter         High    Low     High    Low     High    Low     High     Low
-------        ------  -----   ------  ------  ------  ------  ------   ------
First........  $7.75   $6.25   $6.25   $4.75   $13.88  $9.88   $12.38  $10.50
Second.......  $8.25   $6.25   $6.50   $5.00   $11.38  $7.75   $14.13  $10.63
Third........  $7.25   $5.06   $7.13   $5.25   $ 8.63  $5.75   $18.13  $13.25
Fourth.......  $6.63   $5.50   $8.25   $5.31      --     --    $16.00  $13.00

(1) For eight months ended October 31, 1994 the third period represents the two months September and October 1994.

     Certain debt instruments to which the Company is a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $45,063,000 was free of such restrictions at October 31, 1996. The Company has never paid dividends nor does it currently intend to pay dividends.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and its consolidated subsidiaries and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.

                                                   Eight
                                   Year Ended      Months             Year Ended
                               ------------------  Ended     -----------------------------
Summary  Consolidated           October   October   October  February   February   February
Income Statement Data          31, 1996  31, 1995  31, 1994  31, 1994   28,  1994  28, 1993
------------------------------ --------  --------  --------  --------   ---------  --------
                                           (In Thousands Except Per Share Data)
Revenues...................... $807,464  $777,745  $386,585  $587,010   $429,315   $318,527
Expenses......................  782,458   756,091   402,090   557,859    414,790    316,633
Income(loss) before income
  taxes, extraordinary loss
  and cumulative effect of
  change in accounting for
   income taxes................   25,006    21,654   (15,505)   29,151    14,525      1,894
State  and Federal income tax..    7,719     7,526    (5,075)    9,229     4,735        299
Extraordinary loss............                                 (1,277)
Cumulative effect of change
  in accounting for income
   taxes.......................                                                         883
                                --------  --------  --------  --------  --------   --------
Net  income (loss)............. $ 17,287  $ 14,128 $(10,430) $ 18,645   $  9,790   $  2,478
                                ========  ========  ========  ========  ========   ========

Earnings per common share:
  Income (loss) before
  extraordinary loss and
  cumulative effect of
  change in accounting
   for income taxes............ $   0.75  $   0.61  $  (0.46) $   0.87  $   0.43   $   0.07
Extraordinary loss.............                                  (0.05)
Cumulative effect of change
  in accounting for income
  taxes........................                                                        0.04
                                --------  --------  --------  --------  --------   --------
Net  income (loss)............. $   0.75  $   0.61  $  (0.46) $   0.82  $   0.43   $   0.11
                                ========  ========  ========  ========  ========   ========
Weighted average number of
   common shares outstanding...   23,037    23,032    22,906    22,821    22,775     21,988


Summary Consolidated
Balance Sheet Data
------------------------------
Total  assets.................. $614,111  $645,378  $612,925  $539,602  $465,029   $399,455
Mortgages and notes payable.... $145,336  $183,044   167,179    68,244  $ 66,699   $105,071
Bonds collateralized by
   mortgages receivable........ $  9,231  $ 17,880    20,815    30,343    39,914     49,879
Participating senior
  subordinated debentures
   and subordinated notes...... $200,000  $200,000   200,000   200,000   152,157     67,723
Stockholders' equity.......... $193,622  $176,335   162,130   171,001    151,937    141,989


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash uses during the twelve months ended October 31,1996 were for operating expenses, seasonal increases in housing inventories, construction, income taxes and interest. The Company provided for its cash requirements from outside borrowings, the revolving credit facility, the sale of a commercial facillity, and land purchase notes, as well as from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") which provides a revolving credit and letter of credit line of up to $245,000,000 through March 1999. Interest is payable monthly and at various rates of either prime plus 1/4% or Libor plus 1.75%. The Company believes that it will be able either to extend the Agreement beyond March 1999 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of October 31, 1996, $30,000,000 of indebtedness was outstanding under the Agreement.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of October 31, 1996 was $200,000,000. Annual sinking fund payments of $20,000,000 are required in April 2001 and 2002 with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005,
respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities but in fiscal 1988 the Company decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of October 31, 1996, the aggregate outstanding principal amount of such borrowings was $64,427,000.

     The book value of the Company's inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                          October 31,   October 31,
                                             1996          1995
                                          ------------  ------------

Residential real estate inventory.......  $376,307,000  $404,413,000
Residential rental property.............    12,190,000    12,381,000
                                          ------------  ------------
    Total residential real estate.......   388,497,000   416,794,000
Commercial properties...................    53,204,000    62,297,000
                                          ------------  ------------
    Combined Total......................  $441,701,000  $479,091,000
                                          ============  ============

     Total residential real estate decreased $28,297,000 from October 31, 1995 to October 31, 1996 as a result of an inventory decrease of $28,106,000 and a residential rental property decrease of $191,000. The decrease in residential real estate inventory was primarily due to the Company's efforts to reduce inventories in the Company's very competitive Florida and Metro Washington, D.
C. markets. Also inventories in the Northeast declined due to the Company's efforts to increase inventory turnover and reduce its debt to equity percentage. Residential homes under construction or completed and included in residential real estate inventory at October 31, 1996 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots included in the Company's total residential real estate (including Poland):

                                     Total         Contracted       Remaining
                                     Home              Not             Lots
                                     Lots          Delivered        Available
                                   --------        ----------       ---------
October 31, 1996:
   Owned..........................   9,819             1,446           8,373
   Optioned.......................  12,041                76          11,965
                                   --------        ----------       ---------
     Total........................  21,860             1,522          20,338
                                   ========        ==========       =========

October 31, 1995:
   Owned..........................  10,279             1,379           8,900
   Optioned.......................  12,823                97          12,726
                                   --------        ----------       ---------
     Total........................  23,102             1,476          21,626
                                   ========        ==========       =========

Included in the remaining lots available are the following homes:

                                                October    October
                                                31, 1996   31, 1995
                                                --------   --------

Unsold homes under construction or complete.....    448        321
Model homes.....................................    110        123
                                                --------   --------
     Total......................................    558        444
                                                ========   ========

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At October 31, 1996 the Company had long-term non-recourse financing aggregating $31,071,000 on six commercial facilities, a decrease from October 31, 1995, due to $419,000 in principal amortization. In January 1996 the Company sold a retail center with a book value of $8,022,000 at October 31, 1995. The sale of this center and depreciation were the primary causes for a $9,093,000 decrease in commercial properties.

     Collateral Mortgage Financing - collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - mortgage loans held for sale consist of residential mortgages receivable of which $57,095,000 and $45,669,000 at October 31, 1996 and October 31, 1995, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.

RESULTS OF OPERATIONS

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprised primarily of New Jersey and eastern Pennsylvania), in southeastern Florida, North Carolina, Metro Washington, D. C. (northern Virginia), southwestern California, and Poland. Operations in Poland began for the first time during the year ending October 31, 1996, but deliveries will not occur until the year ended October 31, 1997. In addition, the Company develops and operates commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida.

     On May 10, 1994, the Board of Directors of the Company adopted a resolution providing that the date for the year end of the fiscal year of the Company be changed from the last day of February to October 31. The reports covering the three month periods ended May 31, 1994 and August 31, 1994 were filed on Form 10-Q. The report covering the eight month transition period of March 1, 1994 through October 31, 1994 was filed on Form 10-K. Thereafter, the Company has filed reports as of January 31, April 30, July 31, and October 31. At October 31, 1996 the Company reclassified certain expenses previously reported as selling, general and administration to cost of sales. These expenses were sales commissions, buyer concessions, the amortization of prepaid selling expenses, property taxes and condominium association subsidies. The amount of the reclassification was $35,963,000, $33,435,000, $16,686,000 and $22,262,000 for
the years ended October 31, 1996 and October 31, 1995, the eight months ended October 31, 1994 and the year ended February 28, 1994, respectively. In addition, the Company reclassified its title revenues previously reported as other homebuilding revenues to financial service revenues, and title expenses from other operations to financial service expenses.

     During the year ended October 31, 1996, October 31, 1995, the eight months ended October 31, 1994, and the year ended February 28, 1994, the Company's Northeast Region and North Carolina Division consistently produced operating profits. These profits have been reduced by net losses from its other housing divisions, its other operations and the establishment of reserves to reduce the book value of certain residential inventories to their estimated fair value (net realizable value for periods prior to the year ended October 31, 1995 - see "Notes to Consolidated Financial Statements - Note 10.") During the eight months ended October 31, 1994 the Company's operations resulted in a net loss primarily from the losses from other operations, a provision to reduce certain inventory to net realizable value, lower gross margins, and higher selling, general, and administrative expenses due to the expensing of such costs over fewer average monthly home deliveries during the eight month transition period ended October 31, 1994 compared to the average monthly home deliveries over twelve months.

Total Revenues

     Compared to the same prior period revenues increased (decreased) as follows:
                                                        Eight
                                       Year Ended       Months      Year
                                  --------------------  Ended       Ended
                                  October    October    October    February
                                  31, 1996   31, 1995   31, 1994   28, 1994
                                  ---------  ---------  ---------  ---------
                                            (Dollars in Thousands)
Homebuilding:
  Sale of homes...................$ 24,201   $ 69,611   $113,381   $160,183
  Land sales and other revenues...   3,214      5,640      1,684     (5,831)
Financial services................     868        (25)     1,589      1,803
Investment properties.............   1,388       (792)     1,054      2,415
Collateralized mortgage financing.      48     (1,132)      (519)      (875)
                                  ---------  ---------  ---------  ---------
     Total change.................$ 29,719   $ 73,302   $117,189   $157,695
                                  =========  =========  =========  =========
  Percent change..................     3.8%      10.4%      43.5%      36.7%
                                  =========  =========  =========  =========


U. S. Homebuilding

     Compared to the same prior period, housing revenues increased $24.2 million or 3.3% for the year ended October 31, 1996, $69.6 million or 10.4% for the year ended October 31, 1995, $113.4 million or 44.8% for the eight months ended October 31, 1994, and $160.2 million or 40.3% for the year ended February 28, 1994. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.


     Information on homes delivered by market area is set forth below:

                                                   Eight
                                Year Ended         Months       Year
                           ---------------------   Ended        Ended
                           October     October     October     February
                           31, 1996    31, 1995    31, 1994    28, 1994
                           ---------   ---------   ---------   ---------
                                       (Dollars in Thousands)
Northeast Region(1):
  Housing Revenues.........$460,931    $492,388    $223,582    $389,577
  Homes Delivered..........   2,364       2,707       1,403       2,527

North Carolina:
  Housing Revenues.........$123,347    $115,919    $ 78,465    $ 72,639
  Homes Delivered..........     738         718         558         580

Florida:
  Housing Revenues.........$ 99,085    $ 67,272    $ 37,076    $ 48,780
  Homes Delivered..........     632         451         265         405

Metro Washington, D. C.:
  Housing Revenues.........$ 16,749    $ 36,006    $ 25,236    $ 44,783
  Homes Delivered..........      75         186         137         288

California:
  Housing Revenues.........$ 64,570    $ 27,707    $    736         --
  Homes Delivered..........     325         149           4         --

Other:
  Housing Revenues.........     --     $  1,189    $  1,227    $  1,710
  Homes Delivered..........     --           33          20          28

Totals:
  Housing Revenues.........$764,682    $740,481    $366,322    $557,489
  Homes Delivered..........   4,134       4,244       2,387       3,828

(1) Excludes suspended operations in New York which are included with New Hampshire in "Other".

     The overall increase in housing revenues was primarily the result of increases in average sales prices in all the Company's markets. The increased average sales prices are primarily the result of diversifying the Company's product mix in the Northeast Region to include more detached single family homes and larger townhouses with garages designed for the move-up buyer. In Florida, average sales prices are increasing as a result of the addition of new, higher priced single family developments. In North Carolina, average sales prices increased primarily due to the addition of higher priced communities. In Metro Washington, D.C. average sales prices increased because there was a higher percentage of single family detached homes delivered. The decrease in the number of homes delivered during the year ended October 31, 1996 is primarily due to the decreased deliveries in the Northeast Region. This decrease was due to the Company's attempt to maximize profits through increased margins not increased volume. In Metro Washington, D. C. deliveries declined since the Company cut back its operations due to a highly competitive market.

     Unaudited quarterly housing revenues and sales contracts using base sales prices by market area for the years ending October 31, 1996 and 1995 are set forth below:

                                            Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1996   31, 1996   30, 1996   31, 1996
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $210,951   $112,665   $ 81,950   $ 55,365
  North Carolina.............   44,334     33,506     24,445     21,062
  Florida....................   38,910     21,407     20,890     17,878
  Metro Washington, D.C......    5,538      3,614      3,200      4,397
  California.................   25,747     15,936     13,019      9,868
                              ---------  ---------  ---------  ---------
      Total.................. $325,480   $187,128   $143,504   $108,570
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $149,930   $ 94,933   $147,576   $ 55,785
  North Carolina.............   28,973     31,485     43,136     19,594
  Florida....................   13,485     19,668     41,003     19,315
  Metro Washington, D.C......    1,638      2,249      5,821      3,463
  California.................   16,419     14,847     19,496      8,209
                              ---------  ---------  ---------  ---------
      Total.................. $210,445   $163,182   $257,032   $106,366
                              =========  =========  =========  =========

                                            Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1995   31, 1995   30, 1995   31, 1995
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $228,548   $101,431   $ 89,536   $ 72,874
  North Carolina.............   41,581     29,670     23,083     21,585
  Florida....................   23,387     14,037     13,931     15,917
  Metro Washington, D.C......    9,764     12,335      9,021      4,886
  California.................   16,545      5,902      3,166      2,094
  Other......................      --         --         870        318
                              ---------  ---------  ---------  ---------
      Total.................. $319,825   $163,375   $139,607   $117,674
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $102,506   $104,449   $115,774   $ 78,964
  North Carolina.............   28,494     33,017     32,208     25,529
  Florida....................   19,197     17,541     19,734     13,214
  Metro Washington, D.C......    4,621      9,325     13,719      5,094
  California.................   13,624     10,989      7,014      4,227
  Other......................      --         --         751         42
                              ---------  ---------  ---------  ---------
      Total.................. $168,442   $175,321   $189,200   $127,070
                              =========  =========  =========  =========

      The Company's contract backlog using base sales prices by market area is set forth below:

                              October    October    October    February
                              31, 1996   31, 1995   31, 1994   28, 1994
                              ---------  ---------  ---------  ---------
                                        (Dollars in Thousands)
Northeast Region:
   Total Contract Backlog.....$198,248   $176,517   $227,719   $173,430
   Number of Homes............     977        885      1,284      1,182

North Carolina:
   Total Contract Backlog.....$ 43,587   $ 43,336   $ 39,719   $ 55,620
   Number of Homes............     233        253        240        402

Florida:
   Total Contract Backlog.....$ 36,910   $ 36,213   $ 30,283   $ 37,837
   Number of Homes............     217        243        215        278

Metro Washington, D. C.:
   Total Contract Backlog.....$  4,252   $  6,592   $  7,933   $ 10,377
   Number of Homes............      24         28         43         50

California:
   Total Contract Backlog.....$  8,073   $ 13,043   $  4,405        --
   Number of Homes............      46         67         21        --

Other:
   Total Contract Backlog.....      --        --    $    396   $    863
   Number of Homes............      --        --           7         14

Totals:
   Total Contract Backlog.....$291,070   $275,701   $310,455   $278,127
   Number of Homes............   1,497      1,476      1,810      1,926

     The Company has written down certain residential inventories $1.6 million and $2.8 million during the years ended October 31, 1996 and October 31, 1995, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements - Note 10." for additional explanation. These writedowns were established primarily because of lower property values due to economic downturns or a change in the marketing strategy to liquidate a particular property.

     The writedowns of residential inventories during the years ended October 31, 1996 and October 31, 1995 were primarily attributable to one community in New York, two in New Jersey, a parcel of land in Florida, and four communities in Metro Washington, D.C. In the New York community, the 1995 writedown is an addition to 1994 and prior years' reserves due to reduced sales prices, buyers' concessions, and an extended sellout period. In New Jersey the 1996 and 1995 writedowns were due to the change in use of a parcel of land from residential to commercial and due to the termination of home sales in a community and the offering of the remaining owned lots for sale, respectively. In Florida a parcel of idle land was written down in 1996 due to a decline in land values.
In Metro Washington, D.C. the 1996 writedown was primarily due to reduced sales prices in one community. The 1995 writedown was also due to the termination of home sales in two communities and the offering of the remaining owned lots for sale. Also in Metro Washington, D.C. a reserve was taken in 1995 against a parcel of land which the Company is attempting to liquidate through lot sales and increased in 1996 due to continued decline in lot values. At October 31, 1996 and 1995 residential inventories were reduced $5.1 million and $9.6 million, respectively, to reduce such inventories to estimated fair value.

     Prior to the year ended October 31, 1995 the Company established reserves to reduce certain residential inventories to their estimated net realizable values including costs to carry and dispose. These reserves were established primarily because of lower property values due to economic downturns or a change in the marketing strategy to liquidate a particular property. The established reserves are reduced for carrying costs (i.e., property taxes, interest, etc.) incurred or losses incurred upon property sale. During the eight months ended October 31, 1994, the Company established reserves of $6.4 million. This reserve was primarily attributable to the New York community noted above.

     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                                  Eight
                               Year Ended         Months       Year
                          ---------------------   Ended        Ended
                          October     October     October     February
                          31, 1996    31, 1995    31, 1994    28, 1994
                          ---------   ---------   ---------   ---------
                                     (Dollars In Thousands)

Sale of homes...........  $764,682    $740,481    $366,322    $557,489
Cost of sales...........   638,944     617,681     312,994     456,915
                          ---------   ---------   ---------   ---------
Housing gross margin....  $125,738    $122,800    $ 53,328    $100,574
                          =========   =========   =========   =========
Gross margin percentage.     16.4%       16.6%       14.6%       18.0%
                          =========   =========   =========   =========

     As noted above, certain expenses are now being included in cost of sales. These costs amounted to 4.7%, 4.5%, 4.5%, and 4.0% of sale of homes revenues for the years ended October 31, 1996 and October 31, 1995, the eight months ended October 31, 1994 and the year ended February 28, 1994, respectively.

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated gross margin will fluctuate up or down. During the year ended October 31, 1996 gross margins improved in all the Company's markets except Metro Washington, D.C. compared to the year ended October 31, 1995. These increases were offset by a change in geographic and product mix with an additional 6.2% of home deliveries coming from outside the Northeast Region where gross margins are traditionally lower. Although material costs increased, the Company was able to improve margins primarily due to the Company's cost reduction efforts. Such efforts include more standardized designs, and national purchase contracts.

     Selling and general administrative expenses increased $0.8 million during the year ended October 31, 1996 compared to the prior year. As a percentage of homebuilding revenues such expenses decreased to 7.7% for the year ended October 31, 1996 from 7.9% for the prior year. The dollar increase is due primarily to increased home sales resulting in increased advertising and sales center operations. The percentage decrease is primarily due to the increased deliveries. Such expenses increased $5.7 million during the eight months ended October 31, 1994 and $9.6 million during the year ended February 28, 1994, respectively, compared to the similar prior period. These increases were also due primarily to increased home sales. As a percentage of housing revenues, such expenses decreased to 9.2% for the eight months ended October 31, 1994 from 11.2% for the similar prior period. As a percentage of housing revenues, such expenses decreased to 7.4% for the year ended February 28, 1994 from 7.9% for the year ended February 28, 1993.

Land Sales and Other Revenues

     Land sales and other revenues consist primarily of land and lot sales, interest income, contract deposit forfeitures, corporate owned life insurance benefits, and California housing management operations.

     A breakout of land and lot sales is set forth below:

                                                        Eight
                                         Year Ended     Months     Year
                                    ------------------  Ended      Ended
                                    October   October   October   February
                                    31, 1996  31, 1995  31, 1994  28, 1994
                                    --------  --------  --------  --------
                                                (In Thousands)

Land and lot sales................  $13,998   $ 8,101   $ 2,812   $ 4,188
Cost of sales.....................   12,548     6,714     2,643     3,158
                                    --------  --------  --------  --------
Land and lot sales gross margin...  $ 1,450   $ 1,387   $   169   $ 1,030
                                    ========  ========  ========  ========

Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

     During the year ended October 31, 1995 other revenues included a $1.0 million gain from the sale of an investment and $1.2 million of net interest receipts due to amendments to prior years' Federal income tax returns. During the eight months ended October 31, 1994 the Company purchased a home building and management company in California for $0.8 million. Although no new management contracts have been obtained, the contracts resulted in $1.0 million and $1.7 million of revenues for the year ended October 31, 1995 and the eight months ended October 31, 1994, respectively. Included in Other Operations (see below) are expenses associated with the California homebuilding management operations and amortization of all of the acquisition price of the management contracts of $0.8 million.


International Homebuilding

     During the year ended October 31, 1996 the Company opened its first international community in Poland. Sales contracts and backlog at October 31, 1996 was 25 homes with a base sales price of $1,752,000. Profitability of this community will determine whether the Company pursues further overseas expansion.


Financial Services

     Financial services consists primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. In addition, title insurance activities have been reclassified from other housing operations to financial services as noted above. Approximately 41%, 34%, 29%, and 27% of the Company's homebuyers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiaries during the years ended October 31, 1996 and 1995, the eight months ended October 31, 1994, and the year ended February 28, 1994, respectively. The Company's mortgage banking goals are to improve profitability by increasing the capture rate of its homebuyers and expanding its business to include originations from unrelated mortgages. In addition, its goals included reducing expenses by reducing mortgage processing time. During the year ended October 31, 1996 processing time from application to issuance of approval was reduced to an average of under 10 days. As a result of increased capture rates of Company homebuyers and reduced costs, primarily through reduced processing time, the mortgage banking operations have almost reached break even for the year ended October 31, 1996 compared to losses in previous years. The Company expects further profit improvements in fiscal 1997 and beyond. Most servicing rights on new mortgages originated by the Company will be sold as the loans are closed.

Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. At October 31, 1996, the Company owned and was leasing two office buildings, three office/warehouse facilities, two retail centers, and two senior citizen rental communities. During the year ended October 31, 1996 investment property revenues included a $1.9 million pretax gain from the sale of a retail center. Investment properties expenses do not include interest expense (see "Interest" below).

Collateralized Mortgage Financing

     In the years prior to February 29, 1988 the Company pledged mortgage loans originated by its mortgage banking subsidiaries against collateralized mortgage obligations ("CMO's"). Subsequently the Company discontinued its CMO program. As a result, CMO operations are diminishing as pledged loans are decreasing through principal amortization and loan payoffs, and related bonds are reduced. In recent years, as a result of bonds becoming callable, the Company has also sold a portion of its CMO pledged mortgages.

Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. As a percentage of total revenues such expenses were 1.7%, 1.7%, 2.6%, and 1.8% for the years ended October 31, 1996 and 1995, the eight months ended October 31, 1994, and the year ended February 28, 1994, respectively. Such expenses include the Company's long term improvement initiatives of total quality, process redesign (net of capitalized expenses), and training. Such initiatives resulted in additional expenses for the years ended October 31, 1996 and 1995 and the eight months ended October 31, 1994 amounting to $1.6 million, $2.0 million, and $1.3 million, respectively. For the year ended October 31, 1996 such expenses also included a one-time insurance adjustment and increased depreciation on recently acquired computer equipment for all Company locations.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                                                    Eight
                                    Year Ended      Months      Year
                              --------------------  Ended       Ended
                              October    October    October    February
                              31, 1996   31, 1995   31, 1994   28, 1994
                              ---------  ---------  ---------  ---------
                                            (In Thousands)

Sale of homes...............  $ 25,992   $ 24,706   $ 11,355   $ 17,424
Land and lot sales..........       657        735        763        198
Rental properties...........     5,508      5,303      3,195      4,908
                              ---------  ---------  ---------  ---------
Total.......................  $ 32,157   $ 30,744   $ 15,313   $ 22,530
                              =========  =========  =========  =========

Housing interest as a percentage of sale of home revenues amounted to 3.4%, 3.3%, 3.1%, and 3.1% for the years ended October 31, 1996 and 1995, the eight months ended October 31, 1994, and the year ended February 28, 1994, respectively.

Other Operations

     Other operations consisted primarily of miscellaneous residential housing operations, amortization of prepaid subordinated note issuance expenses, corporate owned life insurance loan interest, and California housing management operations (see "Land Sales and Other Revenues" above). During the year ended October 31, 1995 and the eight months ended October 31, 1994 other expenses included California housing management expenses and amortization of purchased management contracts amounting to $1.2 million and $2.5 million, respectively. The year ended October 31, 1995 also included the cost of organizational restructuring in the Northeast Region and California amounting to $1.3 million. The eight months ended October 31, 1994 also included the writeoff of a $1.0 million receivable resulting from the reversal of a legal judgment, and $0.4 million loss from the sale of a 49% interest in a condominium management company.

Total Taxes

     Total taxes as a percentage of income before income taxes amounted to 30.9% and 34.8% for the years ended October 31, 1996 and 1995, respectively. Total net tax benefits as a percentage of the loss before income taxes amounted to 32.7% for the eight months ended October 31, 1994. Total taxes as a percentage of income before income taxes amounted to 31.7% for the year ended February 28, 1994. Deferred federal and state income tax assets primarily represents the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years. (See "Notes to Consolidated Financial Statements - Note 9" for an additional explanation of taxes.)


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

     Inflation has a lesser short-term effect on the Company because the Company generally negotiates fixed price contracts with its subcontractors and material suppliers for the construction of its homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between four to twelve months. Construction costs for residential buildings represent approximately 50% of the Company's total costs and expenses.



Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.


Item 9 - CHANGES IN OR DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the years ended October 31, 1996 and 1995, the eight months ended October 31, 1994, and the year ended February 28, 1994 there have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item l0, except as set forth below under the heading "Executive Officers of the Registrant", is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in April 1997, which will involve the election of directors.

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

                                                                 Year Started
       Name            Age             Position                  With Company

Kevork S. Hovnanian     73    Chairman of the Board, Chief            l967
                                Executive Officer, and Director
                                of the Company.

Ara K. Hovnanian        39    President and Director of               l979
                                the Company.

Paul W. Buchanan        46    Senior Vice President-Corporate         l981
                                Controller and Director of the
                                Company.

Timothy P. Mason        56    Senior Vice President-Adminis-          1975
                                tration/Secretary and Director
                                of the Company.

Peter S. Reinhart       46    Senior Vice President and General       1978
                                Counsel and Director of the
                                Company.

John J. Schimpf         47    Executive Vice President and            1981
                                Director of the Company.

J. Larry Sorsby         41    Senior Vice President, Treasurer        1988
                                and Chief Financial Officer


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

     Mr. Sorsby was appointed Senior Vice President, Treasurer and Chief Financial Officer of the Company in February, 1996 after serving as Senior Vice President-Finance/Treasurer of the Company since March 1991 and Vice President/Finance since September l988.

Item 11 - EXECUTIVE COMPENSATION

     The information called for by Item ll is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in April 1997, which will involve the election of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item l2 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in April l997, which will involve the election of directors.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item l3 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held in April 1997, which will involve the election of directors.

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

     All other schedules are either not applicable to the Company or have been omitted because the required information is included in the financial statements or notes thereto.
Exhibits:

     3(a)  Certificate of Incorporation of the Registrant.(1)
     3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant.(8)
     3(c)  Bylaws of the Registrant.(8)
     4(a)  Specimen Class A Common Stock Certificate.(8)
     4(b)  Specimen Class B Common Stock Certificate.(8)
     4(c) Indenture dated as of April 29, 1992, relating to 11 1/4% Subordinated Notes between the Registrant and First Fidelity Bank, including form of 11 1/4% Subordinated Notes due April 15,
           2002.(2)
     4(d)  Indenture dated as of May 28, 1993, relating to 9 3/4%
           Subordinated Notes between Registrant and First Fidelity Bank, National Association, New Jersey, as Trustee, including form of
           9 3/4% Subordinated Note due 2005.(4)
     10(a) Credit Agreement dated July 30, 1993 among K. Hovnanian
           Enterprises, Inc., Hovnanian Enterprises, Inc., certain Subsidiaries Thereof, Midlantic National Bank, Chemical
           Bank, United Jersey Bank/Central, N.A., and NBD Bank, N.A.(7)
     10(b) Amendment to Credit Agreement among K. Hovnanian Enterprises,
           Inc., Hovnanian Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic National Bank, Chemical Bank, United Jersey Bank, NBD Bank, N.A., PNC Bank, National Association, Meridian Bank, Nations Bank of Virginia, N.A., First National Bank of Boston, and Continental Bank.(10)
     10(c) Second Amendment to Credit Agreement dated April 28, 1995 among
           K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic Bank,N.A., Chemical Bank, United Jersey Bank, NBD Bank, PNC Bank, National Association, Meridian Bank, Nations Bank, National Association, First National Bank of Boston, Bank of America Illinois, and Bank of America National Trust and Savings Association.(11)
     10(d) Third Amendment to Credit Agreement dated June 4, 1996 among
           K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic Bank,N.A., Chemical Bank, Meridian Bank, NationsBank,N.A., First National Bank of Boston, Bank of America Illinois, First National Bank of Chicago, Comerica Bank, and Credit Lyonnais.(12)
     10(e) Description of Management Bonus Arrangements.(8)
     10(f) Description of Savings and Investment Retirement Plan.(1)
     10(g) Stock Option Plan.(6)
     10(h) Management Agreement dated August 12, 1983 for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
     10(i) Agreement dated July 8, 1981 between Hovnanian Properties of
           Atlantic County, Inc. and Kevork S. Hovnanian.(2)
     10(j) Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
     10(k) Description of Deferred Compensation Plan.(5)
     22    Subsidiaries of the Registrant.
     27    Financial Data Schedules
     (1)   Incorporated by reference to Exhibits to Registration
           Statement (No. 2-85198) on Form S-1 of the Registrant.
     (2) Incorporated by reference to Exhibits to Registration Statement (No. 33-46064) on Form S-3 of the Registrant.
     (3) Incorporated by reference to Exhibits to Annual Report on Form 10 -K for the year ended February 28, 1986 of the Registrant.
     (4) Incorporated by reference to Exhibits to Registration Statement (No. 33-61778) on Form S-3 of the Registrant.
      (5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1990 of the Registrant.
     (6)   Incorporated by reference to the Proxy Statement dated June 15,
           1990.
      (7) Incorporated by reference to an Exhibit to Quarterly Report on Form 10-Q for the quarter ended August 31, 1993, of the Registrant.
     (8) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1994 of the Registrant.
     (9) Incorporated by reference to an Exhibit to Quarterly Report on Form 10-Q for the quarter ended August 31, 1994, of the Registrant.
     (10)  Incorporated by reference to Exhibits to Annual Report on Form
           10-K for the eight months ended October 31, 1994 of the Registrant.
     (11)  Incorporated by referenct to Exhibits to Annual Report on Form
           10K for the year ended October 31, 1995 for the Registrant.
     (12) Incorporated by reference to Exhibits to Quarterly Report on Form 10Q for the quarter ended April 30, 1996 of the Registrant.


Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended October 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Hovnanian Enterprises, Inc.
                                      By:


                                          /S/KEVORK S HOVNANIAN
                                          Kevork S. Hovnanian
                                          Chairman of the Board and
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



/S/KEVORK S. HOVNANIAN           Chairman of The Board,          1/17/97
Kevork S. Hovnanian                Chief Executive Officer
                                   and Director



/S/ARA K. HOVNANIAN             President and Director           1/17/96
Ara K. Hovnanian



/S/PAUL W. BUCHANAN              Senior Vice President           1/17/97
Paul W. Buchanan                   Corporate Controller and
                                   Director



/S/TIMOTHY P. MASON              Senior Vice President-          1/17/97
Timothy P. Mason                   Administration/Secretary
                                   and Director



/S/PETER S. REINHART             Senior Vice President and       1/17/97
Peter S. Reinhart                  General Counsel and Director



/S/JOHN J. SCHIMPF               Executive Vice President        1/17/97
John J. Schimpf                    and Director



/S/J. LARRY SORSBY               Senior Vice President,          1/17/97
J. Larry Sorsby                    Treasurer, and Chief
                                   Financial Officer

                           HOVNANIAN ENTERPRISES, INC.

                   Index to Consolidated Financial Statements

                                                                      Page
Financial Statements:

   Independent Auditors' Report...................................    F-2

   Consolidated Balance Sheets as of October 31, 1995 and 1994....    F-3

   Consolidated Statements of Income for the Years Ended October 31, 1996, 1995 and 1994 (unaudited), the Eight Months Ended
   October 31, 1994 and the Year Ended February 28, 1994..........    F-5

   Consolidated Statements of Stockholders' Equity for the Years
   Ended October 31, 1996 and 1995, the Eight Months Ended
   October 31, 1994, and the Year Ended February 28, 1994.........    F-6

   Consolidated Statements of Cash Flows for the Years Ended
   October 31, 1996 and 1995, the Eight Months Ended October 31,
   1994, and the Year Ended February 28, 1994.....................    F-7

Notes to Consolidated Financial Statements........................    F-8

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


INDEPENDENT AUDITORS' REPORT




To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended October 31, 1996 and 1995, the eight-month period ended October 31, 1994 and for the year ended February 28, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 1996 and 1995 and the consolidated results of their operations and cash flows for the years ended October 31, 1996 and 1995, the eight-month period ended October 31, 1994 and for the year ended February 28, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related fiancial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                          /S/ Ernst & Young LLP


New York, New York
December 20, 1996


                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     October 31,    October 31,
          ASSETS                                         1996           1995
                                                     ------------   ------------
Homebuilding:
  Cash and cash equivalents(Note 4).................    $ 16,535       $ 13,758
                                                     ------------   ------------
  Inventories - At cost, not in excess of fair
     value (Notes 6 and 10):
    Sold and unsold homes and lots under
     development....................................     314,630        345,410
    Land and land options held for future
      development or sale...........................      61,677         59,003
                                                     ------------   ------------
      Total Inventories.............................     376,307        404,413
                                                     ------------   ------------

  Receivables, deposits, and notes (Notes 5 and 11).      26,442         27,589
                                                     ------------   ------------

  Property, plant, and equipment - net (Note 3).....      18,251         14,456
                                                     ------------   ------------

  Prepaid expenses and other assets.................      31,939         26,414
                                                     ------------   ------------
      Total Homebuilding............................     469,474        486,630
                                                     ------------   ------------

Financial Services:
  Cash..............................................       4,196          1,695
  Mortgage loans held for sale (Note 5).............      57,812         46,621
  Other assets......................................       3,217          2,329
                                                     ------------   ------------
      Total Financial Services......................      65,225         50,645
                                                     ------------   ------------

Investment Properties:
  Rental property - net (Note 3)....................      51,892         63,310
  Property under development or held for future
    development.....................................      13,502         11,368
  Investment in and advances to unconsolidated
    joint venture...................................         186          3,804
  Other assets......................................       3,106          3,795
                                                     ------------   ------------
      Total Investment Properties...................      68,686         82,277
                                                     ------------   ------------

Collateralized Mortgage Financing:
  Collateral for bonds payable (Note 5).............       9,478         18,184
  Other assets......................................         576          1,281
                                                     ------------   ------------
      Total Collateralized Mortgage Financing.......      10,054         19,465
                                                     ------------   ------------
Income Taxes Receivable - Including deferred tax
  benefits (Note 9).................................         672          6,361
                                                     ------------   ------------
Total Assets........................................    $614,111       $645,378
                                                     ============   ============

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)

                                                     October 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1996          1995
                                                     ------------  ------------
Homebuilding:
  Nonrecourse land mortgages (Note 6)...............    $ 25,151      $ 25,046
  Accounts payable and other liabilities............      45,146        48,188
  Customers' deposits (Note 4)......................      12,371        11,624
  Nonrecourse mortgages secured by operating
    properties (Note 5).............................       3,918        4,003
                                                     ------------  ------------
      Total Homebuilding............................      86,586        88,861
                                                     ------------  ------------
Financial Services:
  Accounts payable and other liabilities............       1,631         1,476
  Mortgage warehouse line of credit (Note 5)........      55,196       41,855
                                                     ------------  ------------
      Total Financial Services......................      56,827       43,331
                                                     ------------  ------------
Investment Properties:
  Accounts payable and other liabilities............         721        1,105
  Nonrecourse mortgages secured by rental property
   (Note 6).........................................      31,071       31,490
                                                     ------------  ------------
      Total Investment Properties...................      31,792       32,595
                                                     ------------  ------------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities............          11           14
  Bonds collateralized by mortgages receivable
   (Note 5).........................................       9,231       17,880
                                                     ------------  ------------
      Total Collateralized Mortgage Financing.......       9,242       17,894
                                                     ------------  ------------
Notes Payable:
  Revolving credit agreement (Note 6)...............      30,000       80,650
  Subordinated notes (Note 7).......................     200,000      200,000
  Accrued interest..................................       6,042        5,712
                                                     ------------  ------------
      Total Notes Payable...........................     236,042      286,362
                                                     ------------  ------------
      Total Liabilities.............................     420,489      469,043
                                                     ------------  ------------
Commitments and Contingent Liabilities
  (Notes 4 and 13)

Stockholders' Equity (Notes 11 and 12):
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,481,222 shares
    (including 345,874 shares held in Treasury)......        155          154
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,247,579 shares
    (including 345,874 shares held in Treasury).....          82           83
  Paid in Capital...................................      33,935       33,935
  Retained Earnings (Note 7)........................     164,749      147,462
  Treasury Stock - at cost..........................      (5,299)      (5,299)
                                                     ------------  ------------
      Total Stockholders' Equity....................     193,622      176,335
                                                     ------------  ------------
Total Liabilities and Stockholders' Equity..........    $614,111     $645,378
                                                     ============  ============

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)

                                                                     Eight
                                                    Year Ended       Months     Year
                                               --------------------  Ended      Ended
                                               October    October    October    February
                                               31, 1996   31, 1995   31, 1994   28, 1994
                                               ---------  ---------  ---------  ---------
Revenues:
  Homebuilding:
    Sale of homes............................. $764,682   $740,481   $366,322   $557,489
    Land sales and other revenues.............   18,612     15,398      5,954      8,401
                                               ---------  ---------  ---------  ---------
      Total Homebuilding......................  783,294    755,879    372,276    565,890
  Financial Services..........................   11,216     10,348      5,886      8,458
  Investment Properties.......................   10,919      9,531      6,396      9,024
  Collateralized Mortgage Financing...........    2,035      1,987      2,027      3,638
                                               ---------  ---------  ---------  ---------
      Total Revenues..........................  807,464    777,745    386,585    587,010
                                               ---------  ---------  ---------  ---------
Expenses:
  Homebuilding:
    Cost of sales.............................  651,492    624,395    315,637    460,073
    Selling, general and administrative.......   60,704     59,914     34,355     42,020
    Provision to reduce inventory to
      estimated net realizable value(Note 10).                          6,357
    Inventory impairment loss (Note 10).......    1,608      2,780
                                               ---------  ---------  ---------  ---------
      Total Homebuilding......................  713,804    687,089    356,349    502,093
  Financial Services..........................   10,669     11,571      6,995      7,542
  Investment Properties.......................    6,388      6,135      5,206      5,797
  Collateralized Mortgage Financing...........    2,076      2,173      2,379      4,284
  Corporate General and Administration(Note 2)   14,002     13,002     10,133     10,678
  Interest....................................   32,157     30,744     15,313     22,530
  Other operations............................    3,362      5,377      5,715      3,052
  Provision for loan writedown (Note 11)......                                     1,883
                                               ---------  ---------  ---------  ---------
      Total Expenses..........................  782,458    756,091    402,090    557,859
                                               ---------  ---------  ---------  ---------
Income(Loss) Before Income Taxes and
  Extraordinary Loss..........................   25,006     21,654    (15,505)    29,151
                                               ---------  ---------  ---------  ---------
State and Federal Income Taxes:
  State (Note 9)..............................    1,336      2,306      1,118        903
  Federal (Note 9)............................    6,383      5,220     (6,193)     8,326
                                               ---------  ---------  ---------  ---------
    Total Taxes...............................    7,719      7,526     (5,075)     9,229
                                               ---------  ---------  ---------  ---------
                                                 17,287     14,128    (10,430)    19,922
Extraordinary Loss from Extinguishment of Debt,
  Net of Income Taxes (Note 7)................                                    (1,277)
                                               ---------  ---------  ---------  ---------
Net Income (Loss)............................. $ 17,287   $ 14,128   $(10,430)  $ 18,645
                                               =========  =========  =========  =========
Earnings Per Common Share (Note 1):
  Income (loss) before extraordinary loss and
    cumulative effect of change in accounting.    $0.75      $0.61     ($0.46)    $ 0.87
  Extraordinary loss..........................                                     (0.05)
                                               ---------  ---------  ---------  ---------
Net Income (Loss).............................    $0.75      $0.61     ($0.46)    $ 0.82
                                               =========  =========  =========  =========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
                                 A Common Stock       B Common Stock
                              -------------------  -------------------
                                Shares               Shares
                              Issued and            Issued and          Paid-In   Retained   Treasury
                              Outstanding  Amount  Outstanding  Amount  Capital   Earnings    Stock     Total
                              -----------  ------  -----------  ------  -------   --------   --------  --------
Balance, February 28, 1993     13,320,754    $137    9,462,793     $98  $31,882   $125,119   ($5,299)  $151,937

Sale of common stock under
  employee stock option plan       29,250               29,250              419                             419
Conversion of Class B to
  Class A common stock......    1,011,587      10   (1,011,581)    (10)
Net Income..................                                                        18,645               18,645
                              -----------  ------  -----------  ------  -------   --------  ---------  --------
Balance, February 28, 1994..   14,361,591     147    8,480,462      88   32,301    143,764   (5,299)    171,001

Issuance of Class A Common
  Stock.....................      180,000       2                         1,557                           1,559
Conversion of Class B to
  Class A common stock......      188,708             (188,708)
Net Loss....................                                                       (10,430)             (10,430)
                              -----------  ------  -----------  ------  -------   --------  ---------  ---------
Balance, October 31, 1994...   14,730,299     149    8,291,754      88   33,858    133,334   (5,299)    162,130

Sale of common stock under
  employee stock option plan       15,000                                    77                              77
Conversion of Class B to
  Class A common stock......      293,184       5     (293,184)     (5)
Net Income..................                                                        14,128               14,128
                              -----------  ------  -----------  ------  -------   --------  ---------  ---------
Balance, October 31, 1995...   15,038,483     154    7,998,570      83   33,935    147,462   (5,299)    176,335

Conversion of Class B to
  Class A common stock......       96,865       1      (96,865)     (1)
Net Income..................                                                        17,287               17,287
                              -----------  ------  -----------  ------  -------   --------  ---------  ---------
Balance, October 31, 1996...   15,135,348    $155    7,901,705     $82  $33,935   $164,749  ($5,299)   $193,622
                              ===========  ======  ===========  ======  =======   ========  =========  =========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands


                                                                        Eight
                                                                        Months    Year
                                                     Year Ended         Ended     Ended
                                                October     October     October   February
                                                31, 1996    31, 1995    31, 1994  28, 1994
                                                ----------  ---------   --------  ----------
Cash Flows From Operating Activities:
  Net Income (Loss)............................ $   17,287  $   14,128  $(10,430) $   18,645
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
      Depreciation.............................      5,246       4,095     2,508       3,035
      Loss (gain)on sale and retirement of
        property and assets....................     (1,998)        875       623         244
      Writedown of loan from sale of subsidiary                                        1,883
      Deferred income taxes....................       (820)      1,786      (960)     (1,573)
      Loss from unconsolidated affiliates......                                            8
      Provision to reduce inventory to
        estimated net realizable value.........                              6,357
      Inventory impairment loss................      1,608       2,780
      Decrease (increase) in assets:
        Escrow cash............................     (2,129)       (654)      1,986       1,811
        Receivables, prepaids and other assets.     (4,297)     (2,929)      4,530      (6,006)
        Mortgage notes receivable..............    (10,966)    (21,432)     20,362     (22,043)
        Inventories............................     26,498     (20,653)   (113,745)    (35,347)
      Increase (decrease) in liabilities:
        State and Federal income taxes.........      6,509       4,536     (14,661)      6,140
        Customers' deposits....................        774        (470)        455       3,974
        Interest and other accrued liabilities.     (3,366)      4,873      (6,701)     (3,308)
        Post development completion costs......      4,062      (3,557)     (1,041)      3,166
        Accounts payable.......................     (3,681)      4,472       3,016       7,289
        Amortization of debenture discounts....                                              3
          Net cash provided (used in) by        ----------  ----------  ----------  ----------
          operating activities.................     34,727     (12,150)   (107,701)    (22,079)
Cash Flows From Investing Activities:           ----------  ----------  ----------  ----------
  Net proceeds from sale of property and assets     10,308       1,046       5,292       2,114
  Investment in property and assets............     (5,882)     (8,106)     (9,850)     (4,594)
  Investment in and advances to unconsolidated
    affiliates.................................      3,792         200        (298)        204
  Investment in income producing properties....     (2,134)     (4,858)      4,133     (16,597)
  Investment in loans from sale of subsidiaries                                             50
          Net cash provided (used in) by        ----------  ----------  ----------  ----------
          investing activities.................      6,084     (11,718)       (723)    (18,823)
Cash Flows From Financing Activities:           ----------  ----------  ----------  ----------
  Proceeds from mortgages and notes............  1,142,106     944,284     473,621     552,640
  Proceeds from subordinated debt..............                                        100,000
  Principal payments on mortgages and notes..   (1,188,449)   (931,254)   (384,218)   (557,531)
  Principal payments on subordinated debt......                                        (52,160)
  Investment in mortgage notes receivable......      8,941       8,138      10,284      10,597
  Proceeds from sale of stock..................                     77                     419
          Net cash used (provided by) in        ----------  ----------  ----------  ----------
          financing activities.................    (37,402)     21,245      99,687      53,965
                                                ----------  ----------  ----------  ----------
Net Increase (Decrease) In Cash................      3,409      (2,623)     (8,737)     13,063
Cash Balance, Beginning Of Period..............     11,914      14,537      23,274      10,211
                                                ----------  ----------  ----------  ----------
Cash Balance, End Of Period.................... $   15,323  $   11,914  $   14,537  $   23,274
Supplemental Disclosures Of Cash Flow:          ==========  ==========  ==========  ==========
  Cash paid during the year for:
    Interest (net of amount capitalized)....... $   32,194  $   30,128  $   17,380  $   25,173
    Income Taxes...............................      6,875       1,192      10,574       3,867
                                                ----------  ----------  ----------  ----------
                                                $   39,069  $   31,320  $   27,954  $   29,040
See notes to consolidated financial statements  ==========  ==========  ==========  ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 31, 1996, OCTOBER 31, 1995, THE EIGHT MONTHS ENDED OCTOBER 31, 1994 AND THE YEAR ENDED FEBRUARY 28, 1994.

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

     Operations - The Company, a Delaware Corporation, principally develops housing communities in New Jersey, Pennsylvania, Florida, North Carolina, Virginia, and California. In addition, the Company has recently started building in Poland. The Company also develops and operates income producing properties.

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned or majority owned subsidiaries after elimination of all significant intercompany balances and transactions. The Company's investments in joint ventures in which the Company's interest is 50% or less are accounted for by the equity method of accounting.

     Reclassification - Certain expenses which had been previously reported as selling, general and administration were reclassified to cost of sales. These costs include sales commissions, buyer concessions, the amortization of prepaid selling expenses, property taxes and condominium association subsidies. In addition, the assets and liabilities, as well as the revenues and expenses of the Company's Title Division have been reclassified out of Homebuilding and into the Financial Services section of the consolidated balance sheets and consolidated statements of income.

     Organizational Restructuring - During the fiscal years ended October 31, 1996 and October 31, 1995, the Company recorded a $0.3 million and $1.3 million charge, respectively, for the cost of consolidating operations, writing off of certain assets, and associate severance payments. The charges for these fiscal years were associated with consolidating certain common functions in the New Jersey, Pennsylvania, Florida, and California building divisions. This consolidation effort is designed to reduce redundant costs and improve the Company's operating efficiency in these regions.

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

     New Accounting Pronouncement - The Company has adopted FASB Statement No. 121("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed." Details of this change in accounting are disclosed in Note 10.

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

     Inventories - For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined in FAS 121 as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are amortized based upon the number of homes to be constructed in each housing community utilizing a relative sales value allocation method.

     Interest costs related to properties in progress are capitalized during the construction period and expensed along with the associated cost of sales as the related inventories are sold (see Note 6).

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

     Common Stock - Each share of Class A Common Stock entitles its holder to one vote per share and each share of Class B Common Stock entitles its holder to ten votes per share. The amount of any regular cash dividend payable on a share of Class A Common Stock will be an amount equal to 110% of the corresponding regular cash dividend payable on a share of Class B Common Stock. If a shareholder desires to sell shares of Class B Common Stock, such stock must be converted into shares of Class A Common Stock.

     On December 16, 1996, the Company's Board of Directors approved a stock repurchase plan of up to 2 million shares, equal to 8.7% of the Company's total and outstanding shares as of October 31, 1996.

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

     Per Share Calculations - Per share amounts are calculated on a weighted average basis.


2.  CORPORATE INITIATIVES

     The Company has embarked on long term improvement initiatives of total quality, process redesign, and training. Included in Corporate General and Administration is $1,601,000 and $1,987,000 for the years ended October 31, 1996 and 1995, respectively.


3.  PROPERTY

     Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used by the Company and its subsidiaries to conduct day to day business. Homebuilding accumulated depreciation related to these assets at October 31, 1996 and October 31, 1995 amounted to $14,970,000 and $12,408,000, respectively. Rental property consists of two office buildings, three office warehouse facilities, two retail shopping centers, and two senior citizen rental communities in New Jersey. Accumulated depreciation on rental property at October 31, 1996 and October 31, 1995 amounted to $11,108,000 and $9,440,000, respectively. In January of 1996, the Company sold a retail center with a book value of $8,022,000 and recorded a gain of $1,998,000.


4.  ESCROW CASH

     The Company holds escrow cash amounting to $5,840,000 and $3,711,000 at October 31, 1996 and October 31, 1995, respectively, which primarily represents customers' deposits which are restricted from use by the Company. The Company is able to release escrow cash by pledging letters of credit. At October 31, 1996 and October 31, 1995, $5,163,000 and $5,885,000 was released from escrow and letters of credit were pledged, respectively. Escrow cash accounts are substantially invested in short-term certificates of deposit or time deposits.


5.  MORTGAGES AND NOTES RECEIVABLE

     The Company's wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of the Company's homes. Such mortgage loans are sold in the secondary mortgage market or prior to February 28, 1987 pledged against collateralized mortgage obligations ("CMO's"). At October 31, 1996 and October 31, 1995, respectively, $57,095,000 and $45,669,000 of such mortgages were pledged against the Company's mortgage warehouse line (see "Notes to Consolidated Financial Statements - Note 6"). The Company may incur risk with respect to mortgages that are delinquent and not pledged against CMO's, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, the Company has incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 1996.


6.  MORTGAGES AND NOTES PAYABLE

     Substantially all of the nonrecourse land mortgages are short-term borrowings. Nonrecourse mortgages secured by operating and rental property are installment obligations having annual principal maturities in the following years ending October 31, of approximately $553,000 in 1997, $3,360,000 in 1998, $607,000 in 1999, $21,479,000 in 2000, and $8,991,000 after 2000. The interest rates on these obligations range from 8.125% to 10.5%.

     The Company has an unsecured Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $245,000,000 through March 1999. Interest is payable monthly and at various rates of either prime plus 1/4% or LIBOR plus 1.75%. In addition, the Company pays 1/2% per annum on the weighted average unused portion of the line.

       Interest costs incurred, expensed and capitalized were:

                                                        Eight
                                        Year Ended      Months    Year
                                    ------------------  Ended     Ended
                                    October   October   October   February
                                    31, 1996  31, 1995  31, 1994  28, 1994
                                    --------  --------  --------  --------
                                            (Dollars in Thousands)
Interest incurred (1):
  Residential(3).................   $30,058   $32,257   $15,677   $20,830
  Commercial(4)..................     5,493     5,571     3,289     5,138
                                    -------   -------   -------   -------
  Total incurred.................   $35,551   $37,828   $18,966   $25,968
                                    =======   =======   =======   =======

Interest expensed:
  Residential(3).................   $26,649   $25,441   $12,118   $17,622
  Commercial(4)..................     5,508     5,303     3,195     4,908
                                    -------   -------   -------   -------
  Total expensed.................   $32,157   $30,744   $15,313   $22,530
                                    =======   =======   =======   =======

Interest capitalized at
  beginning of year..............   $36,182   $29,480   $26,443   $23,366
Plus:  Interest incurred.........    35,551    37,828    18,966    25,968
Less:  Interest expensed.........    32,157    30,744    15,313    22,530
Less:  Charged to reserves.......       424       382       261       361
Less:  Sale of assets............       -         -         355       -
                                    -------   -------   -------   -------
Interest capitalized at
  end of year....................   $39,152   $36,182   $29,480   $26,443
                                    =======   =======   =======   =======

Interest capitalized at
  end of year (5),(6):
  Residential(3).................   $32,669   $29,684   $23,507   $20,209
  Commercial(2)..................     6,483     6,498     5,973     6,234
                                    -------   -------   -------   -------
   Total interest
   capitalized...................   $39,152   $36,182   $29,480   $26,443
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

     Average interest rates and average balances outstanding for short-term debt are as follows:

                              October     October     October     February
                              31, 1996    31, 1995    31, 1994    28, 1994
                              --------    --------    --------    --------
                                          (Dollars In Thousands)

Average outstanding
  borrowings................. $127,770    $160,029    $ 72,204    $ 39,632
Average interest rate during
  period(1)..................     8.5%        8.7%        7.4%        5.4%
Average interest rate at end
  of period(2)...............     7.6%        8.0%        9.9%          --
Maximum outstanding at any
  month end.................. $157,125    $187,050    $118,455    $ 72,700

(1) Total interest incurred for the eight months or year divided by average outstanding short term borrowings.
(2) Average interest rate at end of period excludes the 1/2% charge on the unused balance.


7.  SUBORDINATED NOTES

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

     The indentures relating to the subordinated notes and the Revolving Credit Agreement contain restrictions on the payment of cash dividends. At October 31, 1996, $45,063,000 of retained earnings were free of such restrictions.

     The fair value of the Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The combined fair value of the Subordinated Notes is estimated at $190,250,000 as of October 31, 1996.


8.  RETIREMENT PLAN

     On December 1982, the Company established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates with over one year of service are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $1,406,000 for the year ended October 31, 1996, $1,028,000 for the year ended October 31, 1995, $843,000 for the eight months ended October 31, 1994 and $788,000 for the year ended February 28, 1994.


9.  INCOME TAXES

     Income Taxes payable (receivable) including deferred benefits, consists of the following:

                                              October      October
                                              31, 1996     31, 1995
                                              ---------    ---------
                                                  (In Thousands)

State income taxes:
  Current.................................... $    251     $  1,345
  Deferred...................................   (1,337)        (903)
Federal income taxes:
  Current....................................    6,601       (1,437)
  Deferred...................................   (6,187)      (5,366)
                                              ---------    ---------
    Total.................................... $   (672)    $ (6,361)
                                              =========    =========

      Deferred income taxes have been provided (reduced) due to temporary differences as follows:

                                                        Eight
                                         Year Ended     Months    Year
                                    ------------------  Ended     Ended
                                    October   October   October   February
                                    31, 1996  31, 1995  31, 1994  28, 1994
                                    --------  --------  --------  --------
                                                (In Thousands)

Capitalized interest................$  (152)  $    (2)  $    (3)  $    (3)
Homeowner association maintenance
  reserves..........................    275       (53)      (46)      166
Installment sales...................    (52)      (59)     (431)     (493)
Provision to reduce inventory to
  net realizable value..............  1,710     1,665      (287)    1,324
Inventory impairment loss...........   (563)     (973)
Deferred expenses................... (1,312)        8       (54)     (727)
Depreciation........................    219       316       328       298
Post development completion costs... (1,198)      352      (127)   (1,988)
Net operating losses................               33        97      (129)
Other...............................   (182)       65        (3)      (21)
Low income housing tax credit.......              434      (434)
                                    --------  --------  --------  --------
Benefit (Provision) - total.........$(1,255)  $ 1,786   $  (960)  $(1,573)
                                    ========  ========  ========  ========

     The deferred tax liabilities or assets have been recognized in the consolidated balance sheets due to temporary differences and loss carryforwards as follows:

                                    October    October
                                    31, 1996   31, 1995
                                    --------   --------
                                      (In Thousands)
Deferred Tax Liabilities:
  Deferred interest............     $    85    $   247
  Installment sales............         242        294
  Accelerated depreciation.....       2,137      1,749
                                    --------   --------
   Total......................        2,464      2,290
                                    --------   --------
Deferred Tax Assets:
  Deferred income..............         321        338
  Maintenance guarantee reserves        313        589
  Provision to reduce inventory to
    net realizable value.......       1,600      2,199
  Inventory impairment loss....         563        973
  Uniform capitalization of
    overhead...................       3,055      1,911
  Post development completion
  costs........................       2,972      1,763
  Other........................       1,164        786
                                    --------   --------
    Total......................       9,988      8,559
                                    --------   --------
Net Deferred Tax Assets........     $(7,524)   $(6,269)
                                    ========   ========

      The effective tax rates varied from the expected rate. The sources of these differences were as follows:

                                                           Eight
                                         Year Ended        Months     Year
                                     -------------------   Ended      Ended
                                     October    October    October    February
                                     31, 1996   31, 1995   31, 1994   28, 1994
                                     --------   --------   --------   --------

Computed "expected" tax rate......    35.0%      35.0%     (35.0%)      35.0%
State income taxes, net of Federal
  income tax benefit..............     3.2%       6.9%       4.7%        1.8%
Loss carryforward of New Fortis
  subsidiary......................      --         --         --        (2.1%)
Company owned life insurance......    (2.9%)     (4.4%)     (3.7%)      (2.0%)
Low income housing tax credit.....    (5.3%)     (4.2%)     (2.8%)        --
Other.............................      .9%       1.5%       4.1%       (1.0%)
                                     --------   --------   --------   --------
Effective tax rate................    30.9%      34.8%     (32.7%)      31.7%
                                     ========   ========   ========   ========

     The Company has state net operating loss carryforwards for financial reporting and tax purposes of $280,000,000 due to expire between the years October 31, 1997 and October 31, 2011.



10.  REDUCTION OF INVENTORY TO FAIR VALUE

     In accordance with FAS 121, the Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cashflows estimated to be generated by those assets are less than their related carrying amounts. As of October 31, 1996 and October 31, 1995, inventory with a carrying amount of $2,240,000 and $10,701,000, respectively, was written down by $1,289,000 and $4,142,000, respectively, to its fair value. This was based on the Company's evaluation of the expected revenue, cost to complete including interest and selling cost. The writedowns during the years ended October 31, 1996 and October 31, 1995 were primarily attributable to one community in New York, one in New Jersey, two in Florida and four communities in Metro Washington, D.C.

Also in accordance with FAS 121, the Company records impairment losses on inventories and long lived assets held for sale when the related carrying amount exceeds the fair value less the selling cost. As of October 31, 1996 and October 31, 1995, inventory with a carrying amount of $12,031,000 and $18,956,000, respectively, was written down by $3,795,000 and $5,492,000, repectively, to its fair value. The writedowns during the years ended October 31, 1996 and October 31, 1995 were attributable to land held for sale in New Jersey, Pennsylvania, Metro Washington, D.C. and Florida. During the year ended October 31, 1996, of the land parcels liquidated, the Company recovered the carrying value or recognized insubstantial losses on the land held for sale.

The total aggregate impairment losses, which are presented in the consolidated statements of income, on the inventory held for development and the land held for sale were $1,608,000 and $2,780,000 for the years ended October 31, 1996 and October 31, 1995, respectively.

During the eight months ended October 31, 1994, the Company provided reserves of $6.4 million to reduce certain residential properties to their estimated net realizable values. The October 31, 1994 reserve was primarily attributable to three communities, one each in New York , New Hampshire and Pennsylvania. As of October 31, 1996, only lots in Pennsylvania remain. During the twelve months ended October 31, 1995 and the eight months ended October 31, 1994 and the year ended February 28, 1994, the Company charged $3,886,000, $5,209,000 and $4,176,000, respectively, of costs relating to construction, operations, selling, general and administration and interest, against reserves for losses realized from the sales of certain homes and land parcels.


11.  TRANSACTIONS WITH RELATED PARTIES

     The Company's Board of Directors has adopted a general policy providing that it will not make loans to officers or directors of the Company or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $2,000,000 at any one time, and that such loans will be made only with the approval of the members of the Company's Board of Directors who have no interest in the transaction. At October 31, 1996 and 1995 related party receivables from officers and directors amounted to $1,908,000 and $1,954,000, respectively. Notwithstanding the policy stated above, the Board of Directors of the Company concluded that the following transactions were in the best interests of the Company.

     On March 1, 1990, the Company sold all the assets and liabilities of its wholly-owned engineering subsidiary Najarian and Associates ("N & A") to the employees of N & A for $3,600,000. One of these employees and former President of N & A was Tavit O. Najarian, the son-in-law of Mr. K. Hovnanian, Chairman of the Board and Director of the Company. The sale was approved by members of the Company's Board of Directors who were not related to Mr. Najarian. At the closing the Company received a cash payment of $720,000 and a $2,880,000 note. Originally the note carried an annual interest rate of 10% and was to amortize over ten years. As long as any portion of the note is outstanding, the Company receives 25% of the net cash flow. During the year ended February 29, 1992, N & A began to experience a significant decrease in business activity. As a result, the note was modified by changing the interest rate to prime, add accrued interest from September 1, 1991 to September 1, 1992 to principal and reschedule principal payments over the balance of the term of the note. As a result of continued financial difficulties, a committee consisting of independent directors of the Board of Directors of the Company (the "Committee") engaged an outside consultant to determine the fair market value of the above note. Based on the consultant's findings, the Committee recommended a reduction in the note including accrued interest from $2,983,000 to $1,100,000 at February 28, 1994. This reduction of the note was charged to operations during the year ended February 28, 1994. In addition, the Committee recommended a new term of ten years with annual interest on the note of 5% for the first two years adjusting to prime thereafter. Amortization would begin in year three with an annual minimum amount of 5%, ranging up to 30% in year 10, or 85% of cash flow after interest, whichever is greater. The Committee also recommended a $300,000 discount if the loan was paid in full during the first two years. During the year ended October 31, 1996, the loan plus accrued interest was paid in full net of the $300,000 prepayment discount which was charged to operations.

     The Company provides property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, President and a Director of the Company, is a general partner, and members of his family and certain officers and directors of the Company are limited partners. At October 31, 1996, no amounts were due the Company by these partnerships.

     On May 10, 1994, the Board of Directors approved the acquisition of the 10% minority interest in certain Florida subsidiaries owned by Paul W. Asfahl, then President of the Company's Florida Division. For his 10% interest, the Company issued 45,000 shares of Class A Common Stock to Mr. Asfahl.

     On August 2, 1994, the Board of Directors approved the acquisition of the 15% minority interest in the New Fortis Corporation owned primarily by Marvin D. Gentry, President of the New Fortis Corporation. For the 15% interest, the Company issued 135,000 shares of Class A Common Stock to Mr. Gentry and the other owners.


12.  STOCK OPTION PLAN

     The Company has a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Stock option transactions are summarized as follows:

                                  October    October     October    February
                                  31, 1996   31, 1995    31, 1994   28, 1994
                                 ---------   ---------   --------   ---------

Options outstanding at beginning
  of period...................   1,176,000     938,500    938,500   1,004,000
   Granted....................       --        270,000       --          --
   Exercised..................       --         15,000       --        58,500
   Cancelled..................      20,000      17,500       --         7,000
                                 ---------   ---------   --------   ---------
Options outstanding at end
 of period....................   1,156,000   1,176,000    938,500     938,500
                                 =========   =========   ========   =========

Options exercisable at end of
  period......................     996,000     748,667    598,833     598,833
Price range of options               --                                 $3.00-
  exercised...................       --          $5.13        --        $9.44

Price range of options              $5.13-       $5.13-      $5.13-     $5.13-
  outstanding.................     $11.50       $11.50      $11.50     $11.50

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

13.  COMMITMENTS AND CONTINGENT LIABILITIES

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

      As of October 31, 1996 and 1995, respectively, the Company is obligated under various performance letters of credit amounting to $8,433,000 and $7,397,000.


14.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

      Summarized quarterly financial information for the years ended October 31, 1996, October 31, 1995, the eight months ended October 31, 1994, and the year ended February 28, 1994 is as follows:

                                              Three Months Ended
                                    -----------------------------------------
                                    October      July      April    January
                                    31, 1996   31, 1996  30, 1996   31, 1996
                                    --------   --------  --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $342,049   $195,812  $152,464   $117,139
Expenses........................... $323,474   $191,280  $150,881   $116,823
Income before income taxes......... $ 18,575   $  4,532  $  1,583   $    316
State and Federal income tax....... $  6,146   $  1,422  $    335   $   (184)
Net income......................... $ 12,429   $  3,110  $  1,248   $    500
Earnings per common share.......... $   0.54   $   0.13  $   0.06   $   0.02
Weighted average number of
  common shares outstanding........   23,037     23,037    23,037     23,037

                                              Three Months Ended
                                    -----------------------------------------
                                    October      July      April    January
                                    31, 1995   31, 1995  30, 1995   31, 1995
                                    --------   --------  --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $331,712   $173,153  $147,284   $125,596
Expenses........................... $314,650   $170,082  $146,551   $124,808
Income before income taxes......... $ 17,062   $  3,071  $    733   $    788
State and Federal income tax....... $  6,432   $    986  $     54   $     54
Net income......................... $ 10,630   $  2,085  $    679   $    734
Earnings per common share.......... $   0.46   $   0.09  $   0.03   $   0.03
Weighted average number of
  common shares outstanding........   23,037     23,037    23,032     23,022


                                          Two
                                         Months        Three Months Ended
                                          Ended      -----------------------
                                      October 31,    August 31,     May 31,
                                         1994           1994          1994
                                      -----------    ----------   ----------
                                       (In Thousands Except Per Share Data)
Revenues...........................     $149,215      $138,381     $ 98,989
Expenses...........................     $157,333      $141,289     $103,468
Loss before income taxes...........     $ (8,118)     $ (2,908)    $ (4,479)
State and Federal income tax.......     $ (3,149)     $   (426)    $ (1,500)
Net loss...........................     $ (4,969)     $ (2,482)    $ (2,979)
Loss per common share..............     $   (.22)     $   (.11)    $   (.13)
Weighted average number of
  common shares outstanding........       22,906        22,887       22,849


                                              Three Months Ended
                                    -----------------------------------------
                                    February   November   August       May
                                    28, 1994   30, 1993  31, 1993   31, 1993
                                    --------   --------  --------   ---------
                                      (In Thousands Except Per Share Data)

Revenues........................... $257,691   $143,078  $123,291   $ 62,950
Expenses........................... $241,046   $136,157  $116,093   $ 64,563
Income (loss) before income taxes
  and extraordinary loss........... $ 16,645   $  6,921  $  7,198   $ (1,613)
State and Federal income tax....... $  5,277   $  2,152  $  2,426   $   (626)
Income (loss) before extraordinary
   loss............................ $ 11,368   $  4,769  $  4,772   $   (987)
Extraordinary loss from
  extinguishment of debt, net
  of income taxes..................                                 $ (1,277)
Net income (loss).................. $ 11,368   $  4,769  $  4,772   $ (2,264)
Earnings (loss) per common share:
  Income (loss) before
    extraordinary loss............. $    .50   $    .21  $    .21   $   (.05)
  Extraordinary loss...............                                 $   (.05)
Net income (loss).................. $    .50   $    .21  $    .21   $   (.10)
Weighted average number of
  common shares outstanding........   22,842     22,839    22,818     22,784


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
                    ===========  ===========  ==========             ==========             ===========

                                   SCHEDULE X
                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                        Charged To Cost And Expenses
                                ---------------------------------------------
                                October     October     October     February
                                31, 1996    31, 1995    31, 1994    28, 1994
                                ----------  ---------   ---------   ---------
Advertising.................... $11,513,000 $12,899,000 $ 6,368,000 $ 8,587,000
Depreciation................... $ 5,246,000 $ 4,095,000 $ 2,508,000 $ 3,035,000
Maintenance guarantee reserves. $   682,000 $ 1,248,000 $   669,000 $ 1,237,000


                                   SCHEDULE XI
                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                OCTOBER 31, 1996

                         Gross Amounts (A)(B)(C)(D)
                         ---------------------------
                                       Building/                  Tax     Accumulated
Description                  Land    Improvements    Total       Basis    Depreciation
------------------------ ----------- ------------ ----------- ----------- ------------
 1 Society Hill Florida            0 $   258,000  $  258,000  $   258,000            0
   Lake Worth, FL
   Condominiums
 2.North Center Drive    $   636,000   7,394,000   8,030,000    7,735,000  $ 1,336,000
   North Brunswick, NJ
   Flex Building
 3 K.Hovnanian Corp.Center   541,000   5,232,000   5,773,000    5,773,000    1,343,000
   West Palm Beach, FL
   Office Building
 4 Hovnanian Corp.Center   1,000,000   4,752,000   5,752,000    5,568,000    1,284,000
   North Brunswick, NJ
   Retail
 5 Piscataway Retail       1,743,000  10,540,000  12,283,000   12,083,000    2,166,000
   Piscataway, NJ
   Retail Center
 6 Hovnanian Corp. Center    616,000   8,682,000   9,298,000    9,298,000    3,419,000
   North Brunswick, NJ
   Office/Warehouse
 7 Cypress Plaza           1,504,000   7,028,000   8,532,000    8,350,000      838,000
   Jacksonville, FL
   Retail Center
 8 Hidden Meadows            544,000   5,740,000   6,284,000    6,284,000      480,000
   Ocean Twp, NJ
   Senior Rentals
 9 North Brunswick V         238,000     692,000     930,000      930,000       13,000
   North Brunswick, NJ
   Retail/Land Under
   Development
10 Norfolk Village           640,000   5,462,000   6,102,000    6,102,000      230,000
   Mahwah, NJ
   Senior Rentals
11 Miscellaneous                   0      33,000      33,000       33,000            0
   New Jersey
   Leasehold Improvements
12 Hovnanian Corp. Center  2,591,000   5,216,000    7,807,000   6,985,000            0
   North Brunswick, NJ
   Land/Land Improvement
   Approval & Flex Building
   Under Construction
13 Newark Shopping Center          0   1,496,000    1,496,000   1,495,000            0
   Newark, NJ
   Land Improvement and
   Approval Costs
14 Merrimack Commercial       75,000     100,000      175,000     175,000            0
   Merrimack, NH
   Land/Land Improvement
   Costs
15 Cypress Plaza           1,104,000     417,000    1,521,000   1,521,000            0
   Jacksonville, FL
   Land/Land Improvement
   and Approval Costs
16 Jensen Beach Club         190,000           0      190,000     190,000            0
   Jensen Beach, FL
   Land/Land Improvement
   and Approval Costs
17 North Brunswick V
   North Brunswick, NJ
   Retail/Land Under
   Development               975,000     785,000    1,760,000   1,540,000            0
18 NB Theatre
   North Brunswick,NJ
   Land/Land
   Improvement                 3,000     199,000      202,000     202,000            0
19 Allaire
   Wall, NJ
   Land/Land Improvement      50,000      26,000       76,000      76,000            0
                         ----------- ------------ ----------- -----------  -----------
                         $12,450,000 $64,052,000  $76,502,000 $74,598,000  $11,109,000
                         =========== ============ =========== ===========  ===========

(A) Fiscal Year Construction Completed:
    1 - 1985
    2 through 3 - 1987
    4 through 7 - 1990
    8 through 9 - 1993
    10 - 1995
    11 through 19 - not completed

(B) Depreciable Life:
    40 years - Depreciation expense was $2,665,000 for the year ended October 31, 1996.
    Depreciation expense was $1,973,000 for the year ended October 31, 1995. Depreciation expense was $1,175,000 for the eight months ended
    October 31, 1994, and $1,408,000 for the twelve months ended
    February  28, 1994.
(C) Items marked 11 through 19 consist of land improvement, building construction, and approval costs on land held for future development.

Balance - February 28, 1994                                      $ 83,807,000

     Additions:   Improvements                                      2,249,000
                  Transfers from inventories                          145,000
     Deletions:   Cost of rental condominiums sold                 (1,806,000)
                  Cost of commercial center sold                   (1,243,000)
                  Cost of mini storage sold                        (3,892,000)
                                                                 -------------
Balance - October 31, 1994                                         79,260,000
                                                                 -------------
     Additions:   Improvement                                         840,000
                  Construction                                      5,779,000
     Deletions:   Cost of rental condominiums sold                 (1,760,000)
                                                                 -------------
Balance - October 31, 1995                                         84,119,000
                                                                 -------------
     Additions: Improvements                                        1,115,000
     Deletions: Cost of rental condominiums sold                     (152,000)
                Cost of commercial center sold                     (8,457,000)
                Cost of commercial land sold                         (114,000)
                Cost of inventory sold                                 (9,000)
                                                                 -------------
Balance - October 31, 1996                                       $ 76,502,000
                                                                 =============

Balance at October 31, 1996 is reported on the consolidated balance sheet as rental and income producing properties under development.