Form 10-Q
period 1997-01-31
HOVNANIAN ENTERPRISES INC
filed 1997-03-14
CIK 357294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 1997  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 15,121,955 Class A Common Shares and 7,840,098 Class B Common Shares were outstanding as of March 10, 1997.
                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at January 31,
                1997 (unaudited) and October 31, 1996              3

              Consolidated Statements of Income for the
                three months ended January 31, 1997
                and 1996 (unaudited)                               5

              Consolidated Statements of Stockholders' Equity
                for the three months ended January 31, 1997
                (unaudited)                                        6

              Consolidated Statements of Cash Flows
                for the three months ended January 31,
                1997 and 1996 (unaudited)                          7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      9

PART II.  Other Information

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        18

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                   January 31,    October 31,
          ASSETS                                       1997          1996
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $ 10,322       $ 16,535
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    326,621        314,630
    Land and land options held for future
      development or sale.........................     93,167         61,677
                                                   -----------    -----------
      Total Inventories...........................    419,788        376,307
                                                   -----------    -----------

  Receivables, deposits, and notes................     34,931         26,442
                                                   -----------    -----------

  Property, plant, and equipment - net............     18,408         18,251
                                                   -----------    -----------

  Prepaid expenses and other assets...............     38,540         31,939
                                                   -----------    -----------
      Total Homebuilding..........................    521,989        469,474
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................        489          4,196
  Mortgage loans held for sale....................     18,691         57,812
  Other assets....................................      1,985          3,217
                                                   -----------    -----------
      Total Financial Services....................     21,165         65,225
                                                   -----------    -----------

Investment Properties:
  Rental property - net...........................     51,418         51,892
  Property under development or held for future
    development...................................     13,546         13,502
  Other assets....................................      3,080          3,106
  Investment in and advances to unconsolidated
    joint venture.................................        145            186
                                                   -----------    -----------
      Total Investment Properties.................     68,189         68,686
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      9,104          9,478
  Other assets....................................        449            576
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      9,553         10,054
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      9,914            672
                                                   -----------    -----------
Total Assets......................................   $630,810       $614,111
                                                   ===========    ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     January 31,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1997         1996
                                                     -----------  -----------
Homebuilding:
  Nonrecourse land mortgages........................   $ 23,008     $ 25,151
  Accounts payable and other liabilities............     32,515       45,146
  Customers' deposits...............................     18,260       12,371
  Nonrecourse mortgages secured by operating
    properties......................................      3,897        3,918
                                                     -----------  -----------
      Total Homebuilding............................     77,680       86,586
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............        453        1,631
  Mortgage warehouse line of credit.................     16,333       55,196
                                                     -----------  -----------
      Total Financial Services......................     16,786       56,827
                                                     -----------  -----------
Investment Properties:
  Accounts payable and other liabilities............        775          721
  Nonrecourse mortgages secured by rental property..     30,959       31,071
                                                     -----------  -----------
      Total Investment Properties...................     31,734       31,792
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities............         11           11
  Bonds collateralized by mortgages receivable......      8,759        9,231
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      8,770        9,242
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................    107,500       30,000
  Subordinated notes................................    190,000      200,000
  Accrued interest..................................      6,492        6,042
                                                     -----------  -----------
      Total Notes Payable...........................    303,992      236,042
                                                     -----------  -----------
      Total Liabilities.............................    438,962      420,489
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,514,184 shares
    (including 345,874 shares held in Treasury).....        155          155
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,214,617 shares
    (including 345,874 shares held in Treasury).....         82           82
  Paid in Capital...................................     33,935       33,935
  Retained Earnings.................................    162,975      164,749
  Treasury Stock - at cost..........................     (5,299)      (5,299)
                                                     -----------  -----------
      Total Stockholders' Equity....................    191,848      193,622
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $630,810     $614,111
                                                     ===========  ===========

See notes to consolidated financial statements.

          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                          Three Months Ended
                                              January 31,
                                         -------------------
                                            1997      1996
                                         --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $115,115  $108,570
    Land sales and other revenues......       960     1,931
                                         --------- ---------
      Total Homebuilding...............   116,075   110,501
  Financial Services...................     1,858     1,650
  Investment Properties................     2,227     4,541
  Collateralized Mortgage Financing....       193       447
                                         --------- ---------
      Total Revenues...................   120,353   117,139
                                         --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   100,217    94,082
    Selling, general and administrative     9,896     8,225
                                         --------- ---------
      Total Homebuilding...............   110,113   102,307
  Financial Services...................     2,392     2,350
  Investment Properties................     1,562     1,714
  Collateralized Mortgage Financing....       247       475
  Corporate General and Administration.     3,594     3,643
  Interest.............................     5,492     5,600
  Other Operations.....................       808       734
                                         --------- ---------
      Total Expenses...................   124,208   116,823
                                         --------- ---------
Income (Loss) Before Income Taxes......    (3,855)      316
                                         --------- ---------
State and Federal Income Taxes:
  State................................       365       540
  Federal..............................    (2,446)     (724)
                                         --------- ---------
    Total Taxes........................    (2,081)     (184)
                                         --------- ---------
Net Income (Loss)......................  $ (1,774) $    500
                                         ========= =========
Earnings (Loss) Per Common Share.......  $   (.08) $    .02
                                         ========= =========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, October 31, 1996. 15,135,348     $155    7,901,705     $82  $33,935  $164,749  $(5,299)  $193,622

Conversion of Class B to

  Class A Common Stock....     32,962               (32,962)

Net Loss..................                                                      (1,774)             (1,774)
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, January 31, 1997. 15,168,310     $155    7,868,743     $82  $33,935  $162,975  $(5,299)  $191,848
                           ===========  ======  ===========  ======  =======  ========  ========  ========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                                         Three Months Ended
                                                            January 31,
                                                       ---------------------
                                                          1997       1996
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income (Loss)................................... $  (1,774) $     500
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation....................................     1,351      1,229
      Loss (gain) on sale and retirement of property
        and assets....................................               (2,114)
      Deferred income taxes...........................     3,597      1,835
      Decrease (increase) in assets:
        Escrow cash...................................     1,144        668
        Receivables, prepaids and other assets........   (14,159)   (13,173)
        Mortgage notes receivable.....................    39,386     22,047
        Inventories...................................   (43,481)   (31,145)
      Increase (decrease) in liabilities:
        State and Federal income taxes................   (12,839)        56
        Customers' deposits...........................     5,974      1,885
        Interest and other accrued liabilities........    (2,585)    (8,070)
        Post development completion costs.............    (1,574)      (601)
        Accounts payable..............................    (9,216)   (11,558)
                                                       ---------- ----------
          Net cash used in operating activities.......   (34,176)   (38,441)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets...........               10,400
  Purchase of property................................      (971)    (1,448)
  Investment in and advances to unconsolidated
    affiliates........................................        35      3,188
  Investment in income producing properties...........       (44)      (387)
                                                       ---------- ----------
          Net cash used (provided by) in investing
            activities................................      (980)    11,753
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   235,077    145,935
  Principal payments on mortgages and notes...........  (199,203)  (126,770)
  Principal payments on subordinated debt.............   (10,000)
  Investment in mortgage notes receivable.............       374        640
                                                       ---------- ----------
          Net cash provided by financing activities...    26,248     19,805
                                                       ---------- ----------
Net Decrease In Cash..................................    (8,908)    (6,883)
Cash Balance, Beginning Of Period.....................    15,323     11,914
                                                       ---------- ----------
Cash Balance, End Of Period..........................  $   6,415  $   5,031
                                                       ========== ==========

See notes to consolidated financial statements.


                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


     1. The consolidated financial statements, except for the October 31, 1996 consolidated balance sheets, have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

     2. Certain expenses which had been previously reported as selling, general and administration were reclassified to cost of sales. These costs include sales commissions, buyer concessions, the amortization of prepaid selling expenses, property taxes and condominium association subsidies. The amount reclassified for the quarter ended January 31, 1996 was $5,787,000. In addition, the revenues and expenses of the Company's title division have been reclassified out of homebuilding and other operations, respectively, into the financial services section of the consolidated statements of income. The amount of title revenues and expenses reclassified for the quarter ended January 31, 1996 was $529,000 and $536,000, respectively.

     3.  Interest costs incurred, expensed and capitalized were:

                                Three Months Ended
                                    January 31,
                                -------------------
                                  1997       1996
                                --------   --------
                               (Dollars in Thousands)

Interest Incurred (1):
  Residential (3).............  $  6,584   $  7,085
  Commercial(4)...............     1,317      1,510
                                --------   --------
    Total Incurred............  $  7,901   $  8,595
                                ========   ========
Interest Expensed:
  Residential (3).............  $  4,175   $  4,090
  Commercial (4)..............     1,317      1,510
                                --------   --------
     Total Expensed...........  $  5,492   $  5,600
                                ========   ========
Interest Capitalized at
  Beginning of Period.........  $ 39,152   $ 36,182
Plus Interest Incurred........     7,901      8,595
Less Interest Expensed........     5,492      5,600
Less Charges to Reserves......        10        147
                                --------   --------
Interest Capitalized at
  End of Period ..............  $ 41,551   $ 39,030
                                ========   ========
Interest Capitalized at
  End of Period (5):
  Residential(3)..............  $ 34,884   $ 32,532
  Commercial(2)...............     6,667      6,498
                                --------   --------
    Total Capitalized.........  $ 41,551   $ 39,030
                                ========   ========

(1) Does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered.
(4) Represents interest allocated to or incurred on long term debt for investment properties and charged to interest expense.
(5) Capitalized commercial interest at January 31, 1997 includes $184,000 reported at October 31, 1996 as capitalized residential interest. This reclassification is a result of the transfer of a parcel of land from homebuilding to investment properties.

     4. Homebuilding accumulated depreciation at January 31, 1997 and October 31, 1996 amounted to $15,665,000 and $14,970,000, respectively. Rental property accumulated depreciation at January 31, 1997 and October 31, 1996 amounted to $11,624,000 and $11,108,000, respectively.



     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the three months ended January 31, 1997 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, and the reduction of subordinated notes. The Company provided for its cash requirements from the revolving credit facility, land purchase notes, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     In December 1996 the Board of Directors authorized a stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of March 10, 1997, 75,000 shares were repurchased under this program.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $245,000,000 (the "Revolving Credit Facility") through March 1999. Interest is payable monthly and at various rates of either prime plus 1/4% or Libor plus 1.75%. The Company believes that it will be able either to extend the Agreement beyond March 1999 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of January 31, 1997, borrowings under the Agreement were $107,500,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of January 31, 1997 was $190,000,000. During the three months ended January 31, 1997, the Company reduced its subordinated debt by $10,000,000. Annual sinking fund payments of $10,000,000 and $20,000,000 are required in April 2000 and 2001, respectively, with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005, respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of January 31, 1997, the aggregate principal amount of all such borrowings was $25,092,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                             January 31,     October 31,
                                                 1997            1996
                                             ------------    ------------

Residential real estate inventory..........  $419,788,000    $376,307,000
Residential rental property................    11,883,000      12,190,000
                                             ------------    ------------
  Total Residential Real Estate............   431,671,000     388,497,000
Commercial properties......................    53,081,000      53,204,000
                                             ------------    ------------
  Combined Total...........................  $484,752,000    $441,701,000
                                             ============    ============

     Total residential real estate increased $43,174,000 during the three months ended January 31, 1997 primarily as a result of an inventory increase of $43,481,000. The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries later this year. Substantially all residential homes under construction or completed and included in real estate inventory at January 31, 1997 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  January 31, 1997......   84      13,327   4,427      1,644       7,256

  October 31, 1996......   85      12,942   4,613      1,479       6,850

(1) Includes 308 and 274 lots under option at January 31, 1997 and October 31, 1996, respectively.

(2) Of the total home lots available, 493 and 528 were under construction or complete (including 107 and 106 models and sales offices), 2,222 and 1,762 were under option, and 1,259 and 1,280 were financed through purchase money mortgages at January 31, 1997 and October 31, 1996, respectively.

     In addition, at January 31, 1997 and October 31, 1996, respectively, in substantially completed or suspended communities the Company owned or had under option 428 and 448 home lots. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At January 31, 1997 the Company controlled such land to build 13,020 proposed homes, compared to 13,083 homes at October 31, 1996.

     The following table summarizes the Company's started or completed unsold homes in active, substantially complete and suspended communities:

                             January 31,              October 31,
                                1997                     1996
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   242       77     319      242       71     313
North Carolina......    45        -      45       68       --      68
Florida.............    59        9      68       51       10      61
Virginia............    17        4      21       18        3      21
California..........    50       17      67       67       24      91
Poland..............     2        2       4        2        2       4
                     ------   ------   -----   ------   ------   -----
  Total                415      109     524      448      110     558
                     ======   ======   =====   ======   ======   =====

     The Company's commercial properties represent long-term investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). When individual facilities are completed and substantially leased, the Company will have the ability to obtain long-term financing on such properties. At January 31,1997, the Company had long-term non-recourse financing aggregating $30,959,000 on six commercial facilities, a decrease from October 31, 1996, due to $112,000 in principal amortization. The decrease in commercial properties of $123,000 is primarily the result of depreciation.

     Collateral Mortgage Financing - collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - mortgage loans held
for sale consist of residential mortgages receivable of which $17,976,000   and
$57,095,000 at January 31, 1997 and October 31, 1996, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.




RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1996

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprising primarily of New Jersey, southern New York State and eastern Pennsylvania), North Carolina, southeastern Florida, Virginia, southwestern California and Poland. In addition, the Company develops and operates commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida.

     At October 31, 1996, the Company reclassified certain expenses previously reported as selling, general and administration to cost of sales. These expenses were sales commissions, buyer concessions, the amortization of prepaid selling expenses, property taxes and condominium association subsidies. The amount of reclassification for the quarter ended January 31, 1996 was $5,787,000. In addition, the Company reclassified its title revenues previously reported as other homebuilding revenues to financial services revenues, and title expenses from other operation expenses to financial service expenses. The amount of title revenues and expenses reclassified for the quarter ended January 31, 1996 was $529,000 and $536,000, respectively.

     Historically, the Company's first quarter produces the least amount of deliveries for the year. This was true for fiscal 1996 and management believes this will be true for fiscal 1997. As a result, the first quarter produces the lowest quarterly income (or loss) for the year. The $1.8 million loss for the three months ended January 31, 1997 can be principally attributed to lower gross margins, as well as increased general administration expenses.

     Important indicators of the future results of the Company are recently signed contracts and home contract backlog for future deliveries. The Company's sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                          Three Months Ended         Contract Backlog
                              January 31,            as of January 31,
                        -----------------------    --------------------
                          1997           1996          1997      1996
                        ---------     ---------    ---------  ---------
Northeast Region:
  Dollars.............  $ 92,544      $ 55,785     $232,096   $180,973
  Homes...............       472           330        1,119        935

North Carolina:
  Dollars.............  $ 31,506      $ 19,594     $ 53,108   $ 41,936
  Homes...............       174           120          280        249

Florida:
  Dollars.............  $  9,708      $ 19,315     $ 34,094   $ 38,588
  Homes...............        60           131          198        257

Virginia:
  Dollars.............  $  2,478      $  3,463     $  3,472   $  6,010
  Homes...............        10            19           16         26

California:
  Dollars.............  $ 16,268      $  8,209     $ 12,194   $ 11,522
  Homes...............        79            48           68         63

Poland:
  Dollars.............   $  1,607           --     $  3,293         --
  Homes...............         22           --           46         --

Totals:
  Dollars.............   $154,111     $106,366     $338,257   $279,029
  Homes...............        817          648        1,727      1,530


Total Revenues:

     Revenues for the three months ended January 31, 1997 increased $3.2 million or 2.7%, compared to the same period last year. This was a result of increased revenues from the sale of homes of $6.5 million and a $.2 million increase in financial service revenues. These increases were partially offset by a $2.3 million decrease in investment properties revenues, a $1.0 million decrease in land sales and other homebuilding revenues, and a $.2 million decrease in collateralized mortgage financing revenues.


Homebuilding:

     Revenues from the sale of homes increased $6.5 million or 6% during the three months ended January 31, 1997. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended
                            January 31,
                        -------------------
                          1997       1996
                        ---------  --------
                       (Dollars in Thousands)

Northeast Region:
  Housing Revenues..... $ 63,440   $ 55,365
  Homes Delivered......      330        280

North Carolina:
  Housing Revenues..... $ 22,042   $ 21,062
  Homes Delivered......      127        124

Florida:
  Housing Revenues..... $ 13,828   $ 17,878
  Homes Delivered......       79       117

Virginia:
  Housing Revenues..... $  3,407   $  4,397
  Homes Delivered......       18         21

California:
  Housing Revenues..... $ 12,333   $  9,868
  Homes Delivered......       57         52

Poland:
  Housing Revenues..... $     65         --
  Homes Delivered......        1         --

Totals:
  Housing Revenues..... $115,115   $108,570
  Homes Delivered......      612        594

     The three months ended January 31, 1997 increase in sale of homes revenues (compared to the prior year) was primarily due to increased home deliveries and slightly higher overall average sales prices. The increase in the Northeast Region deliveries was primarily due to a higher contract backlog at the beginning of the quarter compared to the same period last year. The decrease in Florida is due to a lower backlog at the beginning of the quarter. Florida's contract backlog was down due to a reduction in net contracts resulting from a highly competitive market.

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                              Three Months Ended
                                 January 31,
                             ---------------------
                                1997        1996
                             ---------   ---------
                             (Dollars in Thousands)

Sale of Homes................$115,115    $108,570
Cost of Sales................  99,783      93,078
                             ---------   ---------
Housing Gross Margin.........$ 15,332    $ 15,492
                             =========   =========

Gross Margin Percentage......   13.3%       14.3%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                                          Year Ended
                                    ------------------------
                                    January        January
                                    31, 1997       31, 1996
                                    ---------      ---------
Sale of Homes......................   100.0%         100.0%
                                    ---------      ---------
Cost of Sales:
      Housing, land & development
        costs......................    76.8%          75.9%
      Commissions..................     2.0%           1.8%
      Financing concessions........     1.0%           1.0%
      Overheads....................     6.9%           7.0%
                                    ---------      ---------
Total Cost of Sales................    86.7%          85.7%
                                    ---------      ---------
Gross Margin.......................    13.3%          14.3%
                                    =========      =========

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to the Company's other markets. For the three months ended January 31, 1997 the Company's gross margin decreased by 1%. This can primarily be attributed to lower gross margins in the Northeast Region and North Carolina. The decline in the Northeast Region's gross margin can be principally attributed to cost adjustments in several communities, which resulted in additional housing, land, and development charges. North Carolina's lower gross margin is primarily attributed to a change in product mix, increased lot costs and concessions on started unsold homes.

     Selling, general, and administrative expenses increased $1.7 million during the three months ended January 31, 1997 compared to the same period last year. As a percentage of sale of homes revenues such expenses increased to 8.6% for the three months ended January 31, 1997 from 7.6% for the prior year. The dollar increase in selling, general and administrative expenses is principally due to increased deliveries and increased general and administrative expenses in the Northeast Region. The percentage increase is also primarily due to increased general and administration expenses in the Northeast Region.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended
                                      January 31,
                                   ------------------
                                     1997      1996
                                   --------  --------

Land and Lot Sales................ $   544   $ 1,193
Cost of Sales.....................     434     1,004
                                   --------  --------
Land and Lot Sales Gross Margin... $   110   $   189
                                   ========  ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. In addition, title insurance activities have been reclassified from other housing operations to financial services, as noted above. For the three months ended January 31, 1997 compared to the three months ended January 31, 1996, the loss resulting from financial services decreased by $.2 million. This was a direct result of the Company's wholly-owned mortgage banking subisidiary originating mortgages on a higher percentage of homes closed by the Company's housing operations, as well as higher interest rate spreads.


Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from the sale of such property. At January 31, 1997, the Company owned and was leasing two office buildings, three office/warehouse facilities, two retail centers, and two senior citizen rental communities in New Jersey. During the first quarter of fiscal 1996 the Company sold a retail center and reported a pretax profit of $1.9 million. Investment Properties expenses do not include interest expense which is reported below under "Interest."


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


Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses include the Company's executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. Corporate general and administration expenses remained comparable to the same period last year. As a percentage of total revenues such expenses decreased slightly from 3.1% in the quarter ended January 31, 1996 to 3.0% in the quarter ended January 31, 1997. This decrease is due to a one-time insurance adjustment expensed during the three months ended January 31, 1996. Otherwise such expenses would have increased due to higher depreciation expense, and increased salary and benefit costs.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                                Three Months Ended
                                   January 31,
                                ------------------
                                  1997      1996
                                --------  --------

Sale of Homes.................. $ 4,072   $ 4,050
Land and Lot Sales.............     103        40
Rental Properties..............   1,317     1,510
                                --------  --------
Total.......................... $ 5,492   $ 5,600
                                ========  ========

     Housing interest as a percentage of sale of homes revenues amounted to 3.5% and 3.7% for the three months ended January 31, 1997 and 1996, respectively.


Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses and corporate owned life insurance loan interest. The Company's title operation expenses have been reclassified to financial services.


Total Taxes

     Total tax credits for the periods ended January 31, 1997 and January 31, 1996 were $2.1 million and $.2 million, respectively. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


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




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  March 14, 1997               /S/KEVORK S. HOVNANIAN
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and
                                    Chief Executive Officer



DATE:  March 14, 1997               /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller