Form 10-Q/A
period 1996-04-30
HOVNANIAN ENTERPRISES INC
filed 1997-06-04
CIK 357294

This amendment to our 10Q of 4/30/96 is being filed for the purpose of including the exhibit of the Third Amendment to the Credit
   Agreement.


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

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at April 30,
                1996 (unaudited) and October 31, 1995              3

              Consolidated Statements of Income for the
                three and six months ended April 30, 1996
                and 1995 (unaudited)                               5

              Consolidated Statements of Stockholders' Equity
                for the six months ended April 30, 1996
                (unaudited)                                        6

              Consolidated Statements of Cash Flows
                for the six months ended April 30,
                1996 and 1995 (unaudited)                          7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      9

PART II.  Other Information

     Item 4.     Submission of Matters to a Vote of Security
                 Holders                                          16
     Item 6(a).  Exhibit 10(a) - Third Amendment to Credit
                 Agreement dated June 4, 1996 among
                 K. Hovnanian Enterprises, Inc., Hovnanian
                 Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic Bank,N.A., Chemical Bank, Meridian
                 Bank, NationsBank,N.A., First National Bank of Boston, Bank of America Illinois, First National Bank of Chicago, Comerica Bank, and Credit Lyonnais.

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        17
                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  June 3, 1997                 /S/KEVORK S. HOVNANIAN
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and
                                    Chief Executive Officer



DATE:  June 3, 1997                 /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller