Form 10-Q
period 1997-04-30
HOVNANIAN ENTERPRISES INC
filed 1997-06-13
CIK 357294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 1997  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,516,977 Class A Common Shares and 7,796,974 Class B Common Shares were outstanding as of June 6, 1997.
                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at April 30,
                1997 (unaudited) and October 31, 1996              3

              Consolidated Statements of Income for the three
                and six months ended April 30, 1997 and 1996
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the six months ended April 30, 1997
                (unaudited)                                        6

              Consolidated Statements of Cash Flows
                for the six months ended April 30, 1997
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

PART II.  Other Information

     Item 4.     Submission of Matters to a Vote of Security
                 Holders

     Item 6(a). Exhibit 10(a) - Fourth Amendment to Credit Agreement dated May 1997 among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., Certain Subsidiaries Thereof, P N C Bank N.A., Chase Manhattan Bank, Corestates Bank N.A., NationsBank N.A., First National Bank of Boston, Bank of America Illinois, First National Bank of Chicago, Comerica Bank, and Credit Lyonnais.

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        20

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                     April 30,    October 31,
          ASSETS                                       1997           1996
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $  7,924        $ 16,535
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    375,222        314,630
    Land and land options held for future
      development or sale.........................     62,081         61,677
                                                   -----------    -----------
      Total Inventories...........................    437,303        376,307
                                                   -----------    -----------

  Receivables, deposits, and notes................     32,712         26,442
                                                   -----------    -----------

  Property, plant, and equipment - net............     18,422         18,251
                                                   -----------    -----------

  Prepaid expenses and other assets...............     44,043         31,939
                                                   -----------    -----------
      Total Homebuilding..........................    540,404        469,474
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................        575          4,196
  Mortgage loans held for sale....................     20,232         57,812
  Other assets....................................      1,886          3,217
                                                   -----------    -----------
      Total Financial Services....................     22,693         65,225
                                                   -----------    -----------

Investment Properties:
  Held for sale:
    Rental property - net.........................     34,273
    Land and improvements.........................     11,574
    Other assets..................................        413
  Held for investment:
    Rental property - net.........................     11,438         51,892
    Land, improvements and land option............                    13,502
    Other assets..................................      2,945          3,292
                                                   -----------    -----------
      Total Investment Properties.................     60,643         68,686
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      8,946          9,478
  Other assets....................................        382            576
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      9,328         10,054
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................     20,834            672
                                                   -----------    -----------
Total Assets......................................   $653,902       $614,111
                                                   ===========    ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      April 30,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1997         1996
                                                     -----------  -----------
Homebuilding:
  Nonrecourse land mortgages........................   $ 26,710     $ 25,151
  Accounts payable and other liabilities............     30,148       45,146
  Customers' deposits...............................     24,099       12,371
  Nonrecourse mortgages secured by operating
    properties......................................      3,875        3,918
                                                     -----------  -----------
      Total Homebuilding............................     84,832       86,586
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      1,001        1,631
  Mortgage warehouse line of credit.................     17,930       55,196
                                                     -----------  -----------
      Total Financial Services......................     18,931       56,827
                                                     -----------  -----------
Investment Properties:
  Accounts payable and other liabilities............        651          721
  Nonrecourse mortgages secured by rental property..     30,846       31,071
                                                     -----------  -----------
      Total Investment Properties...................     31,497       31,792
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities............         26           11
  Bonds collateralized by mortgages receivable......      8,550        9,231
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      8,576        9,242
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................    142,700       30,000
  Subordinated notes................................    190,000      200,000
  Accrued interest..................................      6,186        6,042
                                                     -----------  -----------
      Total Notes Payable...........................    338,886      236,042
                                                     -----------  -----------
      Total Liabilities.............................    482,722      420,489
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,581,193 shares
    (including 596,574 shares held in Treasury).....        156          155
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,147,608 shares
    (including 345,874 shares held in Treasury).....         81           82
  Paid in Capital...................................     33,935       33,935
  Retained Earnings.................................    143,833      164,749
  Treasury Stock - at cost..........................     (6,825)      (5,299)
                                                     -----------  -----------
      Total Stockholders' Equity....................    171,180      193,622
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $653,902     $614,111
                                                     ===========  ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)

                                         Three Months Ended   Six Months Ended
                                              April 30,           April 30,
                                         ------------------- -------------------
                                            1997      1996      1997      1996
                                         --------- --------- --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $136,235  $143,504  $251,350  $252,074
    Land sales and other revenues......     2,895     4,505     3,855     6,436
                                         --------- --------- --------- ---------
      Total Homebuilding...............   139,130   148,009   255,205   258,510
  Financial Services...................     1,928     2,018     3,786     3,668
  Investment Properties................     2,261     2,009     4,488     6,550
  Collateralized Mortgage Financing....       207       428       400       875
                                         --------- --------- --------- ---------
      Total Revenues...................   143,526   152,464   263,879   269,603
                                         --------- --------- --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   117,695   123,141   217,912   217,223
    Selling, general and administrative    11,821    11,835    21,717    20,060
    Inventory impairment loss..........    13,475              13,475
                                         --------- --------- --------- ---------
      Total Homebuilding...............   142,991   134,976   253,104   237,283
                                         --------- --------- --------- ---------
  Financial Services...................     2,408     2,431     4,800     4,781
                                         --------- --------- --------- ---------
  Investment Properties:
    Operations.........................     1,642     1,703     3,204     3,417
    Provision for impairment loss......    14,446              14,446
                                         --------- --------- --------- ---------
      Total Investment Properties......    16,088     1,703    17,650     3,417
                                         --------- --------- --------- ---------
  Collateralized Mortgage Financing....       224       446       471       921
                                         --------- --------- --------- ---------
  Corporate General and Administration.     3,283     3,553     6,877     7,196
                                         --------- --------- --------- ---------
  Interest.............................     8,016     6,796    13,508    12,396
                                         --------- --------- --------- ---------
  Other Operations.....................       443       976     1,251     1,710
                                         --------- --------- --------- ---------
      Total Expenses...................   173,453   150,881   297,661   267,704
                                         --------- --------- --------- ---------
Income (Loss) Before Income Taxes......   (29,927)    1,583   (33,782)    1,899
                                         --------- --------- --------- ---------
State and Federal Income Taxes:
  State................................      (123)      296       242       836
  Federal..............................   (10,662)       39   (13,108)     (685)
                                         --------- --------- --------- ---------
    Total Taxes........................   (10,785)      335   (12,866)      151
                                         --------- --------- --------- ---------
Net Income (Loss)......................  $(19,142) $  1,248  $(20,916) $  1,748
                                         ========= ========= ========= =========
Earnings (Loss) Per Common Share.......  $  (0.83) $   0.05  $  (0.91) $   0.08
                                         ========= ========= ========= =========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, October 31, 1996. 15,135,348     $155    7,901,705     $82  $33,935  $164,749  $(5,299)  $193,622

Conversion of Class B to

  Class A Common Stock....     99,971        1      (99,971)     (1)

Net Income................                                                     (20,916)            (20,916)
Treasury stock purchases..   (250,700)                                                   (1,526)    (1,526)
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, April 30, 1997... 14,984,619     $156    7,801,734     $81  $33,935  $143,833  $(6,825)  $171,180
                           ===========  ======  ===========  ======  =======  ========  ========  ========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                                          Six Months Ended
                                                              April 30,
                                                       ---------------------
                                                          1997       1996
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income (Loss)................................... $ (20,916) $   1,748
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation....................................     2,928      2,488
      Loss on sale and retirement of property
        and assets....................................       (92)    (1,952)
      Deferred income taxes...........................    (8,784)     2,466
      Impairment losses...............................    27,921
      Decrease (increase) in assets:
        Escrow cash...................................     2,619     (2,675)
        Receivables, prepaids and other assets........   (17,335)   (16,858)
        Mortgage notes receivable.....................    38,028     17,121
        Inventories...................................   (74,471)   (46,275)
      Increase (decrease) in liabilities:
        State and Federal income taxes................   (11,378)    (3,429)
        Customers' deposits...........................    11,952      6,335
        Interest and other accrued liabilities........    (1,265)    (7,266)
        Post development completion costs.............    (4,213)      (126)
        Accounts payable..............................   (10,271)   (14,215)
                                                       ---------- ----------
          Net cash used in operating activities.......   (65,277)   (62,638)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets...........                2,238
  Purchase of property................................    (1,580)    (3,195)
  Investment in and advances to unconsolidated
    affiliates........................................        49      3,642
  Investment in income producing properties...........    (7,647)      (823)
                                                       ---------- ----------
          Net cash provided by (used) in investing
            activities................................    (9,178)     1,862
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   485,153    559,398
  Principal payments on mortgages and notes...........  (409,123)  (508,521)
  Principal payments on subordinated debt.............   (10,000)
  Investment in mortgage notes receivable.............       535      1,694
  Purchase of treasury stock..............................(1,526)
                                                       ---------- ----------
          Net cash provided by financing activities...    65,039     52,571
                                                       ---------- ----------
Net Decrease In Cash..................................    (9,416)    (8,205)
Cash Balance, Beginning Of Period.....................    15,323     11,914
                                                       ---------- ----------
Cash Balance, End Of Period..........................  $   5,907  $   3,709
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

     2. Certain expenses which had been previously reported as selling, general and administration were reclassified to cost of sales. These costs include sales commissions, buyer concessions, the amortization of prepaid selling expenses, property taxes and condominium association subsidies. The amount reclassified for the three and six months ended April 30, 1997 was $7,625,000 and $13,412,000, respectively. In addition, the revenues and expenses of the Company's title division have been reclassified out of homebuilding and other operations, respectively, into the financial services section of the consolidated statements of income. The amount of title revenues and expenses reclassified for the three months ended April 30, 1997 was $689,000 and $662,000, respectively, and for the six months ended April 30, 1996 was $1,218,000 and $1,198,000, respectively.

     3.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended      Six Months Ended
                                   April 30,             April 30,
                              -------------------   -------------------
                                1997       1996       1997       1996
                              --------   --------   --------   --------
                                        (Dollars in Thousands)
Interest Incurred (1):
  Residential (3)...........  $  7,108   $  7,587   $ 13,692   $ 14,672
  Commercial(4).............     1,296      1,391      2,613      2,901
                              --------   --------   --------   --------
    Total Incurred..........  $  8,404   $  8,978   $ 16,305   $ 17,573
                              ========   ========   ========   ========
Interest Expensed:
  Residential (3)...........  $  6,720   $  5,405   $ 10,895   $  9,495
  Commercial (4)............     1,296      1,391      2,613      2,901
                              --------   --------   --------   --------
     Total Expensed.........  $  8,016   $  6,796   $ 13,508   $ 12,396
                              ========   ========   ========   ========
Interest Capitalized at
  Beginning of Period.......  $ 41,551   $ 39,030   $ 39,152   $ 36,182
Plus Interest Incurred......     8,404      8,978     16,305     17,573
Less Interest Expensed......     8,016      6,796     13,508     12,396
Less Charges to Reserves....        92        104        102        251
Less Impairment Adjustments.       945                   945
                              --------   --------   --------   --------
Interest Capitalized at
  End of Period.............  $ 40,902   $ 41,108   $ 40,902   $ 41,108
                              ========   ========   ========   ========
Interest Capitalized at
  End of Period (5):
  Residential(3)............  $ 33,772   $ 34,610   $ 33,772   $ 34,610
  Commercial(2).............     7,130      6,498      7,130      6,498
                              --------   --------   --------   --------
    Total Capitalized.......  $ 40,902   $ 41,108   $ 40,902   $ 41,108
                              ========   ========   ========   ========

(1) Does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered.
(4) Represents interest allocated to or incurred on long term debt for investment properties and charged to interest expense.
(5) Commercial interest includes $831,000 reported at October 31, 1996 as capitalized residential interest. This reclassification is a result of the transfer of land and related capitalized interest from homebuilding to investment properties.

     4. Homebuilding accumulated depreciation at April 30, 1997 and October 31, 1996 amounted to $16,456,000 and $14,970,000, respectively. Rental property accumulated depreciation at April 30, 1997 and October 31, 1996 amounted to $12,242,000 and $11,108,000, respectively.

     5. In accordance with FAS 121, the Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As of April 30, 1997 inventory with a carrying amount of $27,510,000 was written down to its fair value. The total amount of this writedown was $8,714,000. This is principally attributed to a $5,364,000 writedown of the
Company's investment in Florida communities.   This writedown is based upon
management's decision to reduce its investment in Florida by accelerating sales through the reduction of sales prices and offering pricing concessions. The remainder of the writedown is attributable to one community in New Jersey and one in Pennsylvania. The FAS 121 calculations were based on the Company's evaluation of the expected revenue less costs to complete including interest and selling costs. In addition, the Company also recorded a $4,761,000 write-off of certain residential land options including approval, engineering and capitalized interest costs for two properties in New Jersey and one in Pennsylvania.

     The Company has decided to exit from the investment properties business.
As a result, all commercial properties will no longer be held for use, but will be held for sale. This resulted in FAS 121 impairment losses on certain investment properties. The impairment losses are a result of the properties carrying amounts exceeding their fair value less selling costs. As of April 30, 1997, properties with a carrying amount of $33,820,000 were written down to their fair value. The total amount of this writedown was $12,690,000. The Company also recorded a $1,756,000 write-off of a commercial land option including approval, engineering and capitalized interest costs. The writedowns and write-offs for the quarter ended April 30, 1997 are attributable to commercial properties in both New Jersey and Florida.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the six months ended April 30, 1997 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, the reduction of subordinated notes, and the repurchase of common stock. The Company provided for its cash requirements from the revolving credit facility, land purchase notes, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     In December 1996 the Board of Directors authorized a stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of June 6, 1997, 723,100 shares were repurchased under this program.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $245,000,000 (the "Revolving Credit Facility") through March 2000. Interest is payable monthly and at various rates of either prime plus 1/8% or Libor plus 1.625%. The Company recently extended the Agreement one year and believes that it will be able either to extend the Agreement beyond March 2000 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of April 30, 1997, borrowings under the Agreement were $142,700,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of April 30, 1997 was $190,000,000. During the six months ended April 30, 1997, the Company reduced its subordinated debt by $10,000,000. Annual sinking fund payments of $10,000,000 and $20,000,000 are required in April 2000 and 2001, respectively, with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005, respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of April 30, 1997, the aggregate principal amount of all such borrowings was $26,480,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                               April 30,     October 31,
                                                 1997            1996
                                             ------------    ------------

Residential real estate inventory..........  $437,303,000    $376,307,000
Residential rental property................    11,438,000      12,190,000
                                             ------------    ------------
  Total Residential Real Estate............   448,741,000     388,497,000
Commercial properties......................    45,847,000      53,204,000
                                             ------------    ------------
  Combined Total...........................  $494,588,000    $441,701,000
                                             ============    ============

     Total residential real estate increased $60,244,000 during the six months ended April 30, 1997 primarily as a result of an inventory increase of $81,614,000, which was partially offset by the reallocation of land and approval costs to commercial properties (see below), the writedown of certain communities under development or land held for sale, and the write-off of optioned parcels of land and related approval, engineering and capitalized interest costs. See "Notes to Consolidated Financial Statements - Note 5." The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries later this year. Substantially all residential homes under construction or completed and included in real estate inventory at April 30, 1997 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  April 30, 1997........   80      14,342   4,858      2,047       7,437

  October 31, 1996......   85      12,942   4,613      1,479       6,850

(1) Includes 68 and 274 lots under option at April 30, 1997 and October 31, 1996, respectively.

(2) Of the total home lots available, 509 and 528 were under construction or complete (including 120 and 106 models and sales offices), 1,948 and 1,762 were under option, and 1,210 and 1,280 were financed through purchase money mortgages at April 30, 1997 and October 31, 1996, respectively.

     In addition, at April 30, 1997 and October 31, 1996, respectively, in substantially completed or suspended communities, the Company owned or had under option 558 and 448 home lots. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At April 30, 1997 the Company controlled such land to build 9,552 proposed homes, compared to 13,083 homes at October 31, 1996.

     The following table summarizes the Company's started or completed unsold homes in active, substantially complete and suspended communities:

                              April 30,              October 31,
                                1997                     1996
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   247       78     325      242       71     313
North Carolina......    57       --      57       68       --      68
Florida.............   213        7     220       51       10      61
Virginia............    13        9      22       18        3      21
California..........    36       24      60       67       24      91
Poland..............     9        2      11        2        2       4
                     ------   ------   -----   ------   ------   -----
  Total                575      120     695      448      110     558
                     ======   ======   =====   ======   ======   =====

     The Company's commercial properties represent investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). At April 30, 1997, the Company had long-term non-recourse financing aggregating $30,846,000 on six commercial facilities, a decrease from October 31, 1996, due to $225,000 in principal amortization. The decrease in commercial properties of $7,357,000 is primarily the result of the writedown of certain facilities and land held for sale to fair value and the write-off of an optioned parcel of land and related approval, engineering and capitalized interest costs totaling $14,446,000. The writedowns and write-off were partially offset by the reallocation of land and approval costs on a multi-use parcel of land. As a result of the reallocation, $7,143,000 was added to investment properties under development from homebuilding land held for future development. See "Notes to Consolidated Financial Statements - Note 5."

     Collateral Mortgage Financing - collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - mortgage loans held for sale consist of residential mortgages receivable of which $19,519,000 and $57,095,000 at April 30, 1997 and October 31, 1996, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.



RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 1996

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprising of New Jersey, southern New York State and eastern Pennsylvania), North Carolina, southeastern Florida, northern Virginia, southwestern California and Poland. In addition, the Company develops and operates commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida, but is exiting this business (see "Investment Properties" below).

     At October 31, 1996, the Company reclassified certain expenses previously reported as selling, general and administration to cost of sales. These costs include sales commissions, buyer concessions, the amortization of prepaid selling expenses, property taxes and condominium association subsidies. The amount of reclassifications for the three and six months ended April 30, 1997 was $7,625,000 and $13,412,000, respectively. In addition, the Company reclassified its title revenues previously reported as other homebuilding revenues to financial services revenues, and title expenses from other operation expenses to financial service expenses. The amount of title revenues and expenses reclassified for the three months ended April 30, 1996 was $689,000 and $662,000, respectively, and for the six months ended April 30, 1996 was $1,218,000 and $1,198,000, respectively.

     Historically, the Company's first six months of the year has produced substantially fewer deliveries than the last six months. This was true in fiscal 1996 when the Company delivered 33% of its homes during the first six months. Management believes this will be true for fiscal 1997. During the past few years the Company has been able to produce a profit on this lower volume. That is not the case in fiscal 1997. Although the Company's Northeast Region and North Carolina Division produced profits, compared to the six months ended April 30, 1996, profits were lower due to decreased gross margins. These profits were offset by increased losses in Florida and Virginia due to fewer homes delivered, losses from its other operations, writedown of certain assets to their fair values, and the write-off of four options and related approval, engineering and capitalized interest costs. See "Notes to Consolidated Financial Statements - Note 5." Due to the writedowns and write-offs, management does not believe the Company will be profitable in fiscal 1997. Management feels operating profits before these adjustments will approximate fiscal 1996 results.
     Important indicators of the future results of the Company are recently signed contracts and home contract backlog for future deliveries. The Company's sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                            Six Months Ended         Contract Backlog
                               April 30,             as of April 30,
                        -----------------------    --------------------
                          1997           1996          1997      1996
                        ---------     ---------    ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $211,384      $203,361     $286,424   $253,043
  Homes...............     1,099         1,122        1,401      1,325

North Carolina:
  Dollars.............  $ 67,494      $ 62,730     $ 62,851   $ 60,703
  Homes...............       366           380          333        361

Florida:
  Dollars.............  $ 31,107      $ 60,318     $ 39,276   $ 60,103
  Homes...............       185           404          222        398

Virginia:
  Dollars.............  $  7,757      $  9,284     $  5,764   $  8,881
  Homes...............        37            47           27         42

California:
  Dollars.............  $ 38,651      $ 27,705     $ 16,317   $ 18,143
  Homes...............       191           149           85         95

Poland:
  Dollars.............  $  2,075             -     $  3,088          -
  Homes...............        28             -           42          -

Totals:
  Dollars.............  $358,468      $363,398     $413,720   $400,873
  Homes...............     1,906         2,102        2,110      2,221

     Reduced sales contracts and below average return on investment in the Florida Division have resulted in Management's decision to decrease the Company's investment in this division by approximately $25.0 million. As a result, certain communities were written down due to reduced sales prices and increased buyer concessions to accelerate sales. In addition, other idle property was written down since it will be offered for sale and not developed. See "Notes to Consolidated Financial Statements - Note 5."

Total Revenues:

     Revenues for the three months ended April 30, 1997 decreased $8.9 million or 5.9%, compared to the same period last year. This was a result of decreased revenues from sale of homes of $7.3 million, a $1.6 million decrease in land sales and other homebuilding revenues, a $0.1 million decrease in financial services revenues, and a $0.2 million decrease in collateralized mortgage financing revenues. These decreases were partially offset by a $0.3 million increase in investment properties revenues.

     Revenues for the six months ended April 30, 1997 decreased $5.7 million or 2.1%, compared to the same period last year. This was a result of decreased revenues from the sale of homes of $0.7 million, a $2.6 million decrease in land sales and other homebuilding revenues, a $2.0 million decrease in investment properties revenues, and a $0.5 million decrease in collateralized mortgage financing revenues. These decreases were partially offset by a $0.1 million increase in financial services revenues.


Homebuilding:

     Revenues from the sale of homes decreased $7.3 million or 5.1% during the three months ended April 30, 1997, and decreased $0.7 million or 0.3% during the six months ended April 30, 1997 compared to the same periods last year.
Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended     Six Months Ended
                             April 30,            April 30,
                        -------------------   ------------------
                          1997       1996       1997      1996
                        ---------  --------   --------  --------
                                  (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $ 70,678  $ 81,950   $134,118  $137,315
  Homes Delivered......       345       402        675       682

North Carolina:
  Housing Revenues.....  $ 26,341  $ 24,445   $ 48,383  $ 45,507
  Homes Delivered......       139       148        266       272

Florida:
  Housing Revenues.....  $ 17,042  $ 20,890   $ 30,870  $ 38,768
  Homes Delivered......       101       132        180       249

Virginia:
  Housing Revenues.....  $  3,018  $  3,200   $  6,425  $  7,597
  Homes Delivered......        16        12         34        33

California:
  Housing Revenues.....  $ 18,489  $ 13,019   $ 30,822  $ 22,887
  Homes Delivered......        95        69        152       121

Poland:
  Housing Revenues.....  $    667        --   $    732        --
  Homes Delivered......        10                   11

Totals:
  Housing Revenues.....  $136,235  $143,504   $251,350  $252,074
  Homes Delivered......       706       763      1,318     1,357

     The decreased number of homes delivered for the three and six months ended April 30, 1997, compared to the prior year, was primarily due to the decreases in the Company's Northeast Region and Florida offset somewhat by increases in California. Due to the timing of the opening of new communities in the Northeast Region, fewer homes were delivered during the three months ended April 30, 1997. In Florida, the Company entered the year with a lower backlog of sales contracts at November 1, 1996 than at November 1, 1995. A lower backlog coupled with significantly fewer Florida sales contracts due to a highly competitive market resulted in fewer deliveries.

     During the three months ended April 30, 1997 the Company has written down certain residential communities, and written off certain residential land options including approval, engineering and capitalized interest costs. The writedowns and write-offs amounted to $13,475,000. In Florida the Company's return on investment has been unsatisfactory. As a result, the Company has decided to reduce its investment in Florida by $25.0 million. To do so on an accelerated basis, it has reduced prices and offered pricing concessions in all Florida residential communities. The Company has also decided to sell all inactive properties in Florida. In the Northeast Region the Company changed the product type to be constructed on a parcel of land it owns. Also in the Northeast the Company has decided to sell an optioned property instead of developing a community. The result of the above decisions was a reduction in fair values below carrying amounts and, in accordance with FAS 121, the Company recorded an impairment loss on the related inventories. See "Notes to Consolidated Financial Statements - Note 5." The Northeast Region also wrote off three option properties and related approval, engineering and capitalized interest costs. In two cases the Company decided to drop the option due to environmental problems. The third option was dropped because the community's proforma profitability did not produce an adequate return on investment commensurate with the risk.

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended      Six Months Ended
                                    April 30,             April 30,
                              -------------------   -------------------
                                1997       1996       1997       1996
                              --------   --------   --------   --------
                                        (Dollars in Thousands)

Sale of Homes................ $136,235   $143,504   $251,350   $252,074
Cost of Sales................  116,522    120,222    216,305    213,300
                              --------   --------   --------   --------
Housing Gross Margin......... $ 19,731   $ 23,282   $ 35,045   $ 38,774
                              ========   ========   ========   ========

Gross Margin Percentage......    14.4%      16.2%      13.9%      15.4%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Six Months Ended
                                    April 30,           April 30,
                              -------------------   -------------------
                                1997       1996       1997       1996
                              --------   --------   --------   --------
Sale of Homes................  100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....   76.9%      74.7%      76.9%      75.2%
      Commissions............    2.0%       1.6%       2.0%       1.7%
      Financing concessions..    0.9%       1.0%       0.9%       1.0%
      Overheads..............    5.8%       6.5%       6.3%       6.7%
                              --------   --------   --------   --------
Total Cost of Sales..........   85.6%      83.8%      86.1%      84.6%
                              --------   --------   --------   --------
Gross Margin.................   14.4%      16.2%      13.9%      15.4%
                              ========   ========   ========   ========

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to the Company's other markets. For the three and six months ended April 30, 1997 the Company's gross margin decreased 1.8% and 1.5%, respectively, compared to the same periods last year. This can primarily be attributed to lower gross margins in the Northeast Region, Florida, and North Carolina and the change in geographic product mix. The decline in the Northeast Region's gross margin can be principally attributed to fewer deliveries in the Company's higher margined adult and Jersey Shore communities. In Florida, the gross margin is lower due to increased pricing concessions to accelerate sales. North Carolina's lower gross margin is primarily attributed to a change in product mix, increased lot costs and concessions on started unsold homes. The geographic product mix shifted 5.2% and 1.0% to lower margined homes outside the Northeast Region for the three and six months ended April 30, 1997, respectively, compared to the same periods last year.

     Selling, general, and administrative expenses were unchanged during the three months ended April 30, 1997 and increased $1.7 million during the six months ended April 30, 1997 compared to the same periods last year. As a percentage of home revenues, such expenses increased to 8.7% for the three months ended April 30, 1997 from 8.2% for the prior year three months, and increased to 8.6% for the six months ended April 30, 1997 from 8.0% for the prior year six months. The dollar and percentage increase in selling, general and administrative expenses is principally due to increased general and administrative expenses in the Northeast Region.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended    Six Months Ended
                                        April 30,           April 30,
                                   ------------------  ------------------
                                     1997      1996      1997      1996
                                   --------  --------  --------  --------

Land and Lot Sales................ $ 1,352   $ 3,476   $ 1,896   $ 4,669
Cost of Sales.....................   1,173     2,919     1,607     3,923
                                   --------  --------  --------  --------
Land and Lot Sales Gross Margin... $   179   $   557   $   289   $   746
                                   ========  ========  ========  ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. In addition, title insurance activities have been reclassified from other housing operations to financial services, as noted above. For the six months ended April 30, 1997 compared to the six months ended April 30, 1996, the loss resulting from financial services decreased by $0.1 million. This was a direct result of the Company's wholly-owned mortgage banking subsidiary originating mortgages at a lower cost, as well as higher interest rate spreads, offset by reduced revenues due to fewer deliveries by the Company's housing operations.


Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from the sale of such property. At April 30, 1997, the Company owned and was leasing two office buildings, three office/warehouse facilities, two retail centers, and two senior citizen rental communities in New Jersey. During the first quarter of fiscal 1996 the Company sold a retail center and reported a pretax profit of $1.9 million. Investment Properties expenses do not include interest expense which is reported below under "Interest."

     During the three months ended April 30, 1997 the Company announced that it is planning an orderly exit from the investment properties business. The Company plans to sell its investment properties (except for the two senior citizen rental communities) which will generate approximately $35.0 million to be redeployed in its residential homebuilding business. Management believes redeployment of this capital will enhance future profitability of the Company. In accordance with FAS 121, the Company reevaluated such properties as held for sale. Since certain investment properties' carrying amounts exceeded the fair value less selling costs, an impairment loss was recorded against the related asset. These writedowns were in New Jersey and Florida. See "Notes to Consolidated Financial Statements - Note 5." In New Jersey the Company also wrote off an option and related approval, engineering and capitalized interest costs. The writedowns and write-offs of investment properties amounted to $14,446,000.


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


Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses include the Company's executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. Corporate general and administration expenses dropped $0.3 million for both the three and six months ended April 30, 1997 compared to the same periods last year. As a percentage of total revenues such expenses were approximately 2.6% and 2.7% for the three and six months ended April 30, 1997 and 1996, respectively.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                            Three Months Ended   Six Months Ended
                                April 30,            April 30,
                            ------------------  ------------------
                              1997      1996       1997     1996
                            --------  --------  --------  --------

Sale of Homes.............. $ 6,586   $ 5,149   $10,658   $ 9,199
Land and Lot Sales.........     134       256       237       296
Rental Properties..........   1,296     1,391     2,613     2,901
                            --------  --------  --------  --------
Total...................... $ 8,016   $ 6,796   $13,508   $12,396
                            ========  ========  ========  ========

     Housing interest as a percentage of sale of homes revenues amounted to 4.8% and 4.2% for the three and six months ended April 30, 1997, respectively, and 3.6% and 3.6% for the three and six months ended April 30, 1996, respectively. The increase in the percentage for the three and six months ended April 30, 1997 was primarily the result of the Company discontinuing the capitalization of interest on communities in planning which are not under active development. As a result, interest expense increased $1.0 million in these periods.


Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses and corporate owned life insurance loan interest. The Company's title operation expenses have been reclassified to financial services.


Total Taxes

     Total tax credits for the three and six months ended April 30, 1997 were $10.8 million and $12.9 million, respectively. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


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



Item 4.  Submission to Matters to a Vote of Security Holders

     The Company held its annual stockholders meeting on April 15, 1997 at 10:30 a.m. in the Board Room of the American Stock Exchange, 13th floor, 86 Trinity Place, New York, New York. The following matters were votes at the meeting:

     . Election of all Directors to hold office until the next Annual Meeting of Stockholders. The elected Directors were:

     ..  Kevork S. Hovnanian
     ..  Ara K. Hovnanian
     ..  Paul W. Buchanan
     ..  Arthur Greenbaum
     ..  Desmond P. McDonald
     ..  Peter S. Reinhart
     ..  John J. Schimpf
     ..  J. Larry Sorsby
     ..  Stephen D. Weinroth

     . Ratification of selection of Ernst & Young, LLP as certified independent accountants for fiscal year ending October 31, 1997.

     ..  Votes For               12,781,331
     ..  Votes Against               44,234
     ..  Abstain                     77,771

     .  Approval of amendments to the Company's Cash Bonus Plan.

     ..  Votes For               12,489,547
     ..  Votes Against              354,070
     ..  Abstain                     59,719



                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  June 13, 1997                /S/KEVORK S. HOVNANIAN
                                    Kevork S. Hovnanian,
                                    Chairman of the Board and
                                    Chief Executive Officer



DATE:  June 13, 1997                /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller