Form 10-Q
period 1997-07-31
HOVNANIAN ENTERPRISES INC
filed 1997-09-10
CIK 357294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JULY 31, 1997  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,521,465 Class A Common Shares and 7,765,788 Class B Common Shares were outstanding as of August 29, 1997.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at July 31,
                1997 (unaudited) and October 31, 1996              3

              Consolidated Statements of Income for the three
                and nine months ended July 31, 1997 and 1996
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the nine months ended July 31, 1997
                (unaudited)                                        6

              Consolidated Statements of Cash Flows
                for the nine months ended July 31, 1997
                and 1996 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      9

PART II.  Other Information

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        20

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                     July  31,    October 31,
          ASSETS                                       1997           1996
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $  9,058        $ 16,535
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    421,047        314,630
    Land and land options held for future
      development or sale.........................     47,066         61,677
                                                   -----------    -----------
      Total Inventories...........................    468,113        376,307
                                                   -----------    -----------

  Receivables, deposits, and notes................     44,543         26,442
                                                   -----------    -----------

  Property, plant, and equipment - net............     18,403         18,251
                                                   -----------    -----------

  Prepaid expenses and other assets...............     41,739         31,939
                                                   -----------    -----------
      Total Homebuilding..........................    581,856        469,474
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      1,157          4,196
  Mortgage loans held for sale....................     21,818         57,812
  Other assets....................................      1,900          3,217
                                                   -----------    -----------
      Total Financial Services....................     24,875         65,225
                                                   -----------    -----------

Investment Properties:
  Held for sale:
    Rental property - net.........................     33,994
    Land and improvements.........................     11,954
    Other assets..................................      1,510
  Held for investment:
    Rental property - net.........................     11,447         51,892
    Land, improvements and land option............                    13,502
    Other assets..................................      1,774          3,292
                                                   -----------    -----------
      Total Investment Properties.................     60,679         68,686
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      8,566          9,478
  Other assets....................................        370            576
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      8,936         10,054
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................     17,541            672
                                                   -----------    -----------
Total Assets......................................   $693,887       $614,111
                                                   ===========    ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       July 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1997         1996
                                                     -----------  -----------
Homebuilding:
  Nonrecourse land mortgages........................   $ 23,674     $ 25,151
  Accounts payable and other liabilities............     35,385       45,146
  Customers' deposits...............................     26,520       12,371
  Nonrecourse mortgages secured by operating
    properties......................................      3,853        3,918
                                                     -----------  -----------
      Total Homebuilding............................     89,432       86,586
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............        998        1,631
  Mortgage warehouse line of credit.................     19,921       55,196
                                                     -----------  -----------
      Total Financial Services......................     20,919       56,827
                                                     -----------  -----------
Investment Properties:
  Accounts payable and other liabilities............      1,083          721
  Nonrecourse mortgages secured by rental property..     30,729       31,071
                                                     -----------  -----------
      Total Investment Properties...................     31,812       31,792
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities............         10           11
  Bonds collateralized by mortgages receivable......      8,159        9,231
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      8,169        9,242
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................    174,050       30,000
  Subordinated notes................................    190,000      200,000
  Accrued interest..................................      5,209        6,042
                                                     -----------  -----------
      Total Notes Payable...........................    369,259      236,042
                                                     -----------  -----------
      Total Liabilities.............................    519,591      420,489
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,601,117 shares
    (including 1,095,674 shares held in Treasury)...        156          155
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,127,684 shares
    (including 345,874 shares held in Treasury).....         81           82
  Paid in Capital...................................     33,935       33,935
  Retained Earnings.................................    150,053      164,749
  Treasury Stock - at cost..........................     (9,929)      (5,299)
                                                     -----------  -----------
      Total Stockholders' Equity....................    174,296      193,622
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $693,887     $614,111
                                                     ===========  ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)

                                         Three Months Ended   Nine Months Ended
                                              July 31,            July 31,
                                         ------------------- -------------------
                                            1997      1996      1997      1996
                                         --------- --------- --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $186,684  $187,128  $438,034  $439,202
    Land sales and other revenues......    13,502     2,940    17,357     9,376
                                         --------- --------- --------- ---------
      Total Homebuilding...............   200,186   190,068   455,391   448,578
  Financial Services...................     2,577     2,690     6,363     6,358
  Investment Properties................     2,091     2,240     6,579     8,790
  Collateralized Mortgage Financing....       253       814       653     1,689
                                         --------- --------- --------- ---------
      Total Revenues...................   205,107   195,812   468,986   465,415
                                         --------- --------- --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   163,716   159,571   381,628   376,794
    Selling, general and administrative    16,346    14,447    38,063    34,507
    Inventory impairment loss..........         -       559    13,475       559
                                         --------- --------- --------- ---------
      Total Homebuilding...............   180,062   174,577   433,166   411,860
                                         --------- --------- --------- ---------
  Financial Services...................     2,474     2,578     7,274     7,359
                                         --------- --------- --------- ---------
  Investment Properties:
    Operations.........................     1,291     1,310     4,495     4,727
    Provision for impairment loss......                        14,446
                                         --------- --------- --------- ---------
      Total Investment Properties......     1,291     1,310    18,941     4,727
                                         --------- --------- --------- ---------
  Collateralized Mortgage Financing....       208       764       679     1,685
                                         --------- --------- --------- ---------
  Corporate General and Administration.     3,228     3,179    10,105    10,375
                                         --------- --------- --------- ---------
  Interest.............................     8,572     7,963    22,080    20,359
                                         --------- --------- --------- ---------
  Other Operations.....................       270       909     1,521     2,619
                                         --------- --------- --------- ---------
      Total Expenses...................   196,105   191,280   493,766   458,984
                                         --------- --------- --------- ---------
Income (Loss) Before Income Taxes......     9,002     4,532   (24,780)    6,431
                                         --------- --------- --------- ---------
State and Federal Income Taxes:
  State................................       748       759       990     1,595
  Federal..............................     2,034       663   (11,074)      (22)
                                         --------- --------- --------- ---------
    Total Taxes........................     2,782     1,422   (10,084)    1,573
                                         --------- --------- --------- ---------
Net Income (Loss)......................  $  6,220  $  3,110  $(14,696) $  4,858
                                         ========= ========= ========= =========
Earnings (Loss) Per Common Share.......  $   0.27  $   0.13  $  (0.64) $   0.21
                                         ========= ========= ========= =========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, October 31, 1996. 15,135,348     $155    7,901,705     $82  $33,935  $164,749  $(5,299)  $193,622

Conversion of Class B to
  Class A Common Stock....    119,895        1     (119,895)     (1)

Net Income................                                                     (14,696)            (14,696)
Treasury stock purchases..   (749,800)                                                   (4,630)    (4,630)
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, July 31, 1997.... 14,505,443     $156    7,781,810     $81  $33,935  $150,053  $(9,929)  $174,296
                           ===========  ======  ===========  ======  =======  ========  ========  ========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                         Nine Months Ended
                                                              July 31,
                                                       ---------------------
                                                          1997       1996
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income (Loss)................................... $ (14,696) $   4,858
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation....................................     3,848      3,747
      Gain(loss) on sale and retirement of property
        and assets....................................       124     (2,130)
      Deferred income taxes...........................    (2,986)     3,548
      Impairment losses...............................    27,921        559
      Decrease (increase) in assets:
        Escrow cash...................................     2,739        (20)
        Receivables, prepaids and other assets........   (20,187)   (20,068)
        Mortgage notes receivable.....................    29,678     18,418
        Inventories...................................  (105,281)   (58,648)
      Increase (decrease) in liabilities:
        State and Federal income taxes................   (13,883)    (3,609)
        Customers' deposits...........................    14,451      6,861
        Interest and other accrued liabilities........    (1,582)    (5,712)
        Post development completion costs.............    (4,341)     1,675
        Accounts payable..............................    (5,231)   (11,436)
                                                       ---------- ----------
          Net cash used in operating activities.......   (89,426)   (61,957)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets...........       224     10,032
  Purchase of property................................    (2,593)    (3,914)
  Investment in and advances to unconsolidated
    affiliates........................................       195      3,625
  Investment in income producing properties...........    (8,027)    (2,071)
                                                       ---------- ----------
          Net cash provided by (used) in investing
            activities................................   (10,201)     7,672
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   990,429    846,319
  Principal payments on mortgages and notes...........  (884,624)  (805,035)
  Principal payments on subordinated debt.............   (10,000)
  Investment in mortgage notes receivable.............       918      7,555
  Purchase of treasury stock..........................    (4,630)
                                                       ---------- ----------
          Net cash provided by financing activities...    92,093     48,839
                                                       ---------- ----------
Net Decrease In Cash..................................    (7,534)    (5,446)
Cash Balance, Beginning Of Period.....................    15,323     11,914
                                                       ---------- ----------
Cash Balance, End Of Period..........................  $   7,789  $   6,468
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

     2. Certain expenses which had been previously reported as selling, general and administration were reclassified to cost of sales. These costs include sales commissions, buyer concessions, the amortization of prepaid selling expenses, property taxes and condominium association subsidies. The amount reclassified for the three and nine months ended July 31, 1996 was $9,084,000 and $22,496,000, respectively. In addition, the revenues and expenses of the Company's title division have been reclassified out of homebuilding and other operations, respectively, into the financial services section of the consolidated statements of income. The amount of title revenues and expenses reclassified for the three months ended July 31, 1996 was $743,000 and $589,000, respectively, and for the nine months ended July 31, 1996 was $1,961,000 and $1,787,000, respectively.

     3.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended     Nine Months Ended
                                   July 31,              July 31,
                              -------------------   -------------------
                                1997       1996       1997       1996
                              --------   --------   --------   --------
                                        (Dollars in Thousands)
Interest Incurred (1):
  Residential (3)...........  $  6,950   $  8,093   $ 20,642   $ 22,765
  Commercial(4).............     1,346      1,300      3,959      4,201
                              --------   --------   --------   --------
    Total Incurred..........  $  8,296   $  9,393   $ 24,601   $ 26,966
                              ========   ========   ========   ========
Interest Expensed:
  Residential (3)...........  $  7,226   $  6,663   $ 18,121   $ 16,158
  Commercial (4)............     1,346      1,300      3,959      4,201
                              --------   --------   --------   --------
     Total Expensed.........  $  8,572   $  7,963   $ 22,080   $ 20,359
                              ========   ========   ========   ========
Interest Capitalized at
  Beginning of Period.......  $ 40,902   $ 41,108   $ 39,152   $ 36,182
Plus Interest Incurred......     8,296      9,393     24,601     26,966
Less Interest Expensed......     8,572      7,963     22,080     20,359
Less Charges to Reserves....         7        222        109        473
Less Impairment Adjustments.                             945
                              --------   --------   --------   --------
Interest Capitalized at
  End of Period.............  $ 40,619   $ 42,316   $ 40,619   $ 42,316
                              ========   ========   ========   ========
Interest Capitalized at
  End of Period (5):
  Residential(3)............  $ 33,489   $ 35,818   $ 33,489   $ 35,818
  Commercial(2).............     7,130      6,498      7,130      6,498
                              --------   --------   --------   --------
    Total Capitalized.......  $ 40,619   $ 42,316   $ 40,619   $ 42,316
                              ========   ========   ========   ========

(1) Does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense when land is not under active development and when homes are delivered.
(4) Represents interest allocated to or incurred on long term debt for investment properties and charged to interest expense.
(5) Commercial interest includes $832,000 reported at October 31, 1996 as capitalized residential interest. This reclassification is a result of the transfer of land and related capitalized interest from homebuilding to investment properties.

     4. Homebuilding accumulated depreciation at July 31, 1997 and October 31, 1996 amounted to $15,052,000 and $14,970,000, respectively. Rental property accumulated depreciation at July 31, 1997 and October 31, 1996 amounted to $12,523,000 and $11,108,000, respectively.

     5. In accordance with FAS 121, the Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As of July 31, 1997 certain inventory with a carrying amount of $27,510,000 was written down $8,714,000 to its fair value. This writedown is principally attributed to a $5,364,000 writedown of the Company's investment in Florida communities. Management decided to reduce its investment in Florida by accelerating sales through sales price reductions and pricing concessions. The remainder of the writedown was attributable to one community in New Jersey and one in Pennsylvania. The FAS 121 calculations were based on the Company's evaluation of the expected revenue less costs to complete the community including interest and selling costs. In addition, the Company also recorded a $4,761,000 write-off of certain residential land options including approval, engineering and capitalized interest costs for two properties in New Jersey and one in Pennsylvania.

     At the end of the second quarter the Company decided to exit from the investment properties business. As a result, all commercial properties are no longer held for use, but are held for sale. This resulted in FAS 121 impairment losses on certain investment properties. The impairment losses were a result of the properties carrying amounts exceeding their fair value less selling costs. As of July 31, 1997, properties with a carrying amount of $33,820,000 were written down to their fair value. The total amount of this writedown was $12,690,000. The Company also recorded a $1,756,000 write-off of a commercial land option including approval, engineering and capitalized interest costs. These writedowns and write-offs were attributable to commercial properties in both New Jersey and Florida.


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the nine months ended July 31, 1997 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, the reduction of subordinated notes, and the repurchase of common stock. The Company provided for its cash requirements from the revolving credit facility, land purchase notes, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     In December 1996 the Board of Directors authorized a stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of August 29, 1997, 749,800 shares were repurchased under this program.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $245,000,000 (the "Revolving Credit Facility") through March 2000. Interest is payable monthly and at various rates of either prime plus 1/8% or Libor plus 1.625%. The Company recently extended the Agreement one year and believes that it will be able either to extend the Agreement beyond March 2000 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of July 31, 1997, borrowings under the Agreement were $174,050,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of July 31, 1997 was $190,000,000. During the nine months ended July 31, 1997, the Company reduced its subordinated debt by $10,000,000. Annual sinking fund payments of $10,000,000 and $20,000,000 are required in April 2000 and 2001, respectively, with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005, respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of July 31, 1997, the aggregate principal amount of all such borrowings was $28,080,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                               July 31,      October 31,
                                                 1997            1996
                                             ------------    ------------

Residential real estate inventory..........  $468,113,000    $376,307,000
Residential rental property................    11,449,000      12,190,000
                                             ------------    ------------
  Total Residential Real Estate............   479,562,000     388,497,000
Commercial properties......................    45,946,000      53,204,000
                                             ------------    ------------
  Combined Total...........................  $525,508,000    $441,701,000
                                             ============    ============

     Total residential real estate increased $91,806,000 during the nine months ended July 31, 1997 primarily as a result of an inventory increase of $112,424,000, which was partially offset by the reallocation of land and approval costs to commercial properties (see below), the writedown of certain communities under development or land held for sale, and the write-off of optioned parcels of land and related approval, engineering and capitalized interest costs. See "Notes to Consolidated Financial Statements - Note 5." The increase in residential real estate inventory was primarily due to the Company's seasonal increase in construction activities for deliveries in the fourth quarter. Substantially all residential homes under construction or completed and included in real estate inventory at July 31, 1997 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  July 31, 1997.........   87      16,994   5,547      2,212       9,235

  October 31, 1996......   85      12,942   4,613      1,479       6,850

(1) Includes 50 and 274 lots under option at July 31, 1997 and October 31, 1996, respectively.

(2) Of the total home lots available, 627 and 528 were under construction or complete (including 110 and 106 models and sales offices), 3,721 and 1,762 were under option, and 1,020 and 1,280 were financed through purchase money mortgages at July 31, 1997 and October 31, 1996, respectively.

     In addition, at July 31, 1997 and October 31, 1996, respectively, in substantially completed or suspended communities, the Company owned or had under option 484 and 448 home lots. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At July 31, 1997 the Company controlled such land to build 8,713 proposed homes, compared to 13,083 homes at October 31, 1996.

     The following table summarizes the Company's started or completed unsold homes in active, substantially complete and suspended communities:

                              July 31,               October 31,
                                1997                     1996
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   278       67     345      242       71     313
North Carolina......    90       --      90       68       --      68
Florida.............    45        9      54       51       10      61
Virginia............    12       10      22       18        3      21
California..........    54       22      76       67       24      91
Poland..............    38        2      40        2        2       4
                     ------   ------   -----   ------   ------   -----
  Total                517      110     627      448      110     558
                     ======   ======   =====   ======   ======   =====

     The Company's commercial properties represent investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). At July 31, 1997, the Company had long-term non-recourse financing aggregating $30,729,000 on six commercial facilities, a decrease from October 31, 1996, due to $342,000 in principal amortization. The decrease in commercial properties of $7,258,000 is primarily the result of the writedown of certain facilities and land held for sale to fair value and the write-off of an optioned parcel of land and related approval, engineering and capitalized interest costs totaling $14,446,000. The writedowns and write-off were partially offset by the reallocation of land and approval costs on a multi-use parcel of land. As a result of the reallocation, $7,143,000 was added to investment properties under development from homebuilding land held for future development. See "Notes to Consolidated Financial Statements - Note 5."

     Collateral Mortgage Financing - Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $21,108,000 and $57,095,000 at July 31, 1997 and October 31, 1996, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.



RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 1996

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

     At October 31, 1996, the Company reclassified certain expenses previously reported as selling, general and administration to cost of sales. These costs include sales commissions, buyer concessions, the amortization of prepaid selling expenses, property taxes and condominium association subsidies. The amount of reclassifications for the three and nine months ended July 31, 1996 was $9,084,000 and $22,496,000, respectively. In addition, the Company reclassified its title revenues previously reported as other homebuilding revenues to financial services revenues, and title expenses from other operation expenses to financial service expenses. The amount of title revenues and expenses reclassified for the three months ended July 31, 1996 was $743,000 and $589,000, respectively, and for the nine months ended July 31, 1996 was $1,961,000 and $1,787,000, respectively.

     Historically, the Company's first six months of the year have produced substantially fewer deliveries than the last six months. In the third quarter deliveries increase with a disproportionate number of deliveries coming in the fourth quarter. This was true in fiscal 1996 when the Company delivered 33% of its homes during the first six months, 25% in the third quarter and 42% in the fourth quarter. Management believes this will be true for fiscal 1997. During the past few years the Company has been able to produce a profit on this lower volume during the first six months. That was not the case for the first six months of fiscal 1997. In the third quarter of fiscal 1997 the Company produced a profit primarily resulting from increased deliveries, higher gross margins and two land sales. For the nine months ended July 31, 1997 the Company still has a loss which is the result of the writedown of certain assets to their fair values, and the write-off of four options and related approval, engineering and capitalized interest costs. See "Notes to Consolidated Financial Statements -
Note 5." Due to the writedowns and write-offs, management believes the Company may not be profitable in fiscal 1997. Management feels operating profits before these adjustments will approximate fiscal 1996 results.

     Important indicators of the future results of the Company are recently signed contracts and home contract backlog for future deliveries. The Company's sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                           Nine Months Ended         Contract Backlog
                                July 31,             as of July 31,
                        -----------------------    --------------------
                           1997          1996         1997       1996
                        ---------     ---------    ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $336,244      $298,294     $305,365   $243,020
  Homes...............     1,748         1,662        1,507      1,281

North Carolina:
  Dollars.............  $ 97,833      $ 94,215     $ 57,957   $ 58,779
  Homes...............       535           557          302        339

Florida:
  Dollars.............  $ 46,403      $ 79,986     $ 41,201   $ 59,609
  Homes...............       281           528          238        383

Virginia:
  Dollars.............  $ 11,518      $ 11,533     $  6,927   $  7,802
  Homes...............        51            59           27         38

California:
  Dollars.............  $ 61,436      $ 42,552     $ 24,234   $ 17,236
  Homes...............       327           224          144         87

Poland:
  Dollars.............  $  2,511      $    437     $  2,543   $    437
  Homes...............        33             6           33          6

Totals:
  Dollars.............  $555,945      $527,017     $438,227   $386,883
  Homes...............     2,975         3,036        2,251      2,134

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


Total Revenues:

     Revenues for the three months ended July 31, 1997 increased $9.3 million or 4.7%, compared to the same period last year. This was the result of a $10.6 million increase in land sales and other homebuilding revenues, which was partially offset by a $0.4 million decrease in revenues from the sale of homes, a $0.1 million decrease in financial services revenues, a $0.2 million decrease in investment properties revenues, and a $0.6 million decrease in collateralized mortgage financing revenues.

     Revenues for the nine months ended July 31, 1997 increased $3.6 million or 0.7%, compared to the same period last year. This was the result of an $8.0 million increase in land sales and other homebuilding revenues, which was partially offset by a $1.2 million decrease in revenues from the sale of homes, a $2.2 million decrease in investment properties revenues, and a $1.0 million decrease in collateralized mortgage financing revenues.


Homebuilding:

     Revenues from the sale of homes decreased $0.4 million or 0.2% during the three months ended July 31, 1997, and decreased $1.2 million or 0.3% during the nine months ended July 31, 1997 compared to the same periods last year.
Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended    Nine Months Ended
                             July 31,              July 31,
                        -------------------   ------------------
                          1997       1996       1997      1996
                        ---------  --------   --------  --------
                                  (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $118,186  $112,665   $252,303  $249,980
  Homes Delivered......       543       584      1,218     1,266

North Carolina:
  Housing Revenues.....  $ 35,293  $ 33,506   $ 83,676  $ 79,013
  Homes Delivered......       200       199        466       471

Florida:
  Housing Revenues.....  $ 14,325  $ 21,407   $ 45,195  $ 60,175
  Homes Delivered......        80       139        260       388

Virginia:
  Housing Revenues.....  $  2,759  $  3,614   $  9,184  $ 11,211
  Homes Delivered......        14        16         48        49

California:
  Housing Revenues.....  $ 15,113  $ 15,936   $ 45,935  $ 38,823
  Homes Delivered......        77        83        229       204

Poland:
  Housing Revenues.....  $  1,008         -   $  1,741         -
  Homes Delivered......        14         -         25         -

Totals:
  Housing Revenues.....  $186,684  $187,128   $438,034  $439,202
  Homes Delivered......       928     1,021      2,246     2,378

     The decreased number of homes delivered for the three and nine months ended July 31, 1997, compared to the prior year, was primarily due to the decreases in the Company's Northeast Region and Florida offset somewhat by increases in California and the addition of Poland. Due to the timing of the opening of new communities in the Northeast Region, fewer homes were delivered during the three months ended July 31, 1997. In Florida, the Company entered the year with a lower backlog of sales contracts at November 1, 1996 than at November 1, 1995.
A lower backlog coupled with significantly fewer Florida sales contracts due to a highly competitive market resulted in fewer deliveries.

     During the second quarter the Company had written down certain residential communities, and written off certain residential land options including approval, engineering and capitalized interest costs. The writedowns and write-offs amounted to $13,475,000. In Florida the Company's return on investment has been unsatisfactory. As a result, the Company decided to reduce its investment in Florida by $25.0 million. To do so on an accelerated basis, it reduced prices and offered pricing concessions in all Florida residential communities. The Company also decided to sell all inactive properties in Florida. In the Northeast Region the Company changed the product type to be constructed on a parcel of land it owns. Also in the Northeast the Company decided to sell an optioned property instead of developing it. The result of the above decisions was a reduction in fair values below carrying amounts and, in accordance with FAS 121, the Company recorded an impairment loss on the related inventories.
See "Notes to Consolidated Financial Statements - Note 5." The Northeast Region also wrote off three option properties and related approval, engineering and capitalized interest costs. In two cases the Company decided to drop the option due to environmental problems. The third option was dropped because the community's proforma profitability did not produce an adequate return on investment commensurate with the risk.

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended     Nine Months Ended
                                    July 31,             July 31,
                              -------------------   -------------------
                                1997       1996       1997       1996
                              --------   --------   --------   --------
                                        (Dollars in Thousands)

Sale of Homes................ $186,684   $187,128   $438,034   $439,202
Cost of Sales................  154,701    157,826    371,006    371,126
                              --------   --------   --------   --------
Housing Gross Margin......... $ 31,983   $ 29,302   $ 67,028   $ 68,076
                              ========   ========   ========   ========

Gross Margin Percentage......    17.1%      15.7%      15.3%      15.4%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Nine Months Ended
                                    July 31,              July 31,
                              -------------------   -------------------
                                1997       1996       1997       1996
                              --------   --------   --------   --------
Sale of Homes................  100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....   74.7       75.9       75.9       75.6
      Commissions............    2.0        1.9        2.0        1.8
      Financing concessions..     .7        1.0         .9        1.0
      Overheads..............    5.5        5.5        5.9        6.2
                              --------   --------   --------   --------
Total Cost of Sales..........   82.9       84.3       84.7       84.6
                              --------   --------   --------   --------
Gross Margin.................   17.1%      15.7%      15.3%      15.4%
                              ========   ========   ========   ========

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to the Company's other markets. For the three months ended July 31, 1997 the Company's gross margin increased 1.4% compared to the same period last year. This can be attributed to higher gross margins in the Northeast Region and California which were partially offset by lower margins in Florida and North Carolina. For the nine months ended July 31, 1997, the Company's gross margin decreased 0.1% compared to the same period last year. This small decline is the net of margin decreases in Florida and North Carolina offset by a higher margin in California. In the Northeast Region margins are unchanged for the nine months. In California the three and nine month margins are up primarily due to increased demand resulting in price increases and fewer discounts and the introduction of new higher margined communities. In Florida, the gross margin is lower due to increased pricing concessions to accelerate sales. North Carolina's lower gross margin is primarily attributed to a change in product mix, increased lot costs and concessions on started unsold homes. The geographic product mix between the Northeast Region and other states was almost unchanged for the three and nine months ended July 31, 1997, compared to the same periods last year.

     Selling, general, and administrative expenses increased during the three and nine months ended July 31, 1997 $1.9 million and $3.6 million, respectively, compared to the same periods last year. As a percentage of total homebuilding revenues, such expenses increased to 8.2% for the three months ended July 31, 1997 from 7.6% for the prior year three months, and increased to 8.4% for the nine months ended July 31, 1997 from 7.7% for the prior year nine months. The dollar and percentage increase in selling, general and administrative expenses is principally due to increased general and administrative expenses in the Northeast Region.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended   Nine Months Ended
                                        July 31,            July 31,
                                   ------------------  ------------------
                                     1997      1996      1997      1996
                                   --------  --------  --------  --------

Land and Lot Sales................ $12,749   $ 1,727   $14,645   $ 6,396
Cost of Sales.....................   9,015     1,745    10,622     5,668
                                   --------  --------  --------  --------
Land and Lot Sales Gross Margin... $ 3,734   $   (18)  $ 4,023   $   728
                                   ========  ========  ========  ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. In addition, title insurance activities have been reclassified from other housing operations to financial services, as noted above. For the nine months ended July 31, 1997 compared to the nine months ended July 31, 1996, the loss resulting from financial services decreased by $0.1 million. This was a direct result of the Company's wholly-owned mortgage banking subsidiary originating mortgages at a lower cost, as well as higher interest rate spreads.


Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from the sale of such property. At July 31, 1997, the Company owned and was leasing two office buildings, three office/warehouse facilities, two retail centers, and two senior citizen rental communities in New Jersey. During the first quarter of fiscal 1996 the Company sold a retail center and reported a pretax profit of $1.9 million. Investment Properties expenses do not include interest expense which is reported below under "Interest."

     At the end of the second quarter the Company announced that it was planning an orderly exit from the investment properties business. The Company plans to sell its investment properties (except for the two senior citizen rental communities) which after the elimination of debt will net approximately $35.0 million to be redeployed in its residential homebuilding business. Management believes redeployment of this capital will enhance future profitability of the Company. In accordance with FAS 121, the Company reevaluated such properties as held for sale. Since certain investment properties' carrying amounts exceeded the fair value less selling costs, an impairment loss was recorded against the related asset. These writedowns were in New Jersey and Florida. See "Notes to Consolidated Financial Statements - Note 5." In New Jersey the Company also wrote off an option and related approval, engineering and capitalized interest costs. The writedowns and write-offs of investment properties amounted to $14,446,000.


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


Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses include the Company's executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. Corporate general and administration expenses were almost unchanged for both the three and nine months ended July 31, 1997 compared to the same periods last year. As a percentage of total revenues such expenses were approximately 2.2% for both the nine months ended July 31, 1997 and 1996.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                            Three Months Ended  Nine Months Ended
                                 July 31,             July 31,
                            ------------------  ------------------
                              1997      1996       1997     1996
                            --------  --------  --------  --------

Sale of Homes.............. $ 6,803   $ 6,339   $17,461   $15,538
Land and Lot Sales.........     423       324       660       620
Rental Properties..........   1,346     1,300     3,959     4,201
                            --------  --------  --------  --------
Total...................... $ 8,572   $ 7,963   $22,080   $20,359
                            ========  ========  ========  ========



     Housing interest as a percentage of sale of homes revenues amounted to 3.6% and 4.0% for the three and nine months ended July 31, 1997, respectively, and 3.4% and 3.6% for the three and nine months ended July 31, 1996, respectively. The increase in the percentage for the three and nine months ended July 31, 1997 was primarily the result of the Company discontinuing the capitalization of interest on communities in planning which are not under active development. As a result, interest expense increased approximately $1.5 million for the nine months ended July 31, 1997.


Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses and corporate owned life insurance loan interest. The Company's title operation expenses have been reclassified to financial services.


Total Taxes

     Total taxes as a percentage of income before taxes amounted to approximately 31% for both the three months ended July 31, 1997 and 1996. Due to the loss for the nine months ended July 31, 1997 net tax credits were accrued amounting to $10.1 million. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


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



                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  September 10, 1997           /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer


DATE:  September 10, 1997           /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller