Form 10-K
period 1997-10-31
HOVNANIAN ENTERPRISES INC
filed 1998-01-13
CIK 357294

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the twelve months ended OCTOBER 31, 1997

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

732-747-7800
(Registrant's telephone number, including area code)

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

As of the close of business on January 2, 1998, there were outstanding 14,077,622 shares of the Registrant's Class A Common Stock and 7,745,631 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on the American Stock Exchange) of these shares held by non- affiliates of the Registrant as of January 2, 1998 was $61,159,000.
(The value of a share of Class A Common Stock is used as the value for a share of Class B Common Stock as there is no established market for Class B Common Stock and it is convertible into Class A Common Stock on a share-for-share basis.)

Documents Incorporated by Reference:

Part III - Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation l4A in connection with registrant's annual meeting of shareholders to be held on April 14, 1998 which are responsive to Items l0, ll, l2 and l3.

HOVNANIAN ENTERPRISES, INC.
FORM 10-K
TABLE OF CONTENTS

Item                                                       Page

PART I

1 and 2        Business and Properties......................   4
   3           Legal Proceedings............................  16
   4           Submission of Matters to a Vote of
                 Security Holders...........................  16
               Executive Officers of the Registrant.........  16
PART II

   5           Market for the Registrant's Common Equity
                 and Related Stockholder Matters............  17

   6           Selected Financial Data......................  18

   7           Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................  19

   8           Financial Statements and Supplementary
                 Data.......................................  33
   9           Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure.................................  33

PART III

  10           Directors and Executive Officers of the
                 Registrant.................................  34

               Executive Officers of the Registrant.........  34

  11           Executive Compensation.......................  35

  12           Security Ownership of Certain Beneficial
                 Owners and Management......................  35

  13           Certain Relationships and Related
                 Transactions...............................  35

PART IV

  14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.......................  36

               SIGNATURES...................................  39

PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

     The Company primarily designs, constructs and markets multi-family attached condominium apartments and townhouses and single family detached homes in planned residential developments in its Northeast Region (comprised primarily of New Jersey, southern New York state, and eastern Pennsylvania), southeastern Florida, North Carolina, Metro Washington, D. C. (northern Virginia), southern California, and Poland. Operations in Poland began for the first time during the year ended October 31, 1996, but deliveries did not occur until the year ended October 31, 1997. The Company markets its homes to first time buyers, to first and second time move-up buyers, and to active adult buyers and concentrates on the moderately priced segment of the housing market. The Company has diversified its business, on a limited scale, through mortgage banking and title insurance activities. In addition, the Company had developed and operates commercial properties as long-term investments in New Jersey and, to a lesser extent, Florida but is exiting this business (see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations").

     The Company employed approximately 1,150 full-time associates as of October 31, 1997. The Company was incorporated in New Jersey in 1967 and was reincorporated in Delaware in 1982.


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

      - Through its presence in multiple geographic markets, the Company's goal is to reduce the effects that housing industry cycles, seasonality and local conditions in any one area may have on its business. In addition, the Company plans to eventually be a market leader in all its markets in order to obtain economies of scale.

      - The Company looks to diversify its product line to provide affordable housing to a broad range of customers. Currently the Company's customers consist of first-time buyers, first and second time move-up buyers, move down buyers and active adult buyers.

      - The Company offers a wide range of customer options to satisfy individual customer tastes. In its larger communities the Company has constructed decoration centers where the customer can better see customization possibilities for their new home.

      - Through operational excellence the Company attempts to reduce its housing construction costs. Operational excellence is further discussed under "Certain Operating Policies and Procedures" below.

     The Company concentrates on a segment of the housing market consisting of moderately priced, multi-family attached condominium apartments and townhouses, which are marketed primarily to first time buyers, as well as moderately priced townhouses with garages and single family detached homes, which are marketed primarily to first and second time move-up buyers and to active adult buyers.
In recent years, the Company has diversified its product mix to include more detached single family homes and larger townhouses with garages designed for the move-up buyer and age restricted communities for active adults. Current base prices for the Company's homes in contract backlog at October 31, 1997 (exclusive of upgrades and options) range from $34,000 to $550,000 in its Northeast Region, from $105,000 to $337,000 in Florida, from $99,000 to
$351,000 in North Carolina, from $167,000 to $325,000 in Metro Washington,
D. C., from $110,000 to $285,000 in California, and from $73,000 to $87,000 in Poland. Closings generally occur and are reflected in revenues from four to twelve months after sales contracts are signed.

     Information on homes delivered by market area is set forth below:

                                      Year Ended
                          ---------------------------------
                          October      October     October
                          31, 1997     31, 1996    31, 1995
                          ---------    --------    --------
                            (Housing Revenue in Thousands)

Northeast Region:
  Housing Revenues........ $445,817    $460,931    $492,388
  Homes Delivered.........    2,128       2,364       2,707
  Average Price........... $209,500    $194,979    $181,894

North Carolina:
  Housing Revenues........ $125,242    $123,347    $115,919
  Homes Delivered.........      695         738         718
  Average Price........... $180,204    $167,137    $161,447

Florida:
  Housing Revenues........ $ 74,146    $ 99,085    $ 67,272
  Homes Delivered.........      418         632         451
  Average Price........... $177,382    $156,780    $149,162

Metro Washington D.C.:
  Housing Revenues........ $ 14,398    $ 16,749    $ 36,006
  Homes Delivered.........       70          75         186
  Average Price........... $205,685    $223,320    $193,581

California:
  Housing Revenues........ $ 69,252    $ 64,570    $ 27,707
  Homes Delivered.........      365         325         149
  Average Price........... $189,731    $198,677    $185,953

Poland(97) and Other(95):
  Housing Revenues........ $  2,952          --    $  1,189
  Homes Delivered.........       41          --          33
  Average Price........... $ 72,000          --    $ 36,030

Combined Total:
  Housing Revenues........ $731,807    $764,682    $740,481
  Homes Delivered.........    3,717       4,134       4,244
  Average Price........... $196,881    $184,974    $174,477

     Information on homes delivered by product type is set forth below:

                                         Year Ended
                                -----------------------------
                                October    October   October
                                31, 1997   31, 1996  31, 1995
                                --------   --------  --------
                               (Housing Revenues in Thousands)

First Time Buyer Product(1)
  Housing Revenues............. $ 52,589   $ 77,682  $108,052
  Homes Delivered..............      407        619       878
  Percentage of Housing
   Revenues....................       7%        10%       15%

Move-Up Buyer Product(2)
  Housing Revenues............. $679,218   $687,000  $632,429
  Homes Delivered..............    3,310      3,515     3,366
  Percentage of Housing
   Revenues....................      93%        90%       85%

(1) First time buyer product consists of all of the Company's multi-family attached home products other than townhouses with garages.
(2) Move-up buyer product consists of single family detached homes and townhouses with garages.

     The Company's net sales contracts increased to $762,750,000 for the year ended October 31, 1997 from $738,331,000 for the year ended October 31, 1996 or 3.3%, and was the net result of a 2.4% decrease in the number of homes contracted to 4,073 in 1997 from 4,175 in 1996 and a 5.9% increase in the average home base sales prices. On a market area and dollar basis, California achieved the highest increase of 45.3%, followed by Metro Washington D.C. with a 30.1% increase, the Northeast Region with a 5.0% increase and North Carolina with a 3.3% increase. Only Florida had a decrease due to the downsizing of the division.

     During the year ended October 31, 1997 the Company has written down certain residential communities, and written off certain residential land options including approval, engineering and capitalized interest costs. In Florida the Company's return on investment has been unsatisfactory. As a result, the Company established a goal to reduce its investment in Florida by $25.0 million. To do so on an accelerated basis, it reduced prices and offered pricing concessions in most Florida residential communities. The Company also decided to sell all inactive properties in Florida. In the Northeast Region the Company changed the product type to be constructed on a parcel of land it owns. In an active community in the Northeast Region, the Company incurred unforeseen development costs. Also in the Northeast the Company decided to sell an optioned property instead of developing it. As a result, such inventories were written down in the aggregate $9,258,000 during the year ended October 31, 1997. Also in the Northeast Region three optioned properties and related approval, engineering and capitalized interest costs amounting to $4,761,000 were written off. Total writedowns and write-offs of residential inventories are presented on the consolidated statement of income as "Inventory impairment loss." See "Notes to Consolidated Financial Statements - Note 10" for additional explanation.

     As of October 31, 1997, the following table summarizes the Company's active communities under development:
                                                         (1)        (2)
                                                  Contracted   Remaining
                     Commun-  Approved    Homes      Not       Home Sites
                      ities     Lots    Delivered  Delivered   Available
                     -------  --------  ---------  ---------   ----------

  Northeast Region......    37      9,701     2,700       1,268       5,733
  North Carolina........    34      3,035     1,242         225       1,568
  Florida...............     6      1,943     1,359         150         434
  Metro Washington D.C..     4        359        49          27         283
  California............     6      1,107       426         137         544
  Poland................     1        107        41          39          27
                         -------  --------  ---------  ---------   ----------
     Total                 88     16,252     5,817       1,846       8,589
                         =======  ========  =========  =========   ==========

(1)  Includes 24 lots under option.

(2) Of the total home sites available, 579 were under construction or completed (including 101 models and sales offices), 3,968 were under option, and 762 were financed through purchase money mortgages.

     In addition, in substantially completed or suspended developments, the Company had 43 homes under construction or completed including 25 homes which are under contract and 1 model. The Company also had 211 lots without construction (1 under contract) in these substantially completed or suspended developments.

     As of October 31, 1997, the following table summarizes the Company's started or completed unsold homes:

                                   Unsold
                                   Homes        Models      Total
                                   ------       ------      -----

Northeast Region..................   279           63         342
North Carolina....................    83           --          83
Florida...........................    47           11          58
Metro Washington D.C..............    16           10          26
California........................    60           16          76
Poland............................    10            2          12
                                   ------       ------      -----
     Total                           495          102         597
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

     At October 31, 1997 and October 31, 1996, the Company had a backlog of signed contracts for 1,872 homes and 1,516 homes, respectively, with sales values aggregating $374,314,000 and $292,376,000, respectively. Substantially all of the Company's backlog at October 31, 1997 is expected to be completed and closed within the next twelve months. At December 31, 1997 and 1996, the Company's backlog of signed contracts was 1,779 homes and 1,685 homes, respectively, with sales values aggregating $360,969,000 and $326,795,000, respectively.


RESIDENTIAL LAND INVENTORY

     It is the Company's objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in its housing markets. Controlled land as of October 31, 1997, exclusive of communities under development described under "Business and Properties -- Residential Development Activities," is summarized in the following table:

                     Number
                      of        Proposed    Total Land
                    Proposed   Developable    Option         Book
                   Communities     Lots        Price        Value(1)(2)
                   -----------  -----------  -----------    -----------
                                                    (In Thousands)
Northeast Region:
  Under Option........       27       7,371      $123,734        $ 20,628
  Owned...............        6         451                        17,534
                        --------   -----------                 -----------
     Total............       33       7,822                        38,162
                        --------   -----------                 -----------
North Carolina:
  Under Option........        4         296      $  7,404              23
  Owned...............        1          80                           409
                        --------   -----------                 -----------
     Total............        5         376                           432
                        --------   -----------                 -----------
Florida:
  Under Option........        1         131      $  4,788             232
  Owned...............        3       1,038                         4,059
                        --------   -----------                 -----------
     Total............        4       1,169                         4,291
                        --------   -----------                 -----------
Metro Washington, D.C.:
  Under Option........        1           38     $    855             139
                        --------   -----------                 -----------
California:
  Under Option........        4          331     $ 21,927           3,681
                        --------   -----------                 -----------
Totals:
  Under Option........       37        8,167                       24,703
  Owned...............       10        1,569                       22,002
                        --------   -----------                 -----------
Combined Total........       47        9,736                     $ 46,705
                        ========   ===========                 ===========

(1) Properties under option also includes costs incurred on properties not under option but which are under investigation. For properties under option, the Company paid, as of October 31, 1997, option fees and deposits aggregating approximately $7,987,000. As of October 31, 1997, the Company spent an additional $16,716,000 in non-refundable predevelopment costs on such properties.

(2) The book value of $46,705,000 plus Poland investigation costs of $96,000 on one parcel of land, totals $46,801,000 which is identified on the balance sheet as "Inventories - land, land options, and cost of projects in planning."

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

     In Florida, the Company is focusing its development efforts primarily in the southeast. Emphasis is principally on building single family detached
homes.   As a result of its decision to downsize, the Company is attempting to sell all its land in other locations, including the parcels of owned land included in the table on the previous page.

     In California, the Company has focused its development efforts in the southern region. Here the emphasis is on affordable housing and will consist of single family attached and detached homes. Where possible, the Company plans to option developed or partially developed lots with no more than fifty to seventy-five lots to be taken down during any twelve month period. With a dwindling supply in California of developed lots, some land parcels will be optioned which will require the full range of development activities. Option fees range up to 10% of the land value.


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

     KHM plans to grow its mortgage banking operations. Initially, KHM focused on originating loans from customers who purchase homes from Hovnanian Enterprises, Inc. affiliates. KHM's objective is to increase the capture rate of these customers from the 42% rate achieved in fiscal 1997 to 60% over the next several years. Additionally it has reduced the time to approve a loan to under five days. KHM believes it now offers superior mortgage products and services and is exploring methods to offer its mortgage products and services to unrelated third parties. These methods include direct mailings, telemarketing activities and the solicitation of real estate and mortgage brokers.


RENTAL PROPERTY DEVELOPMENT ACTIVITIES AND LAND INVENTORY

     The Company had previously diversified its business, on a limited scale, through the development, acquisition and ownership of commercial properties, primarily in central New Jersey, and, to a lesser extent, in Florida, but is exiting this business (see "Item 7 - Management's Dicsussion and Analysis of Financial Condition and Results of Operations").


CERTAIN OPERATING POLICIES AND PROCEDURES

     Financial Goals. The Company has been focusing on housing margin improvement and de-emphasizing revenue growth. Housing revenues rose from $566 million during the year ended February 28, 1994 to $783 million for the year ended October 31, 1996, but dropped off to $759 million for the year ended October 31, 1997. During this time, housing margins have decreased from 18.0% in 1994 to 15.6% in 1997. To improve its housing margin, the Company is focusing on reducing overheads, increasing associate productivity and reducing construction costs by decreasing construction cycle times and using national and regional contracts. Also the Company has consolidated its vendor base and centralized purchasing functions in the Northeast Region which, when implemented in all of the Northeast Region's communities, is projected to result in increased housing margins.

     Strategic Initiatives. In order to help improve housing margins the Company previously introduced three strategic initiatives. These initiatives are Partners In Excellence, Process Redesign, and Training.

     Partners In Excellence (the Company's total quality management initiative) is intended to focus on improving the way operations are performed. It involves all Company associates through a systematic, team-oriented approach to improvement. It increases the Company's profits by streamlining processes and by reducing errors which cost money. The Company was recognized for its efforts by receiving the 1997 gold National Housing
Quality Award from Professional Builder and The NAHB Research Center.

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

     Marketing and Sales. The Company's residential communities are sold principally through on-site sales offices. In order to respond to its customers' needs and trends in housing design, the Company relies upon its internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. The Company makes use of newspaper, radio, magazine, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in its comprehensive marketing program. For the year ended October 31, 1997, the Company's advertising expenditures totaled $12,559,000.

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

     Customer Financing. The Company sells its homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 1997, approximately 42% of the Company's customers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiary, with a substantial portion of the Company's remaining customers obtaining mortgages from various independent lending institutions. Mortgages originated by the Company's wholly-owned mortgage banking subsidiary are sold in the secondary market.

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

     Company Offices. The Company owns its corporate headquarters, a four-story, 24,000 square feet office building located in Red Bank, New Jersey, a 17,450 square feet office building located in Winston-Salem, North Carolina, and 17,225 square feet in a Middletown, New Jersey condominium office building. The Company leases office space consisting of 38,600 square feet in various New Jersey locations, 8,400 square feet in Fairfax, Virginia, 13,000 square feet in various North Carolina locations, 15,900 square feet in West Palm Beach, Florida, and 8,100 square feet in southern California.

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

     In November 1992 the Company and the Settling Associations entered into a settlement agreement with most of the Defendants. Based upon the settlement monies received, the use of the Settling Associations' roof shingle reserves, and the actual expenditures in performing the repairs, the Company believes the repair costs will not require it to set aside future reserves for such roof repairs. Currently the Company believes there is no additional liability relating to fire-retardant plywood.

     In addition, the Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended October 31, 1997 no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

     The number of shares and all data presented on a per share basis in this Form 10-K have been adjusted to give effect to all stock splits. The Company's Class A Common Stock is traded on the American Stock Exchange and was held by approximately 930 shareholders of record at January 2, 1998. There is no established public trading market for the Company's Class B Common Stock, which was held by approximately 750 shareholders of record at January 2, 1998. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for the Company's Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 1997, 1996, and 1995:

                             Class A Common Stock
               ------------------------------------------------
               Oct. 31, 1997    Oct. 31, 1996    Oct. 31, 1995
               --------------   --------------   --------------
Quarter         High    Low      High    Low      High    Low
-------        ------  ------   ------  ------   ------  ------
First........   $7.63   $5.63    $7.75   $6.25    $6.25   $4.75
Second.......   $7.00   $6.25    $8.25   $6.25    $6.50   $5.00
Third........   $7.13   $5.69    $7.25   $5.06    $7.13   $5.25
Fourth.......   $8.13   $6.75    $6.63   $5.50    $8.25   $5.31

     Certain debt instruments to which the Company is a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $41,578,000 was free of such restrictions at October 31, 1997. The Company has never paid dividends nor does it currently intend to pay dividends.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and its consolidated subsidiaries and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.


                                                               Eight
                                         Year Ended            Months  Year Ended
                                ----------------------------   Ended   ---------
Summary Consolidated            October   October   October   October   February  February
Income Statement Data           31, 1997  31, 1996  31, 1995  31, 1994  28, 1994  28, 1993
------------------------------- --------  --------  --------  --------  --------  --------
                                    (In Thousands Except Per Share Data)
Revenues....................... $784,136  $807,464  $777,745  $386,585  $587,010  $429,315
Expenses.......................  796,260   782,458   756,091   402,090   557,859   414,790
                                --------  --------  --------  --------  --------  --------
Income(loss) before income
  taxes and extraordinary loss.  (12,124)   25,006    21,654   (15,505)   29,151    14,525
State and Federal income taxes.   (5,154)    7,719     7,526    (5,075)    9,229     4,735
Extraordinary loss.............       --        --        --        --    (1,277)       --
                                --------  --------  --------  --------  --------  --------
Net income (loss).............. $ (6,970) $ 17,287  $ 14,128  $(10,430) $ 18,645  $  9,790
                                ========  ========  ========  ========  ========  ========

Earnings per common share:
  Income (loss) before
    extraordinary loss......... $  (0.31) $   0.75  $   0.61  $   (.46) $    .87  $    .43
  Extraordinary loss...........       --        --        --        --      (.05)       --
                                --------  --------  --------  --------  --------  --------
Net income (loss).............. $  (0.31) $   0.75  $   0.61  $   (.46) $    .82  $    .43
                                ========  ========  ========  ========  ========  ========
Weighted average number of
  common shares outstanding....   22,615    23,037    23,032    22,906    22,821    22,775


Summary Consolidated            October   October   October   October   February  February
Balance Sheet Data              31, 1997  31, 1996  31, 1995  31, 1994  28, 1994  28, 1993
------------------------------- --------  --------  --------  --------  --------  --------
Total assets................... $637,082  $614,111  $645,378  $612,925  $539,602  $465,029
Mortgages and notes payable.... $184,519  $145,336  $183,044  $167,179  $ 68,244  $ 66,699
Bonds collateralized by
  mortgages receivable......... $  7,855  $  9,231  $ 17,880  $ 20,815  $ 30,343  $ 39,914
Participating senior
  subordinated debentures
  and subordinated notes....... $190,000  $200,000  $200,000  $200,000  $200,000  $152,157
Stockholders' equity........... $178,762  $193,622  $176,335  $162,130  $171,001  $151,937


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash uses during the twelve months ended October 31,1997 were for operating expenses, seasonal increases in housing inventories, construction, income taxes and interest. The Company provided for its cash requirements from outside borrowings, the revolving credit facility, the sale of a commercial facility, and land purchase notes, as well as from housing, land sales, and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     In December 1996 the Board of Directors authorized a stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of October 31, 1997, 1,184,400 shares were repurchased under this program.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") which provides a revolving credit line and letter of credit line of up to $245,000,000 through March 2000. Interest is payable monthly and at various rates of either prime plus 1/8% or Libor plus 1.625%.
The Company believes that it will be able either to extend the Agreement beyond March 2000 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of October 31, 1997, borrowings under the Agreement were $95,000,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of October 31, 1997 was $190,000,000. Annual sinking fund payments of $10,000,000 and $20,000,000 are required in April 2001 and 2002, respectively, with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005, respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of October 31, 1997, the aggregate outstanding principal amount of such borrowings was $53,678,000.

     The book value of the Company's inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                          October 31,   October 31,
                                             1997          1996
                                          ------------  ------------

Residential real estate inventory.......  $410,393,000  $376,307,000
Residential rental property.............    11,412,000    12,190,000
                                          ------------  ------------
    Total residential real estate.......   421,805,000   388,497,000
Commercial properties...................    38,946,000    53,204,000
                                          ------------  ------------
    Combined Total......................  $460,751,000  $441,701,000
                                          ============  ============

     Total residential real estate increased $33,308,000 from October 31, 1996 to October 31, 1997 as a result of an inventory increase of $51,407,000 which was partially offset by the reallocation of land and approval costs to commercial properties (see below), the writedown of certain communities under development or land held for sale, and the write-off of optioned parcels of land and related approval, engineering and capitalized interests costs. See "Notes to Consolidated Financial Statements - Note 10." The increase in residential real estate inventory was primarily due to the Company's efforts to increase deliveries in its first quarter requiring higher inventory levels which were offset somewhat by the Company reducing inventories in the Florida market where competition has reduced its sales volume. Residential homes under construction or completed and included in residential real estate inventory at October 31, 1997 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots included in the Company's total residential real estate:

                                     Total         Contracted       Remaining
                                     Home              Not             Lots
                                     Lots          Delivered        Available
                                   --------        ----------       ---------
October 31, 1997:
   Owned..........................   8,266             1,848           6,418
   Optioned.......................  12,159                24          12,135
                                   --------        ----------       ---------
     Total........................  20,425             1,872          18,553
                                   ========        ==========       =========
October 31, 1996:
   Owned..........................   9,819             1,440           8,379
   Optioned.......................  12,041                76          11,965
                                   --------        ----------       ---------
     Total........................  21,860             1,516          20,344
                                   ========        ==========       =========

     The following table summarizes the Company's started or completed unsold homes in active, substantially completed and suspended communities:

                               October 31,                  October 31,
                                  1997                         1996
                      --------------------------    -------------------------
                      Unsold                        Unsold
                      Homes     Models    Total     Homes     Models    Total
                      ------    ------    ------    ------    ------    ------

Northeast Region....    279        63       342       242        71       313
North Carolina......     83        --        83        68        --        68
Florida.............     47        11        58        51        10        61
Virginia............     16        10        26        18         3        21
California..........     60        16        76        67        24        91
Poland..............     10         2        12         2         2         4
                      ------    ------    ------    ------    ------    ------
   Total                495       102       597       448       110       558
                      ======    ======    ======    ======    ======    ======

     Previously the Company's commercial properties represented long-term investments in commercial and retail facilities completed or under development. At the end of the second quarter the Company announced it was planning an orderly exit from the business of owning investment properties. The Company plans to sell its investment properties (except for the two senior citizen rental communities) which after the elimination of debt will net approximately $35.0 million to be redeployed in its residential homebuilding business. Management believes redeployment of this capital will enhance future profitability of the Company. In accordance with FAS 121, the Company reevaluated such properties as held for sale. Since certain investment properties' carrying amounts exceeded the fair value less selling costs, an impairment loss was recorded against the related asset. These writedowns were on New Jersey and Florida properties. See "Notes to Consolidated Financial Statements - Note 10." In New Jersey the Company also wrote off the costs related to an option and related approval, engineering and capitalized interest costs. The writedowns and write-offs of investment properties amounted to $14,446,000. The writedowns and write-offs were partially offset by the reallocation of land and approval costs on a multi-use parcel of land. As a result of the reallocation, $7,143,000 was added to investment properties held for sale from homebuilding land held for future development.

     Since the announcement, the Company sold one retail center which had a book value of $10,117,000 at October 31, 1996 and a loan balance of $11,376,000 at the time of sale, for $15,100,000. The remaining commercial properties with a book value of $38,946,000 and a loan balance of $19,241,000, both at October 31, 1997 have an estimated sales value of approximately $54,000,000. In November 1997, four properties with a book value of $19,585,000 and a loan balance of $13,530,000 at October 31, 1997 were sold for $24,700,000. The balance of the properties are expected to be sold before October 31, 1998. In addition, a 50% owned partnership is under contract to sell its retail center. Net proceeds to the Company from the sale should amount to approximately $2,600,000.

     Collateral Mortgage Financing - collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - mortgage loans held for sale consist of residential mortgages receivable of which $47,660,000 and $57,095,000 at October 31, 1997 and October 31, 1996, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.


RESULTS OF OPERATIONS

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprised primarily of New Jersey, southern New York state, and eastern Pennsylvania), in southeastern Florida, North Carolina, Metro Washington, D. C. (northern Virginia), southern California, and Poland. Operations in Poland began for the first time during the year ended October 31, 1996, but deliveries did not occur until the year ended October 31, 1997. In addition, the Company had developed and operates commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida, but is exiting this business (see "Investment Properties" below).

     During the years ended October 31, 1997, 1996, and 1995, the Company's Northeast Region and North Carolina Division housing operations consistently produced operating profits. In fiscal 1997 the Company's California housing operations produced a small profit for the first time since its startup in 1994. These profits have been reduced by net losses from its other housing divisions, its other operations, the writedown of certain residential inventories and commercial properties to their estimated fair value and the write-off of optioned properties and related approval, engineering and capitalized interest costs. See "Notes to Consolidated Financial Statements - Note 10".


Total Revenues

     Compared to the same prior period revenues increased (decreased) as follows:

                                               Year Ended
                                     -----------------------------
                                     October    October    October
                                     31, 1997   31, 1996   31, 1995
                                     ---------  ---------  ---------
                                         (Dollars in Thousands)
Homebuilding:
  Sale of homes......................$(32,875)  $ 24,201   $ 69,611
  Land sales and other revenues......   8,371      3,214      5,640
Financial services...................    (481)       868        (25)
Investment properties................   2,838      1,388       (792)
Collateralized mortgage financing....  (1,181)        48     (1,132)
                                     ---------  ---------  ---------
     Total change....................$(23,328)  $ 29,719   $ 73,302
                                     =========  =========  =========
  Percent change....................    (2.9%)      3.8%      10.4%
                                     =========  =========  =========

Homebuilding

     Compared to the same prior period, housing revenues decreased $32.9 million or 4.3% for the year ended October 31, 1997, after increasing $24.2 million or 3.3% for the year ended October 31, 1996, and $69.6 million or 10.4% for the year ended October 31, 1995. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                                         Year Ended
                              ---------------------------------
                              October     October     October
                              31, 1997    31, 1996    31, 1995
                              ---------   ---------   ---------
                                   (Dollars in Thousands)
Northeast Region:
  Housing Revenues............$445,817    $460,931    $492,388
  Homes Delivered.............   2,128       2,364       2,707

North Carolina:
  Housing Revenues............$125,242    $123,347    $115,919
  Homes Delivered.............     695         738         718

Florida:
  Housing Revenues............$ 74,146    $ 99,085    $ 67,272
  Homes Delivered.............     418         632         451

Metro Washington, D. C.:
  Housing Revenues............$ 14,398    $ 16,749    $ 36,006
  Homes Delivered.............      70          75         186

California:
  Housing Revenues............$ 69,252    $ 64,570    $ 27,707
  Homes Delivered.............     365         325         149

Poland (97) and Other(95):
  Housing Revenues............$  2,952         --     $  1,189
  Homes Delivered.............$     41         --           33

Totals:
  Housing Revenues............$731,807    $764,682    $740,481
  Homes Delivered.............   3,717       4,134       4,244

     The overall decrease in housing revenues is a combination of fewer deliveries offset somewhat by increases in average sales prices. The decrease in the number of homes delivered during the year ended October 31, 1997 is primarily due to the decreased deliveries in the Northeast Region and Florida. The decrease in the Northeast was due to the timing of deliveries and the Company's desire to even out deliveries over the four quarters of fiscal 1998. In Florida, deliveries declined since the Company cut back its operations due to a highly competitive market. The increased average sales prices are primarily the result of diversifying the Company's product mix in the Northeast Region to include more detached single family homes and larger townhouses with garages designed for the move-up buyer. In Florida, average sales prices increased as a result of fewer communities, all of which are higher priced single family developments. In North Carolina, average sales prices increased primarily due to the addition of higher priced communities. In Metro Washington, D.C. average sales prices decreased because there was a lower percentage of single family detached homes delivered. In California sales prices decreased due to a change in product mix to smaller less expensive homes.

     Unaudited quarterly housing revenues and sales contracts using base sales prices by market area for the years ending October 31, 1997, 1996, and 1995 are set forth below:

                                            Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1997   31, 1997   30, 1997   31, 1997
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $193,513   $118,186   $ 70,678   $ 63,440
  North Carolina.............   41,566     35,293     26,341     22,042
  Florida....................   28,951     14,325     17,042     13,828
  Metro Washington, D.C......    5,214      2,759      3,018      3,407
  California.................   23,317     15,113     18,489     12,333
  Poland.....................    1,212      1,008        667         65
                              ---------  ---------  ---------  ---------
      Total.................. $293,773   $186,684   $136,235   $115,115
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $134,280   $124,860   $118,840   $ 92,544
  North Carolina.............   29,409     30,339     35,988     31,506
  Florida....................   11,134     15,296     21,399      9,708
  Metro Washington, D.C......    5,618      3,761      5,279      2,478
  California.................   24,255     22,785     22,383     16,268
  Poland.....................    2,109        436        468      1,607
                              ---------  ---------  ---------  ---------
      Total.................. $206,805   $197,477   $204,357   $154,111
                              =========  =========  =========  =========

                                            Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1996   31, 1996   30, 1996   31, 1996
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $210,951   $112,665   $ 81,950   $ 55,365
  North Carolina.............   44,334     33,506     24,445     21,062
  Florida....................   38,910     21,407     20,890     17,878
  Metro Washington, D.C......    5,538      3,614      3,200      4,397
  California.................   25,747     15,936     13,019      9,868
                              ---------  ---------  ---------  ---------
      Total.................. $325,480   $187,128   $143,504   $108,570
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $149,930   $ 94,933   $147,576   $ 55,785
  North Carolina.............   28,973     31,485     43,136     19,594
  Florida....................   13,485     19,668     41,003     19,315
  Metro Washington, D.C......    1,638      2,249      5,821      3,463
  California.................   16,419     14,847     19,496      8,209
  Poland.....................    1,306         --         --         --
                              ---------  ---------  ---------  ---------
      Total.................. $211,751   $163,182   $257,032   $106,366
                              =========  =========  =========  =========

                                           Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1995   31, 1995   30, 1995   31, 1995
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $228,548   $101,431   $ 89,536   $ 72,874
  North Carolina.............   41,581     29,670     23,083     21,585
  Florida....................   23,387     14,037     13,931     15,917
  Metro Washington, D.C......    9,764     12,335      9,021      4,886
  California.................   16,545      5,902      3,166      2,094
  Other......................      --         --         870        318
                              ---------  ---------  ---------  ---------
      Total.................. $319,825   $163,375   $139,607   $117,674
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $102,506   $104,449   $115,774   $ 78,964
  North Carolina.............   28,494     33,017     32,208     25,529
  Florida....................   19,197     17,541     19,734     13,214
  Metro Washington, D.C......    4,621      9,325     13,719      5,094
  California.................   13,624     10,989      7,014      4,227
  Other......................      --         --         751         42
                              ---------  ---------  ---------  ---------
      Total.................. $168,442   $175,321   $189,200   $127,070
                              =========  =========  =========  =========

     The Company's contract backlog using base sales prices by market area is set forth below:

                                 October    October    October
                                 31, 1997   31, 1996   31, 1995
                                 ---------  ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
   Total Contract Backlog........$266,889   $198,248   $176,517
   Number of Homes...............   1,287        977        885

North Carolina:
   Total Contract Backlog........$ 45,879   $ 43,587   $ 43,336
   Number of Homes...............     232        233        253

Florida:
   Total Contract Backlog........$ 25,315   $ 36,910   $ 36,213
   Number of Homes...............     150        217        243

Metro Washington, D. C.:
   Total Contract Backlog........$  7,621   $  4,252   $  6,592
   Number of Homes...............      27         24         28

California:
   Total Contract Backlog........$ 25,636   $  8,073   $ 13,043
   Number of Homes...............     137         46         67

Poland:
   Total Contract Backlog........   2,974   $  1,306        --
   Number of Homes...............      39         19        --

Totals:
   Total Contract Backlog........$374,314   $292,376   $275,701
   Number of Homes...............   1,872      1,516      1,476

     The Company has written down or written off certain residential inventories $14.0 million, $1.6 million and $2.8 million during the years ended October 31, 1997, 1996, and 1995, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements - Note 10" for additional explanation. These writedowns and writeoffs were incurred primarily because of lower property values due to economic downturns, a change in the marketing strategy to liquidate a particular property, or the decision not to exercise an option.

     During the year ended October 31, 1997 the Company has written down certain residential communities, and written off certain residential land options including approval, engineering and capitalized interest costs. In Florida the Company's return on investment has been unsatisfactory. As a result, the Company established a goal to reduce its investment in Florida by $25.0 million. To do so on an accelerated basis, it reduced prices and offered pricing concessions in all Florida residential communities. The Company also decided to sell all inactive properties in Florida. In the Northeast Region the Company changed the product type to be constructed on a parcel of land it owns. In an active community in the Northeast Region the Company incurred unforeseen development costs. Also in the Northeast the Company decided to sell an optioned property instead of developing it. The result of the above decisions was a reduction in fair values below carrying amounts and, in accordance with FAS 121, the Company recorded an impairment loss on the related inventories.
At October 31, 1997 residential inventories were reduced $9.3 million to reduce such inventories to estimated fair value. The Northeast Region also wrote off costs associated with three option properties and related approval, engineering and capitalized interest costs amounting to $4.7 million. In two cases, the Company decided not to exercise the option due to environmental problems. The third option was not exercised because the community's proforma profitability did not produce an adequate return on investment commensurate with the risk.

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

     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                       Year Ended
                             ---------------------------------
                             October     October     October
                             31, 1997    31, 1996    31, 1995
                             ---------   ---------   ---------
                                  (Dollars In Thousands)

Sale of homes..............  $731,807    $764,682    $740,481
Cost of sales..............   617,312     638,944     617,681
                             ---------   ---------   ---------
Housing gross margin.......  $114,495    $125,738    $122,800
                             =========   =========   =========
Gross margin percentage....     15.6%       16.4%       16.6%
                             =========   =========   =========

     Cost of sales expenses as a percentage of home sales revenues are presented below:

                                      Year Ended
                             ---------------------------------
                             October     October     October
                             31, 1997    31, 1996    31, 1995
                             ---------   ---------   ---------
                                  (Dollars In Thousands)

Sale of homes..............    100.0%      100.0%      100.0%
                             ---------   ---------   ---------
Cost of sales:
  Housing, land and
   development costs.......     76.0        75.5        75.1
  Commissions..............      2.0         1.7         1.9
  Financing concessions....      0.9         1.0         0.8
  Overheads................      5.5         5.4         5.6
                             ---------   ---------   ---------
Total cost of sales........     84.4        83.6        83.4
                             ---------   ---------   ---------
Gross margin...............     15.6%       16.4%       16.6%
                             =========   =========   =========

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated gross margin will fluctuate up or down. During the year ended October 31, 1997 gross margins decreased in all the Company's markets compared to the same period last year. This decline was primarily caused by higher housing, land and development costs and commission expenses. 0.3% of the increase was the result of unforeseen development costs in one community in the Northeast Region. The balance of the increase in housing, land and development costs was due to a higher number of communities not obtaining acceptable housing, land and development cost performance. The increase in commissions was the result of more co-broker sales and sales associate incentives to increase sales.

     During the year ended October 31, 1996 gross margins improved in all the Company's markets except Metro Washington, D.C. compared to the year ended October 31, 1995. These increases were offset by a change in geographic and product mix with an additional 6.2% of home deliveries coming from outside the Northeast Region where gross margins are traditionally lower.

     Selling and general administrative expenses increased $1.8 million and $0.8 million for the years ended October 31, 1997 and 1996, respectively. As a percentage of homebuilding revenues such expenses increased to 8.2% for the year ended October 31, 1997 from 7.7% for the year ended October 31, 1996 which had decreased from 7.9% for the prior year. The dollar increase is due primarily to increased advertising and sales center operations. The percentage increase during the year ended October 31, 1997 was due to increased costs while home deliveries declined. The percentage decrease in 1996 was due to increased deliveries.


Land Sales and Other Revenues

     Land sales and other revenues consist primarily of land and lot sales, interest income, contract deposit forfeitures, corporate owned life insurance benefits, and California housing management operations.

     A breakout of land and lot sales is set forth below:

                                                Year Ended
                                       ----------------------------
                                       October   October   October
                                       31, 1997  31, 1996  31, 1995
                                       --------  --------  --------
                                              (In Thousands)

Land and lot sales...................  $22,855   $13,998   $ 8,101
Cost of sales........................   17,005    12,548     6,714
                                       --------  --------  --------
Land and lot sales gross margin......  $ 5,850   $ 1,450   $ 1,387
                                       ========  ========  ========

Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

     During the year ended October 31, 1995 other revenues also included a $1.0 million gain from the sale of an investment and $1.2 million of net interest receipts due to amendments to prior years' Federal income tax returns. In 1994 the Company purchased a home building and management company in California. Although no new management contracts were obtained, existing contracts resulted in $1.0 million of revenues for the year ended October 31, 1995. Included in Other Operations (see below) are expenses associated with the California homebuilding management operations and amortization of all of the acquisition price.


Financial Services

     Financial services consists primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market. Approximately 42%, 41%, and 34% of the Company's homebuyers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiaries during the years ended October 31, 1997, 1996, 1995, respectively. The Company's mortgage banking goals are to improve profitability by increasing the capture rate of its homebuyers and expanding its business to include originations from unrelated mortgages. In addition, its goals included reducing expenses by reducing mortgage processing time. The processing time from application to issuance of approval was reduced to an average of under 10 days. As a result of increased capture rates of Company homebuyers, the Company expects to be profitable in fiscal 1998 and beyond. Most servicing rights on new mortgages originated by the Company will be sold as the loans are closed.


Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. See "Capital Resources and Liquidity" for information on the Company's decision to sell its investment properties. As a result, the Company wrote down or wrote off investment property assets of $14,446,000. At October 31, 1997, the Company owned and was leasing two office buildings, three office/warehouse facilities, one retail center, and two senior citizen rental communities. The Company plans to liquidate all properties (except for senior rentals) by October 31, 1998. During the years ended October 31, 1997 and 1996, investment property revenues included a $4.9 million pretax gain and a $2.0 million pretax gain, respectively, from the sale of two retail centers, one in each year.
Investment properties' expenses do not include interest expense
(see "Interest" below).


Collateralized Mortgage Financing

     In the years prior to February 29, 1988 the Company pledged mortgage loans originated by its mortgage banking subsidiaries against collateralized mortgage obligations ("CMO's"). Subsequently, the Company discontinued its CMO program. As a result, CMO operations are diminishing as pledged loans are decreasing through principal amortization and loan payoffs, and related bonds are reduced. In recent years, as a result of bonds becoming callable, the Company has also sold a portion of its CMO pledged mortgages.


Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. As a percentage of total revenues such expenses were 1.9%, 1.7%, and 1.7% for the years ended October 31, 1997, 1996, and 1995, respectively. Such expenses include the Company's long term improvement initiatives of total quality, process redesign (net of capitalized expenses), and training. Such initiatives resulted in additional expenses for the years ended October 31, 1997, 1996, and 1995 amounting to $2.2 million, $1.6 million, and $2.0 million, respectively. In 1997 all Corporate bonuses to be paid based on Return on Equity were eliminated due to the net loss for the year. For the year ended October 31, 1996 such expenses included a one-time insurance adjustment. In 1997 and 1996 such expenses also included increased depreciation on recently acquired computer equipment for all Company locations and increased Information Services operations.

     The Company has assessed and formulated a plan to resolve any year 2000 issues. The plan includes internal and external resources. The Company does not anticipate this plan to have a material impact on future earnings and is expected to be completed by the end of fiscal 1999.

Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                                           Year Ended
                                 -------------------------------
                                 October    October    October
                                 31, 1997   31, 1996   31, 1995
                                 ---------  ---------  ---------
                                          (In Thousands)

Sale of homes..................  $ 29,505   $ 25,992   $ 24,706
Land and lot sales.............       962        657        735
Rental properties..............     5,308      5,508      5,303
                                 ---------  ---------  ---------
Total..........................  $ 35,775   $ 32,157   $ 30,744
                                 =========  =========  =========

Housing interest as a percentage of sale of home revenues amounted to 4.0%, 3.4%, and 3.3% for the years ended October 31, 1997, 1996, and 1995, respectively. The increase in the percentage for the year ended October 31, 1997 was primarily the result of the Company discontinuing the capitalization of interest on communities in planning which were not under active development. As a result, interest expense increased approximately $2.8 million for the year ended October 31, 1997.


Other Operations

     Other operations consisted primarily of miscellaneous residential housing operations, amortization of prepaid subordinated note issuance expenses, corporate owned life insurance loan interest, and California housing management operations (see "Land Sales and Other Revenues" above). During the year ended October 31, 1995 other expenses included California housing management expenses and amortization of purchased management contracts amounting to $1.2 million. The years ended October 31, 1996 and 1995 also included the cost of organizational restructuring amounting to $0.3 million and $1.3 million, respectively, in the Northeast Region and California.


Total Taxes

     Net tax benefits as a percentage of the loss before income taxes amounted to 42.5% for the year ended October 31, 1997. Total taxes as a percentage of income before income taxes amounted to 30.9% and 34.8% for the years ended October 31, 1996 and 1995, respectively. Deferred federal and state income tax assets primarily represents the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years. (See "Notes to Consolidated Financial Statements - Note 9" for an additional explanation of taxes.)


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

     Inflation has a lesser short-term effect on the Company because the Company generally negotiates fixed price contracts with its subcontractors and material suppliers for the construction of its homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between four to twelve months. Construction costs for residential buildings represent approximately 56% of the Company's total costs and expenses.


Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.


Item 9 - CHANGES IN OR DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the years ended October 31, 1997, 1996, and 1995, there have not been any changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item l0, except as set forth below under the heading "Executive Officers of the Registrant", is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on April 14, 1998, which will involve the election of directors.

Executive Officers of the Registrant

     The executive officers of the Company are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

                                                                 Year Started
       Name            Age             Position                  With Company

Kevork S. Hovnanian     74    Chairman of the Board and               l967
                                Director of the Company.

Ara K. Hovnanian        40    Chief Executive Officer, President      1967
                                and Director of the Company.

Paul W. Buchanan        47    Senior Vice President-Corporate         l981
                                Controller and Director of the
                                Company.

William L. Carpitella   43    Senior Vice President,
                                Organizational Development            1997

Peter S. Reinhart       47    Senior Vice President and General       1978
                                Counsel and Director of the
                                Company.

John J. Schimpf         48    Executive Vice President and            1981
                                Director of the Company.

J. Larry Sorsby         42    Senior Vice President, Treasurer        1988
                                and Chief Financial Officer and
                                Director of the Company


     Mr. K. Hovnanian founded the predecessor of the Company in l959 (Hovnanian Brothers, Inc.) and has served as Chairman of the Board of the Company since its incorporation in l967. Mr. K. Hovnanian was also Chief Executive
Officer of the Company from 1967 to July 1997.

     Mr. A. Hovnanian was appointed President in April 1988, after serving as Executive Vice President from March 1983. He has also served as Chief Executive Officer since July 1997. Mr. A. Hovnanian was elected a Director of the Company in December l98l. Mr. A. Hovnanian is the son of Mr. K. Hovnanian.

     Mr. Buchanan was appointed Senior Vice President-Corporate Controller in May l990, after serving as Vice President-Corporate Controller from March 1983. Mr. Buchanan was elected a Director of the Company in March l982.

     Mr. Carpitella joined the Company in September 1997. Prior to joining the Company Mr. Carpitella was Vice President, Human Resources for a division of Pulte Home Corp. from April 1995 to August 1997. From February 1992 Mr. Carpitella was Vice President Human Resources for Geo. J. Ball Co.

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

     Mr. Sorsby was appointed Senior Vice President, Treasurer and Chief Financial Officer of the Company in February, 1996 after serving as Senior Vice President-Finance/Treasurer of the Company since March 1991.


Item 11 - EXECUTIVE COMPENSATION

     The information called for by Item ll is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on April 14, 1998, which will involve the election of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item l2 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on April 14, l998, which will involve the election of directors.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item l3 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on April 14, 1998, which will involve the election of directors.

PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                                     Page

Financial Statements:

  Index to Consolidated Financial Statements.......................  F-1
  Independent Auditors' Report.....................................  F-2
  Consolidated Balance Sheets at October 31, 1997 and 1996.........  F-3
  Consolidated Statements of Operations for the years ended
     October 31, 1997, 1996, and 1995..............................  F-5
  Consolidated Statements of Stockholders' Equity for the years ended October 31, 1997, 1996, and 1995........................  F-6
  Consolidated Statements of Cash Flows for the years ended
     October 31, 1997, 1996, and 1995..............................  F-7
Notes to Consolidated Financial Statements.........................  F-8

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

     All other schedules are either not applicable to the Company or have been omitted because the required information is included in the financial statements or notes thereto.
Exhibits:

     3(a)  Certificate of Incorporation of the Registrant.(1)
     3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant.(8)
     3(c)  Bylaws of the Registrant.(8)
     4(a)  Specimen Class A Common Stock Certificate.(8)
     4(b)  Specimen Class B Common Stock Certificate.(8)
     4(c) Indenture dated as of April 29, 1992, relating to 11 1/4% Subordinated Notes between the Registrant and First Fidelity Bank, including form of 11 1/4% Subordinated Notes due April 15,
           2002.(2)
     4(d)  Indenture dated as of May 28, 1993, relating to 9 3/4%
           Subordinated Notes between Registrant and First Fidelity Bank, National Association, New Jersey, as Trustee, including form of
           9 3/4% Subordinated Note due 2005.(4)
     10(a) Credit Agreement dated July 30, 1993 among K. Hovnanian
           Enterprises, Inc., Hovnanian Enterprises, Inc., certain Subsidiaries Thereof, Midlantic National Bank, Chemical
           Bank, United Jersey Bank/Central, N.A., and NBD Bank, N.A.(7)
     10(b) Amendment to Credit Agreement among K. Hovnanian Enterprises,
           Inc., Hovnanian Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic National Bank, Chemical Bank, United Jersey Bank, NBD Bank, N.A., PNC Bank, National Association, Meridian Bank, Nations Bank of Virginia, N.A., First National Bank of Boston, and Continental Bank.(10)
     10(c) Second Amendment to Credit Agreement dated April 28, 1995 among
           K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic Bank,N.A., Chemical Bank, United Jersey Bank, NBD Bank, PNC Bank, National Association, Meridian Bank, Nations Bank, National Association, First National Bank of Boston, Bank of America Illinois, and Bank of America National Trust and Savings Association.(11)
     10(d) Third Amendment to Credit Agreement dated June 4, 1996 among
           K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., Certain Subsidiaries Thereof, Midlantic Bank,N.A., Chemical Bank, Meridian Bank, NationsBank,N.A., First National Bank of Boston, Bank of America Illinois, First National Bank of Chicago, Comerica Bank, and Credit Lyonnais.(12)
     10(e) Fourth Amendment to Credit Agreement dated May 1997 among
           K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., Certain Subsidiaries Thereof, PNC Bank, N.A., Chase Manhattan
           Bank, Corestates Bank, N.A., NationsBank,N.A., First National
           Bank of Boston, Bank of America Illinois, First National Bank of Chicago, Comerica Bank, and Credit Lyonnais. (13)
     10(f) Description of Management Bonus Arrangements.(8)
     10(g) Description of Savings and Investment Retirement Plan.(1)
     10(h) Stock Option Plan.(6)
     10(i) Management Agreement dated August 12, 1983 for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
     10(j) Agreement dated July 8, 1981 between Hovnanian Properties of
           Atlantic County, Inc. and Kevork S. Hovnanian.(2)
     10(k) Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
     10(l) Description of Deferred Compensation Plan.(5)
     22    Subsidiaries of the Registrant.
     27    Financial Data Schedules
     (1)   Incorporated by reference to Exhibits to Registration
           Statement (No. 2-85198) on Form S-1 of the Registrant.
     (2) Incorporated by reference to Exhibits to Registration Statement (No. 33-46064) on Form S-3 of the Registrant.
     (3) Incorporated by reference to Exhibits to Annual Report on Form 10 -K for the year ended February 28, 1986 of the Registrant.
     (4) Incorporated by reference to Exhibits to Registration Statement (No. 33-61778) on Form S-3 of the Registrant.
     (5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1990 of the Registrant.
     (6)   Incorporated by reference to the Proxy Statement dated June 15,
           1990.
     (7) Incorporated by reference to an Exhibit to Quarterly Report on Form 10-Q for the quarter ended August 31, 1993, of the Registrant.
     (8) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1994 of the Registrant.
     (9) Incorporated by reference to an Exhibit to Quarterly Report on Form 10-Q for the quarter ended August 31, 1994, of the Registrant.
     (10)  Incorporated by reference to Exhibits to Annual Report on Form
           10-K for the eight months ended October 31, 1994 of the Registrant.
     (11)  Incorporated by reference to Exhibits to Annual Report on Form
           10K for the year ended October 31, 1995 for the Registrant.
     (12) Incorporated by reference to Exhibits to Quarterly Report on Form 10Q for the quarter ended April 30, 1996 of the Registrant.
     (13) Incorporated by reference to Exhibits to Quarterly Report on Form 10Q for the quarter ended April 30, 1997 of the Registrant.

Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended October 31, 1997.

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

                                          Hovnanian Enterprises, Inc.
                                      By:

                                          /S/KEVORK S. HOVNANIAN
                                          Kevork S. Hovnanian
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


/S/KEVORK S. HOVNANIAN             Chairman of The Board          1/13/98
Kevork S. Hovnanian                and Director


/S/ARA K. HOVNANIAN               Chief Executive Officer,        1/13/98
Ara K. Hovnanian                  President and Director


/S/PAUL W. BUCHANAN               Senior Vice President           1/13/98
Paul W. Buchanan                  Corporate Controller and
                                  Director


/S/PETER S. REINHART              Senior Vice President and       1/13/98
Peter S. Reinhart                 General Counsel and Director


/S/JOHN J. SCHIMPF                Executive Vice President        1/13/98
John J. Schimpf                   and Director


/S/J. LARRY SORSBY                Senior Vice President,          1/13/98
J. Larry Sorsby                   Treasurer, Chief Financial
                                  Officer and Director


/S/WILLIAM L. CARPITELLA          Senior Vice President,          1/13/98
William L. Carpitella             Organizational Development


HOVNANIAN ENTERPRISES, INC.
Index to Consolidated Financial Statements

                                                                      Page
Financial Statements:

   Independent Auditors' Report...................................    F-2

   Consolidated Balance Sheets as of October 31, 1997 and 1996....    F-3

   Consolidated Statements of Operations for the Years Ended
   October 31, 1997, 1996, and 1995...............................    F-5

   Consolidated Statements of Stockholders' Equity for the Years
   Ended October 31, 1997, 1996, and 1995.........................    F-6

   Consolidated Statements of Cash Flows for the Years Ended
   October 31, 1997, 1996, and 1995...............................    F-7

Notes to Consolidated Financial Statements........................    F-8

Financial Statement Schedules:

   VIII Valuation and Qualifying Accounts.........................   F-20

   X    Supplementary Income Statement Information................   F-21

   XI   Real Estate and Accumulated Depreciation..................   F-22

All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.


INDEPENDENT AUDITORS' REPORT


To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended October 31, 1997, 1996, and 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 1997 and 1996 and the consolidated results of their operations and cash flows for the years ended October 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                              /S/ERNST & YOUNG LLP
                                              Ernst & Young LLP

New York, New York
December 19, 1997

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     October 31,    October 31,
          ASSETS                                         1997           1996
                                                     ------------   ------------
Homebuilding:
  Cash and cash equivalents(Note 4).................    $  7,952       $ 16,535
                                                     ------------   ------------
  Inventories - At cost, not in excess of fair
     value (Notes 6 and 10):
    Sold and unsold homes and lots under
     development....................................     363,592        314,630
    Land and land options held for future
      development or sale...........................      46,801         61,677
                                                     ------------   ------------
      Total Inventories.............................     410,393        376,307
                                                     ------------   ------------
  Receivables, deposits, and notes (Notes 5 and 11).      35,723         26,442
                                                     ------------   ------------
  Property, plant, and equipment - net (Note 3).....      18,027         18,251
                                                     ------------   ------------
  Prepaid expenses and other assets.................      36,708         31,939
                                                     ------------   ------------
      Total Homebuilding............................     508,803        469,474
                                                     ------------   ------------
Financial Services:
  Cash..............................................       2,598          4,196
  Mortgage loans held for sale (Note 5).............      48,382         57,812
  Other assets......................................       2,518          3,217
                                                     ------------   ------------
      Total Financial Services......................      53,498         65,225
                                                     ------------   ------------
Investment Properties:
  Held for sale:
    Rental property - net.........................        23,920
    Land and improvements.........................        15,026
    Other assets..................................         1,397
  Held for investment:
    Rental property - net.........................        11,412         51,892
    Land and improvements.........................                       13,502
    Other assets..................................         1,835          3,292
                                                     ------------   ------------
      Total Investment Properties...................      53,590         68,686
                                                     ------------   ------------
Collateralized Mortgage Financing:
  Collateral for bonds payable (Note 5).............       7,999          9,478
  Other assets......................................         627            576
                                                     ------------   ------------
      Total Collateralized Mortgage Financing.......       8,626         10,054
                                                     ------------   ------------
Income Taxes Receivable - Including deferred tax
  benefits (Note 9).................................      12,565            672
                                                     ------------   ------------
Total Assets........................................    $637,082       $614,111
                                                     ============   ============
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                       October 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1997          1996
                                                      ------------  ------------
Homebuilding:
  Nonrecourse land mortgages (Note 6)................    $ 20,625      $25,151
  Accounts payable and other liabilities.............      45,521       45,146
  Customers' deposits (Note 4).......................      22,422       12,371
  Nonrecourse mortgages secured by operating
    properties (Note 5)..............................       3,830        3,918
                                                      ------------  ------------
      Total Homebuilding.............................      92,398       86,586
                                                      ------------  ------------
Financial Services:
  Accounts payable and other liabilities.............       1,522        1,631
  Mortgage warehouse line of credit (Note 5).........      45,823       55,196
                                                      ------------  ------------
      Total Financial Services.......................      47,345       56,827
                                                      ------------  ------------
Investment Properties:
  Accounts payable and other liabilities.............         502          721
  Nonrecourse mortgages secured by rental property
    (Note 6).........................................      19,241       31,071
                                                      ------------  ------------
      Total Investment Properties....................      19,743       31,792
                                                      ------------  ------------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities.............          10           11
  Bonds collateralized by mortgages receivable (Note 5)     7,855        9,231
                                                      ------------  ------------
      Total Collateralized Mortgage Financing........       7,865        9,242
                                                      ------------  ------------
Notes Payable:
  Revolving credit agreement (Note 6)................      95,000       30,000
  Subordinated notes (Note 7)........................     190,000      200,000
  Accrued interest...................................       5,969        6,042
                                                      ------------  ------------
      Total Notes Payable............................     290,969      236,042
                                                      ------------  ------------
      Total Liabilities..............................     458,320      420,489
                                                      ------------  ------------
Commitments and Contingent Liabilities (Notes 4 and 13)

Stockholders' Equity (Notes 11 and 12):
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,628,115 shares
    (including 1,530,274 shares in 1997 and
    345,874 shares in 1996 held in Treasury).........         156          155
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,100,686 shares
    (including 345,874 shares held in Treasury)......          81           82
  Paid in Capital....................................      33,935       33,935
  Retained Earnings (Note 7).........................     157,779      164,749
  Treasury Stock - at cost...........................     (13,189)      (5,299)
                                                      ------------  ------------
      Total Stockholders' Equity.....................     178,762      193,622
                                                      ------------  ------------
Total Liabilities and Stockholders' Equity...........    $637,082     $614,111
                                                      ============  ============
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

                                                        Year Ended
                                               -------------------------------
                                               October    October    October
                                               31, 1997   31, 1996   31, 1995
                                               ---------  ---------  ---------
Revenues:
  Homebuilding:
    Sale of homes............................. $731,807   $764,682   $740,481
    Land sales and other revenues.............   26,983     18,612     15,398
                                               ---------  ---------  ---------
      Total Homebuilding......................  758,790    783,294    755,879
  Financial Services..........................   10,735     11,216     10,348
  Investment Properties.......................   13,757     10,919      9,531
  Collateralized Mortgage Financing...........      854      2,035      1,987
                                               ---------  ---------  ---------
      Total Revenues..........................  784,136    807,464    777,745
                                               ---------  ---------  ---------
Expenses:
  Homebuilding:
    Cost of sales.............................  634,317    651,492    624,395
    Selling, general and administrative.......   62,475     60,704     59,914
    Inventory impairment loss (Note 10).......   14,019      1,608      2,780
                                               ---------  ---------  ---------
      Total Homebuilding......................  710,811    713,804    687,089
                                               ---------  ---------  ---------
  Financial Services..........................   10,780     10,669     11,571
                                               ---------  ---------  ---------
  Investment Properties:
    Operations................................    5,909      6,388      6,135
    Provision for impairment loss.(Note 10)...   14,446
                                               ---------  ---------  ---------
      Total Investment Properties.............   20,355      6,388      6,135
                                               ---------  ---------  ---------
  Collateralized Mortgage Financing...........      878      2,076      2,173
                                               ---------  ---------  ---------
  Corporate General and Administration(Note 2)   15,088     14,002     13,002
                                               ---------  ---------  ---------
  Interest....................................   35,775     32,157     30,744
                                               ---------  ---------  ---------
  Other operations............................    2,573      3,362      5,377
                                               ---------  ---------  ---------
      Total Expenses..........................  796,260    782,458    756,091
                                               ---------  ---------  ---------
Income(Loss) Before Income Taxes..............  (12,124)    25,006     21,654
                                               ---------  ---------  ---------
State and Federal Income Taxes:
  State (Note 9)..............................    1,796      1,336      2,306
  Federal (Note 9)............................   (6,950)     6,383      5,220
                                               ---------  ---------  ---------
    Total Taxes...............................   (5,154)     7,719      7,526
                                               ---------  ---------  ---------
Net Income (Loss)............................. $ (6,970)  $ 17,287   $ 14,128
                                               =========  =========  =========
Earnings (Loss)Per Common Share (Note 1)......   $(0.31)     $0.75      $0.61
                                               =========  =========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
                                 A Common Stock       B Common Stock
                              -------------------  -------------------
                                Shares               Shares
                              Issued and            Issued and          Paid-In  Retained   Treasury
                              Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Stock     Total
                              -----------  ------  -----------  ------  -------  --------   --------  ---------
Balance, October 31, 1994...   14,730,299     149    8,291,754      88   33,858   133,334   (5,299)    162,130

Sale of common stock under
  employee stock option plan       15,000                                    77                             77
Conversion of Class B to
  Class A common stock......      293,184       5     (293,184)     (5)
Net Income..................                                                       14,128               14,128
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 1995...   15,038,483     154    7,998,570      83   33,935   147,462   (5,299)    176,335

Conversion of Class B to
  Class A common stock......       96,865       1      (96,865)     (1)
Net Income..................                                                       17,287               17,287
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 1996...   15,135,348    $155    7,901,705     $82  $33,935  $164,749  ($5,299)   $193,622

Conversion of Class B to
  Class A common stock......      146,893       1     (146,893)     (1)
Treasury stock purchases....   (1,184,400)                                                  (7,890)     (7,890)
Net Loss....................                                                       (6,970)              (6,970)
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 1997...   14,097,841    $156    7,754,812     $81  $33,935  $157,779 ($13,189)   $178,762
                              ===========  ======  ===========  ======  =======  ========  =========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                        Year Ended
                                              ----------------------------------
                                              October     October     October
                                              31, 1997    31, 1996    31, 1995
                                              ----------  ----------  ----------
Cash Flows From Operating Activities:
  Net Income (Loss).......................... $  (6,970)  $  17,287   $  14,128
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
      Depreciation...........................     5,032       5,246       4,095
      Loss (gain)on sale and retirement of
        property and assets..................    (4,760)     (1,998)        875
      Deferred income taxes..................    (4,568)       (820)      1,786
      Impairment losses......................    28,465       1,608       2,780
      Decrease (increase) in assets:
        Escrow cash..........................     2,592      (2,129)       (654)
        Receivables, prepaids and other assets   (6,830)     (4,297)     (2,929)
        Mortgage notes receivable............     2,858     (10,966)    (21,432)
        Inventories..........................   (48,105)     26,498     (20,653)
      Increase (decrease) in liabilities:
        State and Federal income taxes.......    (7,325)      6,509       4,536
        Customers' deposits..................    10,007         774        (470)
        Interest and other accrued liabilities    3,726      (3,366)      4,873
        Post development completion costs....    (8,746)      4,062      (3,557)
        Accounts payable.....................     5,034      (3,681)      4,472
          Net cash provided by (used in)      ----------  ----------  ----------
          operating activities...............   (29,590)     34,727     (12,150)
                                              ----------  ----------  ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets  14,997      10,308       1,046
  Purchase of property.......................    (3,156)     (5,882)     (8,106)
  Investment in and advances to unconsolidated
    affiliates...............................       195       3,792         200
  Investment in income producing properties..   (11,099)     (2,134)     (4,858)
          Net cash provided by (used in)      ----------  ----------  ----------
          investing activities...............       937       6,084     (11,718)
                                              ----------  ----------  ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes.......... 1,139,780   1,142,106     944,284
  Principal payments on mortgages and notes..(1,101,969) (1,188,449)   (931,254)
  Principal payments on subordinated debt....   (10,000)
  Investment in mortgage notes receivable....     1,474       8,941       8,138
  Purchase of treasury stock.................    (7,890)
  Proceeds from sale of stock................                                77
          Net cash used in (provided by)      ----------  ----------  ----------
          financing activities...............    21,395     (37,402)     21,245
                                              ----------  ----------  ----------
Net Increase (Decrease) In Cash.............     (7,258)      3,409      (2,623)
Cash Balance, Beginning Of Period............    15,323      11,914      14,537
                                              ----------  ----------  ----------
Cash Balance, End Of Period.................. $   8,065   $  15,323   $  11,914
                                              ==========  ==========  ==========
Supplemental Disclosures Of Cash Flow:
  Cash paid during the year for:
    Interest (net of amount capitalized)..... $  35,869   $  32,194   $  30,128
    Income Taxes.............................     6,809       6,875       1,192
                                              ----------  ----------  ----------
                                              $  42,678   $  39,069   $  31,320
                                              ==========  ==========  ==========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 31, 1997, 1996, AND 1995.

1.  SUMMARY OF ACCOUNTING POLICIES

     Operations - The Company, a Delaware Corporation, principally develops housing communities in New Jersey, Pennsylvania, New York, Florida, North Carolina, Virginia, and California. In addition, the Company has recently started building in Poland. The Company also develops and operates income producing properties but plans an orderly exit from this business.

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

     Inventories - For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined in Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121") as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are amortized based upon the number of homes to be constructed in each housing community utilizing a relative sales value allocation method.

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

     On December 16, 1996, the Company's Board of Directors approved a stock repurchase plan of up to 2 million shares, equal to 8.7% of the Company's total and outstanding shares as of that date. As of October 31, 1997, 1,184,400 shares were repurchased under this program.

     Depreciation - The straight-line method is used for both financial and tax reporting purposes for all assets except office furniture and equipment which are depreciated using the declining balance method over their estimated useful lives.

     Prepaid Expenses - Prepaid expenses which relate to specific housing communities (marketing materials, model setup, architectural fees, homeowner warranty, etc.) are amortized to costs of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

     Stock Options - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" establishes a fair value based method of accounting for stock-based compensation plans, including stock options. Registrants may elect to continue accounting for stock option plans under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," but are required to provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted. The Company intends to continue accounting for its stock option plan under APB 25. Under APB 25, no compensation expense was recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant (see Note 10).

     Per Share Calculations - Per share amounts are calculated on a weighted average basis.

     New Accounting Pronouncement - Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings Per Share" requires the presentation of basic earnings per share and diluted earnings per share, and is effective for annual periods ending after December 15, 1997. At October 31, 1997 the Company has not adopted FAS 128. When adopted basic earnings per share will equal the Company's current calculation. Diluted earnings per share will include outstanding stock options in the calculation.

     New Accounting Pronouncement - Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" requires disclosure about operating segments and is effective for fiscal years beginning after December 15, 1997. At October 31, 1997 the Company has not adopted FAS 131. The Company does not believe the requirements of FAS 131 will require additional disclosures in its financial statements.


2.  CORPORATE INITIATIVES

     The Company has embarked on long term improvement initiatives of total quality, process redesign, and training. Included in Corporate General and Administration is $2,216,000, $1,601,000, and $1,987,000 for the years ended October 31, 1997, 1996, and 1995, respectively.


3.  PROPERTY

     Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used by the Company and its subsidiaries to conduct day to day business. Homebuilding accumulated depreciation related to these assets at October 31, 1997 and October 31, 1996 amounted to $15,338,000 and $14,970,000, respectively.
Rental property consists of two office buildings, three office warehouse facilities, one retail shopping center, and two senior citizen rental communities in New Jersey. Except for the two senior rentals all other rental property was reclassified from held for investment to held for sale
(see Note 10).  Accumulated depreciation on rental property at October 31,
1997 and October 31, 1996 amounted to $10,450,000 and $11,108,000, respectively. In November 1997, the two office buildings and three office warehouse facilities with a book value of $19,585,000 at October 31, 1997 were sold for $24,700,000. In October 1997, the Company sold a retail center with a book value of $9,836,000 at the time of sale and recorded a gain of $4,883,000. In January of 1996, the Company sold a retail center with a book value of $8,022,000 and recorded a gain of $1,998,000.


4.  ESCROW CASH

     The Company holds escrow cash amounting to $3,248,000 and $5,840,000 at October 31, 1997 and October 31, 1996, respectively, which primarily represents customers' deposits which are restricted from use by the Company. The Company is able to release escrow cash by pledging letters of credit. At October 31, 1997 and October 31, 1996, $13,500,000 and $5,163,000 was released from escrow and letters of credit were pledged, respectively. Escrow cash accounts are substantially invested in short-term certificates of deposit or time deposits.


5.  MORTGAGES AND NOTES RECEIVABLE

     The Company's wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of the Company's homes. Such mortgage loans are sold in the secondary mortgage market servicing released or prior to February 28, 1987 pledged against collateralized mortgage obligations ("CMO's"). At October 31, 1997 and October 31, 1996, respectively, $47,660,000 and $57,095,000 of such mortgages were pledged against the Company's mortgage warehouse line (see "Notes to Consolidated Financial Statements - Note 6").
The Company may incur risk with respect to mortgages that are delinquent and not pledged against CMO's, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, the Company has incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 1997.

6.  MORTGAGES AND NOTES PAYABLE

     Substantially all of the nonrecourse land mortgages are short-term borrowings. Nonrecourse mortgages secured by operating and rental property are installment obligations having annual principal maturities in the following years ending October 31, of approximately $16,468,000 in 1998 (including November 1997 sales per "Notes to Consolidated Financial Statement - Note 3"), $142,000 in 1999, $5,586,000 in 2000, $58,000 in 2001, $3,000 in 2002, and
$814,000 after 2002. The interest rates on these obligations range from 8.125% to 9.125%.

     The Company has an unsecured Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $245,000,000 through March 2000.
Interest is payable monthly and at various rates of either prime plus 1/8% or LIBOR plus 1.625%. In addition, the Company pays 3/8% per annum on the weighted average unused portion of the line.

       Interest costs incurred, expensed and capitalized were:

                                             Year Ended
                                    ----------------------------
                                    October   October   October
                                    31, 1997  31, 1996  31, 1995
                                    --------  --------  --------
                                      (Dollars in Thousands)
Interest incurred (1):
  Residential(3).................   $29,469   $30,058   $32,257
  Commercial(4)..................     5,308     5,493     5,571
                                    -------   -------   -------
  Total incurred.................   $34,777   $35,551   $37,828
                                    =======   =======   =======
Interest expensed:
  Residential(3).................   $30,467   $26,649   $25,441
  Commercial(4)..................     5,308     5,508     5,303
                                    -------   -------   -------
  Total expensed.................   $35,775   $32,157   $30,744
                                    =======   =======   =======
Interest capitalized at
  beginning of year..............   $39,152   $36,182   $29,480
Plus interest incurred...........    34,777    35,551    37,828
Less interest expensed...........    35,775    32,157    30,744
Less impairment adjustments......       275       424       382
Less property written off........       945        --        --
Less sale of assets..............       984        --        --
                                    -------   -------   -------
Interest capitalized at
  end of year....................   $35,950   $39,152   $36,182
                                    =======   =======   =======
Interest capitalized at
  end of year (5):
  Residential(3).................   $29,804   $32,669   $29,684
  Commercial(2)..................     6,146     6,483     6,498
                                    -------   -------   -------
   Total interest
   capitalized...................   $35,950   $39,152   $36,182
                                    =======   =======   =======

(1) Data does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Data does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense when land is not under active development and when homes are delivered.
(4) Represents interest allocated to or incurred on long term debt for investment properties and charged to interest expense.
(5) Commercial interest for October 31, 1997 includes $832,000 reported at October 31, 1996 as capitalized residential interest. This reclassification was the result of the transfer of two parcels of land and related capitalized interest from homebuilding to investment properties.

     Average interest rates and average balances outstanding for short-term debt are as follows:

                              October     October     October
                              31, 1997    31, 1996    31, 1995
                              --------    --------    --------
                                  (Dollars In Thousands)

Average outstanding
  borrowings................. $133,760    $127,770    $160,029
Average interest rate during
  period.....................     8.2%        8.5%        8.7%
Average interest rate at end
  of period(1)...............     7.8%        7.6%        8.0%
Maximum outstanding at any
  month end.................. $184,550    $157,125    $187,050

(1) Average interest rate at the end of the period excludes any charges on unused loan balances.


7.  SUBORDINATED NOTES

     On April 29, 1992, the Company issued $100,000,000 principal amount of 11 1/4% Subordinated Notes due April 15, 2002. Interest is payable semi-annually. In November and December 1996 the Company purchased $10,000,000 principal amount at an average price of 100.3% of par. Annual sinking fund payments of $10,000,000 and $20,000,000 are required in April 2000 and 2001, respectively, with the balance due April 2002.

     On June 7, 1993, the Company issued $100,000,000 principal amount of
9 3/4% Subordinated Notes due June 1, 2005. Interest is payable semiannually. The notes are redeemable in whole or in part at the Company's option, initially at 104.875% of their principal amount on or after June 1, 1999 and reducing to 100% of their principal amount on or after June 1, 2002.

     The indentures relating to the subordinated notes and the Revolving Credit Agreement contain restrictions on the payment of cash dividends. At
October 31, 1997, $41,578,000 of retained earnings were free of such restrictions.

     The fair value of the Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The combined fair value of the Subordinated Notes is estimated at $203,250,000 as of October 31, 1997.


8.  RETIREMENT PLAN

     In December 1982, the Company established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates with over one year of service are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $1,520,000, $1,406,000, and $1,028,000 for the years ended
October 31, 1997, 1996, and 1995, respectively.



9.  INCOME TAXES

     Income Taxes payable (receivable) including deferred benefits, consists of the following:

                                              October      October
                                              31, 1997     31, 1996
                                              ---------    ---------
                                                  (In Thousands)

State income taxes:
  Current.................................... $  1,387     $    251
  Deferred...................................   (1,586)      (1,337)
Federal income taxes:
  Current....................................   (1,611)       6,601
  Deferred...................................  (10,755)      (6,187)
                                              ---------    ---------
    Total.................................... $(12,565)    $   (672)
                                              =========    =========

     Deferred income taxes have been provided (reduced) due to temporary differences as follows:

                                            Year Ended
                                    ----------------------------
                                    October   October   October
                                    31, 1997  31, 1996  31, 1995
                                    --------  --------  --------
                                           (In Thousands)

Capitalized interest................$   (54)  $  (152)  $    (2)
Homeowner association maintenance
  reserves..........................   (168)      275       (53)
Installment sales...................    (34)      (52)      (59)
Provision to reduce inventory to
  net realizable value..............   (174)     (563)     1,665
Inventory impairment loss........... (6,786)    1,710      (973)
Deferred expenses...................   (479)   (1,312)        8
Depreciation........................    (82)      219       316
Post development completion costs...  3,129    (1,198)      352
Net operating losses................                         33
Other...............................   (175)     (182)       65
Low income housing tax credit.......                        434
                                    --------  --------  --------
Benefit (Provision) - total.........$(4,823)  $(1,255)  $ 1,786
                                    ========  ========  ========

     The deferred tax liabilities or assets have been recognized in the consolidated balance sheets due to temporary differences as follows:

                                    October   October
                                    31, 1997  31, 1996
                                    --------  ---------
                                      (In Thousands)
Deferred Tax Liabilities:
  Deferred interest............     $    31    $    85
  Installment sales............         208        242
  Accelerated depreciation.....       2,058      2,137
                                    --------   --------
   Total.......................       2,297      2,464
                                    --------   --------
Deferred Tax Assets:
  Deferred income..............         321        321
  Maintenance guarantee reserves        481        313
  Provision to reduce inventory to
    net realizable value.......          95      1,600
  Inventory impairment loss....       8,621        563
  Uniform capitalization of
    overhead...................       3,972      3,055
  Post development completion
  costs........................         509      2,972
  Other........................         640      1,164
                                    --------   --------
    Total......................      14,639      9,988
                                    --------   --------
Net Deferred Tax Assets........    $(12,342)   $(7,524)
                                    ========   ========

     The effective tax rates varied from the expected rate. The sources of these differences were as follows:

                                              Year Ended
                                     ------------------------------
                                     October    October    October
                                     31, 1997   31, 1996   31, 1995
                                     --------   --------   --------

Computed "expected" tax rate......    (35.0)%    35.0%      35.0%
State income taxes, net of Federal
  income tax benefit..............     11.6%      3.2%       6.9%
Company owned life insurance......     (6.2)%    (2.9)%     (4.4)%
Low income housing tax credit.....    (11.2)%    (5.3)%     (4.2)%
Other.............................     (1.9)%      .9%       1.5%
                                     --------   --------   --------
Effective tax rate................    (42.7)%    30.9%      34.8%
                                     ========   ========   ========

     The Company has state net operating loss carryforwards for financial reporting and tax purposes of $296,000,000 due to expire between the years October 31, 1998 and October 31, 2013.


10.  REDUCTION OF INVENTORY TO FAIR VALUE

     In accordance with FAS 121, the Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cashflows estimated to be generated by those assets are less than their related carrying amounts. As of October 31, 1997, 1996 and 1995, inventory with a carrying amount of $33,143,000, $2,240,000 and $10,701,000, respectively, was written down by $9,258,000, $1,289,000 and $4,142,000, respectively, to its fair value. This was based on the Company's evaluation of the expected revenue, cost to complete including interest and selling cost. The writedowns during the year ended October 31, 1997 were attributable to numerous communities in Florida where the Company is reducing its investment and two communities in New Jersey resulting from a product type change and unforeseen development costs. The writedowns during the years ended October 31, 1996 and October 31, 1995 were primarily attributable to one community in New York, one in New Jersey, two in Florida and four communities in Metro Washington, D.C.

     Also in accordance with FAS 121, the Company records impairment losses on inventories and long lived assets held for sale when the related carrying amount exceeds the fair value less the selling cost. As of October 31, 1997, 1996 and 1995, inventory and commercial properties with a carrying amount of $32,008,000, $12,031,000 and $18,956,000, respectively, was written down by
$12,690,000, $3,795,000 and $5,492,000, respectively, to its fair value.
The writedowns during the year ended October 31, 1997 were attributable to four residential parcels of land in Florida, one residential parcel of land in New Jersey, one multi-use commercial parcel of land in New Jersey and two Florida commercial facilities with expansion land attached to one facility.
The writedowns during the years ended October 31, 1996 and October 31, 1995 were attributable to land held for sale in New Jersey, Pennsylvania, Metro Washington, D.C. and Florida. During the years ended October 31, 1997 and
1996, of the land parcels liquidated, the Company recovered the carrying value or recognized insubstantial losses on the land held for sale.

     The total aggregate impairment losses, which are presented in the consolidated statements of operations, on the inventory held for development and the land or commercial facilities held for sale were $21,948,000, $1,608,000, and $2,780,000 for the years ended October 31, 1997, 199,6 and
1995, respectively.

     On the statement of operations for the year ended October 31, 1997 the lines entitled "Homebuilding - Inventory impairment loss" and "Investment Properties - Provision for impairment loss" also include writeoffs of four options in New Jersey including approval, engineering and capitalized interest costs amounting to $4,761,000 and $1,756,000, respectively. In the case of the three residential properties, the Company decided not to exercise the option due to environmental problems or the property's proforma did not produce an adequate return on investment commensurate with the risk. The one commercial property option was not exercised because an anchor tenant with an acceptable credit rating could not be found.


11.  TRANSACTIONS WITH RELATED PARTIES

     The Company's Board of Directors has adopted a general policy providing that it will not make loans to officers or directors of the Company or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $2,000,000 at any one time, and that such loans will be made only with the approval of the members of the Company's Board of Directors who have no interest in the transaction. At October 31, 1997 and 1996 related party receivables from officers and directors amounted to $1,889,000 and $1,908,000, respectively. Notwithstanding the policy stated above, the Board of Directors of the Company concluded that the following transactions were in the best interests of the Company.

     The Company provides property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, President and a Director of the Company, is a general partner, and members of his family and certain officers and directors of the Company are limited partners. At October 31, 1997, no amounts were due the Company by these partnerships.


12.  STOCK OPTION PLAN

     The Company has a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. These options vest in three equal installments on the first, second, and third anniversaries of the date of the grant and expire after ten years.
In addition, during the year ended October 31, 1997 each of the three outside directors of the Company were granted options to purchase 5,000 shares at the same price and terms as those granted to officers and key employees. Stock option transactions are summarized as follows:

                                 Weighted           Weighted           Weighted
                                 Average            Average            Average
                       October   Exercise October   Exercise October   Exercise
                       31, 1997   Price   31, 1996   Price   31, 1995   Price
                       --------- -------- --------- -------- --------- --------

Options outstanding at
  beginning of period. 1,156,000  $8.04   1,176,000   $8.00    938,500   $8.59
   Granted............   190,500  $6.47          --            270,000   $5.81
   Exercised..........        --                 --             15,000   $5.13
   Cancelled..........    10,000  $5.81      20,000   $5.81     17,500   $8.25
                       ---------          ---------          ---------
Options outstanding at
  end of period....... 1,336,500  $7.83   1,156,000   $8.04  1,176,000   $8.00
                       =========          =========          =========

Options exercisable at
  end of period....... 1,069,333            996,000            748,667
Price range of options     $5.13-             $5.13-             $5.13-
  outstanding.........    $11.50             $11.50             $11.50
Weighted-average
  contractual life....  5.4 yrs.            5.8 yrs.           6.8 yrs.

     Pro forma information regarding net income and earnings per share is required under the fair value method of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based compensation" and is to be calculated as if the Company had accounted for its stock options under the fair value method of FAS 123. The fair value for these options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk- free interest rate of 5.8%; divided yield of zero; volatility factor of the expected market price of the Company's common stock of 0.47; and a weighted-average expected life of the option of 7.0 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective imput assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):
                                              Year Ended
                                         -----------------------
                                         October      October
                                         31, 1997     31, 1996(1)
                                         ----------   -----------

Pro forma net income (loss)............. $ (7,131)    $ 17,287
                                         ==========   ===========
Pro forma earnings (loss) per share..... $  (0.32)    $   0.75
                                         ==========   ===========

(1) No options were granted in 1996, as a result pro forma amounts equal actual per the income statement.

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

     As of October 31, 1997 and 1996, respectively, the Company is obligated under various performance letters of credit amounting to $6,834,000 and $8,433,000.


14.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the years ended October 31, 1997, 1996, and 1995 is as follows:

                                               Three Months Ended
                                    ------------------------------------------
                                    October      July       April    January
                                    31, 1997   31, 1997   30, 1997   31, 1997
                                    --------   --------   --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $315,150   $205,107   $143,526   $120,353
Expenses........................... $302,494   $196,105   $173,453   $124,208
Income (loss) before income taxes.. $ 12,656   $  9,002   $(29,927)  $ (3,855)
State and Federal income tax....... $  4,930   $  2,782   $(10,785)  $ (2,081)
Net income (loss).................. $  7,726   $  6,220   $(19,142)  $ (1,774)
Earnings per common share.......... $   0.35   $   0.27   $  (0.83)  $   (0.8)
Weighted average number of
  common shares outstanding........   22,098     22,409     22,925     23,037

                                              Three Months Ended
                                    -----------------------------------------
                                    October      July      April    January
                                    31, 1996   31, 1996  30, 1996   31, 1996
                                    --------   --------  --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $342,049   $195,812  $152,464   $117,139
Expenses........................... $323,474   $191,280  $150,881   $116,823
Income before income taxes......... $ 18,575   $  4,532  $  1,583   $    316
State and Federal income tax....... $  6,146   $  1,422  $    335   $   (184)
Net income......................... $ 12,429   $  3,110  $  1,248   $    500
Earnings per common share.......... $   0.54   $   0.13  $   0.06   $   0.02
Weighted average number of
  common shares outstanding........   23,037     23,037    23,037     23,037

                                              Three Months Ended
                                    -----------------------------------------
                                    October      July      April    January
                                    31, 1995   31, 1995  30, 1995   31, 1995
                                    --------   --------  --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $331,712   $173,153  $147,284   $125,596
Expenses........................... $314,650   $170,082  $146,551   $124,808
Income before income taxes......... $ 17,062   $  3,071  $    733   $    788

State and Federal income tax....... $  6,432   $    986  $     54   $     54
Net income......................... $ 10,630   $  2,085  $    679   $    734
Earnings per common share.......... $   0.46   $   0.09  $   0.03   $   0.03
Weighted average number of
  common shares outstanding........   23,037     23,037    23,032     23,022

SCHEDULE VIII
HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

                     BALANCE     CHARGED TO                          CHARGED TO             BALANCE
                     FEB. 28,    COSTS AND    DEDUCTIONS  DESCRIP-    OTHER      DESCRIP-   FEB 28,
DESCRIPTION            1993      EXPENSES                   TION     ACCOUNTS      TION        1994
------------------- -----------  ----------   ----------  ---------  ----------  ---------- -----------
Land and land
  development costs $ 6,436,000               $3,164,000  Closings   $2,091,000  Reclass    $ 5,363,000
Land, land options
  and costs of comm.
  in planning         4,846,000                                      (2,091,000) Reclass      2,755,000
Rental property       2,387,000                1,012,000  Closings                            1,375,000
Income producing
  property under
  development            98,000                                                                  98,000
                    -----------  ----------   ----------             ----------             -----------
                    $13,767,000               $4,176,000                     $0             $ 9,591,000
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
                    ===========  ===========  ==========             ==========             ===========

SCHEDULE X
HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
SUPPLEMENTAL INCOME STATEMENT INFORMATION


                                      Charged To Cost And Expenses
                                  -----------------------------------
                                    October     October     October
                                    31, 1997    31, 1996    31, 1995
                                  ----------- ----------- -----------

Advertising...................... $12,559,000 $11,513,000 $12,899,000
Depreciation..................... $ 5,175,000 $ 5,246,000 $ 4,095,000
Maintenance guarantee reserves... $ 1,609,000 $   682,000 $ 1,248,000

SCHEDULE XI
HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
OCTOBER 31, 1997

                           Gross Amounts (A)(B)(C)
                         ---------------------------
                                       Building/                  Tax     Accumulated
Description                  Land    Improvements    Total       Basis    Depreciation
------------------------ ----------- ------------ ----------- ----------- ------------
 1 North Center Drive    $   636,000 $  7,396,000 $ 8,032,000 $ 7,738,000 $1,757,000
   North Brunswick, NJ
   Flex Building
 2 K.Hovnanian Corp.Center   541,000    4,054,000   4,595,000   5,773,000  1,447,000
   West Palm Beach, FL
   Office Building
 3 Hovnanian Corp.Center   1,000,000    4,785,000   5,785,000   5,602,000  1,432,000
   North Brunswick, NJ
   Retail
 4 Hovnanian Corp. Center    616,000    8,707,000   9,323,000   9,323,000  3,705,000
   North Brunswick, NJ
   Office/Warehouse
 5 Cypress Plaza           1,504,000    3,828,000   5,332,000   8,367,000    989,000
   Jacksonville, FL
   Retail Center
 6 Hidden Meadows            544,000    5,750,000   6,294,000   6,294,000    667,000
   Ocean Twp, NJ
   Senior Rentals
 7 North Brunswick V         238,000      216,000     454,000     930,000     30,000
   North Brunswick, NJ
   Retail/Land Under
   Development
 8 Norfolk Village           640,000    5,568,000   6,208,000   6,208,000    424,000
   Mahwah, NJ
   Senior Rentals
 9 Miscellaneous                   0        1,000       1,000       1,000          0
   New Jersey
   Leasehold Improvements
10 Hovnanian Corp. Center          0    9,127,000   9,127,000  12,143,000          0
   North Brunswick, NJ
   Land/Land Improvement
   Approval & Flex Building
   Under Construction
11 Land Improvement and
   Approval Costs
   Merrimack Commercial       75,000      100,000     175,000     300,000          0
   Merrimack, NH
   Land/Land Improvement
   Costs
12 Cypress Plaza             195,000      427,000     622,000   1,531,000          0
   Jacksonville, FL
   Land/Land Improvement
   and Approval Costs
13 North Brunswick V         210,000      785,000     995,000   1,760,000          0
   North Brunswick, NJ
   Retail/Land Under
   Development
14 NB Theatre                  3,000    1,250,000   1,253,000   4,192,000          0
   North Brunswick,NJ
   Land/Land
   Improvement
15 Allaire                    50,000       54,000     104,000     104,000          0
   Wall, NJ
   Land/Land Improvement
16 Wall Town Center        2,200,000      308,000   2,508,000   2,508,000          0
   Wall, NJ
   Land/Land Improvement
                         ----------- ------------ ----------- ----------- -----------
                         $ 8,452,000 $ 52,356,000 $60,808,000 $72,774,000 $10,451,000
                         =========== ============ =========== =========== ===========

(A) Fiscal Year Construction Completed:
    1 through 2 - 1987
    3 through 5 - 1990
    6 through 7 - 1993
    8 - 1995
    9 through 16 - not completed
(B) Depreciable Life:
    40 years - Depreciation expense was $1,854,000 for the year ended
    October 31, 1997.
    Depreciation expense was $2,665,000 for the year ended October 31, 1996.
    Depreciation expense was $1,973,000 for the year ended October 31, 1995.
    Depreciation expense was $1,175,000 for the eight months ended
    October 31, 1994.
(C) Items marked 11 through 19 consist of land improvement, building construction, and approval costs on land held for future development.

Balance - October 31, 1994                                      $ 79,260,000
     Additions:  Improvement                                         840,000
                 Construction                                      5,779,000
     Deletions:  Cost of rental condominiums sold                 (1,760,000)
                                                                 -------------
Balance - October 31, 1995                                        84,119,000
     Additions:  Improvements                                      1,115,000
     Deletions:  Cost of rental condominiums sold                   (152,000)
                 Cost of commercial center sold                   (8,457,000)
                 Cost of commercial land sold                       (114,000)
                 Cost of inventory sold                               (9,000)
                                                                 -------------
Balance - October 31, 1996                                         76,502,000
     Additions:   Improvements                                        193,000
                  Land purchase and development                    11,100,000
     Deletions:   Transfer to inventory                              (258,000)
                  Cost of commercial center sold                  (12,283,000)
                  Provision for impairment loss                   (14,446,000)
                                                                 -------------
Balance - October 31, 1997                                       $ 60,808,000
                                                                 =============

Balance at October 31, 1997 is reported on the consolidated balance sheet as investment properties held for sale and held for investment.