Form 10-Q
period 1998-01-31
HOVNANIAN ENTERPRISES INC
filed 1998-03-10
CIK 357294

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 1998  or

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

732-747-7800
(Registrant's telephone number, including area code)
Same
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Sections l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]    No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,054,297 Class A Common Shares and 7,734,963 Class B Common Shares were outstanding as of March 2, 1998.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at January 31,
                1998 (unaudited) and October 31, 1997              3

              Consolidated Statements of Income for the three
                months ended January 31, 1998 and 1997
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the three months ended January 31, 1998
                (unaudited)                                        6

              Consolidated Statements of Cash Flows for
                the three months ended January 31, 1998
                and 1997 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      9

PART II.  Other Information

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        18

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                   January 31,    October 31,
          ASSETS                                       1998           1997
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $  9,576       $  7,952
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    362,808        363,592
    Land and land options held for future
      development or sale.........................     46,285         46,801
                                                   -----------    -----------
      Total Inventories...........................    409,093        410,393
                                                   -----------    -----------

  Receivables, deposits, and notes................     51,549         35,723
                                                   -----------    -----------

  Property, plant, and equipment - net............     17,680         18,027
                                                   -----------    -----------

  Prepaid expenses and other assets...............     36,515         36,708
                                                   -----------    -----------
      Total Homebuilding..........................    524,413        508,803
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      1,167          2,598
  Mortgage loans held for sale....................     27,271         48,382
  Other assets....................................      1,815          2,518
                                                   -----------    -----------
      Total Financial Services....................     30,253         53,498
                                                   -----------    -----------

Investment Properties:
  Held for sale:
    Rental property - net.........................      4,777         23,920
    Land and improvements.........................     18,698         15,026
    Other assets..................................        207          1,397
  Held for investment:
    Rental property - net.........................     11,075         11,412
    Other assets..................................      1,313          1,835
                                                   -----------    -----------
      Total Investment Properties.................     36,070         53,590
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      7,462          7,999
  Other assets....................................        530            627
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      7,992          8,626
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................     10,841         12,565
                                                   -----------    -----------
Total Assets......................................   $609,569       $637,082
                                                   ===========    ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     January 31,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998         1997
                                                     -----------  -----------
Homebuilding:
  Nonrecourse land mortgages........................   $ 25,375     $ 20,625
  Accounts payable and other liabilities............     36,392       45,521
  Customers' deposits...............................     21,401       22,422
  Nonrecourse mortgages secured by operating
    properties......................................      3,807        3,830
                                                     -----------  -----------
      Total Homebuilding............................     86,975       92,398
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      1,088        1,522
  Mortgage warehouse line of credit.................     25,514       45,823
                                                     -----------  -----------
      Total Financial Services......................     26,602       47,345
                                                     -----------  -----------
Investment Properties:
  Accounts payable and other liabilities............      1,133          502
  Nonrecourse mortgages secured by rental property..      5,690       19,241
                                                     -----------  -----------
      Total Investment Properties...................      6,823       19,743
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities............         19           10
  Bonds collateralized by mortgages receivable......      7,214        7,855
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      7,233        7,865
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................    101,625       95,000
  Subordinated notes................................    190,000      190,000
  Accrued interest..................................      6,093        5,969
                                                     -----------  -----------
      Total Notes Payable...........................    297,718      290,969
                                                     -----------  -----------
      Total Liabilities.............................    425,351      458,320
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,640,868 shares
    (including 1,593,274 shares held in Treasury)...        156          156
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,087,933 shares
    (including 345,874 shares held in Treasury).....         81           81
  Paid in Capital...................................     33,935       33,935
  Retained Earnings.................................    163,692      157,779
  Treasury Stock - at cost..........................    (13,646)     (13,189)
                                                     -----------  -----------
      Total Stockholders' Equity....................    184,218      178,762
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $609,569     $637,082
                                                     ===========  ===========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)

                                         Three Months Ended
                                             January 31,
                                         -------------------
                                            1998      1997
                                         --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $204,057  $115,115
    Land sales and other revenues......     2,485       960
                                         --------- ---------
      Total Homebuilding...............   206,542   116,075
  Financial Services...................     3,562     1,858
  Investment Properties................     3,644     2,227
  Collateralized Mortgage Financing....       212       193
                                         --------- ---------
      Total Revenues...................   213,960   120,353
                                         --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   169,800   100,217
    Selling, general and administrative    15,657     9,896
    Inventory write-off................     1,589         -
                                         --------- ---------
      Total Homebuilding...............   187,046   110,113
                                         --------- ---------
  Financial Services...................     3,211     2,392
                                         --------- ---------
  Investment Properties................     1,123     1,562
                                         --------- ---------
  Collateralized Mortgage Financing....       202       247
                                         --------- ---------
  Corporate General and Administration.     4,361     3,594
                                         --------- ---------
  Interest.............................     8,476     5,492
                                         --------- ---------
  Other Operations.....................       523       808
                                         --------- ---------
      Total Expenses...................   204,942   124,208
                                         --------- ---------
Income (Loss) Before Income Taxes......     9,018    (3,855)
                                         --------- ---------
State and Federal Income Taxes:
  State................................       648       365
  Federal..............................     2,457    (2,446)
                                         --------- ---------
    Total Taxes........................     3,105    (2,081)
                                         --------- ---------
Net Income (Loss)......................  $  5,913  $ (1,774)
                                         ========= =========
Basic and Diluted Earnings (Loss) Per
  Common Share.........................  $   0.27  $   (.08)
                                         ========= =========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, October 31, 1997. 14,097,841     $156    7,754,812     $81  $33,95   $157,779 ($13,189)  $178,762

Conversion of Class B to
  Class A Common Stock....     12,753               (12,753)                                             -

Net Income................                                                       5,913               5,913
Treasury stock purchases..    (63,000)                                                     (457)      (457)
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, January 31, 1998. 14,047,594     $156    7,742,059     $81  $33,935  $163,692 ($13,646)  $184,218
                           ===========  ======  ===========  ======  =======  ========  ========  ========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                        Three Months Ended
                                                            January 31,
                                                       ---------------------
                                                          1998       1997
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income (Loss)................................... $   5,913  $  (1,774)
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation....................................       917      1,351
      (Gain)loss on sale and retirement of property
        and assets....................................    (2,682)        -
      Deferred income taxes...........................     1,720      3,597
      Provision to reduce inventory to net
        realizable value..............................     1,589         -
      Decrease (increase) in assets:
        Escrow cash...................................     1,008      1,144
        Receivables, prepaids and other assets........   (14,419)   (14,159)
        Mortgage notes receivable.....................    21,517     39,386
        Inventories...................................      (289)   (43,481)
      Increase (decrease) in liabilities:
        State and Federal income taxes................         5    (12,839)
        Customers' deposits...........................    (1,031)     5,974
        Interest and other accrued liabilities........    (1,490)    (2,585)
        Post development completion costs.............      (603)    (1,574)
        Accounts payable..............................    (6,679)    (9,216)
                                                       ---------- ----------
          Net cash provided by (used) in operating
            activities................................     5,476    (34,176)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets...........    23,078         -
  Purchase of property................................      (477)      (971)
  Investment in and advances to unconsolidated
    affiliates........................................       393         35
  Investment in income producing properties...........    (4,672)       (44)
                                                       ---------- ----------
          Net cash provided by (used) in investing
            activities................................    18,322       (980)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   129,564    235,077
  Principal payments on mortgages and notes...........  (152,730)  (199,203)
  Principal payments on subordinated debt.............        -     (10,000)
  Investment in mortgage notes receivable.............       587        374
  Purchase of treasury stock..........................      (457)        -
                                                       ---------- ----------
          Net cash provided by (used) in financing
            activities................................   (23,036)    26,248
                                                       ---------- ----------
Net Increase (Decrease) In Cash.......................       762     (8,908)
Cash Balance, Beginning Of Period.....................     8,065     15,323
                                                       ---------- ----------
Cash Balance, End Of Period..........................  $   8,827  $   6,415
                                                       ========== ==========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     1. The consolidated financial statements, except for the October 31, 1997 consolidated balance sheets, have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

     2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended
                                 January 31,
                              -------------------
                                1998       1997
                              --------   --------
                            (Dollars in Thousands)
Interest Incurred (1):
  Residential (3)...........  $  6,642   $  6,584
  Commercial(4).............       679      1,317
                              --------   --------
    Total Incurred..........  $  7,321   $  7,901
                              ========   ========
Interest Expensed:
  Residential (3)...........  $  7,797   $  4,175
  Commercial (4)............       679      1,317
                              --------   --------
     Total Expensed.........  $  8,476   $  5,492
                              ========   ========
Interest Capitalized at
  Beginning of Period.......  $ 35,950   $ 39,152
Plus Interest Incurred......     7,321      7,901
Less Interest Expensed......     8,476      5,492
Less Charges to Reserves....         -         10
Less Impairment Adjustments.     4,100          -
                              --------   --------
Interest Capitalized at
  End of Period.............  $ 30,695   $ 41,551
                              ========   ========
Interest Capitalized at
  End of Period (5):
  Residential(3)............  $ 28,189   $ 34,884
  Commercial(2).............     2,506      6,667
                              --------   --------
    Total Capitalized.......  $ 30,695   $ 41,551
                              ========   ========

(1) Does not include interest incurred by the Company's mortgage and finance subsidiaries.
(2)  Does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered and when land is not under active development.
(4) Represents interest allocated to or incurred on long term debt for investment properties and charged to interest expense.
(5) Commercial interest includes $184,000 reported at October 31, 1996 as capitalized residential interest. This reclassification is a result of the transfer of land and related capitalized interest from homebuilding to investment properties.

     3. Homebuilding accumulated depreciation at January 31, 1998 and October 31, 1997 amounted to $16,138,000 and $15,338,000, respectively. Rental property accumulated depreciation at January 31, 1998 and October 31, 1997 amounted to $2,648,000 and $10,450,000, respectively.

     4. During the three months ended January 31, 1998 the Company has written off the costs associated with an option in New Jersey including approval, engineering and capitalized interest. The write off amounted to $1,589,000 and is reported on the Consolidated Statements of Income as "Homebuilding - Inventory Write-Off."



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the three months ended January 31, 1998 were for operating expenses, increases in housing inventories, construction, income taxes, interest, and the repurchase of common stock. The Company provided for its cash requirements from the revolving credit facility, sales of commercial properties, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     In December 1996 the Board of Directors authorized a stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of March 2, 1998, 1,247,400 shares were repurchased under this program.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $245,000,000 (the "Revolving Credit Facility") through March 2000. Interest is payable monthly and at various rates of either prime plus 1/8% or Libor plus 1.625%. The Company recently extended the Agreement one year and believes that it will be able either to extend the Agreement beyond March 2000 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of January 31, 1998, borrowings under the Agreement were $101,625,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of January 31, 1998 was $190,000,000. Annual sinking fund payments of $10,000,000 and $20,000,000 are required in April 2000 and 2001, respectively, with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005, respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of January 31, 1998, the aggregate principal amount of all such borrowings was $32,728,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                             January 31,      October 31,
                                                 1998            1997
                                             ------------    ------------

Residential real estate inventory..........  $409,093,000    $410,393,000
Residential rental property................    11,075,000      11,412,000
                                             ------------    ------------
  Total Residential Real Estate............   420,168,000     421,805,000
Commercial properties......................    23,475,000      38,946,000
                                             ------------    ------------
  Combined Total...........................  $443,643,000    $460,751,000
                                             ============    ============

     Total residential real estate decreased $1,637,000 during the three months ended January 31, 1998 primarily as a result of a small inventory decrease of $1,300,000. Substantially all residential homes under construction or completed and included in real estate inventory at January 31, 1998 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  January 31, 1998......    85     16,285   6,202     1,678        8,405

  October 31, 1997......    88     16,252   5,817     1,846        8,589

(1) Includes 17 and 24 lots under option at January 31, 1998 and October 31, 1997, respectively.

(2) Of the total home lots available, 472 and 579 were under construction or complete (including 103 and 101 models and sales offices), 3,652 and 3,968 were under option, and 694 and 762 were financed through purchase money mortgages at January 31, 1998 and October 31, 1997, respectively.

     In addition, at January 31, 1998 and October 31, 1997, respectively, in substantially completed or suspended communities, the Company owned or had under option 230 and 254 home lots. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At January 31, 1998 the Company controlled such land to build 10,295 proposed homes, compared to 9,736 homes at October 31, 1997.

     The following table summarizes the Company's started or completed unsold homes in active, substantially complete and suspended communities:

                            January 31,               October 31,
                                1998                     1997
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   226       70     296      279       63     342
North Carolina......    66       --      66       83       --      83
Florida.............    40       10      50       47       11      58
Virginia............    16       10      26       16       10      26
California..........    21       13      34       60       16      76
Poland..............    10        1      11       10        2      12
                     ------   ------   -----   ------   ------   -----
  Total                379      104     483      495      102     597
                     ======   ======   =====   ======   ======   =====

     The Company's commercial properties represent investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). At January 31, 1998, the Company had long-term non-recourse financing aggregating $5,690,000 on one commercial facility, a decrease of $13,551,000 from October 31, 1997, due to the sale of four facilities. The book value of the four facilities was $19,585,000 which was the primary reason commercial facilities declined during the quarter.

     Collateral Mortgage Financing - Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $26,599,000 and $47,660,000 at January 31, 1998 and October 31, 1997, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1997

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

     Historically, the Company's first quarter produces the least amount of deliveries for the year. The Company's management has made a concerted effort to change this trend using new management tools to focus on delivery evenness and through a new incentive plan. As a result, the first quarter produced approximately 25% of the Company's estimated deliveries for fiscal 1998 compared to 16% in the first quarter of fiscal 1997. By increasing deliveries from 612 in 1997 to 972 in 1998 the Company substantially increased net income from its housing operations. Management is working hard to continue this trend and is trying to ensure future quarters will show similar delivery evenness.

     Important indicators of the future results of the Company are recently signed contracts and home contract backlog for future deliveries. The Company's sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                          Three Months Ended        Contract Backlog
                             January 31,            as of January 31,
                        -----------------------    --------------------
                           1998          1997         1998       1997
                        ---------     ---------    ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $ 98,814      $ 92,544     $242,604   $232,096
  Homes...............       488           472        1,135      1,119

North Carolina:
  Dollars.............  $ 23,903      $ 31,506     $ 44,136   $ 53,108
  Homes...............       133           174          230        280

Florida:
  Dollars.............  $  7,802      $  9,708     $ 24,164   $ 34,094
  Homes...............        43            60          140        198

Virginia:
  Dollars.............  $  3,866      $  2,478     $  5,967   $  3,472
  Homes...............        15            10           22         16

California:
  Dollars.............  $ 18,769      $ 16,268     $ 22,115   $ 12,194
  Homes...............        93            79          113         68

Poland:
  Dollars.............  $  1,277      $  1,607     $  3,673   $  3,293
  Homes...............        16            22           48         46

Totals:
  Dollars.............  $154,431      $154,111     $342,659   $338,257
  Homes...............       788           817        1,688      1,727


Total Revenues:

     Revenues for the three months ended January 31, 1998 increased $93.6 million or 77.8%, compared to the same period last year. This was the result of an $89.0 million increase in revenues from the sale of homes, a $1.5 million increase in land sales and other homebuilding revenues, a $1.7 million increase in financial services revenues, and a $1.4 million increase in investment properties revenues.


Homebuilding:

     Revenues from the sale of homes increased $89.0 million or 77.3% during the three months ended January 31, 1998, compared to the same period last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended
                           January 31,
                        -------------------
                          1998       1997
                        ---------  --------
                       (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $139,011  $ 63,440
  Homes Delivered......       640       330

North Carolina:
  Housing Revenues.....  $ 25,676  $ 22,042
  Homes Delivered......       135       127

Florida:
  Housing Revenues.....  $  9,512  $ 13,828
  Homes Delivered......        53        79

Virginia:
  Housing Revenues.....  $  6,118  $  3,407
  Homes Delivered......        20        18

California:
  Housing Revenues.....  $ 23,121  $ 12,333
  Homes Delivered......       117        57

Poland:
  Housing Revenues.....  $    619  $     65
  Homes Delivered......         7         1

Totals:
  Housing Revenues.....  $204,057  $115,115
  Homes Delivered......       972       612


     The increase in the number of homes delivered was due to the Company's efforts to even out deliveries during the year as noted above. The Company was most successful in achieving evenness in its Northeast Region and California.
In Florida, deliveries declined since the Company cut back its operations due to a dissatisfaction with its performance.

     During the first quarter of fiscal 1998 the Company has written off approval, engineering and capitalized interest costs associated with an option in New Jersey amounting to $1,589,000. The Company let the option expire because of changes in local market conditions and it was having difficulties obtaining government approvals.

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended
                                  January 31,
                              -------------------
                                1998       1997
                              --------   --------
                             (Dollars in Thousands)

Sale of Homes................ $204,057   $115,115
Cost of Sales................  168,528     99,783
                              --------   --------
Housing Gross Margin......... $ 35,529   $ 15,332
                              ========   ========

Gross Margin Percentage......    17.4%      13.3%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended
                                   January 31,
                              -------------------
                                1998       1997
                              --------   --------
Sale of Homes................  100.0%     100.0%
                              --------   --------
Cost of Sales:
      Housing, land &
        development costs....   74.4%      76.8%
      Commissions............    1.8%       2.0%
      Financing concessions..    0.7%       1.0%
      Overheads..............    5.7%       6.9%
                              --------   --------
Total Cost of Sales..........   82.6%      86.7%
                              --------   --------
Gross Margin.................   17.4%      13.3%
                              ========   ========

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to the Company's other markets. For the three months ended January 31, 1998 the Company's gross margin increased 4.1% compared to the same period last year. This can be attributed to a higher percentage of Northeast Region deliveries amounting to 68% in 1998 compared to 55% in 1997. In addition, except for Florida gross margins were higher in all the Company's U. S. markets. Higher margins are attributed to the Company being able to increase sales prices and decrease incentives. Also, decreased overheads are the result of higher production levels for the quarter.

     Selling, general, and administrative expenses as a percentage of total homebuilding revenues, decreased to 7.6% for the three months ended January 31, 1998 from 8.5% for the prior year three months. Such expenses increased during the three months ended January 31, 1998 $5.8 million compared to the same period last year. The percentage decrease and dollar increase in selling, general and administrative is principally due to increased deliveries.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended
                                      January 31,
                                   ------------------
                                     1998      1997
                                   --------  --------

Land and Lot Sales................ $ 1,597   $   544
Cost of Sales.....................   1,272       434
                                   --------  --------
Land and Lot Sales Gross Margin...     325       110
Interest Expense..................     158       103
                                   --------  --------
Land and Lot Sales Profit Before
  Tax............................. $   167   $     7
                                   ========  ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market and title insurance activities. For the three months ended January 31, 1998 financial services provided a $0.4 million pretax profit compared to a loss of $0.5 million in 1997. This was a direct result of the Company's mortgage banking and title subsidiaries originating a higher volume of mortgages and title policies, respectively, due to the housing operations increased volume. The Company recently initiated efforts to originate mortgages from unrelated third parties and expects these third party loans to increase as a percentage of the Company's total loan volume over the next few years.


Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from the sale of such property. At the end of the second quarter of 1997 the Company announced that it was planning an orderly exit from the investment properties business. The Company is selling its investment properties (except for the two senior citizen rental communities) and during the quarter ended January 31, 1998 sold four facilities. At January 31, 1998 the Company has one retail facility remaining and is a 50% partner in a joint venture also owning a retail facility. Both are under contract and expected to close prior to the end of fiscal 1998. In addition the Company has various parcels of land approved for commercial development. The Company has contracts on all parcels and expects to close all sales by October 31, 1998.


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


Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses include the Company's executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses decreased to 2.0% for the three months ended January 31, 1998 from 3.0% for the prior year three months. Corporate general and administration expenses increased $0.8 million during the three months ended January 31, 1998 compared to the same period last year. This increase is primarily attributed to increased bonus accruals based on 1998 projected increase in Return on Equity, increased depreciation from the amortization of capitalized process redesign costs in prior years and increased process redesign costs in 1998.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                            Three Months Ended
                               January 31,
                            ------------------
                              1998      1997
                            --------  --------

Sale of Homes.............. $ 7,638   $ 4,072
Land and Lot Sales.........     158       103
Rental Properties..........     680     1,317
                            --------  --------
Total...................... $ 8,476   $ 5,492
                            ========  ========


     Housing interest as a percentage of sale of homes revenues amounted to 3.8% for the three months ended January 31, 1998 compared to 3.6% for the three months ended January 31, 1997. The increase in the percentage for the three months ended January 31, 1998 was primarily the result of the Company discontinuing the capitalization of interest on communities in planning which are not under active development.


Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses and corporate owned life insurance loan interest. The Company's title operation expenses have been reclassified to financial services.


Total Taxes

     Total taxes as a percentage of income before taxes amounted to approximately 3.8% for the three months ended January 31, 1998. Due to the loss for the three months ended January 31, 1998 net tax credits amounted to $2.1 million. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


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


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)


DATE:  March 9, 1998                /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer


DATE:  March 9, 1998                /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller