Form 10-Q
period 1998-04-30
HOVNANIAN ENTERPRISES INC
filed 1998-06-05
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 1998  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,065,557 Class A Common Shares and 7,715,259 Class B Common Shares were outstanding as of May 29, 1998.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at April 30,
                1998 (unaudited) and October 31, 1997              3

              Consolidated Statements of Income for the three
                and six months ended April 30, 1998 and 1997
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the six months ended April 30, 1998
                (unaudited)                                        6

              Consolidated Statements of Cash Flows for
                the six months ended April 30, 1998
                and 1997 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      9

PART II.  Other Information

     Item 4.     Submission of Matters to a Vote of Security
                 Holders                                          19

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        20

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     April 30,    October 31,
          ASSETS                                       1998           1997
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $  9,807       $  7,952
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    378,503        363,592
    Land and land options held for future
      development or sale.........................     35,596         46,801
                                                   -----------    -----------
      Total Inventories...........................    414,099        410,393
                                                   -----------    -----------

  Receivables, deposits, and notes................     43,503         35,723
                                                   -----------    -----------

  Property, plant, and equipment - net............     17,434         18,027
                                                   -----------    -----------

  Prepaid expenses and other assets...............     35,370         36,708
                                                   -----------    -----------
      Total Homebuilding..........................    520,213        508,803
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      1,479          2,598
  Mortgage loans held for sale....................     44,322         48,382
  Other assets....................................      2,736          2,518
                                                   -----------    -----------
      Total Financial Services....................     48,537         53,498
                                                   -----------    -----------

Investment Properties:
  Held for sale:
    Rental property - net.........................      4,777         23,920
    Land and improvements.........................     19,214         15,026
    Other assets..................................        128          1,397
  Held for investment:
    Rental property - net.........................    `10,980         11,412
    Other assets..................................      1,378          1,835
                                                   -----------    -----------
      Total Investment Properties.................     36,477         53,590
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      6,883          7,999
  Other assets....................................        574            627
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      7,457          8,626
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................     12,222         12,565
                                                   -----------    -----------
Total Assets......................................   $624,906       $637,082
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                       April 30,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998         1997
                                                     -----------  -----------
Homebuilding:
  Nonrecourse land mortgages........................   $ 17,324     $ 20,625
  Accounts payable and other liabilities............     38,696       45,521
  Customers' deposits...............................     22,482       22,422
  Nonrecourse mortgages secured by operating
    properties......................................      3,782        3,830
                                                     -----------  -----------
      Total Homebuilding............................     82,284       92,398
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      1,432        1,522
  Mortgage warehouse line of credit.................     39,974       45,823
                                                     -----------  -----------
      Total Financial Services......................     41,406       47,345
                                                     -----------  -----------
Investment Properties:
  Accounts payable and other liabilities............      1,751          502
  Nonrecourse mortgages secured by rental property..      5,669       19,241
                                                     -----------  -----------
      Total Investment Properties...................      7,420       19,743
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities............         10           10
  Bonds collateralized by mortgages receivable......      6,695        7,855
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      6,705        7,865
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................    101,425       95,000
  Subordinated notes................................    190,000      190,000
  Accrued interest..................................      5,858        5,969
                                                     -----------  -----------
      Total Notes Payable...........................    297,283      290,969
                                                     -----------  -----------
      Total Liabilities.............................    435,098      458,320
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,765,353 shares
    (including 1,594,274 shares held in Treasury)...        157          156
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,069,782 shares
    (including 345,874 shares held in Treasury).....         80           81
  Paid in Capital...................................     34,512       33,935
  Retained Earnings.................................    168,705      157,779
  Treasury Stock - at cost..........................    (13,646)     (13,189)
                                                     -----------  -----------
      Total Stockholders' Equity....................    189,808      178,762
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $624,906     $637,082
                                                     ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                        Three Months Ended    Six Months Ended
                                             April 30,           April 30,
                                        -------------------  -------------------
                                           1998      1997       1998      1997
                                        --------- ---------  --------- ---------
Revenues:
  Homebuilding:
    Sale of homes...................... $203,567  $136,235   $407,624  $251,350
    Land sales and other revenues......    3,854     2,895      6,339     3,855
                                        --------- ---------  --------- ---------
      Total Homebuilding...............  207,421   139,130    413,963   255,205
  Financial Services...................    4,140     1,928      7,702     3,786
  Investment Properties................      609     2,261      4,253     4,488
  Collateralized Mortgage Financing....      150       207        362       400
                                        --------- ---------  --------- ---------
      Total Revenues...................  212,320   143,526    426,280   263,879
                                        --------- ---------  --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................  170,806   117,695    340,606   217,912
    Selling, general and administrative   15,858    11,821     31,515    21,717
    Inventory impairment loss..........      359    13,475      1,948    13,475
                                        --------- ---------  --------- ---------
      Total Homebuilding...............  187,023   142,991    374,069   253,104
                                        --------- ---------  --------- ---------
  Financial Services...................    3,580     2,408      6,791     4,800
                                        --------- ---------  --------- ---------
  Investment Properties:
    Operations.........................      753     1,642      1,876     3,204
    Provisions for impairment loss.....             14,446               14,446
                                        --------- ---------  --------- ---------
      Total Investment Properties......      753    16,088      1,876    17,650
                                        --------- ---------  --------- ---------
  Collateralized Mortgage Financing....      157       224        359       471
                                        --------- ---------  --------- ---------
  Corporate General and Administration.    4,779     3,283      9,140     6,877
                                        --------- ---------  --------- ---------
  Interest.............................    7,990     8,016     16,466    13,508
                                        --------- ---------  --------- ---------
  Other Operations.....................      428       443        951     1,251
                                        --------- ---------  --------- ---------
      Total Expenses...................  204,710   173,453    409,652   297,661
                                        --------- ---------  --------- ---------
Income (Loss) Before Income Taxes......    7,610   (29,927)    16,628   (33,782)
                                        --------- ---------  --------- ---------
State and Federal Income Taxes:
  State................................      596      (123)     1,244       242
  Federal..............................    2,001   (10,662)     4,458   (13,108)
                                        --------- ---------  --------- ---------
    Total Taxes........................    2,597   (10,785)     5,702   (12,866)
                                        --------- ---------  --------- ---------
Net Income (Loss)...................... $  5,013  $(19,142)  $ 10,926  $(20,916)
                                        ========= =========  ========= =========
Basic and Diluted Earnings (Loss) Per
  Common Share........................  $   0.23  $  (0.83)  $   0.50  $  (0.91)
                                        ========= =========  ========= =========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, October 31, 1997. 14,097,841     $156    7,754,812     $81  $33,935  $157,779  ($13,189) $178,762

Sale of Common Stock under
  employee stock option
  plan....................    106,334                                    577                           577

Conversion of Class B to
  Class A Common Stock....     30,904        1      (30,904)     (1)

Treasury stock purchases..    (64,000)                                                      (457)     (457)

Net Income................                                                      10,926    10,926
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, April 30, 1998... 14,171,079     $157    7,723,908     $80  $34,512  $168,705 ($13,646)  $189,808
                           ===========  ======  ===========  ======  =======  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                          Six Months Ended
                                                              April 30,
                                                       ---------------------
                                                          1998       1997

                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income (Loss)................................... $  10,926  $ (20,916)
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation....................................     1,936      2,928
      (Gain)loss on sale and retirement of property
        and assets....................................    (2,690)       (92)
      Deferred income taxes...........................     2,336     (8,784)
      Provision to reduce inventory to net
        realizable value..............................     1,948     27,921
      Decrease (increase) in assets:
        Escrow cash...................................      (472)     2,619
        Receivables, prepaids and other assets........    (7,453)   (17,335)
        Mortgage notes receivable.....................     5,819     38,028
        Inventories...................................    (5,654)   (74,471)
      Increase (decrease) in liabilities:
        State and Federal income taxes................    (1,992)   (11,378)
        Customers' deposits...........................       179     11,952
        Interest and other accrued liabilities........    (2,490)    (1,265)
        Post development completion costs.............     1,349     (4,213)
        Accounts payable..............................    (4,739)   (10,271)
                                                       ---------- ----------
          Net cash provided by (used) in operating
            activities................................      (997)   (65,277)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets...........    22,119          -
  Purchase of property................................    (1,230)    (1,580)
  Investment in and advances to unconsolidated
    affiliates........................................       403         49
  Investment in income producing properties...........    (4,188)    (7,647)
                                                       ---------- ----------
          Net cash provided by (used) in investing
            activities................................    17,104     (9,178)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   280,003    485,153
  Principal payments on mortgages and notes...........  (297,525)  (409,123)
  Principal payments on subordinated debt.............         -    (10,000)
  Investment in mortgage notes receivable.............     1,166        535
  Purchase of treasury stock..........................      (457)    (1,526)
  Proceeds from sale of stock.........................       577          -
                                                       ---------- ----------
          Net cash provided by (used) in financing
            activities................................   (16,236)    65,039
                                                       ---------- ----------
Net Increase (Decrease) In Cash.......................      (129)    (9,416)
Cash Balance, Beginning Of Period.....................     8,065     15,323
                                                       ---------- ----------
Cash Balance, End Of Period..........................  $   7,936  $   5,907
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

     2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended    Six Months Ended
                                   April 30,             April 30,
                              -------------------  -------------------
                                1998       1997       1998      1997
                              --------   --------  --------   --------
                                       (Dollars in Thousands)
Interest Incurred (1):
  Residential (3)...........  $  6,656   $  7,108  $ 13,298   $ 13,692
  Commercial(4).............       485      1,296     1,164      2,613
                              --------   --------  --------   --------
    Total Incurred..........  $  7,141   $  8,404  $ 14,462   $ 16,305
                              ========   ========  ========   ========
Interest Expensed:
  Residential (3)...........  $  7,505   $  6,720  $ 15,302   $ 10,895
  Commercial (4)............       485      1,296     1,164      2,613
                              --------   --------  --------   --------
     Total Expensed.........  $  7,990   $  8,016  $ 16,466   $ 13,508
                              ========   ========  ========   ========
Interest Capitalized at
  Beginning of Period.......  $ 30,695   $ 41,551  $ 35,950   $ 39,152
Plus Interest Incurred......     7,141      8,404    14,462     16,305
Less Interest Expensed......     7,990      8,016    16,466     13,508
Less Charges to Reserves....         -         92         -        102
Less Impairment Adjustments.         -        945       460        945
Less Sale of Assets.........         -          -     3,640          -
                              --------   --------  --------   --------
Interest Capitalized at
  End of Period.............  $ 29,846   $ 40,902  $ 29,846   $ 40,902
                              ========   ========  ========   ========
Interest Capitalized at
  End of Period (5):
  Residential(3)............  $ 27,340   $ 33,772  $ 27,340   $ 33,772
  Commercial(2).............     2,506      7,130     2,506      7,130
                              --------   --------  --------   --------
    Total Capitalized.......  $ 29,846   $ 40,902  $ 29,846   $ 40,902
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

     3. Homebuilding accumulated depreciation at April 30, 1998 and October 31, 1997 amounted to $16,829,000 and $15,338,000, respectively. Rental property accumulated depreciation at April 30, 1998 and October 31, 1997 amounted to $3,097,000 and $10,450,000, respectively.

     4. In accordance with FAS 121, the Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. At April 30, 1997 inventory with a carrying amount of $27,510,000 was written down to its fair value. The total amount of this writedown was $8,714,000. This was principally attributed to a $5,364,000 writedown of the Company's investment in Florida communities. This writedown was based upon management's decision to reduce its investment in Florida by accelerating sales through the reduction of sales prices and offering pricing concessions. The remainder of the writedown at April 30, 1997 was attributable to one community in New Jersey and one in Pennsylvania. The FAS 121 calculations were based on the Company's evaluation of the expected revenue less costs to complete including interest and selling costs. In addition, the Company, from time to time, will write off certain residential land options including approval, engineering and capitalized interest costs for properties management decides not to purchase. The Company wrote off such costs on two properties in New Jersey amounting to $1,589,000 and $359,000 during the three months ended January 31, 1998 and April 30, 1998, respectively. During the three months ended April 30, 1997 the Company wrote off $4,761,000 on two properties in New Jersey and one in Pennsylvania. Residential inventory FAS 121 impairment losses and option write offs are reported on the Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

     At April 30, 1997 the Company decided to exit the investment properties business. As a result, all commercial properties were no longer held for use, but held for sale. This resulted in FAS 121 impairment losses on certain investment properties. The impairment losses were the result of the properties carrying amounts exceeding their fair value less selling costs. At April 30, 1997, properties with a carrying amount of $33,820,000 were written down to their fair value. The total amount of this writedown was $12,690,000. At April 30, 1997 the Company also recorded a $1,756,000 write-off of a commercial land option including approval, engineering and capitalized interest costs. The writedowns and write-offs for the quarter ended April
30, 1997 were attributable to commercial properties in both New Jersey and Florida. Investment property FAS 121 impairment losses and option write offs are reported on the Consolidated Statements of Income as "Investment
Properties - Provisions for Impairment Loss."


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the six months ended April 30, 1998 were for operating expenses, increases in housing inventories, construction, income taxes, interest, and the repurchase of common stock. The Company provided for its cash requirements from the revolving credit facility, sales of commercial properties, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     In December 1996 the Board of Directors authorized a stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of April 30, 1998, 1,248,400 shares were repurchased under this program.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $245,000,000 (the "Revolving Credit Facility") through March 2000. Interest is payable monthly and at various rates of either prime plus 1/8% or Libor plus 1.625%. The Company believes that it will be able either to extend the Agreement beyond March 2000 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of April 30, 1998, borrowings under the Agreement were $101,425,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of April 30, 1998 was $190,000,000. Annual sinking fund payments of $10,000,000 and $20,000,000 are required in April 2000 and 2001, respectively, with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005, respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of April 30, 1998, the aggregate principal amount of all such borrowings was $46,669,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                               April 30,      October 31,
                                                 1998            1997
                                             ------------    ------------

Residential real estate inventory..........  $414,099,000    $410,393,000
Residential rental property................    10,980,000      11,412,000
                                             ------------    ------------
  Total Residential Real Estate............   425,079,000     421,805,000
Commercial properties......................    23,991,000      38,946,000
                                             ------------    ------------
  Combined Total...........................  $449,070,000    $460,751,000
                                             ============    ============

     Total residential real estate increased $3,274,000 during the six months ended April 30, 1998 primarily as a result of a small inventory increase of $3,706,000. Substantially all residential homes under construction or completed and included in real estate inventory at April 30, 1998 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  April 30, 1998........    75     15,812   6,573     1,863        7,376

  October 31, 1997......    88     16,252   5,817     1,846        8,589

(1) Includes 77 and 24 lots under option at April 30, 1998 and October 31, 1997, respectively.

(2) Of the total home lots available, 450 and 579 were under construction or complete (including 43 and 101 models and sales offices), 3,065 and 3,968 were under option, and 578 and 762 were financed through purchase money mortgages at April 30, 1998 and October 31, 1997, respectively.

     In addition, at April 30, 1998 and October 31, 1997, respectively, in substantially completed or suspended communities, the Company owned or had under option 231 and 254 home lots. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At April 30, 1998 the Company controlled such land to build 11,645 proposed homes, compared to 9,736 homes at October 31, 1997.

     The following table summarizes the Company's started or completed unsold homes in active, substantially complete and suspended communities:

                              April 30,               October 31,
                                1998                     1997
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   196       13     209      279       63     342
North Carolina......    82        -      82       83       --      83
Florida.............    36        7      43       47       11      58
Virginia............    15        6      21       16       10      26
California..........    56       16      72       60       16      76
Poland..............    29        1      30       10        2      12
                     ------   ------   -----   ------   ------   -----
  Total                414       43     457      495      102     597
                     ======   ======   =====   ======   ======   =====

     The Company's commercial properties represent investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). At April 30, 1998, the Company had long-term non-recourse financing aggregating $5,669,000 on one commercial facility, a decrease of $13,572,000 from October 31, 1997, due to the sale of four facilities. The book value of the four facilities was $19,585,000 which was the primary reason commercial facilities declined during the six months ended April 30, 1998.

     Collateral Mortgage Financing - Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $43,650,000 and $47,660,000 at April 30, 1998 and October 31, 1997, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market.
The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 1997

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprising of New Jersey, southern New York State and eastern Pennsylvania), North Carolina, southeastern Florida, northern Virginia, southern California and Poland. In addition, the Company develops and operates commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida, but is exiting this business (see "Investment Properties" below).

     Historically, the Company's first six months produces the least amount of deliveries for the year. The Company's management has made a concerted effort to change this trend using new management tools to focus on delivery evenness and through a new incentive plan. As a result, the first six months produced slightly less than 50% of the Company's estimated deliveries for fiscal 1998 compared to 35% in the first six months of fiscal 1997. By increasing deliveries from 1,318 in 1997 to 1,942 in 1998 the Company substantially increased net income from its housing operations. Management is working hard to continue this trend and is trying to ensure future quarters will show similar delivery evenness.

     Important indicators of the future results of the Company are recently signed contracts and home contract backlog for future deliveries. The Company's sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                          Three Months Ended        Contract Backlog
                               April 30,             as of April 30,
                        -----------------------    --------------------
                           1998          1997         1998       1997
                        ---------     ---------    ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $286,896      $211,384     $312,662   $286,424
  Homes...............     1,309         1,099        1,359      1,401

North Carolina:
  Dollars.............  $ 59,893      $ 67,494     $ 51,920   $ 62,851
  Homes...............       328           366          272        333

Florida:
  Dollars.............  $ 16,433      $ 31,107     $ 18,050   $ 39,276
  Homes...............        87           185           94        222

Virginia:
  Dollars.............  $ 13,449      $  7,757     $ 11,025   $  5,764
  Homes...............        50            37           39         27

California:
  Dollars.............  $ 28,304      $ 38,651     $ 14,626   $ 16,317
  Homes...............       154           191           79         85

Poland:
  Dollars.............  $  1,609      $  2,075     $  2,600   $  3,088
  Homes...............        20            28           35         42

Totals:
  Dollars.............  $406,584      $358,468     $410,883   $413,720
  Homes...............     1,948         1,906        1,878      2,110


Total Revenues:

     Revenues for the three months ended April 30, 1998 increased $68.8 million or 47.9%, compared to the same period last year. This was the result of a $67.3 million increase in revenues from the sale of homes, a $1.0 million increase in land sales and other homebuilding revenues and a $2.2 million increase in financial services revenues. The increases were partially offset by a $1.7 million decrease in investment properties revenues.

     Revenues for the six months ended April 30, 1998 increased $162.4 million or 61.5%, compared to the same period last year. This was the result of a $156.3 million increase in revenues from the sale of homes, a $2.5 million increase in land sales and other homebuilding revenues, and a $3.9 million increase in financial services revenues. The increases were partially offset by a $0.3 million decrease in investment properties revenues.


Homebuilding:

     Revenues from the sale of homes increased $67.3 million or 49.4% during the three months ended April 30, 1998, and increased $156.3 million or 62.2% during the six months ended April 30, 1998, compared to the same period last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended    Six Months Ended
                             April 30,           April 30,
                        -------------------   ------------------
                          1998       1997        1998     1997
                        ---------  --------   --------  --------
                                 (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $136,133  $ 70,678   $275,144  $134,118
  Homes Delivered......       597       345      1,237       675

North Carolina:
  Housing Revenues.....  $ 28,264  $ 26,341   $ 53,940  $ 48,383
  Homes Delivered......       153       139        288       266

Florida:
  Housing Revenues.....  $ 15,254  $ 17,042   $ 24,766  $ 30,870
  Homes Delivered......        90       101        143       180

Virginia:
  Housing Revenues.....  $  4,843  $  3,018   $ 10,961  $  6,425
  Homes Delivered......        18        16         38        34

California:
  Housing Revenues.....  $ 17,613  $ 18,489   $ 40,734  $ 30,822
  Homes Delivered......        95        95        212       152

Poland:
  Housing Revenues.....  $  1,460  $    667   $  2,079  $    732
  Homes Delivered......        17        10         24        11

Totals:
  Housing Revenues.....  $203,567  $136,235   $407,624  $251,350
  Homes Delivered......       970       706      1,942     1,318


     The increase in the number of homes delivered was due to the Company's efforts to even out deliveries during the year as noted above. The Company was most successful in achieving evenness in its Northeast Region and California.
In Florida, deliveries declined since the Company cut back its operations due to a dissatisfaction with its performance.

     During the first and second quarters of fiscal 1998 the Company has written off approval, engineering and capitalized interest costs associated with two options in New Jersey amounting to $1,589,000 and $359,000, respectively. The Company did not exercise the options because of changes in local market conditions and it was having difficulties obtaining government approvals.

     During the second quarter of fiscal 1997 the Company recorded impairment losses and wrote off option costs amounting to $8,714,000 and $4,761,000, respectively. See "Notes to Consolidated Financial Statements - Note 4" for an additional explanation.

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended    Six Months Ended
                                    April 30,           April 30,
                              -------------------   -------------------
                                1998       1997       1998       1997
                              --------   --------   --------   --------
                                        (Dollars in Thousands)

Sale of Homes................ $203,567   $136,235   $407,624   $251,350
Cost of Sales................  169,220    116,522    337,748    216,305
                              --------   --------   --------   --------
Housing Gross Margin......... $ 34,374   $ 19,731   $ 69,876   $ 35,045
                              ========   ========   ========   ========

Gross Margin Percentage......    16.9%      14.4%      17.1%      13.9%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Six Months Ended
                                   April 30,            April 30,
                              -------------------   --------   --------
                                1998       1997        1998       1997
                              --------   --------   --------   --------
Sale of Homes................  100.0%     100.0%      100.0%    100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....   75.5%      76.9%       75.0%     76.9%
      Commissions............    1.9%       2.0%        1.9%      2.0%
      Financing concessions..    0.7%       0.9%        0.7%      0.9%
      Overheads..............    5.0%       5.8%        5.3%      6.3%
                              --------   --------   --------   --------
Total Cost of Sales..........   83.1%      85.6%       82.9%     86.1%
                              --------   --------   --------   --------
Gross Margin.................   16.9%      14.4%       17.1%     13.9%
                              ========   ========   ========   ========

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to the Company's other markets. For the three and six months ended April 30, 1998 the Company's gross margin increased 2.5% and 3.2%, respectively, compared to the same periods last year. This can be attributed to a higher percentage of Northeast Region deliveries amounting to 67% in both the three and six months ended April 30, 1998 compared to 52% and 53% for the same periods in 1997. In addition, except for Florida, gross margins were higher in all the Company's U. S. markets. Higher margins are also attributed to the Company's housing markets being generally strong, permitting selective price increases and reduced selling incentives; positive effects from process redesign and quality programs; and an increased percentage of deliveries from better performing communities.

     Selling, general, and administrative expenses as a percentage of total homebuilding revenues, decreased to 7.6% for the three and six months ended April 30, 1998 from 8.5% for the prior year three and six months. Such expenses increased during the three and six months ended April 30, 1998 $4.0 million and $9.8 million, respectively, compared to the same periods last year. The percentage decrease and dollar increase in selling, general and administrative is principally due to increased deliveries.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended    Six Months Ended
                                      April 30,             April 30,
                                   ------------------   --------   --------
                                     1998      1997        1998      1997
                                   --------  --------   --------   --------

Land and Lot Sales................ $  1,766  $  1,352   $  3,363   $  1,896
Cost of Sales.....................    1,586     1,173      2,858      1,607
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...      180       179        505        289
Interest Expense..................      159       134        317        237
                                   --------  --------   --------   --------
Land and Lot Sales Profit Before
  Tax............................. $     21  $     45   $    188   $     52
                                   ========  ========   ========   ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market and title insurance activities. For the three and six months ended April 30, 1998 financial services provided a $0.6 million and $0.9 million pretax profit, respectively, compared to losses of $0.5 million and $1.0 million for the same periods in 1997. This was a direct result of the Company's mortgage banking and title subsidiaries originating a higher volume of mortgages and title policies, respectively, due to the housing operations increased volume. The Company recently initiated efforts to originate mortgages from unrelated third parties and expects these third party loans to increase as a percentage of the Company's total loan volume over the next few years.


Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from the sale of such property. At the end of the second quarter of 1997 the Company announced that it was planning an orderly exit from the investment properties business. The Company is selling its investment properties (except for the two senior citizen rental communities) and during the first quarter of 1998 sold four facilities. At April 30, 1998 the Company has one retail facility remaining and is a 50% partner in a joint venture also owning a retail facility. Both are under contract and expected to close prior to the end of fiscal 1998. In addition the Company has various parcels of land approved for commercial development. The Company has contracts on all parcels and expects to close all sales by October 31, 1998.


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


Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses include the Company's executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses amounted to 2.3% for both the three months ended April 30, 1998 and 1997. For the six months ended April 30, 1998 such expenses decreased to 2.1% from 2.6% for the prior year six months. Corporate general and administration expenses increased $1.5 million and $2.3 million during the three and six months ended April 30, 1998 compared to the same periods last year. These increases are primarily attributed to increased bonus accruals based on 1998 projected increase in Return on Equity, increased depreciation from the amortization of capitalized process redesign costs in prior years and increased process redesign costs in 1998.

     The Company has assessed and formulated a plan to resolve any year 2000 issues. The plan includes internal and external resources. The Company does not anticipate this plan to have a material impact on future earnings and is expected to be completed by the end of fiscal 1999.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                            Three Months Ended    Six Months Ended
                                 April 30,           April 30,
                            ------------------   -------------------
                              1998      1997       1998      1997
                            --------  --------   --------   --------

Sale of Homes.............. $  7,346  $  6,586   $ 14,985   $ 10,658
Land and Lot Sales.........      159       134        317        237
Rental Properties..........      485     1,296      1,164      2,613
                            --------  --------   --------   ---------
Total...................... $  7,990  $  8,016   $ 16,466   $ 13,508
                            ========  ========   ========   =========


     Housing interest as a percentage of sale of homes revenues amounted to 3.6% and 3.7% for the three and six months ended April 30, 1998, respectively, compared to 4.8% and 4.3% for the three and six months ended April 30, 1997, respectively. The decrease in the percentage for the three and six months ended April 30, 1998 was primarily the result of the Company's lower levels of debt while at the same time increasing deliveries.


Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses and corporate owned life insurance loan interest.


Total Taxes

     Total taxes as a percentage of income before taxes amounted to approximately 34% for the three and six months ended April 30, 1998. Due to losses in fiscal 1997, the Company recorded tax credits. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


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


Item 4.  Submisstion to Matters to a Vote of Security Holders

     The Company held its annual stockholders meeting on April 14, 1998 at 10:30 a.m. in the Board Room of the American Stock Exchange, 13th floor, 86 Trinity Place, New York, New York. The following matters were voted at the meeting:

     . Election of all Directors to hold office until the next Annual Meeting of Stockholders. The elected Directors were:

     ..  Kevork S. Hovnanian
     ..  Ara K. Hovnanian
     ..  Paul W. Buchanan
     ..  Arthur Greenbaum
     ..  Desmond P. McDonald
     ..  Peter S. Reinhart
     ..  J. Larry Sorsby
     ..  Stephen D. Weinroth

     . Ratification of selection of Ernst & Young, LLP as certified independent accountants for fiscal year ending October 31, 1998.

     ..  Votes For                 87,034,211
     ..  Votes Against                 60,226
     ..  Abstain                       24,044


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)


DATE:  June 5, 1998                 /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer


DATE:  June 5, 1998                 /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller