Form 10-Q
period 1998-07-31
HOVNANIAN ENTERPRISES INC
filed 1998-09-09
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JULY 31, 1998  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,057,485 Class A Common Shares and 7,699,835 Class B Common Shares were outstanding as of August 25, 1998.
                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at July 31,
                1998 (unaudited) and October 31, 1997              3

              Consolidated Statements of Income for the three
                and nine months ended July 31, 1998 and 1997
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the nine months ended July 31, 1998
                (unaudited)                                        6

              Consolidated Statements of Cash Flows
                for the nine months ended July 31, 1998
                and 1997 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                     10

PART II.  Other Information

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        20

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     July  31,    October 31,
          ASSETS                                       1998           1997
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $ 13,663       $  7,952
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    365,556        363,592
    Land and land options held for future
      development or sale.........................     50,742         46,801
                                                   -----------    -----------
      Total Inventories...........................    416,298        410,393
                                                   -----------    -----------

  Receivables, deposits, and notes................     41,244         35,723
                                                   -----------    -----------

  Property, plant, and equipment - net............     17,155         18,027
                                                   -----------    -----------

  Prepaid expenses and other assets...............     35,347         36,708
                                                   -----------    -----------
      Total Homebuilding..........................    523,707        508,803
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      1,426          2,598
  Mortgage loans held for sale....................     59,825         48,382
  Other assets....................................      3,306          2,518
                                                   -----------    -----------
      Total Financial Services....................     64,557         53,498
                                                   -----------    -----------

Investment Properties:
  Held for sale:
    Rental property - net.........................      4,790         23,920
    Land and improvements.........................     19,953         15,026
    Other assets..................................         36          1,397
  Held for investment:
    Rental property - net.........................     10,888         11,412
    Other assets..................................        860          1,835
                                                   -----------    -----------
      Total Investment Properties.................     36,527         53,590
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      6,296          7,999
  Other assets....................................        336            627
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      6,632          8,626
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      5,642         12,565
                                                   -----------    -----------
Total Assets......................................   $637,065       $637,082
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                       July 31,   October 31,
                                                         1998         1997
                                                     -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
  Nonrecourse land mortgages........................   $ 14,941     $ 20,625
  Accounts payable and other liabilities............     45,559       45,521
  Customers' deposits...............................     25,649       22,422
  Nonrecourse mortgages secured by operating
    properties......................................      3,757        3,830
                                                     -----------  -----------
      Total Homebuilding............................     89,906       92,398
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      1,574        1,522
  Mortgage warehouse line of credit.................     54,908       45,823
                                                     -----------  -----------
      Total Financial Services......................     56,482       47,345
                                                     -----------  -----------
Investment Properties:
  Accounts payable and other liabilities............      2,093          502
  Nonrecourse mortgages secured by rental property..      5,648       19,241
                                                     -----------  -----------
      Total Investment Properties...................      7,741       19,743
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities............         23           10
  Bonds collateralized by mortgages receivable......      5,873        7,855
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      5,896        7,865
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................     86,000       95,000
  Subordinated notes................................    190,000      190,000
  Accrued interest..................................      4,742        5,969
                                                     -----------  -----------
      Total Notes Payable...........................    280,742      290,969
                                                     -----------  -----------
      Total Liabilities.............................    440,767      458,320
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,797,146 shares
    (including 1,740,274 shares held in Treasury)...        157          156
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,046,322 shares
    (including 345,874 shares held in Treasury).....         80           81
  Paid in Capital...................................     34,561       33,935
  Retained Earnings.................................    176,418      157,779
  Treasury Stock - at cost..........................    (14,918)     (13,189)
                                                     -----------  -----------
      Total Stockholders' Equity....................    196,298      178,762
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $637,065     $637,082
                                                     ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                        Three Months Ended   Nine Months Ended
                                             July 31,            July 31,
                                        ------------------- -------------------
                                           1998      1997      1998      1997
                                        --------- --------- --------- ---------
Revenues:
  Homebuilding:
    Sale of homes...................... $237,900  $186,684  $645,524  $438,034
    Land sales and other revenues......    1,954    13,502     8,293    17,357
                                        --------- --------- --------- ---------
      Total Homebuilding...............  239,854   200,186   653,817   455,391
  Financial Services...................    5,562     2,577    13,264     6,363
  Investment Properties................    2,530     2,091     6,783     6,579
  Collateralized Mortgage Financing....      179       253       541       653
                                        --------- --------- --------- ---------
      Total Revenues...................  248,125   205,107   674,405   468,986
                                        --------- --------- --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................  196,024   163,716   536,630   381,628
    Selling, general and administrative   17,530    16,346    49,045    38,063
    Inventory impairment loss..........    1,550               3,498    13,475
                                        --------- --------- --------- ---------
      Total Homebuilding...............  215,104   180,062   589,173   433,166
                                        --------- --------- --------- ---------
  Financial Services...................    4,837     2,474    11,628     7,274
                                        --------- --------- --------- ---------
  Investment Properties:
    Operations.........................      787     1,291     2,663     4,495
    Provision for impairment loss......                                 14,446
                                        --------- --------- --------- ---------
      Total Investment Properties......      787     1,291     2,663    18,941
                                        --------- --------- --------- ---------
  Collateralized Mortgage Financing....      181       208       540       679
                                        --------- --------- --------- ---------
  Corporate General and Administration.    5,543     3,228    14,683    10,105
                                        --------- --------- --------- ---------
  Interest.............................    8,773     8,572    25,239    22,080
                                        --------- --------- --------- ---------
  Other Operations.....................      510       270     1,461     1,521
                                        --------- --------- --------- ---------
      Total Expenses...................  235,735   196,105   645,387   493,766
                                        --------- --------- --------- ---------
Income (Loss) Before Income Taxes......   12,390     9,002    29,018   (24,780)
                                        --------- --------- --------- ---------
State and Federal Income Taxes:
  State................................      982       748     2,226       990
  Federal..............................    3,695     2,034     8,153   (11,074)
                                        --------- --------- --------- ---------
    Total Taxes........................    4,677     2,782    10,379   (10,084)
                                        --------- --------- --------- ---------
Net Income (Loss)...................... $  7,713  $  6,220  $ 18,639  $(14,696)
                                        ========= ========= ========= =========
Basic and Diluted Earnings (Loss)
  Per Common Share..................... $   0.35  $   0.27  $   0.85  $  (0.64)
                                        ========= ========= ========= =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, October 31, 1997. 14,097,841     $156    7,754,812     $81  $33,935  $157,779  $(13,189) $178,762

Sale of Common Stock
  under Employee Stock
  Option Plan.............    114,667                                    626                           626

Conversion of Class B to
  Class A Common Stock....     54,364        1      (54,364)     (1)

Treasury stock purchases..   (210,000)                                                    (1,729)   (1,729)
Net Income................                                                      18,639              18,639
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, July 31, 1998.... 14,056,872     $157    7,700,448     $80  $34,561  $176,418  $ 14,918  $196,298
                           ===========  ======  ===========  ======  =======  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                                         Nine Months Ended
                                                              July 31,
                                                       ---------------------
                                                          1998       1997
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income (Loss)................................... $ 18,639   $ (14,696)
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation....................................    2,936       3,848
      (Gain) loss on sale and retirement of property
        and assets....................................   (2,678)        124
      Deferred income taxes...........................    1,623      (2,986)
      Impairment losses...............................    3,498      27,921
      Decrease (increase) in assets:
        Escrow cash...................................     (747)      2,739
        Receivables, prepaids and other assets........   (4,536)    (20,187)
        Mortgage notes receivable.....................   (9,541)     29,678
        Inventories...................................   (9,403)   (105,281)
      Increase (decrease) in liabilities:
        State and Federal income taxes................    5,301     (13,883)
        Customers' deposits...........................    3,319      14,451
        Interest and other accrued liabilities........     (974)     (1,582)
        Post development completion costs.............    1,840      (4,341)

        Accounts payable..............................     (490)     (5,231)
                                                       ---------- ----------
          Net cash provided by (used) in operating
            activities................................    8,787     (89,426)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets...........   22,134         224
  Purchase of property................................   (2,128)     (2,593)
  Investment in and advances to unconsolidated
    affiliates........................................      473         195
  Investment in income producing properties...........   (4,927)     (8,027)
                                                       ---------- ----------
          Net cash provided by (used) in investing
            activities................................   15,552     (10,201)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................  432,627     990,429
  Principal payments on mortgages and notes........... (453,891)   (884,624)
  Principal payments on subordinated debt.............              (10,000)
  Investment in mortgage notes receivable.............    1,756         918
  Purchase of treasury stock..........................   (1,729)     (4,630)
  Proceeds from sale of stock.........................      626
                                                       ---------- ----------
          Net cash provided by (used) in financing
            activities................................  (20,611)     92,093
                                                       ---------- ----------
Net Increase (Decrease) In Cash.......................    3,728      (7,534)
Cash Balance, Beginning Of Period.....................    8,065      15,323
                                                       ---------- ----------
Cash Balance, End Of Period..........................  $ 11,793   $   7,789
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

     2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended     Nine Months Ended
                                   July 31,              July 31,
                              -------------------   -------------------
                                1998       1997       1998       1997
                              --------   --------   --------   --------
                                        (Dollars in Thousands)
Interest Incurred (1):
  Residential (3)...........  $  6,789   $  6,950   $ 20,087   $ 20,642
  Commercial(4).............       680      1,346      1,844      3,959
                              --------   --------   --------   --------
    Total Incurred..........  $  7,469   $  8,296   $ 21,931   $ 24,601
                              ========   ========   ========   ========
Interest Expensed:
  Residential (3)...........  $  8,093   $  7,226   $ 23,395   $ 18,121
  Commercial (4)............       680      1,346      1,844      3,959
                              --------   --------   --------   --------
     Total Expensed.........  $  8,773   $  8,572   $ 25,239   $ 22,080
                              ========   ========   ========   ========
Interest Capitalized at
  Beginning of Period.......  $ 29,846   $ 40,902   $ 35,950   $ 39,152
Plus Interest Incurred......     7,469      8,296     21,931     24,601
Less Interest Expensed......     8,773      8,572     25,239     22,080
Less Charges to Reserves....                    7                   109
Less Impairment Adjustments.                             460        945
Less Sale of Assets.........                           3,640
                              --------   --------   --------   --------
Interest Capitalized at
  End of Period.............  $ 28,542   $ 40,619   $ 28,542   $ 40,619
                              ========   ========   ========   ========
Interest Capitalized at
  End of Period (5):
  Residential(3)............  $ 26,036   $ 33,489   $ 26,036   $ 33,489
  Commercial(2).............     2,506      7,130      2,506      7,130
                              --------   --------   --------   --------
    Total Capitalized.......  $ 28,542   $ 40,619   $ 28,542   $ 40,619
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

     3. Homebuilding accumulated depreciation at July 31, 1998 and October 31, 1997 amounted to $14,237,000 and $15,338,000, respectively. Rental property accumulated depreciation at July 31, 1998 and October 31, 1997 amounted to $3,189,000 and $10,450,000, respectively.

     4. In accordance with FAS 121, the Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As of July 31, 1998 inventory in New Jersey with a carrying amount of $2,536,000 was written down $1,550,000 to its fair value. The Company has decided to sell this New Jersey property through lot sales and has decreased lot prices to speed up liquidation. As of July 31, 1997 inventory with a carrying amount of $27,510,000 was written down to its fair value. The total amount of this writedown was $8,714,000. This was principally attributed to a $5,364,000 writedown of the Company's investment in Florida communities. This writedown was based upon management's decision to reduce its investment in Florida by accelerating sales through the reduction of sales prices and pricing concessions. The remainder of the writedown at April 30, 1997 was attributable to one community in New Jersey and one in Pennsylvania. The FAS 121 calculations were based on the Company's evaluation of the expected revenue less costs to complete including interest and selling costs. In addition, the Company, from time to time, will write off certain residential land options including approval, engineering and capitalized interest costs for properties management decided not to purchase. The Company wrote off such costs on two properties in New Jersey amounting to $1,589,000 and $359,000 during the three months ended January 31, 1998 and April 30, 1998, respectively. During the three months ended April 30, 1997 the Company wrote off $4,761,000 on two propeties in New Jersey and one in Pennsylvania. Residential innventory FAS
121 impairment losses and option write offs are reported on the Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

     At April 30, 1997 the Company decided to exit from the investment properties business. As a result, all commercial properties were no longer held for use, but held for sale. This resulted in FAS 121 impairment losses on certain investment properties. The impairment losses were a result of the properties carrying amounts exceeding their fair value less selling costs. As of April 30, 1997, properties with a carrying amount of $33,820,000 were written down to their fair value. The total amount of this writedown was $12,690,000. At April 30, 1997 the Company also recorded a $1,756,000 write-off of a commercial land option including approval, engineering and capitalized interest costs. These writedowns and write-offs for the quarter ended April 30, 1997 were attributable to commercial properties in both New Jersey and Florida. Investment property FAS 121 impairment losses and write offs are reported on the Consolidated Statements of Income as "Investment Properties - Provisions for Impairment Loss."

     5. The cash balances used in the nine months ended July 31, 1998 column of the Consolidated Statements of Cash Flows consist of the following:

                                               Ending        Beginning
                                               Balance        Balance
                                               July 31,      October 31,
                                                 1998            1997
                                             -----------     -----------
                                                   (In Thousands)
Homebuilding...............................  $  10,187       $   5,128
Financial Services.........................      1,088           2,351
Investment Properties......................        518             586
                                             -----------     -----------
   Total...................................  $  11,793       $   8,065
                                             ===========     ===========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the nine months ended July 31, 1998 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, and the repurchase of common stock. The Company provided for its cash requirements from the revolving credit facility, sale of commercial properties, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     In December 1996 the Board of Directors authorized a stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of August 31, 1998, 1,394,400 shares have been repurchased under this program.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $280,000,000 (the "Revolving Credit Facility") through July 2001. Interest is payable monthly and at various rates of either prime or Libor plus 1.45%. The Company recently extended the Agreement one year and reduced interest rates from prime plus 1/8% or Libor plus 1.625%. The Company believes that it will be able either to extend the Agreement beyond July 2001 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of July 31, 1998, borrowings under the Agreement were $86,000,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of July 31, 1998 was $190,000,000. During the nine months ended July 31, 1997, the Company reduced its subordinated debt by $10,000,000. Annual sinking fund payments of $10,000,000 and $20,000,000 are required in April 2000 and 2001, respectively, with additional payments of $60,000,000 and $100,000,000 due in April 2002 and June 2005, respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of July 31, 1998, the aggregate principal amount of all such borrowings was $60,781,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                               July 31,      October 31,
                                                 1998            1997
                                             ------------    ------------

Residential real estate inventory..........  $416,298,000    $410,393,000
Residential rental property................    10,888,000      11,412,000
                                             ------------    ------------
  Total Residential Real Estate............   427,186,000     421,805,000
Commercial properties......................    24,743,000      38,946,000
                                             ------------    ------------
  Combined Total...........................  $451,929,000    $460,751,000
                                             ============    ============

     Total residential real estate increased $5,381,000 during the nine months ended July 31, 1998 primarily as a result of an inventory increase of $5,905,000. Substantially all residential homes under construction or completed and included in real estate inventory at July 31, 1998 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  July 31, 1998.........  79       16,373   6,822      1,819       7,732

  October 31, 1997......  88       16,252   5,817      1,846       8,589

(1) Includes 75 and 24 lots under option at July 31, 1998 and October 31, 1997, respectively.

(2) Of the total home lots available, 458 and 579 were under construction or complete (including 50 and 101 models and sales offices), 3,752 and 3,968 were under option, and 435 and 762 were financed through purchase money mortgages at July 31, 1998 and October 31, 1997, respectively.

     In addition, at July 31, 1998 and October 31, 1997, respectively, in substantially completed or suspended communities, the Company owned or had under option 299 and 254 home lots. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At
July 31, 1998 the Company controlled such land to build 12,149 proposed homes, compared to 9,736 homes at October 31, 1997.

     The following table summarizes the Company's started or completed unsold homes in active, substantially complete and suspended communities:

                              July 31,               October 31,
                                1998                     1997
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   160        9     169      279       63     342
North Carolina......   113              113       83               83
Florida.............    27        6      33       47       11      58
Virginia............    24       12      36       16       10      26
California..........    67       22      89       60       16      76
Poland..............    21        1      22       10        2      12
                     ------   ------   -----   ------   ------   -----
  Total                412       50     462      495      102     597
                     ======   ======   =====   ======   ======   =====

     The Company's commercial properties represent investments in commercial and retail facilities completed or under development (see "Investment Properties" under "Results of Operations"). At July 31, 1998, the Company had long-term non-recourse financing aggregating $5,648,000 on one commercial facility, a decrease from $19,241,000 at October 31, 1997, primarily due to the sale of four facilities. The book value of the four facilities was $19,585,000 which was the primary reason commercial facilities declined during the nine months ended July 31, 1998.

     Collateral Mortgage Financing - Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $59,156,000 and $47,660,000 at July 31, 1998 and October 31, 1997, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 1997

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

     Historically, the Company's first six months produces the least amount of deliveries for the year. The Company's management has made a concerted effort to change this trend using new management tools to focus on delivery evenness and through a new incentive plan. As a result, the first nine months produced slightly less than 75% of the Company's estimated deliveries for fiscal 1998 compared to 60% in the first nine months of fiscal 1997. By increasing deliveries from 2,246 for the first nine months of 1997 to 3,027 for the first nine months of 1998 the Company substantially increased net income from its housing operations. Management is working hard to continue this trend and is trying to ensure future quarters will show similar delivery evenness.

     Important indicators of the future results of the Company are recently signed contracts and home contract backlog for future deliveries. The Company's sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                           Nine Months Ended         Contract Backlog
                                July 31,             as of July 31,
                        -----------------------    ---------------------
                           1998          1997         1998       1997
                        ---------     ---------    ---------   ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $411,040      $336,244      $294,385   $305,365
  Homes...............     1,847         1,748         1,218      1,507

North Carolina:
  Dollars.............  $ 93,195      $ 97,833      $ 50,623   $ 57,957
  Homes...............       504           535           260        302

Florida:
  Dollars.............  $ 25,936      $ 46,403      $ 19,813   $ 41,201
  Homes...............       135           281            98        238

Virginia:
  Dollars.............  $ 28,714      $ 11,518      $ 29,632   $  6,927
  Homes...............       114            51           127         27

California:
  Dollars.............  $ 53,706      $ 61,436      $ 21,688   $ 24,234
  Homes...............       313           327           134        144

Poland:
  Dollars.............  $  2,125      $  2,511      $  1,591   $  2,543
  Homes...............        26            33            19         33

Totals:
  Dollars.............  $614,716      $555,945      $417,732   $438,227
  Homes...............     2,939         2,975         1,856      2,251


Total Revenues:

     Revenues for the three months ended July 31, 1998 increased $43.0 million or 21.0%, compared to the same period last year. This was the result of a $51.2 million increase in revenues from the sale of homes, a $3.0 million increase in financial services revenues, and a $0.4 million increase in investment properties revenues. The increases were partially offset by a $11.5 million decrease in land sales and other homebuilding revenues, and a $0.1 million decrease in collateralized mortgage financing revenues.

     Revenues for the nine months ended July 31, 1998 increased $205.4 million or 43.8%, compared to the same period last year. This was the result of a $207.5 million increase in revenues from the sale of homes, a $6.9 million increase in financial services revenues, and a $0.2 million increase in investment properties revenues. This increase was patially offset by a $9.1 million decrease in land sales and other homebuilding revenues, and a $0.1 million decrease in collateralized mortgage financing revenues.


Homebuilding:

     Revenues from the sale of homes increased $51.2 million or 27.4% during the three months ended July 31, 1998, and increased $207.5 million or 47.4% during the nine months ended July 31, 1998 compared to the same periods last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended    Nine Months Ended
                             July 31,              July 31,
                        -------------------   -------------------
                          1998       1997       1998      1997
                        ---------  --------   --------   --------
                                  (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $162,847  $118,186   $437,991   $252,303
  Homes Delivered......       679       543      1,916      1,218

North Carolina:
  Housing Revenues.....  $ 34,655  $ 35,293   $ 88,595   $ 83,676
  Homes Delivered......       188       200        476        466

Florida:
  Housing Revenues.....  $  8,111  $ 14,325   $ 32,877   $ 45,195
  Homes Delivered......        44        80        187        260

Virginia:
  Housing Revenues.....  $ 11,256  $  2,759   $ 22,217   $  9,184
  Homes Delivered......        46        14         84         48

California:
  Housing Revenues.....  $ 18,832  $ 15,113   $ 59,566   $ 45,935
  Homes Delivered......       104        77        316        229

Poland:
  Housing Revenues.....  $  2,199  $  1,008   $  4,278   $  1,741
  Homes Delivered......        24        14         48         25

Totals:
  Housing Revenues.....  $237,900  $186,684   $645,524   $438,034
  Homes Delivered......     1,085       928      3,027      2,246

     The increase in the number of homes delivered was due to the Company's efforts to even out deliveries during the year as noted above. The Company was most successful in achieving evenness in its Northeast Region. In Virginia deliveries are up significantly due the the Company's acquisition of a small builder on May 1, 1998. In Florida, deliveries declined since the Company cut back its operations due to a dissatisfaction with its performance.

     During the third quarter of fiscal 1998 the Company recorded an impairment loss of $1,550,000, reducing a New Jersey property to its fair value. During the first and second quarters of fiscal 1998 the Company has written off approval, engineering and capitalized interest costs associated with two options in New Jersey amounting to $1,589,000 and $359,000, respectively. The Company did not exercise the options because of changes in local market conditions and it was having difficulties obtaining government approvals.

     During the second quarter of fiscal 1997 the Company recorded impairment losses and wrote off option costs amounting to $8,714,000 and $4,761,000, respectively. See "Notes to Consolidated Financial Statements - Note 4" for additional explanation.

     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended     Nine Months Ended
                                    July 31,             July 31,
                              -------------------   -------------------
                                1998       1997       1998       1997
                              --------   --------   --------   --------
                                        (Dollars in Thousands)

Sale of Homes................ $237,900   $186,684   $645,524   $438,034
Cost of Sales................  194,898    154,701    532,646    371,006
                              --------   --------   --------   --------
Housing Gross Margin......... $ 43,002   $ 31,983   $112,878   $ 67,028
                              ========   ========   ========   ========

Gross Margin Percentage......    18.1%     17.1%       17.5%      15.3%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Nine Months Ended
                                    July 31,              July 31,
                              -------------------   -------------------
                                1998       1997       1998       1997
                              --------   --------   --------   --------
Sale of Homes................  100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....   74.2       74.7       74.7       75.9
      Commissions............    1.9        2.0        1.9        2.0
      Financing concessions..    0.7        0.7        0.7        0.9
      Overheads..............    5.1        5.5        5.2        5.9
                              --------   --------   --------   --------
Total Cost of Sales..........   81.9       82.9       82.5       84.7
                              --------   --------   --------   --------
Gross Margin.................   18.1%      17.1%      17.5%      15.3%
                              ========   ========   ========   ========

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and on home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to the Company's other markets. For the three and nine months ended July 31, 1998 the Company's gross margin increased 1.0% and 2.2%, respectively, compared to the same periods last year. This can be attributed to higher gross margins being achieved in each of the Company's markets except Florida. Additionally, the gross margin benefited from a higher percentage of deliveries from the Northeast Region amounting to 68% in both the three and nine months ended July 31, 1998 compared to 63% and 58% for the same periods in 1997. Higher margins are also attributed to the Company's housing markets being generally strong, permitting selective price increases and reduced selling incentives; positive effects from process resedign and quality programs; and an increased percentage of deliveries from better performing communities.

     Selling, general, and administrative costs as a percentage of total homebuilding revenues decreased to 7.3% for the three months ended July 31, 1998 from 8.2% for the prior year's three months, and decreased to 7.5% for the nine months ended July 31, 1998 from 8.4% for the prior year's nine months. Such expenses increased during the three and nine months ended July 31, 1998 $1.2 million and $11.0 million, respectively, compared to the same periods last year. The percentage decrease and dollar increase in selling, general and administrative expenses is principally due to increased deliveries.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended   Nine Months Ended
                                       July 31,              July 31,
                                   ------------------   -------------------
                                     1998      1997        1998      1997
                                   --------  --------   --------   --------

Land and Lot Sales................ $    954  $ 12,749   $  4,317   $ 14,645
Cost of Sales.....................    1,126     9,015      3,984     10,622
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...     (172)    3,734        333      4,023
Interest Expense..................       96       423        413        660
                                   --------  --------   --------   --------
Land and Lot Sales Profit Before
  Tax............................. $   (268) $  3,311   $    (80)  $  3,363
                                   ========  ========   ========   ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from the Company's homebuyers, as well as from third parties, selling such mortgages in the secondary market, and title insurance activities. For the three and nine months ended July 31, 1998 financial services provided a $0.7 million and $1.6 million pretax profit, respectively, compared to a profit of $0.1 million and a loss of $0.9 million for the same periods in 1997. This was a direct result of the Company's mortgage banking and title subsidiaries originating a higher volume of mortgages and title policies, respectively, due to the housing operations increased volume. The Company recently initiated efforts to originate mortgages from unrelated third parties and expects these third party loans to increase as a percentage of the Company's total loan volume over the next few years.


Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from the sale of such properties. At the end of the second quarter of 1997 the Company announced that it was planning an orderly exit from the investment properties business. The Company is selling its investment properties (except for the two senior citizen rental communities) and during the first quarter of 1998 sold four facilities and in the third quarter sold its 50% investment in a retail facility. At July 31, 1998 the Company has one retail facility remaining which is under contract and expected to close prior to the end of fiscal 1998. In addition, the Company has various parcels of land approved for commercial development. The Company has contracts on all parcels and expects to close all sales by October 31, 1998.


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


Corporate General and Administrative

     Corporate general and administration expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses include the Company's executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses increased to 2.2% for the three months ended July 31, 1998 from 1.6% for the prior year's three months. Corporate general and administration expenses increased $2.3 million and $4.6 million during the three and nine months ended July 31, 1998 compared to the same periods last year. These increases are primarily attributed to increased bonus accruals based on a 1998 projected increase in Return on Equity, increased depreciation from the amortization of capitalized process redesign costs in prior years and increased process redesign costs in 1998.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                            Three Months Ended  Nine Months Ended
                                 July 31,             July 31,
                            ------------------  ------------------
                              1998      1997       1998     1997
                            --------  --------  --------  --------

Sale of Homes.............. $  7,997  $ 6,803   $ 22,982  $17,461
Land and Lot Sales.........       96      423        413      660
Rental Properties..........      680    1,346      1,844    3,959
                            --------  --------  --------  --------
Total...................... $  8,773  $ 8,572   $ 25,239  $22,080
                            ========  ========  ========  ========

     Housing interest as a percentage of sale of homes revenues amounted to 3.4% and 3.6% for the three and nine months ended July 31, 1998, respectively, and 3.6% and 4.0% for the three and nine months ended July 31, 1997, respectively. The decrease in the percentage for the three and nine months ended July 31, 1998 was primarily the result of the Company's lower debt levels.


Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses and corporate owned life insurance loan interest.


Total Taxes

     Total taxes as a percentage of income before taxes amounted to approximately 36% for both the three and nine months ended July 31, 1998. Due to the losses in fiscal 1997, the Company recorded tax credits. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


Year 2000 Issues

     The Company has assessed and formulated a plan to resolve, its information technology ("IT") and non-IT system year 2000 issues. The Company has designated a full-time year 2000 project leader, engaged consultants to review and evaluate its plan, identified Company IT and non-IT noncompliant systems and is in the process of evaluating subcontractors and suppliers state of readiness. The Company's plan has prioritized its efforts on its software systems and computer hardware equipment. The Company expects to have substantially all critical IT software year 2000 capable and tested by June 30, 1999. All other Company IT and non-IT systems are not considered critical to Company operations and if noncapable for year 2000 would only be an inconvenience. The Company does not anticipate the costs of implementation of its plan to have a material impact on future earnings.

     The Company is concerned about the readiness of its subcontractors and suppliers. The Company is in the process of communicating with these third parties. If the Company finds third parties whose lack of readiness as to year 2000 issues would have a substantial impact on the Company's operations, the Company will look to replace such subcontractors and suppliers. In most cases, the Company uses more than one subcontractor and supplier so it believes finding replacements will not be difficult.

     The Company believes it is on track to solve its year 2000 issues. It does not believe it will have material lost revenues due to the year 2000 issues. Based on the above it sees no need to develop a worst-case year 2000 scenario. However, the Company is in the process of developing year 2000 contingency plans.


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


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)


DATE:  September 9, 1998            /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer


DATE:  September 9, 1998            /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller