Form 10-K
period 1998-10-31
HOVNANIAN ENTERPRISES INC
filed 1999-01-15
CIK 357294

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K



( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the twelve months ended OCTOBER 31, 1998

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

As of the close of business on January 7, 1999, there were outstanding 13,830,820 shares of the Registrant's Class A Common Stock and 7,688,600 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on the American Stock Exchange) of these shares held by non-affiliates of the Registrant as of January 7, 1999 was $71,038,000. (The value of a share of Class A Common Stock is used as the value for a share of Class B Common Stock as there is no established market for Class B Common Stock and it is convertible into Class A Common Stock on a share-for-share basis.)

Documents Incorporated by Reference:

Part III - Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation l4A in connection with registrant's annual meeting of shareholders to be held on March 23, 1999 which are responsive to Items l0, ll, l2 and l3.

                           HOVNANIAN ENTERPRISES, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

Item                                                       Page

                                     PART I

1 and 2        Business and Properties......................   4
   3           Legal Proceedings............................  16
   4           Submission of Matters to a Vote of
                 Security Holders...........................  16
               Executive Officers of the Registrant.........  16

                                     PART II

   5           Market for the Registrant's Common Equity
                 and Related Stockholder Matters............  16

   6           Selected Financial Data......................  17

   7           Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................  19

   8           Financial Statements and Supplementary
                 Data.......................................  34
   9           Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure.................................  34

                                    PART III

  10           Directors and Executive Officers of the
                 Registrant.................................  35

               Executive Officers of the Registrant.........  35

  11           Executive Compensation.......................  36

  12           Security Ownership of Certain Beneficial
                 Owners and Management......................  36

  13           Certain Relationships and Related
                 Transactions...............................  36

                                     PART IV

  14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.......................  37

               SIGNATURES...................................  39

                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

     The Company primarily designs, constructs and markets multi-family attached condominium apartments and townhouses and single family detached homes in planned residential developments in its Northeast Region (comprised primarily of New Jersey, southern New York state, and eastern Pennsylvania), southeastern Florida, North Carolina, northern Virginia, southern California, and Poland. The Company markets its homes to first time buyers. In addition, the Company provides financial services (mortgage loans and title insurance) to its homebuilding customers and third parties. The Company also developed and held for investment income producing properties but has exited this business.

     The Company employed approximately 1,200 full-time associates as of October
31,  1998.   The  Company  was  incorporated in  New  Jersey  in  1967  and  was reincorporated in Delaware in 1982.


RESIDENTIAL DEVELOPMENT ACTIVITIES

      The Company's residential development activities include evaluating and purchasing properties, master planning, obtaining governmental approvals and constructing, marketing and selling homes. A residential development generally includes a number of residential buildings containing from two to twenty-four individual homes per building and/or single family detached homes, together with amenities such as recreational buildings, swimming pools, tennis courts and open areas. By using standardized cost efficient designs and materials and by rigorous control of subcontracting costs, the Company attempts to keep costs low.

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

       - The Company generally begins construction on a residential multi-family building only after entering into contracts for the sale of at least 50% of the homes in that building. Single family detached homes are generally started after a contract is signed and mortgage approvals obtained. This limits the build-up of inventory of unsold homes and the costs of maintaining and carrying that inventory.

       - The Company finances all construction, land acquisition and operations through equity, non-recourse purchase money mortgages, long term debt, its unsecured revolving credit facility or cash flow. This eliminates the need of obtaining specific community construction financing, which is especially important at times when obtaining such community financing is difficult.

       - Through its presence in multiple geographic markets, the Company's goal is to reduce the effects that housing industry cycles, seasonality and local conditions in any one area may have on its business. In addition, the Company plans to achieve a significant market presence in each of its markets in order to obtain powers and economies of scale.

       - The Company looks to diversify its product line to provide housing to a broad range of customers. Currently the Company's customers primarily consist of first-time buyers, first and second time move-up buyers, move down buyers and active adult buyers.

       - The Company offers a wide range of customer options to satisfy individual customer tastes. In its larger communities the Company has constructed decoration centers where the customer can better see customization possibilities for their new home. The Company is also planning larger regional design centers and expects to open one in New Jersey and one in California during the next year.

       - Through operational excellence the Company attempts to reduce its housing construction costs. Operational excellence is further discussed under "Certain Operating Policies and Procedures" below.

      The Company offers a broad array of products consisting of moderately priced, multi-family attached condominium apartments and townhouses, which are marketed primarily to first time buyers, as well as moderately priced townhouses with garages and single family detached homes, which are marketed primarily to first and second time move-up buyers and to active adult buyers. The Company also offers detached single family homes and larger townhouses with garages designed for the move-up buyer and age restricted communities for active adults. Current base prices for the Company's homes in contract backlog at October 31, 1998 (exclusive of upgrades and options) range from $41,000 to $921,000 in its Northeast Region, from $157,000 to $352,000 in Florida, from $100,000 to $413,000 in North Carolina, from $140,000 to $355,000 in Virginia, from $113,000 to $307,000 in California, and from $84,000 to $94,000 in Poland. Closings generally occur and are typically reflected in revenues from two to twelve months after sales contracts are signed.

     Information on homes delivered by market area is set forth below:


                                      Year Ended
                          ---------------------------------
                          October      October     October
                          31, 1998     31, 1997    31, 1996
                          ---------    --------    --------
                            (Housing Revenue in Thousands)

Northeast Region:
  Housing Revenues........ $595,873    $445,817    $460,931
  Homes Delivered.........    2,530       2,128       2,364
  Average Price........... $235,522    $209,500    $194,979

North Carolina:
  Housing Revenues........ $127,592    $125,242    $123,347
  Homes Delivered.........      687         695         738
  Average Price........... $185,723    $180,204    $167,137

Florida:
  Housing Revenues........ $ 44,168    $ 74,146    $ 99,085
  Homes Delivered.........      241         418         632
  Average Price........... $183,269    $177,382    $156,780

Virginia:
  Housing Revenues........ $ 38,904    $ 14,398    $ 16,749
  Homes Delivered.........      152          70          75
  Average Price........... $255,947    $205,685    $223,320

California:
  Housing Revenues........ $ 82,546    $ 69,252    $ 64,570
  Homes Delivered.........      457         365         325
  Average Price........... $180,625    $189,731    $198,677

Poland:
  Housing Revenues........ $  6,561    $  2,952          --
  Homes Delivered.........       71          41          --
  Average Price........... $ 92,408    $ 72,000          --

Combined Total:
  Housing Revenues........ $895,644    $731,807    $764,682
  Homes Delivered.........    4,138       3,717       4,134
  Average Price........... $216,443    $196,881    $184,974


     Information on homes delivered by product type is set forth below:


                                         Year Ended
                                -----------------------------
                                October    October   October
                                31, 1998   31, 1997  31, 1996
                                --------   --------  --------
                               (Housing Revenues in Thousands)

First Time Buyer Product(1)
  Housing Revenues............. $ 34,987   $ 52,589   $ 77,682
  Homes Delivered..............      279        407        619
  Percentage of Housing
   Revenues....................       4%         7%        10%

Move-Up Buyer Product(2)
  Housing Revenues............. $860,657   $679,218   $687,000
  Homes Delivered..............    3,859      3,310      3,515
  Percentage of Housing
   Revenues....................      96%        93%        90%

(1) First time buyer product consists of all of the Company's multi-family attached home products other than townhouses with garages.
(2) Move-up buyer product consists of single family detached homes and townhouses with garages.

      The Company's net sales contracts increased to $806,247,000 for the year ended October 31, 1998 from $762,750,000 for the year ended October 31, 1997 or 5.7%, and was the net result of a 4.8% decrease in the number of homes contracted to 3,877 in 1998 from 4,073 in 1997 and a 11.0% increase in the average home base sales prices. On a market area and dollar basis, Virginia achieved the highest increase of 136.6%, followed by the Northeast Region with an 11.6% increase and North Carolina with a 2.4% increase. The large increase in Virginia was the result of an acquisition of a small Virginia developer on May 1, 1998. Net sales contracts decreased in California, Florida and Poland. In California and Poland, contracts decreased due to fewer homes available for sale. Florida's decrease was due to the downsizing of the division.

      During the year ended October 31, 1998 the Company has written down one Florida residential community and one New Jersey parcel of land for sale. In the Florida community, higher discounts are being offered to speed up sales. At the New Jersey land site, lots are being contracted at prices lower than anticipated. The result of the above decisions was a reduction in inventory carrying amounts to fair value, resulting in a $1.9 million impairment loss in accordance with FAS 121. The Company has also written off three New Jersey residential land options including approval, engineering and capitalized interest costs amounting to $2.1 million. The Company did not exercise these options because of changes in local market conditions and difficulties in obtaining government approvals. Total writedowns and write-offs of residential inventories are presented on the consolidated statement of income as "Inventory impairment loss." See "Notes to Consolidated Financial Statements - Note 10" for additional explanation.

     As of October 31, 1998, the following table summarizes the Company's active communities under development:
                                                         (1)        (2)
                                                  Contracted   Remaining
                     Commun-  Approved    Homes      Not       Home Sites
                      ities     Lots    Delivered  Delivered   Available
                     -------  --------  ---------  ---------   ----------

  Northeast Region......     31    10,111      3,818      1,126        5,167
  North Carolina........     32     3,740      1,285        232        2,223
  Florida...............      4       970        622         73          275
  Virginia..............     11     1,033        250        115          668
  California............      6     1,036        466        119          451
  Poland................      -       130        112          7           11
                         -------  --------  ---------  ---------   ----------
     Total                  84    17,020      6,553      1,672        8,795
                         =======  ========  =========  =========   ==========

(1)  Includes 8 lots under option.

(2) Of the total home sites available, 460 were under construction or completed (including 54 models and sales offices), 4,570 were under option, and 330 were financed through purchase money mortgages.

      In addition, in substantially completed or suspended developments, the Company had 11 homes under construction or completed including 8 homes which are under contract. The Company also had 281 lots without construction (1 under contract) in these substantially completed or suspended developments.

      As of October 31, 1998, the following table summarizes the Company's total started or completed unsold homes:

                                   Unsold
                                   Homes        Models      Total
                                   ------       ------      -----

Northeast Region..................   180           16        196
North Carolina....................    93            -         93
Florida...........................    24            6         30
Virginia..........................    23           11         34
California........................    78           21         99
Poland............................    11            -         11
                                   ------       ------      -----
     Total                           409           54        463
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

      At  October  31, 1998 and October 31, 1997, the Company had a  backlog  of signed contracts for 1,681 homes and 1,872 homes, respectively, with sales values aggregating $381,816,000 and $374,314,000, respectively. Substantially all of the Company's backlog at October 31, 1998 is expected to be completed and closed within the next twelve months. At December 31, 1998 and 1997, the Company's backlog of signed contracts was 1,584 homes and 1,779 homes, respectively, with sales values aggregating $359,213,000 and $360,969,000, respectively.


RESIDENTIAL LAND INVENTORY

      It is the Company's objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in its housing markets. Controlled land as of October 31, 1998, exclusive of communities under development described under "Business and Properties -- Residential Development Activities," is summarized in the following table:

                     Number
                      of        Proposed    Total Land
                    Proposed   Developable    Option         Book
                   Communities     Lots        Price        Value(1)(2)
                   -----------  -----------  -----------    -----------
                                                    (In Thousands)
Northeast Region:
  Under Option........       23        6,217    $ 127,469      $  16,288
  Owned...............        3          359                      14,593
                        --------   -----------                 -----------
     Total............       26        6,576                      30,881
                        --------   -----------                 -----------
North Carolina:
  Under Option........        8          651    $  11,610            268
  Owned...............        1           82                       1,058
                        --------   -----------                 -----------
     Total............        9          733                       1,326
                        --------   -----------                 -----------
Florida:
  Owned...............        3        1,033                       3,923
                        --------   -----------                 -----------
California:
  Under Option........       14        2,136    $  63,384          6,028
                        --------   -----------                 -----------
Poland:
  Owned...............        1          485                       1,350
                        --------   -----------                 -----------
Totals:
  Under Option........       45        9,004                      22,584
  Owned...............        8        1,959                      20,924
                        --------   -----------                 -----------
Combined Total........       53       10,963                   $  43,508
                        ========   ===========                 ===========

(1) Properties under option also includes costs incurred on properties not under option but which are under investigation. For properties under option, the Company paid, as of October 31, 1998, option fees and deposits aggregating
approximately $11,085,000.   As  of October  31, 1998, the Company  spent  an
additional $11,499,000 in non-refundable predevelopment costs on such properties.

(2) The book value of $43,508,000 is identified on the balance sheet as "Inventories - land, land options, and cost of projects in planning."

      In its Northeast Region, the Company's objective is to control a supply of land sufficient to meet anticipated building requirements for at least three to five years.

      In North Carolina and Virginia, some land historically has been acquired from land developers on a lot takedown basis. Under a typical agreement with the lot developer, the Company purchases a minimal number of lots. The balance of the lots to be purchased are covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in North Carolina and Virginia, the Company is currently optioning parcels of unimproved land for development.

      In Florida, the Company is focusing its development efforts primarily in the southeast. Emphasis is principally on building single family detached
homes.    As a result of its decision to downsize, the Company is attempting  to sell all its land in other locations, including the parcels of owned land included in the table on the previous page.

      In California, the Company has focused its development efforts in the southern region. Here the emphasis is on affordable housing and will consist of single family attached and detached homes. Where possible, the Company plans to option developed or partially developed lots with no more than fifty to seventy-five lots to be taken down during any twelve month period. With a dwindling supplyin California of developed lots, some land parcels will be optioned which will require the full range of development activities. Option fees range up to 10% of the land value.


CUSTOMER FINANCING

      At the Company's communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through K. Hovnanian Mortgage, Inc. ("KHM"). Management believes that the ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

      KHM's business consists of providing the Company's customers as well as unrelated third parties with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KHM has its headquarters in Red Bank, New Jersey. It originates loans in New Jersey, New York, Pennsylvania, North Carolina, Florida, California, South Carolina and Illinois.

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

     KHM, like other mortgage bankers, customarily sells nearly all of the loans that it originates. Additionally, KHM sells virtually all of the loan servicing rights to loans it originates. Loans are sold either individually or in pools to GNMA, FNMA, or FHLMC or against forward commitments to institutional investors, including banks and savings and loan associations.

      KHM plans to grow its mortgage banking operations. Initially, KHM focused on originating loans from customers who purchase homes from Hovnanian Enterprises, Inc. affiliates. KHM's objective is to increase the capture rate of non-cash homebuyers from the 58% rate achieved in fiscal 1998 to 70% over the next several years. KHM has now expanded to offer its mortgage products and services to unrelated third parties. During the year ended October 31, 1998, third party loans amounted to 40% of total mortgage closings.


RENTAL PROPERTY DEVELOPMENT ACTIVITIES AND LAND INVENTORY

      The Company had previously diversified its business, on a limited scale, through the development, acquisition and ownership of commercial properties, primarily in central New Jersey, and, to a lesser extent, in Florida, but has exited this business (see "Item 7 - Management's Dicsussion and Analysis of Financial Condition and Results of Operations").


CERTAIN OPERATING POLICIES AND PROCEDURES

      Financial  Goals.   The Company has been focusing on housing margin
improvement and de-emphasizing revenue growth. Housing margins had declined from 18.0% for the year ended February 28, 1994 to 15.6% for the year ended October 31, 1997. To improve its housing margin, the Company is focusing on increasing associate productivity, reducing overheads and reducing construction costs by decreasing construction cycle times, designing and building cost efficient products, and using national and regional contracts. Also the
Company has consolidated  its vendor base and centralized purchasing functions
in  the Northeast  Region.   As  a  result  of the combination  of  these
efforts, the Company's housing margin increased to 17.3% for the year ended October 31, 1998.

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

      Process Redesign is a fundamental rethinking and radical redesign of our
processes to achieve dramatic improvements in performance.   The Company's
Process Redesign efforts are currently focused on streamlining and standardizing all of its key business processes. In addition, the Company is working to implement a new enterprise wide "Enterprise Resource Package" computer software system.

      Training is designed to provide our associates with the knowledge, attitudes, skill and habits necessary to succeed at their jobs. The Company's Training Department regularly conducts training classes in sales, construction, administrative, and managerial areas. In addition, as Process Redesign develops new processes, the Training Department is responsible for educating the Company's associates on the processes, procedures, and operations.

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

      Construction.   The  Company designs and supervises the development and
building   of   its  communities.   Its  homes are constructed according to
standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. The Company employs subcontractors for the installation of site improvements and construction of homes. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. The Company rigorously controls costs through the use of a computerized monitoring system. Because of the risks involved in speculative building, the Company's general policy is to construct a residential multi-family building only after signing contracts for the sale of at least 50% of the homes in that building. Single family detached homes are usually constructed after the signing of a contract and mortgage approval has been obtained.

      Materials and Subcontractors. The Company attempts to maintain efficient operations by utilizing standardized materials available from a variety of
sources.   In  addition, the Company contracts with subcontractors representing all building trades in connection with the construction of its homes. In recent years, the Company has experienced no significant construction delays due to shortages of materials or labor. The Company cannot predict, however, the extent to which shortages in necessary materials or labor may occur in the future.

      Marketing  and  Sales.   The Company's residential communities are sold
principally  through  on-site  sales  offices.   In  order to respond to its
customers' needs and trends in housing design, the Company relies upon its internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. The Company makes use of newspaper, radio, magazine, its website, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in its comprehensive marketing program. For the year ended October 31, 1998, the Company's advertising expenditures totaled $10,531,000.

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

     Customer Financing. The Company sells its homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 1998, approximately 58% of the Company's non-cash customers obtained mortgages originated by the Company's wholly-owned mortgage banking subsidiary, with a substantial portion of the Company's remaining customers obtaining mortgages from various independent lending institutions. Mortgages originated by the Company's wholly-owned mortgage banking subsidiary are sold in the secondary market.

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

      Environmental. The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerningprotection of health and the environment ("environmental laws"). The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

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

      Company  Offices.   The Company owns its corporate headquarters, a four-
story, 24,000 square feet office building located in Red Bank, New Jersey, a 17,450 square feet office building located in Winston-Salem, North Carolina, and 17,255 square feet in a Middletown, New Jersey condominium office building. The Company leases office space consisting of 63,691 square feet in various New Jersey locations, 3,300 square feet in Woodbridge, Virginia, 18,456 square feet in various North Carolina locations, 15,900 square feet in West Palm Beach, Florida, and 10,520 square feet in southern California.

ITEM 3 - LEGAL PROCEEDINGS

      The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the year ended October 31, 1998 no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Information on executive officers of the registrant is incorporated herein from Part III, Item 10.


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

      The number of shares and all data presented on a per share basis in this Form 10-K have been adjusted to give effect to all stock splits. The Company's Class A Common Stock is traded on the American Stock Exchange and was held by
approximately 800 shareholders of record at January 7, 1999.   There is no
established public trading market for the Company's Class B Common Stock,which was held by approximately 670 shareholders of record at January 7, 1999. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for the Company's Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 1998, 1997, and 1996:

                             Class A Common Stock
               ------------------------------------------------
               Oct. 31, 1998    Oct. 31, 1997    Oct. 31, 1996
               --------------   --------------   --------------
Quarter         High    Low      High    Low      High    Low
-------        ------  ------   ------  ------   ------  ------
First........  $ 9.25  $ 6.50   $7.63   $5.63    $7.75   $6.25
Second.......  $11.50  $ 8.56   $7.00   $6.25    $8.25   $6.25
Third........  $11.19  $ 8.50   $7.13   $5.69    $7.25   $5.06
Fourth.......  $ 9.88  $ 6.00   $8.13   $6.75    $6.63   $5.50

      Certain  debt  instruments  to  which  the  Company is a party contain
restrictions  on  the  payment of cash dividends.   As a result of the  most
restrictive of these provisions, approximately $42,995,000 was free of such restrictions at October 31, 1998. The Company has never paid dividends nor does it currently intend to pay dividends.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected financial data for the Company and its consolidated subsidiaries and should be read in conjunction with
the financial  statements included elsewhere in this Form 10-K.   Per  common
share data and weighted average number of common shares outstanding reflect all stock splits.

                                                                           Eight  Year
                                               Year Ended                 Months  Ended
                                 --------------------------------------    Ende   ---------
Summary  Consolidated            October   October   October   October   October  February
Income Statement Data           31, 1998  31, 1997  31, 1996  31, 1995  31, 1994  28, 1994
------------------------------- --------  --------  --------  --------  --------  --------
                                          (In Thousands Except Per Share Data)
Revenues....................... $941,947  $784,136  $807,464  $777,745  $386,585  $587,010
Expenses.......................  900,655   796,260   782,458   756,091   402,090   557,859
                                --------  --------  --------  --------  --------  --------
Income(loss) before income
 taxes and extraordinary loss.    41,292   (12,124)   25,006    21,654   (15,505)   29,151
State and Federal income taxes.    15,141   (5,154)    7,719     7,526    (5,075)    9,229
Extraordinary loss.............     (748)       --        --        --        --    (1,277)
                                --------  --------  --------  --------  --------  --------
Net income (loss).............. $ 25,403  $ (6,970) $ 17,287  $ 14,128  $(10,430) $ 18,645
                                ========  ========  ========  ========  ========  ========
Per Share Data:
Basic::
  Income (loss) before
    extraordinary loss......... $   1.20  $  (0.31) $   0.75  $   0.61   $ (0.46) $   0.87
  Extraordinary loss...........    (0.03)       --        --        --        --     (0.05)
                                --------  --------  --------  --------  --------  --------
  Net income (loss)............ $   1.17  $  (0.31) $   0.75  $   0.61   $ (0.46) $   0.82
                                ========  ========  ========  ========  ========  ========
  Weighted average number of
    common shares outstanding..   21,781    22,615    23,037    23,032    22,906    22,821

Assuming Dilution:
  Income (loss) before
    extraordinary loss......... $   1.19  $  (0.31) $   0.75  $   0.61   $ (0.45) $   0.86
  Extraordinary loss...........    (0.03)                                            (0.05)
                                --------  --------  --------  --------  --------  --------
  Net income (loss)............ $   1.16  $  (0.31) $   0.75  $   0.61   $ (0.45) $   0.81
                                ========  ========  ========  ========  ========  ========
  Weighted average number of
    common shares outstanding..   22,016    22,712    23,120    23,079    23,061    23,072

Summary  Consolidated            October   October   October   October   October  February
Balance Sheet Data              31, 1998  31, 1997  31, 1996  31, 1995  31, 1994  28, 1994
------------------------------- --------  --------  --------  --------  --------  --------
Total assets................... $589,102  $637,082  $614,111  $645,378  $612,925  $539,602
Mortgages and notes payable.... $150,282  $184,519  $145,336  $183,044  $167,179  $ 68,244
Bonds collateralized by
  mortgages receivable......... $  5,652  $  7,855  $  9,231  $ 17,880  $ 20,815  $ 30,343
Participating senior
  subordinated debentures
  and subordinated notes....... $145,449  $190,000  $200,000  $200,000  $200,000  $200,000
Stockholders' equity........... $201,392  $178,762  $193,622  $176,335  $162,130  $171,001


RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     For purposes of computing the ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends, earnings consist of earnings (loss) from continuing operations before income taxes, minority interest, extraordinary items and cumulative effect of accounting changes, plus fixed charges (interest charges and preferred share dividend requirements of subisidiaries, adjusted to a pretax basis), less interest capitallized, less preferred share dividend requirements of subsidiaries adjusted to a pretax basis and less undistributed earnings of affiliates whose debt is not guaranteed by the Company.

     The following table sets forth the ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends for the Company for the periods indicated:

                                                                     Eight
                                                                     Months
                                    Years Ended October 31,          Ended
                            --------------------------------------   October 31  February 28,
                               1998       1997     1996      1995      1994         1994
                            --------   --------  --------  --------  ----------  ------------
Ratio of earnings to
  fixed charges.............   2.6        (a)       1.6       1.4       (b)         1.8
Ratio of earnings to
  combined fixed charges
  and preferred stock
  dividends.................   2.6       (a)       1.6       1.4        (b)         1.8

(a) No ratio is presented for the year ended October 31, 1997 as the earnings for such period were insufficient to cover fixed charges by $9,197,000.

(b) No ratio is presented for the eight months ended Octber 31, 1994 as the earnings for such period were insufficient to cover fixed charges by $18,803,000.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

      The  Company's cash uses during the twelve months ended October 31, 1998
were   for  operating  expenses,  seasonal  increases in housing inventories, construction, income taxes, interest, the repurchase of common stock, the redemption of subordinated indebtedness, and the net reduction of the revolving credit line. The Company provided for its cash requirements from housing and land sales, the revolving credit facility, the sale of commercial facilities, financial service fees, and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

      In December 1998 the Board of Directors increased the stock repurchase program to purchase up to 3 million shares of Class A Common Stock. This authorization expires on December 31, 2000. As of October 31, 1998, 1,591,500 shares were repurchased under this program of which 407,100 were repurchased during the year ended October 31, 1998.

      The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") which provides a revolving credit line and letter of credit line of up to $280,000,000 through July 2001. Interest is payable monthly and at various rates of either the prime rate or Libor plus 1.45%. The Company believes that it will be able either to extend the Agreement beyond July 2001 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and
intends to maintain compliance with its covenants under the Agreement.   As of
October 31, 1998, borrowings under the Agreement were $68,000,000.

      The aggregate principal amount of subordinated indebtedness issued by the
Company and outstanding as of October 31, 1998 was $145,449,000.   During the
year ended October  31, 1998, the Company reduced its  subordinated  debt  by
$44,551,000.   See "Results of Operations - Extraordinary Loss."  Payments of
$45,449,000 and $100,000,000 are due in April 2002 and June 2005, respectively.

      The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of October 31, 1998, the aggregate outstanding principal amount of such borrowings was $72,318,000.

      The book value of the Company's inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                          October 31,   October 31,
                                             1998          1997
                                          ------------  ------------

Residential real estate inventory.......  $375,733,000  $410,393,000
Senior residential rental property......    10,794,000    11,412,000
                                          ------------  ------------
    Total residential real estate.......   386,527,000   421,805,000
Commercial properties...................    17,832,000    38,946,000
                                          ------------  ------------
    Combined Total......................  $404,359,000  $460,751,000
                                          ============  ============

      Total residential real estate decreased $35,278,000 from October 31, 1997 to October 31, 1998 as a result of an inventory decrease of $34,660,000 and depreciation of senior residential rental property. The decrease in residential real estate inventory was primarily due to decreases in the Company's Northeast Region where fewer deliveries are planned for the first quarter of fiscal year
1999 compared to the  same period in fiscal 1998.   Residential  homes  under
construction or completed and included in residential real estate inventory at
October 31, 1998 are expected to be closed during the next twelve months.   Most
residential real estate, completed or under development, is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots included in the Company's total residential real estate:

                                     Total         Contracted       Remaining
                                     Home              Not             Lots
                                     Lots          Delivered        Available
                                   --------        ----------       ---------
October 31, 1998:
   Owned..........................   8,054             1,673           6,381
   Optioned.......................  13,668                 8          13,660
                                   --------        ----------       ---------
     Total........................  21,722             1,681          20,041
                                   ========        ==========       =========

October 31, 1997:
   Owned..........................   8,266             1,848           6,418
   Optioned.......................  12,159                24          12,135
                                   --------        ----------       ---------
     Total........................  20,425             1,872          18,553
                                   ========        ==========       =========

      The following table summarizes the Company's started or completed unsold homes in active, substantially completed and suspended communities:

                               October 31,                  October 31,
                                  1998                         1997
                      --------------------------    -------------------------
                      Unsold                        Unsold
                      Homes     Models    Total     Homes     Models    Total
                      ------    ------    ------    ------    ------    ------

Northeast Region....    180        16       196       279        63       342
North Carolina......     93        --        93        83        --        83
Florida.............     24         6        30        47        11        58
Virginia............     23        11        34        16        10        26
California..........     78        21        99        60        16        76
Poland..............     11        --        11        10         2        12
                      ------    ------    ------    ------    ------    ------
   Total                409        54       463       495       102       597
                      ======    ======    ======    ======    ======    ======

      Prior to the second quarter of fiscal 1997, the Company's commercial properties represented long-term investments in commercial and retail facilities completed or under development. At the end of the second quarter of fiscal 1997, the Company announced it was planning an orderly exit from the business of owning investment properties. During fiscal 1998, the Company sold all its remaining commercial facilities which had a book value of $23,920,000 and outstanding loan balances of $19,241,000 as of October 31, 1997. In addition, a 50% owned partnership sold its retail center. The Company has various parcels of land approved for commercial development. The Company has contracts on all such parcels and expects to close substantially all such land sales in the first quarter of 1999. See "Results of Operations - Investment Properties."

      Collateral Mortgage Financing - collateral for bonds payable consists of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - mortgage loans held for sale consist of residential mortgages receivable of which $71,002,000 and $47,660,000 at October 31, 1998 and October 31, 1997, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.



RESULTS OF OPERATIONS

       The   Company's  operations  consist primarily of residential housing development and sales in its Northeast Region (comprised primarily of New Jersey, southern New York state, and eastern Pennsylvania), in southeastern Florida, North Carolina, northern Virginia, southern California, and Poland. In addition, the Company had developed and operated commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida, but has exited this business (see "Investment Properties" below).

      During the years ended October 31, 1998, 1997, and 1996, the Company's Northeast Region and North Carolina Division housing operations consistently
produced  operating profits.   The  Company's California housing operations
produced profits in 1998 and 1997.  In 1998, financial services and the sale  of
commercial properties also contributed profits to the Company.   These profits
have been reduced by net losses from its other housing divisions, the writedown of certain residential inventories and commercial properties to their estimated fair value and the write-off of optioned properties and related approval,
engineering   and  capitalized interest costs.   See "Notes  to Consolidated
Financial Statements - Note 10".

     Historically, the Company's first two quarters produced the least amount of deliveries for the year and the fourth quarter produced the most deliveries for the year, sometimes in excess of 40%. The Company's management has made a concerted effort to change this trend using new management tools to focus on
delivery evenness and through a new quarterly  bonus incentive plan.   The
percentage distribution of deliveries for the last three years is as follows:

                                    Quarter Ended
                ----------------------------------------------------------
                January 31   April 30    July 31    October 31    Total
                ----------  ----------  ----------  ----------  ----------
1998...........    24%          23%        26%         27%        100%
1997...........    16%          19%        25%         40%        100%
1996...........    14%          18%        25%         43%        100%


Total Revenues

      Compared to the same prior period, revenues increased (decreased) as follows:

                                               Year Ended
                                     -----------------------------
                                     October    October    October
                                     31, 1998   31, 1997   31, 1996
                                     ---------  ---------  ---------
                                         (Dollars in Thousands)
Homebuilding:
  Sale of homes......................$163,837    $(32,875)  $ 24,201
  Land sales and other revenues...... (11,572)      8,371      3,214
Financial services...................   8,363        (481)       868
Investment properties................  (2,646)      2,838      1,388
Collateralized mortgage financing....    (171)     (1,181)        48
                                     ---------  ---------  ---------
     Total change....................$157,811    $(23,328)  $ 29,719
                                     =========  =========  =========
  Percent change....................    20.1%       (2.9%)      3.8%
                                     =========  =========  =========


Homebuilding

      Compared to the same prior period, housing revenues increased $163.8 million or 22.4% for the year ended October 31, 1998, after decreasing $32.9 million or 4.3% for the year ended October 31, 1997, and increasing $24.2 million or 3.3% for the year ended October 31, 1996. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                                         Year Ended
                              ---------------------------------
                              October     October     October
                              31, 1998    31, 1997    31, 1996
                              ---------   ---------   ---------
                                   (Dollars in Thousands)
Northeast Region:
  Housing Revenues............$595,873    $445,817    $460,931
  Homes Delivered.............   2,530       2,128       2,364

North Carolina:
  Housing Revenues............$127,592    $125,242    $123,347
  Homes Delivered.............     687         695         738

Florida:
  Housing Revenues............$ 44,168    $ 74,146    $ 99,085
  Homes Delivered.............     241         418         632

Virginia:
  Housing Revenues............$ 38,904    $ 14,398    $ 16,749
  Homes Delivered.............     152          70          75

California:
  Housing Revenues............$ 82,546    $ 69,252    $ 64,570
  Homes Delivered.............     457         365         325

Poland:
  Housing Revenues............$  6,561    $  2,952         --
  Homes Delivered.............      71          41         --

Totals:
  Housing Revenues............$895,644    $731,807    $764,682
  Homes Delivered.............   4,138       3,717       4,134

      The overall increase in housing revenues is acombination of higher deliveries and increases in average sales prices. The increase in the number of homes delivered during the year ended October 31, 1998 is primarily due to the increased deliveries in the Northeast Region, California and Virginia which was partially offset by decreased sales in Florida. The increase in the Northeast was due to the timing of deliveries in fiscal 1997 and the Company's desire to
even  out  deliveries  over the four quarters of fiscal 1998.   In California,
deliveries increased due to the opening of additional communities. In Virginia, deliveries increased due to the acquisition of a small home developer on May 1, 1998. In Florida, deliveries declined since the Company cut back its operations due to a highly competitive market. The increased average sales prices are primarily the result of diversifying the Company's product mix in the Northeast Region to include more detached single family homes and larger townhouses with garages designed for the move-up buyer and the sale of more decorator and structural options. In Florida, average sales prices increased as a result of fewer communities, all of which are higher priced single family developments. In Virginia, average sales prices increased because there was a higher
percentage  of  single  family  detached homes delivered.   In North Carolina,
average sales prices did not show a significant change. In California, sales prices decreased due to a change in product mix to smaller, less expensive homes.
      Unaudited quarterly housing revenues and sales contracts using base sales prices by market area for the years ending October 31, 1998, 1997, and 1996 are set forth below:
                                           Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1998   31, 1998   30, 1998   31, 1998
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $157,882   $162,847   $136,133   $139,011
  North Carolina.............   38,997     34,655     28,264     25,676
  Florida....................   11,291      8,111     15,254      9,512
  Virginia...................   16,687     11,256      4,843      6,118
  California.................   22,980     18,832     17,613     23,121
  Poland.....................    2,283      2,199      1,460        619
                              ---------  ---------  ---------  ---------
      Total.................. $250,120   $237,900   $203,567   $204,057
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $114,144   $124,144   $188,082   $ 98,814
  North Carolina.............   37,085     33,302     35,990     23,903
  Florida....................    5,385      9,503      8,631      7,802
  Virginia...................   11,834     15,265      9,583      3,866
  California.................   21,325     25,402      9,535     18,769
  Poland.....................    1,758        516        332      1,277
                              ---------  ---------  ---------  ---------
      Total.................. $191,531   $208,132   $252,153   $154,431
                              =========  =========  =========  =========

                                            Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1997   31, 1997   30, 1997   31, 1997
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $193,513   $118,186   $ 70,678   $ 63,440
  North Carolina.............   41,566     35,293     26,341     22,042
  Florida....................   28,951     14,325     17,042     13,828
  Virginia...................    5,214      2,759      3,018      3,407
  California.................   23,317     15,113     18,489     12,333
  Poland.....................    1,212      1,008        667         65
                              ---------  ---------  ---------  ---------
      Total.................. $293,773   $186,684   $136,235   $115,115
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $134,280   $124,860   $118,840   $ 92,544
  North Carolina.............   29,409     30,339     35,988     31,506
  Florida....................   11,134     15,296     21,399      9,708
  Virginia...................    5,618      3,761      5,279      2,478
  California.................   24,255     22,785     22,383     16,268
  Poland.....................    2,109        436        468      1,607
                              ---------  ---------  ---------  ---------
      Total.................. $206,805   $197,477   $204,357   $154,111
                              =========  =========  =========  =========

                                            Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1996   31, 1996   30, 1996   31, 1996
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $210,951   $112,665   $ 81,950   $ 55,365
  North Carolina.............   44,334     33,506     24,445     21,062
  Florida....................   38,910     21,407     20,890     17,878
  Virginia...................    5,538      3,614      3,200      4,397
  California.................   25,747     15,936     13,019      9,868
                              ---------  ---------  ---------  ---------
      Total.................. $325,480   $187,128   $143,504   $108,570
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $149,930   $ 94,933   $147,576   $ 55,785
  North Carolina.............   28,973     31,485     43,136     19,594
  Florida....................   13,485     19,668     41,003     19,315
  Virginia...................    1,638      2,249      5,821      3,463
  California.................   16,419     14,847     19,496      8,209
  Poland.....................    1,306         --         --         --
                              ---------  ---------  ---------  ---------
      Total.................. $211,751   $163,182   $257,032   $106,366
                              =========  =========  =========  =========

      The Company's contract backlog using base sales prices by market area is set forth below:

                                 October    October    October
                                 31, 1998   31, 1997   31, 1996
                                 ---------  ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
   Total Contract Backlog........$270,753   $266,889   $198,248
   Number of Homes...............   1,132      1,287        977

North Carolina:
   Total Contract Backlog........$ 48,713   $ 45,879   $ 43,587
   Number of Homes...............     235        232        233

Florida:
   Total Contract Backlog........$ 14,800   $ 25,315   $ 36,910
   Number of Homes...............      73        150        217

Virginia:
   Total Contract Backlog........$ 26,083   $  7,621   $  4,252
   Number of Homes...............     115         27         24

California:
   Total Contract Backlog........$ 20,721   $ 25,636   $  8,073
   Number of Homes...............     119        137         46

Poland:
   Total Contract Backlog........$    746   $  2,974   $  1,306
   Number of Homes...............       7         39         19

Totals:
   Total Contract Backlog........$381,816   $374,314   $292,376
   Number of Homes...............   1,681      1,872      1,516

     The Company has written down or written off certain residential inventories $4.0 million, $14.0 million and $1.6 million during the years ended October 31, 1998, 1997, and 1996, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements - Note 10" for additional explanation. These writedowns and writeoffs were incurred primarily because of lower property values due to economic downturns, a change in the marketing strategy to liquidate a particular property, or the decision not to exercise an option.

      During the year ended October 31, 1998, the Company has written down one Florida residential community and one New Jersey parcel of land for sale. In the Florida residential community, higher discounts are being offered to speed up
sales.   At the New Jersey land site, lots are being contracted at prices lower
than anticipated.   The result of the above decisions was a reduction in
inventory carrying amounts to fair value, resulting in a $1.9 million impairment loss in accordance with FAS 121. The Company has also written off three New Jersey residential land options including approval, engineering and capitalized interest costs amounting to $2.1 million. The Company did not exercise these options because of changes in local market conditions and difficulties in obtaining government approvals.

      During the year ended October 31, 1997, the Company had written down certain residential communities, and written off certain residential land
options including approval, engineering and capitalized interest costs.   In
Florida, the Company's return on investment was unsatisfactory. A a result, the Company established a goal to reduce its investment in Florida by $25.0
million.   To do so on an accelerated basis, it reduced prices and offered pricing concessions in all Florida residential communities. The Company also decided to sell all inactive properties in Florida. In the Northeast Region, the Company changed the product type to be constructed on a parcel of land it
owns.   In an active community in the Northeast Region, the Company incurred unforeseen development costs. Also in the Northeast, the Company decided to sell an optioned property instead of developing it. The result of the above decisions was a reduction in fair values below carrying amounts and, in accordance with FAS 121, the Company recorded an impairment loss on the related
inventories.   At  October 31, 1997, residential inventories were reduced $9.3
million to reduce such inventories to estimated fair  value.   The  Northeast
Region also wrote off costs associated with three optioned properties and related approval, engineering and capitalized interest costs amounting to $4.7
million.   In two cases, the Company decided not to exercise the option due to
environmental problems.   The third  option  was  not  exercised  because the
community's proforma profitability did not produce an adequate return on investment commensurate with the risk.

     The writedowns of residential inventories during the year ended October 31, 1996 were primarily attributable to one community in New Jersey, a parcel of
land in Florida and one community and a parcel of land in Virginia.   In  New
Jersey, the writedown was due to the change in use of a parcel of land from residential to commercial. In Florida, a parcel of idle land was written down due to a decline in land values. In Virginia, the writedown was primarily due to reduced sales prices in one community. Also in Virginia, a reserve was recorded against a parcel of land which the Company was attempting to liquidate through lot sales.

      Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                       Year Ended
                             ---------------------------------
                             October     October     October
                             31, 1998    31, 1997    31, 1996
                             ---------   ---------   ---------
                                  (Dollars In Thousands)

Sale of homes..............  $895,644    $731,807    $764,682
Cost of sales..............   740,871     617,312     638,944
                             ---------   ---------   ---------
Housing gross margin.......  $154,773    $114,495    $125,738
                             =========   =========   =========
Gross margin percentage....     17.3%       15.6%       16.4%
                             =========   =========   =========

     Cost of sales expenses as a percentage of home sales revenues are presented below:

                                      Year Ended
                             ---------------------------------
                             October     October     October
                             31, 1998    31, 1997    31, 1996
                             ---------   ---------   ---------
                                  (Dollars In Thousands)

Sale of homes..............    100.0%      100.0%      100.0%
                             ---------   ---------   ---------
Cost of sales:
  Housing, land and
   development costs.......     74.8        76.0        75.5
  Commissions..............      1.9         2.0         1.7
  Financing concessions....      0.7         0.9         1.0
  Overheads................      5.3         5.5         5.4
                             ---------   ---------   ---------
Total cost of sales........     82.7        84.4        83.6
                             ---------   ---------   ---------
Gross margin...............     17.3%       15.6%       16.4%
                             =========   =========   =========

      The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both the communities and of home types delivered, consolidated gross margin will fluctuate up or down. During the year ended October 31, 1998, the Company's gross margin increased 1.7% from the previous year. This can be attributed to higher gross margins being achieved in each of the Company's markets except Florida. Higher gross margins are primarily attributed to positive effects from process redesign and quality programs that reduced the housing and land development costs, selective price increases or reduced selling incentives in the Company's stronger markets, and an increased percentage of deliveries from the better performing communities. In addition, gross margin percentages are
higher in the Northeast Region compared to the Company's other markets.   In
1998, the gross margin benefited from a higher percentage of housing revenues from the Northeast Region amounting to 66.5% in fiscal 1998 compared to 60.9% in fiscal 1997.

      During the year ended October 31, 1997, gross margins decreased in all the Company's markets compared to the prior year. This decline was primarily caused by higher housing, land and development costs and commission expenses. 0.3% of the increase was the result of unforeseen development costs in one community in
the Northeast Region.   The  balance of the increase in housing,  land  and
development costs was due to a higher number of communities not obtaining
acceptable housing,  land and development cost performance.   The increase in
commissions was the result of more co-broker sales and sales associate incentives to increase sales.

     Selling and general administrative expenses as a percentage of homebuilding revenues decreased to 7.5% for the year ended October 31, 1998 from 8.2% for the year ended October 31, 1997 which had increased from 7.7% for the year ended October 31, 1996. The percentage decrease during the year ended October 31, 1998 is due to increased deliveries. The percentage increase during the year ended October 31, 1997 was due to increased costs while home deliveries
declined.   Such expenses increased $5.7 million and $1.8 million for the years
ended October 31, 1998 and 1997, respectively, from the previous year.   The
dollar increase is due primarily to increased salary and bonus administration costs in 1998 and increased advertising and sales center operations in 1997.


Land Sales and Other Revenues

      Land sales and other revenues consist primarily of land and lot sales, interest income, contract deposit forfeitures, cash discounts, national contract rebates, and corporate owned life insurance benefits.

     A breakout of land and lot sales is set forth below:

                                                Year Ended
                                       ----------------------------
                                       October   October   October
                                       31, 1998  31, 1997  31, 1996
                                       --------  --------  --------
                                              (In Thousands)

Land and lot sales...................  $ 8,636   $22,855   $13,998
Cost of sales........................    8,070    17,005    12,548
                                       --------  --------  --------
Land and lot sales gross margin......  $   566   $ 5,850   $ 1,450
                                       ========  ========  ========

Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

      Financial services consists primarily of originating mortgages from the Company's homebuyers, as well as from third parties, selling such mortgages in the secondary market, and title insurance activities. During the year ended October 31, 1998 financial services provided a $2.1 million pretax profit, up from break even the prior year and up from a pretax profit of $.5 million in 1996. In the market areas served by the Company's wholly-owned mortgage banking subsidiaries, approximately 58%, 51%, and 51% of the Company's non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 1998, 1997, 1996, respectively. The Company's mortgage banking goals are to improve profitability by increasing the capture rate of its homebuyers and expanding its business to include originations from unrelated mortgages. The Company has initiated efforts to originate mortgages from unrelated third parties and expects these third party loans to increase as a
percentage of the Company's total loan volume over the next few years.   During
the year ended October 31, 1998, third party loans amounted to 40% of total mortgage closings. Most servicing rights on new mortgages originated by the Company will be sold as the loans are closed.


Investment Properties

      Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. See "Capital Resources and Liquidity" for information on the Company's decision to sell its investment properties. The Company plans to liquidate all properties except for its senior rentals. At October 31, 1998, all properties had been liquidated except various parcels of land. These parcels are under contract and are expected to close
during 1999.   During the year ended October 31, 1998 one of these contracted parcels was written down $1.0 million due to increased land development costs. During the years ended October 31, 1998 and 1997, investment property revenues included a $6.5 million pretax gain and a $4.9 million pretax gain, respectively, from the sale of its commercial facilities and land. Investment properties'expenses do not include interest expense (see "Interest" below).


Collateralized Mortgage Financing

      In the years prior to February 29, 1988 the Company pledged mortgage loans originated by its mortgage banking subsidiaries against collateralized mortgage obligations ("CMOs"). Subsequently, the Company discontinued its CMO program. As a result, CMO operations are diminishing as pledged loans are decreasing through principal amortization and loan payoffs, and related bonds are reduced. In recent years, as a result of bonds becoming callable, the Company has also sold a portion of its CMO pledged mortgages.


Corporate General and Administrative

      Corporate general and administrative expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. As a percentage of total revenues, such expenses were 2.2%, 1.9%, and 1.7% for the years ended October 31, 1998, 1997, and 1996, respectively. In 1998, the increase was primarily attributed to increased bonus accruals (there were no bonus accruals based on the Return on Equity incentive program in 1997), increased depreciation from the amortization of capitalized process redesign costs in prior years and increased expenditures for long term improvement initiatives. The Company's long term improvement initiatives include total quality, process redesign (net of capitalized expenses), and training. Such initiatives resulted in additional expenses for the years ended October 31, 1998, 1997, and 1996 amounting to $3.8 million, $2.2 million, and $1.6 million, respectively.


Interest

      Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:


                                           Year Ended
                                 -------------------------------
                                 October    October    October
                                 31, 1998   31, 1997   31, 1996
                                 ---------  ---------  ---------
                                          (In Thousands)

Sale of homes..................  $ 31,499   $ 29,505   $ 25,992
Land and lot sales.............       652        962        657
Rental properties..............     2,272      5,308      5,508
                                 ---------  ---------  ---------
Total..........................  $ 34,423   $ 35,775   $ 32,157
                                 =========  =========  =========

Housing interest as a percentage of sale of home revenues amounted to 3.5%, 4.0%, and 3.4% for the years ended October 31, 1998, 1997, and 1996,
respectively.   The  decrease in the percentage for the year ended October 31,
1998 was primarily due to decreased levels of debt during the year compared to 1997. This decrease was the result of the Company delivering a more even flow of homes during 1998. The increase in the percentage for the year ended October 31, 1997 was primarily the result of the Company discontinuing the capitalization of interest on communities in planning which were not under active development. As a result, interest expense increased approximately $2.8 million for the year ended October 31, 1997.


Other Operations

      Other operations consist primarily of miscellaneous residential housing operations, amortization of subordinated note issuance expenses, and corporate owned life insurance loan interest.


Total Taxes

     Total taxes as a percentage of income before income taxes amounted to 36.7% and 30.9% for the years ended October 31, 1998 and 1996, respectively. Net tax benefits as a percentage of the loss before income taxes amounted to 42.5% for the year ended October 31, 1997. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years. (See "Notes to Consolidated Financial Statements - Note 9" for an additional explanation of taxes.)


Extraordinary Loss

      In October 1998, the Company redeemed $44,551,000 of its outstanding 11 1/4% Subordinated Notes due 2002 at an average price of 101.6% of par which resulted in an extraordinary loss of $748,000 net of income taxes of $403,000.


Year 2000 Issues

     The Company has assessed and formulated a plan to resolve its information
technology ("IT") and non-IT system year  2000  issues.   The  Company  has
designated a full-time year 2000 project leader, engaged consultants to review and evaluate its plan, completed the identification of Company IT and non-IT noncompliant systems and is in the process of evaluating subcontractors' and suppliers' state of readiness. The Company's plan has prioritized its efforts
on  its software systems and computer hardware equipment.   The  Company has
upgraded, fixed or retired 80% of its noncompliant systems. The Company expects to have substantially all critical IT software year 2000 capable and tested by
June  30,  1999.   All other Company IT and non-IT systems are not considered critical to Company operations, and if noncapable for year 2000, would only be an inconvenience. The Company does not anticipate the costs of implementation of its plan to have a material impact on future earnings and is expected to be funded through operations.

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

     The Company believes it is on track to solve its year 2000 issues. It does not believe it will have material lost revenues due to the year 2000 issues. Based on the above, it sees no need to develop a worst-case year 2000 scenario. However, the Company is in the process of developing year 2000 contingency plans which are approximately 75% complete.


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

     Inflation has a lesser short-term effect on the Company because the Company generally negotiates fixed price contracts with its subcontractors and material
suppliers  for  the  construction  of  its  homes.   These  prices usually are
applicable for a specified number of residential buildings or for a time period of between four to twelve months. Construction costs for residential buildings represent approximately 55% of the Company's homebuilding cost of sales.

Item 7(A) - Quantitative and Qualitative Disclosures About Market Risk.

     The primary market risk facing the Company is interest rate risk on it's long term debt. In connection with the Company's mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material. The Company does not hedge interest rate risk using financial instruments. The Company is also subject to foreign currency risk but this risk is not material. The following table sets forth as of October 31, 1998, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

                           Year Ended October 31,
                   --------------------------------------                         FMV @
                    1999    2000    2001    2002    2003   Thereafter   Total   10/31/98
                   ------  ------  ------  ------  ------  ----------  -------  ---------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate.......$  115  $  119  $  132  $50,804 $2,581  $100,685    $154,436 $145,186
  Average interest
    rate........... 7.59%   7.62%   7.60%   10.70%  7.04%     9.74%      10.01%    -
  Variable Rate....$1,932  $  600  $  926  $     0 $    0  $      0    $  3,458 $  3,458
  Average interest
    rate........... 9.22%   8.00%   8.64%      -      -         -         8.85%    -

(1)  Does not include bonds collateralized by mortgages receivable.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.


Item 9 - CHANGES IN OR DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      During the years ended October 31, 1998, 1997, and 1996, there have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by Item l0, except as set forth below under the heading "Executive Officers of the Registrant", is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on March 23, 1999, which will involve the election of directors.

Executive Officers of the Registrant

      The executive officers of the Company are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

                                                                 Year Started
       Name            Age             Position                  With Company

Kevork S. Hovnanian     75    Chairman of the Board and               l967
                                Director of the Company.

Ara K. Hovnanian        41    Chief Executive Officer, President      1979
                                and Director of the Company.

Paul W. Buchanan        48    Senior Vice President-Corporate         l981
                                Controller and Director of the
                                Company.

William L. Carpitella   44    Senior Vice President,
                                Organizational Development            1997

Peter S. Reinhart       48    Senior Vice President and General       1978
                                Counsel and Director of the
                                Company.

John D. Roberts         36    Vice President Process Redesign         1998

J. Larry Sorsby         43    Senior Vice President, Treasurer        1988
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

      Mr. Buchanan has been Senior Vice President-Corporate Controller since May l990. Mr. Buchanan was elected a Director of the Company in March l982.

      Mr. Carpitella joined the Company in September 1997 as Senior Vice President, Organizational Development. Prior to joining the Company Mr. Carpitella was Vice President, Human Resources for a division of Pulte Home Corp. from April 1995 to August 1997. From February 1992 Mr. Carpitella was Vice President Human Resources for Geo. J. Ball Co.

     Mr. Reinhart has been Senior Vice President and General Counsel since April 1985. Mr. Reinhart was elected a Director of the Company in December l98l.

      Mr. Roberts joined the Company in January 1998 as Vice President Process Redesign. Prior to joining the Company Mr. Roberts worked for Deloitte & Touche Consulting Group ("D & T") from August 1993. At D & T Mr.Roberts was Senior Consultant until August 1994, then Manager until August 1995 and then Senior Manager until he joined the Company.

      Mr. Sorsby was appointed Senior Vice President, Treasurer and Chief Financial Officer of the Company in February, 1996 after serving as Senior Vice President-Finance/Treasurer of the Company since March 1991.


Item 11 - EXECUTIVE COMPENSATION

      The information called for by Item ll is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on March 5, 1999, which will involve the election of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item l2 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on March 5, l999, which will involve the election of directors.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item l3 is incorporated herein by reference to the Company's definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on March 5, 1999, which will involve the election of directors.

                                     PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page

Financial Statements:

  Index to Consolidated Financial Statements.......................  F-1
  Independent Auditors' Report.....................................  F-2
  Consolidated Balance Sheets at October 31, 1998 and 1997.........  F-3
  Consolidated Statements of Operations for the years ended
     October 31, 1998, 1997, and 1996..............................  F-5
  Consolidated Statements of Stockholders' Equity for the years ended October 31, 1998, 1997, and 1996........................  F-6
  Consolidated Statements of Cash Flows for the years ended
     October 31, 1998, 1997, and 1996..............................  F-7
Notes to Consolidated Financial Statements.........................  F-8

Financial Statement Schedules:

  XI    Real Estate and Accumulated Depreciation...................  F-21

      All other schedules are either not applicable to the Company or have been omitted because the required information is included in the financial statements or notes thereto.
Exhibits:

     3(a)  Certificate of Incorporation of the Registrant.(1)
     3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant.(6)
     3(c)  Bylaws of the Registrant.(6)
     4(a)  Specimen Class A Common Stock Certificate.(6)
     4(b)  Specimen Class B Common Stock Certificate.(6)
     4(c) Indenture dated as of April 29, 1992, relating to 11 1/4% Subordinated Notes between the Registrant and First Fidelity Bank, including form of 11 1/4% Subordinated Notes due April 15, 2002.(2)
     4(d) Indenture dated as of May 28, 1993, relating to 9 3/4% Subordinated Notes between Registrant and First Fidelity Bank, National Association, New Jersey, as Trustee, including form of
           9 3/4% Subordinated Note due 2005.(4)
     10(a) Amended and Restated Credit Agreement dated July 29, 1998 among
           K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., certain Subsidiaries Thereof, PNC Bank, National Association, First Union National Bank, NationsBank, National Association, First National Bank of Boston, Bank of America National Trust and Savings Association, The First National Bank of Chicago, Comerica Bank, Credit Lyonnais New York Branch and Guaranty Federal F.S.B.
     10(b) Description of Management Bonus Arrangements.(6)
     10(c) Description of Savings and Investment Retirement Plan.(1)
     10(d) Stock Option Plan.
     10(e) Management Agreement dated August 12, 1983 for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
     10(f) Agreement dated July 8, 1981 between Hovnanian Properties of
           Atlantic County, Inc. and Kevork S. Hovnanian.(2)
     10(g) Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
     10(h) Description of Deferred Compensation Plan.(5)
     22    Subsidiaries of the Registrant.
     23    Consent of Independent Auditors
     27    Financial Data Schedules
     (1)   Incorporated by reference to Exhibits to Registration
           Statement (No. 2-85198) on Form S-1 of the Registrant.
     (2) Incorporated by reference to Exhibits to Registration Statement (No. 33-46064) on Form S-3 of the Registrant.
     (3) Incorporated by reference to Exhibits to Annual Report on Form 10 -K for the year ended February 28, 1986 of the Registrant.
     (4) Incorporated by reference to Exhibits to Registration Statement (No. 33-61778) on Form S-3 of the Registrant.
     (5) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1990 of the Registrant.
     (6) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1994 of the Registrant.

Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended October 31, 1998.

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

                                          Hovnanian Enterprises, Inc.
                                      By:


                                          /S/KEVORK S. HOVNANIAN
                                          Kevork S. Hovnanian
                                          Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



/S/KEVORK S. HOVNANIAN            Chairman of The Board              1/15/99
Kevork S. Hovnanian               and Director



/S/ARA K. HOVNANIAN               Chief Executive Officer,           1/15/99
Ara K. Hovnanian                  President and Director



/S/PAUL W. BUCHANAN               Senior Vice President              1/15/99
Paul W. Buchanan                  Corporate Controller and
                                  Director



/S/PETER S. REINHART              Senior Vice President and          1/15/99
Peter S. Reinhart                 General Counsel and Director



/S/J. LARRY SORSBY                Senior Vice President,             1/15/99
J. Larry Sorsby                   Treasurer, Chief Financial
                                  Officer and Director



/S/WILLIAM L. CARPITELLA          Senior Vice President,             1/15/99
William L. Carpitella             Organizational Development



                           HOVNANIAN ENTERPRISES, INC.

                   Index to Consolidated Financial Statements

                                                                      Page
Financial Statements:

   Independent Auditors' Report...................................    F-2

   Consolidated Balance Sheets as of October 31, 1998 and 1997....    F-3

   Consolidated Statements of Operations for the Years Ended
   October 31, 1998, 1997, and 1996...............................    F-5

   Consolidated Statements of Stockholders' Equity for the Years
   Ended October 31, 1998, 1997, and 1996.........................    F-6

   Consolidated Statements of Cash Flows for the Years Ended
   October 31, 1998, 1997, and 1996...............................    F-7

Notes to Consolidated Financial Statements........................    F-8

Financial Statement Schedules:

   XI   Real Estate and Accumulated Depreciation..................   F-21

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


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash
flows  for each of the three years in the period ended October 31, 1998.   Our
audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                              /S/ERNST & YOUNG LLP
                                              Ernst & Young LLP


New York, New York
December 15, 1998


                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     October 31,    October 31,
          ASSETS                                         1998           1997
                                                     ------------   ------------
Homebuilding:
  Cash and cash equivalents(Note 4).................    $ 13,306       $  7,952
                                                     ------------   ------------
  Inventories - At cost, not in excess of fair
     value (Notes 6 and 10):
    Sold and unsold homes and lots under
     development....................................     332,225        363,592
    Land and land options held for future
      development or sale...........................      43,508         46,801
                                                     ------------   ------------
      Total Inventories.............................     375,733        410,393
                                                     ------------   ------------

  Receivables, deposits, and notes (Notes 5 and 11).      29,490         35,723
                                                     ------------   ------------

  Property, plant, and equipment - net (Note 3).....      16,831         18,027
                                                     ------------   ------------

  Prepaid expenses and other assets.................      32,650         36,708
                                                     ------------   ------------
      Total Homebuilding............................     468,010        508,803
                                                     ------------   ------------

Financial Services:
  Cash..............................................       1,486          2,598
  Mortgage loans held for sale (Note 5).............      71,611         48,382
  Other assets......................................       3,717          2,518
                                                     ------------   ------------
      Total Financial Services......................      76,814         53,498
                                                     ------------   ------------

Investment Properties:
  Held for sale:
    Rental property - net (Notes 3 and 10)..........                     23,920
    Land and improvements (Notes 3 and 10)..........      17,832         15,026
    Other assets....................................         295          1,397
  Held for investment:
    Cash............................................         762            763
    Rental property - net (Note 3)..................      10,794         11,412
    Other assets....................................         868          1,072
                                                     ------------   ------------
      Total Investment Properties...................      30,551         53,590
                                                     ------------   ------------

Collateralized Mortgage Financing:
  Collateral for bonds payable (Note 5).............       5,970          7,999
  Other assets......................................         426            627
                                                     ------------   ------------
      Total Collateralized Mortgage Financing.......       6,396          8,626
                                                     ------------   ------------
Income Taxes Receivable - Including deferred tax
  benefits (Note 9).................................       7,331         12,565
                                                     ------------   ------------
Total Assets........................................    $589,102       $637,082
                                                     ============   ============

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       October 31,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                       1998        1997
                                                       ------------ ------------
Homebuilding:
  Nonrecourse land mortgages (Note 6).................    $ 11,846     $20,625
  Accounts payable and other liabilities..............      53,765      45,521
  Customers' deposits (Note 4)........................      23,857      22,422
  Nonrecourse mortgages secured by operating
    properties (Note 6)...............................       3,770       3,830
                                                       ------------ ------------
      Total Homebuilding..............................      93,238      92,398
                                                       ------------ ------------
Financial Services:
  Accounts payable and other liabilities..............       2,422       1,522
  Mortgage warehouse line of credit (Note 5)..........      66,666      45,823
                                                       ------------ ------------
      Total Financial Services........................      69,088      47,345
                                                       ------------ ------------
Investment Properties:
  Accounts payable and other liabilities..............       1,373         502
  Nonrecourse mortgages secured by rental property....                  19,241
                                                       ------------ ------------
      Total Investment Properties.....................       1,373      19,743
                                                       ------------ ------------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities..............           6          10
  Bonds collateralized by mortgages receivable(Note 5)       5,652       7,855
                                                       ------------ ------------
      Total Collateralized Mortgage Financing.........       5,658       7,865
                                                       ------------ ------------
Notes Payable:
  Revolving credit agreement (Note 6).................      68,000      95,000
  Subordinated notes (Note 7).........................     145,449     190,000
  Accrued interest....................................       4,904       5,969
                                                       ------------ ------------
      Total Notes Payable.............................     218,353     290,969
                                                       ------------ ------------
      Total Liabilities...............................     387,710     458,320
                                                       ------------ ------------
Commitments and Contingent Liabilities (Notes 4 and 13)

Stockholders' Equity (Notes 11 and 12):
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,803,297 shares
    (including 1,937,374 shares in 1998 and
    1,530,274 shares in 1997 held in Treasury)........         157         156
  Common Stock,Class B,$.01 par value
    (convertible to Class A at time of sale)
    -authorized 13,000,000 shares; issued
     8,040,171 shares (including 345,874 shares
     held in Treasury)................................          80          81
  Paid in Capital.....................................      34,561      33,935
  Retained Earnings (Note 7)..........................     183,182     157,779
  Treasury Stock - at cost............................     (16,588)    (13,189)
                                                       ------------ ------------
      Total Stockholders' Equity......................     201,392     178,762
                                                       ------------ ------------
Total Liabilities and Stockholders' Equity............    $589,102    $637,082
                                                       ============ ============

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                                        Year Ended
                                               -------------------------------
                                               October    October    October
                                               31, 1998   31, 1997   31, 1996

                                               ---------  ---------  ---------
Revenues:
  Homebuilding:
    Sale of homes............................. $895,644   $731,807   $764,682
    Land sales and other revenues.............   15,411     26,983     18,612
                                               ---------  ---------  ---------
      Total Homebuilding......................  911,055    758,790    783,294
  Financial Services..........................   19,098     10,735     11,216
  Investment Properties.......................   11,111     13,757     10,919
  Collateralized Mortgage Financing...........      683        854      2,035
                                               ---------  ---------  ---------
      Total Revenues..........................  941,947    784,136    807,464
                                               ---------  ---------  ---------
Expenses:
  Homebuilding:
    Cost of sales.............................  748,941    634,317    651,492
    Selling, general and administrative.......   68,170     62,475     60,704
    Inventory impairment loss (Note 10).......    3,994     14,019      1,608
                                               ---------  ---------  ---------
      Total Homebuilding......................  821,105    710,811    713,804
                                               ---------  ---------  ---------
  Financial Services..........................   17,010     10,780     10,669
                                               ---------  ---------  ---------
  Investment Properties:
    Operations................................    3,395      5,909      6,388
    Provision for impairment loss (Note 10)...    1,038     14,446
                                               ---------  ---------  ---------
      Total Investment Properties.............    4,433     20,355      6,388
                                               ---------  ---------  ---------
  Collateralized Mortgage Financing...........      672        878      2,076
                                               ---------  ---------  ---------
  Corporate General and Administration(Note 2)   21,048     15,088     14,002
                                               ---------  ---------  ---------
  Interest....................................   34,423     35,775     32,157
                                               ---------  ---------  ---------
  Other operations............................    1,964      2,573      3,362
                                               ---------  ---------  ---------
      Total Expenses..........................  900,655    796,260    782,458
                                               ---------  ---------  ---------
Income(Loss) Before Income Taxes and
  Extraordinary Loss..........................   41,292    (12,124)    25,006
                                               ---------  ---------  ---------
State and Federal Income Taxes:
  State (Note 9)..............................    3,572      1,796      1,336
  Federal (Note 9)............................   11,569     (6,950)     6,383
                                               ---------  ---------  ---------
    Total Taxes...............................   15,141     (5,154)     7,719
                                               ---------  ---------  ---------
Extraordinary Loss From Extinguisement of
  Debt, Net of Income Taxes...................     (748)
                                               ---------  ---------  ---------
Net Income (Loss)............................. $ 25,403   $ (6,970)  $ 17,287
                                               =========  =========  =========
Per Share Data:
  Basic:
    Income (Loss) Per Common Share Before
      Extraordinary Loss...................... $   1.20   $  (0.31)  $   0.75
    Extraordinary Loss........................     (.03)
                                               ---------  ---------  ---------
    Income (Loss)............................. $   1.17   $  (0.31)  $   0.75
                                               =========  =========  =========
  Assuming Dilution:
    Income (Loss)Per Common Share Before
      Extraordinary Loss...................... $   1.19   $  (0.31)  $   0.75
    Extraordinary Loss........................     (.03)
                                               ---------  ---------  ---------
    Income (Loss)............................. $   1.16   $  (0.31)  $   0.75
                                               =========  =========  =========

See notes to consolidated financial statements.


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
                                 A Common Stock       B Common Stock
                              -------------------  -------------------
                                Shares               Shares
                              Issued and            Issued and          Paid-In  Retained   Treasury
                              Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Stock     Total
                              -----------  ------  -----------  ------  -------  --------   --------  ---------
Balance, October 31, 1995...   15,038,483    $154    7,998,570     $83  $33,935  $147,462   ($5,299)   $176,335

Conversion of Class B to
    Class A common stock....       96,865       1      (96,865)     (1)
Net Income..................                                                       17,287                17,287
                              -----------  ------  -----------  ------  -------  --------   --------  ---------
Balance, October 31, 1996...   15,135,348     155    7,901,705      82   33,935   164,749    (5,299)    193,622

Conversion of Class B to
  Class A common stock......      146,893       1     (146,893)     (1)
Treasury stock purchases....   (1,184,400)                                                   (7,890)     (7,890)
Net Loss....................                                                       (6,970)               (6,970)
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 1997...   14,097,841     156    7,754,812      81   33,935   157,779   (13,189)    178,762

Sale of Common Stock Under
  Employee Stock Option
  Plan......................      114,667                                   626                             626
Conversion of Class B to
  Class A common stock......       60,515       1      (60,515)     (1)
Treasury stock purchases....     (407,100)                                                   (3,399)     (3,399)
Net Income..................                                                       25,403                25,403
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 1998...   13,865,923    $157    7,694,297     $80  $34,561  $183,182  ($16,588)  $ 201,392
                              ===========  ======  ===========  ======  =======  ========  =========  =========

See notes to consolidated financial statements.

                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In Thousands)

                                                             Year Ended
                                                   ----------------------------------
                                                   October     October     October
                                                   31, 1998    31, 1997    31, 1996
                                                   ----------  ----------  ----------
Cash Flows From Operating Activities:
  Net Income (Loss)............................... $  25,403   $  (6,970)  $  17,287
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
      Depreciation................................     4,293       5,032       5,246
      Loss (gain)on sale and retirement of
        property and assets.......................    (6,189)     (4,760)     (1,998)
      Deferred income taxes.......................     1,987      (4,568)       (820)
      Impairment losses...........................     5,032      28,465       1,608
      Decrease (increase) in assets:
        Receivables, prepaids and other assets....     6,828      (6,830)     (4,297)
        Mortgage notes receivable.................   (19,485)      2,858     (10,966)
        Inventories...............................    30,666     (48,105)     26,498
      Increase (decrease) in liabilities:
        State and Federal income taxes............     3,248      (7,325)      6,509
        Customers' deposits.......................     1,490      10,007         774
        Interest and other accrued liabilities....     2,235       3,726      (3,366)
        Post development completion costs.........     4,438      (8,746)      4,062
        Accounts payable..........................     2,233       5,034      (3,681)
          Net cash provided by (used in)           ----------  ----------  ----------
          operating activities....................    62,179     (32,182)     36,856
                                                   ----------  ----------  ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets...    30,436      14,997      10,308
  Purchase of property............................    (3,135)     (3,156)     (5,882)
  Investment in and advances to unconsolidated
    affiliates....................................       243         195       3,792
  Investment in income producing properties.......    (3,844)    (11,099)     (2,134)
          Net cash provided by (used in)           ----------  ----------  ----------
          investing activities....................    23,700         937       6,084
                                                   ----------  ----------  ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...............   632,531   1,139,780   1,142,106
  Principal payments on mortgages and notes.....    (668,987) (1,101,969) (1,188,449)
  Principal payments on subordinated debt.........   (44,551)    (10,000)
  Investment in mortgage notes receivable.........     2,142       1,474       8,941
  Purchase of treasury stock......................    (3,399)     (7,890)
  Proceeds from sale of stock.....................       626
          Net cash provided by (used in)           ----------  ----------  ----------
          financing activities....................   (81,638)     21,395     (37,402)
                                                   ----------  ----------  ----------
Net Increase (Decrease) In Cash...................     4,241      (9,850)      5,538
Cash and Cash Equivalent Balance, Beginning
  Of Period.......................................    11,313      21,163      15,625
                                                   ----------  ----------  ----------
Cash and Cash Equivalent Balance, End Of
  Period.......................................... $  15,554   $  11,313   $  21,163
                                                   ==========  ==========  ==========
Supplemental Disclosures Of Cash Flow:
  Cash paid during the year for:
    Interest (net of amount capitalized).......... $  35,315   $  35,869   $  32,194
                                                   ==========  ==========  ==========
    Income Taxes.................................. $  12,303   $   6,809   $   6,875
                                                   ==========  ==========  ==========
Non-cash Investing and Finance Activities:
  Debt assumed on sale of property and assets..... $  13,530
                                                   ==========

See notes to consolidated financial statements

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 31, 1998, 1997, AND 1996.

1.  SUMMARY OF ACCOUNTING POLICIES

      Operations - The Company, a Delaware Corporation, principally develops housing communities in New Jersey, Pennsylvania, New York, Florida, North Carolina, Virginia, California and Poland. In addition, the Company provides financial services to its homebuilding customers and third parties. The Company also developed and held for investment income producing properties but has exited from this business.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned or majority-owned subsidiaries after elimination of all significant intercompany balances
and transactions.   The Company's investments in joint ventures in which the
Company's interest is 50% or less are accounted for by the equity method of accounting.

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

      Cash - Cash includes cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury bills and government money market funds with original maturities of less than 90 days at date of issuance.

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

      Inventories - For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted
future cash flows generated are less than the related carrying  amounts.   The
impairment loss is based on expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined in Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121") as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or
liquidation  sale.   Construction costs are accumulated  during the period of
construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs in a community are amortized equally based upon the number of homes to be constructed in each housing community.

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

      Property - Rental operations of the Company arise primarily from rental of commercial properties. In addition, the Company has, from time to time, rented under short-term leases condominium homes not yet under contract of sale. Such homes are reclassified from inventory and depreciated after a reasonable selling period not to exceed one year.

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

    On December 10, 1998, the Company's Board of Directors approved an increase in the stock repurchase plan to purchase up to 3 million shares. The 3 million shares equals 13.0% of the Company's total and outstanding shares as of December
16, 1996 when the initial repurchase plan was approved by the  Board.   As of
October 31, 1998, 1,591,500 shares have been repurchased under this program.

      Depreciation - The straight-line method is used for both financial and tax reporting purposes for all assets except office furniture and equipment which are depreciated using the declining balance method over their estimated useful lives.

      Prepaid Expense - Prepaid expenses which relate to specific housing communities (marketing materials, model setup, architectural fees, homeowner warranty, etc.) are amortized to costs of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

      Stock Options - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" establishes a fair value-based method of accounting for stock-based compensation plans, including stock options. Registrants may elect to continue accounting for stock option plans under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," but are required to provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted. The Company intends to continue accounting for its stock option plan under APB 25. Under APB 25, no compensation expense was recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant (see Note 12).

      Per Share Calculations - New Accounting Pronouncement - Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings Per Share" requires the presentation of basic earnings per share and diluted earnings per share, and is effective for annual periods ending after December 15, 1997. The Company has adopted FAS 128 for the year ending October 31, 1998. Basic earnings per common share is computed using the weighted average number of shares outstanding and is the same calculation as reported in prior years. Diluted earnings per common share has been presented for prior years and is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 235,000, 97,000, and 83,000 for the years ended October 31, 1998, 1997, and 1996, respectively.

      New Accounting Pronouncement - Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" requires disclosure about operating segments and is effective for fiscal years beginning after December 15, 1997. At October 31, 1998, the Company has not adopted FAS 131. The Company believes the requirements of FAS 131 is not expected to materially impact the Company.


2.  CORPORATE INITIATIVES

      The Company has embarked on long term improvement initiatives of total quality, process redesign, and training. Included in Corporate General and Administration is $3,756,000, $2,216,000, and $1,601,000 for the years ended October 31, 1998, 1997, and 1996, respectively, related to such initiatives.


3.  PROPERTY

      Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used by the Company and its subsidiaries to conduct day to day business. Homebuilding accumulated depreciation related to these assets at October 31, 1998 and October 31, 1997 amounted to $15,088,000 and $15,338,000, respectively. At October 31, 1997, held for sale - rental property consisted of two office buildings, three office warehouse facilities and one retail shopping center. All held for sale - rental property was sold during the year ended October 31, 1998 for $33,442,000 resultingin a pretax gain of $6,475,000. In addition at October 31, 1998 and 1997, two senior residential rental properties were classified as held for investment - rental property. Accumulated depreciation on rental property at October 31, 1998 and October 31, 1997 amounted to $1,826,000 and $10,450,000, respectively. The Company owned and held for sale three parcels of commercial land at October 31, 1998. All three parcels are under contract and are expected to close during the year ended October 31, 1999 for $20,955,000. During the year ended October 31, 1998 a 50%-owned partnership also sold its retail center resulting in the Company recording a pretax gain of $1,418,000.


4.  ESCROW CASH

      The Company holds escrow cash amounting to $4,775,000 and $3,248,000 at October 31, 1998 and October 31, 1997, respectively, which primarily represents customers' deposits which are restricted from use by the Company. The Company is able to release escrow cash by pledging letters of credit. At October 31, 1998 and October 31, 1997, $14,000,000 and $13,500,000 was released from escrow and letters of credit were pledged, respectively. Escrow cash accounts are substantially invested in short-term certificates of deposit or time deposits.


5.  MORTGAGES AND NOTES RECEIVABLE

      The Company's wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of the Company's homes. Such mortgage loans are sold in the secondary mortgage market servicing released, or prior to February 28, 1987 pledged against, collateralized mortgage obligations ("CMOs"). At October 31, 1998 and October 31, 1997, respectively, $71,002,000 and $47,660,000 of such mortgages were pledged against, the Company's mortgage warehouse line (see "Notes to Consolidated Financial Statements - Note 6"). The Company may incur risk with respect to mortgages that are delinquent and not pledged against CMOs, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, the Company has incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or
market value, determined on an aggregate basis.   There was no valuation
adjustment at October 31, 1998.


6.  MORTGAGES AND NOTES PAYABLE

      Substantially all of the nonrecourse land mortgages are short-term borrowings. Nonrecourse mortgages secured by operating properties are installment obligations having annual principal maturities in the following years ending October 31, of approximately $115,000 in 1999, $119,000 in 2000, $132,000 in 2001, $138,000 in 2002, $2,581,000 in 2003, and $685,000 after 2003.
The interest rates on these obligations range from 7.000% to 8.375%.

     The Company has an unsecured Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $280,000,000 through July 2001. Interest is payable monthly and at various rates of either the prime rate or LIBOR plus 1.45%. In addition, the Company pays .325% per annum on the weighted average unused portion of the line.


       Interest costs incurred, expensed and capitalized were:

                                             Year Ended
                                    ----------------------------
                                    October   October   October
                                    31, 1998  31, 1997  31, 1996
                                    --------  --------  --------
                                      (Dollars in Thousands)
Interest incurred (1):
  Residential(3).................   $26,675   $29,469   $30,058
  Commercial(4)..................     2,272     5,308     5,493
                                    -------   -------   -------
  Total incurred.................   $28,947   $34,777   $35,551
                                    =======   =======   =======
Interest expensed:
  Residential(3).................   $32,151   $30,467   $26,649
  Commercial(4)..................     2,272     5,308     5,508
                                    -------   -------   -------
  Total expensed.................   $34,423   $35,775   $32,157
                                    =======   =======   =======
Interest capitalized at
  beginning of year..............   $35,950   $39,152   $36,182
Plus interest incurred...........    28,947    34,777    35,551
Less interest expensed...........    34,423    35,775    32,157
Less impairment adjustments......        --       275       424
Less property written off........       460       945        --
Less sale of assets..............     4,469       984        --
                                    -------   -------   -------
Interest capitalized at
  end of year....................   $25,545   $35,950   $39,152
                                    =======   =======   =======
Interest capitalized at
  end of year (5):
  Residential(3).................   $23,868   $29,804   $32,669
  Commercial(2)..................     1,677     6,146     6,483
                                    -------   -------   -------
   Total interest
   capitalized...................   $25,545   $35,950   $39,152
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

     Average interest rates and average balances outstanding for short-term debt are as follows:

                              October     October     October
                              31, 1998    31, 1997    31, 1996
                              --------    --------    --------
                                  (Dollars In Thousands)

Average outstanding
  borrowings................. $ 98,090    $133,760    $127,770
Average interest rate during
  period.....................     8.4%        8.2%        8.5%
Average interest rate at end
  of period(1)...............     6.9%        7.8%        7.6%
Maximum outstanding at any
  month end.................. $125,325    $184,550    $157,125

(1) Average interest rate at the end of the period excludes any charges on unused loan balances.


7.  SUBORDINATED NOTES

     On April 29, 1992, the Company issued $100,000,000 principal amount of 11 1/4% Subordinated Notes due April 15, 2002. Interest is payable semi-annually. In November and December 1996, the Company redeemed $10,000,000 principal amount at an average price of 100.3% of par. In October 1998, the Company also redeemed $44,551,000 principal amount at an average price of 101.6% of par. The funds for this redemption were provided by the Revolving Credit Agreement and resulted in an extraordinary loss of $748,000 net of an income tax benefit of $403,000. The remaining principal amount is due April 2002.

     On June 7, 1993, the Company issued $100,000,000 principal amount of 9 3/4% Subordinated Notes due June 1, 2005. Interest is payable semi-annually. The notes are redeemable in whole or in part at the Company's option, initially at 104.875% of their principal amount on or after June 1, 1999 and reducing to 100% of their principal amount on or after June 1, 2002.

      The indentures relating to the subordinated notes and the Revolving Credit Agreement contain restrictions on the payment of cash dividends. At October 31, 1998, $42,995,000 of retained earnings were free of such restrictions.

      The fair value of the Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The combined fair value of the Subordinated Notes is estimated at $136,329,000 as of October 31, 1998.


8.  RETIREMENT PLAN

      In   December 1982, the Company established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $1,523,000, $1,520,000, and $1,406,000 for the years ended October 31, 1998, 1997, and 1996, respectively.


9.  INCOME TAXES

      Income Taxes payable (receivable) including deferred benefits, consists of the following:

                                    October      October
                                    31, 1998     31, 1997
                                    ---------    ---------
                                        (In Thousands)

State income taxes:
  Current.......................... $  2,897     $  1,387
  Deferred.........................   (1,495)      (1,586)
Federal income taxes:
  Current..........................       36       (1,611)
  Deferred.........................   (8,769)     (10,755)
                                    ---------    ---------
    Total.......................... $ (7,331)    $(12,565)
                                    =========    =========

      The provision for income taxes is composed of the following charges (benefits):

                                               Year Ended
                                    -----------------------------------
                                    October      October      October
                                    31, 1998     31, 1997     31, 1996
                                    ---------    ---------    ---------
                                              (In Thousands)
Current income tax expense:
  Federal(1)....................... $  9,177     $ (2,381)    $  7,205
  State............................    3,484        2,051        1,768
                                    ---------    ---------    ---------
                                      12,661         (330)       8,973
                                    ---------    ---------    ---------
Deferred income tax expense:
  Federal..........................    1,989       (4,569)        (822)
  State............................       88         (255)        (432)
                                    ---------    ---------    ---------
                                       2,077       (4,824)      (1,254)
                                    ---------    ---------    ---------
    Total.......................... $ 14,738     $ (5,154)    $  7,719
                                    =========    =========    =========

(1) The current federal income tax expense includes a tax benefit of $403,00 in the year ended October 31, 1998 relating to the loss on the redemption of Subordinated Notes that was reported as an extraordinary item in the "Statement of Operations."

      The deferred tax liabilities or assets have been recognized in the consolidated balance sheets due to temporary differences as follows:

                                            October   October
                                            31, 1998  31, 1997
                                            --------  ---------
                                              (In Thousands)
Deferred tax assets:
  Deferred income......................     $     40  $    321
  Maintenance guarantee reserves.......          701       481
  Provision to reduce inventory to
    net realizable value...............          136        95
  Inventory impairment loss............        6,077     8,621
  Uniform capitalization of overhead...        2,967     3,972
  Post development completion costs....        1,379       509
  State net operating loss
    carryforwards......................       27,205    22,227
  Other................................          843       639
                                            --------  ---------
    Total..............................       39,348    36,865
  Valuation allowance(2)...............      (27,205)  (22,227)
                                            --------  ---------
  Deferred tax assets..................       12,143    14,638
                                            --------  ---------
Deferred tax liabilities:
  Deferred interest....................           31        31
  Installment sales....................          137       208
  Accelerated depreciation.............        1,711     2,058
                                            --------  ---------
   Total...............................        1,879     2,297
                                            --------  ---------
Net deferred tax assets................     $ 10,264  $ 12,341
                                            ========  =========

(2) The net change in the valuation allowance of $4,978,000 results from an increase in the separate company state net operating losses that may not be fully utilized.

     The effective tax rates varied from the expected rate. The sources of these differences were as follows:
                                              Year Ended
                                     ------------------------------
                                     October    October    October
                                     31, 1998   31, 1997   31, 1996
                                     --------   --------   --------

Computed "expected" tax rate......    35.0 %     (35.0)%    35.0 %
State income taxes, net of Federal
  income tax benefit..............     6.0 %      11.6 %     3.2 %
Company owned life insurance......    (1.6)%      (6.2)%    (2.9)%
Low income housing tax credit.....    (3.4)%     (11.2)%    (5.3)%
Other.............................      .7 %      (1.9)%      .9 %
                                     --------   --------   --------
Effective tax rate................    36.7 %     (42.7)%    30.9 %
                                     ========   ========   ========

      The Company has state net operating loss carryforwards for financial reporting and tax purposes of $359,000,000 due to expire between the years October 31, 1999 and October 31, 2013.


10.  REDUCTION OF INVENTORY TO FAIR VALUE

      In accordance with FAS 121, the Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cashflows estimated to be generated by those assets are less than their related carrying amounts. As of October 31, 1998, 1997 and 1996, inventory with a carrying amount of $3,077,000, $33,143,000 and $2,240,000, respectively, was written down by
$353,000, $9,258,000 and $1,289,000, respectively, to its fair value. This was based on the Company's evaluation of the expected revenue, cost to complete including interest and selling cost. The writedown during the year ended October 31, 1998 was attributed to one community in Florida where homes are being discounted to accelerate sales. The writedowns during the year ended October 31, 1997 were attributable to numerous communities in Florida after the Company decided to reduce its investment in that state and two communities in New Jersey resulting from a product type change and unforeseen development costs.

      Also in accordance with FAS 121, the Company records impairment losses on inventories and long-lived assets held for sale when the related carrying amount exceeds the fair value less the selling cost. As of October 31, 1998, 1997 and 1996, inventory and commercial properties with a carrying amount of $4,629,000, $32,008,000 and $12,031,000, respectively, was written down by $2,588,000,
$12,690,000 and $3,795,000, respectively, to its fair value. The writedowns during the year ended October 31, 1998 were attributed to one parcel of land being sold as lots and a commercial retail center parcel of land which incurred higher land development costs, both in New Jersey. The writedowns during the year ended October 31, 1997 were attributable to four residential parcels of land in Florida, one residential parcel of land in New Jersey, one multi-use commercial parcel of land in New Jersey and two Florida commercial facilities with expansion land attached to one facility. During the year ended October 31, 1998, when these commercial facilities were liquidated, the Company recovered the carrying value. During the years ended October 31, 1998, 1997 and 1996, the Company recovered the carrying value or recognized nominal losses on the land held for sale which was subsequently liquidated.

      The total aggregate impairment losses, which are presented in the consolidated statements of operations, on the inventory held for development and the land or commercial facilities held for sale were $2,941,000, $21,948,000, and $1,608,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

     On the statement of operations the lines entitled "Homebuilding - Inventory impairment loss" and "Investment Properties - Provision for impairment loss" also include writeoffs of options including approval, engineering and capitalized interest costs. During the year ended October 31, 1998, the writeoffs amounted to $2,091,000 and zero, respectively. During the year ended October 31, 1997, the writeoffs amounted to $4,761,000 and $1,756,000, respectively. During 1998, the Company did not exercise three residential options because of changes in local market conditions and difficulties in
obtaining government approvals.   During 1997, the Company  decided not to
exercise three residential options due to environmental problems or the property's proforma did not produce an adequate return on investment commensurate with the risk and one commercial property option because an anchor tenant with an acceptable credit rating could not be found.


11.  TRANSACTIONS WITH RELATED PARTIES

     The Company's Board of Directors has adopted a general policy providing that it will not make loans to officers or directors of the Company or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $3,000,000 at any one time, and that such loans will be made only with the approval of the members of the Company's Board of Directors who have no
interest in the transaction.   At October  31,  1998  and  1997 included in
receivables, deposits and notes are related party receivables from officers and directors amounted to $2,117,000 and $1,889,000, respectively. Notwithstanding the policy stated above, the Board of Directors of the Company concluded that the following transactions were in the best interests of the Company.

      The Company provides property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, Chief Executive Officer, President and a Director of the Company, is a general partner, and members of his family and certain officers and directors of the Company are limited partners. At October 31, 1998, no amounts were due the Company by these partnerships.


12.  STOCK OPTION PLAN

     The Company has a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. All options expire after ten years after the date of the grant. In addition, during the year ended October 31, 1997 each of the three outside directors of the Company were granted options to purchase 5,000 shares at the same price and terms as those granted to officers and key employees. Stock option transactions are summarized as follows:

                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                          October    Exercise  October    Exercise  October    Exercise
                          31,  1998   Price    31, 1997    Price    31,  1996  Price
                          ---------  --------  ---------  --------  ---------  --------
Options outstanding at
  beginning  of  period.  1,336,500    $7.83   1,156,000    $8.04    1,176,000   $8.00
   Granted..............    291,500    $9.09     190,500    $6.47
   Exercised............    114,667    $5.45
   Forfeited............     98,333    $9.98      10,000    $5.81       20,000   $5.81
                          ---------            ---------            ----------
Options outstanding at
  end of period.........  1,415,000    $8.13   1,336,500    $7.83    1,156,000   $8.04
                          =========            =========            ==========

Options exercisable at
  end of period.......  1,013,166            1,069,333              996,000
Price range of options     $5.13-               $5.13-               $5.13-
  outstanding.........    $11.50               $11.50               $11.50
Weighted-average
  remaining contractual
  life................    5.4 yrs.             5.4 yrs.             5.8 yrs.

    Pro forma information regarding net income and earnings per share is required under the fair value method of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based compensation" and is to be calculated as if the Company had accounted for its stock options under the fair value method
of FAS 123.   The fair value for these options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk- free interest rate of 4.5% and 5.8%, respectively; divided yield of zero; volatility factor of the expected market price of the Company's common stock of 0.46 and 0.47, respectively; and a weighted-average expected life of the option of 7.5 and 7.0 years, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price
volatility.   Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective imput assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and are not likely to be representative of the effects on reported net income for future years, if applicable.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                   Year Ended
                                         -----------------------------------
                                         October     October     October
                                         31, 1998    31, 1997    31, 1996(1)
                                         ----------  ----------  -----------

Pro forma net income (loss)............. $ 25,107    $ (7,131)   $ 17,287
                                         ==========  ==========  ===========
Pro forma basic earnings (loss)
  per share............................. $   1.15    $  (0.32)   $   0.75
                                         ==========  ==========  ===========
Pro forma diluted earnings (loss)
  per share............................. $   1.14    $  (0.32)   $   0.75
                                         ==========  ==========  ===========

(1) No options were granted in 1996, as a result pro forma amounts equal actual per the income statement.


13.  COMMITMENTS AND CONTINGENT LIABILITIES

      The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

      As of October 31, 1998 and 1997, respectively, the Company is obligated under various performance letters of credit amounting to $6,934,000 and $6,834,000.


14.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the years ended October 31, 1998, 1997, and 1996 is as follows:
                                              Three Months Ended
                                    -----------------------------------------
                                    October      July       April    January
                                    31, 1998   31, 1998   30, 1998   31, 1998
                                    --------   --------   --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $267,542   $248,125   $212,320   $213,960
Expenses........................... $255,268   $235,735   $204,710   $204,942
Income before income taxes and
  extraordinary loss............... $ 12,274   $ 12,390   $  7,610   $  9,018
State and Federal income tax....... $  4,762   $  4,677   $  2,597   $  3,105
Extraordinary loss from extinguish-
  ment of debt, net of income taxes $   (748)
Net income......................... $  6,764   $  7,713   $  5,013   $  5,913
Per Share Data:
Basic:
  Income per common share before
    extraordinary loss............. $   0.35   $   0.35   $   0.23   $   0.27
  Extraordinary loss............... $   (.03)
  Net Income....................... $   0.32   $   0.35   $   0.23   $   0.27
  Weighted average number of
    common shares outstanding......   21,661     21,785     21,848     21,834
Assuming Dilution:
  Income per common share
    before extraordinary loss...... $   0.34   $   0.35   $   0.23   $   0.27
  Extraordinary loss............... $   (.03)
  Net Income....................... $   0.31   $   0.35   $   0.23   $   0.27
  Weighted average number of
    common shares outstanding......   21,896     22,018     22,042     21,985

                                              Three Months Ended(1)
                                    ------------------------------------------
                                    October      July       April    January
                                    31, 1997   31, 1997   30, 1997   31, 1997
                                    --------   --------   --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $315,150   $205,107   $143,526   $120,353
Expenses........................... $302,494   $196,105   $173,453   $124,208
Income before income taxes and
  extraordinary loss............... $ 12,656   $  9,002   $(29,927)  $ (3,855)
State and Federal income tax....... $  4,930   $  2,782   $(10,785)  $ (2,081)
Net income (loss).................. $  7,726   $  6,220   $(19,142)  $ (1,774)
Per Share Data:
Basic:
  Net income (loss) per common
    share.......................... $   0.35   $   0.27   $  (0.83)  $   (.08)
  Weighted average number of
    common shares outstanding......   22,098     22,409     22,925     23,037
Assuming dilution:
  Net income (loss) per common
     share......................... $   0.35   $   0.27   $  (0.83)  $   (.08)
  Weighted average number of
    common shares outstanding......   22,195     22,485     22,999     23,121

                                             Three Months Ended(1)
                                    -----------------------------------------
                                    October      July      April    January
                                    31, 1996   31, 1996  30, 1996   31, 1996
                                    --------   --------  --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $342,049   $195,812  $152,464   $117,139
Expenses........................... $323,474   $191,280  $150,881   $116,823
Income before income taxes......... $ 18,575   $  4,532  $  1,583   $    316
State and Federal income tax....... $  6,146   $  1,422  $    335   $   (184)
Net income......................... $ 12,429   $  3,110  $  1,248   $    500
Per Share Data:
Basic:
  Net income per common share.....  $   0.54   $   0.13  $   0.06   $   0.02
  Weighted average number of
    common shares outstanding......   23,037     23,037    23,037     23,037
Assuming dilution:
  Net income per common share.....  $   0.54   $   0.13  $   0.06   $   0.02
  Weighted average number of
    common shares outstanding......   23,120     23,115    23,112     23,093

(1) The earnings per share for the years ended October 31, 1997 and 1996 have been restated as required to comply with FAS 128. For further discussion of earnings per share and the impact of FAS 128, see Note 1.

                                   SCHEDULE XI
                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                OCTOBER 31, 1998

                          Gross Amounts (A)(B)(C)
                        ---------------------------
                                      Building/                   Tax       Accumulated
Description                Land     Improvements     Total       Basis      Depreciation
---------------------  -----------  ------------  -----------  -----------  ------------
1  Hidden Meadows      $   544,000  $  5,750,000  $ 6,294,000  $ 6,294,000  $854,000
   Ocean Twp, NJ
   Senior Rentals
2  Norfolk Village         640,000     5,573,000    6,213,000    6,213,000   618,000
   Mahwah, NJ
   Senior Rentals
3  Hovnanian Corp. Center        0     9,127,000    9,127,000   12,143,000         0
   North Brunswick, NJ
   Land/Land Improvement
   Approval & Flex Building
   Under Construction
4  Land Improvement and
   Approval Costs
   Merrimack Commercial     75,000       100,000      175,000      300,000         0
   Merrimack, NH
   Land/Land Improvement
   Costs
5  NB Theatre                3,000     5,372,000    5,375,000    8,314,000         0
   North Brunswick,NJ
   Land/Land
   Improvement
6  Allaire                  50,000        56,000      106,000      106,000         0
   Wall, NJ
   Land/Land Improvement
7  Wall Town Center      3,200,000       645,000    2,807,000    4,883,000         0
   Wall, NJ
   Land/Land Improvement
                       -----------  ------------  -----------  -----------  ------------
                       $ 4,512,000  $ 26,623,000  $30,097,000  $38,253,000  $1,472,000
                       ===========  ============  ===========  ===========  ============

(A) Fiscal Year Construction Completed:
    1 - 1993
    2 - 1995
    3 through 7 - not completed

                             SCHEDULE XI (CONCLUDED)

(B) Depreciable Life:
    40 years - Depreciation expense was $446,000 for the year ended
    October 31, 1998.
    Depreciation expense was $1,854,000 for the year ended October 31, 1997. Depreciation expense was $2,665,000 for the year ended October 31, 1996. Depreciation expense was $1,973,000 for the year ended October 31, 1995.
(C) Items marked 4 through 7 consist of land improvement, building construction, and approval costs on land held for future development.

Balance - October 31, 1995                                         84,119,000
     Additions:     Improvements                                    1,115,000
     Deletions:     Cost of rental condominiums sold                 (152,000)
                    Cost of commercial center sold                 (8,457,000)
                    Cost of commercial land sold                     (114,000)
                    Cost of inventory sold                             (9,000)
                                                                 -------------
Balance - October 31, 1996                                         76,502,000
     Additions:     Improvements                                      193,000
                    Land purchase and development                  11,100,000
     Deletions:     Transfer to inventory                            (258,000)
                    Cost of commercial center sold                (12,283,000)
                    Provision for impairment loss                 (14,446,000)
                                                                 -------------
Balance - October 31, 1997                                         60,808,000
     Additions:     Land purchase and development                   5,466,000
     Deletions:     Cost of commercial properties sold            (33,522,000)
                    Cost of inventory sold                         (1,617,000)
                    Provision for impairment loss                  (1,038,000)
                                                                 -------------
Balance - October 31, 1998                                       $ 30,097,000
                                                                 =============

Balance at October 31, 1998 is reported on the consolidated balance sheet as investment properties held for sale and held for investment.