Form 10-Q
period 1999-01-31
HOVNANIAN ENTERPRISES INC
filed 1999-03-11
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 1999  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,647,087 Class A Common Shares and 7,675,333 Class B Common Shares were outstanding as of March 5, 1999.
                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at January 31,
                1999 (unaudited) and October 31, 1998              3

              Consolidated Statements of Income for the three
                months ended January 31, 1999 and 1998
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the three months ended January 31, 1999
                (unaudited)                                        6

              Consolidated Statements of Cash Flows for
                the three months ended January 31, 1999
                and 1998 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      9

PART II.  Other Information

     Item 4.     Submission of Matters to a Vote of Security
                 Holders                                          18

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        19

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                   January 31,    October 31,
          ASSETS                                       1999           1998
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $ 12,095       $ 13,306
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    364,716        332,225
    Land and land options held for future
      development or sale.........................     35,325         43,508
                                                   -----------    -----------
      Total Inventories...........................    400,041        375,733
                                                   -----------    -----------

  Receivables, deposits, and notes................     42,396         29,490
                                                   -----------    -----------

  Property, plant, and equipment - net............     17,317         16,831
                                                   -----------    -----------

  Prepaid expenses and other assets...............     31,774         32,650
                                                   -----------    -----------
      Total Homebuilding..........................    503,623        468,010
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      1,768          1,486
  Mortgage loans held for sale....................     62,502         71,611
  Other assets....................................      3,672          3,717
                                                   -----------    -----------
      Total Financial Services....................     67,942         76,814
                                                   -----------    -----------

Investment Properties:
  Held for sale:
    Rental property - net.........................
    Land and improvements.........................        107         17,832
    Other assets..................................        946            295
  Held for investment:
    Cash..........................................        509            762
    Rental property - net.........................     10,873         10,794
    Other assets..................................        977            868
                                                   -----------    -----------
      Total Investment Properties.................     13,412         30,551
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      5,902          5,970
  Other assets....................................        438            426
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      6,340          6,396
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      5,769          7,331
                                                   -----------    -----------
Total Assets......................................   $597,086       $589,102
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                     January 31,  October 31,
                                                        1999         1998

                                                     -----------  -----------
LIABILITIES AND STOCKHOLDERS'EQUITY
Homebuilding:
  Nonrecourse land mortgages........................   $  8,192     $ 11,846
  Accounts payable and other liabilities............     47,811       53,765
  Customers' deposits...............................     21,765       23,857
  Nonrecourse mortgages secured by operating
    properties......................................      3,743        3,770
                                                     -----------  -----------
      Total Homebuilding............................     81,511       93,238
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      1,677        2,422
  Mortgage warehouse line of credit.................     59,119       66,666
                                                     -----------  -----------
      Total Financial Services......................     60,796       69,088
                                                     -----------  -----------
Investment Properties:
  Accounts payable and other liabilities............      1,360        1,373
                                                     -----------  -----------
      Total Investment Properties...................      1,360        1,373
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities............         17            6
  Bonds collateralized by mortgages receivable......      5,582        5,652
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      5,599        5,658
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................     92,225       68,000
  Subordinated notes................................    145,449      145,449
  Accrued interest..................................      4,122        4,904
                                                     -----------  -----------
      Total Notes Payable...........................    241,796      218,353
                                                     -----------  -----------
      Total Liabilities.............................    391,062      387,710
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,822,964 shares
    (including 2,118,274 shares in January 1999
    and 1,937,374 in October 1998 held in Treasury).        158          157
Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,025,504 shares
    (including 345,874 shares held in Treasury).....         79           80
  Paid in Capital...................................     34,590       34,561
  Retained Earnings.................................    189,310      183,182
  Treasury Stock - at cost..........................    (18,113)     (16,588)
                                                     -----------  -----------
      Total Stockholders' Equity....................    206,024      201,392
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $597,086     $589,102
                                                     ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)

                                         Three Months Ended
                                             January 31,
                                         -------------------
                                            1999      1998

                                         --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $194,885  $204,057
    Land sales and other revenues......     2,441     2,485
                                         --------- ---------
      Total Homebuilding...............   197,326   206,542
  Financial Services...................     5,658     3,562
  Investment Properties................       359     3,644
  Collateralized Mortgage Financing....       136       212
                                         --------- ---------
      Total Revenues...................   203,479   213,960
                                         --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   155,587   169,800
    Selling, general and administrative    17,534    15,657
    Inventory write-off................               1,589
                                         --------- ---------
      Total Homebuilding...............   173,121   187,046
                                         --------- ---------
  Financial Services...................     5,242     3,211
                                         --------- ---------
  Investment Properties................       779     1,123
                                         --------- ---------
  Collateralized Mortgage Financing....       131       202
                                         --------- ---------
  Corporate General and Administration.     6,435     4,361
                                         --------- ---------
  Interest.............................     7,042     8,476
                                         --------- ---------
  Other Operations.....................       551       523
                                         --------- ---------
      Total Expenses...................   193,301   204,942
                                         --------- ---------
Income Before Income Taxes.............    10,178     9,018
                                         --------- ---------
State and Federal Income Taxes:
  State................................     1,488       648
  Federal..............................     2,562     2,457
                                         --------- ---------
    Total Taxes........................     4,050     3,105
                                         --------- ---------
Net Income.............................  $  6,128  $  5,913
                                         ========= =========
Per Share Data:
Basic:
  Income per common share..............  $   0.28  $   0.27
  Weighted average number of common
    shares outstanding.................    21,512    21,834
Assuming dilution:
  Income per common share..............      0.28      0.27
  Weighted average number of common
    Shares outstanding.................    21,725    21,985

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)

                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, October 31, 1998. 13,865,923     $157    7,694,297     $80  $34,561  $183,182 ($16,588)  $201,392

Sale of Common Stock
  Under Employee Stock
  Option Plan.............      5,000                                     29                            29
Conversion of Class B to
  Class A Common Stock....     14,667        1      (14,667)     (1)                                     -

Treasury stock purchases..   (180,900)                                                   (1,525)    (1,525)

Net Income................                                                       6,128               6,128
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, January 31, 1999. 13,704,690     $158    7,679,630     $79  $34,590  $189,310 ($18,113)  $206,024
                           ===========  ======  ===========  ======  =======  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                        Three Months Ended
                                                            January 31,
                                                       ---------------------
                                                          1999       1998
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $   6,128  $   5,913
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Depreciation....................................     1,200        917
      Loss (gain) on sale and retirement of property
        and assets....................................       393     (2,682)
      Deferred income taxes...........................     2,617      1,720
      Impairment losses...............................                1,589
      Decrease (increase) in assets:
        Receivables, prepaids and other assets........   (12,964)   (14,419)
        Mortgage notes receivable.....................     9,289     21,517
        Inventories...................................   (25,345)      (289)
      Increase (decrease) in liabilities:
        State and Federal income taxes................    (1,055)         5
        Customers' deposits...........................    (2,199)    (1,031)
        Interest and other accrued liabilities........    (3,689)    (1,490)
        Post development completion costs.............      (608)      (603)
        Accounts payable..............................    (3,078)    (6,679)
                                                       ---------- ----------
          Net cash (used in) provided by operating
            activities................................   (29,311)     4,468
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......    19,226     23,078
  Purchase of property................................    (1,576)      (477)
  Investment in and advances to unconsolidated
    affiliates........................................        (4)       393
  Investment in income producing properties...........    (1,016)    (4,672)
                                                       ---------- ----------
          Net cash provided by investing
            activities................................    16,630     18,322
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   179,965    129,564
  Principal payments on mortgages and notes...........  (167,040)  (152,730)
  Investment in mortgage notes receivable.............        70        587
  Purchase of treasury stock..........................    (1,525)      (457)
  Proceeds from sale of stock.........................        29
                                                       ---------- ----------
          Net cash provided by (used in) financing
            activities................................    11,499    (23,036)
                                                       ---------- ----------
Net Increase (Decrease) In Cash.......................    (1,182)      (246)
Cash and Cash Equivalent and Balance, Beginning
  Of Period...........................................    15,554     11,313
                                                       ---------- ----------
Cash and Cash Equivalent and Balance, End Of Period...  $ 14,372   $ 11,067
                                                       ========== ==========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     1. The consolidated financial statements, except for the October 31, 1998 consolidated balance sheets, have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

     2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended
                                 January 31,
                              -------------------
                                1999       1998
                              --------   --------
                            (Dollars in Thousands)
Interest Incurred (1):
  Residential (3)...........  $  4,699   $  6,642
  Commercial(4).............       356        679
                              --------   --------
    Total Incurred..........  $  5,055   $  7,321
                              ========   ========
Interest Expensed:
  Residential (3)...........  $  6,686   $  7,797
  Commercial (4)............       356        679
                              --------   --------
     Total Expensed.........  $  7,042   $  8,476
                              ========   ========
Interest Capitalized at
  Beginning of Period.......  $ 25,545   $ 35,950
Plus Interest Incurred......     5,055      7,321
Less Interest Expensed......     7,042      8,476
Less Inventory Write-Off....         -        460
Less Sale of Assets.........     1,469      3,640
                              --------   --------
Interest Capitalized at
  End of Period.............  $ 22,089   $ 30,695
                              ========   ========
Interest Capitalized at
  End of Period:
  Residential(3)............  $ 21,881   $ 28,189
  Commercial(2).............       208      2,506
                              --------   --------
    Total Capitalized.......  $ 22,089   $ 30,695
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


     3. Homebuilding accumulated depreciation at January 31, 1999 and October 31, 1998 amounted to $16,083,000 and $15,088,000, respectively. Rental property accumulated depreciation at January 31, 1999 and October 31, 1998 amounted to $1,909,000 and $1,826,000, respectively.

     4. During the three months ended January 31, 1998 the Company has written off the costs associated with an option in New Jersey including approval, engineering and capitalized interest. The write off amounted to $1,589,000 and is reported on the Consolidated Statements of Income as "Homebuilding - Inventory Write-Off."

     5. The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company. As of January 31, 1999 and 1998, respectively, the Company is obligated under various performance letters of credit amounting to $6,868,000 and $9,240,000.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the three months ended January 31, 1999 were for operating expenses, increases in housing inventories, construction, income taxes, interest, and the repurchase of common stock. The Company provided for its cash requirements from the revolving credit facility, housing and land sales, sales of commercial properties, financial service fees, and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     In December 1998 the Board of Directors authorized a stock repurchase program to purchase up to 3 million shares of Class A Common Stock. This authorization expires on December 31, 2000. As of January 31, 1999, 1,772,400 shares were repurchased under this program of which 180,900 were purchased during the three months ended January 31, 1999.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $280,000,000 (the "Revolving Credit Facility") through July 2001. Interest is payable monthly and at various rates of either the prime rate or Libor plus 1.45%. The Company believes that it will be able either to extend the Agreement beyond July 2001 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of January 31, 1999, borrowings under the Agreement were $92,225,000.

     The aggregate principal amount of subordinated indebtedness issued by the Company and outstanding as of January 31, 1999 was $145,449,000. Payments of $45,449,000 and $100,000,000 are due in April 2002 and June 2005, respectively.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of January 31, 1999, the aggregate principal amount of all such borrowings was $64,701,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                             January 31,      October 31,
                                                 1999            1998
                                             ------------    ------------

Residential real estate inventory..........  $400,041,000    $375,733,000
Senior residential rental property.........    10,873,000      10,794,000
                                             ------------    ------------
  Total Residential Real Estate............   410,914,000     386,527,000
Commercial properties......................       107,000      17,832,000
                                             ------------    ------------
  Combined Total...........................  $411,021,000    $404,359,000
                                             ============    ============

     Total residential real estate increased $24,387,000 during the three months ended January 31, 1999 primarily as a result of an inventory increase of $24,308,000. Substantially all residential homes under construction or completed and included in real estate inventory at January 31, 1999 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  January 31, 1999......  75       17,303   6,036     1,557        9,710

  October 31, 1998......  84       17,020   6,553     1,672        8,795

(1) Includes 29 and 8 lots under option at January 31, 1999 and October 31, 1998, respectively.

(2) Of the total home lots available, 422 and 460 were under construction or complete (including 47 and 54 models and sales offices), 4,863 and 4,570 were under option, and 288 and 330 were financed through purchase money mortgages at January 31, 1999 and October 31, 1998, respectively.

     In addition, at January 31, 1999 and October 31, 1998, respectively, in substantially completed or suspended communities, the Company owned or had under option 145 and 283 home lots. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At January 31,
1999 the Company controlled such land to build 10,899      proposed homes,
compared to 10,963 homes at October 31, 1998.

     The following table summarizes the Company's started or completed unsold homes in active, substantially complete and suspended communities:

                            January 31,               October 31,
                                1999                     1998
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   175       10     185      180       16     196
North Carolina......   108       --     108       93       --      93
Florida.............    16        6      22       24        6      30
Virginia............    11        9      20       23       11      34
California..........    72       22      94       78       21      99
Poland..............     6       --       6       11       --      11
                     ------   ------   -----   ------   ------   -----
  Total                388       47     435      409       54     463
                     ======   ======   =====   ======   ======   =====

     Collateral Mortgage Financing - Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $61,895,000 and $71,002,000 at January 31, 1999 and October 31, 1998, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1998

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

     Important indicators of the future results of the Company are recently signed contracts and home contract backlog for future deliveries. The Company's sales contracts and homes in contract (using base sales prices) by market area is set forth below:


                        Sales Contracts for the
                          Three Months Ended        Contract Backlog
                             January 31,            as of January 31,
                        -----------------------    --------------------
                           1999          1998         1999       1998
                        ---------     ---------    ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $ 90,163      $ 98,814     $250,181   $242,604
  Homes...............       402           488        1,056      1,135

North Carolina:
  Dollars.............  $ 31,111      $ 23,903     $ 50,899   $ 44,136
  Homes...............       150           133          231        230

Florida:
  Dollars.............  $ 11,530      $  7,802     $ 18,655   $ 24,164
  Homes...............        53            43           88        140

Virginia:
  Dollars.............  $ 11,077      $  3,866     $ 24,621   $  5,967
  Homes...............        50            15          111         22

California:
  Dollars.............  $ 17,817       $ 18,769    $ 21,659   $ 22,115
  Homes...............        94             93         110        113

Poland:
  Dollars.............  $    482       $  1,277    $    428   $  3,673
  Homes...............         5             16           3         48

Totals:
  Dollars.............  $162,180       $154,431    $366,443   $342,659
  Homes...............       754            788       1,599      1,688


Total Revenues:

     Revenues for the three months ended January 31, 1999 decreased $10.5 million or 4.9%, compared to the same period last year. This was the result of a $9.2 million decrease in revenues from the sale of homes, a $0.1 million decrease in land sales and other homebuilding revenues, and a $3.3 million decrease in investment properties revenues. These decreases were partially offset by a $2.1 million increase in financial services revenues.


Homebuilding:

     Revenues from the sale of homes decreased $9.2 million or 4.5% during the three months ended January 31, 1999, compared to the same period last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended
                           January 31,
                        -------------------
                          1999       1998
                        ---------  --------
                       (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $126,683  $139,011
  Homes Delivered......       478       640

North Carolina:
  Housing Revenues.....  $ 29,080  $ 25,676
  Homes Delivered......       154       135

Florida:
  Housing Revenues.....  $  8,333  $  9,512
  Homes Delivered......        38        53

Virginia:
  Housing Revenues.....  $ 12,547  $  6,118
  Homes Delivered......        54        20

California:
  Housing Revenues.....  $ 17,311  $ 23,121
  Homes Delivered......       103       117

Poland:
  Housing Revenues.....  $    931  $    619
  Homes Delivered......         9         7

Totals:
  Housing Revenues.....  $194,885  $204,057
  Homes Delivered......       836       972

     The 14.0% decrease in the number of homes delivered compared to the prior year was primarily due to the decreases in the Company's Northeast Region. The decrease in deliveries in the Northeast region was primarily due to a reduced number of communities during the three months ended January 31, 1999 compared to the same period last year. This decline is temporary as the Northeast region has new communities opening later this year. The decrease in housing revenues was only 4.5% compared to the prior year. The decrease in housing revenues was not as great as the decrease in the number of homes delivered due to higher average home prices. Average home prices increased to $233,117 in 1999 compared to $209,935 in 1998. This increase was primarily due to the Northeast Region where the Company is delivering homes in some newer, expensive communities. In addition, in all of its markets, the Company is selling more options resulting in higher prices.

     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended
                                  January 31,
                              -------------------
                                1999       1998
                              --------   --------
                             (Dollars in Thousands)

Sale of Homes................ $194,885   $204,057
Cost of Sales................  154,249    168,528
                              --------   --------
Housing Gross Margin......... $ 40,636   $ 35,529
                              ========   ========

Gross Margin Percentage......    20.9%     17.4%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended
                                   January 31,
                              -------------------
                                1999       1998
                              --------   --------
Sale of Homes................  100.0%     100.0%
                              --------   --------
Cost of Sales:
      Housing, land &
        development costs....    70.9%     74.4%
      Commissions............     2.0%      1.8%
      Financing concessions..     0.8%      0.7%
      Overheads..............     5.4%      5.7%
                              --------   --------
Total Cost of Sales..........    79.1%     82.6%
                              --------   --------
Gross Margin.................    20.9%     17.4%
                              ========   ========

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to the Company's other markets. For the three months ended January 31, 1999 the Company's gross margin increased 3.5% compared to the same period last year. This can be attributed to higher gross margins being achieved in each of the Company's markets except North Carolina, which was flat. Higher gross margins are primarily attributed to positive effects from process redesign and quality programs that reduced housing and land development costs, selective price increases or reduced selling incentives in the Company's stronger markets, and an increased percentage of deliveries from the better performing communities.

     Selling, general, and administrative expenses as a percentage of total homebuilding revenues, increased to 8.9% for the three months ended January 31, 1999 from 7.6% for the prior year three months. Such expenses increased during the three months ended January 31, 1999 $1.9 million compared to the same period last year. The overall percentage and dollar increases in selling, general and administrative is due to decreased deliveries and increases in administrative costs primarily in the Company's Northeast Region, California, and Virginia.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended
                                      January 31,
                                   ------------------
                                     1999      1998
                                   --------  --------

Land and Lot Sales................ $ 1,327   $ 1,597
Cost of Sales.....................   1,338     1,272
                                   --------  --------
Land and Lot Sales Gross Margin...     (11)      325
Interest Expense..................     133       158
                                   --------  --------
Land and Lot Sales Profit Before
  Tax............................. $  (144)  $   167
                                   ========  ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from the Company's homebuyers, as well as from third parties, selling such mortgages in the secondary market and title insurance activities. For the three months ended January 31, 1999 financial services provided a $0.4 million pretax profit compared to a profit of $0.4 million in 1998. The Company's mortgage banking goals are to improve profitability by increasing the capture rate of its homebuyers and expanding its business to include originations from unrelated third parties. The Company has initiated efforts to originate mortgages from unrelated third parties and expects these third party loans to increase as a percentage of the Company's total loan volume over the next few years.


Investment Properties

     Investment Properties consisted of rental properties, property management, and gains or losses from the sale of such property. At the end of the second quarter of 1997 the Company announced that it was planning an orderly exit from the investment properties business. During the three months ended January 31, 1999 the Company sold three land parcels for a total sales price of $20.8
million and recorded a loss before income taxes of $0.5    million.  At January
31, 1999 all commercial facilities and land (except for one small parcel) have been liquidated. The Company is retaining two senior citizen residential rental communities.

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


Corporate General and Administrative

     Corporate general and administrative expenses includes the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses include the Company's executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses increased to 3.2% for the three months ended January 31, 1999 from 2.0% for the prior year three months. Corporate general and administrative expenses increased $2.1 million during the three months ended January 31, 1999 compared to the same period last year. This increase is primarily attributed to increased process redesign costs associated with the design and development of streamlined business processes associated with the implementation of SAP, our new enterprise wide fully integrated software package and increased depreciation of capitalized process redesign costs in prior years.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                            Three Months Ended
                               January 31,
                            ------------------
                              1999      1998
                            --------  --------

Sale of Homes.............. $  6,553  $ 7,638
Land and Lot Sales.........      133      158
Rental Properties..........      356      680
                            --------  --------
Total...................... $  7,042  $ 8,476
                            ========  ========


     Housing interest as a percentage of sale of homes revenues amounted to 3.4% for the three months ended January 31, 1999 compared to 3.8% for the three months ended January 31, 1998. The decrease in the percentage for the three months ended January 31, 1999 was primarily the result of the Company's lower debt levels. Lower debt levels are attributed to debt reductions resulting from cash generated by the liquidation of investment properties and income from fiscal 1998.


Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses and corporate owned life insurance loan interest.


Total Taxes

     Total taxes as a percentage of income before taxes amounted to approximately 39.8% and 34.4% for the three months ended January 31, 1999 and 1998, respectively. The increase in this percentage from 1998 to 1999 is primarily attributed to higher state taxes and the elimination of certain federal tax benefits associated with the Company's corporate owned life insurance. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


Year 2000

     The Company has assessed and formulated a plan to resolve its information technology ("IT") and non-IT system year 2000 issues. The Company has designated a full-time year 2000 project leader, engaged consultants to review and evaluate its plan, completed the identification of Company IT and non IT non-compliant systems, and evaluated subcontractors' and suppliers' state of readiness. The Company's plan has prioritized its efforts on its software systems and computer hardware equipment. The Company has upgraded, fixed or retired 95% of its critical non-compliant systems and expects to have the remaining critical IT software year 2000 capable and tested by June 30, 1999. All other Company IT and non-IT systems are not considered critical to Company operations, and if non-capable for year 2000, would only be an inconvenience. The Company does not anticipate the costs on implementation of its plan to have a material impact on future earnings and is expected to be funded through operations.

     The Company is concerned about the readiness of its subcontractors and suppliers. The Company has communicated with 100% of these third parties. The Company has been informed 50% of the subcontractors and suppliers are year 2000 compliant, 35% are expected to be compliant by June 30, 1999 and the remaining compliant by September 30, 1999. If any of the third parties are not year 2000 compliant by September 30, 1999 and such third parties would have a substantial impact on the Company's operations, the Company will look to replace such subcontractors and suppliers. In most cases, the Company uses more than one subcontractor and supplier so it believes finding replacements will not be difficult.

     The Company believes it is on track to solve its year 2000 issues. It does not believe it will have material lost revenues due to the year 2000 issues. Based on the above, it sees no need to develop a worst-case year 2000 scenario. However, the Company is in the process of developing year 2000 contingency plans which are approximately 80% complete.


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


Item 4.  Submission to Matters to a Vote of Security Holders

     The Company held its annual stockholders meeting on March 5, 1999 at 10:30 a.m. in the Board Room of the American Stock Exchange, 13th floor, 86 Trinity Place, New York, New York. The following matters were voted at the meeting:

     . Election of all Directors to hold office until the next Annual Meeting of Stockholders. The elected Directors were:

     ..  Kevork S. Hovnanian
     ..  Ara K. Hovnanian
     ..  Paul W. Buchanan
     ..  Arthur Greenbaum
     ..  Desmond P. McDonald
     ..  Peter S. Reinhart
     ..  J. Larry Sorsby
     ..  Stephen D. Weinroth

     . Ratification of selection of Ernst & Young, LLP as certified independent accountants for fiscal year ending October 31, 1999.

     ..  Votes For                      84,894,504
     ..  Votes Against                      96,946
     ..  Abstain                            30,462

     .  Approval of the Company's Stock Incentive Plan.

     ..  Votes For                      81,582,715
     ..  Votes Against                   1,188,270
     ..  Abstain                            49,935

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)

DATE:  March  11, 1999              /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer


DATE:  March 11, 1999               /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller