Form 10-Q
period 1999-04-30
HOVNANIAN ENTERPRISES INC
filed 1999-06-11
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q

[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 1999  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,307,799 Class A Common Shares and 7,631,121 Class B Common Shares were outstanding as of June 4, 1999.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at April 30,
                1999 (unaudited) and October 31, 1998              3

              Consolidated Statements of Income for the three
                and six months ended April 30, 1999 and 1998
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the six months ended April 30, 1999
                (unaudited)                                        6

              Consolidated Statements of Cash Flows for
                the six months ended April 30, 1999
                and 1998 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      18

PART II.  Other Information

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        28

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     April 30,    October 31,
          ASSETS                                       1999           1998
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $  7,915       $ 13,306
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    354,320        332,225
    Land and land options held for future
      development or sale.........................     41,225         43,508
                                                   -----------    -----------
      Total Inventories...........................    395,545        375,733
                                                   -----------    -----------

  Receivables, deposits, and notes................     40,635         29,490
                                                   -----------    -----------

  Property, plant, and equipment - net............     20,680         16,831
                                                   -----------    -----------

  Prepaid expenses and other assets...............     31,692         32,650
                                                   -----------    -----------
      Total Homebuilding..........................    496,467        468,010
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      3,119          1,486
  Mortgage loans held for sale....................     46,750         71,611
  Other assets....................................      2,314          3,717
                                                   -----------    -----------
      Total Financial Services....................     52,183         76,814
                                                   -----------    -----------

Investment Properties:
  Held for sale:
    Land and improvements.........................        107         17,832
    Other assets..................................        788            295
  Held for investment:
    Cash..........................................                       762
    Rental property - net.........................     10,775         10,794
    Other assets..................................      1,090            868
                                                   -----------    -----------
      Total Investment Properties.................     12,760         30,551
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      5,863          5,970
  Other assets....................................        307            426
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      6,170          6,396
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      4,701          7,331
                                                   -----------    -----------
Total Assets......................................   $572,281       $589,102
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                       April 30,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1999         1998
                                                     -----------  -----------
Homebuilding:
  Nonrecourse land mortgages........................   $  6,533     $ 11,846
  Accounts payable and other liabilities............     40,695       53,765
  Customers' deposits...............................     22,468       23,857
  Nonrecourse mortgages secured by operating
    properties......................................      3,716        3,770
                                                     -----------  -----------
      Total Homebuilding............................     73,412       93,238
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      2,182        2,422
  Mortgage warehouse line of credit.................     43,877       66,666
                                                     -----------  -----------
      Total Financial Services......................     46,059       69,088
                                                     -----------  -----------
Investment Properties:
  Accounts payable and other liabilities............      1,224        1,373
                                                     -----------  -----------
      Total Investment Properties...................      1,224        1,373
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities............                       6
  Bonds collateralized by mortgages receivable......      4,574        5,652
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      4,574        5,658
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................     84,675       68,000
  Subordinated notes................................    145,449      145,449
  Accrued interest..................................      5,725        4,904
                                                     -----------  -----------
      Total Notes Payable...........................    235,849      218,353
                                                     -----------  -----------
      Total Liabilities.............................    361,118      387,710
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,834,002 shares
    (including 2,413,274 shares held in Treasury)...        158          157
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,014,466 shares
    (including 345,874 shares held in Treasury).....         79           80
  Paid in Capital...................................     34,590       34,561
  Retained Earnings.................................    196,762      183,182
  Treasury Stock - at cost..........................    (20,426)     (16,588)
                                                     -----------  -----------
      Total Stockholders' Equity....................    211,163      201,392
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $572,281     $589,102
                                                     ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                        Three Months Ended    Six Months Ended
                                             April 30,           April 30,
                                        -------------------  -------------------
                                           1999      1998       1999      1998
                                        --------- ---------  --------- ---------
Revenues:
  Homebuilding:
    Sale of homes...................... $199,138  $203,567   $394,023  $407,624
    Land sales and other revenues......    5,454     3,854      7,895     6,339
                                        --------- ---------  --------- ---------
      Total Homebuilding...............  204,592   207,421    401,918   413,963
  Financial Services...................    4,154     4,140      9,812     7,702
  Investment Properties................      424       609        783     4,253
  Collateralized Mortgage Financing....      139       150        275       362
                                        --------- ---------  --------- ---------
      Total Revenues...................  209,309   212,320    412,788   426,280
                                        --------- ---------  --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................  159,037   170,806    314,624   340,606
    Selling, general and administrative   18,586    15,858     36,120    31,515
    Inventory impairment loss..........      401       359        401     1,948
                                        --------- ---------  --------- ---------
      Total Homebuilding...............  178,024   187,023    351,145   374,069
                                        --------- ---------  --------- ---------
  Financial Services...................    3,859     3,580      9,101     6,791
                                        --------- ---------  --------- ---------
  Investment Properties................      322       753      1,101     1,876
                                        --------- ---------  --------- ---------
  Collateralized Mortgage Financing....      142       157        273       359
                                        --------- ---------  --------- ---------
  Corporate General and Administration.    6,418     4,779     12,853     9,140
                                        --------- ---------  --------- ---------
  Interest.............................    7,346     7,990     14,388    16,466
                                        --------- ---------  --------- ---------
  Other Operations.....................      729       428      1,280       951
                                        --------- ---------  --------- ---------
      Total Expenses...................  196,840   204,710    390,141   409,652
                                        --------- ---------  --------- ---------
Income Before Income Taxes.............   12,469     7,610     22,647    16,628
                                        --------- ---------  --------- ---------
State and Federal Income Taxes:
  State................................    1,340       596      2,828     1,244
  Federal..............................    3,677     2,001      6,239     4,458
                                        --------- ---------  --------- ---------
    Total Taxes........................    5,017     2,597      9,067     5,702
                                        --------- ---------  --------- ---------
Net Income............................. $  7,452  $  5,013   $ 13,580  $ 10,926
                                        ========= =========  ========= =========
Per Share Data:
Basic:
  Income per common share.............. $   0.35  $   0.23   $   0.63  $   0.50
  Weighted average number of common
    shares outstanding.................   21,266    21,848     21,391    21,841
Assuming dilution:
  Income per common share..............     0.35      0.23       0.63      0.50
  Weighted average number of common
     shares outstanding................   21,488    22,042     21,611    22,047

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, October 31, 1998  13,865,923     $157    7,694,297     $80  $34,561  $183,182 ($16,588)  $201,392

Sale of Common Stock under
  employee stock option
  plan....................      5,000                                     29                            29

Conversion of Class B to
  Class A Common Stock....     25,705        1      (25,705)     (1)

Treasury stock purchases..   (475,900)                                                   (3,838)    (3,838)

Net Income................                                                      13,580              13,580
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, April 30, 1999... 13,420,728     $158    7,668,592     $79  $34,590  $196,762 ($20,426)  $211,163
                           ===========  ======  ===========  ======  =======  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                          Six Months Ended
                                                              April 30,
                                                       ---------------------
                                                          1999       1998
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  13,580  $  10,926
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation....................................     2,428      1,936
      Loss (gain) on sale and retirement of property
        and assets....................................       520     (2,690)
      Deferred income taxes...........................     2,493      2,336
      Impairment losses...............................       401      1,948
      Decrease (increase) in assets:
      Receivables, prepaids and other assets..........   (10,967)    (7,453)
        Mortgage notes receivable.....................    26,365      5,819
        Inventories...................................   (21,250)    (5,654)
      Increase (decrease) in liabilities:
        State and Federal income taxes................       137     (1,992)
        Customers' deposits...........................    (1,065)       179
        Interest and other accrued liabilities........    (3,268)    (2,490)
        Post development completion costs.............      (807)     1,349
        Accounts payable..............................    (8,892)    (4,739)
                                                       ---------- ----------
          Net cash (used) in operating activities.....      (325)      (525)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets...........    19,099     22,119
  Purchase of property................................    (6,013)    (1,230)
  Investment in and advances to unconsolidated
    affiliates........................................        (4)       403
  Investment in income producing properties...........    (1,016)    (4,188)
                                                       ---------- ----------
          Net cash provided by investing activities...    12,066     17,104
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   323,253    280,003
  Principal payments on mortgages and notes...........  (335,812)  (297,525)
  Investment in mortgage notes receivable.............       107      1,166
  Purchase of treasury stock..........................    (3,838)      (457)
  Proceeds from sale of stock.........................        29        577
                                                       ---------- ----------
          Net cash (used) in financing activities.....   (16,261)   (16,236)
                                                       ---------- ----------
Net (Decrease) Increase In Cash.......................    (4,520)       343
Cash and Cash Equivalent Balance, Beginning Of Period.    15,554     11,313
                                                       ---------- ----------
Cash and Cash Equivalent and Balance, End Of Period...  $ 11,034   $ 11,656
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

     2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended    Six Months Ended
                                   April 30,             April 30,
                              -------------------  -------------------
                                1999       1998       1999      1998
                              --------   --------  --------   --------
                                       (Dollars in Thousands)
Interest Incurred (1):
  Residential (3)...........  $  5,985   $  6,656   $10,684   $ 13,298
  Commercial(4).............       289        485       645      1,164
                              --------   --------  --------   --------
    Total Incurred..........  $  6,274   $  7,141   $11,329   $ 14,462
                              ========   ========  ========   ========
Interest Expensed:
  Residential (3)...........  $  7,057   $  7,505   $13,743   $ 15,302
  Commercial (4)............       289        485       645      1,164
                              --------   --------  --------   --------
     Total Expensed.........  $  7,346   $  7,990   $14,388   $ 16,466
                              ========   ========  ========   ========
Interest Capitalized at
  Beginning of Period.......  $ 22,089   $ 30,695   $25,545   $ 35,950
Plus Interest Incurred......     6,274      7,141    11,329     14,462
Less Interest Expensed......     7,346      7,990    14,388     16,466
Less Inventory Write-off....                                       460
Less Sale of Assets.........                          1,469      3,640
                              --------   --------  --------   --------
Interest Capitalized at
  End of Period.............  $21,017    $ 29,846  $ 21,017   $ 29,846
                              ========   ========  ========   ========
Interest Capitalized at
  End of Period:
  Residential(3)............  $ 20,809   $ 27,340  $ 20,809   $ 27,340
  Commercial(2).............       208      2,506       208      2,506
                              --------   --------  --------   --------
    Total Capitalized.......  $ 21,017   $ 29,846  $ 21,017   $ 29,846
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

     3. Homebuilding accumulated depreciation at April 30, 1999 and October 31, 1998 amounted to $17,128,000 and $15,088,000, respectively. Rental property accumulated depreciation at April 30, 1999 and October 31, 1998 amounted to $2,011,000 and $1,826,000, respectively.

     4. During the six months ended April 30, 1999 the Company recorded a $401,000 impairment loss associated with an option in Florida including approval, engineering and capitalized interest. The Company wrote off costs on two properties in New Jersey amounting to $1,589,000 and $359,000 during the three months ended January 31, 1998 and April 30, 1998, respectively. Residential inventory FAS 121 impairment losses and option write-offs are reported on the Consolidated Statements of Income as "Homebuilding - Inventory Impairment Loss."

     5. The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company. As of April 30, 1999 and 1998, respectively, the Company is obligated under various performance letters of credit amounting to $7,079,000 and $9,768,000.

     6. On May 4, 1999, the Company issued $150,000,000 9 1/8% Senior Notes due in 2009. The proceeds were used to reduce the outstanding balance on the Company's "Revolving Credit Facility" to zero for general corporate purposes, and on June 7, 1999, to redeem the remaining $45,449,000 11 1/4% Subordinated Notes due 2002. The early retirement of these notes will result in an extraordinary loss of $869,000 net of income taxes of $468,000.

     7. Financial Information of Subsidiary Issuer and Subsidiary Guarantors. Hovnanian Enterprises, Inc., the parent company (the "Parent" or "Company") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999.

     The Subsidiary Issuer acts as a finance and management entity that as of April 30, 1999 had issued and outstanding approximately $145,449,000 of subordinated notes and a revolving credit agreement with an outstanding balance of $84,675,000. Both the subordinated notes and the revolving credit agreement are fully and unconditionally guaranteed by the Parent.

     Each of the wholly owned subsidiaries of the Parent (collectively the "Guarantor Subsidiaries"), with the exception of four subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary holding and licensing the "K. Hovnanian" trade name and a subsidiary engaged in homebuilding activity in Poland (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the revolving credit agreement of the Subsidiary Issuer.

     Additionally the Parent has provided full, unconditional and joint and several guarantees to the Senior Notes. The Guarantor Subsidiaries may also provide similar guarantees to the Subsidiary Issuer.

     In lieu of providing separate audited financial statements for the Guarantor Subsidiaries the Company has included the accompanying consolidated condensed financial statements based on our understanding of the Securities and Exchange Commission's interpretation and application of Rule 3-10 of the Securities and Exchange Commission's Regulations S-X and Staff Accounting Bulletin 53. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statement and other disclosures concerning the Guarantor Subsidiaries are not presented.

     The following consolidating condensed financial information present the results of operations, financial position and cash flows of (i) the Parent (ii) the Subsidiary Issuer (iii) the Guarantor Subsidiaries of the Parent (iv) the Non-guarantor Subsidiaries of the Parent and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
APRIL 30, 1999
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding:
  Cash and cash equivalents........$     46  $    (236) $   8,022  $        83  $          $   7,915
  Inventories......................                       393,156        2,389               395,545
  Receivables, deposits, and notes.              3,331     37,304                             40,635
  Property, plant, and equipment...             12,515      8,129           36                20,680
  Prepaid expenses and other assets     437      9,839     21,398           18                31,692
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Homebuilding.............     483     25,449    468,009        2,526               496,467
                                   --------  ---------- ---------- ------------ ---------- ----------
Financial Services.................                         1,387       50,796                52,183
                                   --------  ---------- ---------- ------------ ---------- ----------
Investment Properties:
  Held for sale....................                           895                                895
  Held for investment..............                        11,865                             11,865
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Investment Properties....                        12,760                             12,760
                                   --------  ---------- ---------- ------------ ---------- ----------
Collateralized Mortgage Financing..                                      6,170                 6,170
                                   --------  ---------- ---------- ------------ ---------- ----------
Income Taxes Receivables-Including
  deferred tax benefits............  (1,074)       481      7,000       (1,706)                4,701
                                   --------  ---------- ---------- ------------ ---------- ----------
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 211,754    213,261   (242,379)      13,548   (196,184)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$211,163  $ 239,191  $ 246,777  $    71,334  $(196,184) $ 572,281
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES
Homebuilding:
  Accounts payable and other
    liabilities....................$         $   3,395  $  37,093  $       207  $          $  40,695
  Customers' deposits..............                        22,234          234                22,468
  Nonrecourse mortgages............                        10,249                             10,249
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Homebuilding.............              3,395     69,576          441                73,412
                                   --------  ---------- ---------- ---------------------- ----------
Financial Services.................                           535       45,524                46,059
Investment Properties..............                         1,224                              1,224
Collateralized Mortgage Financing..                                      4,574                 4,574
Notes Payable......................            235,702        147                            235,849
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Liabilities..............            239,097     71,482       50,539               361,118
                                   --------  ---------- ---------- ------------ ---------- ----------
STOCKHOLDERS' EQUITY............... 211,163         94    175,295       20,795   (196,184)   211,163
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$211,163  $ 239,191  $ 246,777  $    71,334  $(196,184) $ 572,281
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 1998
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary   Subsid-  Guarantor      Elimin-    Consol-
                                     Parent   Issuer     iaries   Subsidiaries   ations     idated
                                   --------  --------- ---------- ------------ ---------- ---------
ASSETS
Homebuilding:
  Cash and cash equivalents........$     14  $ (9,660) $  21,732  $     1,220  $          $  13,306
  Inventories......................                      373,364        2,369               375,733
  Receivables, deposits, and notes.             2,618     26,872                             29,490
  Property, plant, and equipment...            10,180      6,627           24                16,831
  Prepaid expenses and other assets     187     9,931     22,530            2                32,650
                                   --------  --------- ---------- ------------ - --------- ----------
    Total Homebuilding.............     201    13,069    451,125        3,615               468,010
                                   --------  --------- ---------- ------------ ---------- ----------
Financial Services.................                        1,461       75,353                76,814
                                   --------  --------- ---------- ------------ ---------- ----------
Investment Properties:
  Held for sale....................                       18,127                             18,127
  Held for investment..............                       12,424                             12,424
                                   --------  --------- ---------- ------------ ---------- ----------
    Total Investment Properties....                       30,551                             30,551
                                   --------  --------- ---------- ------------ ---------- ----------
Collateralized Mortgage Financing..                                     6,396                 6,396
                                   --------  --------- ---------- ------------ ---------- ----------
Income Taxes Receivables-Including
  deferred tax benefits............      41       382      8,419       (1,511)                7,331
                                   --------  --------- ---------- ------------ ---------- ----------
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 201,150   210,648   (236,457)       7,941   (183,282)
                                   --------  --------- ---------- ------------ ---------- ----------
Total Assets.......................$201,392  $224,099  $ 255,099  $    91,794  $(183,282) $ 589,102
                                   ========  ========= ========== ============ ========== ==========
LIABILITIES
Homebuilding:
  Accounts payable and other
    liabilities....................$         $  5,908   $ 47,636  $       221  $          $  53,765
  Customers' deposits..............                       23,367          490                23,857
  Nonrecourse mortgages............                       15,616                             15,616
                                   --------  --------- ---------- ------------ ---------- ----------
    Total Homebuilding.............             5,908     86,619          711                93,238
                                   --------  --------- ---------- ------------ ---------- ----------
Financial Services.................                          677       68,411                69,088
Investment Properties..............                        1,373                              1,373
Collateralized Mortgage Financing..                                     5,658                 5,658
Notes Payable......................           218,182        171                            218,353
                                   --------  --------- ---------- ------------ ---------- ----------
    Total Liabilities..............           224,090     88,840       74,780               387,710
                                   --------  --------- ---------- ------------ ---------- ----------
STOCKHOLDERS' EQUITY............... 201,392         9    166,259       17,014   (183,282)   201,392
                                   --------  --------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$201,392  $224,099  $ 255,099  $    91,794  $(183,282) $ 589,102
                                   --------  --------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$201,392  $224,099  $ 255,099  $    91,794  $(183,282) $ 589,102
                                   ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
THREE MONTHS ENDED APRIL 30, 1999
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     (57) $ 204,635  $     5,273  $  (5,259) $ 204,592
  Financial Services...............                          791        3,363                 4,154
  Investment Properties............                          711                    (287)       424
  Collateralized Mortgage Financing                                       139                   139
  Intercompany Charges.............            20,944      1,335                 (22,279)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 12,469                                       (12,469)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  12,469     20,887    207,472        8,775    (40,294)   209,309
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................                      183,031          243     (5,250)   178,024
  Financial Services...............                          682        3,401       (224)     3,859
  Investment Properties............                          490                    (168)       322
  Collateralized Mortgage Financing                                       142                   142
  Corporate General and
    Administration.................             6,241        279                    (102)     6,418
  Interest.........................            14,504      7,251           95    (14,504)     7,346
  Other Operations.................               430        292            7                   729
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            21,175    192,025        3,888    (20,248)   196,840
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 12,469       (288)    15,447        4,887    (20,046)    12,469

State and Federal Income Taxes.....  5,017                 5,631        2,065     (7,696)     5,017
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$ 7,452  $    (288) $   9,816  $     2,822  $ (12,350) $   7,452
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
THREE MONTHS ENDED APRIL 30, 1998
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     450    205,457  $     5,965  $  (4,451) $ 207,421
  Financial Services...............                          939        3,201                 4,140
  Investment Properties............                          878                    (269)       609
  Collateralized Mortgage Financing                                       150                   150
  Intercompany Charges.............            20,307      1,661                 (21,968)
  Equity In Pretax Income of
    Consolidated Subsidiaries......  7,610                                        (7,610)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................   7,610     20,757    208,935        9,316    (34,298)   212,320
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................                      190,090        1,386     (4,453)   187,023
  Financial Services...............                          609        3,008        (37)     3,580
  Investment Properties............                        1,022                    (269)       753
  Collateralized Mortgage Financing                                       157                   157
  Corporate General and
    Administration.................             4,546        239                      (6)     4,779
  Interest.........................            15,298      7,961           29    (15,298)     7,990
  Other Operations.................               352         69            7                   428
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            20,196    199,990        4,587    (20,063)   204,710
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes..  7,610        561      8,945        4,729    (14,235)     7,610

State and Federal Income Taxes.....  2,597                 3,027        1,854     (4,881)     2,597
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$ 5,013  $     561  $   5,918  $     2,875  $  (9,354) $   5,013
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
SIX MONTHS ENDED APRIL 30, 1999
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      29  $ 400,919  $     9,534  $  (8,564) $ 401,918
  Financial Services...............                        1,611        8,201                 9,812
  Investment Properties............                        1,344                    (561)       783
  Collateralized Mortgage Financing                                       275                   275
  Intercompany Charges.............            41,840      1,984                 (43,824)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 22,647                                       (22,647)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  22,647     41,869    405,858       18,010    (75,596)   412,788
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................                      358,523        1,168     (8,546)   351,145
  Financial Services...............                        1,172        8,150       (221)     9,101
  Investment Properties............                        1,521                    (420)     1,101
  Collateralized Mortgage Financing                                       273                   273
  Corporate General and
    Administration.................            12,538        456                    (141)    12,853
  Interest.........................            28,686     14,196          192    (28,686)    14,388
  Other Operations.................               916        357            7                 1,280
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            42,140    376,225        9,790    (38,014)   390,141
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 22,647       (271)    29,633        8,220    (37,582)    22,647

State and Federal Income Taxes.....  9,067                11,252        3,510    (14,762)     9,067
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$13,580  $    (271) $  18,381  $     4,710  $ (22,820) $  13,580
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)
CONSOLIDATING CONDENSED STATEMENT OF INCOME
SIX MONTHS ENDED APRIL 30, 1998
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-     Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     497  $ 411,301  $    10,690  $  (8,525) $ 413,963
  Financial Services...............                        1,800        5,902      7,702
  Investment Properties............                        4,788                    (535)     4,253
  Collateralized Mortgage Financing                                       362                   362
  Intercompany Charges.............            40,483      3,469                 (43,952)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 16,628                                       (16,628)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  16,628     40,980    421,358       16,954    (69,640)   426,280
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................                      380,589        1,997     (8,517)   374,069
  Financial Services...............                        1,228        5,692       (129)     6,791
  Investment Properties............                        2,337                    (461)     1,876
  Collateralized Mortgage Financing                                       359                   359
  Corporate General and
    Administration.................             8,790        422                     (72)     9,140
  Interest.........................            30,586     16,410           56    (30,586)    16,466
  Other Operations.................               777        167            7                   951
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            40,153    401,153        8,111    (39,765)   409,652
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 16,628        827     20,205        8,843    (29,875)    16,628

State and Federal Income Taxes.....  5,702                 7,195        3,449    (10,644)     5,702
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$10,926  $     827  $  13,010  $     5,394  $ (19,231) $  10,926
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED (Continued)
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 1999
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income (loss)..................$ 13,580  $   (271) $  18,381  $     4,710  $ (22,820) $  13,580
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities...     865    (3,931)   (59,077)      25,418     22,820    (13,905)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  14,445    (4,202)   (40,696)      30,128                  (325)

Net Cash Provided by (Used In)
  Investing Activities...............              (436)    12,587          (85)               12,066

Net Cash Provided By(Used In)
  Financing Activities...............  (3,809)   16,675     (5,260)     (23,867)              (16,261)

Intercompany Investing and Financing
  Activities - Net................... (10,604)   (2,613)    18,824       (5,607)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......      32     9,424    (14,545)         569                (4,520)
Cash and Cash Equivalent Balance,
  Beginning of Period................      14   (9,660)     23,023        2,177                15,554
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalent Balance,
  End of Period......................$     46  $  (236)  $   8,478  $     2,746  $          $  11,034
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 1998
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income (loss)..................$ 10,926  $    827  $  13,010  $     5,394  $ (19,231) $  10,926
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities...  (1,796)     (815)   (12,440)     (15,631)    19,231    (11,451)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........   9,130        12        570      (10,237)                 (525)

Net Cash Provided by (Used In)
  Investing Activities...............              (755)    18,009         (150)               17,104

Net Cash (Used In) Provided By
  Financing Activities...............     120     6,425    (15,772)      (7,009)              (16,236)

Intercompany Investing and Financing
  Activities - Net...................  (9,250)      174     (6,978)      16,054
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......             5,856     (4,171)      (1,342)                  343
Cash and Cash Equivalent Balance,
  Beginning of Period................      10    (5,485)    13,857        2,931                11,313
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalent Balance,
  End of Period......................$     10  $    371  $   9,686  $     1,589  $          $  11,656
                                     ========  ========= ========== ============ ========== ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the six months ended April 30, 1999 were for operating expenses, increases in housing inventories, construction, income taxes, interest, and the repurchase of common stock. The Company provided for its cash requirements from the revolving credit facility, sales of commercial properties, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     In December 1998 the Board of Directors authorized a stock repurchase program to purchase up to 3 million shares of Class A Common Stock. This authorization expires on December 31, 2000. As of April 30, 1999, 2,067,400 shares were repurchased under this program of which 475,900 shares were purchased during the six months ended April 30, 1999.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $280,000,000 (the "Revolving Credit Facility") through July 2001. Interest is payable monthly and at various rates of either prime or Libor plus 1.45%. The Company believes that it will be able either to extend the Agreement beyond July 2001 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement. As of April 30, 1999, borrowings under the Agreement were $84,675,000.

     The subordinated indebtedness issued by the Company and outstanding as of April 30, 1999 was $100,000,000 9 3/4% Subordinated Notes due June 2005 and $45,449,000 11 1/4% Subordinated Notes due April 2002. On May 4, 1999, the Company issued $150,000,000 9 1/8% Senior Notes due in 2009. On June 7, 1999, the Company redeemed the remaining $45,449,000 principal amount 11 1/4% Subordinated Notes. The remaining proceeds were used to reduce the outstanding balance on the Company's "Revolving Credit Facility" to zero and for general corporate purposes.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of April 30, 1999, the aggregate principal amount of all such borrowings was $48,451,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                               April 30,      October 31,
                                                 1999            1998
                                             ------------    ------------

Residential real estate inventory..........  $395,545,000    $375,733,000
Senior residential rental property.........    10,775,000      10,794,000
                                             ------------    ------------
  Total Residential Real Estate............   406,320,000     386,527,000
Commercial properties......................       107,000      17,832,000
                                             ------------    ------------
  Combined Total...........................  $406,427,000    $404,359,000
                                             ============    ============

     Substantially all residential homes under construction or completed and included in real estate inventory at April 30, 1999 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit, senior notes and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  April 30, 1999........   72      17,542   6,674     1,718        9,150

  October 31, 1998......   84      17,020   6,553     1,672        8,795

(1) Includes 12 and 8 lots under option at April 30, 1999 and October 31, 1998, respectively.

(2) Of the total home lots available, 330 and 460 were under construction or complete (including 43 and 54 models and sales offices), 5,384 and 4,570 were under option, and 233 and 330 were financed through purchase money mortgages at April 30, 1999 and October 31, 1998, respectively.

     In addition, at April 30, 1999 and October 31, 1998, respectively, in substantially completed or suspended communities, the Company owned or had under option 144 and 283 home lots. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At April 30, 1999 the Company controlled such land to build 11,398 proposed homes, compared to 10,963 homes at October 31, 1998.

     The following table summarizes the Company's started or completed unsold homes in active, substantially complete and suspended communities:

                              April 30,               October 31,
                                1999                     1998
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   117       15     132      180       16     196
North Carolina......   104        -     104       93        -      93
Florida.............     9        1      10       24        6      30
Virginia............    10        7      17       23       11      34
California..........    55       20      75       78       21      99
Poland..............     6        -       6       11        -      11
                     ------   ------   -----   ------   ------   -----
  Total                301       43     344      409       54     463
                     ======   ======   =====   ======   ======   =====

     During fiscal 1997 the Company announced it was planning an orderly exit from the business of owning investment properties. During the first quarter of fiscal 1999 the Company sold three land parcels which reduced such properties $17,725,000. At April 30, 1999 the Company had remaining one small investment property.

     Collateral Mortgage Financing - Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $46,144,000 and $71,002,000 at April 30, 1999 and October 31, 1998, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 1998

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprising of New Jersey, southern New York State and eastern Pennsylvania), North Carolina, southeastern Florida, northern Virginia, southern California and Poland. The Company is expanding into Maryland and expects to begin selling homes in its fourth quarter of fiscal 1999. In addition, the Company provides financial services to its homebuilding customers and third parties.

     Important indicators of the future results of the Company are recently signed contracts and home contract backlog for future deliveries. The Company's sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                            Six Months Ended        Contract Backlog
                               April 30,             as of April 30,
                        -----------------------    --------------------
                           1999          1998         1999       1998
                        ---------     ---------    ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $205,087      $286,896     $256,033   $312,662
  Homes...............       886         1,309        1,058      1,359

North Carolina:
  Dollars.............  $ 81,784      $ 59,893     $ 71,044   $ 51,920
  Homes...............       416           328          348        272

Florida:
  Dollars.............  $ 20,580      $ 16,433     $ 19,262   $ 18,050
  Homes...............        92            87           87         94

Virginia:
  Dollars.............  $ 27,278      $ 13,449     $ 34,815   $ 11,025
  Homes...............       122            50          156         39

California:
  Dollars.............  $ 41,952      $ 28,304     $ 20,001   $ 14,626
  Homes...............       217           154          105         79

Poland:
  Dollars.............  $    482      $  1,609     $    428   $  2,600
  Homes...............         5            20            3         35

Totals:
  Dollars.............  $377,163      $406,584     $401,583   $410,883
  Homes...............     1,738         1,948        1,757      1,878


Total Revenues:

     Revenues for the three months ended April 30, 1999 decreased $3.0 million or 1.4%, compared to the same period last year. This was the result of a $4.4 million decrease in revenues from the sale of homes, and a $0.2 decrease in investment properties revenues. The decreases were partially offset by a $1.6 million increase in land sales and other homebuilding revenues.

     Revenues for the six months ended April 30, 1999 decreased $13.5 million or 3.2%, compared to the same period last year. This was the result of a $13.6 million decrease in revenues from the sale of homes, a $3.5 million decrease in investment properties revenues, and a $0.1 million decrease in collateralized mortgage financing revenues. The decreases were partially offset by a $1.6 million increase in land sales and other homebuilding revenues and a $2.1 million increase in financial services revenues.


Homebuilding:

     Revenues from the sale of homes decreased $4.4 million or 2.2% during the three months ended April 30, 1999, and decreased $13.6 million or 3.3% during the six months ended April 30, 1999, compared to the same period last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended    Six Months Ended
                             April 30,           April 30,
                        -------------------   ------------------
                          1999       1998        1999     1998
                        ---------  --------   --------  --------
                                 (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $126,500  $136,133   $253,184  $275,144
  Homes Delivered......       482       597        960     1,237

North Carolina:
  Housing Revenues.....  $ 30,553  $ 28,264   $ 59,633  $ 53,940
  Homes Delivered......       149       153        303       288

Florida:
  Housing Revenues.....  $  9,531  $ 15,254   $ 17,864  $ 24,766
  Homes Delivered......        40        90         78       143

Virginia:
  Housing Revenues.....  $  6,005  $  4,843   $ 18,552  $ 10,961
  Homes Delivered......        27        18         81        38

California:
  Housing Revenues.....  $ 26,548  $ 17,613   $ 43,859  $ 40,734
  Homes Delivered......       128        95        231       212

Poland:
  Housing Revenues.....  $      -  $  1,460   $    931  $  2,079
  Homes Delivered......         -        17          9        24

Totals:
  Housing Revenues.....  $199,138  $203,567   $394,023  $407,624
  Homes Delivered......       826       970      1,662     1,942

     The 14.8% and 14.4% decrease in the number of homes delivered for the three and six months ended April 30, 1999, respectively, compared to the same periods last year, were primarily due to the decreases in the Company's Northeast Region. The decrease in deliveries in the Northeast Region was primarily due to a reduced number of communities during the three and six months ended April 30, 1999, compared to the same period last year. The decrease in housing revenues was only 2.2% and 3.3% during the three and six months ended April 30, 1999, respectively, compared to the same periods last year. The decrease in housing revenues was not as great as the decrease in the number of homes delivered due to higher average home prices. Average home prices increased to $237,078 compared to $209,899 during the six months ended April 30, 1999 and 1998, respectively.

     Cost of sales include expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended    Six Months Ended
                                    April 30,           April 30,
                              -------------------   -------------------
                                1999       1998       1999       1998
                              --------   --------   --------   --------
                                        (Dollars in Thousands)

Sale of Homes................ $199,138   $203,567   $394,023   $407,624
Cost of Sales................  155,085    169,220    309,334    337,748
                              --------   --------   --------   --------
Housing Gross Margin......... $ 44,053   $ 34,374   $ 84,689   $ 69,876
                              ========   ========   ========   ========

Gross Margin Percentage......    22.1%      16.9%      21.5%      17.1%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Six Months Ended
                                   April 30,            April 30,
                              -------------------   --------   --------
                                1999       1998        1999       1998
                              --------   --------   --------   --------
Sale of Homes................  100.0%     100.0%      100.0%    100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....    69.9%     75.5%       70.4%     75.0%
      Commissions............     1.9%      1.9%        1.9%      1.9%
      Financing concessions..     0.7%      0.7%        0.8%      0.7%
      Overheads..............     5.4%      5.0%        5.4%      5.3%
                              --------   --------   --------   --------
Total Cost of Sales..........    77.9%     83.1%       78.5%     82.9%
                              --------   --------   --------   --------
Gross Margin.................    22.1%     16.9%       21.5%     17.1%
                              ========   ========   ========   ========

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to the Company's other markets. For the three and six months ended April 30, 1999 the Company's gross margin increased 5.2% and 4.4%, respectively, compared to the same periods last year. This can be attributed to higher gross margins being achieved in each of the Company's markets. Higher gross margins are primarily attributed to positive effects from process redesign and quality programs that reduced housing and land development costs, selective price increases or reduced selling incentives in the Company's stronger markets, and an increased percentage of deliveries from the better performing communities.

     Selling, general, and administrative expenses as a percentage of total homebuilding revenues, increased to 9.0% for the three and six months ended April 30, 1999 from 7.6% for the prior year three and six months. Such expenses increased during the three and six months ended April 30, 1999 $2.7 million and $4.6 million, respectively, compared to the same periods last year. The overall percentage and dollar increases in selling, general and administrative is principally due to decreased deliveries and increases in administrative costs primarily in the Company's Northeast Region, North Carolina, and California.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended    Six Months Ended
                                       April 30,            April 30,
                                   ------------------   -------------------
                                     1999      1998        1999      1998
                                   --------  --------   --------   --------

Land and Lot Sales................ $ 4,207   $  1,766   $ 5,534    $  3,363
Cost of Sales.....................   3,952      1,586     5,290       2,858
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...     255        180       244         505
Interest Expense..................     609        159       742         317
                                   --------  --------   --------   --------
Land and Lot Sales Profit (Loss)
  Before Tax...................... $  (354)  $     21   $  (498)   $    188
                                   ========  ========   ========   ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from sales of the Company's homes, and selling such mortgages in the secondary market and title insurance activities. For the three and six months ended April 30, 1999 financial services provided a $0.3 million and $0.7 million pretax profit, respectively, compared to a profit of $0.6 million and $0.9 million for the same periods in 1998. The Company's mortgage banking goals are to improve profitability by increasing the capture rate of its homebuyers and expanding its business to include originations from unrelated third parties. The Company has initiated efforts to originate mortgages from unrelated third parties and expects these third party loans to increase as a percentage of the Company's total loan volume over the next few years.


Investment Properties

     Investment Properties consisted of rental properties, property management, and gains or losses from the sale of such property. At the end of the second quarter of 1997 the Company announced that it was planning an orderly exit from the investment properties business. During the three months ended January 31, 1999 the Company sold three land parcels for a total sales price of $20.8 million and recorded a loss before income taxes of $0.5 million. At April 30, 1999 all commercial facilities and land (except for one small parcel) have been liquidated. The Company is retaining two senior citizen residential rental communities.


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


Corporate General and Administrative

     Corporate general and administration expenses include the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses include the Company's executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses increased to 3.1% for the three months ended April 30, 1999 from 2.3% for the prior year three months. For the six months ended April 30, 1999 such expenses increased to 3.1% from 2.1% for the prior year six months. Corporate general and administration expenses increased $1.6 million and $3.7 million during the three and six months ended April 30, 1999 compared to the same periods last year. These increases are primarily attributed to increased process redesign costs associated with the design and development of streamlined business processes associated with the implementation of SAP, our new enterprise wide fully integrated software package and increased depreciation expense related to capitalized process redesign costs in prior years.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                            Three Months Ended    Six Months Ended
                                 April 30,           April 30,
                            ------------------   -------------------
                              1999      1998       1999      1998
                            --------  --------   --------   --------

Sale of Homes.............. $  6,448  $  7,346   $ 13,001   $ 14,985
Land and Lot Sales.........      609       159        742        317
Rental Properties..........      289       485        645      1,164
                            --------  --------   --------   --------
Total...................... $  7,346  $  7,990   $ 14,388   $ 16,466
                            ========  ========   ========   ========


     Housing interest as a percentage of sale of homes revenues amounted to 3.2% and 3.3% for the three and six months ended April 30, 1999, respectively, compared to 3.6% and 3.7% for the three and six months ended April 30, 1998, respectively. The decrease in the percentage for the three and six months ended April 30, 1999 was primarily the result of the Company's lower debt levels. Lower debt levels are attributed to debt reductions resulting from cash generated by the liquidation of investment properties and income from fiscal 1998.

Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses and corporate owned life insurance loan interest.


Total Taxes

     Total taxes as a percentage of income before taxes amounted to approximately 40.0% and 34.2% for the six months ended April 30, 1999 and 1998, respectively. The increase in this percentage from 1998 to 1999 is primarily attributed to higher state taxes and the elimination of certain federal tax benefits associated with the Company's corporate owned life insurance. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.

Year 2000 Issues

     The Company has assessed and formulated a plan to resolve its information technology ("IT") and non-IT system year 2000 issues. The Company has designated a full-time year 2000 project leader, engaged consultants to review and evaluate its plan, completed the identification of Company IT and non-IT noncompliant systems and evaluated subcontractors' and suppliers' state of readiness. The Company's plan has prioritized its efforts on its software systems and computer hardware equipment. The Company has upgraded, fixed or retired 95% of its noncompliant systems. The Company expects to have substantially all critical IT software year 2000 capable and tested by June 30, 1999. All other Company IT and non-IT systems are not considered critical to Company operations, and if non-capable for year 2000, would only be an inconvenience. The Company does not anticipate the costs of implementation of its plan to have a material impact on future earnings and is expected to be funded through operations.

     The Company is concerned about the readiness of its subcontractors and suppliers. The Company has communicated with 100% of these third parties. The Company has been informed that 70% of the subcontractors and suppliers are year 2000 compliant, 30% are expected to be compliant by September 30, 1999. If any of the third parties are not year 2000 compliant by September 30, 1999 and such third parties would have a substantial impact on the Company's operations, the Company will look to replace such subcontractors and suppliers. In most cases, the Company uses more than one subcontractor and supplier so it believes finding replacements will not be difficult.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     On May 4, 1999, the Company issued $150,000,000 9 1/8 % Senior Notes due in 2009. Such transaction was conducted under market conditions and falls within the parameters of the Company's strategy for managing its market risk. The proceeds were used to reduce the outstanding balance on the Company's "Revolving Credit Facility" to zero, for general corporate purposes, and on June 7, 1999 to redeem the remaining $45,449,000 11 1/4% Subordinated Notes due 2002.


                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  June 11, 1999                /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer



DATE:  June 11, 1999                /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller