Form 10-Q
period 1999-07-31
HOVNANIAN ENTERPRISES INC
filed 1999-09-13
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JULY 31, 1999  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,268,780 Class A Common Shares and 7,654,994 Class B Common Shares were outstanding as of September 3, 1999.
                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at July 31,
                1999 (unaudited) and October 31, 1998              3

              Consolidated Statements of Income for the three
                and nine months ended July 31, 1999 and 1998
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the nine months ended July 31, 1999
                (unaudited)                                        6

              Consolidated Statements of Cash Flows
                for the nine months ended July 31, 1999
                and 1998 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                     19

PART II.  Other Information

     Item 6(a).  Exhibit 10(a) Amendment to Amended and Restated
                 Credit Agreement

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        29

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     July  31,    October 31,
          ASSETS                                       1999           1998
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $ 13,326       $ 13,306
                                                   -----------    -----------
  Inventories - At cost, not in excess of fair
     value:
    Sold and unsold homes and lots under
     development..................................    354,260        332,225
    Land and land options held for future
      development or sale.........................     78,801         43,508
                                                   -----------    -----------
      Total Inventories...........................    433,061        375,733
                                                   -----------    -----------

  Receivables, deposits, and notes................     33,721         29,490
                                                   -----------    -----------

  Property, plant, and equipment - net............     23,863         16,831
                                                   -----------    -----------

  Prepaid expenses and other assets...............     35,202         32,650
                                                   -----------    -----------
      Total Homebuilding..........................    539,173        468,010
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      3,254          1,486
  Mortgage loans held for sale....................     44,715         71,611
  Other assets....................................      2,114          3,717
                                                   -----------    -----------
      Total Financial Services....................     50,083         76,814
                                                   -----------    -----------

Investment Properties:
  Held for sale:
    Land and improvements.........................        107         17,832
    Other assets..................................        672            295
  Held for investment:
    Cash..........................................                       762
    Rental property - net.........................     10,747         10,794
    Other assets..................................      1,084            868
                                                   -----------    -----------
      Total Investment Properties.................     12,610         30,551
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      5,349          5,970
  Other assets....................................        140            426
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      5,489          6,396
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      4,739          7,331
                                                   -----------    -----------
Total Assets......................................   $612,094       $589,102
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                       July 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1999         1998
                                                     -----------  -----------
Homebuilding:
  Nonrecourse land mortgages........................   $ 14,002     $ 11,846
  Accounts payable and other liabilities............     49,216       53,765
  Customers' deposits...............................     22,585       23,857
  Nonrecourse mortgages secured by operating
    properties......................................      3,688        3,770
                                                     -----------  -----------
      Total Homebuilding............................     89,491       93,238
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      2,042        2,422
  Mortgage warehouse line of credit.................     43,131       66,666
                                                     -----------  -----------
      Total Financial Services......................     45,173       69,088
                                                     -----------  -----------
Investment Properties:
  Accounts payable and other liabilities............      1,063        1,373
                                                     -----------  -----------
      Total Investment Properties...................      1,063        1,373
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities............         15            6
  Bonds collateralized by mortgages receivable......      3,972        5,652
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      3,987        5,658
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................                  68,000
  Senior Notes......................................    150,000
  Subordinated notes................................    100,000      145,449
  Accrued interest..................................      5,063        4,904
                                                     -----------  -----------
      Total Notes Payable...........................    255,063      218,353
                                                     -----------  -----------
      Total Liabilities.............................    394,777      387,710
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 15,848,256 shares
    (including 2,590,374 shares held in Treasury)...        158          157
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 8,005,212 shares
    (including 345,874 shares held in Treasury).....         79           80
  Paid in Capital...................................     34,619       34,561
  Retained Earnings.................................    204,372      183,182
  Treasury Stock - at cost..........................    (21,911)     (16,588)
                                                     -----------  -----------
      Total Stockholders' Equity....................    217,317      201,392
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $612,094     $589,102
                                                     ===========  ===========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                         Three Months Ended   Nine Months Ended
                                              July 31,            July 31,
                                         ------------------- -------------------
                                            1999      1998      1999      1998
                                         --------- --------- --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $227,071  $237,900  $621,094  $645,524
    Land sales and other revenues......     3,552     1,954    11,447     8,293
                                         --------- --------- --------- ---------
      Total Homebuilding...............   230,623   239,854   632,541   653,817
  Financial Services...................     5,616     5,562    15,428    13,264
  Investment Properties................       385     2,530     1,168     6,783
  Collateralized Mortgage Financing....        47       179       322       541
                                         --------- --------- --------- ---------
      Total Revenues...................   236,671   248,125   649,459   674,405
                                         --------- --------- --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   179,957   196,024   494,581   536,630
    Selling, general and administrative    20,690    17,530    56,810    49,045
    Inventory impairment loss..........     1,232     1,550     1,633     3,498
                                         --------- --------- --------- ---------
      Total Homebuilding...............   201,879   215,104   553,024   589,173
                                         --------- --------- --------- ---------
  Financial Services...................     5,257     4,837    14,358    11,628
                                         --------- --------- --------- ---------
  Investment Properties................       123       787     1,224     2,663
                                         --------- --------- --------- ---------
  Collateralized Mortgage Financing....        68       181       341       540
                                         --------- --------- --------- ---------
  Corporate General and Administrative.     8,016     5,543    20,869    14,683
                                         --------- --------- --------- ---------
  Interest.............................     6,849     8,773    21,237    25,239
                                         --------- --------- --------- ---------
  Other Operations.....................       409       510     1,689     1,461
                                         --------- --------- --------- ---------
      Total Expenses...................   222,601   235,735   612,742   645,387
                                         --------- --------- --------- ---------
Income Before Income Taxes and
  Extraordinary Loss...................    14,070    12,390    36,717    29,018
                                         --------- --------- --------- ---------
State and Federal Income Taxes:
  State................................     1,554       982     4,382     2,226
  Federal..............................     4,038     3,695    10,277     8,153
                                         --------- --------- --------- ---------
    Total Taxes........................     5,592     4,677    14,659    10,379
                                         --------- --------- --------- ---------
Extraordinary Loss From Extinguishment
  Of Debt, Net of Income Taxes.........      (868)               (868)
                                         --------- --------- --------- ---------
Net Income.............................  $  7,610  $  7,713  $ 21,190  $ 18,639
                                         ========= ========= ========= =========
Per Share Data:
Basic:
  Income Per Common Share Before
    Extraordinary Loss.................  $   0.40  $   0.35  $   1.04  $   0.85
  Extraordinary Loss...................      (.04)               (.04)
                                         --------- --------- --------- ---------
  Net Income...........................  $   0.36  $   0.35  $   1.00  $   0.85
                                         ========= ========= ========= =========
  Weighted Average Number of Common
    Shares Outstanding..................   20,979    21,785    21,274    21,822
Assuming Dilution:
  Income Per Common Share Before
    Extraordinary Loss.................  $   0.40  $   0.35  $   1.03  $   0.84
  Extraordinary Loss...................      (.04)               (.04)
                                         --------- --------- --------- ---------
  Net Income...........................  $   0.36  $   0.35  $   0.99  $   0.84
                                         ========= ========= ========= =========
  Weighted Average Number of Common
    Shares Outstanding.................    21,206    22,107    21,491    22,103

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, October 31, 1998. 13,865,923     $157    7,694,297     $80  $34,561  $183,182  ($16,588) $201,392
Sale of Common Stock
  under Employee Stock
  Option Plan.............     10,000                                     58                            58

Conversion of Class B to
  Class A Common Stock....     34,959        1      (34,959)     (1)

Treasury stock purchases..   (653,000)                                                    (5,323)   (5,323)
Net Income................                                                      21,190              21,190
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, July 31, 1999.... 13,257,882     $158    7,659,338     $79  $34,619  $204,372  $(21,911) $217,317
                           ===========  ======  ===========  ======  =======  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                                         Nine Months Ended
                                                              July 31,
                                                       ---------------------
                                                          1999       1998
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  21,190   $ 18,639
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation....................................     3,750      2,936
      Loss (gain) on sale and retirement of property
        and assets....................................       527     (2,678)
      Extraordinary loss from extinguishment of debt,
        net of income taxes...........................       868
      Deferred income taxes...........................     2,472      1,623
      Impairment losses...............................     1,633      3,498
      Decrease (increase) in assets:
      Receivables, prepaids and other assets........      (7,712)    (4,536)
        Mortgage notes receivable.....................    28,496     (9,541)
        Inventories...................................   (59,998)    (9,403)
      Increase (decrease) in liabilities:
        State and Federal income taxes................       588      5,301
        Customers' deposits...........................    (1,076)     3,319
        Interest and other accrued liabilities........      (902)      (974)
        Post development completion costs.............      (574)     1,840
        Accounts payable..............................    (3,791)      (490)
                                                       ---------- ----------
          Net cash (used) in provided by operating
            activities................................   (14,529)     9,534
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Proceeds from sale of property and assets...........    18,850     22,134
  Purchase of property................................   (10,453)    (2,128)
  Investment in and advances to unconsolidated
    affiliates........................................        85        473
  Investment in income producing properties...........      (841)    (4,927)
                                                       ---------- ----------
          Net cash provided by investing activities...     7,641     15,552
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   523,617    432,627
  Proceeds from senior debt...........................   150,000
  Principal payments on mortgages and notes...........  (614,758)  (453,891)
  Principal payments on subordinated debt.............   (46,301)
  Investment in mortgage notes receivable.............       621      1,756
  Purchase of treasury stock..........................    (5,323)    (1,729)
  Proceeds from sale of stock.........................        58        626
                                                       ---------- ----------
          Net cash provided by (used) in financing
            activities................................     7,914    (20,611)
                                                       ---------- ----------
Net Increase In Cash..................................     1,026      4,475
Cash Balance, Beginning Of Period.....................    15,554     11,313
                                                       ---------- ----------
Cash Balance, End Of Period..........................  $  16,580  $  15,788
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

     2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended     Nine Months Ended
                                   July 31,              July 31,
                              -------------------   -------------------
                                1999       1998       1999       1998
                              --------   --------   --------   --------
                                        (Dollars in Thousands)
Interest Incurred (1):
  Residential (3)...........  $  6,110   $  6,789     16,794   $ 20,087
  Commercial(4).............       266        680        911      1,844
                              --------   --------   --------   --------
    Total Incurred..........  $  6,376   $  7,469     17,705   $ 21,931
                              ========   ========   ========   ========
Interest Expensed:
  Residential (3)...........  $  6,583   $  8,093     20,326   $ 23,395
  Commercial (4)............       266        680        911      1,844
                              --------   --------   --------   --------
     Total Expensed.........  $  6,849   $  8,773     21,237   $ 25,239
                              ========   ========   ========   ========
Interest Capitalized at
  Beginning of Period.......  $ 21,017   $ 29,846     25,545   $ 35,950
Plus Interest Incurred......     6,376      7,469     17,705     21,931
Less Interest Expensed......     6,849      8,773     21,237     25,239
Less Impairment Write Off...                                        460
Less Sale of Assets.........      (242)                1,227      3,640
                              --------   --------   --------   --------
Interest Capitalized at
  End of Period.............  $ 20,786   $ 28,542     20,786   $ 28,542
                              ========   ========   ========   ========
Interest Capitalized at
  End of Period:
  Residential(3)............  $ 20,336   $ 26,036   $ 20,336   $ 26,036
  Commercial(2).............       450      2,506        450      2,506
                              --------   --------   --------   --------
    Total Capitalized.......  $ 20,786   $ 28,542   $ 20,786   $ 28,542
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

     3. Homebuilding accumulated depreciation at July 31, 1999 and October 31, 1998 amounted to $18,235,000 and $15,088,000, respectively. Rental property accumulated depreciation at July 31, 1999 and October 31, 1998 amounted to $2,111,000 and $1,826,000, respectively.


     4. In accordance with FAS 121, the Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As of July 31, 1999 developed lots in a substantially completed community in New York with a carrying amount of $2,895,000, including approval, engineering and capitalized interest, were written down $1,232,000 to its fair value. The Company is contracted to sell substantially all of the lots in the fourth quarter ended October 31, 1999. During the three months ended April 30, 1999 the Company also recorded a $401,000 impairment loss on land in Florida.
As of July 31, 1998 inventory in New Jersey with a carrying amount of $2,536,000 was written down $1,550,000 to its fair value. In addition, the Company, from time to time, will write off certain residential land options including approval, engineering and capitalized interest costs for properties management decided not to purchase. The Company wrote off such costs on two properties in New Jersey amounting to $1,589,000 and $359,000 during the three months ended January 31, 1998 and April 30, 1998, respectively. Residential inventory FAS 121 impairment losses and option write offs are reported on the Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

     5. The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company. As of July 31, 1999 and 1998, respectively, the Company is obligated under various performance letters of credit amounting to $6,781,000 and $10,727,000.

     6. On May 4, 1999, the Company issued $150,000,000 principal amount of 9 1/8% Senior Notes due May 1, 2009. Interest is payable semi-annually. The proceeds were used to reduce the outstanding balance on the Company's "Revolving Credit Facility" to zero, for general Corporate purposes, and on June 7, 1999, to redeem the remaining $45,449,000 11 1/4% Subordinated Notes due 2002. The early retirement of these notes resulted in an extraordinary loss of $868,000 net of income taxes of $468,000.

     7. Financial Information of Subsidiary Issuer and Subsidiary Guarantors. Hovnanian Enterprises, Inc., the parent company (the "Parent" or "Company") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999.

     The Subsidiary Issuer acts as a finance and management entity that as of July 31, 1999 had issued and outstanding approximately $100,000,000 of subordinated notes and a revolving credit agreement with an outstanding balance of zero. Both the subordinated notes and the revolving credit agreement are fully and unconditionally guaranteed by the Parent.

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

     Additionally the Parent has provided full, unconditional and joint and several guarantees to the Senior Notes which aggregate $150,000,000 as of July 31, 1999. The Guarantor Subsidiaries may also provide similar guarantees to the Subsidiary Issuer.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
JULY 31, 1999
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor   Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding:
  Cash and cash equivalents........$     64  $   3,836  $   9,378  $        48  $          $  13,326
  Inventories......................                       430,036        3,025               433,061
  Receivables, deposits, and notes.              3,215     30,506                             33,721
  Property, plant, and equipment...             15,577      8,245           41                23,863
  Prepaid expenses and other assets             12,888     22,284           30                35,202
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Homebuilding.............      64     35,516    500,449        3,144               539,173
                                   --------  ---------- ---------- ------------ ---------- ----------
Financial Services.................                         1,363       48,720                50,083
                                   --------  ---------- ---------- ------------ ---------- ----------
Investment Properties:
  Held for sale....................                           779                                779
  Held for investment..............                        11,831                             11,831
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Investment Properties....                        12,610                             12,610
                                   --------  ---------- ---------- ------------ ---------- ----------
Collateralized Mortgage Financing..                                      5,489                 5,489
                                   --------  ---------- ---------- ------------ ---------- ----------
Income Taxes Receivables...........  (2,139)      (149)     9,094       (2,067)                4,739
                                   --------  ---------- ---------- ------------ ---------- ----------
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 219,392    232,670   (251,814)       4,649   (204,897)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$217,317  $ 268,037  $ 271,702  $    59,935  $(204,897) $ 612,094
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES
Homebuilding:
  Accounts payable and other
    liabilities....................$         $  12,981  $  36,045  $       190  $          $  49,216
  Customers' deposits..............                        22,419          166                22,585
  Nonrecourse mortgages............                        17,690                             17,690
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Homebuilding.............             12,981     76,154          356                89,491
                                   --------  ---------- ---------- ------------ ---------- ----------
Financial Services.................                           554       44,619                45,173
Investment Properties..............                         1,063                              1,063
Collateralized Mortgage Financing..                                      3,987                 3,987
Notes Payable......................            255,047         16                            255,063
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Liabilities..............            268,028     77,787       48,962               394,777
                                   --------  ---------- ---------- ------------ ---------- ----------
STOCKHOLDERS' EQUITY............... 217,317          9    193,915       10,973   (204,897)   217,317
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$217,317  $ 268,037  $ 271,702  $    59,935  $(204,897) $ 612,094
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 1998
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary   Subsid-  Guarantor     Elimin-    Consol-
                                     Parent   Issuer     iaries   Subsidiaries  ations     idated
                                   --------  --------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding:
  Cash and cash equivalents........$     14  $ (9,660) $  21,732  $     1,220  $          $  13,306
  Inventories......................                      373,364        2,369               375,733
  Receivables, deposits, and notes.             2,618     26,872                             29,490
  Property, plant, and equipment...            10,180      6,627           24                16,831
  Prepaid expenses and other assets     187     9,931     22,530            2                32,650
                                   --------  --------- ---------- ------------ ---------- ----------
    Total Homebuilding.............     201    13,069    451,125        3,615               468,010
                                   --------  --------- ---------- ------------ ---------- ----------
Financial Services.................                        1,461       75,353                76,814
                                   --------  --------- ---------- ------------ ---------- ----------
Investment Properties:
  Held for sale....................                       18,127                             18,127
  Held for investment..............                       12,424                             12,424
                                   --------  --------- ---------- ------------ ---------- ----------
    Total Investment Properties....                       30,551                             30,551
                                   --------  --------- ---------- ------------ ---------- ----------
Collateralized Mortgage Financing..                                     6,396                 6,396
Income Taxes Receivables-Including
  deferred tax benefits............      41       382      8,419       (1,511)                7,331
                                   --------  --------- ---------- ------------ ---------- ----------
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 201,150   210,648   (236,457)       7,941   (183,282)
                                   --------  --------- ---------- ------------ ---------- ----------
Total Assets.......................$201,392  $224,099  $ 255,099  $    91,794  $(183,282) $ 589,102
                                   ========  ========= ========== ============ ========== ==========
LIABILITIES
Homebuilding:
  Accounts payable and other
    liabilities....................$         $  5,908   $ 47,636  $       221  $          $  53,765
  Customers' deposits..............                       23,367          490                23,857
  Nonrecourse mortgages............                       15,616                             15,616
                                   --------  --------- ---------- ------------ ---------- ----------
    Total Homebuilding.............             5,908     86,619          711                93,238
                                   --------  --------- ---------- ------------ ---------- ----------
Financial Services.................                          677       68,411                69,088
Investment Properties..............                        1,373                              1,373
Collateralized Mortgage Financing..                                     5,658                 5,658
Notes Payable......................           218,182        171                            218,353
                                   --------  --------- ---------- ------------ ---------- ----------
    Total Liabilities..............           224,090     88,840       74,780               387,710
                                   --------  --------- ---------- ------------ ---------- ----------
STOCKHOLDERS' EQUITY............... 201,392         9    166,259       17,014   (183,282)   201,392
                                   --------  --------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$201,392  $224,099  $ 255,099  $    91,794  $(183,282) $ 589,102
                                   ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 1999
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor    Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$  (159) $     598  $ 229,067  $     5,866  $  (4,749) $ 230,623
  Financial Services...............                          967        4,649                 5,616
  Investment Properties............                          670                    (285)       385
  Collateralized Mortgage Financing                                        47                    47
  Intercompany Charges.............            24,562     (1,635)                (22,927)
  Equity In Pretax Income of
    Consolidated Subsidiaries......(12,893)                                      (12,893)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  12,734     25,160    229,069       10,562    (40,854)   236,671
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................                      206,352          621     (5,094)   201,879
  Financial Services...............                          681        4,709       (133)     5,257
  Investment Properties............                          395                    (272)       123
  Collateralized Mortgage Financing                                        68                    68
  Corporate General and
    Administration.................             7,500        529                     (13)     8,016
  Interest.........................            15,828      7,146           57    (16,182)     6,849
  Other Operations.................               366         39            4                   409
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            23,694    215,142        5,459    (21,694)   222,601
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 12,734      1,466     13,927        5,103    (19,160)    14,070

State and Federal Income Taxes.....  5,124        468      5,238        1,668     (6,906)     5,592
Extraordinary Loss.................              (868)                                         (868)
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$ 7,610  $    (130) $   8,689  $     3,435  $ (12,254) $   7,610
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 1998
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor    Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     100  $ 237,573  $     7,318  $  (5,137) $ 239,854
  Financial Services...............                          971        4,591                 5,562
  Investment Properties............                        2,797                    (267)     2,530
  Collateralized Mortgage Financing                                       179                   179
  Intercompany Charges.............            21,879        548                 (22,427)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 12,390                                       (12,390)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  12,390     21,979    241,889       12,088    (40,221)   248,125
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................                      217,774        2,286     (4,956)   215,104
  Financial Services...............                          716        4,269       (148)     4,837
  Investment Properties............                          903                    (116)       787
  Collateralized Mortgage Financing                                       181                   181
  Corporate General and
    Administration.................             5,442        194                     (93)     5,543
  Interest.........................            15,735      8,806          128    (15,896)     8,773
  Other Operations.................               454         52            4        510
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            21,631    228,445        6,868    (21,209)   235,735
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 12,390        348     13,444        5,220    (19,012)    12,390

State and Federal Income Taxes.....  4,677                 4,687        2,044     (6,731)     4,677
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$ 7,713  $     348  $   8,757  $     3,176  $ (12,281) $   7,713
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 1999
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor    Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$  (159) $     627  $ 629,986  $    15,400  $ (13,313) $ 632,541
  Financial Services...............                        2,578       12,850                15,428
  Investment Properties............                        2,014                    (846)     1,168
  Collateralized Mortgage Financing                                       322                   322
  Intercompany Charges.............            66,402        349                 (66,751)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 35,540                                       (35,540)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  35,381     67,029    634,927       28,572   (116,450)   649,459
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................                      564,875        1,789    (13,640)   553,024
  Financial Services...............                        1,853       12,859       (354)    14,358
  Investment Properties............                        1,916                    (692)     1,224
  Collateralized Mortgage Financing                                       341                   341
  Corporate General and
    Administration.................            20,038        985                    (154)    20,869
  Interest.........................            44,514     21,342          249    (44,868)    21,237
  Other Operations.................             1,282        396           11                 1,689
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            65,834    591,367       15,249    (59,708)   612,742
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 35,381      1,195     43,560       13,323    (56,742)    36,717

State and Federal Income Taxes..... 14,191        468     16,490        5,178    (21,668)    14,659
Extraordinary Loss.................              (868)                                         (868)
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$21,190  $    (141) $  27,070  $     8,145  $(35,074) $  21,190
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 1998
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor    Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     597  $ 648,874  $    18,008  $ (13,662) $ 653,817
  Financial Services...............                        2,771       10,493     13,264
  Investment Properties............                        7,585                    (802)     6,783
  Collateralized Mortgage Financing                                       541                   541
  Intercompany Charges.............            62,362      4,017                 (66,379)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 29,018                                       (29,018)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  29,018     69,959    663,247       29,042   (109,861)   674,405
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................                      598,363        4,283    (13,473)   589,173
  Financial Services...............                        1,944        9,961       (277)    11,628
  Investment Properties............                        3,240                    (577)     2,663
  Collateralized Mortgage Financing                                       540                   540
  Corporate General and
    Administration.................            14,232        616                    (165)    14,683
  Interest.........................            46,321     25,216          184    (46,482)    25,239
  Other Operations.................             1,231        219           11                 1,461
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            61,784    629,598       14,979    (60,974)   645,387
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 29,018      1,175     33,649       14,063    (48,887)    29,018

State and Federal Income Taxes..... 10,379                11,882        5,493    (17,375)    10,379
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$18,639  $   1,175  $  21,767  $     8,570  $ (31,512) $  18,639
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 1999
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor   Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income (loss)..................$ 21,190  $   (141) $  27,070  $     8,145  $ (35,074) $  21,190
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities...   2,367    (4,030)   (81,151)      11,170     35,074    (36,571)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  23,557    (4,171)   (54,081)      19,315               (15,381)

Net Cash Provided by (Used In)
  Investing Activities...............            (1,909)     9,071          479                 7,641

Net Cash Provided By(Used In)
  Financing Activities...............  (5,265)   36,551      2,695      (25,215)                8,776

Intercompany Investing and Financing
  Activities - Net................... (18,242)  (16,975)    31,925        3,292
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......      50    13,496    (10,390)      (2,129)                1,026
Cash and Cash Equivalent Balance,
  Beginning of Period................      14    (9,660)    23,023        2,177                15,554
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalent Balance,
  End of Period......................$     64  $  3,836  $  12,633  $        48  $          $  16,580
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 1998
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor   Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income (loss)..................$ 18,639  $  1,175  $  21,767  $     8,570  $ (31,512) $  18,639
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities...   5,596    (2,127)   (13,371)     (30,715)    31,512     (9,105)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  24,235      (952)     8,396      (22,145)                9,534

Net Cash Provided by (Used In)
  Investing Activities...............            (1,279)    17,276         (445)               15,552

Net Cash Provided By(Used In)
  Financing Activities...............  (1,105)   (9,000)   (17,609)       7,103     (20,611)

Intercompany Investing and Financing
  Activities - Net................... (23,129)   18,663     (8,432)      12,898
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......       1     7,432       (369)      (2,589)                4,475
Cash and Cash Equivalent Balance,
  Beginning of Period................      10    (5,485)    13,857        2,931                11,313
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalent Balance,
  End of Period......................$     11  $  1,947  $  13,488  $       342 $          $  15,788
                                     ========  ========= ========== ============ ========== ==========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     The Company's uses for cash during the nine months ended July 31, 1999 were for operating expenses, increases in housing inventories, construction, income taxes, interest, the paydown of subordinated debt and the repurchase of common stock. The Company provided for its cash requirements from outside borrowings, including the issuance of $150,000,000 senior indebtedness and the revolving credit facility, sales of commercial properties, and from housing and other revenues. The Company believes that these sources of cash are sufficient to finance its working capital requirements and other needs.

     In December 1998 the Board of Directors authorized a stock repurchase program to purchase up to 3 million shares of Class A Common Stock. This authorization expires on December 31, 2000. As of July 31, 1999, 2,244,500 shares have been repurchased under this program, of which 653,000 shares were purchased during the nine months ended July 31, 1999.

     The Company's bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $275,000,000 (the "Revolving Credit Facility") through July 2002. Interest is payable monthly and at various rates of either prime or Libor plus 1.45%. The Company believes that it will be able either to extend the Agreement beyond July 2002 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Company currently is in compliance and intends to maintain compliance with its covenants under the Agreement.

     The subordinated indebtedness issued by the Company and outstanding as of July 31, 1999 was $100,000,000 9 3/4% Subordinated Notes due June 2005. On May 4, 1999, the Company issued $150,000,000 9 1/8% Senior Notes due in 2009. On June 7, 1999, the Company redeemed the remaining $45,449,000 principal amount 11 1/4% Subordinate Notes due April 2002. The early retirement of these notes resulted in an extraordinary loss of $868,000 net of income taxes of $468,000. The remaining proceeds were used to reduce the outstanding balance on the Company's "Revolving Credit Facility" to zero and for general corporate purposes.

     The Company's mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of the Company's subsidiaries. As of July 31, 1999, the aggregate principal amount of all such borrowings was $47,103,000.

     The book value of the Company's residential inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                               July 31,      October 31,
                                                 1999            1998
                                             ------------    ------------

Residential real estate inventory..........  $433,061,000    $375,733,000
Residential rental property................    10,747,000      10,794,000
                                             ------------    ------------
  Total Residential Real Estate............   443,808,000     386,527,000
Commercial properties......................       107,000      17,832,000
                                             ------------    ------------
  Combined Total...........................  $443,915,000    $404,359,000
                                             ============    ============

     The increase in residential real estate inventory during the nine months ended July 31, 1999 was primarily the result of increased communities in California. Substantially all residential homes under construction or completed and included in real estate inventory at July 31, 1999 are expected to be closed during the next twelve months. Most residential real estate completed or under development is financed through the Company's line of credit and senior notes and subordinated indebtedness.

     The following table summarizes housing lots in the Company's active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  July 31, 1999.........   73      18,021    6,834     1,694       9,493

  October 31, 1998......   84      17,020    6,553     1,672       8,795

(1) Includes 12 and 8 lots under option at July 31, 1999 and October 31, 1998, respectively.

(2) Of the total home lots available, 429 and 460 were under construction or complete (including 59 and 54 models and sales offices), 5,543 and 4,570 were under option, and 284 and 330 were financed through purchase money mortgages at July 31, 1999 and October 31, 1998, respectively.

     In addition, at July 31, 1999 and October 31, 1998, respectively, in substantially completed or suspended communities, the Company owned or had under option 62 and 283 home lots. The Company also controls a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At July 31, 1999 the Company controlled such land to build 12,490 proposed homes, compared to 10,963 homes at October 31, 1998.

     The following table summarizes the Company's started or completed unsold homes in active, substantially complete and suspended communities:

                              July 31,               October 31,
                                1999                     1998
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   121       24     145      180       16     196
North Carolina......   149       --     149       93       --      93
Florida.............     8       --       8       24        6      30
Maryland............     6        2       8       --       --      --
Virginia............    18        7      25       23       11      34
California..........    50       26      76       78       21      99
Poland..............    27       --      27       11       --      11
                     ------   ------   -----   ------   ------   -----
  Total                379       59     438      409       54     463
                     ======   ======   =====   ======   ======   =====

     During fiscal 1997 the Company announced it was planning an orderly exit from the business of owning investment properties. During the first quarter of fiscal 1999 the Company sold three land parcels which reduced such properties $17,725,000. At July 31, 1999 the Company had remaining one small investment property.

     Collateral Mortgage Financing - Collateral for bonds payable consists of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $44,109,000 and $71,002,000 at July 31, 1999 and October 31, 1998, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by the Company. The Company may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, the Company has incurred minimal credit losses.



RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 1998

     The Company's operations consist primarily of residential housing development and sales in its Northeast Region (comprised of New Jersey, southern New York State and eastern Pennsylvania), North Carolina, southeastern Florida, northern Virginia, southwestern California and Poland. The Company is expanding into Maryland and expects to begin selling homes in its fourth quarter of fiscal 1999. In addition, the Company provides financial services to its homebuilding customers and third parties.

     Important indicators of the future results of the Company are recently signed contracts and home contract backlog for future deliveries. The Company's sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                           Nine Months Ended         Contract Backlog
                                July 31,             as of July 31,
                        -----------------------    ---------------------
                           1999          1998         1999       1998
                        ---------     ---------    ---------   ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $316,170      $411,040     $242,597    $294,385
  Homes...............     1,379         1,847        1,012       1,218

North Carolina:
  Dollars.............  $114,862      $ 93,195     $ 65,889    $ 50,623
  Homes...............       600           504          327         260

Florida:
  Dollars.............  $ 25,051      $ 25,936     $ 14,805    $ 19,813
  Homes...............       112           135           66          98

Virginia:
  Dollars.............  $ 41,616      $ 28,714     $ 37,766    $ 29,632
  Homes...............       182           114          170         127

California:
  Dollars.............  $ 79,740      $ 53,706     $ 33,639    $ 21,688
  Homes...............       380           313          148         134

Poland:
  Dollars.............  $    654      $  2,125     $    294    $  1,591
  Homes...............         6            26            2          19

Totals:
  Dollars.............  $578,093      $614,716     $394,990    $417,732
  Homes...............     2,659         2,939        1,725       1,856


Total Revenues:

     Revenues for the three months ended July 31, 1999 decreased $11.4 million or 4.6%, compared to the same period last year. This was the result of a $10.8 million decrease in revenues from the sale of homes, a $2.1 million decrease in investment properties revenues, and a $0.1 million decrease in collateralized mortgage financing revenues. The decreases were partially offset by a $1.6 million increase in land sales and other homebuilding revenues.

     Revenues for the nine months ended July 31, 1999 decreased $24.9 million or 3.7%, compared to the same period last year. This was the result of a $24.4 million decrease in revenues from the sale of homes, a $5.6 million decrease in investment properties revenues, and a $0.2 million decrease in collateralized mortgage financing revenues. The decreases were partially offset by a $3.1 million increase in land sales and other homebuilding revenues, and a $2.2 million increase in financial services revenues.



Homebuilding:

     Revenues from the sale of homes decreased $10.8 million or 4.6% during the three months ended July 31, 1999, and decreased $24.4 million or 3.8% during the nine months ended July 31, 1999 compared to the same periods last year.
Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended    Nine Months Ended
                             July 31,              July 31,
                        -------------------   -------------------
                          1999       1998       1999      1998
                        ---------  --------   --------   --------
                                  (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $142,503  $162,847   $395,687   $437,991
  Homes Delivered......       539       679      1,499      1,916

North Carolina:
  Housing Revenues.....  $ 38,269  $ 34,655   $ 97,902   $ 88,595
  Homes Delivered......       205       188        508        476

Florida:
  Housing Revenues.....  $  9,690  $  8,111   $ 27,554   $ 32,877
  Homes Delivered......        41        44        119        187

Virginia:
  Housing Revenues.....  $ 11,400  $ 11,256   $ 29,952   $ 22,217
  Homes Delivered......        46        46        127         84

California:
  Housing Revenues.....  $ 24,792  $ 18,832   $ 68,651   $ 59,566
  Homes Delivered......       120       104        351        316

Poland:
  Housing Revenues.....  $    417  $  2,199   $  1,348   $  4,278
  Homes Delivered......         2        24         11         48

Totals:
  Housing Revenues.....  $227,071  $237,900   $621,094   $645,524
  Homes Delivered......       953     1,085      2,615      3,027

     The 12.2% and 13.6% decreases in the number of homes delivered for the three and nine months ended July 31, 1999, respectively, compared to the same periods last year, were primarily due to the decreases in Florida and Northeast Region which were somewhat offset by increases in North Carolina, Virginia and California. In Florida, deliveries declined since the Company cut back its operations due to dissatisfaction with its performance. The decrease in deliveries in the Northeast Region was primarily due to a reduced number of communities during the three and nine months ended July 31, 1999, compared to the same periods last year. The increases in North Carolina, Virginia and California were primarily due to the Company's attempts to increase its presence in these markets by opening more communities. The decrease in housing revenues was 4.6% and 3.8% during the three and nine months ended July 31, 1999, respectively, compared to the same periods last year. The decrease in housing revenues was not as great as the decrease in the number of homes delivered due to higher average home prices. Average home prices increased to $237,512 compared to $213,255 during the nine months ended July 31, 1999 and 1998, respectively.

     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended     Nine Months Ended
                                    July 31,             July 31,
                              -------------------   -------------------
                                1999       1998       1999       1998
                              --------   --------   --------   --------
                                        (Dollars in Thousands)

Sale of Homes................ $227,071   $237,900   $621,094   $645,524
Cost of Sales................  178,089    194,898    487,423    532,646
                              --------   --------   --------   --------
Housing Gross Margin......... $ 48,982   $ 43,002   $133,671   $112,878
                              ========   ========   ========   ========

Gross Margin Percentage......    21.6%      18.1%      21.5%      17.5%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Nine Months Ended
                                    July 31,              July 31,
                              -------------------   -------------------
                                1999       1998       1999       1998
                              --------   --------   --------   --------
Sale of Homes................  100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....   70.4       74.2       70.4       74.7
      Commissions............    2.0        1.9        2.0        1.9
      Financing concessions..    0.8        0.7        0.8        0.7
      Overheads..............    5.2        5.1        5.3        5.2
                              --------   --------   --------   --------
Total Cost of Sales..........   78.4       81.9       78.5       82.5
                              --------   --------   --------   --------
Gross Margin.................   21.6%      18.1%      21.5%      17.5%
                              ========   ========   ========   ========

     The Company sells a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and on home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to the Company's other markets. For the three and nine months ended July 31, 1999 the Company's gross margin percentage increased 3.5% and 4.0%, respectively, compared to the same periods last year. This can be attributed to higher gross margins being achieved in each of the Company's markets. Higher gross margins are primarily attributed to positive effects from process redesign and quality programs that reduced housing and land development costs, selective price increases or reduced selling incentives in the Company's stronger markets, and an increased percentage of deliveries from the better performing communities.

     Selling, general, and administrative costs as a percentage of total homebuilding revenues increased to 9.0% for the three months ended July 31, 1999 from 7.3% for the prior year's three months, and increased to 9.0% for the nine months ended July 31, 1999 from 7.5% for the prior year's nine months. Such expenses increased during the three and nine months ended July 31, 1999 $3.2 million and $7.8 million, respectively, compared to the same periods last year. The overall percentage and dollar increases in selling, general and administrative is principally due to decreased deliveries and increases in administrative costs primarily in the Company's Northeast Region, North Carolina, and California.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended   Nine Months Ended
                                       July 31,              July 31,
                                   ------------------   -------------------
                                     1999      1998        1999      1998
                                   --------  --------   --------   --------

Land and Lot Sales................ $  1,974  $    954   $  7,508   $  4,317
Cost of Sales.....................    1,868     1,126      7,158      3,984
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...      106      (172)       350        333
Interest Expense..................       94        96        836        413
                                   --------  --------   --------   --------
Land and Lot Sales Profit Before
  Tax............................. $     12  $   (268)  $   (486)  $   (80)
                                   ========  ========   ========   ========

     Land and lot sales are incidental to the Company's residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from the Company's homebuyers, as well as from third parties, selling such mortgages in the secondary market, and title insurance activities. For the three and nine months ended July 31, 1999 financial services provided a $0.4 million and $1.1 million pretax profit, respectively, compared to a profit of $0.7 million and $1.6 million for the same periods in 1998. The Company's mortgage banking goals are to improve profitability by increasing the capture rate of its homebuyers and expanding its business to include originations from unrelated third parties. The Company has initiated efforts to originate mortgages from unrelated third parties and expects these third party loans to increase as a percentage of the Company's total loan volume over the next few years.

Investment Properties

     Investment Properties consisted of rental properties, property management, and gains or losses from the sale of such properties. At the end of the second quarter of 1997 the Company announced that it was planning an orderly exit from the investment properties business. During the three months ended January 31, 1999 the Company sold three land parcels for a total sales price of $20.8 million and recorded a loss before income taxes of $0.5 million. At July 31, 1999 all commercial facilities and land (except for one small parcel) have been liquidated. The Company is retaining two senior citizen residential rental communities.

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


Corporate General and Administrative

     Corporate general and administrative expenses include the operations at the Company's headquarters in Red Bank, New Jersey. Such expenses include the Company's executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses increased to 3.4% for the three months ended July 31, 1999 from 2.2% for the prior year's three months. For the nine months ended July 31, 1999 such expenses increased to 3.2% from 2.2% for the prior year nine months. Corporate general and administrative expenses increased $2.5 million and $6.2 million during the three and nine months ended July 31, 1999 compared to the same periods last year. These increases are primarily attributed to increased process redesign costs associated with the design and development of streamlined business processes associated with the implementation of SAP, our new enterprise wide fully integrated software package and increased depreciation expense related to capitalized process redesign costs in prior years.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:

                            Three Months Ended  Nine Months Ended
                                 July 31,             July 31,
                            ------------------  ------------------
                              1999      1998       1999     1998
                            --------  --------  --------  --------

Sale of Homes.............. $ 6,489   $ 7,997    19,490   $22,982
Land and Lot Sales.........      94        96       836       413
Rental Properties..........     266       680       911     1,844
                            --------  --------  --------  --------
Total...................... $ 6,849   $ 8,773    21,237   $25,239
                            ========  ========  ========  ========

     Housing interest as a percentage of sale of homes revenues amounted to 2.9% and 3.1% for the three and nine months ended July 31, 1999, respectively, and 3.4% and 3.6% for the three and nine months ended July 31, 1998, respectively. The decrease in the percentage for the three and nine months ended July 31, 1999 was primarily the result of the Company's lower debt levels. Lower debt levels are attributed to debt reductions resulting from cash generated by the liquidation of investment properties and income from fiscal 1998.


Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of prepaid subordinated note issuance expenses and corporate owned life insurance loan interest.


Total Taxes

     Total taxes as a percentage of income before taxes amounted to approximately 39.9% and 35.8% for the nine months ended July 31, 1999 and 1998, respectively. The increase in this percentage from 1998 to 1999 is primarily attributed to higher state taxes and the elimination of certain federal tax benefits associated with the Company's corporate owned life insurance. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years.


Extraordinary Loss

     On June 7, 1999, the Company redeemed $45,449,000 11 1/4% Subordinated Notes due 2002 at a price of 101.875% of par which resulted in an extraordinary loss of $868,000 net of income taxes of $468,000.


Year 2000 Issues

     The Company has assessed and formulated a plan to resolve its information technology ("IT") and non-IT system year 2000 issues. The Company has designated a full-time year 2000 project leader, engaged consultants to review and evaluate its plan, completed the identification of Company IT and non-IT noncompliant systems and evaluated subcontractors' and suppliers' state of readiness. The Company's plan has prioritized its efforts on its software systems and computer hardware equipment. The Company has upgraded, fixed or retired 98% of its noncompliant systems. All other Company IT and non-IT systems are not considered critical to Company operations, and if non-capable for year 2000, would only be an inconvenience. The Company does not anticipate the costs of implementation of its plan to have a material impact on future earnings and is expected to be funded through operations.

     The Company is concerned about the readiness of its subcontractors and suppliers. The Company has communicated with 100% of these third parties. The Company has been informed that 85% of the subcontractors and suppliers are year 2000 compliant, and the remaining 15% are expected to be compliant by September 30, 1999. If any of the third parties are not year 2000 compliant by September 30, 1999 and such third parties would have a substantial impact on the Company's operations, the Company will look to replace such subcontractors and suppliers. In most cases, the Company uses more than one subcontractor and supplier so it believes finding replacements will not be difficult.

     The Company believes it is on track to solve its year 2000 issues. It does not believe it will have material lost revenues due to the year 2000 issues. Based on the above, it sees no need to develop a worst-case year 2000 scenario. However, the Company is in the process of developing year 2000 contingency plans which are approximately 90% complete.



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


Quantitative and Qualitative Disclosure of Market Risk

     On May 4, 1999, the Company issued $150,000,000 9 1/8% Senior Notes due in 2009. Such transaction was conducted under market conditions and falls within the parameters of the Company's strategy for managing its market risk. The proceeds were used to reduce the outstanding balance on the Company's "Revolving Credit Facility" to zero, for general corporate purposes, and on June 7, 1999, to redeem the remaining $45,449,000 11 1/4% Subordinated Notes due 2002.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)


DATE:  September 13, 1999           /S/J.LARRY SORSBY
                                    J. Larry Sorsby,
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer


DATE:  September 13, 1999           /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller