Form 10-K
period 1999-10-31
HOVNANIAN ENTERPRISES INC
filed 2000-01-13
CIK 357294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K



( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the twelve months ended OCTOBER 31, 1999

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

As of the close of business on December 31, 1999, there were outstanding 14,485,551 shares of the Registrant's Class A Common Stock and 7,646,626 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on the American Stock Exchange) of these shares held by non-affiliates of the Registrant as of December 31, 1999 was $55,533,000. (The value of a share of Class A Common Stock is used as the value for a share of Class B Common Stock as there is no established market for Class B Common Stock and it is convertible into Class A Common Stock on a share-for-share basis.)

Documents Incorporated by Reference:

Part III - Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation l4A in connection with registrant's annual meeting of shareholders to be held on March 16, 2000 which are responsive to Items l0, ll, l2 and l3.

HOVNANIAN ENTERPRISES, INC.
FORM 10-K
TABLE OF CONTENTS

Item                                                       Page

PART I

1 and 2        Business and Properties...................... 4
   3           Legal Proceedings............................15
   4           Submission of Matters to a Vote of
                 Security Holders...........................15
               Executive Officers of the Registrant.........15
PART II

   5           Market for the Registrant's Common Equity
                 and Related Stockholder Matters............15

   6           Selected Consolidated Financial Data.........16

   7           Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.................................18

   8           Financial Statements and Supplementary
                 Data.......................................34
   9           Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure.................................34

PART III

  10           Directors and Executive Officers of the
                 Registrant.................................35

               Executive Officers of the Registrant.........35

  11           Executive Compensation.......................36

  12           Security Ownership of Certain Beneficial
                 Owners and Management......................36

  13           Certain Relationships and Related
                 Transactions...............................36

PART IV

  14           Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K.......................37

               SIGNATURES...................................39

PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

BUSINESS OVERVIEW

We design, construct and market high quality single-family detached homes and attached condominium apartments and townhouses in planned residential developments in the Northeast (primarily in New Jersey, southern New York state, and eastern Pennsylvania), North Carolina, southeastern Florida, Metro D.C. (northern Virginia and Maryland), southern California, Texas, and Poland. We market our homes to first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. We offer a variety of homestyles at prices ranging from $33,000 to $921,000 with an average sales price in fiscal 1999 of $241,000. We are currently offering homes for sale in 110 communities. Since the incorporation of our predecessor company in 1959, we have delivered in excess of 63,000 homes, including 3,768 homes in fiscal 1999. In addition, we provide financial services (mortgage loans and title insurance) to our homebuilding customers and third parties.

     We employed approximately 1,356 full-time associates as of October 31, 1999. We were incorporated in New Jersey in 1967 and we reincorporated in Delaware in 1982.

BUSINESS STRATEGIES, OPERATING POLICIES AND PROCEDURES

     Over the past few years, our strategies have included several initiatives to fundamentally transform the traditional practices we use to design, build and sell homes and focus on "building better." We believe that the adoption and implementation of processes and systems successfully used in other manufacturing industries, such as rapid cycle times, vendor consolidation, vendor partnering and just-in-time material procurement, will dramatically improve our business and give us a clear advantage over our competitors. Our concentration in selected markets is a key factor that enables us to achieve powers and economies of scale and differentiate ourselves from most of our competitors. These performance enhancing strategies are designed to achieve operational excellence through the implementation of standardized and streamlined "best practice processes."

     Strategic Initiatives - To improve our homebuilding gross profit margins, we have introduced a number of strategic initiatives, including: Partners In Excellence, Process Redesign and Training.

     Partners In Excellence, our total quality management initiative, is intended to focus on improving the way operations are performed. It involves all of our associates through a systematic, team-oriented approach to improvement. It increases our profits by streamlining processes and by reducing costly errors. We were recognized for our efforts by receiving the 1997 Gold National Housing Quality Award from Professional Builder magazine and the NAHB Research Center.

     Process Redesign is the fundamental rethinking and radical redesign of our processes to achieve dramatic improvements in performance. Our Process Redesign efforts are currently focused on streamlining and standardizing all of our key business processes. In addition, we are working to streamline our processes and implement SAP's enterprise-wide "Enterprise Resource Package" computer software system throughout our organization.

     Training is designed to provide our associates with the knowledge, attitudes, skill and habits necessary to succeed at their jobs. Our Training Department regularly conducts training classes in sales, construction, administration, and managerial skills. In addition, as Process Redesign develops new processes, the Training Department is responsible for educating our associates on the processes, procedures and operations.

     Land Acquisition, Planning and Development - Before entering into a contract to acquire land, we complete extensive comparative studies and analyses which assist us in evaluating the economic feasibility of such land acquisition. We generally follow a policy of acquiring options to purchase land for future community developments. We attempt to acquire land with a minimum cash investment and negotiate takedown options thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. This policy significantly reduces the risk and generally allows us to obtain necessary development approvals before acquisition of the land, thereby enhancing the value of the options and the land eventually acquired.

     Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional, nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In all instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In such instances, we generally are not able to recover any predevelopment costs.

     Our development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water and drainage facilities, and for our residential developments, recreational facilities and other amenities. These activities are performed by our staff, together with independent architects, consultants and contractors. Our staff also carries out long-term planning of communities.

     Design - Our residential communities are generally located in suburban areas near major highways. The communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures and colors. Wherever possible, recreational amenities such as a swimming pool, tennis courts, a club house and tot lots are included.

     Construction - We design and supervise the development and building of our communities. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We employ subcontractors for the installation of site improvements and construction of homes. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. We rigorously control costs through the use of a computerized monitoring system. Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. Single family detached homes in market areas other than California and Texas are usually constructed after the signing of a contract and mortgage approval has been obtained.

     Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we contract with subcontractors representing all building trades in connection with the construction of our homes. In recent years, we have experienced no significant construction delays due to shortages of materials or labor. We cannot predict, however, the extent to which shortages in necessary materials or labor may occur in the future.

     Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers' needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. We make use of newspaper, radio, magazine, our website, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in our comprehensive marketing program. In addition, we have recently opened home design galleries in our Northeast region and in California, which we expect will increase option sales and profitability in these markets. We plan to open similar galleries in each of our markets.

     Customer Service and Quality Control - Our associates responsible for customer service participate in pre-closing quality control inspections as well as responding to post-closing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us. In some of our markets, we are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home's materials and workmanship, a two-year warranty for the home's heating, cooling, ventilating, electrical and plumbing systems and a ten-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

     Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 1999, over 57% of our non-cash customers obtained mortgages originated by our wholly-owned mortgage banking subsidiary, with a substantial portion of our remaining customers obtaining mortgages from various independent lending institutions. Mortgages originated by our wholly-owned mortgage banking subsidiary are sold in the secondary market.


RESIDENTIAL DEVELOPMENT ACTIVITIES

     Our residential development activities include evaluating and purchasing properties, master planning, obtaining governmental approvals and constructing, marketing and selling homes. A residential development generally includes a number of residential buildings containing from two to twenty-four individual homes per building and/or single family detached homes, together with amenities such as recreational buildings, swimming pools, tennis courts and open areas.

     We attempt to reduce the effect of certain risks inherent in the housing industry through the following policies and procedures:

 - Through our presence in multiple geographic markets, our goal is to reduce the effects that housing industry cycles, seasonality and local conditions in any one area may have on our business. In addition, we plan to achieve a significant market presence in each of our markets in order to obtain powers and economies of scale.

 - We acquire land for future development principally through the use of land options which need not be exercised before the completion of the regulatory approval process. We structure these options in most cases with flexible takedown schedules rather than with an obligation to takedown the entire parcel upon approval. Additionally, we purchase improved lots in certain markets by acquiring a small number of improved lots with an option on additional lots. This allows us to minimize the economic costs and risks of carrying a large land inventory, while maintaining our ability to commence new developments during favorable market periods.

 - In an attempt to reduce our land acquisition costs, we monitor housing industry cycles and seek to acquire land options near the cyclical trough of specific geographic housing cycles.

 - We generally begin construction on an attached condominium or townhouse building only after entering into contracts for the sale of at least 50% of the homes in that building. Single family detached homes in market areas other than California and Texas are generally started after a contract is signed and mortgage approvals obtained. This limits the build-up of inventory of unsold homes and the costs of maintaining and carrying that inventory.

 - We offer a broad product array to provide housing to a wide range of customers. Our customers consist of first-time buyers, first- and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters.

 - We offer a wide range of customer options to satisfy individual customer tastes. We have constructed decoration centers in our larger communities where the customer can better see customization possibilities for their new home. We recently opened larger regional home design galleries in New Jersey and California. It is our expectation to open regional design galleries in each of our major markets.

     Current base prices for our homes in contract backlog at October 31, 1999 (exclusive of upgrades and options) range from $114,000 to $921,000 in its Northeast Region, from $105,000 to $467,000 in North Carolina, from $176,000 to $318,000 in Florida, from $145,000 to $370,000 in Metro D.C., from $129,000 to
$385,000 in California, from $99,000 to $570,000 in Texas and from $33,000 to $166,000 in Poland. Closings generally occur and are typically reflected in revenues from two to nine months after sales contracts are signed.

     Information on homes delivered by market area is set forth below:

                                      Year Ended
                          ---------------------------------
                          October      October     October
                          31, 1999     31, 1998    31, 1997
                          ---------    --------    --------
                            (Housing Revenue in Thousands)

Northeast Region(1):
  Housing Revenues........ $560,586    $595,873    $445,817
  Homes Delivered.........    2,063       2,530       2,128
  Average Price........... $271,733    $235,522    $209,500

North Carolina:
  Housing Revenues........ $145,153    $127,592    $125,242
  Homes Delivered......... $    756         687         695
  Average Price........... $192,001    $185,723    $180,204

Florida:
  Housing Revenues........ $ 36,566    $ 44,168    $ 74,146
  Homes Delivered.........      159         241         418
  Average Price........... $229,974    $183,269    $177,382

Metro D.C.:
  Housing Revenues........ $ 45,493    $ 38,904    $ 14,398
  Homes Delivered.........      198         152          70
  Average Price........... $229,762    $255,947    $205,685

California:
  Housing Revenues........ $105,941    $ 82,546    $ 69,252
  Homes Delivered.........      514         457         365
  Average Price........... $206,110    $180,625    $189,731

Texas:
  Housing Revenues........ $ 13,184          --          --
  Homes Delivered.........       66          --          --
  Average Price........... $199,757          --          --

Poland:
  Housing Revenues........ $  1,630    $  6,561    $  2,952
  Homes Delivered.........       12          71          41
  Average Price........... $135,833    $ 92,408    $ 72,000

Combined Total:
  Housing Revenues........ $908,553    $895,644    $731,807
  Homes Delivered.........    3,768       4,138       3,717
  Average Price........... $241,123    $216,443    $196,881

(1) Fiscal 1999 includes $31,961,000 housing revenues and 88 homes from a New Jersey homebuilder acquired on August 7, 1999.

     The value of our net sales contracts decreased 1.2% to $796,453,000 for the year ended October 31, 1999 from $806,247,000 for the year ended October 31, 1998. This decrease was the net result of an 8.8% decrease in the number of homes contracted to 3,535 in 1999 from 3,877 in 1998, which was partially offset by an 8.3% increase in the average home base sales prices. By market, on a dollar basis, the Northeast Region decreased 14.0% due to fewer communities open for sale. This decrease was partially offset by a 7.9% increase in North Carolina, a 32.8% increase in Metro D.C. and a 54.5% increase in California.
The increase in Metro D.C. was the result of a full year of sales from a small developer acquired on May l, 1998. The increase in California was due to an increase in the number of active selling communities. Changes in other markets were not significant.

     The following table summarizes our active communities under development as of October 31, 1999:
                                                           (1)        (2)
                                                    Contracted   Remaining
                       Commun-  Approved    Homes      Not       Home Sites
                        ities     Lots    Delivered  Delivered   Available
                       -------  --------  ---------  ---------   ----------

Northeast Region......     27     9,224      3,279      1,075        4,870
North Carolina........     30     3,718      1,317        202        2,199
Florida...............      2       900        781         37           82
Metro D.C.............      9       998        453        141          404
California............      8     2,175        339        127        1,709
Texas.................     33     2,833        730        252        1,851
Poland................      1       115          -         10          105
                       -------  --------  ---------  ---------   ----------
     Total                110    19,963      6,899      1,844       11,220
                       =======  ========  =========  =========   ==========

(1)  Includes 96 lots under option.

(2) Of the total home sites available, 599 were under construction or completed (including 76 models and sales offices), 7,057 were under option, and 216 were financed through purchase money mortgages.

     In addition, as of October 31, 1999, in substantially completed or suspended developments, we had 105 homes under construction or completed including 73 homes which are under contract. We also had 66 lots without construction (4 under contract) in these substantially completed or suspended developments.

     The following table summarizes our total started or completed unsold homes as of October 31, 1999:

                                   Unsold
                                   Homes        Models      Total
                                   ------       ------      -----

Northeast Region..................   114           31        145
North Carolina....................   129           --        129
Florida...........................     5           --          5
Metro D.C.........................    13            9         22
California........................    53           10         63
Texas.............................   225           28        253
Poland............................    14           --         14
                                   ------       ------      -----
     Total                           553           78        631
                                   ======       ======      =====

BACKLOG

     At October 31, 1999 and October 31, 1998, we had a backlog of signed contracts for 1,921 homes and 1,681 homes, respectively, with sales values aggregating $460,660,000 and $381,816,000, respectively. Substantially all of our backlog at October 31, 1999 is expected to be completed and closed within the next nine months. At December 31, 1999 and 1998, our backlog of signed contracts was 1,779 homes and 1,584 homes, respectively, with sales values aggregating $429,668,000 and $359,213,000, respectively.

     Sales of our homes typically are made pursuant to a standard sales contract. This contract requires a nominal customer deposit at the time of signing with the remainder of a 5% to 10% down payment due 30 to 60 days after signing and provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. The contract may include a financing contingency, which permits the customer to cancel his obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution.

RESIDENTIAL LAND INVENTORY

     It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in its housing markets. Controlled land as of October 31, 1999, exclusive of communities under development described under "Business and Properties -- Residential Development Activities," is summarized in the following table:

                       Number
                        of        Proposed    Total Land
                       Proposed   Developable    Option         Book
                     Communities     Lots        Price        Value(1)(2)
                     -----------  -----------  -----------    -----------
                                                    (In Thousands)
Northeast Region:
  Under Option........      40         7,104      $174,615       $ 22,632
  Owned...............       3           265                        9,411
                       --------   -----------                 -----------
     Total............      43         7,369                       32,043
                       --------   -----------                 -----------
North Carolina:
  Under Option........       3           605      $  9,884              4
  Owned...............       2           208                        3,303
                       --------   -----------                 -----------
     Total............       5           813                        3,307
                       --------   -----------                 -----------
Florida:
  Owned...............       3         1,033                        1,264
                       --------   -----------                 -----------
Metro D.C.:
  Under Option........       9         1,634      $ 45,994          1,305
  Owned...............       2         1,041                        2,740
                        -------   -----------                 -----------
     Total............      11         2,675                        4,045
                        -------   -----------                 -----------
California:
  Under Option........       5           634      $123,026          8,195
                        -------   -----------                 -----------
Texas:
  Under Option........      11           469      $ 19,209             --
                        -------   -----------                 -----------
Poland:
  Owned...............       1           580                        3,071
                        -------   -----------                 -----------
Totals:
  Under Option........      68        10,446                       32,136
  Owned...............      11         3,127                       19,789
                       --------   -----------                 -----------
Combined Total........      79        13,573                     $ 51,925
                       ========   ===========                 ===========

(1) Properties under option also includes costs incurred on properties not under option but which are under investigation. For properties under option, we paid, as of October 31, 1999, option fees and deposits aggregating approximately $16,164,000. As of October 31, 1999, we spent an additional $15,972,000 in non-refundable predevelopment costs on such properties.

(2) The book value of $51,925,000 is identified on the balance sheet as "Inventories - land, land options, and cost of projects in planning."

     In its Northeast Region, our objective is to control a supply of land sufficient to meet anticipated building requirements for at least three to five years.

     In North Carolina and Metro D.C., a portion of the land we acquired was from land developers on a lot takedown basis. In Texas we primarily acquire improved lots from land developers. Under a typical agreement with the lot developer, we purchase a minimal number of lots. The balance of the lots to be purchased are covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in North Carolina and Virginia, we are currently optioning parcels of unimproved land for development.

     In California, we focused our development efforts in the southern portion of the state. Where possible, we plan to option developed or partially developed lots with no more than fifty to seventy-five lots to be taken down during any twelve month period. With a dwindling supply of developed lots in California, we are currently optioning parcels of unimproved land for development.


CUSTOMER FINANCING

     At our communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through K. Hovnanian Mortgage, Inc. ("KHM"). Management believes that the ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

     KHM's business consists of providing our customers as well as unrelated third parties with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KHM has its headquarters in Red Bank, New Jersey. It originates loans in New Jersey, New York, Pennsylvania, North Carolina, Florida, California, South Carolina and Illinois.

     KHM, like other mortgage bankers, customarily sells nearly all of the loans that it originates. Additionally, KHM sells virtually all of the loan servicing rights to loans it originates. Loans are sold either individually or in pools to GNMA, FNMA, or FHLMC or against forward commitments to institutional investors, including banks and savings and loan associations.

     KHM plans to grow its mortgage banking operations. Initially, KHM focused on originating loans from customers who purchase homes from our affiliates. KHM's objective is to increase the capture rate of non-cash homebuyers from the 57% rate achieved in fiscal 1999 to 70% over the next several years. KHM has now expanded to offer its mortgage products and services to unrelated third parties. During the year ended October 31, 1999, third party loans amounted to 48% of total mortgage closings.


RENTAL PROPERTY DEVELOPMENT ACTIVITIES AND LAND INVENTORY

     We had previously diversified our business, on a limited scale, through the development, acquisition and ownership of commercial properties, primarily in central New Jersey, and, to a lesser extent, in Florida, but exited this business (see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations").


COMPETITION

     Our residential business is highly competitive. We compete with numerous real estate developers in each of the geographic areas in which we operate. Our competition range from small local builders to larger regional and national builders and developers, some of which have greater sales and financial resources than us. Resale of housing and the availability of rental housing provide additional competition. We compete primarily on the basis of reputation, price, location, design, quality, service and amenities.


REGULATION AND ENVIRONMENTAL MATTERS

     General. We are subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, we are subject to registration and filing requirements in connection with the construction, advertisement and sale of our communities in certain states and localities in which we operate even if all necessary government approvals have been obtained. We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums that could be implemented in the future in the states in which we operate. Generally, such moratoriums relate to insufficient water or sewerage facilities or inadequate road capacity.

     Environmental. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"). The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

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

     Fair Housing Act. In July 1985, New Jersey adopted the Fair Housing Act which established an administrative agency to adopt criteria by which municipalities will determine and provide for their fair share of low and moderate income housing. This agency adopted such criteria in May 1986. Its implementation thus far has caused some delay in approvals for some of our New Jersey communities and may result in a reduction in the number of homes planned for some properties.

     Both prior to the enactment of the Fair Housing Act and in its implementation thus far, municipal approvals in some of the New Jersey municipalities in which we own land or land options required us to set aside up to 22% of the approved homes for sale at prices affordable to persons of low and moderate income. In order to comply with such requirements, we must sell these homes at a loss. We attempt to reduce some of these losses through increased density, certain cost saving construction measures and reduced land prices from the sellers of property. Such losses are absorbed by the market priced homes in the same developments.

     State Planning Act. Pursuant to the 1985 State Planning Act, the New Jersey State Planning Commission has adopted a State Development and Redevelopment Plan ("State Plan"). The State Plan, if fully implemented, would designate large portions of the state as unavailable for development or as available for development only at low densities, and other portions of the state for more intense development. State government agencies would be required to make permitting decisions in accordance with the State Plan, if it is fully implemented. The state government agencies have not yet adopted policies and regulations to fully implement the State Plan. The Governor has issued an Executive Order to all state agencies requiring compliance with the State Plan. It is unclear what effect this Executive Order may have on our ability to develop our land.

     The California Environmental Quality Act (CEQA) requires that every community comply with the CEQA. Compliance with CEQA may result in delay in obtaining the necessary approvals for commencement of the community, a reduction in the density permitted in the community, additional costs in developing the community, or denial of the permits necessary to construct the community.

     Conclusion. Despite our past ability to obtain necessary permits and approvals for our communities, it can be anticipated that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and substantial expenditures for pollution and water quality control, which could have a material adverse effect on us. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretation and application.

     Company Offices. We own our corporate headquarters, a four-story, 24,000 square feet office building located in Red Bank, New Jersey, a 17,450 square feet office building located in Winston-Salem, North Carolina, and 19,992 square feet in a Middletown, New Jersey condominium office building. We lease office space consisting of 101,691 square feet in various New Jersey locations, 7,460 square feet in Woodbridge, Virginia, 10,271 square feet in various North Carolina locations, 10,271 square feet in West Palm Beach, Florida, 17,566 square feet in southern California, and 13,478 square feet in various Texas locations.

ITEM 3 - LEGAL PROCEEDINGS

     We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the year ended October 31, 1999 no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on executive officers of the registrant is incorporated herein from Part III, Item 10.


PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

     The number of shares and all data presented on a per share basis in this Form 10-K have been adjusted to give effect to all stock splits. Our Class A Common Stock is traded on the American Stock Exchange and was held by 728 shareholders of record at December 31, 1999. There is no established public trading market for our Class B Common Stock, which was held by 629 shareholders of record at December 31, 1999. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 1999, 1998, and 1997:

                             Class A Common Stock
               ------------------------------------------------
               Oct. 31, 1999    Oct. 31, 1998    Oct. 31, 1997
               --------------   --------------   --------------
Quarter         High    Low      High    Low      High    Low
-------        ------  ------   ------  ------   ------  ------
First........  $ 9.25  $ 7.75   $ 9.25  $ 6.50   $7.63   $5.63
Second.......  $ 8.94  $ 6.81   $11.50  $ 8.56   $7.00   $6.25
Third........  $ 9.50  $ 7.88   $11.19  $ 8.50   $7.13   $5.69
Fourth.......  $ 8.88  $ 6.00   $ 9.88  $ 6.00   $8.13   $6.75

     On August 7, 1999 and October 1, 1999 we acquired two homebuilding companies. As part of the purchase price 1,845,359 shares of unregistered Class A Common Stock were issued to the sellers. 483,302 of these shares are being held in escrow (and thus not reported as issued and outstanding at October 31, 1999). There were no underwriters associated with these transactions. These shares were issued in private transactions in reliance upon Section 4(2) of the Securities Act of 1933.

     Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $35,415,000 was free of such restrictions at October 31, 1999. We have never paid dividends nor do we currently intend to pay dividends.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data and should be read in conjunction with the financial statements included elsewhere in this Form 10-
K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.

                                                     Year Ended
                                ------------------------------------------------
Summary Consolidated            October   October   October   October   October
Income Statement Data           31, 1999  31, 1998  31, 1997  31, 1996  31, 1995
------------------------------- --------  --------  --------  --------  --------
                                          (In Thousands Except Per Share Data)
Revenues....................... $948,287  $941,947  $784,136  $807,464  $777,745
Expenses.......................  897,670   900,655   796,260   782,458   756,091
                                --------  --------  --------  --------  --------
Income(loss) before income
  taxes and extraordinary loss.   50,617    41,292   (12,124)   25,006    21,654
State and Federal income taxes.   19,674    15,141    (5,154)    7,719     7,526
Extraordinary loss.............     (868)     (748)       --        --        --
                                --------  --------  --------  --------  --------
Net income (loss).............. $ 30,075  $ 25,403  $ (6,970) $ 17,287  $ 14,128
                                ========  ========  ========  ========  ========
Per Share Data:
Basic::
  Income (loss) before
    extraordinary loss......... $   1.45  $   1.20  $  (0.31) $   0.75  $   0.61
  Extraordinary loss...........     (.04)    (0.03)       --        --        --
                                --------  --------  --------  --------  --------
  Net income (loss)............ $   1.41  $   1.17  $  (0.31) $   0.75  $   0.61
                                ========  ========  ========  ========  ========
  Weighted average number of
    common shares outstanding..   21,404    21,781    22,409    23,037    23,032

Assuming Dilution:
  Income (loss) before
    extraordinary loss......... $   1.43  $   1.19  $  (0.31) $   0.75  $   0.61
  Extraordinary loss...........     (.04)    (0.03)
                                --------  --------  --------  --------  --------
  Net income (loss)............ $   1.39  $   1.16  $  (0.31) $   0.75  $   0.61
                                ========  ========  ========  ========  ========
  Weighted average number of
    common shares outstanding..   21,612    22,016    22,506    23,120    23,079

Summary Consolidated            October   October   October   October   October
Balance Sheet Data              31, 1999  31, 1998  31, 1997  31, 1996  31, 1995
------------------------------- --------  --------  --------  --------  --------
Total assets................... $712,816  $589,102  $637,082  $614,111  $645,378
Mortgages and notes payable.... $110,228  $150,282  $184,519  $145,336  $183,044
Bonds collateralized by
  mortgages receivable......... $  3,699  $  5,652  $  7,855  $  9,231  $ 17,880
Senior notes, participating
  senior subordinated
  debentures and subordinated
  notes........................ $250,000  $145,449  $190,000  $200,000  $200,000
Stockholders' equity........... $236,426  $201,392  $178,762  $193,622  $176,335


RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

     For purposes of computing the ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends, earnings consist of earnings (loss) from continuing operations before income taxes, minority interest, extraordinary items and cumulative effect of accounting changes, plus fixed charges (interest charges and preferred share dividend requirements of subsidiaries, adjusted to a pretax basis), less interest capitalized, less preferred share dividend requirements of subsidiaries adjusted to a pretax basis and less undistributed earnings of affiliates whose debt is not guaranteed by us.

     The following table sets forth the ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends for the periods indicated:

                                       Years Ended October 31,
                           --------------------------------------------------
                             1999      1998      1997      1996      1995
                           --------  --------  --------  --------  ----------
Ratio of earnings to
  fixed charges............   3.0       2.6       (a)       1.6       1.4
Ratio of earnings to
  combined fixed charges
  and preferred stock
  dividends.................  3.0       2.6       (a)       1.6       1.4

(a) No ratio is presented for the year ended October 31, 1997 as the earnings for such period were insufficient to cover fixed charges by $9,197,000.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Our cash uses during the twelve months ended October 31, 1999 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, the repurchase of common stock, the redemption of subordinated indebtedness, and the acquisition of two homebuilding companies.
We provided for our cash requirements from housing and land sales, the issuance of $150,000,000 Senior Notes, the revolving credit facility, the sale of commercial facilities, financial service income, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

     Our net income historically does not approximate cash flow from operating activities. The difference between net income and cash flow from operating activities is primarily caused by changes in inventory levels, mortgage loans and liabilities, and depreciation and impairment losses. When we are expanding our operations, which was the case in fiscal 1999, inventory levels increase causing cash flow from operating activities to decrease. Liabilities also increase as inventory levels increase. The increase in liabilities partially offsets the negative effect on cash flow from operations caused by the increase in inventory levels. As mortgage loans increase, cash flow from operations decreases. Conversely, as such loans decrease, cash flow from operations increases. Depreciation and impairment losses always increase cash flow from operating activities since they are non-cash charges to operations. We expect to be in an expansion mode in fiscal 2000. As a result, we expect cash flow from operations to be less than net income in fiscal 2000.

     In December 1998 the Board of Directors increased the stock repurchase program to purchase up to 3 million shares of Class A Common Stock. This authorization expires on December 31, 2000. As of October 31, 1999, 2,364,400 shares were repurchased under this program of which 772,900 were repurchased during the year ended October 31, 1999.

     Our bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") which provides a revolving credit line and letter of credit line of up to $275,000,000 through July 2002. Interest is payable monthly and at various rates of either the prime rate or Libor plus 1.45%. We believe that we will be able either to extend the Agreement beyond July 2002 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. As of October 31, 1999, borrowings under the Agreement were $70,125,000.

     The subordinated indebtedness issued by us and outstanding as of October 31, 1999 was $100,000,000 9 3/4% Subordinated Notes due June 2005. On May 4, 1999, we issued $150,000,000 9 1/8% Senior Notes due in April 2009. On June 7, 1999, we redeemed the remaining $45,449,000 principal amount 11 1/4% Subordinated Notes due April 2002. The early retirement of these notes resulted in an extraordinary loss of $868,000 net of income taxes of $468,000. The remaining proceeds were used to reduce the outstanding balance on our "Revolving Credit Facility" to zero at that time and for general corporate purposes.

     Our mortgage banking subsidiary borrows under a $100,000,000 bank warehousing arrangement which expires in June 2000. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of our subsidiaries. As of October 31, 1999, the aggregate outstanding principal amount of such borrowings was $33,733,000.

     The book value of our inventories, rental condominiums, and commercial properties completed and under development amounted to the following:

                                          October 31,   October 31,
                                             1999          1998
                                          ------------  ------------

Residential real estate inventory.......  $527,121,000  $375,733,000
Senior residential rental property......    10,650,000    10,794,000
                                          ------------  ------------
    Total residential real estate.......   537,771,000   386,527,000
Commercial properties...................       109,000    17,832,000
                                          ------------  ------------
    Combined Total......................  $537,880,000  $404,359,000
                                          ============  ============

     Total residential real estate increased $151,244,000 from October 31, 1998 to October 31, 1999 as a result of an inventory increase of $151,388,000 less depreciation of senior residential rental property. The increase in residential real estate inventory was primarily due to the acquisition of two homebuilding companies during the quarter ended October 31, 1999 and increases in California where we expect to significantly grow our business in fiscal 2000. These increases were offset by a decrease in our Northeast Region where delivery of homes is expected to decrease in fiscal 2000. Residential homes under construction or completed and included in residential real estate inventory at October 31, 1999 are expected to be closed during the next twelve months. Most residential real estate, completed or under development, is financed through our line of credit, senior notes and subordinated indebtedness.

     We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of a small option fee and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is kept to a minimum.

     The following table summarizes housing lots included in our total residential real estate:

                                     Total         Contracted       Remaining
                                     Home              Not             Lots
                                     Lots          Delivered        Available
                                   --------        ----------       ---------
October 31, 1999:
   Owned..........................   9,730             1,825           7,905
   Optioned.......................  17,078                96          16,982
                                   --------        ----------       ---------
     Total........................  26,808             1,921          24,887
                                   ========        ==========       =========

October 31, 1998:
   Owned..........................   8,054             1,673           6,381
   Optioned.......................  13,668                 8          13,660
                                   --------        ----------       ---------
     Total........................  21,722             1,681          20,041
                                   ========        ==========       =========

     The following table summarizes our started or completed unsold homes in active, substantially completed and suspended communities:

                               October 31,                  October 31,
                                  1999                         1998
                      --------------------------    -------------------------
                      Unsold                        Unsold
                      Homes     Models    Total     Homes     Models    Total
                      ------    ------    ------    ------    ------    ------

Northeast Region(1).    114        31       145       180        16       196
North Carolina......    129        --       129        93        --        93
Florida.............      5        --         5        24         6        30
Metro D.C...........     13         9        22        23        11        34
California..........     53        10        63        78        21        99
Texas...............    225        28       253        --        --        --
Poland..............     14        --        14        11        --        11
                      ------    ------    ------    ------    ------    ------
   Total                553        78       631       409        54       463
                      ======    ======    ======    ======    ======    ======

(1) Includes 6 unsold homes and 2 model homes from a New Jersey homebuilder acquired on August 7, 1999.

     Prior to the second quarter of fiscal 1997, our commercial properties represented long-term investments in commercial and retail facilities completed or under development. At the end of the second quarter of fiscal 1997, we announced we were planning an orderly exit from the business of owning investment properties. During fiscal 1997 and 1998, we sold all our commercial facilities and a 50% owned partnership sold its retail center. During fiscal 1999 we sold three land parcels. See "Results of Operations - Investment Properties."

     Collateral Mortgage Financing - collateral for bonds payable consists of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations. Financial Services - mortgage loans held for sale consist of residential mortgages receivable of which $32,844,000 and $71,002,000 at October 31, 1999 and October 31, 1998, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale are being held as an investment. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.


RESULTS OF OPERATIONS

     Our operations consist primarily of residential housing development and sales in our Northeast Region (comprised primarily of New Jersey, southern New York state, and eastern Pennsylvania), in southeastern Florida, North Carolina, Metro D. C. (northern Virginia), southern California, Texas and Poland. Our Texas operations are the result of the acquisition of a Texas homebuilder on October 1, 1999. In addition, we had developed and operated commercial properties as long-term investments in New Jersey, and, to a lesser extent, Florida, but have exited this business (see "Investment Properties" below).

     During the years ended October 31, 1999, 1998, and 1997, our Northeast Region, California Division and North Carolina Division housing operations consistently produced operating profits. In fiscal 1999, our Metro D.C. Division and Texas acquisition also produced profits. In 1999 and 1998, financial services operations were profitable. In addition, in 1998 and 1997 we earned profits from the liquidation of commercial properties. These profits have been reduced by net losses from our other housing divisions, corporate overhead, the writedown of certain residential inventories and commercial properties to their estimated fair value and the write-off of optioned properties and related approval, engineering and capitalized interest costs.
See "Notes to Consolidated Financial Statements - Note 11".

     Prior to fiscal 1998, our first two quarters produced the least amount of deliveries for the year and the fourth quarter produced the most deliveries for the year, sometimes in excess of 40% of total homes delivered. In fiscal 1998 management made a concerted effort to change this trend using new management tools to focus on delivery evenness and through a new quarterly bonus incentive plan. The percentage distribution of deliveries for the last three years is as follows:

                                    Quarter Ended
                ----------------------------------------------------------
                January 31   April 30    July 31    October 31    Total
                ----------  ----------  ----------  ----------  ----------
1999...........    22%          22%        25%         31%        100%
1998...........    24%          23%        26%         27%        100%
1997...........    16%          19%        25%         40%        100%

     During the year ended October 31, 1999 a higher percentage was delivered in the fourth quarter due to the acquisition of two homebuilding companies. In fiscal 2000 we expect a higher percentage of deliveries later in the fiscal year resulting from the projected flow of deliveries from recent homebuilding company acquisitions and the timing of community grand openings in our Northeast Region and California Division.

Total Revenues

     Compared to the same prior period, revenues increased (decreased) as follows:
                                               Year Ended
                                     -----------------------------
                                     October    October    October
                                     31, 1999   31, 1998   31, 1997
                                     ---------  ---------  ---------
                                         (Dollars in Thousands)
Homebuilding:
  Sale of homes......................$  12,909   $163,837   $(32,875)
  Land sales and other revenues......    1,998    (11,572)     8,371
Financial services...................    1,141      8,363       (481)
Investment properties................   (9,544)    (2,646)     2,838
Collateralized mortgage financing....     (164)      (171)    (1,181)
                                     ---------  ---------  ---------
     Total change....................$   6,340   $157,811   $(23,328)
                                     =========  =========  =========
  Percent change....................      0.7%      20.1%      (2.9%)
                                     =========  =========  =========

Homebuilding

     Compared to the same prior period, housing revenues increased $12.9 million or 1.4% for the year ended October 31, 1999, after increasing $163.8 million or 22.4% for the year ended October 31, 1998, and decreasing $32.9 million or 4.3% for the year ended October 31, 1997. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                                         Year Ended
                              ---------------------------------
                              October     October     October
                              31, 1999    31, 1998    31, 1997
                              ---------   ---------   ---------
                                   (Dollars in Thousands)
Northeast Region (1):
  Housing Revenues............$560,586    $595,873    $445,817
  Homes Delivered.............   2,063       2,530       2,128

North Carolina:
  Housing Revenues............$145,153    $127,592    $125,242
  Homes Delivered.............     756         687         695

Florida:
  Housing Revenues............$ 36,566    $ 44,168    $ 74,146
  Homes Delivered.............     159         241         418

Metro D.C.:
  Housing Revenues............$  45,493    $ 38,904    $ 14,398
  Homes Delivered.............      198        152          70

California:
  Housing Revenues............$  105,941   $ 82,546    $ 69,252
  Homes Delivered.............       514       457         365

Texas:
  Housing Revenues............$   13,184        --          --
  Homes Delivered.............        66        --          --

Poland:
  Housing Revenues............$    1,630  $  6,561    $  2,952
  Homes Delivered.............        12        71          41

Totals:
  Housing Revenues............$  908,553  $895,644    $731,807
  Homes Delivered.............     3,768     4,138       3,717

(1) Fiscal 1999 includes $31,961,000 housing revenues and 88 homes from a New Jersey homebuilder acquired on August 7, 1999.

     The overall increase in housing revenues was the net result of increases in average sales prices offset by decreased deliveries. The increase in average sales prices during the year ended October 31, 1999 is primarily due to the increases in all markets except Metro D. C. The increased average sales prices in the Northeast Region and North Carolina were primarily attributed to the rise in base home prices and the sale of more decorator and structural options. In Florida, average sales prices increased as a result of fewer communities, all of which are higher priced single family developments. In Metro D.C., average sales prices decreased because of a change in product mix to smaller single family homes. In California, sales prices increased due to a change in product mix to larger, more expensive homes.

     The decrease in homes delivered was primarily due to significant decreases in the Northeast Region and Florida while the other divisions increased deliveries slightly. The decrease in the Northeast Region was attributable to fewer communities open for sale. We expect the Northeast Region to stay at roughly the 2,000 home level in fiscal 2000 and then increase in fiscal 2001 due to an increase of active selling communities. In Florida, due to operating losses we decided to cut back operations in fiscal 1997 and have only one active community delivering homes in fiscal 2000. All other divisions increased home deliveries in 1999 due to the increase in the number of active selling communities. In fiscal 2000 we expect a significant home delivery increase in California. In addition, consolidated home deliveries will increase in fiscal 2000 due to a full year of operations in Texas.

     Unaudited quarterly housing revenues and net sales contracts using base sales prices by market area for the years ending October 31, 1999, 1998, and 1997 are set forth below:

Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1999   31, 1999   30, 1999   31, 1999
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region (1)....... $164,899   $142,503   $126,501   $126,683
  North Carolina.............   47,251     38,269     30,553     29,080
  Florida....................    9,012      9,690      9,531      8,333
  Metro D.C..................   15,541     11,400      6,005     12,547
  California.................   37,290     24,792     26,548     17,311
  Texas......................   13,184         --         --         --
  Poland.....................      282        417         --        931
                              ---------  ---------  ---------  ---------
      Total.................. $287,459   $227,071   $199,138   $194,885
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region (1)....... $135,514   $111,083   $114,924   $ 90,163
  North Carolina.............   25,757     33,078     50,673     31,111
  Florida....................    2,532      4,471      9,050     11,530
  Metro D.C..................   12,246     14,338     16,201     11,077
  California.................   36,197     37,788     24,135     17,817
  Texas......................    5,416         --         --         --
  Poland.....................      698        172         --        482
                              ---------  ---------  ---------  ---------
      Total.................. $218,360   $200,930   $214,983   $162,180
                              =========  =========  =========  =========

(1) Includes $31,961,000 housing revenues and $12,922,000 sales contracts in the quarter ended October 31, 1999 from a New Jersey homebuilder acquired on August 7, 1999.

                                           Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1998   31, 1998   30, 1998   31, 1998
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $157,882   $162,847   $136,133   $139,011
  North Carolina.............   38,997     34,655     28,264     25,676
  Florida....................   11,291      8,111     15,254      9,512
  Metro D.C..................   16,687     11,256      4,843      6,118
  California.................   22,980     18,832     17,613     23,121
  Poland.....................    2,283      2,199      1,460        619
                              ---------  ---------  ---------  ---------
      Total.................. $250,120   $237,900   $203,567   $204,057
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $114,144   $124,144   $188,082   $ 98,814
  North Carolina.............   37,085     33,302     35,990     23,903
  Florida....................    5,385      9,503      8,631      7,802
  Metro D.C..................   11,834     15,265      9,583      3,866
  California.................   21,325     25,402      9,535     18,769
  Poland.....................    1,758        516        332      1,277
                              ---------  ---------  ---------  ---------
      Total.................. $191,531   $208,132   $252,153   $154,431
                              =========  =========  =========  =========

                                            Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1997   31, 1997   30, 1997   31, 1997
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $193,513   $118,186   $ 70,678   $ 63,440
  North Carolina.............   41,566     35,293     26,341     22,042
  Florida....................   28,951     14,325     17,042     13,828
  Metro D.C..................    5,214      2,759      3,018      3,407
  California.................   23,317     15,113     18,489     12,333
  Poland.....................    1,212      1,008        667         65
                              ---------  ---------  ---------  ---------
      Total.................. $293,773   $186,684   $136,235   $115,115
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $134,280   $124,860   $118,840   $ 92,544
  North Carolina.............   29,409     30,339     35,988     31,506
  Florida....................   11,134     15,296     21,399      9,708
  Metro D. C.................    5,618      3,761      5,279      2,478
  California.................   24,255     22,785     22,383     16,268
  Poland.....................    2,109        436        468      1,607
                              ---------  ---------  ---------  ---------
      Total.................. $206,805   $197,477   $204,357   $154,111
                              =========  =========  =========  =========

     Our contract backlog using base sales prices by market area is set forth below:

                                 October    October    October
                                 31, 1999   31, 1998   31, 1997
                                 ---------  ---------  ---------
                                      (Dollars in Thousands)
Northeast Region (1):
   Total Contract Backlog........$286,149   $270,753   $266,889
   Number of Homes...............   1,125      1,132      1,287

North Carolina:
   Total Contract Backlog........$ 44,534   $ 48,713   $ 45,879
   Number of Homes...............     207        235        232

Florida:
   Total Contract Backlog........$  8,705   $ 14,800   $ 25,315
   Number of Homes...............      37         73        150

Metro D.C.:
   Total Contract Backlog........$ 34,484   $ 26,083   $  7,621
   Number of Homes...............     149        115         27

California:
   Total Contract Backlog........$ 34,313   $ 20,721   $ 25,636
   Number of Homes...............     129        119        137

Texas:
   Total Contract Backlog........$ 51,610         --         --
   Number of Homes...............     261         --         --

Poland:
   Total Contract Backlog........$    865   $    746   $  2,974
   Number of Homes...............      13          7         39

Totals:
   Total Contract Backlog........$460,660   $381,816   $374,314
   Number of Homes...............   1,921      1,681      1,872

Fiscal 1999 includes $38,832,000 total contract backlog and 123 number of homes from a New Jersey homebuilder acquired on August 7, 1999.

     We have written down or written off certain residential inventories $2.1, $4.0 million, and $14.0 million during the years ended October 31, 1999, 1998, and 1997, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements - Note 11" for additional explanation. These writedowns and writeoffs were incurred primarily because of lower property values, a change in the marketing strategy to liquidate a particular property, or the decision not to exercise an option.

     During the year ended October 31, 1999 we wrote off one residential land option including approval and engineering costs amounting to $0.3 million. We did not exercise this option because the community's proforma profitability did not produce an adequate return on investment commensurate with the risk. In addition, we wrote down one land parcel in Florida, one residential community in New York and two residential communities in North Carolina. The Florida land parcel was written down based on recent purchase offers. The communities were written down based on our decision to discontinue selling homes and offer the remaining lots for sale. The result of the above decisions was a reduction in inventory carrying amounts to fair value, resulting in a $1.8 million impairment loss in accordance with FAS 121.

     During the year ended October 31, 1998, we wrote down one Florida residential community and one New Jersey parcel of land for sale. In the Florida residential community, higher discounts were being offered to speed up sales. At the New Jersey land site, lots were being contracted at prices lower than anticipated. The result of the above decisions was a reduction in inventory carrying amounts to fair value, resulting in a $1.9 million impairment loss in accordance with FAS 121. We also wrote off three New
Jersey residential land options including approval, engineering and capitalized interest costs amounting to $2.1 million. We did not exercise these options because of changes in local market conditions and difficulties in obtaining government approvals.

     During the year ended October 31, 1997, we wrote down certain residential communities, and wrote off certain residential land options including approval, engineering and capitalized interest costs. In Florida, our return on investment was unsatisfactory. As a result, we established a goal to reduce our investment in Florida by $25.0 million. To do so on an accelerated basis, we reduced prices and offered pricing concessions in all Florida residential communities. We also decided to sell all inactive properties in Florida. In the Northeast Region, we changed the product type to be constructed on a parcel of land we own. In an active community in the Northeast Region, we incurred unforeseen development costs. Also in the Northeast, we decided to sell an optioned property instead of developing it. The result of the above decisions was a reduction in fair values below carrying amounts and, in accordance with FAS 121, we recorded an impairment loss on the related inventories. At October 31, 1997, residential inventories were reduced $9.3 million to reduce such inventories to estimated fair value. The Northeast Region also wrote off costs associated with three optioned properties and related approval, engineering and capitalized interest costs amounting to $4.7 million. In two cases, we decided not to exercise the option due to environmental problems. The third option was not exercised because the community's proforma profitability did not produce an adequate return on investment commensurate with the risk.


     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                       Year Ended
                             ---------------------------------
                             October     October     October
                             31, 1999    31, 1998    31, 1997
                             ---------   ---------   ---------
                                  (Dollars In Thousands)

Sale of homes..............  $908,553    $895,644    $731,807
Cost of sales..............   718,259     740,871     617,312
                             ---------   ---------   ---------
Housing gross margin.......  $190,294    $154,773    $114,495
                             =========   =========   =========
Gross margin percentage....    20.9%        17.3%       15.6%
                             =========   =========   =========

     Cost of sales expenses as a percentage of home sales revenues are presented below:
                                      Year Ended
                             ---------------------------------
                             October     October     October
                             31, 1999    31, 1998    31, 1997
                             ---------   ---------   ---------

Sale of homes..............    100.0%      100.0%      100.0%
                             ---------   ---------   ---------
Cost of sales:
  Housing, land and
   development costs.......     71.0        74.8        76.0
  Commissions..............      2.0         1.9         2.0
  Financing concessions....      0.8         0.7         0.9
  Overheads................      5.3         5.3         5.5
                             ---------   ---------   ---------
Total cost of sales........     79.1        82.7        84.4
                             ---------   ---------   ---------
Gross margin percentage....     20.9%       17.3%       15.6%
                             =========   =========   =========

     We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both the communities and of home types delivered, consolidated gross margin will fluctuate up or down. During the year ended October 31, 1999, our gross margin percentage increased 3.6% from the previous year. This can be attributed to higher gross margins being achieved in each of our markets. Higher gross margins are primarily attributed to positive effects from process redesign and quality programs that reduced the housing and land development costs, selective price increases or reduced selling incentives in our stronger markets, and an increased percentage of deliveries from the better performing communities. Another factor affecting the gross margin percentage is in the Northeast Region gross margin percentages are higher compared to our other markets. In 1999, the gross margin was negatively affected by a lower percentage of housing revenues from the Northeast Region amounting to 61.7% in fiscal 1999 compared to 66.5% in fiscal 1998. In fiscal 2000 we expect margins to remain the same or decrease slightly. This is primarily the result of a higher percentage of deliveries coming from outside the Northeast Region where margins are historically lower.

     During the year ended October 31, 1998, gross margins increased in all our markets compared to the prior year except Florida. The reasons for the increase in 1998 are the same as above for 1999. In addition, deliveries increased in the Northeast Region to 66.5% compared to the prior year of 60.9%.

     Selling and general administrative expenses as a percentage of homebuilding revenues increased to 8.8% for the year ended October 31, 1999 from 7.5% for the year ended October 31, 1998 which had decreased from 8.2% for the year ended October 31, 1997. The dollar amount of selling and general expenses has increased the last two years to $81.4 million for the year ended October 31, 1999 from $67.5 million for the year ended October 31, 1998 which increased from $62.5 million for the previous year. The overall percentage and dollar increases in such expenses in 1999 are attributable to increases in all our markets but primarily due to fewer deliveries in our Northeast Region and due to Northeast Region and California administration cost increases. The percentage decrease during the year ended October 31, 1998 was due to increased deliveries. The dollar increase in 1998 was due to increased administration and marketing costs.

Land Sales and Other Revenues

     Land sales and other revenues consist primarily of land and lot sales, interest income, contract deposit forfeitures, cash discounts, national contract rebates, and corporate owned life insurance benefits.

     A breakout of land and lot sales is set forth below:

                                                Year Ended
                                       ----------------------------
                                       October   October   October
                                       31, 1999  31, 1998  31, 1997
                                       --------  --------  --------
                                              (In Thousands)

Land and lot sales...................  $12,077   $ 8,636   $22,855
Cost of sales........................   11,766     8,070    17,005
                                       --------  --------  --------
Land and lot sales gross margin......  $   311   $   566   $ 5,850
                                       ========  ========  ========

Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consists primarily of originating mortgages from our homebuyers, as well as from third parties, selling such mortgages in the secondary market, and title insurance activities. During the year ended October 31, 1999 and 1998 financial services provided a $1.0 and $2.1 million pretax profit, respectively, up from break even in 1997. In the market areas served by our wholly-owned mortgage banking subsidiaries, approximately 57%, 58%, and 51% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 1999, 1998, and 1997, respectively. Our mortgage banking goals are to improve profitability by increasing the capture rate of our homebuyers and expanding our business to include originations from unrelated third parties. During the years ended October 31, 1999 and 1998, third party loans amounted to 48% and 40%, respectively, of total mortgage closings. Most servicing rights on new mortgages originated by us will be sold as the loans are closed.


Investment Properties

     Investment Properties consist of rental properties, property management, and gains or losses from sale of such property. See "Capital Resources and Liquidity" for information on our decision to sell our investment properties.
We plan to liquidate all properties except for our senior rentals. At October 31, 1999, all properties except one small land parcel had been liquidated. During the year ended October 31, 1999 we sold three land parcels for a total sales price of $20.8 million and recorded a net loss before income taxes of $0.5 million. During the years ended October 31, 1998 and 1997, investment property revenues included a $6.5 million pretax gain and a $4.9 million pretax gain, respectively, from the sale of its commercial facilities and land. Investment properties' expenses do not include interest expense (see "Interest" below).


Collateralized Mortgage Financing

     In the years prior to February 29, 1988 we pledged mortgage loans originated by our mortgage banking subsidiaries against collateralized mortgage obligations ("CMOs"). Subsequently, we discontinued our CMO program. As a result, CMO operations are diminishing as pledged loans are decreasing through principal amortization and loan payoffs, and related bonds are reduced. In recent years, as a result of bonds becoming callable, we have also sold a portion of our CMO pledged mortgages.


Corporate General and Administrative

     Corporate general and administrative expenses includes the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses were 3.0%, 2.2%, and 1.9% for the years ended October 31, 1999, 1998, and 1997, respectively. In 1999, the increase was primarily attributed to increased expenditures for long term improvement initiatives. In 1998, the increase was primarily attributed to increased bonus accruals (there were no bonus accruals based on the Return on Equity incentive program in 1997), increased depreciation from the amortization of capitalized process redesign costs in prior years and increased expenditures for long term improvement initiatives. Our long term improvement initiatives include total quality, process redesign (net of capitalized expenses), and training. Such initiatives resulted in additional expenses for the years ended October 31, 1999, 1998, and 1997 amounting to $7.5 million, $3.8 million, and $2.2 million, respectively. Beginning in fiscal year 2000 we will be required to capitalize certain computer software development costs in accordance with SOP 98-1, "Accounting For the Costs of Computer Software Development For or Obtained For Internal Use." We have not yet determined the impact on net income in connection with the adoption of SOP 98-1.


Interest

     Interest expense includes housing, land and lot, and rental properties interest. Interest expense is broken down as follows:


                                           Year Ended
                                 -------------------------------
                                 October    October    October
                                 31, 1999   31, 1998   31, 1997
                                 ---------  ---------  ---------
                                          (In Thousands)

Sale of homes..................  $28,093    $ 31,499   $ 29,505
Land and lot sales.............    1,082         652        962
Rental properties..............    1,168       2,272      5,308
                                 ---------  ---------  ---------
Total..........................  $30,343    $ 34,423   $ 35,775
                                 =========  =========  =========

Housing interest as a percentage of sale of home revenues amounted to 3.1%, 3.5%, and 4.0% for the years ended October 31, 1999, 1998, and 1997, respectively. The decrease in the percentage for the years ended October 31, 1999 and 1998 was primarily due to decreased levels of debt during the year compared to the prior year. This decrease is the result of management's goal to deleverage the Company, and debt reductions from cash generated by the liquidation of investment properties and earnings.

Other Operations

     Other operations consist primarily of miscellaneous residential housing operations, amortization of senior and subordinated note issuance expenses, earnout payments from homebuilding company acquisitions and corporate owned life insurance loan interest.


Total Taxes

     Total taxes as a percentage of income before income taxes amounted to 38.9% and 36.7% for the years ended October 31, 1999 and 1998, respectively. Net tax benefits as a percentage of the loss before income taxes amounted to 42.5% for the year ended October 31, 1997. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income. (See "Notes to Consolidated Financial Statements - Note 10" for an additional explanation of taxes.)


Extraordinary Loss

     On June 7, 1999, we redeemed $45,449,000 of our outstanding 11 1/4% Subordinated Notes due 2002 at an average price of 101.875% of par which resulted in an extraordinary loss of $868,000 net of income taxes of $468,000.


Year 2000 Issues

     We have fully implemented a plan to resolve our information technology ("IT") and non-IT system year 2000 issues. We designated a full-time year 2000 project leader, engaged consultants to review and evaluate our plan, completed the identification of our IT and non-IT noncompliant systems and evaluated subcontractors' and suppliers' state of readiness. Our plan prioritized our efforts on our software systems and computer hardware equipment. We believe we have upgraded, fixed or retired 100% of our critical noncompliant systems. All other IT and non-IT systems are not considered critical to our operations, and if noncapable for year 2000, would only be an inconvenience. The cost of implementing the plan did not have a material impact on earnings in fiscal 1999 and was funded through operations.

     We are concerned about the readiness of our subcontractors and suppliers. We have communicated with 100% of these third parties. We have been informed that substantially all of the subcontractors and suppliers are year 2000 compliant. Any third parties whose lack of readiness as to year 2000 issues would have an impact on our operations are being replaced. In most cases, we use more than one subcontractor and supplier so finding replacements was not difficult.

     We believe we have solved all significant year 2000 issues. We do not believe we will have material lost revenues due to the year 2000 issues. Based on the above, we did not develop a worst-case year 2000 scenario. However, we have a year 2000 contingency plan which, if necessary, is ready to implement.


Inflation

     Inflation has a long-term effect on us because increasing costs of land, materials and labor result in increasing sales prices of our homes. In general, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant inflationary risk faced by the housing industry generally is that rising housing costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. In recent years, in the price ranges in which we sell homes, we have not found this risk to be a significant problem.

     Inflation has a lesser short-term effect on us because we generally negotiate fixed price contracts with our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between four to twelve months. Construction costs for residential buildings represent approximately 57% of our homebuilding cost of sales.

Item 7(A) - Quantitative and Qualitative Disclosures About Market Risk.

     The primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from FNMA, FHLMC, GNMA securities and private investors. Accordingly the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following tables set forth as of October 31, 1999 and 1998, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV"). There have been no significant changes in our market risk from October 31, 1998 to October 31, 1999.

                        As of October 31, 1999 for the
                           Year Ended October 31,
                   --------------------------------------
                                                                                  FMV @
                    2000    2001    2002    2003    2004   Thereafter   Total   10/31/99
                   ------  ------  ------  ------  ------  ----------  -------- ---------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate.......$4,999  $  132  $  138  $2,585  $   74   $250,613   $258,541 $246,164
  Average interest
    rate........... 8.80%   7.60%   7.63%   7.04%   8.38%      9.37%      9.34%       --
  Variable Rate....$  600  $  927      --      --      --         --   $  1,527 $  1,527
  Average interest
    rate........... 6.00%   8.75%      --      --      --         --      7.67%       --


                      As of October 31, 1998 for the
                           Year Ended October 31,
                   --------------------------------------
                                                                                 FMV @
                    1999    2000    2001    2002    2003   Thereafter   Total  10/31/98
                   ------  ------  ------  ------  ------  ----------  -------- ---------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate.......$  115  $  119  $  132  $50,804 $2,581   $100,685   $154,436 $145,186
  Average interest
    rate........... 7.59%   7.62%   7.60%   10.70%  7.04%      9.74%     10.01%       --
  Variable Rate....$1,932  $  600     926  $    -- $   --   $     --   $  3,458 $  3,458
  Average interest
    rate........... 9.22%   8.00%   8.64%       --     --         --      8.85%       --

(1) Does not include bonds collateralized by mortgages receivable.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.


Item 9 - CHANGES IN OR DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the years ended October 31, 1999, 1998, and 1997, there have not been any changes in or disagreements with accountants on accounting and financial disclosure.


PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by Item l0, except as set forth below under the heading "Executive Officers of the Registrant", is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on March 16, 2000, which will involve the election of directors.

Executive Officers of the Registrant

     Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

                                                                 Year Started
       Name            Age             Position                  With Company

Kevork S. Hovnanian     76    Chairman of the Board and               l967
                                Director of the Company.

Ara K. Hovnanian        42    Chief Executive Officer, President      1979
                                and Director of the Company.

Paul W. Buchanan        49    Senior Vice President-Corporate         l981
                                Controller and Director of the
                                Company.

William L. Carpitella   45    Senior Vice President,
                                Organizational Development            1997

Peter S. Reinhart       49    Senior Vice President and General       1978
                                Counsel and Director of the
                                Company.

John D. Roberts         37    Vice President Process Redesign         1998

J. Larry Sorsby         44    Senior Vice President, Treasurer        1988
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

     Mr. Reinhart has been Senior Vice President and General Counsel since April 1985. Mr. Reinhart was elected a Director of the Company in December l98l.

     Mr. Roberts joined the Company in January 1998 as Vice President Process Redesign. Prior to joining the Company Mr. Roberts worked for Deloitte & Touche Consulting Group ("D & T") from August 1993. At D & T Mr. Roberts was Senior Consultant until August 1994, then Manager until August 1995 and then Senior Manager until he joined the Company.

     Mr. Sorsby was appointed Senior Vice President, Treasurer and Chief Financial Officer of the Company in February, 1996 after serving as Senior Vice President-Finance/Treasurer of the Company since March 1991.


Item 11 - EXECUTIVE COMPENSATION

     The information called for by Item ll is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 16, 2000, which will involve the election of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by Item l2 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 16, 2000, which will involve the election of directors.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item l3 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 16, 2000, which will involve the election of directors.

PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page

Financial Statements:

  Index to Consolidated Financial Statements.......................  F-1
  Report of Independent Auditors...................................  F-2
  Consolidated Balance Sheets at October 31, 1999 and 1998.........  F-3
  Consolidated Statements of Operations for the years ended
     October 31, 1999, 1998, and 1997..............................  F-5
  Consolidated Statements of Stockholders' Equity for the years ended October 31, 1999, 1998, and 1997........................  F-6
  Consolidated Statements of Cash Flows for the years ended
     October 31, 1999, 1998, and 1997..............................  F-7
  Notes to Consolidated Financial Statements.......................  F-8

     No schedules are applicable to us or have been omitted because the required information is included in the financial statements or notes thereto.


Exhibits:

     3(a)  Certificate of Incorporation of the Registrant.(1)
     3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant.(6)
     3(c)  Bylaws of the Registrant.(6)
     4(a)  Specimen Class A Common Stock Certificate.(6)
     4(b)  Specimen Class B Common Stock Certificate.(6)
     4(c)  Indenture dated as of May 28, 1993, relating to 9 3/4%
           Subordinated Notes between Registrant and First Fidelity Bank, National Association, New Jersey, as Trustee, including form of
           9 3/4% Subordinated Note due 2005.(4)
     4(d) Indenture dated as of May 4, 1999, relating to 9 1/8% Senior Notes between the Registrant and First Fidelity Bank, including form of
           9 1/8% Senior Notes due May 1, 2009.(7)
     10(a) Amended and Restated Credit Agreement dated July 29, 1998 among
           K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc.,
           certain Subsidiaries Thereof, PNC Bank, National Association,
           First Union National Bank, NationsBank, National Association,
           First National Bank of Boston, Bank of America National Trust and Savings Association, The First National Bank of Chicago, Comerica Bank, Credit Lyonnais New York Branch and Guaranty Federal F.S.B.
     10(b) Amendment to the Amended and Restated Credit Agreement (Exhibit
           10(a)) dated July 13, 1999
     10(c) Description of Management Bonus Arrangements.(6)
     10(d) Description of Savings and Investment Retirement Plan.(1)
     10(e) Stock Incentive Plan (9).
     10(f) Management Agreement dated August 12, 1983 for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
     10(g) Agreement dated July 8, 1981 between Hovnanian Properties of
           Atlantic County, Inc. and Kevork S. Hovnanian.(2)
     10(h) Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
     10(i) Description of Deferred Compensation Plan.(5)
     12    Ratio of Earnings to Fixed Charges
     21    Subsidiaries of the Registrant.
     23    Consent of Independent Auditors
     27    Financial Data Schedules
     (1)   Incorporated by reference to Exhibits to Registration
           Statement (No. 2-85198) on Form S-1 of the Registrant.
     (2)   Incorporated by reference to Exhibits to Registration Statement
           (No. 33-46064) on Form S-3 of the Registrant.
     (3)   Incorporated by reference to Exhibits to Annual Report on Form 10
           -K for the year ended February 28, 1986 of the Registrant.
     (4)   Incorporated by reference to Exhibits to Registration Statement
           (No. 33-61778) on Form S-3 of the Registrant.
     (5)   Incorporated by reference to Exhibits to Annual Report on Form 10-
           K for the year ended February 28, 1990 of the Registrant.
     (6) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1994 of the Registrant.
     (7) Incorporated by reference to Exhibits to Registration Statement (No. 333-75939) on Form S-3 of the Registrant.
     (8) Incorporated by reference to Exhibits to Quarterly Report on Form 10Q for the quarter ended July 31, 1999 of the Registrant.
     (9)   Incorporated by the Proxy Statement of the Registrant Filed on
           Schedule 14A dated January 15, 1999.

Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended October 31, 1999.

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

                                          Hovnanian Enterprises, Inc.
                                      By:

                                          /S/KEVORK S. HOVNANIAN
                                          Kevork S. Hovnanian
                                          Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



/S/KEVORK S. HOVNANIAN            Chairman of The Board              1/13/00
Kevork S. Hovnanian               and Director



/S/ARA K. HOVNANIAN               Chief Executive Officer,           1/13/00
Ara K. Hovnanian                  President and Director



/S/PAUL W. BUCHANAN               Senior Vice President              1/13/00
Paul W. Buchanan                  Corporate Controller and
                                  Director



/S/PETERS. REINHART               Senior Vice President and          1/13/00
Peter S. Reinhart                 General Counsel and Director



/S/J. LARRY SORSBY                Senior Vice President,             1/13/00
J. Larry Sorsby                   Treasurer, Chief Financial
                                  Officer and Director



/S/WILLIAM L. CARPITELLA          Senior Vice President,             1/13/00
William L. Carpitella             Organizational Development



HOVNANIAN ENTERPRISES, INC.

Index to Consolidated Financial Statements

                                                                      Page
Financial Statements:

   Independent Auditors' Report...................................    F-2

   Consolidated Balance Sheets as of October 31, 1999 and 1998....    F-3

   Consolidated Statements of Operations for the Years Ended
   October 31, 1999, 1998, and 1997...............................    F-5

   Consolidated Statements of Stockholders' Equity for the Years
   Ended October 31, 1999, 1998, and 1997.........................    F-6

   Consolidated Statements of Cash Flows for the Years Ended
   October 31, 1999, 1998, and 1997...............................    F-7

   Notes to Consolidated Financial Statements.....................    F-8

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.


REPORT OF INDEPENDENT AUDITORS


To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.


                                            /S/Ernst & Young LLP


New York, New York
December 16, 1999

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                  October 31,    October 31,
          ASSETS                                      1999           1998
                                                  ------------   ------------
Homebuilding:
  Cash and cash equivalents(Note 5)..............    $ 17,163      $  13,306
                                                  ------------   ------------
  Inventories - At the lower of cost or fair
      value (Notes 7 and 11):
    Sold and unsold homes and lots under
      development................................     475,196        332,225
    Land and land options held for future
      development or sale........................      51,925         43,508
                                                  ------------   ------------
      Total Inventories..........................     527,121        375,733
                                                  ------------   ------------

  Receivables, deposits, and notes (Note 12).....      30,675         29,490
                                                  ------------   ------------

  Property, plant, and equipment - net (Note 4)..      26,500         16,831
                                                  ------------   ------------

  Prepaid expenses and other assets (Note 15)....      55,308         32,650
                                                  ------------   ------------
      Total Homebuilding.........................     656,767        468,010
                                                  ------------   ------------

Financial Services:
  Cash...........................................       2,202          1,486
  Mortgage loans held for sale (Note 6)..........      33,158         71,611
  Other assets...................................       1,563          3,717
                                                  ------------   ------------
      Total Financial Services...................      36,923         76,814
                                                  ------------   ------------

Investment Properties:
  Held for sale:
    Land and improvements (Notes 4 and 11).......         109         17,832
    Other assets.................................         556            295
  Held for investment:
    Cash.........................................                        762
    Rental property - net (Note 4)...............      10,650         10,794
    Other assets.................................         889            868
                                                  ------------   ------------
      Total Investment Properties................      12,204         30,551
                                                  ------------   ------------

Collateralized Mortgage Financing:
  Collateral for bonds payable (Note 6)..........       5,006          5,970
  Other assets...................................         238            426
                                                  ------------   ------------
      Total Collateralized Mortgage Financing....       5,244          6,396
                                                  ------------   ------------
Income Taxes Receivable - Including deferred tax
  benefits (Note 10).............................       1,723          7,331
                                                  ------------   ------------
Total Assets.....................................    $712,861       $589,102
                                                  ============   ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                      October 31,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1999        1998
                                                     ------------  ------------
Homebuilding:
  Nonrecourse land mortgages (Note 7)...............    $  6,407      $ 11,846
  Accounts payable and other liabilities............      73,057        53,765
  Customers' deposits (Note 5)......................      25,647        23,857
  Nonrecourse mortgages secured by operating
    properties (Note 7).............................       3,662         3,770
                                                     ------------  ------------
      Total Homebuilding............................     108,773        93,238
                                                     ------------  ------------
Financial Services:
  Accounts payable and other liabilities............       1,218         2,422
  Mortgage warehouse line of credit (Notes 6 and 7).      30,034        66,666
                                                     ------------  ------------
      Total Financial Services......................      31,252        69,088
                                                     ------------  ------------
Investment Properties:
  Accounts payable and other liabilities............         932         1,373
                                                     ------------  ------------
      Total Investment Properties...................         932         1,373
                                                     ------------  ------------
Collateralized Mortgage Financing:
  Accounts payable and other liabilities............                         6
  Bonds collateralized by mortgages
    receivable (Note 6).............................       3,699         5,652
                                                     ------------  ------------
      Total Collateralized Mortgage Financing.......       3,699         5,658
                                                     ------------  ------------
Notes Payable:
  Revolving credit agreement (Note 7)...............      70,125        68,000
  Senior notes (Note 8).............................     150,000
  Subordinated notes (Note 8).......................     100,000       145,449
  Accrued interest..................................      11,654         4,904
                                                     ------------  ------------
      Total Notes Payable...........................     331,779       218,353
                                                     ------------  ------------
      Total Liabilities.............................     476,435       387,710
                                                     ------------  ------------
Commitments and Contingent Liabilities (Notes 5 and 14)

Stockholders' Equity (Notes 13 and 14):
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 17,218,442 shares in 1999
    and 15,803,297 shares in 1998 (including 2,710,274
    shares in 1999 and 1,937,374 shares in 1998 held
    in Treasury)....................................         172           157
  Common Stock,Class B,$.01 par value
    (convertible to Class A at time of sale)
    -authorized 13,000,000 shares; issued 7,997,083
    shares in 1999 and 8,040,171 shares in 1998
    (both years include 345,874 shares held in
    Treasury).......................................          79            80
  Paid in Capital...................................      45,856        34,561
  Retained Earnings (Note 8)........................     213,257       183,182
  Treasury Stock - at cost..........................     (22,938)      (16,588)
                                                     ------------  ------------
      Total Stockholders' Equity....................     236,426       201,392
                                                     ------------  ------------
Total Liabilities and Stockholders' Equity..........    $712,861      $589,102
                                                     ============  ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
                                                        Year Ended
                                               -------------------------------
                                               October    October    October
                                               31, 1999   31, 1998   31, 1997
                                               ---------  ---------  ---------
Revenues:
  Homebuilding:
    Sale of homes............................. $908,553   $895,644   $731,807
    Land sales and other revenues (Note 12)...   17,409     15,411     26,983
                                               ---------  ---------  ---------
      Total Homebuilding......................  925,962    911,055    758,790
  Financial Services..........................   20,239     19,098     10,735
  Investment Properties (Note 12).............    1,567     11,111     13,757
  Collateralized Mortgage Financing...........      519        683        854
                                               ---------  ---------  ---------
      Total Revenues..........................  948,287    941,947    784,136
                                               ---------  ---------  ---------
Expenses:
  Homebuilding:
    Cost of sales.............................  730,025    748,941    634,317
    Selling, general and administrative.......   81,396     67,519     62,475
    Inventory impairment loss (Note 11).......    2,091      3,994     14,019
                                               ---------  ---------  ---------
      Total Homebuilding......................  813,512    820,454    710,811
                                               ---------  ---------  ---------
  Financial Services..........................   19,195     17,010     10,780
                                               ---------  ---------  ---------
  Investment Properties:
    Operations................................    1,772      3,395      5,909
    Provision for impairment loss (Note 11)...               1,038     14,446
                                               ---------  ---------  ---------
      Total Investment Properties.............    1,772      4,433     20,355
                                               ---------  ---------  ---------
  Collateralized Mortgage Financing...........      504        672        878
                                               ---------  ---------  ---------
  Corporate General and Administrative(Note 3)   28,652     21,048     15,088
                                               ---------  ---------  ---------
  Interest....................................   30,343     34,423     35,775
                                               ---------  ---------  ---------
  Other operations............................    3,692      2,615      2,573
                                               ---------  ---------  ---------
      Total Expenses..........................  897,670    900,655    796,260
                                               ---------  ---------  ---------
Income(Loss)Before Income Taxes and
  Extraordinary Loss..........................   50,617     41,292    (12,124)
                                               ---------  ---------  ---------
State and Federal Income Taxes:
  State (Note 10).............................    5,093      3,572      1,796
  Federal (Note 10)...........................   14,581     11,569     (6,950)
                                               ---------  ---------  ---------
    Total Taxes...............................   19,674     15,141     (5,154)
                                               ---------  ---------  ---------
Extraordinary Loss From Extinguishment of
  Debt, Net of Income Taxes (Note 8)..........     (868)      (748)
                                               ---------  ---------  ---------
Net Income (Loss)............................. $ 30,075   $ 25,403   $ (6,970)
                                               =========  =========  =========
Per Share Data:
  Basic:
    Income (Loss)Per Common Share Before
      Extraordinary Loss...................... $   1.45   $   1.20   $  (0.31)
    Extraordinary Loss........................     (.04)      (.03)
                                               ---------  ---------  ---------
    Income (Loss)............................. $   1.41   $   1.17   $  (0.31)
                                               =========  =========  =========
  Assuming Dilution:
    Income (Loss)Per Common Share Before
      Extraordinary Loss...................... $   1.43   $   1.19   $  (0.31)
    Extraordinary Loss........................     (.04)      (.03)
                                               ---------  ---------  ---------
    Income (Loss)............................. $   1.39   $   1.16   $  (0.31)
                                               =========  =========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
                                 A Common Stock       B Common Stock
                              -------------------  -------------------
                                Shares               Shares
                              Issued and            Issued and          Paid-In  Retained   Treasury
                              Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Stock     Total
                              -----------  ------  -----------  ------  -------  --------   --------  ---------
Balance, October 31, 1996...   15,135,348  $  155    7,901,705  $   82  $33,935  $164,749   $(5,299)  $ 193,622
Conversion of Class B to
  Class A common stock......      146,893       1     (146,893)     (1)
Treasury stock purchases....   (1,184,400)                                                   (7,890)     (7,890)
Net Loss....................                                                       (6,970)               (6,970)
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 1997...   14,097,841     156    7,754,812      81   33,935   157,779   (13,189)    178,762

Sale of Common Stock Under
  Employee Stock Option
  Plan......................      114,667                                   626                             626
Conversion of Class B to
  Class A common stock......       60,515       1      (60,515)     (1)
Treasury stock purchases....     (407,100)                                                   (3,399)     (3,399)
Net Income..................                                                       25,403                25,403
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 1998...   13,865,923     157    7,694,297      80   34,561   183,182   (16,588)    201,392

Sale of common stock under
  Employee Stock Option Plan       10,000       1                            58                              59
Acquisitions (Note 15)......    1,362,057      13                        11,237                          11,250
Conversion of Class B to
  Class A common stock......       43,088       1      (43,088)     (1)
Treasury stock purchases....     (772,900)                                                   (6,350)     (6,350)
Net Income .................                                                       30,075                30,075
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 1999...   14,508,168  $  172    7,651,209  $   79  $45,856  $213,257  $(22,938)  $ 236,426
                              ===========  ======  ===========  ======  =======  ========  =========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                             Year Ended
                                                   ----------------------------------
                                                   October     October     October
                                                   31, 1999    31, 1998    31, 1997
                                                   ----------  ----------  ----------
Cash Flows From Operating Activities:
  Net Income (Loss)............................... $  30,075   $  25,403   $  (6,970)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
      Depreciation................................     6,314       4,293       5,032
      Loss (gain)on sale and retirement of
        property and assets.......................       283      (6,189)     (4,760)
      Extraordinary loss from extinguishment of
        Debt net of income taxes..................       868         748
      Deferred income taxes.......................     3,056       1,987      (4,568)
      Impairment losses...........................     2,091       5,032      28,465
      Decrease (increase) in assets:
        Mortgage notes receivable.................    46,012     (17,343)      4,332
        Receivables, prepaids and other assets....    (9,475)      6,410      (6,830)
        Inventories...............................   (53,592)     30,666     (48,105)
      Increase (decrease) in liabilities:
        State and Federal income taxes............     3,020       3,651      (7,325)
        Customers' deposits.......................    (1,269)      1,490      10,007
        Interest and other accrued liabilities....     9,203       2,235       3,726
        Post development completion costs.........     3,293       4,438      (8,746)
        Accounts payable..........................    (4,400)      2,233       5,034
          Net cash provided by (used in)           ----------  ----------  ----------
          operating activities....................    35,479      65,054     (30,708)
                                                   ----------  ----------  ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets...    19,094      30,436      14,997
  Purchase of property............................   (13,381)     (3,135)     (3,156)
  Acquisition of homebuilding companies...........   (12,249)
  Investment in and advances to unconsolidated
    affiliates....................................       249         243         195
  Investment in income producing properties.......      (843)     (3,844)    (11,099)
          Net cash provided by (used in)           ----------  ----------  ----------
          investing activities....................    (7,130)     23,700         937
                                                   ----------  ----------  ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...............   850,320     632,531   1,139,780
  Proceeds from senior debt.......................   150,000
  Principal payments on mortgages and notes.....    (972,265)   (668,987) (1,101,969)
  Principal payments on subordinated debt.........   (46,302)    (45,284)    (10,000)
  Purchase of treasury stock......................    (6,350)     (3,399)     (7,890)
  Proceeds from sale of stock.....................        59         626
          Net cash provided by (used in)           ----------  ----------  ----------
          financing activities....................   (24,538)    (84,513)     19,921
                                                   ----------  ----------  ----------
Net Increase (Decrease) In Cash...................     3,811       4,241      (9,850)
Cash and Cash Equivalent Balance, Beginning
  Of Year.........................................    15,554      11,313      21,163
                                                   ----------  ----------  ----------
Cash and Cash Equivalent Balance, End Of Year..... $  19,365   $  15,554   $  11,313
                                                   ==========  ==========  ==========
Supplemental Disclosures Of Cash Flow:
  Cash paid during the year for:
    Interest (net of amount capitalized).......... $  23,731   $  35,315   $  35,869
                                                   ==========  ==========  ==========
    Income Taxes.................................. $  16,257   $  12,303   $   6,809
                                                   ==========  ==========  ==========
Non-cash Investing and Finance Activities:
  Debt assumed on sale of property and assets.....             $  13,530
                                                               ==========
Stock issued for acquisitions..................... $  11,250
                                                   ==========
See notes to consolidated financial statements


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 31, 1999, 1998, AND 1997.


BASIS OF PRESENTATION AND SEGMENT INFORMATION

Basis of Presentation - The accompanying consolidated financial statements include our accounts and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

     Segment Information - Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" established new standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. Our financial reporting segments consist of homebuilding, financial services, collateralized mortgage financing, and corporate. Our homebuilding operations comprise the most substantial part of our business, with approximately 97% of consolidated revenues in years ended October 31, 1999, 1998, and 1997 contributed by the homebuilding operations. We are a Delaware corporation, currently building and selling homes in more than 110 new home communities in New Jersey, Pennsylvania, New York, Florida, North Carolina, Virginia, California, Texas and Poland. We offer a wide variety of homes that are designed to appeal to first time buyers, first and second time move up buyers, luxury buyers, active adult buyers and empty nesters. Our financial services operations provide mortgage banking and title services to the homebuilding operations' customers and third parties. We do not retain or service the mortgages that we originate but rather, sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality and safety. Assets, liabilities, revenues and expenses of our reportable segments are separately included in the consolidated balance sheets and consolidated statements of operations.


2.  SIGNIFICANT ACCOUNTING POLICIES

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

     Business Combinations - When we make an acquisition of another company, we use the purchase method of accounting in accordance with Accounting Principal Board Opinion 16 ("APB 16") "Business Combinations". Under APB 16 we record as our cost the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and identified intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of the acquired company after acquisition, based on the acquisition costs.

     Income Recognition - Income from sales is recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the transaction.

     Cash and Cash Equivalents - Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury bills and government money market funds with original maturities of 90 days or less when purchased.

     Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash equivalents, mortgages and notes receivable, mortgages and notes payable, and the senior and subordinated notes payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

     Inventories - For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined in Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs in a community are amortized equally based upon the number of homes to be constructed in each housing community.

     Interest costs related to properties in progress are capitalized during the construction period and expensed along with the associated cost of sales as the related inventories are sold (see Note 7).

     The cost of land options is capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option.

     Property - Historically, our rental operations arose primarily from rental of commercial properties. All commercial rental property has been liquidated as of October 31, 1998. At October 31, 1999 we own two senior residential rental properties.

     Intangible Assets - Any intangible assets acquired by us are amortized on a straight line basis over its useful life. Goodwill resulting from company acquisitions during the year ended October 31, 1999 is being amortized over 10 years and reported in the consolidated statements of income as "Other Operations". During the years ended October 31, 1999, 1998, and 1997, goodwill amortization amounted to $261,000, $134,000, and $134,000, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the company acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. In addition, we assess long-lived assets for impairment under FAS 121. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

     Post Development Completion Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work.

     Advertising Costs - Advertising costs are treated as period costs and expensed as incurred. During the years ended October 31, 1999, 1998, and 1997, advertising costs expensed amounted to $11,995,000, $10,531,000, and $12,559,000, respectively.

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

     On December 10, 1998, our Board of Directors approved an increase in the stock repurchase plan to purchase up to 3 million shares. The 3 million shares equals 13.0% of our total and outstanding shares as of December 16, 1996 when the initial repurchase plan was approved by the Board. As of October 31, 1999, 2,364,400 shares have been repurchased under this program.

     Depreciation - The straight-line method is used for both financial and tax reporting purposes for all assets.

     Prepaid Expenses - Prepaid expenses which relate to specific housing communities (model setup, architectural fees, homeowner warranty, etc.) are amortized to costs of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

     Stock Options - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" establishes a fair value-based method of accounting for stock-based compensation plans, including stock options. Registrants may elect to continue accounting for stock option plans under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," but are required to provide proforma net income and earnings per share information "as if" the new fair value approach had been adopted. We intend to continue accounting for our stock option plan under APB
25. Under APB 25, no compensation expense was recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant (see Note 13).

     Per Share Calculations - Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings Per Share" requires the presentation of basic earnings per share and diluted earnings per share, and is effective for annual periods ending after December 15, 1997. We adopted FAS 128 in the year ended October 31, 1998. Basic earnings per common share is computed using the weighted average number of shares outstanding and is the same calculation as reported in prior years. Basic weighted average shares outstanding at October 31, 1999, 1998, and 1997 amounted to 21,404,473 shares, 21,781,105 shares, and 22,409,063 shares, respectively. Diluted earnings per common share has been presented for prior years and is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 208,000, 235,000, and 97,000 for the years ended October 31, 1999, 1998, and 1997, respectively.

     Accounting Pronouncements Not Yet Adopted - In March 1998, the AICPA issued SOP-98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use. We plan to adopt the SOP on November 1, 1999. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. We currently expense such costs as incurred. We have not yet determined the impact on net income or earnings per share in connection with the adoption of SOP 98-1.

     Reclassifications - Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.


3.  CORPORATE INITIATIVES

     We have embarked on long term improvement initiatives of total quality, process redesign, and training. Included in Corporate General and Administrative is $7,502,000, $3,756,000, and $2,216,000 for the years ended October 31, 1999, 1998, and 1997, respectively, related to such initiatives.


4.  PROPERTY

     Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day to day business. Homebuilding accumulated depreciation related to these assets at October 31, 1999 and October 31, 1998 amounted to $19,550,000 and $15,088,000, respectively. We owned and held for sale three parcels of commercial land at October 31, 1998. During the three months ended January 31, 1999 we sold the three land parcels for a total sales price of $20.8 million and recorded a loss before income taxes of $0.5 million. At October 31, 1999 all commercial facilities and land (except for one small parcel) have been liquidated. We are retaining two senior citizen residential rental communities. Accumulated depreciation on rental property at October 31, 1999 and October 31, 1998 amounted to $2,211,000 and $1,826,000, respectively.


5.  ESCROW CASH

     We hold escrow cash amounting to $5,578,000 and $4,775,000 at October 31, 1999 and October 31, 1998, respectively, which primarily represents customers' deposits which are restricted from use by us. We are able to release escrow cash by pledging letters of credit. At October 31, 1999 and October 31, 1998, $10,000,000 and $14,000,000 was released from escrow and letters of credit were pledged, respectively. Escrow cash accounts are substantially invested in short-term certificates of deposit or time deposits.


6.  MORTGAGES AND NOTES RECEIVABLE

     Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market, servicing released, or prior to February 28, 1987 pledged against, collateralized mortgage obligations ("CMOs"). At October 31, 1999 and October 31, 1998, respectively, $32,844,000 and $71,002,000 of such mortgages were pledged against our mortgage warehouse line (see "Notes to Consolidated Financial Statements - Note 7"). We may incur risk with respect to mortgages that are delinquent and not pledged against CMOs, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 1999.


7.  MORTGAGES AND NOTES PAYABLE

     Substantially all of the nonrecourse land mortgages are short-term borrowings. Nonrecourse mortgages secured by operating properties are installment obligations having annual principal maturities in the following years ending October 31, of approximately $119,000 in 2000, $132,000 in 2001, $138,000 in 2002, $2,585,000 in 2003, $74,000 in 2004 and $613,000 after 2004.
The interest rates on these obligations range from 7.000% to 8.375%.

     We have an unsecured Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $275,000,000 through July 2002. Interest is payable monthly and at various rates of either the prime rate or LIBOR plus 1.45%. In addition, we pay a fee equal to .325% per annum on the weighted average unused portion of the line.

       Interest costs incurred, expensed and capitalized were:

                                             Year Ended
                                    ----------------------------
                                    October   October   October
                                    31, 1999  31, 1998  31, 1997
                                    --------  --------  --------
                                      (Dollars in Thousands)
Interest incurred (1):
  Residential(3).................   $23,426   $26,675   $29,469
  Commercial(4)..................     1,168     2,272     5,308
                                    -------   -------   -------
  Total incurred.................   $24,594   $28,947   $34,777
                                    =======   =======   =======
Interest expensed:
  Residential(3).................   $29,175   $32,151   $30,467
  Commercial(4)..................     1,168     2,272     5,308
                                    -------   -------   -------
  Total expensed.................   $30,343   $34,423   $35,775
                                    =======   =======   =======
Interest capitalized at
  beginning of year..............   $25,545   $35,950   $39,152
Plus acquired entity interest....     3,397
Plus interest incurred...........    24,594    28,947    34,777
Less interest expensed...........    30,343    34,423    35,775
Less impairment write-off........                 460     1,220
Less sale of assets..............     1,227     4,469       984
                                    -------   -------   -------
Interest capitalized at
  end of year....................   $21,966   $25,545   $35,950
                                    =======   =======   =======
Interest capitalized at
  end of year:
  Residential(3).................   $21,516   $23,868   $29,804
  Commercial(2)..................       450     1,677     6,146
                                    -------   -------   -------
   Total interest
   capitalized...................   $21,966   $25,545   $35,950
                                    =======   =======   =======

1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)  Data does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense when land is not under active development and when homes are delivered.
(4) Represents interest allocated to or incurred on long term debt for investment properties and charged to interest expense.

     Average interest rates and average balances outstanding for short-term debt are as follows:

                              October     October     October
                              31, 1999    31, 1998    31, 1997
                              --------    --------    --------
                                  (Dollars In Thousands)

Average outstanding
  borrowings................. $ 55,495    $ 98,090    $133,760
Average interest rate during
  period.....................     9.2%        8.4%        8.2%
Average interest rate at end
  of period(1)...............     7.2%        6.9%        7.8%
Maximum outstanding at any
  month end.................. $117,085    $125,325    $184,550

(1) Average interest rate at the end of the period excludes any charges on unused loan balances.

     In addition, we have a secured mortgage loan warehouse agreement with a group of banks which provides up to $100,000,000 through June 27, 2000. Interest is payable monthly and at various rates. The interest rate at October 31, 1999 was 6.4%.


8.  SENIOR AND SUBORDINATED NOTES

     On April 29, 1992, we issued $100,000,000 principal amount of 11 1/4% Subordinated Notes due April 15, 2002. In October 1998, we redeemed $44,551,000 principal amount at an average price of 101.6% of par. The funds were provided by the revolving credit agreement and resulted in an extraordinary loss of $748,000 net of an income tax benefit of $403,000. In June 1999, we redeemed the remaining $45,449,000 principal amount at an average price of 101.875% of par. The funds for this redemption were provided by the issuance of Senior Notes and resulted in an extraordinary loss of $868,000 net of an income tax benefit of $468,000.

     On June 7, 1993, we issued $100,000,000 principal amount of 9 3/4% Subordinated Notes due June 1, 2005. Interest is payable semi-annually. The notes are redeemable in whole or in part at our option, initially at 104.875% of their principal amount on or after June 1, 1999 and reducing to 100% of their principal amount on or after June 1, 2002.

     On May 4, 1999, we issued $150,000,000 principal amount of 9 1/8% Senior Notes due May 1, 2009. Interest is payable semi-annually. The notes are redeemable in whole or in part at our option, initially at 104.563% of their principal amount on or after May 1, 2004 and reducing to 100% of their principal amount on or after May 1, 2007.

     The indentures relating to the Senior and Subordinated Notes and the Revolving Credit Agreement contain restrictions on the payment of cash dividends. At October 31, 1999, $35,415,000 of retained earnings were free of such restrictions.

     The fair value of both the Senior Notes and Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the Senior Notes and Subordinated Notes is estimated at $143,250,000 and $94,500,000, respectively, as of October 31, 1999.


9.  RETIREMENT PLAN

     In December 1982, we established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $1,976,000, $1,523,000, and $1,520,000 for the years ended October 31, 1999, 1998, and 1997, respectively.


10.  INCOME TAXES

     Income Taxes payable (receivable) including deferred benefits, consists of the following:

                                    October      October
                                    31, 1999     31, 1998
                                    ---------    ---------
                                        (In Thousands)

State income taxes:
  Current.......................... $    437     $  2,897
  Deferred.........................     (758)      (1,495)
Federal income taxes:
  Current..........................    4,311           36
  Deferred.........................   (5,713)      (8,769)
                                    ---------    ---------
    Total.......................... $ (1,723)    $ (7,331)
                                    =========    =========

     The provision for income taxes is composed of the following charges (benefits):

                                               Year Ended
                                    -----------------------------------
                                    October      October      October
                                    31, 1999     31, 1998     31, 1997
                                    ---------    ---------    ---------
                                              (In Thousands)
Current income tax expense:
  Federal(1)....................... $ 13,253     $  9,177     $ (2,381)
  State(2).........................    4,954        3,484        2,051
                                    ---------    ---------    ---------
                                      18,207        12,661        (330)
                                    ---------    ---------    ---------
Deferred income tax expense:
  Federal..........................      860        1,989       (4,569)
  State............................      139           88         (255)
                                    ---------    ---------    ---------
                                         999        2,077       (4,824)
                                    ---------    ---------    ---------
    Total.......................... $ 19,206     $ 14,738     $ (5,154)
                                    =========    =========    =========

(1) The current federal income tax expense includes a tax benefit of $468,000 and $403,000 in the years ended October 31, 1999 and 1998, respectively, relating tothe loss on the redemption of Subordinated Notes that was reported as an extraordinary item in the "Statement of Operations."

(2) The current state income tax expense is net of the use of state loss carryforwards amounting to $5,860,000, $8,495,000, and $13,439,000 for the years ended October 31, 1999, 1998, and 1997.

     The deferred tax liabilities or assets have been recognized in the consolidated balance sheets due to temporary differences as follows:

                                            October   October
                                            31, 1999  31, 1998
                                            --------  ---------
                                              (In Thousands)
Deferred tax assets:
  Deferred income......................     $    40   $     40
  Maintenance guarantee reserves.......         711        701
  Provision to reduce inventory to
    net realizable value...............          --        136
  Inventory impairment loss............       2,545      6,077
  Uniform capitalization of overhead...       3,365      2,967
  Post development completion costs....       4,238      1,379
  State net operating loss
    carryforwards......................      29,440     27,205
  Other................................       1,378        843
                                            --------  ---------
    Total..............................      41,717     39,348
  Valuation allowance(2)...............     (29,440)   (27,205)
                                            --------  ---------
  Deferred tax assets..................      12,277     12,143
                                            --------  ---------
Deferred tax liabilities:
  Deferred interest....................          31         31
  Installment sales....................         137        137
  Accelerated depreciation.............       2,916      1,711
  Acquisition goodwill.................       2,722         --
                                            --------  ---------
   Total...............................       5,806      1,879
                                            --------  ---------
Net deferred tax assets................     $ 6,471   $ 10,264
                                            ========  =========

(3) The net change in the valuation allowance of $2,235,000 results from an increase in the separate company state net operating losses that may not be fully utilized.

     The effective tax rates varied from the expected rate. The sources of these differences were as follows:
                                              Year Ended
                                     ------------------------------
                                     October    October    October
                                     31, 1999   31, 1998   31, 1997
                                     --------   --------   --------

Computed "expected" tax rate......    35.0 %      35.0 %   (35.0)%
State income taxes, net of Federal
  income tax benefit..............     6.5 %       6.0 %    11.6 %
Company owned life insurance......     (.1)%      (1.6)%    (6.2)%
Low income housing tax credit.....    (2.8)%      (3.4)%   (11.2)%
Other.............................      .4 %        .7 %    (1.9)%
                                     --------   --------   --------
Effective tax rate................    39.0 %      36.7 %   (42.7)%
                                     ========   ========   ========

     We have state net operating loss carryforwards for financial reporting and tax purposes of $359,000,000 due to expire between the years October 31, 2000 and October 31, 2014.


11.  REDUCTION OF INVENTORY TO FAIR VALUE

     In accordance with FAS 121, we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cashflows estimated to be generated by those assets are less than their related carrying amounts. As of October 31, 1998 and 1997, inventory with a carrying amount of $3,077,000 and $33,143,000, respectively, was written down by $353,000 and $9,258,000, respectively, to its fair value. This was based on our evaluation of the expected revenue, cost to complete including interest and selling cost. The writedown during the year ended October 31, 1998 was attributed to one community in Florida where homes are being discounted to accelerate sales. The writedowns during the year ended October 31, 1997 were attributable to numerous communities in Florida after we decided to reduce our investment in that state and two communities in New Jersey resulting from a product type change and unforeseen development costs.

     Also in accordance with FAS 121, we record impairment losses on inventories and long-lived assets held for sale when the related carrying amount exceeds the fair value less the selling cost. As of October 31, 1999, 1998 and 1997, inventory and commercial properties with a carrying amount of $4,539,000, $4,629,000 and $32,008,000, respectively, was written down by $1,801,000,
$2,588,000 and $12,690,000, respectively, to its fair value. The writedowns during the year ended October 31, 1999 were attributed to one land parcel in Florida and two residential communities in North Carolina. The Florida land parcel was written down based on recent purchase offers. The communities were written down based on our decision to discontinue selling homes and offer the remaining lots for sale. The writedowns during the year ended October 31, 1998 were attributed to one parcel of land being sold as lots and a commercial retail center parcel of land which incurred higher land development costs, both in New Jersey. The writedowns during the year ended October 31, 1997 were attributable to four residential parcels of land in Florida, one residential parcel of land in New Jersey, one multi-use commercial parcel of land in New Jersey and two Florida commercial facilities with expansion land attached to one facility. During the year ended October 31, 1998, when these commercial facilities were liquidated, we recovered the carrying value. During the years ended October 31, 1999, 1998 and 1997, we recovered the carrying value or recognized nominal losses on the land held for sale which was subsequently liquidated.

     The total aggregate impairment losses, which are presented in the consolidated statements of operations, on the inventory held for development and the land or commercial facilities held for sale were $1,801,000, $2,941,000, and $21,948,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

     On the statement of operations the lines entitled "Homebuilding - Inventory impairment loss" and "Investment Properties - Provision for impairment loss" also include writeoffs of options including approval, engineering and capitalized interest costs. During the year ended October 31, 1999 the writeoffs amounted to $290,000 and zero, respectively. During the year ended October 31, 1998, the writeoffs amounted to $2,091,000 and zero, respectively. During the year ended October 31, 1997, the writeoffs amounted to $4,761,000 and $1,756,000, respectively. During 1999 we did not exercise an option because the community's proforma profitability did not produce an adequate return on investment commensurate with the risk. During 1998, we did not exercise three residential options because of changes in local market conditions and difficulties in obtaining government approvals. During 1997, we decided not to exercise three residential options due to environmental problems or the property's proforma did not produce an adequate return on investment commensurate with the risk and one commercial property option because an anchor tenant with an acceptable credit rating could not be found.


12.  TRANSACTIONS WITH RELATED PARTIES

     Our Board of Directors has adopted a general policy providing that it will not make loans to our officers or directors or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $3,000,000 at any one time, and that such loans will be made only with the approval of the members of our Board of Directors who have no interest in the transaction. At October 31, 1999 and 1998 included in receivables, deposits and notes are related party receivables from officers and directors amounted to $2,718,000 and $2,117,000, respectively. Interest income from these loans for October 31, 1999, 1998, and 1997 amounted to $108,000, $97,000, and $100,000, respectively.

     We provide property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, our Chief Executive Officer, President and a Director, is a general partner, and members of his family and certain officers and directors are limited partners. During the years ended October 31, 1999, 1998, and 1997 we received $80,000, $67,000, and $76,000, respectively, in fees for such management services. At October 31, 1999 and 1998, no amounts were due us by these partnerships.


13.  STOCK PLANS

     We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. All options expire ten years after the date of the grant. In addition, during the years ended October 31, 1999 and 1997 each of the three outside directors of the Company were granted options to purchase 5,000 shares at the same price and terms as those granted to officers and key employees. Stock option transactions are summarized as follows:

                                   Weighted             Weighted            Weighted
                                   Average              Average             Average
                                   Fair                 Fair                Fair
                                   Value (1)            Value (1)           Value (1)
                                   And                  And                 And
                        October    Exercise  October    Exercise  October   Exercise
                        31, 1999    Price    31, 1998    Price    31, 1997  Price
                        ---------  --------  ---------  --------  --------- --------
Options outstanding at
  beginning of period.  1,415,000    $8.13   1,336,500    $7.83   1,156,000 $8.04
   Granted............    171,000    $7.87     291,500    $9.09     190,500 $6.47
   Exercised..........     10,000    $5.81     114,667    $5.45
   Forfeited..........                          98,333    $9.98      10,000 $5.81
                        ---------            ---------            ---------
Options outstanding at
  end of period.......  1,576,000    $8.29   1,415,000    $8.13   1,336,500 $7.83
                        =========            =========            =========

Options exercisable at
  end of period.......   1,106,666           1,013,166            1,069,333
Price range of options     $5.13-              $5.13-                $5.13-
  outstanding.........     $11.50             $11.50                $11.50
Weighted-average
  remaining contractual
  life................    5.0 yrs.             5.4 yrs.             5.4 yrs.

(1) Fair value of options at grant date approximate exercise price.


     Pro forma information regarding net income and earnings per share is required under the fair value method of Financial Accounting Standards No. 123
("FAS 123") "Accounting for Stock-Based Compensation" and is to be calculated as if we had accounted for our stock options under the fair value method of FAS
123. The fair value for these options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk- free interest rate of 6.4%, 4.5% and 5.8%, respectively; divided yield of zero; volatility factor of the expected market price of our common stock of 0.41, 0.46 and 0.47, respectively; and a weighted-average expected life of the option of 7.7, 7.5 and 7.0 years, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and are not likely to be representative of the effects on reported net income for future years, if applicable.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands except for earnings per share information):

                                                   Year Ended
                                         -----------------------------------
                                         October     October     October
                                         31, 1999    31, 1998    31, 1997
                                         ----------  ----------  -----------

Pro forma net income (loss)............. $ 29,851    $ 25,107    $ (7,131)
                                         ==========  ==========  ===========
Pro forma basic earnings (loss)
  per share............................. $   1.39    $   1.15    $  (0.32)
                                         ==========  ==========  ===========
Pro forma diluted earnings (loss)
  per share............................. $   1.38    $   1.14    $  (0.32)
                                         ==========  ==========  ===========

     For the year ended October 31, 1999, we modified our bonus plan for certain associates. A portion of their bonus will be paid by issuing a deferred right to receive our Class A Common Stock. The number of shares will be calculated by dividing the portion of the bonus subject to the deferred right award by our stock price on the date the bonus is earned. 25% of the deferred right award will vest, and shares will be issued, one year after the year end and then 25% a year for the next three years. For the year ended October 31, 1999, approximately 200,000 deferred rights were awarded in lieu of $1,534,000 of bonus payments.


14.  COMMITMENTS AND CONTINGENT LIABILITIES

     We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. We were involved in an action resulting from the non-performance by a land owner (the "Defendant") to sell real property to us. We entered into a Settlement Agreement and Mutual Release ("SAMR") relating to this action.
Pursuant to the terms of the SAMR, the Defendant stipulated to a judgement in our favor in the amount of $3,535,349, which would result in a gain amounting to approximately $2,500,000. The Defendant also granted us an option to acquire the real property which was the subject of the action at a specified price in satisfaction of the judgement. In the event we do not exercise the option, we may enforce the judgement against such real property and certain other assets of the Defendant subsequent to June 30, 2000. We have not reflected this settlement in our financial statements as of October 31, 1999.

     As of October 31, 1999 and 1998, respectively, we are obligated under various performance letters of credit amounting to $4,091,000 and $6,934,000.
(See Note 5)


15.  ACQUISITIONS

On August 7, 1999 we acquired the Matzel and Mumford Organization, Inc. ("M &
M"), a New Jersey homebuilder and its related entities. On October 1, 1999 we acquired the Goodman Family of Builders, L.P. ("Goodman"), a Texas homebuilder and its related entities. The combined initial purchase price for both acquisitions was approximately $21,200,000 in cash and 1,845,359 shares of our Class A Common Stock at a weighted average share price of $7.18, of which 483,302 shares are being held in escrow (and thus not reported as issued and outstanding at October 31, 1999) for pre-acquisition contingencies. At the dates of the acquisition we loaned the acquired entities approximately
$85,000,000 to pay off their third party debt. The Goodman Purchase Agreement provides for an additional contingent payment equal to 75% of the Goodman pretax profit, as deferred, from October 1, 1999 to December 31, 1999; this contingent payment is not included in the purchase price above but will be recorded, if any, to goodwill when the future earnings requirement has been met. In addition, both the M & M and Goodman acquisitions provide for other payments to be made generally dependent upon the achievement of certain future operating and return objectives.

     Both acquisitions were accounted for as a purchase with the results of operations of the acquired entities included in our consolidated financial statements as of the dates of acquisitions. The purchase prices were allocated based on estimated fair values at the dates of the acquisitions. An intangible asset equal to the excess purchase prices over the fair values of net assets acquired of $16,422,000 is recorded in prepaid expenses and other assets on the consolidated balance sheet; this amount is being amortized on a straight-line basis over a period of ten years.

     The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisitions had occurred as of November 1, 1998 and 1997 with pro forma adjustments to give effect to amortization of goodwill, additional compensation, interest expense on acquisition debt and certain other adjustments, together with related income tax effects:

                                             Year Ended October 31,
                                               1999           1998
                                             ----------     ----------
                                          (In Thousands Except Per Share)
Total Revenues............................   $1,142,690     $1,180,964
Income Before Extraordinary Item..........   $   37,020     $   29,612
Net Income Before Adjusting Inventories to
  Fair Value at the Date of Acquisition...   $   36,152     $   28,864
Basic Earnings Per Share..................        $1.60          $1.25
Diluted Earnings Per Share................        $1.59          $1.23

     These proforma results have been prepared for comparative purposes only and include certain adjustments including additional amortization expense as a result of goodwill, additional compensation and increased interest expense on acquisition debt. Cost of sales does not include inventory fair value adjustments at November 1, 1998 and 1997 which would reduce earnings per share.
They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on November 1, 1997 and 1998 or of future results of operations of the consolidated entities.

16.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized quarterly financial information for the years ended October 31, 1999 and 1998 is as follows:

                                              Three Months Ended
                                    -----------------------------------------
                                    October      July      April    January
                                    31, 1999   31, 1999  30, 1999   31, 1999
                                    --------   --------  --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $298,828   $236,671   $209,309   $203,479
Expenses........................... $284,928   $222,601   $196,840   $193,301
Income before income taxes and
  extraordinary loss............... $ 13,900   $ 14,070   $ 12,469   $ 10,178
State and Federal income tax....... $  5,015   $  5,592   $  5,017   $  4,050
Extraordinary loss from extinguish-
  ment of debt, net of income taxes            $   (868)
Net income......................... $  8,885   $  7,610   $  7,452   $  6,128
Per Share Data:
Basic:
  Income per common share before
    extraordinary loss............. $   0.41   $   0.40   $   0.35   $   0.28
  Extraordinary loss...............            $   (.04)
  Net Income....................... $   0.41   $   0.36   $   0.35   $   0.28
  Weighted average number of
    common shares outstanding......   21,726     20,979     21,266     21,512
Assuming Dilution:
  Income per common share
    before extraordinary loss...... $   0.41   $   0.40   $   0.35   $   0.28
  Extraordinary loss...............            $   (.04)
  Net Income....................... $   0.41   $   0.36   $   0.35   $   0.28
  Weighted average number of
    common shares outstanding......   21,902     21,206     21,488     21,725



                                              Three Months Ended
                                    -----------------------------------------
                                    October      July       April    January
                                    31, 1998   31, 1998   30, 1998   31, 1998
                                    --------   --------   --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $267,542   $248,125   $212,320   $213,960
Expenses........................... $255,268   $235,735   $204,710   $204,942
Income before income taxes and
  extraordinary loss............... $ 12,274   $ 12,390   $  7,610   $  9,018
State and Federal income tax....... $  4,762   $  4,677   $  2,597   $  3,105
Extraordinary loss from extinguish-
  ment of debt, net of income taxes $   (748)
Net income......................... $  6,764   $  7,713   $  5,013   $  5,913
Per Share Data:
Basic:
  Income per common share before
    extraordinary loss............. $   0.35   $   0.35   $   0.23   $   0.27
  Extraordinary loss............... $   (.03)
  Net Income....................... $   0.32   $   0.35   $   0.23   $   0.27
  Weighted average number of
    common shares outstanding......   21,661     21,785     21,848     21,834
Assuming Dilution:
  Income per common share
    before extraordinary loss...... $   0.34   $   0.35   $   0.23   $   0.27
  Extraordinary loss............... $   (.03)
  Net Income....................... $   0.31   $   0.35   $   0.23   $   0.27
  Weighted average number of
    common shares outstanding......   21,896     22,018     22,042     21,985


17.  FINANCIAL INFORMATION OF SUBSIDIARY ISSUER AND SUBSIDIARY GUARANTORS

Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K.
Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain
Senior Notes on May 4, 1999.

The Subsidiary Issuer acts as a finance and management entity that as of October
31, 1999 had issued and outstanding $100,000,000 subordinated notes, $150,000,000 senior notes and a revolving credit agreement with an outstanding balance of $70,125,000. The subordinated notes, senior notes and the revolving credit agreement are fully and unconditionally guaranteed by the Parent.

     Each of the wholly owned subsidiaries of the Parent (collectively the "Guarantor Subsidiaries"), with the exception of four subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary holding and licensing the "K. Hovnanian" trade name and a subsidiary engaged in homebuilding activity in Poland (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the senior notes and revolving credit agreement of the Subsidiary Issuer.

     In lieu of providing separate audited financial statements for the Guarantor Subsidiaries we have included the accompanying consolidated condensed financial statements based on our understanding of the Securities and Exchange
Commission's interpretation and application of Rule 3-10 of the Securities and Exchange Commission's Regulations S-X and Staff Accounting Bulletin 53.
Management does not believe that separate financial statements of the Guarantor
Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

     The following consolidating condensed financial information presents the results of operations, financial position and cash flows of (i) the Parent (ii) the Subsidiary Issuer (iii) the Guarantor Subsidiaries of the Parent (iv) the
Non-guarantor Subsidiaries of the Parent and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 1999
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor   Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding:
  Cash and cash equivalents........$     47  $  (5,395) $  22,405  $       106  $          $  17,163
  Inventories......................                       523,192        3,929               527,121
  Receivables, deposits, and notes.       6      7,979     22,690                             30,675
  Property, plant, and equipment...             17,417      9,046           37                26,500
  Prepaid expenses and other assets             14,734     40,537           37                55,308
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Homebuilding.............      53     34,735    617,870        4,109               656,767
                                   --------  ---------- ---------- ------------ ---------- ----------
Financial Services.................                        (4,807)      41,730                36,923
                                   --------  ---------- ---------- ------------ ---------- ----------
Investment Properties:
  Held for sale....................                           665                                665
  Held for investment..............                        11,539                             11,539
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Investment Properties....                        12,204                             12,204
                                   --------  ---------- ---------- ------------ ---------- ----------
Collateralized Mortgage Financing..                                      5,244                 5,244
                                   --------  ---------- ---------- ------------- --------- ----------
Income Taxes Receivables...........  (4,303)      (374)     8,562       (2,162)                1,723
                                   --------  ---------- ---------- ------------ ---------- ----------
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 240,676    304,811   (305,942)       2,252   (241,797)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$236,426  $ 339,172  $ 327,887  $    51,173  $(241,797) $ 712,861
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES
Homebuilding:
  Accounts payable and other
    liabilities....................$         $   7,060  $  65,930  $        67  $          $  73,057
  Customers' deposits..............                        25,351          296                25,647
  Nonrecourse mortgages............                        10,069                             10,069
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Homebuilding.............              7,060    101,350          363               108,773
                                   --------  ---------- ---------- ------------ ---------- ----------
Financial Services.................                           495       30,757                31,252
Investment Properties..............                           932                                932
Collateralized Mortgage Financing..                                      3,699                 3,699
Notes Payable......................            331,491        288                            331,779
                                   --------  ---------- ---------- ------------ ---------- ----------
    Total Liabilities..............            338,551    103,065       34,819               476,435
                                   --------  ---------- ---------- ------------ ---------- ----------
STOCKHOLDERS' EQUITY............... 236,426        621    224,822       16,354   (241,797)   236,426
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$236,426  $ 339,172  $ 327,887  $    51,173  $(241,797) $ 712,861
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 1998
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary   Subsid-  Guarantor    Elimin-    Consol-
                                     Parent   Issuer     iaries   Subsidiaries ations     idated
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
                                   ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 1999
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor    Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$  (159) $   1,120  $ 922,639  $    22,767  $ (20,405) $ 925,962
  Financial Services...............                        3,561       16,678                20,239
  Investment Properties............                        2,757                  (1,190)     1,567
  Collateralized Mortgage Financing                                       519                   519
  Intercompany Charges.............            91,695         72                 (91,767)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 50,776                                       (50,776)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  50,617     92,815    929,029       39,964   (164,138)   948,287
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................                      832,314        1,918    (20,720)   813,512
  Financial Services...............                        2,757       16,866       (428)    19,195
  Investment Properties............                        2,732                    (960)     1,772
  Collateralized Mortgage Financing                                       504                   504
  Corporate General and
    Administration.................            27,415      1,468                    (231)    28,652
  Interest.........................            60,922     30,381          316    (61,276)    30,343
  Other Operations.................             1,774      1,904           14                 3,692
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            90,111    871,556       19,618    (83,615)   897,670
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 50,617      2,704     57,473       20,346    (80,523)    50,617

State and Federal Income Taxes..... 19,674        917     21,453        7,771    (30,141)    19,674
Extraordinary Loss.................   (868)      (868)                               868       (868)
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$30,075  $     919  $  36,020  $    12,575  $ (49,514) $  30,075
                                   =======  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 1998
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor    Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $   1,441  $ 902,952  $    26,210  $ (19,548) $ 911,055
  Financial Services...............                        3,817       15,281                19,098
  Investment Properties............                       12,180                  (1,069)    11,111
  Collateralized Mortgage Financing                                       683                   683
  Intercompany Charges.............            84,166      3,844                 (88,010)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 41,292                                       (41,292)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  41,292     85,607    922,793       42,174   (149,919)   941,947
                                   -------  ---------- ---------- ------------ --------- ----------

Expenses:
  Homebuilding.....................                      833,470        6,219    (19,235)   820,454
  Financial Services...............                        3,049       14,165       (204)    17,010
  Investment Properties............                        5,179                    (746)     4,433
  Collateralized Mortgage Financing                                       672                   672
  Corporate General and
    Administration.................            20,388        897                    (237)    21,048
  Interest.........................            61,972     34,184          515    (62,248)    34,423
  Other Operations.................             1,680        921           14                 2,615
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            84,040    877,700       21,585    (82,670)   900,655
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 41,292      1,567     45,093       20,589    (67,249)    41,292

State and Federal Income Taxes..... 15,141        (64)    16,315        7,975    (24,226)    15,141
Extraordinary Loss.................   (748)      (748)                               748       (748)
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$25,403  $     883  $  28,778  $    12,614  $ (42,275) $  25,403
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 1997
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor    Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     895  $ 754,972  $    14,053  $ (11,130) $ 758,790
  Financial Services...............                        3,090        7,645                10,735
  Investment Properties............                       14,822                  (1,065)    13,757
  Collateralized Mortgage Financing                                       854                   854
  Intercompany Charges.............            77,737      7,346                 (85,083)
  Equity In Pretax Income of
    Consolidated Subsidiaries......(12,124)                                       12,124
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ (12,124)    78,632    780,230       22,552    (85,154)   748,136
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................                      717,637        3,331    (10,157)   710,811
  Financial Services...............                        3,063        8,101       (384)    10,780
  Investment Properties............                       21,031                    (676)    20,355
  Collateralized Mortgage Financing                                       878                   878
  Corporate General and
    Administration.................            14,671        737                    (320)    15,088
  Interest.........................            58,870     36,555          157    (59,807)    35,775
  Other Operations.................             1,951        608           14                 2,573
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            75,492    779,631       12,481    (71,344)   796,260
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes..(12,124)     3,140        599       10,071    (13,810)   (12,124)

State and Federal Income Taxes..... (5,154)       367       (830)       4,028     (3,565)    (5,154)
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$(6,970) $   2,773  $   1,429  $     6,043  $ (10,245) $  (6,970)
                                   =======  ========== ========== ====================== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 1999
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor   Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------

Cash Flows From Operating Activities:
  Net Income (loss)..................$ 30,075  $    919  $  36,020  $    12,575  $ (49,514) $  30,075
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities...  15,774       311   (123,977)      63,782     49,514      5,404
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  45,849     1,230    (87,957)      76,357                35,479

Net Cash Provided by (Used In)
  Investing Activities...............            (9,478)     1,868          480                (7,130)

Net Cash Provided By(Used In)
  Financing Activities...............  (6,291)  106,676    (40,326)     (84,597)              (24,538)

Intercompany Investing and Financing
  Activities - Net................... (39,526)  (94,163)   128,000        5,689
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......      32     4,265      1,585       (2,071)                3,811
Cash and Cash Equivalent Balance,
  Beginning of Period................      14    (9,660)    23,023        2,177                15,554
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalent Balance,
  End of Period......................$     46  $ (5,395) $  24,608  $       106             $  19,365
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 1998
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor   Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income (loss)..................$ 25,403  $    883  $  28,778  $    12,614  $ (42,275) $  25,403
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities... (22,675)    1,708     33,340      (14,997)    42,275     39,651
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........   2,728     2,591     62,118       (2,383)               65,054

Net Cash Provided by (Used In)
  Investing Activities...............            (1,789)    26,090         (601)               23,700
Net Cash Provided By(Used In)
  Financing Activities...............  (2,773)  (71,551)   (26,687)      16,498               (84,513)

Intercompany Investing and Financing
  Activities - Net...................      49    66,574    (52,355)     (14,268)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......       4    (4,175)     9,166         (754)                4,241
Cash and Cash Equivalent Balance,
  Beginning of Period................      10    (5,485)    13,857        2,931                11,313
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalent Balance,
  End of Period......................$     14  $ (9,660) $  23,023  $     2,177  $          $  15,554
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 1997
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor   Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income (loss)..................$ (6,970) $  2,773  $   1,429  $     6,043  $ (10,245) $  (6,970)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities...  30,787  (121,105)    56,498         (163)    10,245    (23,738)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  23,817  (118,332)    57,927        5,880               (30,708)

Net Cash Provided by (Used In)
  Investing Activities...............            (2,327)     3,327          (63)                  937

Net Cash Provided By(Used In)
  Financing Activities...............  (7,890)   55,000   (14,965)      (12,224)               19,921

Intercompany Investing and Financing
  Activities - Net................... (15,926)   61,423    (50,708)       5,211
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......       1    (4,236)    (4,419)      (1,196)               (9,850)
Cash and Cash Equivalent Balance,
  Beginning of Period................       9    (1,249)    18,276        4,127                21,163
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalent Balance,
  End of Period......................$     10  $ (5,485) $  13,857  $     2,931  $          $  11,313
                                     ========  ========= ========== ============ ========== ==========