Form 10-Q
period 2000-01-31
HOVNANIAN ENTERPRISES INC
filed 2000-03-15
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q

[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 2000  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,277,631 Class A Common Shares and 7,641,446 Class B Common Shares were outstanding as of March 3, 2000.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX
                                                              PAGE NUMBER
PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at January 31,
                2000 (unaudited) and October 31, 1999              3

              Consolidated Statements of Income for the three
                months ended January 31, 2000 and 1999
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the three months ended January 31, 2000
                (unaudited)                                        6

              Consolidated Statements of Cash Flows for
                the three months ended January 31, 2000
                and 1999 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                     13

PART II.  Other Information

     Item 6(a).  Exhibit 10(a) - Second Amended and Restated
                 Credit Agreement

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(b). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        21

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                   (unaudited)
                                                   January 31,    October 31,
          ASSETS                                       2000           1999
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents.......................   $  9,740       $ 17,163
                                                   -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
     development..................................    501,606        475,196
    Land and land options held for future
      development or sale.........................     59,790         52,034
                                                   -----------    -----------
      Total Inventories...........................    561,396        527,230
                                                   -----------    -----------

  Receivables, deposits, and notes................     38,494         30,675
                                                   -----------    -----------

  Property, plant, and equipment - net............     34,081         26,500
                                                   -----------    -----------

  Senior Residential rental properties - net......     10,565         10,650
                                                   -----------    -----------

  Prepaid expenses and other assets...............     61,760         56,753
                                                   -----------    -----------
      Total Homebuilding..........................    716,036        668,971
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      1,937          2,202
  Mortgage loans held for sale....................     22,365         33,158
  Other assets....................................      1,681          1,563
                                                   -----------    -----------
      Total Financial Services....................     25,983         36,923
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      4,743          5,006
  Other assets....................................        237            238
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      4,980          5,244
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      4,782          1,723
                                                   -----------    -----------
Total Assets......................................   $751,781       $712,861
                                                   ===========    ===========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                    (unaudited)
                                                     January 31,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2000         1999
                                                     -----------  -----------
Homebuilding:
  Nonrecourse land mortgages........................   $  8,986     $  6,407
  Accounts payable and other liabilities............     72,906       73,989
  Customers' deposits...............................     30,856       25,647
  Nonrecourse mortgages secured by operating
    properties......................................      3,644        3,662
                                                     -----------  -----------
      Total Homebuilding............................    116,392      109,705
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      1,156        1,218
  Mortgage warehouse line of credit.................     17,447       30,034
                                                     -----------  -----------
      Total Financial Services......................     18,603       31,252
                                                     -----------  ----------
Collateralized Mortgage Financing:
  Bonds collateralized by mortgages receivable......      3,489        3,699
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      3,489        3,699
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................    118,475       70,125
  Senior notes......................................    150,000      150,000
  Subordinated notes................................    100,000      100,000
  Accrued interest..................................      6,239       11,654
                                                     -----------  -----------
      Total Notes Payable...........................    374,714      331,779
                                                     -----------  -----------
      Total Liabilities.............................    513,198      476,435
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 17,226,896 shares
    (including 2,910,274 shares in January 2000
     and 2,710,274 shares in October 1999 held
     in Treasury) ..................................        172          172
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 7,988,629 shares
    (including 345,874 shares held in Treasury).....         79           79
  Paid in Capital...................................     45,737       45,856
  Retained Earnings.................................    216,709      213,257
  Treasury Stock - at cost..........................    (24,114)     (22,938)
                                                     -----------  -----------
      Total Stockholders' Equity....................    238,583      236,426
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $751,781     $712,861
                                                     ===========  ===========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(unaudited)
                                         Three Months Ended
                                             January 31,
                                         -------------------
                                            2000      1999
                                         --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $250,118  $194,885
    Land sales and other revenues......     2,065     2,441
                                         --------- ---------
      Total Homebuilding...............   252,183   197,326
  Financial Services...................     4,851     5,658
  Collateralized Mortgage Financing....       115       136
                                         --------- ---------
      Total Revenues...................   257,149   203,120
                                         --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   205,503   155,587
    Selling, general and administrative    24,928    17,330
                               --------- ---------
      Total Homebuilding...............   230,431   172,917
                                         --------- ---------
  Financial Services...................     5,305     5,242
                                         --------- ---------
  Collateralized Mortgage Financing....        98       131
                                         --------- ---------
  Corporate General and Administration.     6,874     6,435
                                         --------- ---------
  Interest.............................     7,868     7,042
                                         --------- ---------
  Other Operations.....................     1,797     1,175
                                         --------- ---------
      Total Expenses...................   252,373   192,942
                                         --------- ---------
Income Before Income Taxes.............     4,776    10,178
                                         --------- ---------
State and Federal Income Taxes:
  State................................       155     1,488
  Federal..............................     1,169     2,562
                                         --------- ---------
    Total Taxes........................     1,324     4,050
                                         --------- ---------
Net Income.............................  $  3,452  $  6,128
                                         ========= =========
Per Share Data:
Basic:
  Income per common share..............  $   0.15  $   0.28
  Weighted average number of common
    shares outstanding.................    22,327    21,512
Assuming dilution:
  Income per common share..............  $   0.15  $   0.28
  Weighted average number of common
    shares outstanding.................    22,413    21,725

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------

Balance, October 31, 1999. 14,508,168     $172    7,651,209     $79  $45,856  $213,257 ($22,938)  $236,426

Acquisitions.............                                               (119)                         (119)

Conversion of Class B to
  Class A Common Stock....      8,454                (8,454)

Treasury stock purchases..   (200,000)                                                   (1,176)    (1,176)

Net Income................                                                       3,452               3,452
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, January 31, 2000
  (unaudited)............. 14,316,622     $172    7,642,755     $79  $45,737  $216,709 ($24,114)  $238,583
                           ===========  ======  ===========  ======  =======  ========  ========  ========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
                                                        Three Months Ended
                                                            January 31,
                                                       ---------------------
                                                          2000       1999
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income (Loss)................................... $   3,452   $  6,128
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Depreciation....................................     1,591      1,200
      (Gain) loss on sale and retirement of property
        and assets....................................      (209)       393
      Deferred income taxes...........................      (281)     2,617
      Decrease (increase) in assets:
        Mortgage notes receivable.....................    11,116      9,359
        Receivables, prepaids and other assets........   (13,091)   (12,964)
        Inventories...................................   (34,275)   (25,345)
      Increase (decrease) in liabilities:
        State and Federal income taxes................    (2,778)    (1,055)
        Customers' deposits...........................     5,395     (2,199)
        Interest and other accrued liabilities........    (5,833)    (3,689)
        Post development completion costs.............       993       (608)
        Accounts payable..............................    (1,907)    (3,078)
                                                       ---------- ----------
          Net cash (used in) provided by operating
            activities................................   (35,827)   (29,241)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......       318     18,210
  Purchase of property, equipment and other
    fixed assets......................................    (8,997)    (1,576)
  Acquisition of homebuilding companies...............      (119)
  Investment in and advances to unconsolidated
    affiliates........................................        (1)        (4)
                                                       ---------- ----------
          Net cash (used in) provided by  investing
            activities................................    (8,799)    16,630
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   336,378    179,965
  Principal payments on mortgages and notes...........  (298,263)  (167,040)
  Purchase of treasury stock..........................    (1,176)    (1,525)
  Proceeds from sale of stock.........................                   29
                                                       ---------- ----------
          Net cash provided by financing
            activities................................    36,939     11,429
                                                       ---------- ----------
Net (Decrease) In Cash and Cash Equivalents...........    (7,687)    (1,182)
Cash and Cash Equivalents and Balance, Beginning
  Of Period...........................................    19,365     15,554
                                                       ---------- ----------
Cash and Cash Equivalent and Balance, End Of Period...  $ 11,678   $ 14,372
                                                       ========== ==========
See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     1. The consolidated financial statements, except for the October 31, 1999 consolidated balance sheets, have been prepared without audit and should be read in conjunction with the financial statements and notes thereto included in our 1999 Annual Report on Form 10-K. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements.
Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

     2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended
                                 January 31,
                              -------------------
                                2000       1999
                              --------   --------
                            (Dollars in Thousands)

Interest Capitalized at
  Beginning of Period......... $ 21,966   $ 25,545
Plus Interest Incurred(1)(3)..    8,023      5,055
Less Interest Expensed(3).....    7,868      7,042
Less Sale of Assets...........               1,469
                               --------   --------
Interest Capitalized at
  End of Period(2)(3)......... $ 22,121   $ 22,089
                               ========   ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)  Data does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered and when land is not under active development.

     3. Homebuilding accumulated depreciation at January 31, 2000 and October 31, 1999 amounted to $20,954,000 and $19,550,000, respectively. Senior residential rental property accumulated depreciation at January 31, 2000 and October 31, 1999 amounted to $2,310,000 and $2,211,000, respectively.

     4. We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. As of January 31, 2000 and 1999, respectively, we are obligated under various performance letters of credit amounting to $4,794,000 and $6,868,000.

     5. Our credit facility has been amended as of February 22, 2000. Pursuant to the Amendment, our credit line increased to $375,000,000 and is extended through July 2003. Interest is payable monthly and at various rates of either the prime rate plus .25% or Libor plus 1.70%.

     6. Hovnanian Enterprises, Inc., the parent company (the "Parent" or "Company") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999.

     The Subsidiary Issuer acts as a finance and management entity that as of January 31, 2000 had issued and outstanding approximately $100,000,000 subordinated notes, $150,000,000 senior notes and a revolving credit agreement with an outstanding balance of $118,475,000. The subordinated notes, senior notes and the revolving credit agreement are fully and unconditionally guaranteed by the Parent.

     Each of the wholly owned subsidiaries of the Parent (collectively the "Guarantor Subsidiaries"), with the exception of four subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary holding and licensing the "K. Hovnanian" trade name and a subsidiary engaged in homebuilding activity in Poland (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the senior notes and the revolving credit agreement of the Subsidiary Issuer.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
JANUARY 31, 2000
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor   Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.......................$     92  $  49,631  $ 661,626  $     4,687             $          $ 716,036
Financial Services and CMO.........                           884       30,079                           30,963
Income Taxes (Payables)Receivables. (20,672)      (416)    28,251       (2,381)                           4,782
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 259,163    330,803   (394,924)       5,135   (200,177)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$238,583  $ 380,018  $ 295,837  $    37,520  $(200,177) $ 751,781
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$         $   6,183  $ 109,572  $       637             $ 116,392
Financial Services and CMO.........                           371       21,721                22,092
Notes Payable......................            374,376        338                 374,714
Stockholders' Equity............... 238,583       (541)   185,556       15,162   (200,177)   238,583
                                   -------- ----------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$238,583  $ 380,018  $ 295,837  $    37,520  $(200,177) $ 751,781
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 1999
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                     Parent   Issuer     iaries    Subsidiaries  ations     idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.......................$     53  $  34,735  $ 630,074  $     4,109  $          $ 668,971
Financial Services and CMO.........                        (4,807)      46,974                42,167
Income Taxes (Payables)Receivables.  (4,303)      (374)     8,562       (2,162)                1,723
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 240,676    304,811   (305,942)       2,252   (241,797)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$236,426  $ 339,172  $ 327,887  $    51,173  $(241,797) $ 712,861
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$         $   7,060  $ 102,282  $       363  $          $ 109,705
Financial Services and CMO.........                           495       34,456                34,951
Notes Payable......................            331,491        288                            331,779
Stockholders' Equity............... 236,426        621    224,822       16,354   (241,797)   236,426
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$236,426  $ 339,172  $ 327,887  $    51,173  $(241,797) $ 712,861
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2000
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor    Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     154  $ 251,406  $     2,092  $  (1,469) $ 252,183
  Financial Services and CMO.......                        1,750        3,216                 4,966
  Intercompany Charges.............            23,046      2,448                 (25,494)
  Equity In Pretax Income of
    Consolidated Subsidiaries......  4,776                                        (4,776)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................   4,776     23,200    255,604        5,308    (31,739)   257,149
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................            23,058    241,375          454    (17,917)   246,970
  Financial Services and CMO.......                        1,374        4,188       (159)     5,403
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            23,058    242,749        4,642    (18,076)   252,373
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes.........  4,776        142     12,855          666    (13,663)     4,776

State and Federal Income Taxes.....  1,324         35      4,166          230     (4,431)     1,324
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$ 3,452  $     107  $   8,689  $       436  $  (9,232) $   3,452
                                   =======  ========== ========== ====================== ==========
HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 1999
(Thousands of Dollars)

                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor    Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      86  $ 196,558  $     4,261  $  (3,579) $ 197,326
  Financial Services and CMO.......                          820        4,974                 5,794
  Intercompany Charges.............            20,896        649                 (21,545)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 10,178                                       (10,178)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  10,178     20,982    198,027        9,235    (35,302)   203,120
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................            20,965    183,351        1,022    (17,769)   187,569
  Financial Services and CMO.......                          490        4,880          3      5,373
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            20,965    183,841        5,902    (17,766)   192,942
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 10,178         17     14,186        3,333    (17,536)    10,178

State and Federal Income Taxes.....  4,050                 5,621        1,445     (7,066)     4,050
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$ 6,128  $      17  $   8,565  $     1,888  $ (10,470) $   6,128
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2000
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor    Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries  ations     idated
                                     --------  --------- ---------- ------------  ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$  3,452  $    107  $   8,689  $       436   $  (9,232) $   3,452
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  16,257       170    (80,276)      15,338       9,232    (39,279)
                                     --------  --------- ---------- ------------  ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  19,709       277    (71,587)      15,774                (35,827)

Net Cash Provided by (Used In)
  Investing Activities...............            (8,327)      (470)          (2)                (8,799)

Net Cash Provided By(Used In)
  Financing Activities...............  (1,176)   48,350      2,552      (12,787)                36,939

Intercompany Investing and Financing
Activities - Net..................... (18,487)  (34,743)    33,067       (2,883)
                                     --------  --------- ---------- ------------  ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................      46     5,557    (13,392)         102                 (7,687)
Cash and Cash Equivalent Balance,
  Beginning of Period................      46    (5,395)    24,608          106                 19,365
                                     --------  --------- ---------- ------------  ---------- ----------
Cash and Cash Equivalent Balance,
  End of Period......................$     92  $    162  $  11,216  $       208   $          $  11,678
                                     ========  ========= ========== ============  ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 1999
(Thousands of Dollars)

                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor    Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries  ations     idated
                                     --------  --------- ---------- ------------  ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................ $  6,128  $     17  $   8,565  $     1,888   $ (10,470) $   6,128
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  (5,673)   (1,604)   (49,662)      11,100      10,470    (35,369)
                                     --------  --------- ---------- ------------  ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........     455    (1,587)   (41,097)      12,988                (29,241)

Net Cash Provided by (Used In)
  Investing Activities...............            (1,237)    17,909          (42)                16,630

Net Cash Provided By(Used In)
  Financing Activities...............  (1,525)   24,225     (3,583)      (7,688)                11,429

Intercompany Investing and Financing
  Activities - Net...................   1,806   (15,617)    18,507       (4,696)
                                     --------  --------- ---------- ------------  ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................     736     5,784     (8,264)         562                 (1,182)
Cash and Cash Equivalent Balance,
  Beginning of Period................      14    (9,660)    23,023        2,177                 15,554
                                     --------  --------- ---------- ------------  ---------- ----------
Cash and Cash Equivalent Balance,
  End of Period......................$    750  $ (3,876) $  14,759  $     2,739   $          $  14,372
                                     ========  ========= ========== ============  ========== ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Our cash uses during the three months ended January 31, 2000 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, and the repurchase of common stock. We provided for our cash requirements from the revolving credit facility, housing and land sales, financial service fees, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

     In December 1998 the Board of Directors increased the stock repurchase program to purchase up to 3 million shares of Class A Common Stock. This authorization expires on December 31, 2000. As of January 31, 2000, 2,564,400 shares were repurchased under this program of which 200,000 were purchased during the three months ended January 31, 2000.

     Our bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $375,000,000 (the "Revolving Credit Facility") through July 2003. Interest is payable monthly and at various rates of either the prime rate plus .25% or Libor plus 1.70%. We believe that we will be able either to extend the Agreement beyond July 2003 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We are currently in compliance and intend to maintain compliance with its covenants under the Agreement. As of January 31, 2000, borrowings under the Agreement were $118,475,000.

     The subordinated indebtedness issued by us and outstanding as of January 31, 2000 was $100,000,000 9 3/4% Subordinated Notes due June 2005. The senior indebtedness issued by us and outstanding as of January 31, 2000 was $150,000,000 9 1/8% Senior Notes due May 2009.

     Our mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of our subsidiaries. As of January 31, 2000, the aggregate principal amount of all such borrowings was $20,936,000.

     Total inventory increased $34,166,000 during the three months ended January 31, 2000. The increase was primarily due to significant anticipated openings of a number of communities in the Northeast Region and California and our expansion in the Maryland market. Substantially all homes under construction or completed and included in inventory at January 31, 2000 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit and subordinated indebtedness.


The following table summarizes housing lots in our active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  January 31, 2000......  109       19,620  6,607      1,796       11,217

  October 31, 1999......  110       19,963  6,899      1,844       11,220

(1) Includes 86 and 96 lots under option at January 31, 2000 and October 31, 1999, respectively.

(2) Of the total home lots available, 675 and 599 were under construction or complete (including 93 and 76 models and sales offices), 6,535 and 7,057 were under option, and 444 and 216 were financed through purchase money mortgages at January 31, 2000 and October 31, 1999, respectively.

     In addition, at January 31, 2000 and October 31, 1999, respectively, in substantially completed or suspended communities, we owned or had under option 90 and 94 home lots. We also control a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At January 31, 2000 we controlled such land to build 17,044 proposed homes, compared to 13,573 homes at October 31, 1999.

     The following table summarizes our started or completed unsold homes in active, substantially complete and suspended communities:

                            January 31,               October 31,
                                2000                     1999
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   127       40      167     114       31     145
North Carolina......    89       --       89     129       --     129
Florida.............    39       --       39       5       --       5
Metro D.C...........    10        9       19      13        9      22
California..........   133       16      149      53       10      63
Texas............      208       28      236     255       28     253
Poland..............    31       --       31      14       --      14
                     ------   ------   -----   ------   ------   -----
  Total                637       93      730     553       78     631
                     ======   ======   =====   ======   ======   =====

     Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $22,051,000 and $32,844,000 at January 31, 2000 and October 31, 1999, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by us. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. Collateral Mortgage Financing - Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1999

     Our operations consist primarily of residential housing development and sales in our Northeast Region (comprising of New Jersey, southern New York State and eastern Pennsylvania), North Carolina, southeastern Florida, Metro D.C. (northern Virginia and Maryland), southern California, Texas and Poland. Our Texas operations are the result of the acquisition of a Texas homebuilder on October 1, 1999. In addition, we provide financial services to our homebuilding customers as well as third parties.

     Important indicators of the future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog (using base sales prices) by market area is set forth below:


                        Sales Contracts for the
                          Three Months Ended        Contract Backlog
                             January 31,            as of January 31,
                        -----------------------    --------------------
                           2000          1999         2000       1999
                        ---------     ---------    ---------  ---------
                                      (Dollars in Thousands)
Northeast Region(1):
  Dollars.............  $109,040      $ 90,163     $284,240   $250,181
  Homes...............       422           402        1,086      1,056

North Carolina:
  Dollars.............  $ 26,892      $ 31,111     $ 44,081   $ 50,899
  Homes...............       144           150          213        231

Florida:
  Dollars.............  $  3,134      $ 11,530     $  7,676   $ 18,655
  Homes...............        12            53           29         88

Metro D.C.:
  Dollars.............  $ 13,449      $ 11,077     $ 32,144   $ 24,621
  Homes...............        52            50          136        111

California:
  Dollars.............  $ 23,839      $ 17,817     $ 33,217   $ 21,659
  Homes...............        93            94          128        110

Texas:
  Dollars.............  $ 39,830      $      -     $ 42,951   $      -
  Homes...............       202             -          204          -

Poland:
  Dollars.............  $  1,059      $    482     $  1,600   $   428
  Homes...............        38             5           47         3

Totals:
  Dollars.............  $217,243      $162,180     $445,909   $366,443
  Homes...............       963           754        1,843      1,599

(1) Three months ended January 31, 2000 includes $14,332,000 total sales and 43 homes and $37,196,000 total contract backlog and 116 homes from a New Jersey homebuilder acquired on August 7, 1999.


Total Revenues:

     Revenues for the three months ended January 31, 2000 increased $54.0 million or 26.6%, compared to the same period last year. This was the result of a $55.2 million increase in revenues from the sale of homes. This increase was partially offset by a $0.4 million decrease in land sales and other homebuilding revenues, and a $0.8 million decrease in financial services.


Homebuilding:

     Revenues from the sale of homes increased $55.2 million or 28.3% during the three months ended January 31, 2000, compared to the same period last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended
                           January 31,
                        -------------------
                          2000       1999
                        ---------  --------
                       (Dollars in Thousands)

Northeast Region(1):
  Housing Revenues.....  $127,252  $126,683
  Homes Delivered......       461       478

North Carolina:
  Housing Revenues.....  $ 27,370  $ 29,080
  Homes Delivered......       138       154

Florida:
  Housing Revenues.....  $  4,499  $  8,333
  Homes Delivered......        20        38

Metro D.C.:
  Housing Revenues.....  $ 15,845  $ 12,547
  Homes Delivered......        65        54

California:
  Housing Revenues.....  $ 25,636  $ 17,311
  Homes Delivered......        94       103

Texas:
  Housing Revenues.....  $ 49,215         -
  Homes Delivered......       259         -

Poland:
  Housing Revenues.....  $    301  $    931
  Homes Delivered......         4         9

Totals:
  Housing Revenues.....  $250,118  $194,885
  Homes Delivered......     1,041       836

(1) Three months ended January 31, 2000 includes $18,140,000 housing revenues and 50 homes from a New Jersey homebuilder acquired on August 7, 1999.

      The increase in the number of homes delivered compared to the prior year was primarily due to the acquisition of two homebuilding companies, one in New Jersey and one in Texas during the fourth quarter ended October 31, 1999. The increase in housing revenues was primarily due to increased home deliveries in Texas and Metro D. C. slightly offset by decreases in the Northeast Region, North Carolina, Florida, and California. Average home prices increased slightly to $240,267 in 2000 compared to $233,117 in 1999, primarily resulting from increased sales prices and selling more options.

     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended
                                  January 31,
                              -------------------
                                2000       1999
                              --------   --------
                             (Dollars in Thousands)

Sale of Homes................ $250,118   $194,885
Cost of Sales................  204,710    154,249
                              --------   --------
Housing Gross Margin......... $ 45,408   $ 40,636
                              ========   ========

Gross Margin Percentage......    18.2%      20.9%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended
                                   January 31,
                              -------------------
                                2000       1999
                              --------   --------
Sale of Homes................  100.0%     100.0%
                              --------   --------
Cost of Sales:
      Housing, land &
        development costs....    73.4%     70.9%
      Commissions............     2.3%      2.0%
      Financing concessions..     0.9%      0.8%
      Overheads..............     5.2%      5.4%
                              --------   --------
Total Cost of Sales..........    81.8%      79.1%
                              --------   --------
Gross Margin.................    18.2%      20.9%
                              ========   ========

     We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. For the three months ended January 31, 2000 our gross margin percentage decreased 2.7% compared to the same period last year. This can be attributed to a less rich community mix from the Northeast Region and more deliveries in our new Texas market where they report lower margins.

     Selling, general, and administrative expenses as a percentage of total homebuilding revenues, increased to 9.9% for the three months ended January 31, 2000 from 8.9% for the prior year three months. Such expenses increased during the three months ended January 31, 2000 $7.6 million compared to the same period last year. The overall percentage and dollar increases in selling, general and administrative is due to increased deliveries, community openings, and increases in administrative costs primarily in our Northeast Region and California, and the addition of Texas.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended
                                      January 31,
                                   ------------------
                                     2000      1999
                                   --------  --------

Land and Lot Sales................ $  934    $ 1,327
Cost of Sales.....................    793      1,338
                                   --------  --------
Land and Lot Sales Gross Margin...    141        (11)
Interest Expense..................    191        133
                                   --------  --------
Land and Lot Sales Profit Before
  Tax............................. $  (50)   $  (144)
                                   ========  ========

     Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from our homebuyers, as well as from third parties, selling such mortgages in the secondary market and title insurance activities. For the three months ended January 31, 2000 financial services recorded a $0.5 million loss before income taxes compared to a profit of $0.4 million in 1999. Our mortgage banking goals are to improve profitability by increasing the capture rate of our homebuyers and expanding our business to include originations from unrelated third parties. Collateralized Mortgage Financing

     In the years prior to February 29, 1988 we pledged mortgage loans originated by its mortgage banking subsidiaries against our collateralized mortgage obligations ("CMO's"). Subsequently we discontinued our CMO program. As a result, CMO operations are diminishing as pledged loans are decreasing through principal amortization and loan payoffs, and related bonds are reduced. In recent years, as a result of bonds becoming callable, we have also sold a portion of our CMO pledged mortgages.


Corporate General and Administrative

     Corporate general and administrative expenses includes the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses decreased to 2.7% for the three months ended January 31, 2000 from 3.2% for the prior year three months due to increased housing revenues. Corporate general and administrative expenses slightly increased $0.4 million during the three months ended January 31, 2000 compared to the same period last year. Increases in Corporate general and administrative expenses are primarily attributed to increased process redesign costs associated with the design and development of streamlined business processes associated with the implementation of SAP, our new enterprise wide fully integrated software package and increased depreciation of capitalized process redesign costs in prior years.


Interest

     Interest expense includes housing, and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended
                               January 31,
                            ------------------
                              2000      1999
                            --------  --------

Sale of Homes.............. $ 7,677  $  6,909
Land and Lot Sales.........     191       133
                            --------  --------
Total...................... $ 7,868  $  7,042
                            ========  ========

     Housing interest as a percentage of sale of homes revenues amounted to 3.1% for the three months ended January 31, 2000 which is slightly less than the 3.6% for the three months ended January 31, 1999.


Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, investment property operations, amortization of senior and subordinated note issuance expenses, earnout payments from homebuilding company acquisitions and corporate owned life insurance loan interest.


Total Taxes

     Total taxes as a percentage of income before taxes amounted to approximately 27.7% and 39.8% for the three months ended January 31, 2000 and 1999, respectively. The decrease in this percentage from 1999 to 2000 is primarily attributed to lower state income taxes and senior rental tax credits. Although the credits are the same in 1999 and 2000, they reduce our effective tax rate more significantly when pretax profits decline. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


Year 2000

     We completed all Year 2000 readiness work and experienced no problems with regard to this matter.


Inflation

     Inflation has a long-term effect on us because increasing costs of land, materials and labor result in increasing sale prices of its homes. In general, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. In recent years, in the price ranges in which our homes sell, we have not found this risk to be a significant problem.

     Inflation has a lesser short-term effect on us because we generally negotiates fixed price contracts with its subcontractors and material suppliers for the construction of its homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between four to twelve months. Construction costs for residential buildings represent approximately 57% of our total costs and expenses.


     All statements in this Form 10Q that are not historical facts should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuations in interest rates, increases in raw materials and labor costs, levels of competition and other factors described in detail in the Company's Form 10-K for the year ended October 31, 1999.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)

DATE:  March 14, 2000               /S/J.LARRY SORSBY
                                    J. Larry Sorsby,
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer


DATE:  March 14, 2000               /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller