Form 10-Q
period 2000-04-30
HOVNANIAN ENTERPRISES INC
filed 2000-06-07
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 2000 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,041,117 Class A Common Shares and 7,638,622 Class B Common Shares were outstanding as of May 26, 2000.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at April 30,
                2000 (unaudited) and October 31, 1999              3

              Consolidated Statements of Income for the three
                and six months ended April 30, 2000 and 1999
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the six months ended April 30, 2000
                (unaudited)                                        6

              Consolidated Statements of Cash Flows for
                the six months ended April 30, 2000
                and 1999 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      18

PART II.  Other Information

     Item 4.     Submission of Matters to a Vote of Security
                 Holders                                           23

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        24

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                    April 30,     October 31,
          ASSETS                                       2000           1999
                                                   -----------    -----------
                                                   (unaudited)
Homebuilding:
  Cash and cash equivalents.......................   $  6,896       $ 17,163
                                                   -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development.................................    524,175        475,196
    Land and land options held for future
      development or sale.........................     65,795         52,034
                                                   -----------    -----------
      Total Inventories...........................    589,970        527,230
                                                   -----------    -----------

  Receivables, deposits, and notes ...............     39,981         30,675
                                                   -----------    -----------

  Property, plant, and equipment - net............     34,360         26,500
                                                   -----------    -----------

  Senior residential rental properties - net......     10,469         10,650
                                                   -----------    -----------

  Prepaid expenses and other assets...............     63,556         56,753
                                                   -----------    -----------
      Total Homebuilding..........................    745,232        668,971
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      1,379          2,202
  Mortgage loans held for sale....................     30,994         33,158
  Other assets....................................      1,707          1,563
                                                   -----------    -----------
      Total Financial Services....................     34,080         36,923
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      4,521          5,006
  Other assets....................................        268            238
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      4,789          5,244
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      6,130          1,723
                                                   -----------    -----------
Total Assets......................................   $790,231       $712,861
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                       April 30,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2000         1999
                                                     -----------  -----------
                                                     (unaudited)
Homebuilding:
  Nonrecourse land mortgages........................   $ 17,250     $  6,407
  Accounts payable and other liabilities............     67,879       73,989
  Customers' deposits...............................     34,804       25,647
  Nonrecourse mortgages secured by operating
    properties......................................      3,607        3,662
                                                     -----------  -----------
      Total Homebuilding............................    123,540      109,705
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      1,476        1,218
  Mortgage warehouse line of credit.................     26,870       30,034
                                                     -----------  -----------
      Total Financial Services......................     28,346       31,252
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Bonds collateralized by mortgages receivable......      3,316        3,699
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      3,316        3,699
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................    132,150       70,125
  Senior notes......................................    150,000      150,000
  Subordinated notes................................    100,000      100,000
  Accrued interest..................................     12,120       11,654
                                                     -----------  -----------
      Total Notes Payable...........................    394,270      331,779
                                                     -----------  -----------
      Total Liabilities.............................    549,472      476,435
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 17,254,987 shares
    (including 3,110,645 shares in April 2000 and
    2,710,274 shares in October 1999 held
    in Treasury)....................................        172          172
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 7,984,771 (both years
    include 345,874 shares held in Treasury)........         79           79
  Paid in Capital...................................     45,709       45,856
  Retained Earnings.................................    220,167      213,257
  Treasury Stock - at cost..........................    (25,368)     (22,938)
                                                     -----------  -----------
      Total Stockholders' Equity....................    240,759      236,426
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $790,231     $712,861
                                                     ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(unaudited)
                                         Three Months Ended    Six Months Ended
                                              April 30,           April 30,
                                         -------------------  -------------------
                                            2000      1999        2000     1999
                                         --------- ---------  --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $235,055  $199,138   $485,173  $394,023
    Land sales and other revenues......     3,378     5,454      5,443     7,895
                                         --------- ---------  --------- ---------
      Total Homebuilding...............   238,433   204,592    490,616   401,918
  Financial Services...................     3,344     4,154      8,195     9,812
  Collateralized Mortgage Financing....       111       139        226       275
                                         --------- ---------  --------- ---------
      Total Revenues...................   241,888   208,885    499,037   412,005
                                         --------- ---------  --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   188,424   159,037    393,927   314,624
    Selling, general and administrative    25,764    18,588     50,692    35,918
    Inventory impairment loss..........                 401                  401
                                         --------- ---------  --------- ---------
      Total Homebuilding...............   214,188   178,026    444,619   350,943
                                         --------- ---------  --------- ---------
  Financial Services...................     4,139     3,859      9,444     9,101
                                         --------- ---------  --------- ---------
  Collateralized Mortgage Financing....        93       142        191       273
                                         --------- ---------  --------- ---------
  Corporate General and Administration.     7,487     6,418     14,361    12,853
                                         --------- ---------  --------- ---------
  Interest.............................     7,780     7,346     15,648    14,388
                                         --------- ---------  --------- ---------
  Other Operations.....................     2,749       625      4,546     1,800
                                         --------- ---------  --------- ---------
      Total Expenses...................   236,436   196,416    488,809   389,358
                                         --------- ---------  --------- ---------
Income Before Income Taxes.............     5,452    12,469     10,228    22,647
                                         --------- ---------  --------- ---------
State and Federal Income Taxes:
  State................................       304     1,340        459     2,828
  Federal..............................     1,690     3,677      2,859     6,239
                                         --------- ---------  --------- ---------
    Total Taxes........................     1,994     5,017      3,318     9,067
                                         --------- ---------  --------- --------
Net Income.............................  $  3,458  $  7,452   $  6,910  $ 13,580
                                         ========= =========  ========= =========
Per Share Data:
Basic:
  Income per common share..............  $   0.16  $   0.35    $   0.31 $   0.63
  Weighted average number of common
    shares outstanding.................    22,054    21,266      22,192   21,391
Assuming dilution:
  Income per common share..............      0.16      0.35        0.31     0.63
  Weighted average number of common
     shares outstanding................    22,111    21,488      22,271   21,611

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, October 31, 1999   14,508,168  $  172    7,651,209  $   79  $45,856  $213,257  $(22,938) $236,426

Acquisitions..............                                              (147)                         (147)

Stock bonus plan..........      24,233

Conversion of Class B to
  Class A Common Stock....      12,312              (12,312)

Treasury stock purchases..    (400,371)                                                   (2,430)   (2,430)

Net Income................                                                       6,910               6,910
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, April 30, 2000
(unaudited)...............  14,144,342  $  172    7,638,897  $   79  $45,709  $220,167  $(25,368) $240,759
                           ===========  ======  ===========  ======  =======  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
                                                          Six Months Ended
                                                              April 30,
                                                       ---------------------
                                                          2000       1999
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $   6,910  $  13,580
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Depreciation....................................     3,151      2,428
      (Gain) loss on sale and retirement of property
        and assets....................................      (154)       520
      Deferred income taxes...........................       668      2,493
      Impairment losses...............................                  401
      Decrease (increase) in assets:
        Mortgage notes receivable.....................     2,763     26,472
        Receivables, prepaids and other assets........   (16,567)   (10,967)
        Inventories...................................   (62,740)   (21,250)
      Increase (decrease) in liabilities:
        State and Federal income taxes................    (5,075)       137
        Customers' deposits...........................     9,512     (1,065)
        Interest and other accrued liabilities........    (1,807)    (3,268)
        Post development completion costs.............    (1,256)      (807)
        Accounts payable..............................    (2,679)    (8,892)
                                                       ---------- ----------
          Net cash (used in) operating activities.....   (67,274)      (218)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......       256     18,083
  Purchase of property, equipment and other fixed
    assets............................................   (10,762)    (6,013)
  Acquisition of homebuilding companies...............      (147)
  Investment in and advances to unconsolidated
    affiliates........................................                   (4)
                                                       ---------- ----------
          Net cash (used in) provided by investing
            activities................................   (10,653)    12,066
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   604,654    323,253
  Principal payments on mortgages and notes...........  (535,387)  (335,812)
  Purchase of treasury stock..........................    (2,430)    (3,838)
  Proceeds from sale of stock.........................                   29
                                                       ---------- ----------
          Net cash provided by (used in) financing
            activities................................    66,837    (16,368)
                                                       ---------- ----------
Net (Decrease) In Cash and Cash Equivalents...........   (11,090)    (4,520)
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................    19,365     15,554
                                                       ---------- ----------
Cash and Cash Equivalents Balance, End Of Period......  $  8,275   $ 11,034
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

     2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended    Six Months Ended
                                   April 30,             April 30,
                              -------------------  -------------------
                                2000       1999       2000      1999
                              --------   --------  --------   --------
                                       (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period........  $22,121   $ 22,089   $21,966    $25,545
Plus Interest Incurred(1)(3).    9,291      6,274    17,314     11,329
Less Interest Expensed(3)....    7,780      7,346    15,648     14,388
Less Sale of Assets.........                                     1,469
                              --------   --------  --------   --------
Interest Capitalized at
  End of Period (2) (3).....  $ 23,632   $ 21,017  $ 23,632   $ 21,017
                              ========   ========  ========   ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)  Data does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered and when land is not under active development, and interest incurred and expensed on operating properties and senior residential rental properties.

     3. Homebuilding accumulated depreciation at April 30, 2000 and October 31, 1999 amounted to $19,685,000 and $19,550,000, respectively. Senior residential rental property accumulated depreciation at April 30, 2000 and October 31, 1999 amounted to $2,095,000 and $2,211,000, respectively.

     4. During the three months ended April 30, 1999 we recorded a $401,000 impairment loss associated with an option in Florida including approval, engineering and capitalized interest. Residential inventory FAS 121 impairment losses and option write-offs are reported on the Consolidated Statements of Income as "Homebuilding - Inventory Impairment Loss."

     5. We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. As of April 30, 2000 and October 31, 1999, we are obligated under various performance letters of credit amounting to $4,324,000 and $4,091,000, respectively.

     6. Our credit facility has been amended as of February 22, 2000. Pursuant to the Amendment, our credit line increased to $375,000,000 and is extended through July 2003. Interest is payable monthly and at various rates of either the prime rate plus .25% or Libor plus 1.70%.

     7. Hovnanian Enterprises, Inc., the parent company (the "Parent" or "Company") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999.

     The Subsidiary Issuer acts as a finance and management entity that as of April 30, 2000 had issued and outstanding approximately $100,000,000 of subordinated notes, $150,000,000 senior notes and a revolving credit agreement with an outstanding balance of $132,150,000. The subordinated notes, senior notes and the revolving credit agreement are fully and unconditionally guaranteed by the Parent.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
APRIL 30, 2000
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor     Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries   ations      idated
                                   --------  ---------- ---------- ------------   ---------- ----------
ASSETS
Homebuilding.......................$    362   $  45,385  $ 693,811  $     5,674   $          $ 745,232
Financial Services and CMO.........                            825       38,044                 38,869
Income Taxes (Payables)Receivables.     496        (564)     9,709       (3,511)                 6,130
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 239,901     355,192   (401,715)      10,417    (203,795)
                                   --------  ---------- ---------- ------------   ---------- ----------
Total Assets.......................$240,759   $ 400,013  $ 302,630   $   50,624   $(203,795) $ 790,231
                                   ========  ========== ========== ============   ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$          $   6,952  $ 115,924   $      664   $          $ 123,540
Financial Services and CMO.........                            361       31,301                 31,662
Notes Payable......................             393,949        321                             394,270
Stockholders' Equity............... 240,759        (888)   186,024       18,659    (203,795)   240,759
                                   --------  ---------- ---------- ------------   ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$240,759   $ 400,013  $ 302,630   $  50,624    $(203,795) $ 790,231
                                   ========  ========== ========== ============   ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 1999
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary   Subsid-  Guarantor    Elimin-    Consol-
                                     Parent   Issuer     iaries   Subsidiaries ations     idated
                                   --------  --------- ---------- ------------ ---------- ----------

ASSETS
Homebuilding.......................$     53  $ 34,735  $ 630,074  $     4,109  $          $ 668,971
Financial Services and CMO.........                       (4,807)      46,974                42,167
Income Taxes (Payables)Receivables.  (4,303)     (374)     8,562       (2,162)                1,723
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 240,676   304,811   (305,942)       2,252    (241,797)
                                   --------  --------- ---------- ------------ ---------- ----------
Total Assets.......................$236,426  $339,172  $ 327,887  $    51,173  $ (241,797) $712,861
                                   ========  ========= ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$         $  7,060  $ 102,282  $       363  $           $ 109,705
Financial Services and CMO.........                          495       34,456                 34,951
Notes Payable......................           331,491        288                  331,779
Stockholders' Equity............... 236,426       621    224,822       16,354    (241,797)   236,426
                                   --------  --------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$236,426  $339,172  $ 327,887  $    51,173  $ (241,797) $ 712,861
                                   ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2000
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      69  $ 237,666   $    4,350  $  (3,652)  $ 238,433
  Financial Services and CMO.......                        1,001        2,454                  3,455
  Intercompany Charges.............            24,860      1,550                 (26,410)
  Equity In Pretax Income of
    Consolidated Subsidiaries......  5,452                                        (5,452)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................   5,452     24,929    240,217        6,804    (35,514)    241,888
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            24,502    228,884          219    (21,401)    232,204
  Financial Services and CMO.......                          936        3,356        (60)      4,232
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            24,502    229,820        3,575    (21,461)    236,436
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes.........  5,452        427     10,397        3,229    (14,053)      5,452

State and Federal Income Taxes.....  1,994        204      3,667        1,136     (5,007)      1,994
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ........................$ 3,458  $     223  $   6,730   $    2,093  $  (9,046)  $   3,458
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 1999
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     (57) $ 204,635  $     5,273  $  (5,259) $ 204,592
  Financial Services and CMO.......                          791        3,502                 4,293
  Intercompany Charges.............            20,944      1,335                 (22,279)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 12,469                                       (12,469)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  12,469     20,887    206,761        8,775    (40,007)   208,885
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            21,175    190,632          345    (19,737)   192,415
  Financial Services and CMO.......                          682        3,543       (224)     4,001
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            21,175    191,314        3,888    (19,961)   196,416
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes......... 12,469       (288)    15,447        4,887    (20,046)    12,469

State and Federal Income Taxes.....  5,017                 5,631        2,065     (7,696)     5,017
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$ 7,452  $    (288) $   9,816  $     2,822  $ (12,350) $   7,452
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2000
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      223  $ 489,072  $     6,442  $  (5,121) $ 490,616
  Financial Services and CMO.......                         2,751        5,670                 8,421
  Intercompany Charges.............             47,906      3,998                 (51,904)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 10,228                                        (10,228)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ $10,228  $   48,129  $ 495,821  $    12,112  $ (67,253) $ 499,037
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................             47,560    470,259          673    (39,318)   479,174
  Financial Services and CMO.......                         2,310        7,544       (219)     9,635
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................             47,560    472,569        8,217    (39,537)   488,809
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes......... 10,228         569     23,252        3,895    (27,716)    10,228

State and Federal Income Taxes.....  3,318         239      7,833        1,366     (9,438)     3,318
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$ 6,910  $      330  $  15,419  $     2,529  $ (18,278) $   6,910
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 1999
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      29  $ 400,919  $     9,534  $  (8,564) $ 401,918
  Financial Services and CMO.......                        1,611        8,476                10,087
  Intercompany Charges.............            41,840      1,984                 (43,824)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 22,647                                       (22,647)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  22,647     41,869    404,514       18,010    (75,035)   412,005
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            42,140    373,709        1,367    (37,232)   379,984
  Financial Services and CMO.......                        1,172        8,423       (221)     9,374
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            42,140    374,881        9,790    (37,453)   389,358
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 22,647       (271)    29,633        8,220    (37,582)    22,647

State and Federal Income Taxes.....  9,067                11,252        3,510    (14,762)     9,067
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ........................$13,580  $    (271) $  18,381  $     4,710  $ (22,820) $  13,580
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2000
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$  6,910  $     330  $  15,419  $     2,529 $ (18,278) $  6,910
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  (4,792)    44,407   (142,308)      10,231    18,278   (74,184)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........   2,118     44,737   (126,889)      12,760             (67,274)

Net Cash Provided By (Used In)
  Investing Activities...............    (147)    (9,762)      (742)          (2)            (10,653)

Net Cash (Used In) Provided By
  Financing Activities...............  (2,430)    62,025     10,790       (3,548)             66,837

Intercompany Investing and Financing
  Activities - Net...................     775    (98,287)   105,677       (8,165)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................     316     (1,287)   (11,164)       1,045             (11,090)
Cash and Cash Equivalents Balance,
  Beginning of Period................      46     (5,395)    24,608          106              19,365
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$    362  $  (6,682) $  13,444       1,151  $          $  8,275
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 1999
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor    Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries  ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 13,580  $   (271) $  18,381  $     4,710  $ (22,820) $  13,580
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...     865    (3,931)   (58,970)      25,418     22,820    (13,798)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  14,445    (4,202)   (40,589)      30,128                  (218)

Net Cash Provided By (Used In)
  Investing Activities...............              (436)    12,587          (85)               12,066

Net Cash Provided By (Used In)
  Financing Activities...............  (3,809)   16,675     (5,367)     (23,867)              (16,368)

Intercompany Investing and Financing
  Activities - Net................... (10,604)   (2,613)    18,824       (5,607)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash
  and Cash Equivalents...............      32     9,424    (14,545)         569                (4,520)
Cash and Cash Equivalents Balance,
  Beginning of Period................      14   (9,660)     23,023        2,177                15,554
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     46  $  (236)  $   8,478  $     2,746  $          $  11,034
                                     ========  ========= ========== ============ ========== ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Our uses for cash during the six months ended April 30, 2000 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, and the repurchase of common stock. We provided for our cash requirements from the revolving credit facility, housing and land sales, financial service fees and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

     In March 2000 the Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. This authorization expires on December 31, 2000. As of April 30, 2000, 2,764,771 shares were repurchased under this program of which 400,371 shares were purchased during the six months ended April 30, 2000.

     Our bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $375,000,000 (the "Revolving Credit Facility") through July 2003. Interest is payable monthly and at various rates of either prime plus .25% or Libor plus 1.70%. We believe that we will be able either to extend the Agreement beyond July 2003 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with our covenants under the Agreement. As of April 30, 2000, borrowings under the Agreement were $132,150,000.

     The subordinated indebtedness issued by us and outstanding as of April 30, 2000 was $100,000,000 9 3/4% Subordinated Notes due June 2005. The senior indebtedness issued by us and outstanding as of April 30, 2000 was $150,000,000 9 1/8% Senior Notes due May 2009.

     Our mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of our subsidiaries. As of April 30, 2000, the aggregate principal amount of all such borrowings was $30,186,000.

     Total inventory increased $62,740,000 during the six months ended April 30, 2000. The increase was primarily due to significant anticipated openings of a number of communities in the Northeast Region and California and our expansion in Maryland. Substantially all homes under construction or completed and included in inventory at April 30, 2000 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit and subordinated indebtedness.

     The following table summarizes housing lots in our active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  April 30, 2000........ 125       19,554   6,549       2,203       10,802

  October 31, 1999...... 110       19,963   6,899       1,844       11,220

(1) Includes 129 and 96 lots under option at April 30, 2000 and October 31, 1999, respectively.

(2) Of the total home lots available, 661 and 599 were under construction or complete (including 69 and 76 models and sales offices), 5,821 and 7,057 were under option, and 253 and 216 were financed through purchase money mortgages at April 30, 2000 and October 31, 1999, respectively.

     In addition, at April 30, 2000 and October 31, 1999, respectively, in substantially completed or suspended communities, we owned or had under option 68 and 94 home lots. We also control a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At April 30, 2000 we controlled such land to build 13,175 proposed homes, compared to 13,573 homes at October 31, 1999.

     The following table summarizes our started or completed unsold homes in active, substantially complete and suspended communities:

                              April 30,               October 31,
                                2000                     1999
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   118       46     164      114       31     145
North Carolina......    78       --      78      129       --     129
Florida.............     5       --       5        5       --       5
Metro D. C..........     9        6      15       13        9      22
California..........   114       12     126       53       10      63
Texas..............    220        5     225      225       28     253
Poland..............    60       --      60       14       --      14
                     ------   ------   -----   ------   ------   -----
  Total                604       69     673      553       78     631
                     ======   ======   =====   ======   ======   =====

     Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $30,682,000 and $32,844,000 at April 30, 2000 and October 31, 1999, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by us. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. Collateral Mortgage Financing - Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 1999

     Our operations consist primarily of residential housing development and sales in its Northeast Region (comprising of New Jersey, southern New York State and eastern Pennsylvania), North Carolina, southeastern Florida, Metro D. C. (northern Virginia and Maryland), southern California, Texas and Poland. Our Texas operations are the result of the acquisition of a Texas homebuilder on October 1, 1999. In addition, we provide financial services to our homebuilding customers as well as third parties.

     Important indicators of the future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract (using base sales prices) by market area are set forth below:

                        Sales Contracts for the
                            Six Months Ended        Contract Backlog
                               April 30,             as of April 30,
                        -----------------------    --------------------
                           2000          1999         2000       1999
                        ---------     ---------    ---------  ---------
                                      (Dollars in Thousands)
Northeast Region(1):
  Dollars.............  $283,166      $205,087     $358,531   $256,033
  Homes...............     1,073           886        1,327      1,058

North Carolina:
  Dollars.............  $ 60,872      $ 81,784     $ 47,229   $ 71,044
  Homes...............       320           416          229        348

Florida:
  Dollars.............  $ 13,691      $ 20,580     $ 13,711   $ 19,262
  Homes...............        55            92           55         87

Metro D. C.:
  Dollars.............  $ 38,593      $ 27,278     $ 39,924   $ 34,815
  Homes...............       146           122          164        156

California:
  Dollars.............  $ 75,953      $ 41,952     $ 56,280   $ 20,001
  Homes...............       244           217          162        105

Texas:
  Dollars.............  $ 86,501      $     --     $ 52,618   $     --
  Homes...............       438            --          259         --

Poland:
  Dollars.............  $  1,187      $    482     $  1,753   $    428
  Homes...............        37             5           47          3

Totals:
  Dollars.............  $559,963      $377,163     $570,046   $401,583
  Homes...............     2,313         1,738        2,243      1,757

(1) Six months ended April 30, 2000 includes $34,803,000 total sales and 102 homes and $46,326,000 total contract backlog and 136 homes from a New Jersey homebuilder acquired on August 7, 1999.


Total Revenues:

     Revenues for the three months ended April 30, 2000 increased $33.0 million or 15.8%, compared to the same period last year. This was the result of a $35.9 million increase in revenues from the sale of homes. This increase was partially offset by a $2.1 million decrease in land sales and other homebuilding revenues and a $0.8 million decrease in financial services revenues.

     Revenues for the six months ended April 30, 2000 increased $87.0 million or 21.1%, compared to the same period last year. This was the result of a $91.1 million increase in revenues from the sale of homes. This increase was partially offset by a $2.5 million decrease in land sales and other homebuilding revenues and a $1.6 million decrease in financial services revenues.


Homebuilding:

     Revenues from the sale of homes increased $35.9 million or 18.0% during the three months ended April 30, 2000, and increased $91.1 million or 23.1% during the six months ended April 30, 2000, compared to the same period last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended    Six Months Ended
                             April 30,           April 30,
                        -------------------   ------------------
                          2000       1999        2000     1999
                        ---------  --------   --------  --------
                                 (Dollars in Thousands)

Northeast Region(1):
  Housing Revenues.....  $113,732  $126,501   $240,984  $253,184
  Homes Delivered......       409       482        871       960

North Carolina:
  Housing Revenues.....  $ 30,891  $ 30,553   $ 58,261  $ 59,633
  Homes Delivered......       160       149        298       303

Florida:
  Housing Revenues.....  $  5,087  $  9,531   $  9,586  $ 17,864
  Homes Delivered......        17        40         37        78

Metro D.C.:
  Housing Revenues.....  $ 17,459  $  6,005   $ 33,304  $ 18,552
  Homes Delivered......        66        27        131        81

California:
  Housing Revenues.....  $ 30,313  $ 26,548   $ 55,949  $ 43,859
  Homes Delivered......       117       128        211       231

Texas:
  Housing Revenues.....  $ 37,573  $     --   $ 86,788  $     --
  Homes Delivered......       181        --        440        --

Poland:
  Housing Revenues.....  $    --   $     --   $    301  $    931
  Homes Delivered......       --         --          3         9

Totals:
  Housing Revenues.....  $235,055   $199,138  $485,173  $394,023
  Homes Delivered......       950        826     1,991     1,662

(1) Three and six months ended April 30, 2000 includes $12,776,000 and $30,916,000 housing revenues and 39 and 89 homes from a New Jersey homebuilder acquired on August 7, 1999.

     The increase in the number of homes delivered and housing revenues compared to the prior year was primarily due to the acquisition of a Texas homebuilding company and an increase of three communities in the Metro DC market. The housing revenue increase was also the result of average home prices increasing slightly to $243,683 compared to $237,078 during the six months ended April 30, 2000 and 1999, respectively. These increases were partially offset by decreases in the Northeast Region and Florida. The decrease in home sales and related revenue in the Northeast Region is due to fewer selling communities in the third and fourth quarters of fiscal 1999, resulting in fewer deliveries during the first six months of fiscal 2000. In Florida the decrease is due to the closing of our Florida operations.

     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended    Six Months Ended
                                    April 30,           April 30,
                              -------------------   -------------------
                                2000       1999       2000       1999
                              --------   --------   --------   --------
                                        (Dollars in Thousands)

Sale of Homes................ $235,055   $199,138   $485,173   $394,023
Cost of Sales................  187,615    155,085    392,325    309,334
                              --------   --------   --------   --------
Housing Gross Margin......... $ 47,440   $ 44,053   $ 92,848   $ 84,689
                              ========   ========   ========   ========

Gross Margin Percentage......   20.2%      22.1%      19.1%      21.5%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Six Months Ended
                                   April 30,            April 30,
                              -------------------   --------   --------
                                2000       1999        2000       1999
                              --------   --------   --------   --------
Sale of Homes................   100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....    71.4%      69.9%      72.4%      70.4%
      Commissions............     2.3%       1.9%       2.3%       1.9%
      Financing concessions..     0.9%       0.7%       0.9%       0.8%
      Overheads..............     5.2%       5.4%       5.3%       5.4%
                              --------   --------   --------   --------
Total Cost of Sales..........    79.8%      77.9%      80.9%      78.5%
                              --------   --------   --------   --------
Gross Margin.................    20.2%      22.1%      19.1%      21.5%
                              ========   ========   ========   ========

     We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. For the three and six months ended April 30, 2000 our gross margin percentage decreased 1.9% and 2.4%, respectively, compared to the same periods last year. This can be attributed to a less rich community mix from the Northeast Region and more deliveries in our new Texas market where they report lower margins.

     Selling, general, and administrative expenses as a percentage of total homebuilding revenues increased to 10.8% for the three months ended April 30, 2000 from 9.0% for the prior year's three months and increased to 10.3% for the six months ended April 30, 2000 from 9.0% for the prior year's six months. Such expenses increased during the three and six months ended April 30, 2000 $7.2 million and $14.8 million, respectively, compared to the same periods last year. The overall percentage and dollar increases in selling, general and administrative is due to increased deliveries, community openings, and increases in administrative costs primarily in our Northeast Region and California, and the addition of Texas.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended    Six Months Ended
                                       April 30,            April 30,
                                   ------------------   -------------------
                                     2000      1999        2000      1999
                                   --------  --------   --------   --------

Land and Lot Sales................ $   882   $ 4,207    $ 1,816    $ 5,534
Cost of Sales.....................     810     3,952      1,602      5,290
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...      72       255        214        244
Interest Expense..................      48       609        239        742
                                   --------  --------   --------   --------
Land and Lot Sales Profit (Loss)
  Before Tax...................... $    24   $ ( 354)   $   (25)   $  (498)
                                   ========  ========   ========   ========

     Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from our homebuyers, as well as from third parties, selling such mortgages in the secondary market and title insurance activities. For the three and six months ended April 30, 2000 financial services recorded a $0.8 million and $1.2 million loss before income taxes compared to a profit of $0.3 million and $0.7 million for the same periods in 1999. Our mortgage banking goals are to improve profitability by increasing the capture rate of our homebuyers and expanding our business to include originations from unrelated third parties.


Collateralized Mortgage Financing

     In the years prior to February 29, 1988 we pledged mortgage loans originated by our mortgage banking subsidiaries against collateralized mortgage obligations ("CMO's"). Subsequently we discontinued our CMO program. As a result, CMO operations are diminishing as pledged loans are decreasing through principal amortization and loan payoffs, and related bonds are reduced. In recent years, as a result of bonds becoming callable, we have also sold a portion of our CMO pledged mortgages.


Corporate General and Administrative

     Corporate general and administration expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses for the three months ended April 30, 2000 compared to the same period last year were unchanged. For the six months ended April 30, 2000 such expenses decreased to 2.9% from 3.1% for the prior year six months due to increased housing revenues. Corporate general and administration expenses increased $1.1 million and $1.5 million during the three and six months ended April 30, 2000 compared to the same periods last year. These increases are primarily attributed to increased process redesign costs associated with the design and development of streamlined business processes associated with the implementation of SAP, our new enterprise wide fully integrated software package and increased depreciation of capitalized process redesign costs in prior years.


Interest

     Interest expense includes housing and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended    Six Months Ended
                                 April 30,           April 30,
                            ------------------   -------------------
                              2000      1999       2000      1999
                            --------  --------   --------   --------

Sale of Homes.............. $  7,732  $  6,737   $ 15,409   $ 13,646
Land and Lot Sales.........       48       609        239        742
                            --------  --------   --------   --------
Total...................... $  7,780  $  7,346   $ 15,648   $ 14,388
                            ========  ========   ========   ========


     Housing interest as a percentage of sale of homes revenues amounted to 3.3% and 3.2% for the three and six months ended April 30, 2000, respectively, compared to 3.2% and 3.3% for the three and six months ended April 30, 1999, respectively.

Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of senior and subordinated note issuance expenses, amortization of goodwill from homebuilding company acquisitions, earnout payments from homebuilding company acquisitions and corporate owned life insurance loan interest.


Total Taxes

     Total taxes as a percentage of income before taxes amounted to approximately 32.4% and 40.0% for the six months ended April 30, 2000 and 1999, respectively. The decrease in this percentage from 1999 to 2000 is primarily attributed to lower state income taxes and senior rental tax credits. Although the credits are the same in 1999 and 2000, they reduce our effective tax rate more significantly when pretax profits decline. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.

Year 2000 Issues

     We completed all Year 2000 readiness work and experienced no problem with regard to this matter.


Inflation

     Inflation has a long-term effect on us because increasing costs of land, materials and labor result in increasing sale prices of our homes. In general, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. In recent years, in the price ranges in which we sell our homes, we have not found this risk to be a significant problem.

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


Forward Looking Statements

     All statements in this Form 10-Q that are not historical facts should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuations in interest rates, increases in raw materials and labor costs, levels of competition and other factors described in detail in our Form 10-K for the year ended October 31, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

     We held our annual stockholders meeting on March 16, 2000 at 10:30 a.m. in the Board Room of the American Stock Exchange, 13th floor, 86 Trinity Place, New York, New York. The following matters were voted at the meeting:

     . Election of all Directors to hold office until the next Annual Meeting of Stockholders. The elected Directors were:

     ..  Kevork S. Hovnanian
     ..  Ara K. Hovnanian
     ..  Paul W. Buchanan
     ..  Arthur Greenbaum
     ..  Desmond P. McDonald
     ..  Peter S. Reinhart
     ..  J. Larry Sorsby
     ..  Stephen D. Weinroth

     . Ratification of selection of Ernst & Young, LLP as certified independent accountants for fiscal year ending October 31, 2000.

     ..  Votes For                  72,666,140
     ..  Votes Against                  14,220
     ..  Abstain                         9,330

     .  Approval of amendments to the Company's Stock Option Plan.

     ..  Votes For                  72,476,240
     ..  Votes Against                 196,800
     ..  Abstain                        16,650

     .  Approval of the Company's Senior Executive Short Term Incentive Plan.

     ..  Votes For                  72,371,950
     ..  Votes Against                 287,850
     ..  Abstain                        29,890


                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  June 7, 2000                 /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer



DATE:  June 7, 2000                 /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller