Form 10-Q
period 2000-07-31
HOVNANIAN ENTERPRISES INC
filed 2000-09-12
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q

[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JULY 31, 2000 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,530,842 Class A Common Shares and 7,633,916 Class B Common Shares were outstanding as of September 1, 2000.

                          HOVNANIAN ENTERPRISES, INC.
                                   FORM 10Q
                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at July 31,
                2000 (unaudited) and October 31, 1999              3

              Consolidated Statements of Income for the three
                and nine months ended July 31, 2000 and 1999
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the nine months ended July 31, 2000
                (unaudited)                                        6

              Consolidated Statements of Cash Flows
                for the nine months ended July 31, 2000
                and 1999 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                     19

PART II.  Other Information

     Item 6(b).  Exhibit 27 - Financial Data Schedules

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        23

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     July  31,    October 31,
          ASSETS                                       2000           1999
                                                   -----------    -----------
                                                   (unaudited)
Homebuilding:
  Cash and cash equivalents.......................   $ 19,268       $ 17,163
                                                   -----------    -----------
  Inventories - At the lower of cost or fair
     value:
    Sold and unsold homes and lots under
     development..................................    530,101        475,196
    Land and land options held for future
      development or sale.........................     86,325         52,034
                                                   -----------    -----------
      Total Inventories...........................    616,426        527,230
                                                   -----------    -----------

  Receivables, deposits, and notes................     38,949         30,675
                                                   -----------    -----------

  Property, plant, and equipment - net............     34,553         26,500
                                                   -----------    -----------

  Senior residential rental properties - net.......    10,372         10,650
                                                   -----------    -----------

  Prepaid expenses and other assets...............     64,186         56,753
                                                   -----------    -----------
      Total Homebuilding..........................    783,754        668,971
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      1,540          2,202
  Mortgage loans held for sale....................     45,210         33,158
  Other assets....................................      2,178          1,563
                                                   -----------    -----------
      Total Financial Services....................     48,928         36,923
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      4,306          5,006
  Other assets....................................        255            238
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      4,561          5,244
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      4,275          1,723
                                                   -----------    -----------
Total Assets......................................   $841,518       $712,861
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                       July 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2000         1999
                                                     -----------  -----------
                                                     (unaudited)
Homebuilding:
  Nonrecourse land mortgages........................   $ 12,609     $  6,407
  Accounts payable and other liabilities............     73,640       73,989
  Customers' deposits...............................     37,149       25,647
  Nonrecourse mortgages secured by operating
    properties......................................      3,577        3,662
                                                     -----------  -----------
      Total Homebuilding............................    126,975      109,705
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      1,731        1,218
  Mortgage warehouse line of credit.................     40,211       30,034
                                                     -----------  -----------
      Total Financial Services......................     41,942       31,252
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Bonds collateralized by mortgages receivable......      3,147        3,699
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      3,147        3,699
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................    166,275       70,125
  Senior Notes......................................    150,000      150,000
  Subordinated notes................................    100,000      100,000
  Accrued interest..................................      6,782       11,654
                                                     -----------  -----------
      Total Notes Payable...........................    423,057      331,779
                                                     -----------  -----------
      Total Liabilities.............................    595,121      476,435
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 17,259,257 shares
    (including 3,550,345 shares in July 2000 and
    2,710,274 shares in October 1999 held
    in Treasury)....................................        172          172
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 7,981,396 shares
    (both years include 345,874 shares held in
    Treasury).......................................         79           79
  Paid in Capital...................................     45,862       45,856
  Retained Earnings.................................    228,258      213,257
  Treasury Stock - at cost..........................    (27,974)     (22,938)
                                                     -----------  -----------
      Total Stockholders' Equity....................    246,397      236,426
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity..........   $841,518     $712,861
                                                     ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(unaudited)
                                         Three Months Ended   Nine Months Ended
                                              July 31,            July 31,
                                         ------------------- -------------------
                                            2000      1999      2000      1999
                                         --------- --------- --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $278,004  $227,071  $763,177  $621,094
    Land sales and other revenues......     2,208     3,552     7,651    11,447
                                         --------- --------- --------- ---------
      Total Homebuilding...............   280,212   230,623   770,828   632,541
  Financial Services...................     4,664     5,616    12,859    15,428
  Collateralized Mortgage Financing....       106        47       332       322
                                         --------- --------- --------- ---------
      Total Revenues...................   284,982   236,286   784,019   648,291
                                         --------- --------- --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   220,967   179,957   614,574   494,581
    Selling, general and administrative    25,803    20,542    76,495    56,460
    Inventory impairment loss..........     1,003     1,232     1,517     1,633
                                         --------- --------- --------- ---------
      Total Homebuilding...............   247,773   201,731   692,586   552,674
                                         --------- --------- --------- ---------
  Financial Services...................     4,555    5,257     13,999    14,358
                                         --------- --------- --------- ---------
  Collateralized Mortgage Financing....        92       68        283       341
                                         --------- --------- --------- ---------
  Corporate General and Administrative.    10,000    8,016     24,361    20,869
                                         --------- --------- --------- ---------
  Interest.............................     8,802    6,849     24,256    21,237
                                         --------- --------- --------- ---------
  Other Operations.....................     1,502      295      6,048     2,095
                                         --------- --------- --------- ---------
      Total Expenses...................   272,724  222,216    761,533   611,574
                                         --------- --------- --------- ---------
Income Before Income Taxes and
  Extraordinary Loss...................    12,258   14,070     22,486    36,717
                                         --------- --------- --------- ---------
State and Federal Income Taxes:
  State................................       (36)    1,554       423     4,382
  Federal..............................     4,203     4,038     7,062    10,277
                                         --------- --------- --------- ---------
    Total Taxes........................     4,167     5,592     7,485    14,659
                                         --------- --------- --------- ---------
Extraordinary Loss From Extinguishment
  Of Debt, Net of Income Taxes.........                (868)               (868)
                                         --------- --------- --------- ---------
Net Income.............................  $  8,091  $  7,610  $ 15,001  $ 21,190
                                         ========= ========= ========= =========
Per Share Data:
Basic:
  Income Per Common Share Before
    Extraordinary Loss.................  $   0.37  $   0.40  $   0.68  $   1.04
  Extraordinary Loss...................                (.04)               (.04)
                                         --------- --------- --------- ---------
  Net Income...........................  $   0.37  $   0.36  $   0.68  $   1.00
                                         ========= ========= ========= =========
  Weighted Average Number of Common
    Shares Outstanding..................   21,904    20,979    22,089    21,274
                                         ========= ========= ========= =========
Assuming Dilution:
  Income Per Common Share Before
    Extraordinary Loss.................  $   0.37  $   0.40  $   0.68  $   1.03
  Extraordinary Loss...................                (.04)               (.04)
                                         --------- --------- --------- ---------
  Net Income...........................  $   0.37  $   0.36  $   0.68  $   0.99
                                         ========= ========= ========= =========
  Weighted Average Number of Common
    Shares Outstanding.................    21,949    21,206    22,158     21,491
                                         ========= ========= ========= =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------
Balance, October 31, 1999.  14,508,168  $  172    7,651,209  $   79  $45,856  $213,257  $(22,938) $236,426

Acquisitions..............                                              (488)                         (488)

Stock option plan.........                                               346                           346

Stock bonus plan..........      25,128                                   148                           148

Conversion of Class B to
  Class A Common Stock....      15,687              (15,687)

Treasury stock purchases..    (840,071)                                                   (5,036)   (5,036)

Net Income................                                                      15,001              15,001
                           -----------  ------  -----------  ------  -------  --------  --------  --------
(Unaudited)
Balance, July 31, 2000....  13,708,912     172    7,635,522      79   45,862   228,258   (27,974)  246,397
                           ===========  ======  ===========  ======  =======  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)
                                                         Nine Months Ended
                                                              July 31,
                                                       ---------------------
                                                          2000       1999
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  15,001  $  21,190
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Depreciation....................................     4,933      3,750
      Gain (loss) on sale and retirement of property
        and assets....................................      (231)       527
      Extraordinary loss from extinguishment of debt,
        net of income taxes...........................                  868
      Deferred income taxes...........................       919      2,472
      Impairment losses...............................     1,517      1,633
      Decrease (increase) in assets:
        Mortgage notes receivable.....................   (11,227)    29,117
        Receivables, prepaids and other assets........   (16,722)    (7,712)
        Inventories...................................   (90,713)   (59,998)
      Increase (decrease) in liabilities:
        State and Federal income taxes................    (3,471)       588
        Customers' deposits...........................    11,902     (1,076)
        Interest and other accrued liabilities........    (7,272)      (902)
        Post development completion costs.............    (1,028)      (574)
        Accounts payable..............................     3,191     (3,791)
                                                       ---------- ----------
          Net cash (used in) operating activities.....   (93,201)   (13,908)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net Proceeds from sale of property and assets.......     1,019     18,009
  Purchase of property,equipment and other fixed
    assets............................................   (13,238)   (10,453)
  Acquisition of homebuilding companies...............      (488)
  Investment in and advances to unconsolidated
    affiliates........................................                   85
                                                       ---------- ----------
          Net cash (used in) provided by investing....
            activities.                                  (12,707)     7,641
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   988,015    523,617
  Proceeds from senior debt...........................              150,000
  Principal payments on mortgages and notes...........  (876,122)  (614,758)
  Principal payments on subordinated debt.............              (46,301)
  Purchase of treasury stock..........................    (5,036)    (5,323)
  Proceeds from sale of stock and employee stock plan.       494         58
                                                       ---------- ----------
          Net cash provided by financing activities...   107,351      7,293
                                                       ---------- ----------
Net Increase In Cash..................................     1,443      1,026
Cash Balance and Cash Equivalents Balance,
  Beginning Of Period.................................    19,365     15,554
                                                       ---------- ----------
Cash Balance and Cash Equivalents Balance,
   End Of Period.....................................  $  20,808  $  16,580
                                                       ========== ==========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     1. The consolidated financial statements, except for the October 31, 1999 consolidated balance sheets, have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

     2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended     Nine Months Ended
                                   July 31,              July 31,
                              -------------------   -------------------
                                2000       1999       2000       1999
                              --------   --------   --------   --------
                                        (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period........ $ 23,632   $ 21,017   $ 21,966   $ 25,545
Plus Interest Incurred(1)(3).   10,779      6,376     28,093     17,705
Less Interest Expensed(3)....    8,802      6,849     24,256     21,237
Less Impairment Write-off....                            194
Less Sale of Assets.........                 (242)                1,227
                              --------   --------   --------   --------
Interest Capitalized at
  End of Period (2) (3).....  $ 25,609   $ 20,786   $ 25,609   $20,786
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

     3. Homebuilding accumulated depreciation at July 31, 2000 and October 31, 1999 amounted to $21,062,000 and $19,550,000, respectively. Rental property accumulated depreciation at July 31, 2000 and October 31, 1999 amounted to $2,195,000 and $2,211,000, respectively.


     4. In accordance with "Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed of", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As of July 31, 1999 developed lots in a substantially completed community in New York with a carrying amount of $2,895,000, including approval, engineering and capitalized interest, were written down $1,232,000 to its fair value. During the three months ended April 30, 1999 we also recorded a $401,000 impairment loss on land in Florida. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. We wrote off such costs in the amount of $835,000 in New Jersey and $168,000 in North Carolina during the three months ended July 31, 2000 and $514,000 in California during the three months ended April 30, 2000. Residential inventory FAS 121 impairment losses and option write offs are reported in the Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

     5. We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. As of July 31, 2000 and October 31, 1999, respectively, we are obligated under various performance letters of credit amounting to $4,324,000 and $4,091,000.

     6. Our credit facility was amended as of February 22, 2000. Pursuant to the Amendment, our credit line increased to $375,000,000 and was extended through July 2003. Interest is payable monthly and at various rates of either the prime rate plus .25% or Libor plus 1.70%.

     7. We have entered into an agreement to acquire Washington Homes, Inc. headquartered in Maryland for a total purchase price of approximately $77.4 million. The transaction is expected to close following regulatory and shareholder approvals and customary closing conditions.

     8. Hovnanian Enterprises, Inc., the parent company (the "Parent" or "Company") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999.

     The Subsidiary Issuer acts as a finance and management entity that as of July 31, 2000 had issued and outstanding approximately $100,000,000 of subordinated notes, $150,000,000 senior notes and a revolving credit agreement with an outstanding balance of $166,275,000. The subordinated notes, senior notes, and the revolving credit agreement are fully and unconditionally guaranteed by the Parent.

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

     In lieu of providing separate audited financial statements for the Guarantor Subsidiaries we have included the accompanying consolidated condensed financial statements. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statement and other disclosures concerning the Guarantor Subsidiaries are not presented.

     The following consolidating condensed financial information present the results of operations, financial position and cash flows of (i) the Parent (ii) the Subsidiary Issuer (iii) the Guarantor Subsidiaries of the Parent (iv) the Non-guarantor Subsidiaries of the Parent and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
JULY 31, 2000
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor     Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries   ations      idated
                                   --------  ---------- ---------- ------------  ---------- ----------
ASSETS
Homebuilding...................... $   (168) $  55,346  $ 721,337  $     7,239   $          $ 783,754
Financial Services and CMO........                            918       52,571                 53,489
Income Taxes (Payables)Receivables       45       (732)     7,074       (2,112)                 4,275
Investments in and amounts due to
  and from consolidated
  subsidiaries....................  246,520    375,892   (413,613)      (3,504)   (205,295)
                                   --------  ---------- ---------- ------------  ---------- ----------
Total Assets...................... $246,397  $ 430,506  $ 315,716  $    54,194   $(205,295) $ 841,518
                                   ========  ========== ========== ============  ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding...................... $         $   8,056  $ 117,873  $     1,046   $          $ 126,975
Financial Services and CMO........                            418       44,671                 45,089
Notes Payable.....................             422,814        243                             423,057
Stockholders' Equity..............  246,397       (364)   197,182        8,477    (205,295)   246,397
                                   --------  ---------- ---------- ------------  ---------- ----------
Total Liabilities and Stockholders'
  Equity.......................... $246,397  $ 430,506  $ 315,716  $    54,194   $(205,295) $ 841,518
                                   ========  ========== ========== ============  ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 1999
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary   Subsid-  Guarantor       Elimin-    Consol-
                                     Parent   Issuer     iaries   Subsidiaries    ations     idated
                                   --------  --------- ---------- ------------   --------- ----------
ASSETS
Homebuilding.......................$     53  $ 34,735  $ 630,074  $     4,109   $          $ 668,971
Financial Services and CMO.........                       (4,807)      46,974                 42,167
Income Taxes (Payables)Receivables.  (4,303)     (374)     8,562       (2,162)                 1,723
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 240,676   304,811   (305,942)       2,252    (241,797)
                                   --------  --------- ---------- ------------   --------- ----------
Total Assets.......................$236,426  $339,172  $ 327,887  $    51,173   $(241,797) $ 712,861
                                   ========  ========= ========== ============  ========== ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$         $  7,060  $ 102,282  $       363   $          $ 109,705
Financial Services and CMO.........                          495       34,456                 34,951
Notes Payable......................           331,491        288                             331,779
Stockholders' Equity............... 236,426       621    224,822       16,354    (241,797)   236,426
                                   --------  --------- ---------- ------------- --------- ----------
Total Liabilities and Stockholders'
  Equity...........................$236,426  $339,172  $ 327,887  $    51,173   $(241,797) $ 712,861
                                   ========  ========= ========== ============  ========== ==========

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2000
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor       Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries    ations     idated
                                   -------  ---------- ---------- ------------   ---------- ----------
Revenues:
  Homebuilding.....................$        $     129  $ 279,175  $     7,045    $(6,137)   $ 280,212
  Financial Services and CMO.......                        1,667        3,103                   4,770
  Intercompany Charges.............            28,607       (716)                (27,891)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 12,258                                       (12,258)
                                   -------  ---------- ---------- ------------   ---------- ----------
    Total Revenues................ $12,258  $  28,736  $ 280,126  $    10,148   $(46,286)   $ 284,982
                                   -------  ---------- ---------- ------------   ---------- ----------
Expenses:
  Homebuilding.....................            28,293    264,886          191    (25,293)     268,077
  Financial Services and CMO.......                        1,233        3,482        (68)       4,647
                                   -------  ---------- ---------- ------------   ---------- ----------
    Total Expenses.................            28,293    266,119        3,673    (25,361)     272,724
                                   -------  ---------- ---------- ------------   ---------- ----------

Income Before Income Taxes......... 12,258        443     14,007        6,475    (20,925)      12,258

State and Federal Income Taxes.....  4,167        277      4,626        2,298     (7,201)       4,167
                                   -------  ---------- ---------- ------------   ---------- ----------
Net Income ....................... $ 8,091  $    166   $   9,381  $     4,177   $(13,724)   $   8,091
                                   =======  ========== ========== ============   ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 1999
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor       Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries    ations     idated
                                   -------  ---------- ---------- ------------   ---------- ----------
Revenues:
  Homebuilding.....................$  (159) $     598  $ 229,067  $     5,866    $  (4,749) $ 230,623
  Financial Services and CMO.......                          967        4,696                   5,663
  Intercompany Charges.............            24,562     (1,635)                  (22,927)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 12,893                                         (12,893)
                                   -------  ---------- ---------- ------------   ---------- ----------
    Total Revenues................ $12,734  $  25,160  $ 228,399  $    10,562    $ (40,569) $ 236,286
                                   -------  ---------- ---------- ------------   ---------- ----------

Expenses:
  Homebuilding.....................            23,694    213,791          682      (21,276)   216,891
  Financial Services and CMO.......                          681        4,777         (133)     5,325
                                   -------  ---------- ---------- ------------   ---------- ----------
    Total Expenses.................            23,694    214,472        5,459      (21,409)   222,216
                                   -------  ---------- ---------- ------------   ---------- ----------

Income Before Income Taxes......... 12,734      1,466     13,927        5,103      (19,160)    14,070

State and Federal Income Taxes.....  5,124        468      5,238        1,668       (6,906)     5,592
Extraordinary Loss.................              (868)                                           (868)
                                   -------  ---------- ---------- ------------   ---------- ----------
Net Income.........................$ 7,610  $     130  $   8,689  $     3,435    $ (12,254) $   7,610
                                   =======  ========== ========== ============   ========== ==========

 HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2000
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor       Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries    ations     idated
                                   -------  ---------- ---------- ------------   ---------- ----------
Revenues:
  Homebuilding.....................$        $     352  $ 768,247  $    13,487    $ (11,258) $ 770,828
  Financial Services and CMO.......                        4,418        8,773                  13,191
  Intercompany Charges.............            76,513      3,282                   (79,795)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 22,486                                         (22,486)
                                   -------  ---------- ---------- ------------   ---------- ----------
    Total Revenues................ $22,486  $  76,865  $ 775,947  $    22,260    $(113,539) $ 784,019
                                   -------  ---------- ---------- ------------   ---------- ----------
Expenses:
  Homebuilding.....................            75,853    735,145          864      (64,611)   747,251
  Financial Services and CMO.......                        3,543       11,026         (287)    14,282
                                   -------  ---------- ---------- ------------   ---------- ----------
    Total Expenses.................            75,853    738,688       11,890      (64,898)   761,533
                                   -------  ---------- ---------- ------------   ---------- ----------

Income Before Income Taxes......... 22,486      1,012     37,259       10,370      (48,641)    22,486

State and Federal Income Taxes.....  7,485        516     12,459        3,664      (16,639)     7,485
                                   -------  ---------- ---------- ------------   ---------- ----------
Net Income.........................$15,001  $     496  $  24,800  $     6,706    $ (32,002) $  15,001
                                   =======  ========== ========== ============   ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 1999
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor       Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries    ations     idated
                                   -------  ---------- ---------- ------------   ---------- ----------
Revenues:
  Homebuilding.....................$  (159) $     627  $ 629,986  $    15,400    $ (13,313) $ 632,541
  Financial Services and CMO.......                        2,578       13,172                  15,750
  Intercompany Charges.............            66,402        349                   (66,751)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 35,540                                         (35,540)
                                   -------  ---------- ---------- ------------   ---------- ----------
    Total Revenues................ $35,381  $  67,029  $ 632,913  $    28,572    $(115,604) $ 648,291
                                   -------  ---------- ---------- ------------   ---------- ----------

Expenses:
  Homebuilding.....................            65,834    587,500        2,049      (58,508)   596,875
  Financial Services and CMO.......                        1,853       13,200         (354)    14,699
                                   -------  ---------- ---------- ------------   ---------- ----------
    Total Expenses.................            65,834    589,353       15,249      (58,862)   611,574
                                   -------  ---------- ---------- ------------   ---------- ----------

Income Before Income Taxes......... 35,381      1,195     43,560       13,323      (56,742)    36,717

State and Federal Income Taxes..... 14,191        468     16,490        5,178      (21,668)    14,659
Extraordinary Loss.................              (868)                                           (868)
                                   -------  ---------- ---------- ------------   ---------- ----------
Net Income.........................$21,190  $    (141) $  27,070  $     8,145    $ (35,074) $  21,190
                                   =======  ========== ========== ============   ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2000
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------  ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 15,001  $    496  $  24,800  $     6,706   $ (32,002) $  15,001
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  (4,328)   67,821   (182,850)     (20,847)     32,002   (108,202)
                                     --------  --------- ---------- ------------  ---------- ----------
    Net Cash (Used In) Provided By
      Operating Activities...........  10,673    68,317   (158,050)     (14,141)               (93,201)

Net Cash (Used In)
  Investing Activities...............      (6)  (11,020)    (1,679)          (2)               (12,707)

Net Cash Provided By(Used In)
  Financing Activities...............  (5,036)   96,150      6,612        9,625                107,351

Intercompany Investing and Financing
  Activities - Net...................  (5,844) (147,594)   147,682        5,756
                                     --------  --------- ---------- ------------  ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................    (213)    5,853     (5,435)       1,238                  1,443
Cash and Cash Equivalents Balance,
  Beginning of Period................      46    (5,395)    24,608          106                 19,365
                                     --------  --------- ---------- ------------  ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$   (167) $    458  $  19,173  $     1,344   $          $  20,808
                                     ========  ========= ========== ============  ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 1999
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------  ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 21,190  $   (141) $  27,070  $     8,145   $ (35,074) $  21,190
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...   2,367    (4,030)   (79,679)      11,170      35,074    (35,098)
                                     --------  --------- ---------- ------------  ---------- ----------
    Net Cash (Used In) Provided By
      Operating Activities...........  23,557    (4,171)   (52,609)      19,315                (13,908)

Net Cash Provided By (Used In)
  Investing Activities...............            (1,909)     9,071          479                  7,641

Net Cash Provided By(Used In)
  Financing Activities...............  (5,265)   36,551      1,222      (25,215)                 7,293

Intercompany Investing and Financing
  Activities - Net................... (18,242)  (16,975)    31,925        3,292
                                     --------  --------- ---------- ------------  ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................      50    13,496    (10,391)      (2,129)                 1,026
Cash and Cash Equivalents Balance,
  Beginning of Period................      14    (9,660)    23,023        2,177                 15,554
                                     --------  --------- ---------- ------------  ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     64  $  3,836  $  12,632  $        48   $          $  16,580
                                     ========  ========= ========== ============  ========== ==========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Our uses for cash during the nine months ended July 31, 2000 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, and the repurchase of common stock. We provided for our cash requirements from outside borrowings, including the issuance of $150,000,000 senior indebtedness and the revolving credit facility, housing and land sales, financial service fees, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

     In March 2000 the Board of Directors authorized a revision to our stock repurchase program to purchase up to 4 million shares of Class A Common Stock. This authorization expires on December 31, 2000. As of July 31, 2000, 3,204,471 shares have been repurchased under this program, of which 840,071 shares were purchased during the nine months ended July 31, 2000.

     Our bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $375,000,000 (the "Revolving Credit Facility") through July 2003. Interest is payable monthly and at various rates of either prime plus .25% or Libor plus 1.70%. We believe that we will be able either to extend the Agreement beyond July 2003 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with our covenants under the Agreement. As of July 31, 2000, borrowings under the agreement were $166,275,000.

     The subordinated indebtedness issued by us and outstanding as of July 31, 2000 was $100,000,000 9 3/4% Subordinated Notes due June 2005. The senior indebtedness issued by us and outstanding as of July 31, 2000 was $150,000,000 9 1/8% Senior Notes due May 2009.

     Our mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of our subsidiaries. As of July 31, 2000, the aggregate principal amount of all such borrowings was $43,358,000.

     Total inventory increased $89,196,000 during the nine months ended July 31, 2000. The increase was primarily due to significant anticipated openings of a number of communities in the Northeast Region and California and our expansion in Maryland. Substantially all homes under construction or completed and included in inventory at July 31, 2000 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our revolving credit facility and subordinated indebtedness.


     The following table summarizes housing lots in our active selling communities under development (including Poland):

                                                       (1)          (2)
                                            Homes   Contracted   Remaining
                       Commun-    Approved  Deliv-      Not      Home Sites
                        ities       Lots    ered    Delivered    Available
                       -------    --------  ------  ----------   ----------

  July 31, 2000.........  118      17,018   5,159      2,226       9,633

  October 31, 1999......  110      19,963   6,899      1,844      11,220

(1) Includes 101 and 96 lots under option at July 31, 2000 and October 31, 1999, respectively.

(2) Of the total home lots available, 739 and 599 were under construction or complete (including 84 and 76 models and sales offices), 5,426 and 7,057 were under option, and 148 and 216 were financed through purchase money mortgages at July 31, 2000 and October 31, 1999, respectively.

     In addition, at July 31, 2000 and October 31, 1999, respectively, in substantially completed or suspended communities, we owned or had under option 67 and 94 home lots. We also control a supply of land primarily through options for future development. This land is consistent with anticipated home building requirements in its housing markets. At July 31, 2000 we controlled such land to build 15,044 proposed homes, compared to 13,573 homes at October 31, 1999.

     The following table summarizes our started or completed unsold homes in active, substantially complete and suspended communities:

                              July 31,               October 31,
                                2000                     1999
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   128       40     168      114       31     145
North Carolina......    88        7      95      129       --     129
Florida.............     5       --       5        5       --       5
Metro D.C...........     6        7      13       13        9      22
California..........   123       27     150       53       10      63
Texas...............   251        4     255      225       28     253
Poland..............    70       --      70       14       --      14
                     ------   ------   -----   ------   ------   -----
  Total                671       85     756      553       78     631
                     ======   ======   =====   ======   ======   =====

     Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $44,898,000 and $32,844,000 at July 31, 2000 and October 31, 1999, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by us. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. Collateral Mortgage Financing - Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 1999

     Our operations consist primarily of residential housing development and sales in our Northeast Region (comprised of New Jersey, southern New York State and eastern Pennsylvania), North Carolina, southeastern Florida, Metro D. C. (northern Virginia and Maryland), southwestern California, Texas, and Poland. Our Texas operations are the result of the acquisition of a Texas homebuilder on October 1, 1999. In addition, we provide financial services to our homebuilding customers and third parties.

     Important indicators of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                           Nine Months Ended         Contract Backlog
                                July 31,             as of July 31,
                        -----------------------    ---------------------
                           2000          1999         2000       1999
                        ---------     ---------    ---------   ---------
                                      (Dollars in Thousands)
Northeast Region(1):
  Dollars.............  $398,815      $316,170     $357,359    $242,597
  Homes...............     1,506         1,379        1,308       1,012

North Carolina:
  Dollars.............  $ 93,210      $114,862     $ 46,276    $ 65,889
  Homes...............       501           600          243         327

Florida:
  Dollars.............  $ 17,665      $ 25,051     $ 14,573    $ 14,805
  Homes...............        69           112           56          66

Metro D.C.:
  Dollars.............  $ 62,052      $ 41,616     $ 50,107    $ 37,766
  Homes...............       241           182          205         170

California:
  Dollars.............  $117,303      $ 79,740     $ 52,640    $ 33,639
  Homes...............       369           380          123         148

Texas:
  Dollars.............  $141,209            --     $ 61,272          --
  Homes...............       693            --          286          --

Poland:
  Dollars.............  $  1,625      $    654     $  1,781    $    294
  Homes...............        47             6           49           2

Totals:
  Dollars.............  $831,879      $578,093     $584,008    $394,990
  Homes...............     3,426         2,659        2,270       1,725


(1) Nine months ended July 31, 2000 includes $42,257,000 total sales and 141 homes and $51,522,000 total contract backlog and 143 homes from a New Jersey homebuilder acquired on August 7, 1999.


Total Revenues:

     Revenues for the three months ended July 31, 2000 increased $48.7 million or 20.6%, compared to the same period last year. This was the result of a $50.9 million increase in revenues from the sale of homes. This increase was partially offset by a $1.3 million decrease in land sales and other homebuilding revenues and a $0.9 million decrease in financial services revenues.

     Revenues for the nine months ended July 31, 2000 increased $135.7 million or 20.9%, compared to the same period last year. This was the result of a $142.1 million increase in revenues from the sale of homes. This increase was partially offset by a $3.8 million decrease in land sales and other homebuilding revenues, and a $2.6 million decrease in financial services revenues.


Homebuilding:

     Revenues from the sale of homes increased $50.9 million or 22.4% during the three months ended July 31, 2000, and increased $142.1 million or 22.9% during the nine months ended July 31, 2000 compared to the same periods last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended    Nine Months Ended
                             July 31,              July 31,
                        -------------------   -------------------
                          2000       1999       2000      1999
                        ---------  --------   --------   --------
                                  (Dollars in Thousands)

Northeast Region(1):
  Housing Revenues.....  $131,668  $142,503   $372,652   $395,687
  Homes Delivered......       452       539      1,323      1,499

North Carolina:
  Housing Revenues.....  $ 33,319  $ 38,269   $ 91,580   $ 97,902
  Homes Delivered......       167       205        465        508

Florida:
  Housing Revenues.....  $  3,310  $  9,690   $ 12,896   $ 27,554
  Homes Delivered......        13        41         50        119

Metro D. C.:
  Housing Revenues.....  $ 13,901  $ 11,400   $ 47,205   $ 29,952
  Homes Delivered......        54        46        185        127

California:
  Housing Revenues.....  $ 48,055  $ 24,792   $104,004   $ 68,651
  Homes Delivered......       164       120        375        351

Texas:
  Housing Revenues.....  $ 47,318        --   $134,106         --
  Homes Delivered......       228        --        668         --

Poland:
  Housing Revenues.....  $    433  $    417   $    734   $  1,348
  Homes Delivered......         8         2         11         11

Totals:
  Housing Revenues.....  $278,004  $227,071   $763,177   $621,094
  Homes Delivered......     1,086       953      3,077      2,615

(1) Three and nine months ended July 31, 2000 includes $10,482,000 and $41,398,000 housing revenues and 32 and 121 homes from a New Jersey homebuilder acquired on August 7, 1999.

     The increase in the number of homes delivered and housing revenues compared to the prior year was primarily due to the acquisition of a Texas homebuilding company and an increase of three communities in the Metro DC market and an increase in the average home price in California. These increases were partially offset by decreases in the Northeast Region, North Carolina, and Florida. The decrease in deliveries and related revenue in the Northeast Region is due to fewer selling communities in the third and fourth quarters of fiscal 1999, resulting in fewer deliveries during the first nine months of fiscal 2000. In North Carolina, the decrease is due to a highly competitive market and in Florida the decrease is due to the closing of our Florida operations.

     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended     Nine Months Ended
                                    July 31,             July 31,
                              -------------------   -------------------
                                2000       1999       2000       1999
                              --------   --------   --------   --------
                                        (Dollars in Thousands)

Sale of Homes................ $278,004   $227,071   $763,177   $621,094
Cost of Sales................  220,000    178,089    612,006    487,423
                              --------   --------   --------   --------
Housing Gross Margin......... $ 58,004   $ 48,982   $151,171   $133,671
                              ========   ========   ========   ========

Gross Margin Percentage......    20.9%      21.6%      19.8%      21.5%

     Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Nine Months Ended
                                    July 31,              July 31,
                              -------------------   -------------------
                                2000       1999       2000       1999
                              --------   --------   --------   --------
Sale of Homes................  100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....   71.2       70.4       71.9       70.4
      Commissions............    2.2        2.0        2.3        2.0
      Financing concessions..    0.8        0.8        0.9        0.8
      Overheads..............    4.9        5.2        5.1        5.3
                              --------   --------   --------   --------
Total Cost of Sales..........   79.1       78.4       80.2       78.5
                              --------   --------   --------   --------
Gross Margin.................   20.9%      21.6%      19.8%      21.5%
                              ========   ========   ========   ========

     We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and on home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to our other markets. For the three and nine months ended July 31, 2000 our gross margin percentage decreased 0.7% and 1.7%, respectively, compared to the same periods last year. This can be attributed to a decrease of deliveries in the Northeast Region amounting to 48.8% for the nine months ended July 31, 2000 compared to 63.7% for the same period in 1999. In addition, we had more deliveries in our new Texas market where they report lower margins.

     Selling, general, and administrative costs as a percentage of total homebuilding revenues increased to 9.2% for the three months ended July 31, 2000 from 8.9% for the prior year's three months, and increased to 9.9% for the nine months ended July 31, 2000 from 8.9% for the prior year's nine months. Such expenses increased during the three and nine months ended July 31, 2000 by $5.3 million and $20.0 million, respectively, compared to the same periods last year. The overall percentage and dollar increases in selling, general and administrative is principally due to an increase of 47% in contracts and a 52% increase in deliveries in California, an increase in our Northeast Region due to the addition of a New Jersey homebuilder which operates independently, and the addition of Texas.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended   Nine Months Ended
                                       July 31,              July 31,
                                   ------------------   -------------------
                                     2000      1999        2000      1999
                                   --------  --------   --------   --------

Land and Lot Sales................ $  1,328  $  1,974    $ 3,144   $  7,508
Cost of Sales.....................      966     1,868      2,568      7,158
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...      362       106        576        350
Interest Expense..................      111        94        350        836
                                   --------  --------   --------   --------
Land and Lot Sales Profit (Loss)
  Before Tax...................... $    251  $     12   $    226   $   (486)
                                   ========  ========   ========   ========

     Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

     Financial services consist primarily of originating mortgages from our homebuyers, as well as from third parties, selling such mortgages in the secondary market, and title insurance activities. For the three months ended July 31, 2000 financial services provided a $0.1 million pretax profit compared to a profit of $0.4 million for the same period in 1999. For the nine months ended July 31, 2000 financial services resulted in a $1.1 million loss before income taxes compared to a profit of $1.1 million for the same period in 1999. Our mortgage banking goals are to improve profitability by increasing the capture rate of our homebuyers and expanding our business to include originations from unrelated third parties.


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


Corporate General and Administrative

     Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, national purchasing, product development, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses increased to 3.5% for the three months ended July 31, 2000 from 3.4% for the prior year's three months. For the nine months ended July 31, 2000 such expenses decreased to 3.1% from 3.2% for the prior year nine months due to increased housing revenues. Corporate general and administrative expenses increased $2.0 million and $3.5 million during the three and nine months ended July 31, 2000 compared to the same periods last year. These increases are primarily attributed to increased process redesign costs associated with the design and development of streamlined business processes associated with the implementation of SAP, our new enterprise wide fully integrated software package and increased depreciation expense related to capitalized process redesign costs in prior years.


Interest

     Interest expense includes housing and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended  Nine Months Ended
                                 July 31,             July 31,
                            ------------------  ------------------
                              2000      1999       2000     1999
                            --------  --------  --------  --------

Sale of Homes.............. $ 8,691   $ 6,755   $24,011   $20,401
Land and Lot Sales.........     111        94       350       836
                            --------  --------  --------  --------
Total...................... $ 8,802   $ 6,849   $24,361   $21,237
                            ========  ========  ========  ========

     Housing interest as a percentage of sale of homes revenues amounted to 3.1% for the three and nine months ended July 31, 2000, respectively, and 2.9% and 3.1% for the three and nine months ended July 31, 1999, respectively.


Other Operations

     Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of senior and subordinated note issuance expenses, amortization of goodwill from homebuilding company acquisitions, earnout payments from homebuilding company acquisitions, and corporate owned life insurance loan interest.


Total Taxes

     Total taxes as a percentage of income before taxes amounted to approximately 33.3% and 39.9% for the nine months ended July 31, 2000 and 1999, respectively. The decrease in this percentage from 1999 to 2000 is primarily attributed to lower state taxes. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


Extraordinary Loss

     On June 7, 1999, we redeemed $45,449,000 11 1/4% Subordinated Notes due 2002 at a price of 101.875% of par which resulted in an extraordinary loss of $868,000 net of income taxes of $468,000.


Inflation

     Inflation has a long-term effect on us because increasing costs of land, materials and labor result in increasing sale prices of our homes. In general, these price increases have been commensurate with the general rate of inflation in our housing market and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. In recent years, in the price ranges in which we sell homes, we have not found this risk to be a significant problem.

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


Forward Looking Statements

     All statements in this Form 10-Q that are not historical facts should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, changes in general economic conditions, fluctuations in interest rates, increases in raw materials and labor costs, levels of competition, and other factors described in detail in our Form 10-K for the year ended October 31, 1999.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)


DATE:  September 12, 2000           /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Senior Vice President,
                                    Treasurer and
                                    Chief Financial Officer


DATE:  September 12, 2000           /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller