Form 10-K
period 2000-10-31
HOVNANIAN ENTERPRISES INC
filed 2001-01-29
CIK 357294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K



( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the twelve months ended OCTOBER 31, 2000

(    )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number:  1-8551

Hovnanian Enterprises, Inc.
(Exact name of registrant as specified in its charter)
Delaware                                           22-1851059
(State or other jurisdiction of                   (I. R. S. Employer
incorporation or organization)                    Identification No.)

10 Highway 35, P.O. Box 500, Red Bank, N. J.  07701
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

As of the close of business on December 31, 2000, there were outstanding 13,692,196 shares of the Registrant's Class A Common Stock and 7,591,579 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on the American Stock Exchange) of these shares held by non-affiliates of the Registrant as of December 31, 2000 was $63,933,000. (The value of a share of Class A Common Stock is used as the value for a share of Class B Common Stock as there is no established market for Class B Common Stock and it is convertible into Class A Common Stock on a share-for-share basis.)

Documents Incorporated by Reference:

Part III - Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation l4A in connection with registrant's annual meeting of shareholders to be held on March 8, 2001 which are responsive to Items l0, ll, l2 and l3.


HOVNANIAN ENTERPRISES, INC.
FORM 10-K
TABLE OF CONTENTS

Item 								   Page

PART I

1 and 2		        Business and Properties......................   4
   3			Legal Proceedings............................  15
   4			Submission of Matters to a Vote of
			  Security Holders...........................  15
			Executive Officers of the Registrant.........  15
PART II

   5			Market for the Registrant's Common Equity
			  and Related Stockholder Matters............  15

   6			Selected Consolidated Financial Data.........  16

   7			Management's Discussion and Analysis of
			  Financial Condition and Results of
			  Operations.................................  18

   8			Financial Statements and Supplementary
			  Data.......................................  36
   9			Changes in and Disagreements with
			  Accountants on Accounting and Financial
			  Disclosure.................................  36

PART III

  10			Directors and Executive Officers of the
			  Registrant.................................  37

			Executive Officers of the Registrant.........  37

  11			Executive Compensation.......................  38

  12			Security Ownership of Certain Beneficial
			  Owners and Management......................  38

  13			Certain Relationships and Related
			  Transactions...............................  38

PART IV

  14			Exhibits, Financial Statement Schedules and
			   Reports on Form 8-K.......................  39

			SIGNATURES...................................  41


PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

BUSINESS OVERVIEW

We design, construct and market high quality single-family detached homes and attached condominium apartments and townhouses in planned residential developments in the Northeast (primarily in New Jersey, southern New York state, and eastern Pennsylvania), North Carolina, southeastern Florida, Metro D.C. (northern Virginia and Maryland), southern California, Texas, and Poland. We market our homes to first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. We offer a variety of homestyles in the United States at prices ranging from $37,000 to $1,400,000 with an average sales price in fiscal 2000 of $257,000. We are currently offering homes for sale in 120 communities. Since the incorporation of our predecessor company in 1959, we have delivered in excess of 67,000 homes, including 4,367 homes in fiscal 2000. In addition, we provide financial services (mortgage loans and title insurance) to our homebuilding customers.

	We employed approximately 1,450 full-time associates as of October 31, 2000. We were incorporated in New Jersey in 1967 and we reincorporated in Delaware in 1982.

BUSINESS STRATEGIES, OPERATING POLICIES AND PROCEDURES

	Over the past few years, our strategies have included several initiatives to fundamentally transform our traditional practices used to design, build and sell homes and focus on "building better." We believe that the adoption and implementation of processes and systems successfully used in other manufacturing industries, such as rapid cycle times, vendor consolidation, vendor partnering and just-in-time material procurement, will dramatically improve our business and give us a clear advantage over our competitors. Our concentration in selected markets is a key factor that enables us to achieve powers and economies of scale and differentiate ourselves from most of our competitors. These performance enhancing strategies are designed to achieve operational excellence through the implementation of standardized and streamlined "best practice processes."

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

	Land Acquisition, Planning and Development - Before entering into a contract to acquire land, we complete extensive comparative studies and analyses which assist us in evaluating the economic feasibility of such land acquisition. We generally follow a policy of acquiring options to purchase land for future community developments. We attempt to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. This policy significantly reduces the risk and generally allows us to obtain necessary development approvals before acquisition of the land, thereby enhancing the value of the options and the land eventually acquired.

	Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional, nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In such instances, we generally are not able to recover any predevelopment costs.

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

	Design - Our residential communities are generally located in suburban areas near major highways. The communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures and colors. Recreational amenities such as swimming pools, tennis courts, club houses and tot lots are often included.

	Construction - We design and supervise the development and building of our communities. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We employ subcontractors for the installation of site improvements and construction of homes. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. We rigorously control costs through the use of a computerized monitoring system. Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. A majority of our single family detached homes are constructed after the signing of a contract and mortgage approval has been obtained.

	Materials and Subcontractors - Hovnanian attempts to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, Hovnanian contracts with subcontractors to construct our homes. Hovnanian has reduced construction and administrative costs by consolidating the number of vendors serving our Northeast market and by executing national purchasing contracts with select vendors. Hovnanian plans to implement this strategy throughout all of our markets. In recent years, Hovnanian has experienced no significant construction delays due to shortages of materials or labor. Hovnanian cannot predict, however, the extent to which shortages in necessary materials or labor may occur in the future.

	Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers' needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. We make use of newspaper, radio, magazine, our website, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in our comprehensive marketing program. In addition, we have opened home design galleries in our Northeast region, Texas, North Carolina, and California, have increased option sales and profitability in these markets. We plan to open similar galleries in each of our markets.

	Customer Service and Quality Control - Associates responsible for customer service participate in pre-closing quality control inspections as well as responding to post-closing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us. In some of our markets, we are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home's materials and workmanship, a two-year warranty for the home's heating, cooling, ventilating, electrical and plumbing systems and a ten-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

	Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 2000, over 54% of our non-cash customers obtained mortgages originated by our wholly-owned mortgage banking subsidiary, with a substantial portion of our remaining customers obtaining mortgages from various independent lending institutions. Mortgages originated by our wholly-owned mortgage banking subsidiary are sold in the secondary market. In addition, in Fiscal 2000 in our Texas division approximately 40% of our homebuying customers obtained mortgages from our mortgage joint venture.


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

 - We typically acquire land for future development principally through the use of land options which need not be exercised before the completion of the regulatory approval process. We structure these options in most cases with flexible takedown schedules rather than with an obligation to takedown the entire parcel upon approval.
Additionally, we purchase improved lots in certain markets by acquiring a small number of improved lots with an option on additional lots. This allows us to minimize the economic costs and risks of carrying a large land inventory, while maintaining our ability to commence new developments during favorable market periods.

- We generally begin construction on an attached condominium or townhouse building only after entering into contracts for the sale of at least 50% of the homes in that building. A majority of our single family detached homes are started after a contract is signed and mortgage approvals obtained. This limits the build-up of inventory of unsold homes and the costs of maintaining and carrying that inventory.

 - We offer a broad product array to provide housing to a wide range of customers. Our customers consist of first-time buyers, first- and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters.

 - We offer a wide range of customer options to satisfy individual customer tastes. We opened larger regional home design galleries in New Jersey, North Carolina, Texas, and California. It is our expectation to open regional design galleries in each of our major markets.


	Current base prices for our homes in contract backlog at October 31, 2000 (exclusive of upgrades and options) range from $37,000 to $1,400,000 in our Northeast Region, from $106,000 to $380,000 in North Carolina, from $230,000 to $267,000 in Florida, from $172,000 to $525,000 in Metro D.C., from
$190,000 to $877,000 in California, from $119,000 to $680,000 in Texas and from $12,000 to $78,000 in Poland. Closings generally occur and are typically reflected in revenues from two to nine months after sales contracts are signed.

	Information on homes delivered by market area is set forth below:

                                     Year Ended
                          ----------------------------------
                           October      October     October
                           31, 2000     31, 1999    31, 1998
                          ----------    --------    --------
                           (Housing Revenue in Thousands)

Northeast Region(1):
  Housing Revenues........$  561,422    $560,586    $595,873
  Homes Delivered.........     1,939       2,063       2,530
  Average Price...........$  289,542    $271,733    $235,522

North Carolina:
  Housing Revenues........$  126,596    $145,153    $127,592
  Homes Delivered.........       653         756         687
  Average Price...........$  193,868    $192,001    $185,723

Florida:
  Housing Revenues........$   19,114    $ 36,566    $ 44,168
  Homes Delivered.........        74         159         241
  Average Price...........$  258,297    $229,974    $183,269

Metro D.C.:
  Housing Revenues........$   66,137    $ 45,493    $ 38,904
  Homes Delivered.........       263         198         152
  Average Price...........$  251,471    $229,762    $255,947

California:
  Housing Revenues........$  143,729    $105,941    $ 82,546
  Homes Delivered.........       480         514         457
  Average Price...........$  299,435    $206,110    $180,625

Texas:
  Housing Revenues........$  186,294    $ 13,184          --
  Homes Delivered.........       914          66          --
  Average Price...........$  203,823    $199,757          --

Poland:
  Housing Revenues........$    2,174    $  1,630    $  6,561
  Homes Delivered.........        44          12          71
  Average Price...........$   49,409    $135,833    $ 92,408

Combined Total:
  Housing Revenues........$1,105,466    $908,553    $895,644
  Homes Delivered........      4,367       3,768       4,138
  Average Price...........$  253,141    $241,123    $216,443

(1) Fiscal years ended 2000 and  1999 include $63,940,000 and $31,961,000 housing revenues and 178 and 88 homes, respectively, from a New Jersey homebuilder acquired on August 7, 1999.

	The value of our net sales contracts increased 38.4% to $1,102,000 for the year ended October 31, 2000 from $796,453,000 for the year ended October 31, 1999. This increase was the net result of a 28.5% increase in the number of homes contracted to 4,542 in 2000 from 3,535 in 1999, and a 7.7% increase in the average home base sales prices. By United States market, on a dollar basis, Metro D. C. increased 53.0%, California increased 38.7%, and the Northeast Region increased 15.1%. Texas also increased as the result of a full year of sales resulting from an acquisition on October 1, 1999. The increase in Metro D. C. was due to an increase in the number of active selling communities. The increase in California was primarily the result of an increase in the average home price. The increase in the Northeast Region was due to slight increases in sales and average home prices. These increases were slightly offset by Florida and North Carolina. The 22.3% decrease in Florida was due to the closing of our Florida operations. The 12.9% decrease in North Carolina was the result of a highly competitive market.

	The following table summarizes our active communities under development as of October 31, 2000.  The remaining home sites available in our active communities under development are included in the 31,802 total home lots under the total residential real estate chart in Item 7 Management's Discussion and
Analysis of Financial Condition and Results of Operations.
                                                         (1)        (2)
				                              Contracted   Remaining
				 Commun-  Approved    Homes      Not       Home Sites
				  ities     Lots    Delivered  Delivered   Available
				 -------  --------  ---------  ---------   ----------

  Northeast Region......     28     6,716      1,832      1,101        3,783
  North Carolina........     29     3,380      1,084        194        2,102
  Florida...............     --       173        128         45           --
  Metro D.C.............      6       998        306        202          490
  California............     12     2,332        317        151        1,864
  Texas.................     44     2,739      1,147        267        1,325
  Poland................      1       146         38         39           69
                         -------  --------  ---------  ---------   ----------
	Total                 120    16,484      4,852      1,999        9,633
                         =======  ========  =========  =========   ==========

(1)  Includes 132 lots under option.

(2) Of the total home sites available, 775 were under construction or completed (including 124 models and sales offices), 5,325 were under option, and 261 were financed through purchase money mortgages.

	In addition, as of October 31, 2000, in substantially completed or suspended developments, we had 101 homes under construction or completed including 76 homes which are under contract. We also had 76 lots without construction (21 under contract) in these substantially completed or suspended developments.

	The following table summarizes our total started or completed unsold homes as of October 31, 2000:

                                   Unsold
                                   Homes        Models      Total
                                   ------       ------      -----

Northeast Region..................   133           48        181
North Carolina....................   102           31        133
Florida...........................    --           --         --
Metro D.C.........................     6            7         13
California........................   136           32        168
Texas.............................   238            8        246
Poland............................    58           --         58
                                   ------       ------      -----
     Total                           673          126        799
                                   ======       ======      =====


BACKLOG

	At October 31, 2000 and October 31, 1999, we had a backlog of signed contracts for 2,096 homes and 1,921 homes, respectively, with sales values aggregating $538,546,000 and $460,660,000, respectively. Substantially all of our backlog at October 31, 2000 is expected to be completed and closed within the next nine months. At November 30, 2000 and 1999, our backlog of signed contracts was 2,190 homes and 1,903 homes, respectively, with sales values aggregating $572,452,000 and $455,866,000, respectively.

	Sales of our homes typically are made pursuant to a standard sales contract and provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast Region and Metro D. C. we typically obtain an additional 5% to 10% down payment due 30 to 60 days after signing. The contract may include a financing contingency, which permits the customer to cancel his obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution.


RESIDENTIAL LAND INVENTORY

	It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in its housing markets. Controlled land as of October 31, 2000, exclusive of communities under development described under "Business and Properties -- Residential Development Activities," is summarized in the following table. The proposed developable lots in communities under development are included in the 31,802 total home lots under the total residential real estate chart in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

			 Number
			  of          Proposed    Total Land
			Proposed    Developable    Option         Book
	                Communities     Lots        Price        Value(1)(2)
			-----------  -----------  -----------    -----------
                                                (In Thousands)
Northeast Region:
  Under Option........       47       10,673    $ 239,329       $ 38,279
  Owned...............        3          343                       7,831
                        --------   -----------                 -----------
     Total............       50       11,016                      46,110
			--------   -----------                 -----------
North Carolina:
  Under Option........        1          400    $  4,800               2
                        --------   -----------                 -----------
Florida:
  Owned...............        2          992                       1,669
                        --------   -----------                 -----------
Metro D.C.:
  Under Option........       11        3,017    $ 42,265           2,862
  Owned...............        2        1,858                      16,857
                         -------   -----------                 -----------
     Total............       13        4,875                      19,719
                         -------   -----------                 -----------
California:
  Under Option........        2          433    $ 44,930           3,729
  Owned...............        1          143                      11,722
                         -------   -----------                 -----------
     Total............        3          576                      15,451
                         -------   -----------                 -----------
Texas:
  Under Option........       11          712    $ 34,369           1,416
  Owned...............        1           40                       1,670
                         -------   -----------                 -----------
     Total............       12          752                       3,086
                         -------   -----------                 -----------
Poland:
  Under Option........        1          400    $  5,600           2,331
  Owned...............        2          982                       1,499
                         -------   -----------                 -----------
     Total............        3        1,382                       3,830
                         -------   -----------                 -----------
Totals:
  Under Option........       73       15,635                      48,619
  Owned...............       11        4,358                      41,248
			--------   -----------                 -----------
Combined Total........       84       19,993                   $  89,867
			========   ===========                 ===========


(1) Properties under option also includes costs incurred on properties not under option but which are under investigation. For properties under option, we paid, as of October 31, 2000, option fees and deposits aggregating approximately $23,513,000. As of October 31, 2000, we spent an additional $25,106,000 in non-refundable predevelopment costs on such properties.

(2) The book value of $89,867,000 is identified on the balance sheet as "Inventories - land, land options, and cost of projects in planning."

	In our Northeast Region, our objective is to control a supply of land sufficient to meet anticipated building requirements for at least three to five years. We typically option parcels of unimproved land for development.

	In North Carolina and Metro D.C., a portion of the land we acquired was from land developers on a lot takedown basis. In Texas, we primarily acquire improved lots from land developers. Under a typical agreement with the lot developer, we purchase a minimal number of lots. The balance of the lots to be purchased are covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in these markets, we are currently optioning parcels of unimproved land for development.

	In California, we have focused our development efforts in the southern portion of the state. Where possible, we plan to option developed or partially developed lots with no more than fifty to seventy-five lots to be taken down during any twelve month period. With a limited supply of developed lots in California, we are currently optioning parcels of unimproved land for development.


CUSTOMER FINANCING

	At our communities (except in Texas), on-site personnel facilitate sales by offering to arrange financing for prospective customers through K.
Hovnanian Mortgage, Inc. ("KHM"). We believe that the ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

	KHM's business consists of providing our customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KHM has its headquarters in West Palm Beach, Florida. It originates loans in New Jersey, New York, Pennsylvania, Maryland, Virginia, North Carolina, Florida, and California.

	KHM, like other mortgage bankers, customarily sells nearly all of the loans that it originates. Additionally, KHM sells virtually all of the loan servicing rights to loans it originates. Loans are sold either individually or in pools to GNMA, FNMA, or FHLMC or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

	KHM plans to grow its mortgage banking operations. KHM's objective is to increase the capture rate of non-cash homebuyers from the 54% rate achieved in fiscal 2000 to 70% over the next several years.

	In Texas, we originate mortgage loans through a joint venture where approximately 40% of our homebuying customers obtained mortgages.



RENTAL PROPERTY DEVELOPMENT ACTIVITIES AND LAND INVENTORY

	We had previously diversified our business, on a limited scale, through the development, acquisition and ownership of commercial properties, primarily in central New Jersey, and, to a lesser extent, in Florida, but exited this business in fiscal 1997.


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

	Company Offices. We own our corporate headquarters, a four-story, 24,000 square feet office building located in Red Bank, New Jersey, a 22,000 square feet office building located in Winston-Salem, North Carolina, and 19,992 square feet in a Middletown, New Jersey condominium office building. We lease office space consisting of 101,691 square feet in various New Jersey locations, 13,963 square feet in the Metro D. C. area, 24,193 square feet in various North Carolina locations, 9,946 square feet in West Palm Beach, Florida, 17,566 square feet in southern California, and 20,775 square feet in various Texas locations.

ITEM 3 - LEGAL PROCEEDINGS

	We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	During the fourth quarter of the year ended October 31, 2000 no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

	Information on executive officers of the registrant is incorporated herein from Part III, Item 10.


PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

	Our Class A Common Stock is traded on the American Stock Exchange and was held by 723 shareholders of record at December 31, 2000. There is no established public trading market for our Class B Common Stock, which was held by 603 shareholders of record at December 31, 2000. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2000, 1999, and 1998:

                             Class A Common Stock
               ------------------------------------------------
               Oct. 31, 2000    Oct. 31, 1999    Oct. 31, 1998
               --------------   --------------   --------------
Quarter         High    Low      High    Low      High    Low
-------        ------  ------   ------  ------   ------  ------
First........  $ 6.88  $ 5.25   $ 9.25  $ 7.75   $ 9.25  $ 6.50
Second.......  $ 6.62  $ 5.44   $ 8.94  $ 6.81   $11.50  $ 8.56
Third........  $ 6.38  $ 5.44   $ 9.50  $ 7.88   $11.19  $ 8.50
Fourth.......  $ 7.94  $ 5.88   $ 8.88  $ 6.00   $ 9.88  $ 6.00

	On August 7, 1999 and October 1, 1999 we acquired two homebuilding companies. As part of the purchase price 1,845,359 shares of unregistered Class A Common Stock were issued to the sellers. At October 31, 2000, 435,683 of these shares are being held in escrow (and thus not reported as issued and outstanding). There were no underwriters associated with these transactions. These shares were issued in private transactions in reliance upon Section 4(2) of the Securities Act of 1933.

	Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $45,765,000 was free of such restrictions at October 31, 2000. We have never paid a cash dividend nor do we currently intend to pay dividends.


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

	The following table sets forth selected financial data and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. Percommon share data and weighted average number of common shares outstanding reflect all stock splits.

                                                             Year Ended
                                --------------------------------------------------
Summary Consolidated             October    October   October   October   October
Income Statement Data            31, 2000   31, 1999  31, 1998  31, 1997  31, 1996
------------------------------- ----------  --------  --------  --------  --------
                                        (In Thousands Except Per Share Data)
Revenues....................... $1,137,807  $946,720  $937,729  $770,379  $796,248
Expenses.......................  1,085,989   896,103   896,437   782,503   771,242
                                ----------  --------  --------  --------  --------
Income(loss) before income
  taxes and extraordinary loss.     51,818    50,617    41,292   (12,124)   25,006
State and Federal income taxes.     18,655    19,674    15,141    (5,154)    7,719
Extraordinary loss.............                 (868)     (748)       --        --
                                ----------  --------  --------  --------  --------
Net income (loss).............. $   33,163  $ 30,075  $ 25,403  $ (6,970) $ 17,287
                                ==========  ========  ========  ========  ========
Per Share Data:
Basic:
  Income (loss) before
    extraordinary loss......... $     1.51  $   1.45  $   1.20  $  (0.31) $   0.75
  Extraordinary loss...........                 (.04)    (0.03)       --        --
                                ----------  --------  --------  --------  --------
  Net income (loss)............ $     1.51  $   1.41  $   1.17  $  (0.31) $   0.75
                                ==========  ========  ========  ========  ========
  Weighted average number of
    common shares outstanding..     21,933    21,404    21,781    22,409    23,037

Assuming Dilution:
  Income (loss) before
    extraordinary loss......... $     1.50  $   1.43  $   1.19  $  (0.31) $   0.75
  Extraordinary loss...........                 (.04)    (0.03)
                                ----------  --------  --------  --------  --------
  Net income (loss)............ $     1.50  $   1.39  $   1.16  $  (0.31) $   0.75
                                ==========  ========  ========  ========  ========
  Weighted average number of
    common shares outstanding..     22,043    21,612    22,016    22,506    23,120

Summary Consolidated             October    October   October   October   October
Balance Sheet Data               31, 2000   31, 1999  31, 1998  31, 1997  31, 1996
------------------------------- ----------  --------  --------  --------  --------
Total assets................... $  873,541  $712,861  $589,102  $637,082  $614,111
Mortgages and notes payable.... $   78,206  $110,228  $150,282  $184,519  $145,336
Bonds collateralized by
  mortgages receivable......... $    3,007  $  3,699  $  5,652  $  7,855  $  9,231
Senior notes, participating
  senior subordinated
  debentures and subordinated
  notes........................ $  396,430  $250,000  $145,449  $190,000  $200,000
Stockholders' equity........... $  263,359  $236,426  $201,392  $178,762  $193,622

Note:  See Item 7 "Results of Operations" for impact of our 1999 acquisitions in our
2000 operating results.


RATIOS OF EARNINGS TO FIXED CHARGES AND EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

	For purposes of computing the ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends, earnings consist of earnings (loss) from continuing operations before income taxes, minority interest, extraordinary items and cumulative effect of accounting changes, plus fixed charges(interest charges and preferred share dividend requirements of subsidiaries, adjusted to a pretax basis), less interest capitalized, less preferred share dividend requirements of subsidiaries adjusted to a pretax basis and less undistributed earnings of affiliates whose debt is not guaranteed by us.

	The following table sets forth the ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends for the periods indicated:

                                       Years Ended October 31,
                           --------------------------------------------------
                             2000      1999      1998      1997      1996
                           --------  --------  --------  --------  ----------
Ratio of earnings to
  fixed charges............   2.2       3.0       2.5       (a)       1.6
Ratio of earnings to
  combined fixed charges
  and preferred stock
  dividends.................  2.2       3.0       2.5       (a)       1.6

(a) No ratio is presented for the year ended October 31, 1997 as the earnings for such period were insufficient to cover fixed charges by $9,197,000.




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

	Our cash uses during the twelve months ended October 31, 2000 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, and the repurchase of common stock. We provided for our cash requirements from housing and land sales, the issuance of $150,000,000 Senior Notes, the revolving credit facility, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	Our net income historically does not approximate cash flow from operating activities. The difference between net income and cash flow from operating activities is primarily caused by changes in inventory levels, mortgage loans and liabilities, and depreciation and impairment losses. When we are expanding our operations, which was the case in fiscal 2000 and 1999, inventory levels increase causing cash flow from operating activities to decrease. Liabilities also increase as inventory levels increase. The increase in liabilities partially offsets the negative effect on cash flow from operations caused by the increase in inventory levels. As our mortgage warehouse loan liability increases, cash flow from operations decreases. Conversely, as such loans decrease, cash flow from operations increases. Depreciation and impairment losses always increase cash flow from operating activities since they are non-cash charges to operations. We expect to be in an expansion mode in fiscal 2001. As a result, we expect cash flow from operations to be less than net income in fiscal 2001.

	In March 2000 the Board of Directors authorized a revision to our stock repurchase program to purchase up to 4 million shares of Class A Common Stock. This authorization expired on December 31, 2000. As of October 31, 2000, 3,391,047 shares were repurchased under this program of which 1,026,647 were repurchased during the year ended October 31, 2000.

	Our homebuilding bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of up to $375,000,000 through July 2003.
Interest is payable monthly and at various rates of either the prime rate plus .25% or Libor plus 1.70%. We believe that we will be able either to extend the Agreement beyond July 2003 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. As of October 31, 2000, borrowings under the Agreement were zero.

	The subordinated indebtedness issued by us and outstanding as of October 31, 2000 was $100,000,000 9 3/4% Subordinated Notes due
June 2005.  On October 2, 2000, we issued $150,000,000 10 1/2% Senior
Notes due in October 2007. The proceeds were used to repay outstanding debt under our "Revolving Credit Facility". On May 4, 1999, we issued $150,000,000 9 1/8% Senior Notes due in April 2009.

	Our mortgage banking subsidiary borrows under a $70,000,000 bank warehousing arrangement which expires in July 2001. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of our subsidiaries. As of October 31, 2000, the aggregate outstanding principal amount of such borrowings was $56,486,000.

	Total inventory increased $87,753,000 from October 31, 1999 to October 31, 2000. This increase was due to significant anticipated openings of a number of communities in the Northeast Region and California and our expansion in Maryland. These increases were slightly offset by decreased inventory levels in Florida, due to the closing of our Florida Operations. Substantially, all homes under construction and included in inventory at October 31, 2000 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our revolving credit facility, senior notes and subordinated indebtedness.

	We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of a small option fee and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced.



	The following table summarizes housing lots included in our total residential real estate:

                                     Total         Contracted       Remaining
                                     Home              Not             Lots
                                     Lots          Delivered        Available
                                   --------        ----------       ---------
October 31, 2000:

Northeast Region..................  15,957             1,149          14,808
North Carolina....................   2,731               215           2,516
Florida...........................   1,070                45           1,025
Metro D. C........................   5,583               215           5,368
California........................   2,591               151           2,440
Texas.............................   2,380               282           2,098
Poland.............................  1,490                39           1,451
                                   --------        ----------       ---------
                                    31,802             2,096          29,706
                                   ========        ==========       =========
   Owned..........................  10,012             1,963           8,049
   Optioned.......................  21,790               133          21,657
                                   --------        ----------       ---------
     Total........................  31,802             2,096          29,706
                                   ========        ==========       =========


October 31, 1999:

Northeast Region..................  13,370             1,125          12,245
North Carolina....................   3,253               207           3,046
Florida...........................   1,185                37           1,148
Metro D. C........................   3,230               149           3,081
California........................   2,474               129           2,345
Texas.............................   2,595               261           2,334
Poland.............................    701                13             688
                                   --------        ----------       ---------
                                    26,808             1,921          24,887
                                   ========        ==========       =========
   Owned..........................   9,730             1,825           7,905
   Optioned.......................  17,078                96          16,982
                                   --------        ----------       ---------
     Total........................  26,808             1,921          24,887
                                   ========        ==========       =========



	The following table summarizes our started or completed unsold homes in active, substantially completed and suspended communities:

                               October 31,                  October 31,
                                  2000                         1999
                      --------------------------    -------------------------
                      Unsold                        Unsold
                      Homes     Models    Total     Homes     Models    Total
                      ------    ------    ------    ------    ------    ------

Northeast Region....    133        48       181       114        31       145
North Carolina......    102        31       133       129        --       129
Florida.............     --        --        --         5        --         5
Metro D.C...........      6         7        13        13         9        22
California..........    136        32       168        53        10        63
Texas...............    238         8       246       225        28       253
Poland..............     58        --        58        14        --        14
                      ------    ------    ------    ------    ------    ------
   Total                673       126       799       553        78       631
                      ======    ======    ======    ======    ======    ======

	Financial Services - mortgage loans held for sale consist of residential mortgages receivable of which $61,549,000 and $32,844,000 at October 31, 2000 and October 31, 1999, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale are being held as an investment. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. Collateral Mortgage Financing - collateral for bonds payable consists of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations.



RESULTS OF OPERATIONS

	Our operations consist primarily of residential housing development and sales in our Northeast Region (comprised primarily of New Jersey, southern New York state, and eastern Pennsylvania), in southeastern Florida, North
Carolina, Metro D. C. (northern Virginia and Maryland), southern California, Texas and Poland. In addition, we provide financial services to our homebuilding customers.


Total Revenues

	Compared to the same prior period, revenues increased (decreased) as follows:

                                               Year Ended
                                     -----------------------------
                                     October    October    October
                                     31, 2000   31, 1999   31, 1998
                                     ---------  ---------  ---------
                                         (Dollars in Thousands)
Homebuilding:
  Sale of homes......................$ 196,913  $  12,909   $163,837
  Land sales and other revenues......   (4,392)     1,998    (11,572)
Financial services...................   (1,384)     1,141      8,363
Collateralized mortgage financing....      (50)      (164)      (171)
Other Operations.....................              (6,893)     6,893
                                     ---------  ---------  ---------
     Total change....................$ 191,087  $   8,991   $167,350
                                     =========  =========  =========
  Percent change....................     20.2%       1.0%      21.7%
                                     =========  =========  =========



Homebuilding

	Compared to the same prior period, housing revenues increased $196.9 million or 21.7% for the year ended October 31, 2000, increased $12.9 million or 1.4% for the year ended October 31, 1999, and increased $163.8 million or 22.4% for the year ended October 31, 1998. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

	Information on homes delivered by market area is set forth below:

                                         Year Ended
                              -----------------------------------
                               October       October     October
                               31, 2000      31, 1999    31, 1998
                              -----------   ---------   ---------
                                   (Dollars in Thousands)
Northeast Region (1):
  Housing Revenues............$  561,422    $560,586    $595,873
  Homes Delivered.............     1,939       2,063       2,530

North Carolina:
  Housing Revenues............$  126,596    $145,153    $127,592
  Homes Delivered.............       653         756         687

Florida:
  Housing Revenues............$   19,114    $ 36,566    $ 44,168
  Homes Delivered.............        74         159         241

Metro D.C.:
  Housing Revenues............$   66,137   $  45,493    $ 38,904
  Homes Delivered.............       263         198         152

California:
  Housing Revenues............$  143,729  $  105,941   $ 82,546
  Homes Delivered.............       480         514        457

Texas:
  Housing Revenues............$  186,294  $   13,184        --
  Homes Delivered.............       914          66        --

Poland:
  Housing Revenues............$    2,174  $    1,630  $  6,561
  Homes Delivered.............        44          12        71

Totals:
  Housing Revenues............$1,105,466  $  908,553  $895,644
  Homes Delivered.............     4,367       3,768     4,138

(1) Fiscal years ended 2000 and 1999 include $63,940,000 and $31,961,000 housing revenues and 178 and 88 homes, respectively, from a New Jersey homebuilder acquired on August 7, 1999.

	The increase in housing revenues was primarily due to a full year of operations in our Texas division, an increase of three communities in the Metro D. C. market, and an increase in the average sales price in California. The increased average sales price in California was due to a change in product mix to larger, more expensive homes. These increases were partially offset by decreased deliveries in the Northeast Region, North Carolina, and Florida.
The decrease in deliveries in the Northeast Region was due to fewer selling communities open for sale, resulting in fewer deliveries during the year ended October 31, 2000. Although deliveries decreased in the Northeast Region, housing revenues slightly increased due to a 6.6% increase in average sales prices. The decrease in deliveries in North Carolina was attributed to a highly competitive market. In Florida, the deliveries decreased due to our decision to discontinue operations and have only one active community delivering homes. In fiscal 2001 we expect a significant increase in home deliveries and housing revenues due to the August 28, 2000 agreement to merge with Washington Homes, Inc., headquartered in Landover, Maryland.

	Unaudited quarterly housing revenues and net sales contracts using base sales prices by market area for the years ending October 31, 2000, 1999, and 1998 are set forth below:

                                           Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 2000   31, 2000   30, 2000   31, 2000
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $188,770   $131,668   $113,732   $127,252
  North Carolina.............   35,016     33,319     30,891     27,370
  Florida....................    6,218      3,310      5,087      4,499
  Metro D.C..................   18,932     13,901     17,459     15,845
  California.................   39,725     48,055     30,313     25,636
  Texas......................   52,188     47,318     37,573     49,215
  Poland.....................    1,440        433         --        301
                              ---------  ---------  ---------  ---------
      Total.................. $342,289   $278,004   $235,055   $250,118
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $121,179   $115,649   $174,126   $109,040
  North Carolina.............   29,317     32,338     33,980     26,892
  Florida....................    3,759      3,974     10,557      3,134
  Metro D. C.................   20,354     23,459     25,144     13,449
  California.................   43,551     41,350     52,114     23,839
  Texas......................   51,251     54,708     46,671     39,830
  Poland.....................      812        438        128      1,059
                              ---------  ---------  ---------  ---------
      Total.................. $270,223   $271,916   $342,720   $217,243
                              =========  =========  =========  =========



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


                                           Quarter Ended
                              ------------------------------------------
                              October      July      April     January
                              31, 1998   31, 1998   30, 1998   31, 1998
                              ---------  ---------  ---------  ---------
                                            (In Thousands)
Housing Revenues:
  Northeast Region........... $157,882   $162,847   $136,133   $139,011
  North Carolina.............   38,997     34,655     28,264     25,676
  Florida....................   11,291      8,111     15,254      9,512
  Metro D.C..................   16,687     11,256      4,843      6,118
  California.................   22,980     18,832     17,613     23,121
  Poland.....................    2,283      2,199      1,460        619
                              ---------  ---------  ---------  ---------
      Total.................. $250,120   $237,900   $203,567   $204,057
                              =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region........... $114,144   $124,144   $188,082   $ 98,814
  North Carolina.............   37,085     33,302     35,990     23,903
  Florida....................    5,385      9,503      8,631      7,802
  Metro D.C..................   11,834     15,265      9,583      3,866
  California.................   21,325     25,402      9,535     18,769
  Poland.....................    1,758        516        332      1,277
                              ---------  ---------  ---------  ---------
      Total.................. $191,531   $208,132   $252,153   $154,431
                              =========  =========  =========  =========



	Our contract backlog using base sales prices by market area is set forth below:

                                 October    October    October
                                 31, 2000   31, 1999   31, 1998
                                 ---------  ---------  ---------
                                      (Dollars in Thousands)
Northeast Region (1):
   Total Contract Backlog........$311,539   $286,149   $270,753
   Number of Homes...............   1,149      1,125      1,132

North Carolina:
   Total Contract Backlog........$ 40,635   $ 44,534   $ 48,713
   Number of Homes...............     215        207        235

Florida:
   Total Contract Backlog........$ 12,625   $  8,705   $ 14,800
   Number of Homes...............      45         37         73

Metro D.C.:
   Total Contract Backlog........$ 52,339   $ 34,484   $ 26,083
   Number of Homes...............     215        149        115

California:
   Total Contract Backlog........$ 58,089   $ 34,313   $ 20,721
   Number of Homes...............     151        129        119

Texas:
   Total Contract Backlog........$ 61,703   $ 51,610         --
   Number of Homes...............     282        261         --

Poland:
   Total Contract Backlog........$  1,616   $    865   $    746
   Number of Homes...............      39         13          7

Totals:
   Total Contract Backlog........$538,546   $460,660   $381,816
   Number of Homes...............   2,096      1,921      1,681

(1) Fiscal years 2000 and 1999 include $42,708,000 and $38,832,000 total contract backlog and 116 and 123 number of homes, respectively, from a New Jersey homebuilder acquired on August 7, 1999.

	We have written down or written off certain inventories totaling $1.8, $2.1, and $4.0 million during the years ended October 31, 2000, 1999, and 1998, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements - Note 11" for additional explanation. These writedowns and write-offs were incurred primarily because of lower property values, a change in the marketing strategy to liquidate a particular property, or the decision not to exercise an option.

	During the year ended October 31, 2000 we wrote off land options including approval and engineering costs amounting to $1.8 million. We did not exercise those options because the communities' proforma profitability did not produce adequate returns on investment commensurate with the risk. Those communities were located in New Jersey, New York, North Carolina, and California.

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



	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                       Year Ended
                             -----------------------------------
                              October      October     October
                              31, 2000     31, 1999    31, 1998
                             -----------   ---------   ---------
                                  (Dollars In Thousands)

Sale of homes..............  $1,105,466    $908,553    $895,644
Cost of sales..............     878,740     718,259     740,871
                             -----------   ---------   ---------
Housing gross margin.......  $  226,726    $190,294    $154,773
                             ===========   =========   =========
Gross margin percentage....       20.5%       20.9%       17.3%
                             ===========   =========   =========

	Cost of sales expenses as a percentage of home sales revenues are presented below:

                                      Year Ended
                             ---------------------------------
                             October     October     October
                             31, 2000    31, 1999    31, 1998
                             ---------   ---------   ---------

Sale of homes..............    100.0%      100.0%      100.0%
                             ---------   ---------   ---------
Cost of sales:
  Housing, land and
   development costs.......     71.3        71.0        74.8
  Commissions..............      2.2         2.0         1.9
  Financing concessions....      0.9         0.8         0.7
  Overheads................      5.1         5.3         5.3
                             ---------   ---------   ---------
Total cost of sales........     79.5        79.1        82.7
                             ---------   ---------   ---------
Gross margin percentage....     20.5%       20.9%       17.3%
                             =========   =========   =========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both the communities and of home types delivered, consolidated gross margin will fluctuate up or down. During the year ended October 31, 2000, our gross margin percentage decreased 0.4% from the previous year. This decrease was primarily attributed to a full year of operations from our Texas division where they report lower margins. Excluding Texas, our consolidated gross margin percentage increased 0.3% to 21.3% from 21.0%. During the year ended October 31, 1999, our gross margin percentage increased 3.6% from the previous year. This can be attributed to higher gross margins being achieved in each of our markets. In 1999, the gross margin was negatively affected by a lower percentage of housing revenues from the Northeast Region amounting to 61.7% in fiscal 1999 compared to 66.5% in fiscal 1998. This is primarily the result of a higher percentage of deliveries coming from outside the Northeast Region where margins are historically lower.


	Selling and general administrative expenses as a percentage of homebuilding revenues increased to 9.4% for the year ended October 31, 2000 and increased to 8.8% for the year ended October 31, 1999 from 7.4% for the year ended October 31, 1998. The dollar amount of selling and general expenses has increased the last two years to $104.8 million for the year ended October 31, 2000 from $81.4 million for the year ended October 31, 1999 which increased from $67.5 million for the previous year. The percentage and dollar increases in 2000 are primarily attributable to a full year of operations from our Texas division and increases in the number of active selling communities in California. The overall percentage and dollar increases in such expenses in 1999 were attributable to increases in all our markets but primarily due to fewer deliveries in our Northeast Region and due to Northeast Region and California administration cost increases.


Land Sales and Other Revenues

	Land sales and other revenues consist primarily of land and lot sales, interest income, contract deposit forfeitures, cash discounts, national contract rebates, and corporate owned life insurance benefits.

	A breakout of land and lot sales is set forth below:

                                                Year Ended
                                       ----------------------------
                                       October   October   October
                                       31, 2000  31, 1999  31, 1998
                                       --------  --------  --------
                                              (In Thousands)

Land and lot sales...................  $ 6,549   $12,077   $ 8,636
Cost of sales........................    3,971    11,766     8,070
                                       --------  --------  --------
Land and lot sales gross margin......  $ 2,578   $   311   $   566
                                       ========  ========  ========

Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

	Year ended October 2000 gross margin includes a legal settlement in California amounting to $1,924,000.


Financial Services

	Financial services consists primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. During the year ended 2000, financial services resulted in $0.5 million loss before income taxes. During the year ended October 31, 1999 and 1998 financial services provided a $1.0 and $2.1 million pretax profit, respectively. In the market areas served by our wholly-owned mortgage banking subsidiaries, approximately 54%, 57%, and 58% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2000, 1999, and 1998, respectively. In addition in fiscal 2000 in our Texas division approximately 40% of our homebuying customers obtained mortgages from our mortgage joint venture. Our mortgage banking goals are to improve profitability by increasing the capture rate of our homebuyers to 70%. Most servicing rights on new mortgages originated by us will be sold as the loans are closed.


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


Corporate General and Administrative

	Corporate general and administrative expenses includes the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses were 2.9%, 3.0%, and 2.2% for the years ended October 31, 2000, 1999, and 1998, respectively. The decrease in corporate general and administrative expenses in fiscal year 2000 was due to increase housing revenues and the adoption of SOP 98-1, "Accounting For the Cost of Computer Software
Development For or Obtained for Internal Use." See "Notes to Consolidated Financial Statement - Note 2" for additional explanation. In 1999, the increase was primarily attributed to increased expenditures for long term improvement initiatives. Our long term improvement initiatives include total quality, process redesign (net of capitalized expenses), and training. Such initiatives resulted in additional expenses for the years ended October 31, 2000, 1999, and 1998 which were not capitalized amounting to $6.9 million, $7.5 million, and $3.8 million, respectively.



Interest

	Interest expense includes housing, and land and lot interest. Interest expense is broken down as follows:


                                           Year Ended
                                 -------------------------------
                                 October    October    October
                                 31, 2000   31, 1999   31, 1998
                                 ---------  ---------  ---------
                                          (In Thousands)

Sale of homes..................  $ 34,541    $29,261   $ 33,771
Land and lot sales.............       415      1,082        652
                                 ---------  ---------  ---------
Total..........................  $ 34,956    $30,343   $ 34,423
                                 =========  =========  =========

Housing interest as a percentage of sale of home revenues amounted to 3.1%, 3.2%, and 3.8% for the years ended October 31, 2000, 1999, and 1998, respectively.


Other Operations

	Other operations consist primarily of miscellaneous senior residential rental operations, amortization of senior and subordinated note issuance expenses, earnout payments from homebuilding company acquisitions and corporate owned life insurance loan interest.


Total Taxes

	Total taxes as a percentage of income before income taxes amounted to 36.0%, 38.9%, and 36.7% for the years ended October 31, 2000, 1999, and 1998, respectively. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income. (See "Notes to Consolidated Financial Statements - Note 10" for an additional explanation of taxes.)



Extraordinary Loss

	On June 7, 1999, we redeemed $45,449,000 of our outstanding 11 1/4% Subordinated Notes due 2002 at an average price of 101.875% of par which resulted in an extraordinary loss of $868,000 net of income taxes of $468,000. In October 1998, we redeemed $44,551,000 of our outstanding 11 1/4% Subordinated Notes due 2002 at an average price of 101.6% of par, which resulted in an extraordinary loss of $748,000 net of income taxes of $403,000.


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


Merger with Washington Homes, Inc.

	As previously announced we entered into a merger agreement with Washington Homes, Inc. on August 28, 2000. On January 23, 2001, the shareholders ratified the merger and as a result the merger closed the same day. We believe our line of credit is adequate to provide working capital for our Washington Homes operations. The addition of Washington Homes operations for slightly more than three full quarters of fiscal 2001 is expected to add approximately $.05 to $.10 per share to our net earnings. We expect total revenues to increase more than 40% in fiscal 2001 from fiscal 2000 levels, largely as a result of the merger with Washington Homes.


Safe Harbor Statement

	Certain statements contained in this Form 10-K that are not historical facts should be considered as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Act of 1995.
Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to:
	.  Changes in general economic and market conditions
	. Changes in interest rates and the availability of mortgage financing . Changes in costs and availability of material, supplies and labor
	.  General competitive conditions
	.  The availability of capital
	.  The ability to successfully effect acquisitions

	These risks, uncertainties, and other factors are described in detail in
Item 1 and 2 Business and Properties in this Form 10-K for the year ended October 31, 2000.

Item 7(A) - Quantitative and Qualitative Disclosures About Market Risk.

	The primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from FNMA, FHLMC, GNMA securities and private investors. Accordingly the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following tables set forth as of October 31, 2000 and 1999, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV"). There have been no significant changes in our market risk from October 31, 1999 to October 31, 2000.

                        As of October 31, 2000 for the
                           Year Ended October 31,
                   --------------------------------------
                                                                                   FMV @
                    2001    2002    2003    2004    2005   Thereafter   Total    10/31/00
                   ------  ------  ------  ------  ------  ----------  --------  ---------
                                         (Dollars in Thousands)

Long Term Debt(1):
  Fixed Rate.......$11,797 $  138  $2,594  $  74   $  81   $ 400,534   $415,218  $379,629
  Average interest
    rate...........  4.63%  7.63%   7.04%  8.38%   8.38%       9.79%      9.63%        --


                        As of October 31, 1999 for the
                           Year Ended October 31,
                   --------------------------------------
                                                                                   FMV @
                    2000    2001    2002    2003    2004   Thereafter   Total    10/31/99
                   ------  ------  ------  ------  ------  ----------  --------  ---------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate.......$4,999  $  132  $  138  $2,585  $   74   $250,613   $258,541  $246,164
  Average interest
    rate........... 8.80%   7.60%   7.63%   7.04%   8.38%      9.37%      9.34%        --
  Variable Rate....$  600  $  927      --      --      --         --   $  1,527  $  1,527
  Average interest
    rate........... 6.00%   8.75%      --      --      --         --      7.67%        --


(1) Does not include bonds collateralized by mortgages receivable.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.


Item 9 - CHANGES IN OR DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	During the years ended October 31, 2000, 1999, and 1998, there have not been any changes in or disagreements with accountants on accounting and financial disclosure.



PART III


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information called for by Item l0, except as set forth below under the heading "Executive Officers of the Registrant", is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on March 8, 2001, which will involve the election of directors.

Executive Officers of the Registrant

	Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

                                                                 Year Started
       Name            Age             Position                  With Company

Kevork S. Hovnanian     77    Chairman of the Board and               l967
                                Director of the Company.

Ara K. Hovnanian        43    Chief Executive Officer, President      1979
                                and Director of the Company.

Paul W. Buchanan        50    Senior Vice President-Corporate         l981
                                Controller and Director of the
                                Company.

William L. Carpitella   46    Senior Vice President,                  1997
                                Organizational Development

Kevin C. Hake           41    Vice President, Finance and             2000
                                Treasurer

Peter S. Reinhart       50    Senior Vice President and General       1978
                                Counsel and Director of the
                                Company.

J. Larry Sorsby         45    Executive Vice President and            1988
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

	Mr. Reinhart has been Senior Vice President and General Counsel since April 1985. Mr. Reinhart was elected a Director of the Company in December l98l.

	Mr. Sorsby was appointed Executive Vice President and Chief Financial Officer of the Company in October 2000 after serving as Senior Vice President, Treasurer, and Chief Financial Officer from February 1996 and as Vice President-Finance/Treasurer of the Company since March 1991.

	Mr. Hake joined the Company in July 2000 as Vice President, Finance and Treasurer. Prior to joining the Company, Mr. Hake was Director, Real Estate Finance at BankBoston Corporation from 1994 to June 2000.


Item 11 - EXECUTIVE COMPENSATION

	The information called for by Item ll is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 8, 2001, which will involve the election of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information called for by Item l2 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 8, 2001, which will involve the election of directors.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information called for by Item l3 is incorporated herein by reference to our definitive proxy statement with the exception of the information regarding certain relationships as described below to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 8, 2001, which will involve the election of directors.

	The weighted average interest rate on Mr. K. Hovnanian and Mr. A. Hovnanian related party debt was 5.87%, 4.62%, and 5.03% for the years ended October 31, 2000, 1999, and 1998, respectively. The largest amount of debt outstanding held by Mr. K. Hovnanian for the years ending October 31, 2000, 1999, and 1998 was $386,000, $1,026,000, and zero, respectively. The largest amount of debt outstanding held by Mr. A. Hovnanian for the years ending October 31, 2000, 1999, and 1998 was $3,124,000, $2,407,000, and $2,092,000,
respectively. The interest rate on six month Treasury bills at October 31, 2000, 1999, and 1998 was 6.08%, 5.12%, and 4.46%. During the years ended
October 31, 2000, 1999, and 1998, we received $85,000, $80,000, and $67,000, respectively, from our affected partnerships.


PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page

Financial Statements:

  Index to Consolidated Financial Statements.......................  F-1
  Report of Independent Auditors...................................  F-2
  Consolidated Balance Sheets at October 31, 2000 and 1999.........  F-3
  Consolidated Statements of Income for the years ended
     October 31, 2000, 1999, and 1998..............................  F-5
  Consolidated Statements of Stockholders' Equity for the years ended October 31, 2000, 1999, and 1998........................  F-6
  Consolidated Statements of Cash Flows for the years ended
     October 31, 2000, 1999, and 1998..............................  F-7
  Notes to Consolidated Financial Statements.......................  F-8

	No schedules are applicable to us or have been omitted because the required information is included in the financial statements or notes thereto.


Exhibits:

	3(a)  Certificate of Incorporation of the Registrant.(1)
	3(b)  Certificate of Amendment of Certificate of Incorporation of the
		Registrant.(6)
	3(c)  Bylaws of the Registrant.(6)
	4(a)  Specimen Class A Common Stock Certificate.(6)
	4(b)  Specimen Class B Common Stock Certificate.(6)
	4(c)  Indenture dated as of May 28, 1993, relating to 9 3/4%
		Subordinated Notes between Registrant and First Fidelity Bank,
		National Association, New Jersey, as Trustee, including form of 9 3/4% Subordinated Note due 2005.(4)
	4(d)  Indenture dated as of May 4, 1999, relating to 9 1/8% Senior
                Notes between the Registrant and First Fidelity Bank,
                including form of 9 1/8% Senior Notes due May 1, 2009.(7)
        4(e)  Indenture dated as of October 2, 2000, relating to 10 1/2%
                SeniorNotes between the Registrant and First Union National
                Bank, including form of 10 1/2% Senior Notes due October 1,
                2007.
	10(a) Second Amended and Restated Credit Agreement dated February 22,
                2000 among K. Hovnanian Enterprises, Inc., Hovnanian
                Enterprises, Inc., certain subsidiaries Thereof, PNC Bank,
                National Association, First Union National Bank, BankBoston,
                National Association, Bank of America, National Association,
                Bank One, National Association, Comerica Bank, Guaranty
                Federal Bank, F.S.B., AmSouth Bank, Bank United and Sun
                Trust Bank. (8)
	10(b) Description of Management Bonus Arrangements.(6)
	10(c) Description of Savings and Investment Retirement Plan.(1)
	10(d) 1999 Stock Incentive Plan (9).
	10(e) 1983 Stock Option Plan (as amended and restated May 4, 1990,
		and amended through May 14, 1998).(10)
	10(f) Management Agreement dated August 12, 1983 for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
	10(g) Agreement dated July 8, 1981 between Hovnanian Properties of
		Atlantic County, Inc. and Kevork S. Hovnanian.(2)
	10(h) Management Agreement dated December 15, 1985, for the management
		of properties by K. Hovnanian Investment Properties, Inc.(3)
	10(i) Description of Deferred Compensation Plan.(5)
	10(j) Senior Executive Short-Term Incentive Plan.(11)
	12	Ratio of Earnings to Fixed Charges
	21    Subsidiaries of the Registrant.
	23    Consent of Independent Auditors
	(1)   Incorporated by reference to Exhibits to Registration
		Statement (No. 2-85198) on Form S-1 of the Registrant.
	(2)   Incorporated by reference to Exhibits to Registration Statement
		(No. 33-46064) on Form S-3 of the Registrant.
	(3)   Incorporated by reference to Exhibits to Annual Report on
                Form 10-K for the year ended February 28, 1986 of the Registrant.
	(4)   Incorporated by reference to Exhibits to Registration Statement
		(No. 33-61778) on Form S-3 of the Registrant.
	(5)   Incorporated by reference to Exhibits to Annual Report on
                Form 10-K for the year ended February 28, 1990 of the Registrant.
        (6)   Incorporated by reference to Exhibits to Annual Report on
                Form 10-K for the year ended February 28, 1994 of the Registrant.
        (7)   Incorporated by reference to Exhibits to Registration
                Statement (No. 333-75939) on Form S-3 of the Registrant.
        (8)   Incorporated by reference to Exhibits to Quarterly Report
                on Form 10Q for the quarter ended April 30, 2000 of the Registrant.
        (9) Incorporated by the Proxy Statement of the Registrant Filed on Schedule 14A dated January 15, 1999.
       (10) Incorporated by reference to Annex A of the Proxy Statement of the Registrant filed on Schedule 14A dated January 26, 2000.
       (11) Incorporated by reference to Annex B of the Proxy Statement of the Registrant files on Schedule 14A dated January 26, 2000.


Reports on Form 8-K

(i)   On August 28, 2000 the Company filed a report on Form 8-K to regarding its announcement that it and Washington Homes, Inc. had entered into an agreement and Plan of Merger.

(ii) On September 20, 2000 the Company filed a report on Form 8-K regarding the offering of $150 million of Senior Notes due 2007.


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

                                          Hovnanian Enterprises, Inc.
                                      By:


                                          /S/KEVORK S. HOVNANIAN
                                          Kevork S. Hovnanian
                                          Chairman of the Board

	Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



/S/KEVORK S. HOVNANIAN            Chairman of The Board              1/26/01
Kevork S. Hovnanian               and Director



/S/ARA K. HOVNANIAN               Chief Executive Officer,           1/26/01
Ara K. Hovnanian                  President and Director



/S/PAUL W. BUCHANAN               Senior Vice President              1/26/01
Paul W. Buchanan                  Corporate Controller and
                                  Director



/S/PETER S. REINHART              Senior Vice President and          1/26/01
Peter S. Reinhart                 General Counsel and Director



/S/J. LARRY SORSBY                Executive Vice President,          1/26/01
J. Larry Sorsby                   Chief Financial Officer
                                  and Director



/S/WILLIAM L. CARPITELLA          Senior Vice President,             1/26/01
William L. Carpitella             Organizational Development



/S/KEVIN C. HAKE                  Vice President, Finance            1/26/01
Kevin C. Hake                     and Treasurer


HOVNANIAN ENTERPRISES, INC.

Index to Consolidated Financial Statements

                                                                      Page
Financial Statements:

   Independent Auditors' Report...................................    F-2

   Consolidated Balance Sheets as of October 31, 2000 and 1999....    F-3

   Consolidated Statements of Income for the Years Ended
   October 31, 2000, 1999, and 1998...............................    F-5

   Consolidated Statements of Stockholders' Equity for the Years
   Ended October 31, 2000, 1999, and 1998.........................    F-6

   Consolidated Statements of Cash Flows for the Years Ended
   October 31, 2000, 1999, and 1998...............................    F-7

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



REPORT OF INDEPENDENT AUDITORS




To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States.




                                            /S/Ernst & Young LLP


New York, New York
December 13, 2000, except for Note 15, paragraph 4, as to which the date is January 23, 2001

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     October 31,    October 31,
          ASSETS                                         2000           1999
                                                     ------------   ------------
Homebuilding:
  Cash and cash equivalents(Note 5).................    $ 40,131       $ 17,163
                                                     ------------   ------------
  Inventories - At the lower of cost or fair
      value (Notes 7 and 11):
    Sold and unsold homes and lots under
      development...................................     525,116        475,196
    Land and land options held for future
      development or sale...........................      89,867         52,034
                                                     ------------   ------------
      Total Inventories.............................     614,983        527,230
                                                     ------------   ------------

  Receivables, deposits, and notes (Note 12)........      36,190         30,675
                                                     ------------   ------------

  Property, plant, and equipment - net (Note 4).....      35,594         26,500
                                                     ------------   ------------

  Senior residential rental properties - net (Notes 4
     and 7).........................................      10,276         10,650
                                                     ------------   ------------

  Prepaid expenses and other assets (Note 15).......      64,897         56,753
                                                     ------------   ------------
      Total Homebuilding............................     802,071        668,971
                                                     ------------   ------------

Financial Services:
  Cash..............................................       3,122          2,202
  Mortgage loans held for sale (Notes 6 and 7)......      61,860         33,158
  Other assets......................................       2,145          1,563
                                                     ------------   ------------
      Total Financial Services......................      67,127         36,923
                                                     ------------   ------------

Collateralized Mortgage Financing:
  Collateral for bonds payable (Note 6).............       4,145          5,006
  Other assets......................................         198            238
                                                     ------------   ------------
      Total Collateralized Mortgage Financing.......       4,343          5,244
                                                     ------------   ------------
Income Taxes Receivable - Including deferred tax
  benefits (Note 10)................................                      1,723
                                                     ------------   ------------
Total Assets........................................    $873,541       $712,861
                                                     ============   ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                            October 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                            2000          1999
                                                            ------------  ------------
Homebuilding:
  Nonrecourse land mortgages (Note 7)......................    $ 18,166      $  6,407
  Accounts payable and other liabilities...................      82,205        73,989
  Customers' deposits (Note 5).............................      31,475        25,647
  Nonrecourse mortgages secured by operating
    properties (Note 7)....................................       3,554         3,662
                                                            ------------  ------------
      Total Homebuilding...................................     135,400       109,705
                                                            ------------  ------------
Financial Services:
  Accounts payable and other liabilities...................       2,078         1,218
  Mortgage warehouse line of credit (Notes 6 and 7)........      56,486        30,034
                                                            ------------  ------------
      Total Financial Services.............................      58,564        31,252
                                                            ------------  ------------
Collateralized Mortgage Financing:
  Bonds collateralized by mortgages receivable (Note 6)....       3,007         3,699
                                                            ------------  ------------
      Total Collateralized Mortgage Financing..............       3,007         3,699
                                                            ------------  ------------
Notes Payable:
  Revolving credit agreement (Note 7)......................                    70,125
  Senior notes (Note 8)....................................     296,430       150,000
  Subordinated notes (Note 8)..............................     100,000       100,000
  Accrued interest.........................................      12,709        11,654
                                                            ------------  ------------
      Total Notes Payable..................................     409,139       331,779
                                                            ------------  ------------

Income Taxes Payable (Note 10).............................       4,072
                                                            ------------  ------------

      Total Liabilities....................................     610,182       476,435
                                                            ------------  ------------
Commitments and Contingent Liabilities (Notes 5, 9,
    14 and 15)

Stockholders' Equity (Notes 13 and 15):
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 17,309,369 shares in 2000
    and 17,218,442 shares in 1999 (including 3,736,921
    shares in 2000 and 2,710,274 shares in 1999 held
    in Treasury)...........................................         173           172
  Common Stock,Class B,$.01 par value
    (convertible to Class A at time of sale)
    -authorized 13,000,000 shares; issued 7,978,903
    shares in 2000 and 7,997,083 shares in 1999
    (both years include 345,874 shares held in Treasury)...          79            79
  Paid in Capital..........................................      46,086        45,856
  Retained Earnings (Note 8)...............................     246,420       213,257
  Treasury Stock - at cost.................................     (29,399)      (22,938)
                                                            ------------  ------------
      Total Stockholders' Equity...........................     263,359       236,426
                                                            ------------  ------------
Total Liabilities and Stockholders' Equity.................    $873,541      $712,861
                                                            ============  ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                                           Year Ended
                                              -------------------------------------
                                                October      October      October
                                                31, 2000     31, 1999     31, 1998
                                              -----------  -----------  -----------
Revenues:
Homebuilding:
    Sale of homes.............................$1,105,466   $  908,553   $  895,644
    Land sales and other revenues (Notes 12
       and 14)................................    13,017       17,409       15,411
                                              -----------  -----------  -----------
      Total Homebuilding...................... 1,118,483      925,962      911,055
  Financial Services..........................    18,855       20,239       19,098
  Collateralized Mortgage Financing...........       469          519          683
  Other Operations............................                               6,893
                                              -----------  -----------  -----------
      Total Revenues.......................... 1,137,807      946,720      937,729
                                              -----------  -----------  -----------
Expenses:
  Homebuilding:
    Cost of sales.............................   882,711      730,025      748,941
    Selling, general and administrative.......   104,771       81,396       67,519
    Inventory impairment loss (Note 11).......     1,791        2,091        3,994
                                              -----------  -----------  -----------
      Total Homebuilding......................   989,273      813,512      820,454
                                              -----------  -----------  -----------
  Financial Services..........................    19,334       19,195       17,010
                                              -----------  -----------  -----------
  Collateralized Mortgage Financing...........       416          504          672
                                              -----------  -----------  -----------
  Corporate General and Administrative(Note 3)    33,309       28,652       21,048
                                              -----------  -----------  -----------
  Interest (Notes 7 and 8)....................    34,956       30,343       34,423
                                              -----------  -----------  -----------
  Other operations............................     8,701        3,897        2,830
                                              -----------  -----------  -----------
      Total Expenses.......................... 1,085,989      896,103      896,437
                                              -----------  -----------  -----------
Income Before Income Taxes and
  Extraordinary Loss..........................    51,818       50,617       41,292
                                              -----------  -----------  -----------
State and Federal Income Taxes:
  State (Note 10).............................     2,495        5,093        3,572
  Federal (Note 10)...........................    16,160       14,581       11,569
                                              -----------  -----------  -----------
    Total Taxes...............................    18,655       19,674       15,141
                                              -----------  -----------  -----------
Extraordinary Loss From Extinguishment of
  Debt, Net of Income Taxes (Note 8)..........                   (868)        (748)
                                              -----------  -----------  -----------
Net Income....................................$   33,163   $   30,075   $   25,403
                                              ===========  ===========  ===========
Per Share Data:
  Basic:
    Income Per Common Share Before
      Extraordinary Loss......................$     1.51   $     1.45   $     1.20
    Extraordinary Loss........................                   (.04)        (.03)
                                              -----------  -----------  -----------
    Income....................................$     1.51   $     1.41   $     1.17
                                              ===========  ===========  ===========
Weighted Average Number of Common Shares
  Outstanding.................................    21,933       21,404       21,781
                                              ===========  ===========  ===========
  Assuming Dilution:
    Income Per Common Share Before
      Extraordinary Loss...................... $    1.50   $     1.43   $     1.19
    Extraordinary Loss........................                   (.04)        (.03)
                                              -----------  -----------  -----------
    Income.................................... $    1.50   $     1.39   $     1.16
                                              ===========  ===========  ===========
Weighted Average Number of Common Shares
  Outstanding.................................    22,043       21,612       22,016
                                              ===========  ===========  ===========

See notes to consolidated financial statements

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
                                 A Common Stock       B Common Stock
                              -------------------  -------------------
                                Shares               Shares
                              Issued and            Issued and          Paid-In  Retained   Treasury
                              Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Stock      Total
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 1997...   14,097,841  $  156    7,754,812  $   81  $33,935  $157,779  $(13,189)  $ 178,762

Sale of common stock under
  employee stock option
  plan......................      114,667                                   626                             626
Conversion of Class B to
  Class A common stock......       60,515       1      (60,515)     (1)
Treasury stock purchases....     (407,100)                                                   (3,399)     (3,399)
Net Income..................                                                       25,403                25,403
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 1998...   13,865,923     157    7,694,297      80   34,561   183,182   (16,588)    201,392

Sale of common stock under
  employee stock option
  plan......................       10,000       1                            58                              59
Acquisitions................    1,362,057      13                        11,237                          11,250
Conversion of Class B to
  Class A common stock......       43,088       1      (43,088)     (1)
Treasury stock purchases....     (772,900)                                                   (6,350)     (6,350)
Net Income..................                                                       30,075                30,075
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 1999...   14,508,168     172    7,651,209      79   45,856   213,257   (22,938)    236,426

Acquisitions................       47,619       1                          (270)                           (269)
Stock option plan...........                                                346                             346
Stock bonus plan............       25,128                                   154                             154
Conversion of Class B to
  Class A common stock......       18,180              (18,180)
Treasury stock purchases....   (1,026,647)                                                   (6,461)     (6,461)
Net Income .................                                                      33,163                 33,163
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------
Balance, October 31, 2000...   13,572,448  $  173    7,633,029  $   79  $46,086  $246,420  $(29,399)  $ 263,359
                              ===========  ======  ===========  ======  =======  ========  =========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                             Year Ended
                                                   ----------------------------------
                                                   October     October     October
                                                   31, 2000    31, 1999    31, 1998
                                                   ----------  ----------  ----------
Cash Flows From Operating Activities:
  Net Income...................................... $  33,163   $  30,075   $  25,403
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation................................     6,423       6,314       4,293
      Amortization of Goodwill....................     2,513         261         134
      (Gain) loss on sale and retirement of
        property and assets.......................      (728)        283      (6,189)
      Extraordinary loss from extinguishment of
        Debt net of income taxes..................                   868         748
      Deferred income taxes.......................     2,551       3,056       1,987
      Impairment losses...........................     1,791       2,091       5,032
      Decrease (increase) in assets:
        Mortgage notes receivable.................   (27,703)     46,012     (17,343)
        Receivables, prepaids and other assets....   (13,256)     (9,736)      6,276
        Inventories...............................   (89,544)    (53,592)     30,666
      Increase (decrease) in liabilities:
        State and Federal income taxes............     3,244       3,020       3,651
        Customers' deposits.......................     6,240      (1,269)      1,490
        Interest and other accrued liabilities....     8,222       9,203       2,235
        Post development completion costs.........    (2,555)      3,293       4,438
        Accounts payable..........................     8,994      (4,400)      2,233
          Net cash (used in) provided by           ----------  ----------  ----------
          operating activities....................   (60,645)     35,479      65,054
                                                   ----------  ----------  ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets...     1,517      18,251      26,592
  Purchase of property, equipment, and other
    fixed assets..................................   (15,607)    (13,381)     (3,135)
  Acquisition of homebuilding companies...........    (3,845)    (12,249)
  Investment in and advances to unconsolidated
    affiliates....................................                   249         243
          Net cash (used in) provided by           ----------  ----------  ----------
          investing activities....................   (17,935)     (7,130)     23,700
                                                   ----------  ----------  ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes............... 1,433,150     850,320     632,531
  Proceeds from senior debt.......................   146,430     150,000
  Principal payments on mortgages and notes.....  (1,470,805)   (972,265)   (668,987)
  Principal payments on subordinated debt.........               (46,302)    (45,284)
  Purchase of treasury stock......................    (6,461)     (6,350)     (3,399)
  Proceeds from sale of stock and employee stock
    plan..........................................       154          59         626
          Net cash provided by (used in)           ----------  ----------  ----------
          financing activities....................   102,468     (24,538)    (84,513)
                                                   ----------  ----------  ----------
Net Increase In Cash..............................    23,888       3,811       4,241
Cash and Cash Equivalents Balance, Beginning
  Of Year.........................................    19,365      15,554      11,313
                                                   ----------  ----------  ----------
Cash and Cash Equivalents Balance, End Of Year.....$  43,253   $  19,365   $  15,554
                                                   ==========  ==========  ==========
Supplemental Disclosures Of Cash Flow:
  Cash paid during the year for:
    Interest (net of amount capitalized).......... $  33,814   $  23,731   $  35,315
                                                   ==========  ==========  ==========
    Income Taxes.................................. $  12,858   $  16,395   $  12,303
                                                   ==========  ==========  ==========
Non-cash Investing and Finance Activities:
  Debt assumed on sale of property and assets.....                         $  13,530
                                                                           ==========
Stock issued for acquisitions/extension of options
  granted......................................... $     721   $  11,250
                                                   ==========  ==========

See notes to consolidated financial statements.



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 31, 2000, 1999, AND 1998.


1. BASIS OF PRESENTATION AND SEGMENT INFORMATION

	Basis of Presentation - The accompanying consolidated financial statements include our accounts and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

	Segment Information - Statement of Financial Accounting Standards
No. 131("FAS 131") "Disclosures About Segments of an Enterprise and Related Information" established new standards for segment reporting based on the way managementorganizes segments within a company for making operating decisions and assessing performance. Our financial reporting segments consist of homebuilding, financial services, collateralized mortgage financing, and corporate. Our homebuilding operations comprise the most substantial part of our business, with approximately 98% of consolidated revenues in years ended October 31, 2000 and 1999 and approximately 97% in the year ended October 31, 1998 contributed by the homebuilding operations. We are a Delaware corporation, currently building and selling homes in more than 120 new home communities in New Jersey, Pennsylvania, New York, North Carolina, Virginia, California, Texas, Maryland, Florida, and Poland. We offer a wide variety of homes that are designed to appeal to first time buyers, first and second time move up buyers, luxury buyers, active adult buyers and empty nesters. Our financial services operations provide mortgage banking and title services primarily to the homebuilding operations' customers. We do not retain or service the mortgages that we originate but rather, sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality and safety. Assets, liabilities, revenues and expenses of our reportable segments are separately included in the consolidated balance sheets and consolidated statements of income.


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

	Income Recognition - Income from home sales is recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the transaction.

	Cash and Cash Equivalents - Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury bills and government money market funds with original maturities of 90 days or less when purchased.

	Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash equivalents, mortgages and notes receivable, mortgages and notes payable, and the senior andsubordinated notes payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

	Inventories - For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined in Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"
("FAS 121") as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then amortized equally based upon the number of homes to be constructed in the community.

	Interest costs related to properties under development are capitalized during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold (see Note 7).

	The cost of land options is capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option.

	Intangible Assets - Any intangible assets acquired by us are amortized on a straight line basis over its useful life. Goodwill resulting from company acquisitions during the year ended October 31, 1999 is being amortized over 5 to 10 years and reported in the consolidated statements of income as "Other Operations". During the years ended October 31, 2000, 1999, and 1998, goodwill amortization amounted to $2,513,000, $261,000, and $134,000, respectively. The carrying amountof goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the company acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. In addition, we assess long-lived assets for impairment under FAS 121. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Total accumulated amortization at October 31, 2000 and 1999 was $3,815,000 and $1,302,000,
respectively.

	Deferred Bond Issuance Costs - Costs associated with the issuance of our Senior and Subordinated Notes are capitalized and amortized over the associated term of each note issuance into other operations on the consolidated statementsof income.

	Debt Issued At a Discount - Debt issued at a discount to the face amount is accredited back up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of Interest on the consolidated statements of income.

	Post Development Completion Costs - In those instances where a developmentis substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work.

	Advertising Costs - Advertising costs are treated as period costs and expensed as incurred. During the years ended October 31, 2000, 1999, and 1998,advertising costs expensed amounted to $14,418,000, $11,995,000, and $10,531,000, respectively.

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

	On March 16, 2000, our Board of Directors approved an increase in the stock repurchase plan to purchase up to 4 million shares. The 4 million shares equals 17.0% of our total and outstanding shares as of December 16, 1996 when the initial repurchase plan was approved by the Board. As of October 31, 2000, 3,391,047 shares have been repurchased under this program.

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

	Stock Options - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" establishes a fair value-based method of accounting for stock-based compensation plans, including stock options. Registrants may elect to continue accounting for stock option plans under Accounting Principles
Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," but are required to provide proforma net income and earningsper share information "as if" the new fair value approach had been adopted. We intend to continue accounting for our stock option plan under APB 25. Under APB 25, no compensation expense is recognizedwhen the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant (see Note 13).

	Per Share Calculations - Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings Per Share" requires the presentation of basicearnings per share and diluted earnings per share, and is effective for annual periods ending after December 15, 1997. We adopted FAS 128 in the year ended October 31, 1998.
Basic earnings per common share is computed using the weighted average number of shares outstanding and is the same calculation as reported in prior years. Basic weighted average shares outstanding at October 31, 2000, 1999, and 1998 amounted to 21,933,022 shares, 21,404,473 shares, and 21,781,105 shares, respectively. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock of 110,000, 208,000, and 235,000 for the years ended October 31, 2000, 1999, and 1998, respectively.

	Computer Software Development - On November 1, 1999 we adopted SOP-98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use. The SOP-98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use.Prior to the adoption of SOP-98-1, we expensed such internal use software related costs as incurred. The effect of adopting SOP-98-1 was to increase net income for the year ended October 31, 2000 by $2,570,000 or $0.12 pershare.

Accounting Pronouncement Not Yet Adopted - The FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement deferred for one year the effective date of FASB Statement No. 133, Accounting for Derivatives Instruments and Hedging Activities. We adopted
FAS 133 and 137 on November 1,2000. We do not currently utilize derivatives, and do not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of our Company.

	Reclassifications - Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.


3.  CORPORATE INITIATIVES

	We have embarked on long term improvement initiatives of total quality, process redesign, and training. Included in Corporate General and Administrativeis $6,902,000, $7,502,000, and $3,756,000 for the years ended October 31, 2000, 1999, and 1998, respectively, related to such initiatives. These amounts are in addition to software development costs capitalized in those years.


4.  PROPERTY

	Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day to day business. Homebuilding accumulated depreciation related tothese assets at October 31, 2000 and October 31, 1999 amounted to $22,164,000 and $19,550,000, respectively. In addition we have two senior citizen residential rental communities. Accumulated depreciation on rental property at October 31, 2000 and October 31, 1999 amounted to $2,294,000 and $2,211,000, respectively.


5.  ESCROW CASH

	We hold escrow cash amounting to $3,424,000 and $5,578,000 at October 31, 2000 and October 31, 1999, respectively, which primarily represents customers'deposits which are restricted from use by us. We are able to release escrow cash by pledging letters of credit and surety bonds. Escrow cash accounts are substantially invested in short-term certificates of deposit, time deposits,or money market accounts.


6.  MORTGAGES AND NOTES RECEIVABLE

	Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market, servicing released, or prior to February 28, 1987 pledged against, collateralized mortgage obligations ("CMOs"). At October 31,2000 and 1999, respectively, $61,549,000 and $32,844,000 of such mortgages were pledged against our mortgage warehouse line
(see Note 7). We may incur risk with respect to mortgages that are delinquent and not pledged against CMOs, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 2000.


7.  MORTGAGES AND NOTES PAYABLE

	Substantially all of the nonrecourse land mortgages are short-term borrowings. Nonrecourse mortgages secured by operating properties are installment obligations having annual principal maturities in the following years ending October 31, of approximately $132,000 in 2001, $138,000 in 2002, $2,595,000 in
2003, $75,000 in 2004, $81,000 in 2005 and $533,000 after 2005.
The interest rates on these obligations range from 7.000% to 8.375%.

	We have an unsecured Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $375,000,000 through July 2003. Interest is payable monthly and at various rates of either prime plus .25%or LIBOR plus 1.70%. In addition, we pay a fee equal to .325% per annum on the weighted average unused portion of the line.

	  Interest costs incurred, expensed and capitalized were:

                                             Year Ended
                                    ----------------------------
                                    October   October   October
                                    31, 2000  31, 1999  31, 1998
                                    --------  --------  --------
                                      (Dollars in Thousands)
Interest capitalized at
  beginning of year..............   $21,966   $25,545   $35,950
Plus acquired entity interest....               3,397
Plus interest incurred(1)(3).....    38,878    24,594    28,947
Less interest expensed(3)........    34,956    30,343    34,423
Less impairment write-off........       194                 460
Less sale of assets..............               1,227     4,469
                                    -------   -------   -------
Interest capitalized at
  end of year(2)(3)..............   $25,694   $21,966   $25,545
                                    =======   =======   =======

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)  Data does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered or when land is not under active development, and interest incurred and expensed on operating properties and senior residential rental properties.


	Average interest rates and average balances outstanding for short-term debt are as follows:

                              October     October     October
                              31, 2000    31, 1999    31, 1998
                              --------    --------    --------
                                  (Dollars In Thousands)

Average outstanding
  borrowings................. $128,788    $ 55,495    $ 98,090
Average interest rate during
  period.....................    10.0%        9.2%        8.4%
Average interest rate at end
  of period(1)...............     8.4%        7.2%        6.9%
Maximum outstanding at any
  month end.................. $170,800    $117,085    $125,325

(1) Average interest rate at the end of the period excludes any charges on unused loan balances.

	In addition, we have a secured mortgage loan warehouse agreement with a group of banks which provides up to $70,000,000 through July 26, 2001. Interest is payable monthly and at various rates. The interest rate at October 31, 2000 was 8.0%.


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

	On October 2, 2000, we issued $150,000,000 principal amount of 10 1/2% Senior Notes due October 1, 2007. The 10 1/2% Senior Notes were issued at a discount to yield 11% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. Interest is payable semi-annually. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price.

	The indentures relating to the Senior and Subordinated
Notes and the Revolving Credit Agreement contain restrictions on the payment of cash dividends. At October 31, 2000, $45,765,000 of retained earnings were free of such restrictions.

	The fair value of both the Senior Notes and Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the Senior Notes and Subordinated Notes is estimated at $271,500,000 and $94,000,000, respectively, as of October 31, 2000.


9.  RETIREMENT PLAN

	In December 1982, we established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $2,948,000, $2,760,000, and $1,523,000 for the years ended October 31, 2000, 1999, and 1998, respectively.


10.  INCOME TAXES

	Income Taxes payable (receivable) including deferred benefits, consists of the following:

                                    October      October
                                    31, 2000     31, 1999
                                    ---------    ---------
                                        (In Thousands)

State income taxes:
  Current.......................... $  1,552     $    437
  Deferred.........................      163         (758)
Federal income taxes:
  Current..........................    5,519        4,311
  Deferred.........................   (3,162)      (5,713)
                                    ---------    ---------
    Total.......................... $  4,072     $ (1,723)
                                    =========    =========


	The provision for income taxes is composed of the following charges (benefits):

                                               Year Ended
                                    -----------------------------------
                                    October      October      October
                                    31, 2000     31, 1999     31, 1998
                                    ---------    ---------    ---------
                                              (In Thousands)
Current income tax expense:
  Federal(1)....................... $ 13,609     $ 13,253     $  9,177
  State(2).........................    1,574        4,954        3,484
                                    ---------    ---------    ---------
                                      15,183       18,207        12,661
                                    ---------    ---------    ---------
Deferred income tax expense:
  Federal..........................    2,551          860        1,989
  State............................      921          139           88
                                    ---------    ---------    ---------
                                       3,472          999        2,077
                                    ---------    ---------    ---------
    Total.......................... $ 18,655     $ 19,206     $ 14,738
                                    =========    =========    =========

(1) The current federal income tax expense includes a tax benefit of $468,000 and $403,000 in the years ended October 31, 1999 and 1998, respectively, relating to the loss on the redemption of Subordinated Notes that was reported as an extraordinary item in the "Statements of Income."

(2) The current state income tax expense is net of the use of state loss carryforwards amounting to $21,330,000, $5,860,000, and $8,495,000 for the years ended October 31, 2000, 1999, and 1998.


	The deferred tax liabilities or assets have been recognized in the consolidated balance sheets due to temporary differences as follows:

                                            October   October
                                            31, 2000  31, 1999
                                            --------  ---------
                                              (In Thousands)
Deferred tax assets:
  Deferred income......................     $    --   $     40
  Maintenance guarantee reserves.......         740        711
  Inventory impairment loss............       1,785      2,545
  Uniform capitalization of overhead...       6,008      3,365
  Post development completion costs....       3,194      4,238
  State net operating loss
    carryforwards......................      30,916     29,440
  Other................................       2,970      1,378
                                            --------  ---------
    Total..............................      45,613     41,717
  Valuation allowance(3)...............     (30,916)   (29,440)
                                            --------  ---------
  Deferred tax assets..................      14,697     12,277
                                            --------  ---------
Deferred tax liabilities:
  Deferred interest....................          31         31
  Installment sales....................          96        137
  Accelerated depreciation.............       3,965      2,916
  Acquisition goodwill.................       2,279      2,722
  Software development expenses........       5,327         --
                                            --------  ---------
   Total...............................      11,698      5,806
                                            --------  ---------
Net deferred tax assets................     $ 2,999    $ 6,471
                                            ========  =========

(3) The net change in the valuation allowance of $1,476,000 results from an increase in the separate company state net operating losses that may not be fully utilized.

	The effective tax rates varied from the expected rate.
The sources of these differences were as follows:
                                              Year Ended
                                     ------------------------------
                                     October    October    October
                                     31, 2000   31, 1999   31, 1998
                                     --------   --------   --------

Computed "expected" tax rate......     35.0 %     35.0 %    35.0 %
State income taxes, net of Federal
  income tax benefit..............      3.1        6.5       6.0
Company owned life insurance......       --        (.1)     (1.6)
Low income housing tax credit.....     (2.6)      (2.8)     (3.4)
Other.............................       .5         .4        .7
                                     --------   --------   --------
Effective tax rate................     36.0 %     39.0 %    36.7 %
                                     ========   ========   ========

	We have state net operating loss carryforwards for financial reporting and tax purposes of $406,000,000 due to expire between the years October 31, 2001 and October 31, 2015.


11.  REDUCTION OF INVENTORY TO FAIR VALUE

	In accordance with "Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. During the year ended October 31, 1998, inventory with a carrying amount of $3,077,000 was written down by $353,000 to its fair value. This was based on our evaluation of the expected revenue, cost to complete including interest and selling cost. The writedown during the year ended October 31, 1998 was attributed to one community in Florida where homes are being discounted to accelerate sales.

	Also in accordance with FAS 121, we record impairment losses on inventories and long-lived assets held for sale when the related carrying amount exceeds the fair value less the selling cost. As of October 31, 1999 and 1998, inventory with a carrying amount of $4,539,000 and $4,629,000, respectively, was written down by $1,801,000 and $2,588,000, respectively, to its fair value. No inventory was written down during the year ended October 31, 2000.
The writedowns during the year ended October 31, 1999 were attributed to one land parcel in Florida and two residential communities in North Carolina. The Florida land parcel was written down based on purchase offers. The communities were written down based on our decision to discontinue selling homes and offer the remaining lots for sale.
The writedowns during the year ended October 31, 1998 were attributed to one parcel of land being sold as lots and a commercial retail center parcel of land which incurred higher land development costs, both in New Jersey. During the year ended October 31, 1998, when these commercial facilities were liquidated, we recovered the carrying value. During the years ended October 31, 1999 and 1998, we recovered the carrying value or recognized nominal losses on the land held for sale which was subsequently liquidated.

	The total aggregate impairment losses, which are presented in the consolidated statements of income, in inventory held for future development or sale were zero, $1,801,000, and $2,941,000 for the years ended October 31, 2000, 1999, and 1998, respectively.
No aggregate impairment loss was recorded for the year ended
October 31, 2000.

	On the statement of income the line entitled "Homebuilding - Inventory impairment loss" also includes write-offs of options including approval, engineering, and capitalized interest costs. During the years ended October 31, 2000, 1999, and 1998 write-offs amounted to $1,791,000, $290,000 and $2,106,000, respectively. During the year ended October 31, 2000 we did not exercise options in various locations because the communities proforma profitability did not produce adequate returns on investment commensurate with the risk.
Those communities were located in New Jersey, New York, North Carolina, and California. During 1999, we did not exercise an option because the community's proforma did not produce an adequate return on investment commensurate with the risk. During 1998, we did not exercise three residential options because of changes in local market conditions and difficulties in obtaining government approvals.



12.  TRANSACTIONS WITH RELATED PARTIES

	Our Board of Directors has adopted a general policy providing that it will not make loans to our officers or directors or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $3,000,000 at any one time, and that such loans will be made only with the approval of the members of our Board of Directors who have no interest in the transaction.
At October 31, 2000 and 1999 included in receivables, deposits and notes are related party receivables from officers and directors amounted to $3,127,000 and $2,718,000, respectively.
Due to an oversight the loan balances exceeded $3,000,000 at October 31, 2000. On November 9, 2000 a $250,000 payment was received which reduced the loans to within authorized limits. Interest income from these loans for October 31, 2000, 1999, and 1998 amounted to $167,000, $108,000, and $97,000, respectively.

	We provide property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, our Chief Executive Officer, President and a Director, is a general partner, and members of his family and certain officers and directors are limited partners. During the years ended
October 31, 2000, 1999, and 1998 we received $85,000, $80,000, and $67,000, respectively, in fees for such management services.
At October 31, 2000 and 1999, no amounts were due us by these partnerships.


13.  STOCK PLANS

	We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant.
Options granted on or after May 14, 1998 vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. We extended the life of options that expired on May 4, 2000 five years which resulted in additional compensation expense of $346,000 net of taxes. All options expire ten years after the date of the grant. In addition, during the years ended October 31, 2000 and 1999 each of the three outside directors of the Company were granted options to purchase 10,000 shares at the same price and terms as those granted to officers and key employees. Stock option transactions are summarized as follows:

                                   Weighted             Weighted            Weighted
                                   Average              Average             Average
                                   Fair                 Fair                Fair
                                   Value (1)            Value (1)           Value (1)
                                   And                  And                 And
                        October    Exercise  October    Exercise  October   Exercise
                        31, 2000    Price    31, 1999    Price    31, 1998   Price
                        ---------  --------  ---------  --------  --------- --------

Options outstanding at
  beginning of period.  1,656,000   $8.02    1,415,000    $8.13   1,336,500    $7.83
   Granted............    429,500   $6.06      251,000    $7.87     291,500    $9.09
   Exercised..........                          10,000    $5.81     114,667    $5.45
   Forfeited..........    120,000   $8.60                            98,333    $9.98
                        ---------            ---------            ---------
Options outstanding at
  end of period.......  1,965,500   $9.44    1,656,000    $8.29   1,415,000    $8.13
                        =========            =========            =========

Options exercisable at
  end of period.......   1,276,708           1,106,666           1,013,166
Price range of options     $5.13-             $5.13-               $5.13-
  outstanding.........     $11.50             $11.50               $11.50
Weighted-average
  remaining contractual
  life................   7.0 yrs.              5.0 yrs.             5.4 yrs.

(1) Fair value of options at grant date approximate exercise price.


	Pro forma information regarding net income and earnings per share is required under the fair value method of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation" and is to be calculated as if we had accounted for our stock options under the fair value method of FAS 123. The fair value for these options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998: risk- free interest rate of 5.9%, 6.4%, and 4.5%, respectively; dividend yield of zero;
volatility factor of the expected market price of our common stock of 0.40, 0.41, and 0.46, respectively; and a weighted-average expected life of the option of 7.0, 7.7, and 7.5 years, respectively.

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


	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands except for earnings per share information):

                                                   Year Ended
                                         -----------------------------------
                                         October     October     October
                                         31, 2000    31, 1999    31, 1998
                                         ----------  ----------  -----------

Pro forma net income.....................$  32,322    $ 29,851    $ 25,107
                                         ==========  ==========  ===========
Pro forma basic earnings per share.......$    1.47    $   1.39    $   1.15
                                         ==========  ==========  ===========
Pro forma diluted earnings per share.....$    1.47    $   1.38    $   1.14
                                         ==========  ==========  ===========

	During the year ended October 31, 1999, we modified our bonus plan for certain associates. A portion of their bonus will be paid by issuing a deferred right to receive our Class A Common Stock. The number of shares will be calculated by dividing the portion of the bonus subject to the deferred right award by our stock price on the date the bonus is earned.
25% of the deferred right award will vest, and shares will be issued, one year after the year end and then 25% a year for the next three years. During the year ended October 31, 2000, 25,000 shares were issued and 26,000 shares were forfeited under this plan. For the years ended October 31, 2000 and 1999, approximately 281,000 and 200,000 deferred rights were awarded in lieu of $1,923,000 and $1,534,000 of bonus payments, respectively.


14.  COMMITMENTS AND CONTINGENT LIABILITIES

	We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. We were involved in an action resulting from the non-performance by a land owner (the "Defendant") to sell real property to us. In 1999, we entered into a Settlement Agreement and Mutual Release ("SAMR") relating to this action. Pursuant to the terms of the SAMR, the Defendant stipulated to a judgement in our favor in the amount of $3,535,349. In 2000 the judgement was upheld in bankruptcy proceedings. As a result of the bankruptcy proceeding and evaluation of the collateral underlying our claim, we recorded a net gain on settlement of $1.8 million which is included in land sales and other revenues in the consolidated statements of income at October 31, 2000.

	As of October 31, 2000 and 1999, respectively, we are obligated under various performance letters of credit amounting to $4,284,000 and $4,091,000. (See Note 5)


15.  ACQUISITIONS

	On August 7, 1999 we acquired the Matzel and Mumford Organization, Inc. ("M & M"), a New Jersey homebuilder and its related entities. On October 1, 1999 we acquired the Goodman Family of Builders, L.P. ("Goodman"), a Texas homebuilder and its related entities. The combined purchase price for both acquisitions was approximately $24,400,000 in cash and 1,845,359 shares of our Class A
Common Stock at a weighted average share price of $7.18, of which 483,302 shares were held in escrow (and thus not reported as issued and outstanding) for pre-acquisition contingencies.
As of October 31, 2000, 47,619 of those shares held in escrow were released. At the dates of the acquisition we loaned the acquired entities approximately $85,000,000 to pay off their third party debt. In addition, both the M & M and Goodman acquisitions provide for other payments to be made generally dependent upon the achievement of certain future operating and return objectives.

	Both acquisitions were accounted for as a purchase with the results of operations of the acquired entities included in our consolidated financial statements as of the dates of acquisitions.
The purchase prices were allocated based on estimated fair values at the dates of the acquisitions. An intangible asset equal to the excess purchase prices over the fair values of net assets acquired of $19,998,000 has been recorded in prepaid expenses and other assets on the consolidated balance sheet; this amount is being amortized on a straight-line basis over a period of ten years.

	On August 28, 2000, we entered into an agreement and plan of merger with Washington Homes, Inc. for a total purchase price of approximately $84.0 million. The transaction is expected to close
January 2001, following the receipt of shareholder approvals and the satisfaction of customary closing conditions. Under the terms of the agreement, Washington Homes shareholders receive the equivalent of 1.39 shares of Hovnanian Class A common stock or $10.08 in cash for each share of Washington Homes common stock, subject to certain adjustments and prorations as set out in the merger agreement. If the total amount of cash elected by Washington Homes stockholders exceeds 49.9%, or if the total amount of stock elected by Washington Homes stockholders exceeds
60% of the aggregate dollar value of the merger consideration, we will adjust the forms of consideration to be received as set out in the merger agreement.

	On January 23, 2001 the shareholders of our Company and of Washington Homes elected to ratify the merger, and as a result the merger closed the same day.


16.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

	Summarized quarterly financial information for the years ended October 31, 2000 and 1999 is as follows:

                                              Three Months Ended
                                    -----------------------------------------
                                    October      July       April    January
                                    31, 2000   31, 2000   30, 2000   31, 2000
                                    --------   --------   --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $353,788   $284,982   $241,888   $257,149
Expenses........................... $324,456   $272,724   $236,436   $252,373
Income before income taxes......... $ 29,332   $ 12,258   $  5,452   $  4,776
State and Federal income tax....... $ 11,170   $  4,167   $  1.994   $  1,324
Net Income......................... $ 18,162   $  8,091   $  3,458   $  3,452
Per Share Data:
Basic:
  Net Income....................... $   0.85   $   0.37   $   0.16   $   0.15
  Weighted average number of
    common shares outstanding......   21,463     21,904     22,054     22,327

Assuming Dilution:
  Net Income....................... $   0.84   $   0.37   $   0.16   $   0.15
  Weighted average number of
    common shares outstanding......   21,704     21,949     22,111     22,413


                                              Three Months Ended
                                    -----------------------------------------
                                    October      July      April    January
                                    31, 1999   31, 1999  30, 1999   31, 1999
                                    --------   --------  --------   ---------
                                       (In Thousands Except Per Share Data)

Revenues........................... $298,429   $236,286   $208,885   $203,120
Expenses........................... $284,529   $222,216   $196,416   $192,942
Income before income taxes and
  extraordinary loss............... $ 13,900   $ 14,070   $ 12,469   $ 10,178
State and Federal income tax....... $  5,015   $  5,592   $  5,017   $  4,050
Extraordinary loss from extinguish-
  ment of debt, net of income taxes            $   (868)
Net Income......................... $  8,885   $  7,610   $  7,452   $  6,128
Per Share Data:
Basic:
  Income per common share before
    extraordinary loss............. $   0.41   $   0.40   $   0.35   $   0.28
  Extraordinary loss...............            $   (.04)
  Net Income....................... $   0.41   $   0.36   $   0.35   $   0.28
  Weighted average number of
    common shares outstanding......   21,726     20,979     21,266     21,512
Assuming Dilution:
  Income per common share
    before extraordinary loss...... $   0.41   $   0.40   $   0.35   $   0.28
  Extraordinary loss...............            $   (.04)
  Net Income....................... $   0.41   $   0.36   $   0.35   $   0.28
  Weighted average number of
    common shares outstanding......   21,902     21,206     21,488     21,725


17. FINANCIAL INFORMATION OF SUBSIDIARY ISSUER AND SUBSIDIARY GUARANTORS

	Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999 and October 2, 2000.

	The Subsidiary Issuer acts as a finance and management entity that as of October 31, 2000 had issued and outstanding $100,000,000 subordinated notes, $300,000,000 senior notes and a revolving credit agreement with an outstanding balance of zero. The subordinated notes, senior notes and the revolving credit agreement are fully and unconditionally guaranteed by the Parent.

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

	In lieu of providing separate audited financial statements for the Guarantor Subsidiaries we have included the accompanying consolidated condensed financialstatements. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

	The following consolidating condensed financial information presents the results of operations, financial position and cash flows of (i) the Parent (ii) the Subsidiary Issuer (iii) the Guarantor Subsidiaries of the Parent (iv) the Non-guarantor Subsidiaries of the Parent and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2000
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
Assets
Homebuilding.......................$    (63) $  76,648  $ 717,484   $    8,002  $          $ 802,071
Financial Services and CMO.........                           994       70,476                71,470
Income Taxes (Payables)Receivables.  (4,585)    (5,873)    12,567       (2,109)
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 268,007    353,115   (473,872)         577   (147,827)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$263,359  $ 423,890  $ 257,173  $    76,946  $(147,827) $ 873,541
                                   ========  ========== ========== ============ ========== ==========

Liabilities
Homebuilding.......................$         $  11,533  $ 122,807  $     1,060  $          $ 135,400
Financial Services and CMO.........                           457       61,114                61,571
Notes Payable......................            409,041         98                            409,139
Income Taxes Payable...............                         4,072                              4,072
Stockholders' Equity............... 263,359      3,316    129,739       14,772   (147,827)   263,359
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$263,359  $ 423,890  $ 257,173  $    76,946  $(147,827) $ 873,541
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

Liabilities
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
                                   ========  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED OCTOBER 31, 2000
(Thousands of Dollars)
                                                       Guarantor   Non-
                                           Subsidiary  Subsid-   Guarantor      Elimin-     Consol-
                                  Parent    Issuer     iaries    Subsidiaries   ations      idated
                                  -------  ---------- ---------- ------------ ----------  ----------
Revenues:
  Homebuilding....................$        $      391 $1,114,421 $   21,397   $ (17,726)  $1,118,483
  Financial Services and CMO......                         6,028     13,296                   19,324
  Intercompany Charges............             82,051     34,505               (116,556)
  Equity In Pretax Income of
    Consolidated Subsidiaries..... 51,818                                       (51,818)
                                  -------  ---------- ---------- ------------ ----------  ----------
    Total Revenues................$51,818  $   82,442 $1,154,954 $   34,693   $ (186,100) $1,137,807
                                  -------  ---------- ---------- ------------ ----------  ----------

Expenses:
  Homebuilding....................             66,232  1,096,455      2,831      (99,279)  1,066,239
  Financial Services and CMO......                         4,591     15,426         (267)     19,750
                                  -------  ---------- ---------- ------------ ----------  ----------
    Total Expenses................             66,232  1,101,046     18,257      (99,546)  1,085,989
                                  -------  ---------- ---------- ------------ ----------  ----------

Income (Loss) Before Income Taxes. 51,818      16,210     53,908     16,436      (86,554)     51,818

State and Federal Income Taxes.... 18,655       6,616     18,438      5,757      (30,811)     18,655
                                  -------  ---------- ---------- ------------ ----------  ----------
Net Income (Loss).................$33,163  $    9,594 $   35,470 $    10,679  $  (55,743) $   33,163
                                  =======  ========== ========== ============ ==========  ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED OCTOBER 31, 1999
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$  (159) $   1,120  $ 922,639  $    22,767  $ (20,405) $ 925,962
  Financial Services and CMO.......                        3,561       17,197                20,758
  Intercompany Charges.............            91,695         72                 (91,767)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 50,776                                       (50,776)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  50,617     92,815    926,272       39,964   (162,948)   946,720
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................            90,111    866,042        2,248    (81,997)   876,404
  Financial Services and CMO.......                        2,757       17,370       (428)    19,699
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            90,111    868,799       19,618    (82,425)   896,103
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 50,617      2,704     57,473       20,346    (80,523)    50,617

State and Federal Income Taxes..... 19,674        917     21,453        7,771    (30,141)    19,674
Extraordinary Loss.................   (868)      (868)                               868       (868)
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$30,075  $     919  $  36,020  $    12,575  $ (49,514) $  30,075
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED OCTOBER 31, 1998
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $   1,441  $ 909,845  $    26,210  $ (19,548) $ 917,948
  Financial Services and CMO.......                        3,817       15,964                19,781
  Intercompany Charges.............            84,166      3,844                 (88,010)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 41,292                                       (41,292)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  41,292     85,607    917,506       42,174   (148,850)   937,729
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................            84,040    869,364        6,748    (81,397)   878,755
  Financial Services and CMO.......                        3,049       14,837       (204)    17,682
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            84,040    872,413       21,585    (81,601)   896,437
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 41,292      1,567     45,093       20,589    (67,249)    41,292

State and Federal Income Taxes..... 15,141        (64)    16,315        7,975    (24,226)    15,141
Extraordinary Loss.................   (748)      (748)                               748       (748)
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$25,403  $     883  $  28,778  $    12,614  $ (42,275) $  25,403
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2000
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 33,163  $  9,594  $  35,470  $    10,679  $ (55,743) $  33,163
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...     751    80,742   (196,014)     (35,030)    55,743    (93,808)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  33,914    90,336   (160,544)     (24,351)              (60,645)

Net Cash Provided By (Used In)
  Investing Activities...............    (231)  (13,262)    (4,433)          (9)              (17,935)

Net Cash Provided By (Used In)
  Financing Activities...............  (6,461)   76,305      6,864       25,760               102,468

Intercompany Investing and Financing
  Activities - Net................... (27,331) (130,355)   156,011        1,675
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease)..............    (109)   23,024     (2,102)       3,075                23,888
In Cash and Cash Equivalents Balance,
  Beginning of Period................      46    (5,395)    24,608          106                19,365
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$    (63) $ 17,629  $  22,506  $     3,181             $  43,253
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 1999
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 30,075  $    919  $  36,020  $    12,575  $ (49,514) $  30,075
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  15,774       311   (123,977)      63,782     49,514      5,404
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  45,849     1,230    (87,957)      76,357                35,479

Net Cash Provided By (Used In)
  Investing Activities...............            (9,478)     1,868          480                (7,130)

Net Cash Provided By (Used In)
  Financing Activities...............  (6,291)  106,676    (40,326)     (84,597)              (24,538)

Intercompany Investing and Financing
  Activities - Net................... (39,526)  (94,163)   128,000        5,689
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease)..............      32     4,265      1,585       (2,071)                3,811
In Cash and Cash Equivalents Balance,
  Beginning of Period................      14    (9,660)    23,023        2,177                15,554
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     46  $ (5,395) $  24,608  $       106             $  19,365
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 1998
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 25,403  $    883  $  28,778  $    12,614  $ (42,275) $  25,403
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities... (22,675)    1,708     33,340      (14,997)    42,275     39,651
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........   2,728     2,591     62,118       (2,383)               65,054

Net Cash Provided By (Used In)
  Investing Activities...............            (1,789)    26,090         (601)               23,700
Net Cash Provided By (Used In)
  Financing Activities...............  (2,773)  (71,551)   (26,687)      16,498               (84,513)

Intercompany Investing and Financing
  Activities - Net...................      49    66,574    (52,355)     (14,268)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease)..............       4    (4,175)     9,166         (754)                4,241
In Cash and Cash Equivalents Balance,
  Beginning of Period................      10    (5,485)    13,857        2,931                11,313
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     14  $ (9,660) $  23,023  $     2,177             $  15,554
                                     ========  ========= ========== ============ ========== ==========
