Form 10-Q
period 2001-01-31
HOVNANIAN ENTERPRISES INC
filed 2001-03-16
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 2001  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 20,087,921 Class A Common Shares and 7,586,396 Class B Common Shares were outstanding as of March 9, 2001.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at January 31,
                2001 (unaudited) and October 31, 2000              3

              Consolidated Statements of Income for the three
                months ended January 31, 2001 and 2000
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the three months ended January 31, 2001
                (unaudited)                                        6

              Consolidated Statements of Cash Flows for
                the three months ended January 31, 2001
                and 2000 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                     14

     Item 4.  Submission of Matters to a Vote of Security
                Holders                                           23

PART II.  Other Information

Item 6(a).  Exhibit 10 - Registration Rights Agreement and
             Employment Agreement (Geaton A. DeCesaris, Jr.)

Item 6(b).  Exhibit 10 - Restated By Laws of Hovnanian
             Enterprises, Inc.

Item 6(c).  Reports on Form 8K filed during the quarter for
              which this report is filed                          23

Signatures                                                        24

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                   (unaudited)
                                                   January 31,    October 31,
          ASSETS                                       2001           2000
                                                   -----------    -----------
Homebuilding:
  Cash and cash equivalents....................... $   33,408       $ 40,131
                                                   -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
     development..................................    672,310        525,116
    Land and land options held for future
      development or sale.........................     92,802         89,867
                                                   -----------    -----------
      Total Inventories...........................    765,112        614,983
                                                   -----------    -----------

  Receivables, deposits, and notes................     54,927         36,190
                                                   -----------    -----------

  Property, plant, and equipment - net............     35,414         35,594
                                                   -----------    -----------

  Senior Residential rental properties - net......     10,179         10,276
                                                   -----------    -----------

  Prepaid expenses and other assets...............     88,884         64,897
                                                   -----------    -----------
      Total Homebuilding..........................    987,924        802,071
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      2,684          3,122
  Mortgage loans held for sale....................     42,857         61,860
  Other assets....................................      1,617          2,145
                                                   -----------    -----------
      Total Financial Services....................     47,158         67,127
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      4,000          4,145
  Other assets....................................        192            198
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      4,192          4,343
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      1,291
                                                   -----------    -----------
Total Assets...................................... $1,040,565       $873,541
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                     (unaudited)
                                                     January 31,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2001         2000
                                                     -----------  -----------
Homebuilding:
  Nonrecourse land mortgages........................ $   16,402     $ 18,166
  Accounts payable and other liabilities............     95,836       82,205
  Customers' deposits...............................     35,930       31,475
  Nonrecourse mortgages secured by operating
    properties......................................      3,529        3,554
                                                     -----------  -----------
      Total Homebuilding............................    151,697      135,400
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      1,591        2,078
  Mortgage warehouse line of credit.................     38,041       56,486
                                                     -----------  -----------
      Total Financial Services......................     39,632       58,564
                                                     -----------  ----------
Collateralized Mortgage Financing:
  Bonds collateralized by mortgages receivable......      2,878        3,007
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      2,878        3,007
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................    119,775
  Senior notes......................................    296,518      296,430
  Subordinated notes................................    100,000      100,000
  Accrued interest..................................     11,074       12,709
                                                     -----------  -----------
      Total Notes Payable...........................    527,367      409,139
                                                     -----------  -----------
Income Taxes Payable................................                   4,072
                                                     -----------  -----------
      Total Liabilities.............................    721,574      610,182
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 23,820,893 shares
    (including 3,736,921 shares in January 2001
     and October 2000 held in Treasury).............        237          173
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 7,932,219 shares
    (including 345,874 shares held in Treasury).....         79           79
  Paid in Capital...................................     94,930       46,086
  Retained Earnings.................................    253,343      246,420
  Deferred Compensation.............................       (266)
  Treasury Stock - at cost..........................    (29,332)     (29,399)
                                                     -----------  -----------
      Total Stockholders' Equity....................    318,991      263,359
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity.......... $1,040,565     $873,541
                                                     ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(unaudited)
                                         Three Months Ended
                                             January 31,
                                         -------------------
                                            2001      2000
                                         --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $283,405  $250,118
    Land sales and other revenues......     5,086     2,065
                                         --------- ---------
      Total Homebuilding...............   288,491   252,183
  Financial Services...................     5,440     4,851
  Collateralized Mortgage Financing....        98       115
                                         --------- ---------
      Total Revenues...................   294,029   257,149
                                         --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   226,576   205,503
    Selling, general and administrative    28,225    24,928
    Inventory impairment loss..........       174
 					 --------- ---------
      Total Homebuilding...............   254,975   230,431

  Financial Services...................     3,697     5,305

  Collateralized Mortgage Financing....        83        98

  Corporate General and Administration.     9,878     6,874

  Interest.............................     9,505     7,868

  Other Operations.....................     1,851     1,797

  Restructuring Charges................     2,480
                                         --------- ---------
      Total Expenses...................   282,469   252,373
                                         --------- ---------
Income Before Income Taxes.............    11,560     4,776
                                         --------- ---------
State and Federal Income Taxes:
  State................................       399       155
  Federal..............................     4,238     1,169
                                         --------- ---------
    Total Taxes........................     4,637     1,324
                                         --------- ---------
Net Income.............................  $  6,923  $  3,452
                                         ========= =========
Per Share Data:
Basic:
  Income per common share..............  $   0.31  $   0.15
  Weighted average number of common
    shares outstanding.................    22,286    22,327
Assuming dilution:
  Income per common share..............  $   0.30  $   0.15
  Weighted average number of common
    shares outstanding.................    22,732    22,413

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Deferred  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Comp    Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------  --------
Balance, October 31, 2000. 13,572,448     $173    7,633,029     $79  $46,086  $246,420  $         $(29,399) $263,359

Acquisitions.............   6,352,900       64                        48,161                                  48,225

Sale of common stock
  under employee stock
  option plan............      65,000                                    367                                     367

Stock bonus plan.........      46,940                                    316                                     316
Conversion of Class B to
  Class A Common Stock....     46,684               (46,684)

Deferred compensation.....                                                                 (266)                (266)

Treasury stock purchases
  adjustment.............                                                                               67        67

Net Income................                                                       6,923                         6,923
                           -----------  ------  -----------  ------  -------  --------  --------  --------  --------
Balance, January 31, 2001  20,083,972     $237    7,586,345     $79  $94,930  $253,343  $  (266)  $(29,332) $318,991
  (unaudited)              ===========  ======  ===========  ======  =======  ========  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
                                                        Three Months Ended
                                                            January 31,
                                                       ---------------------
                                                          2001       2000
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $   6,923  $   3,452
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Depreciation....................................     1,965      1,591
      Amortization of goodwill........................       669
      (Gain) on sale and retirement of property
        and assets....................................       (40)      (209)
      Deferred income taxes...........................       145       (281)
      Impairment losses...............................       174
      Decrease (increase) in assets:
        Mortgage notes receivable.....................    19,205     11,116
        Receivables, prepaids and other assets........   (22,211)   (13,091)
        Inventories...................................    (9,514)   (34,275)
      Increase (decrease) in liabilities:
        State and Federal income taxes................      (544)    (2,778)
        Customers' deposits...........................       932      5,395
        Interest and other accrued liabilities........    (7,587)    (5,833)
        Post development completion costs.............     1,964        993
        Accounts payable..............................    (6,642)    (1,907)
                                                       ---------- ----------
          Net cash used in operating activities.......   (14,561)   (35,827)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......         7        318
  Purchase of property, equipment and other
    fixed assets......................................    (1,073)    (8,997)
  Acquisition of homebuilding companies...............   (36,936)      (119)
  Investment in and advances to unconsolidated
    affiliates........................................       (12)        (1)
                                                       ---------- ----------
          Net cash used in investing activities.......   (38,014)    (8,799)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   480,328    336,378
  Principal payments on mortgages and notes...........  (435,664)  (298,263)
  Purchase of treasury stock..........................        67     (1,176)
  Proceeds from sale of stock.........................       683
                                                       ---------- ----------
          Net cash provided by financing
            activities................................    45,414     36,939
                                                       ---------- ----------
Net (Decrease) In Cash and Cash Equivalents...........    (7,161)    (7,687)
Cash and Cash Equivalents and Balance, Beginning
  Of Period...........................................    43,253     19,365
                                                       ---------- ----------
Cash and Cash Equivalent and Balance, End Of Period...  $ 36,092   $ 11,678
                                                       ========== ==========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	1. The consolidated financial statements, except for the October 31, 2000 consolidated balance sheet, have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

	2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended
                                 January 31,
                              -------------------
                                2001       2000
                              --------   --------
                            (Dollars in Thousands)

Interest Capitalized at
  Beginning of Period......... $ 25,694   $ 21,966
Plus Acquired Entity Interest.    3,604
Plus Interest Incurred(1)(3)..   11,572      8,023
Less Interest Expensed(3).....    9,505      7,868
                               --------   --------
Interest Capitalized at
  End of Period(2)(3)......... $ 31,365   $ 22,121
                               ========   ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)  Data does not include a reduction for depreciation.
(3) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered and when land is not under active development.

3.  Homebuilding accumulated depreciation at January 31, 2001 and
October 31, 2000 amounted to $24,868,000 and $22,164,000, respectively.
Senior residential rental property accumulated depreciation at January 31, 2001 and October 31, 2000 amounted to $2,393,000 and $2,294,000, respectively.

4.  In accordance with "Financial Accounting Standards No. 121 ("FAS
121") "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed of", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. We wrote off such costs in the amount of $63,000 in New Jersey and $111,000 in Metro D. C. during the three months ended January 31, 2001. Residential inventory FAS 121 impairment losses and option write offs are reported in the Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

5. We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. As of January 31, 2001 and October 31, 2000, respectively, we are obligated under various performance letters of credit amounting to $5,452,000 and $4,284,000.

6. Our credit facility was amended as of February 22, 2000. Pursuant to the Amendment, our credit line increased to $375,000,000 and was extended through July 2003. Interest is payable monthly and at various rates of either the prime rate plus .25% or Libor plus 1.70%.

7. On January 23, 2001 we merged with Washington Homes, Inc. for a total purchase price of $87.4 million, of which $38.5 million was paid in cash and 6,352,900 shares of our Class A Common Stock were issued. At the date of acquisition we loaned Washington Homes, Inc. approximately $57,000,000 to pay off their third party debt.

The merger with Washington Homes, Inc. was accounted for as a purchase with the results of operations of the merged entity included in our consolidated financial statements as of the date of the merger. The purchase price was allocated based on estimated fair value at the date of the merger. Such allocation is preliminary and is pending management's assessment of the deferred tax assets and liabilities acquired. An intangible asset equal to the excess purchase price over the fair value of the net assets of $12,794,000 is recorded in prepaid expenses and other assets on the consolidated balance sheet. This amount is being amortized on a straight line basis over a period of ten years.

The following unaudited pro forma financial data for the three months ended January 31, 2001 and 2000 has been prepared as if the merger with Washington Homes, Inc. on January 23, 2001 had occurred on November 1, 1999. Unaudited pro forma financial data is presented for information purposes only and may not be indicative of the actual amounts of the Company had the events occurred on the dates listed above, nor does it purport to represent future periods (in thousands).

                                             Three Months Ended January 31,
                                             ------------------------------
                                                 2001               2000
                                             -----------        -----------
Revenues....................................    $363,767           $350,452
Expenses....................................     351,704            342,774
Income Taxes................................       4,095              2,568
                                             -----------        -----------
Net Income..................................    $  7,968           $  5,110
                                             ===========        ===========
Diluted Net Income Per Common Share.........    $   0.28           $   0.18
                                             ===========        ===========

8. Restructuring Charges - Restructuring charges are estimated expenses associated with the merger of our operations with those of Washington Homes, Inc. as a result of the merger on January 23, 2001. Under our merger plan, administration offices in Maryland, Virginia, and North Carolina will be either closed, relocated, or combined. The merger of administration offices is expected to be completed by July 31, 2001. Expenses were accrued for salaries, severance and outplacement costs for the involuntary termination of associates, costs to close and/or relocate existing administrative offices, and lost rent and leasehold improvements. We estimate that approximately 58 associates will be terminated. We have accrued approximately $1.7 million to cover termination and related costs. Associates being terminated are primarily administrative. In addition, we accrued approximately $0.8 million to cover closing and/or relocating various administrative offices in these three states. At January 31, 2001 no costs have been charged against the above accrued liabilities.

9. Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999 and October 2, 2000.

The Subsidiary Issuer acts as a finance and management entity that as of January 31, 2001 had issued and outstanding approximately $100,000,000 subordinated notes, $300,000,000 senior notes, and a revolving credit agreement with an outstanding balance of $119,775,000. The subordinated notes, senior notes, and the revolving credit agreement are fully and unconditionally guaranteed by the Parent.

	Each of the wholly owned subsidiaries of the Parent (collectively the "Guarantor Subsidiaries"), with the exception of four subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary holding and licensing the "K. Hovnanian" trade name, and a subsidiary engaged in homebuilding activity in Poland (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the senior notes and the revolving credit agreement of the Subsidiary Issuer.

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

	The following consolidating condensed financial information present the results of operations, financial position, and cash flows of (i) the Parent,
(ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries of the Parent,
(iv) the Non-guarantor Subsidiaries of the Parent, and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
JANUARY 31, 2001
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.......................$      9  $  54,400  $ 924,715  $     8,800  $          $  987,924
Financial Services and CMO.........                           888       50,462                 51,350
Income Taxes (Payables)Receivables.  (3,951)    (4,257)    11,559       (2,060)                 1,291
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 322,933    484,274   (748,000)       3,434    (62,641)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$318,991  $ 534,417  $ 189,162  $    60,636  $ (62,641) $1,040,565
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Homebuilding.......................$         $   6,902  $ 144,003  $       792  $          $  151,697
Financial Services and CMO.........                           355       42,155                 42,510
Notes Payable......................            527,308         59                             527,367
Stockholders' Equity............... 318,991        207     44,745       17,689    (62,641)    318,991
                                   -------- ----------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$318,991  $ 534,417  $ 189,162  $    60,636  $ (62,641) $1,040,565
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
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2001
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      65  $ 287,122  $     7,516  $  (6,212) $ 288,491
  Financial Services and CMO.......                        2,018        3,520                 5,538
  Intercompany Charges.............            30,410     (1,954)                (28,456)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 11,560                                       (11,560)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  11,560     30,475    287,186       11,036    (46,228)   294,029
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................            29,913    283,926        1,254    (36,404)   278,689
  Financial Services and CMO.......                        1,288        2,589        (97)     3,780
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            29,913    285,214        3,843    (36,501)   282,469
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 11,560        562      1,972        7,193     (9,727)    11,560

State and Federal Income Taxes.....  4,637        352         70        2,814     (3,236)     4,637
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$ 6,923  $     210  $   1,902  $     4,379  $  (6,491) $   6,923
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2000
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     154  $ 251,406  $     2,092  $  (1,469) $ 252,183
  Financial Services and CMO.......                        1,750        3,216                 4,966
  Intercompany Charges.............            23,046      2,448                 (25,494)
  Equity In Pretax Income of
    Consolidated Subsidiaries......  4,776                                        (4,776)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues.................  4,776     23,200    255,604        5,308    (31,739)   257,149
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................            23,058    241,375          454    (17,917)   246,970
  Financial Services and CMO.......                        1,374        4,188       (159)     5,403
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            23,058    242,749        4,642    (18,076)   252,373
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes.........  4,776        142     12,855          666    (13,663)     4,776

State and Federal Income Taxes.....  1,324         35      4,166          230     (4,431)     1,324
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$ 3,452  $     107  $   8,689  $       436  $  (9,232) $   3,452
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2001
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$  6,923  $    210  $   1,902  $     4,379  $  (6,491) $   6,923
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  93,226    35,300   (173,139)      16,639      6,491    (21,483)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 100,149    35,510   (171,237)      21,018               (14,560)

Net Cash Provided by (Used In)
  Investing Activities............... (45,218)  (17,819)    25,023                            (38,014)

Net Cash Provided By(Used In)
  Financing Activities...............      67   119,863    (55,942)     (18,574)               45,414

Intercompany Investing and Financing
Activities - Net..................... (54,926) (161,569)   219,352       (2,857)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................      72   (24,015)    17,196         (413)               (7,160)
Cash and Cash Equivalents Balance,
  Beginning of Period................     (63)   17,629     22,506        3,181                43,253
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$      9  $ (6,386) $  39,702  $     2,768  $          $  36,093
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2000
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$  3,452  $    107  $   8,689  $       436  $  (9,232) $   3,452
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  16,257       170    (80,276)      15,338      9,232    (39,279)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  19,709       277    (71,587)      15,774               (35,827)

Net Cash Provided by (Used In)
  Investing Activities...............            (8,327)      (470)          (2)               (8,799)

Net Cash Provided By(Used In)
  Financing Activities...............  (1,176)   48,350      2,552      (12,787)               36,939

Intercompany Investing and Financing
Activities - Net..................... (18,487)  (34,743)    33,067       (2,883)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................      46     5,557    (13,392)         102                (7,687)
Cash and Cash Equivalents Balance,
  Beginning of Period................      46    (5,395)    24,608          106                19,365
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     92  $    162  $  11,216  $       208  $          $  11,678
                                     ========  ========= ========== ============ ========== ==========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

	Our cash uses during the three months ended January 31, 2001 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, and the merger with Washington Homes, Inc. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	In March 2000 the Board of Directors increased the stock repurchase program to purchase up to 4 million shares of Class A Common Stock. This authorization expired on December 31, 2000 and is in the process of being revised. As of January 31, 2001, 3,391,047 shares were repurchased under this program.

	Our homebuilding bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $375,000,000 (the "Revolving Credit Facility") through July 2003. Interest is payable monthly and at various rates of either the prime rate plus .25% or Libor plus 1.70%. We believe that we will be able either to extend the Agreement beyond July 2003 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We are currently in compliance and intend to maintain compliance with the covenants under the Agreement. As of January 31, 2001, borrowings under the Agreement were $119,775,000.

	The subordinated indebtedness issued by us and outstanding as of January 31, 2001 was $100,000,000 9 3/4% Subordinated Notes due June 2005. The senior indebtedness issued by us and outstanding as of January 31, 2001 was $150,000,000 10 1/2% Senior Notes due October 2007 and $150,000,000 9 1/8%
Senior Notes due May 2009.

	Our mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of our subsidiaries. As of January 31, 2001, the aggregate principal amount of all such borrowings was $38,041,000.

Total inventory increased $150,129,000 during the three months ended
January 31, 2001. The increase in inventory was primarily due to the merger with Washington Homes, Inc. In addition inventory levels increased in most of our housing markets. Substantially all homes under construction or completed and included in inventory at January 31, 2001 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, and senior and subordinated indebtedness.


The following table summarizes housing lots included in our total residential real estate:
                               Active   Contracted    Active    Proposed    Grand Total
                     Active    Selling     Not         Lots    Developable   Lots
                  Communities   Lots    Delivered   Available     Lots        Available
                  -----------  -------  ----------  ---------  -----------  -----------
January 31, 2001:
Northeast Region..        28    4,598       1,201      3,397       10,569       13,966
North Carolina....        65    5,117         570      4,547        2,351        6,898
Metro D.C.........        37    3,306         788      2,518        4,965        7,483
California........        13    1,909         227      1,682          576        2,258
Texas.............        40    1,543         280      1,263          684        1,947
Mid South.........        21    1,631         106      1,525          160        1,685
Other.............         1      138          58         80        2,374        2,454
                  -----------  -------  ----------  ----------  ----------  -----------
                         205   18,242       3,230     15,012       21,679       36,691
                  ===========  =======  ==========  ==========  ==========  ===========
   Owned..........              8,244       2,742      5,502        4,177        9,679
   Optioned.......              9,998         488      9,510       17,502       27,012
                               -------  ----------  ----------  ----------  -----------
     Total........             18,242       3,230     15,012       21,679       36,691
                               =======  ==========  ==========  ==========  ===========

                               Active   Contracted    Active    Proposed    Grand Total
                     Active    Selling     Not         Lots    Developable    Lots
                  Communities   Lots    Delivered   Available     Lots        Available
                  -----------  -------  ----------  ---------  -----------  -----------
October 31, 2000:

Northeast Region..        28    4,941       1,149      3,792       11,016       14,808
North Carolina....        29    2,331         215      2,116          400        2,516
Metro D.C.........         6      708         215        493        4,875        5,368
California........        12    2,015         151      1,864          576        2,440
Texas.............        44    1,628         282      1,346          752        2,098
Other.............         1      186          84        102        2,374        2,476
                  -----------  -------  ----------  ----------  ----------  -----------
                         120   11,809       2,096      9,713       19,993       29,706
                  ===========  =======  ==========  ==========  ==========  ===========
   Owned..........              6,236       1,963      4,273        3,776        8,049
   Optioned.......              5,573         133      5,440       16,217       21,657
                               -------  ----------  ----------  ----------  -----------
     Total........             11,809       2,096      9,713       19,993       29,706
                               =======  ==========  ==========  ==========  ===========


	The following table summarizes our started or completed unsold homes and models:

                            January 31,               October 31,
                                2001                     2000
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....   119       59      178     133       48     181
North Carolina......   216       54      270     102       31     133
Metro D.C...........    87       37      124       6        7      13
California..........    98       22      120     136       32     168
Texas...............   238        9      247     238        8     246
Mid South...........    73       23       96      --       --      --
Other..............     40       --       40      58       --      58
                     ------   ------   -----   ------   ------   -----
  Total                871      204    1,075     673      126     799
                     ======   ======   =====   ======   ======   =====

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $42,546,000 and $61,549,000 at January 31, 2001 and October 31, 2000, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by us. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. Collateral Mortgage Financing -
Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2000

	Our operations consist primarily of residential housing development and sales in our Northeast Region (comprising of New Jersey, southern New York state and eastern Pennsylvania), North Carolina, Metro D.C. (northern Virginia and Maryland), southern California, Texas, the Mid-south (Tennessee, Alabama, and Mississippi), and Poland. Our Mid-south operations are the result of the merger with Washington Homes, Inc. In addition, we provide financial services to our homebuilding customers.

	Important indicators of the future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog (using base sales prices) by market area are set forth below:

                        Sales Contracts for the
                          Three Months Ended        Contract Backlog
                             January 31,            as of January 31,
                        -----------------------    --------------------
                           2001          2000         2001       2000
                        ---------     ---------    ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $125,433      $109,040     $327,437   $284,240
  Homes...............       479           422        1,201      1,086

North Carolina:
  Dollars.............  $ 41,651      $ 26,892     $102,786   $ 44,081
  Homes...............       233           144          570        213

Metro D.C.:
  Dollars.............  $ 32,009      $ 13,449     $193,098   $ 32,144
  Homes...............       130            52          786        136

California:
  Dollars.............  $ 65,547      $ 23,839     $ 82,106   $ 33,217
  Homes...............       182            93          227        128

Texas:
  Dollars.............  $ 37,177      $ 39,830     $ 62,754   $ 42,951
  Homes...............       175           202          280        204

Mid South:
  Dollars.............  $  3,806            --     $ 17,037         --
  Homes...............        29            --          106         --

Other:
  Dollars.............  $    857      $  4,193     $ 10,011  $  9,276
  Homes...............        22            50           60        76

Totals:
  Dollars.............  $306,480      $217,243     $795,229   $445,909
  Homes...............     1,250           963        3,230      1,843

During February 2001 we signed an additional 949 contracts compared to 359 in the same month last year. The February 2001 contracts along with our contract backlog at January 31, 2001 and deliveries for the three months ended January 31, 2001 amount to approximately 75% of our planned deliveries for fiscal 2001.


Total Revenues:

	Revenues for the three months ended January 31, 2001 increased $36.9 million or 14.3%, compared to the same period last year. This was the result of a $33.3 million increase in revenues from the sale of homes, a $3.0 million increase in land sales and other homebuilding revenues, and a $0.6 million increase in financial service revenues.


Homebuilding:

	Revenues from the sale of homes increased $33.3 million or 13.3% during the three months ended January 31, 2001, compared to the same period last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

	Information on homes delivered by market area is set forth below:

                        Three Months Ended
                           January 31,
                        -------------------
                          2001       2000
                        ---------  --------
                       (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $123,626  $127,252
  Homes Delivered......       427       461

North Carolina:
  Housing Revenues.....  $ 31,798  $ 27,370
  Homes Delivered......       180       138

Metro D.C.:
  Housing Revenues.....  $ 36,691  $ 15,845
  Homes Delivered......       162        65

California:
  Housing Revenues.....  $ 44,314  $ 25,636
  Homes Delivered......       106        94

Texas:
  Housing Revenues.....  $ 37,810  $ 49,215
  Homes Delivered......       177       259

Mid South:
  Housing Revenues.....  $  3,077        --
  Homes Delivered......        22        --

Other:
  Housing Revenues.....  $  6,089  $  4,800
  Homes Delivered......        48        24

Totals:
  Housing Revenues.....  $283,405  $250,118
  Homes Delivered......     1,122     1,041


	The increase in the number of homes delivered and related revenues was due to an increase of three communities in the Metro D. C. market, an increase in the average home price in California, and the merger with Washington Homes, Inc. These increases were partially offset by decreases in the Northeast Region and Texas. The decrease in the Northeast Region was due to the timing of scheduled deliveries. The decrease in deliveries in Texas was due to the change in their fiscal year end when we acquired them October 31, 1999. Texas historically reported strong deliveries in their fourth quarter, which were represented in our first quarter ended January 31, 2000.

	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended
                                  January 31,
                              -------------------
                                2001       2000
                              --------   --------
                             (Dollars in Thousands)

Sale of Homes................ $283,405   $250,118
Cost of Sales................  223,675    204,710
                              --------   --------
Housing Gross Margin......... $ 59,730   $ 45,408
                              ========   ========

Gross Margin Percentage......   21.1%       18.2%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended
                                   January 31,
                              -------------------
                                2001       2000
                              --------   --------
Sale of Homes................  100.0%     100.0%
                              --------   --------
Cost of Sales:
      Housing, land &
        development costs....   70.8%      73.4%
      Commissions............    2.2%       2.3%
      Financing concessions..    0.9%       0.9%
      Overheads..............    5.0%       5.2%
                              --------   --------
Total Cost of Sales..........   78.9%      81.8%
                              --------   --------
Gross Margin.................   21.1%      18.2%
                              ========   ========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to our other markets. For the three months ended January 31, 2001 our gross margin percentage increased 2.9% compared to the same period last year. This can be attributed to improved profitability in the Northeast Region and increased sales prices in California.

	Selling, general, and administrative expenses as a percentage of total homebuilding revenues, decreased to 9.8% for the three months ended January 31, 2001 from 9.9% for the prior year three months. Such expenses increased $3.3 million during the three months ended January 31, 2001 compared to the same period last year. The dollar increase in selling, general and administrative is primarily due to increased advertising and selling costs in California due to the addition of five new communities, increases in administrative costs in our Northeast Region, and the addition of Washington Homes, Inc.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended
                                      January 31,
                                   ------------------
                                     2001      2000
                                   --------  --------

Land and Lot Sales................ $ 3,166    $  934
Cost of Sales.....................   2,901       793
                                   --------  --------
Land and Lot Sales Gross Margin...     265       141
Interest Expense..................     233       191
                                   --------  --------
Land and Lot Sales Profit (Loss)
  Before Tax...................... $    32    $  (50)
                                   ========  ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three months ended January 31, 2001 financial services provided a $1.7 million profit before taxes compared to a loss of $0.5 million in 2000. This increase is primarily due to a change in management, reduced costs, and increased mortgage loan amounts. In addition to our wholly-owned mortgage facility, customers obtained mortgages from our mortgage joint ventures in our Texas and Washington Homes divisions.


Collateralized Mortgage Financing

	In the years prior to February 29, 1988 we pledged mortgage loans originated by our mortgage banking subsidiaries against our collateralized mortgage obligations ("CMO's"). Subsequently we discontinued our CMO program. As a result, CMO operations are diminishing as pledged loans are decreasing through principal amortization and loan payoffs, and related bonds are reduced. In recent years, as a result of bonds becoming callable, we have also sold a portion of our CMO pledged mortgages.


Corporate General and Administrative

	Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses increased to 3.4% for the three months ended January 31, 2001 from 2.7% for the prior year three months. Corporate general and administrative expenses increased $3.0 million during the three months ended January 31, 2001 compared to the same period last year. Increases in corporate general and administrative expenses are primarily attributed to less process redesign costs associated with SAP capitalized during the three months ended January
31, 2001 compared to the same period last year, our new enterprise wide fully integrated software package, increased depreciation resulting from capitalized process redesign costs in prior years, and increased bonus accruals based upon increased return on equity. Process redesign costs are capitalized in accordance with SOP 98-1 "Accounting For the Cost of Computer Software Development For or Obtained for Internal Use".


Interest

	Interest expense includes housing, and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended
                               January 31,
                            ------------------
                              2001      2000
                            --------  --------

Sale of Homes.............. $ 9,272   $ 7,677
Land and Lot Sales.........     233       191
                            --------  --------
Total...................... $ 9,505   $ 7,868
                            ========  ========


	Housing interest as a percentage of sale of homes revenues slightly increased to 3.3% for the three months ended January 31, 2001 compared to 3.1% for the three months ended January 31, 2000.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, investment property operations, amortization of senior and subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, amortization of goodwill, and corporate owned life insurance loan interest.


Restructuring Charges

	Restructuring charges are estimated expenses associated with the integration of our operations with those of Washington Homes, Inc. These expenses are salaries, severance and outplacement costs for the termination of associates, and costs to close and relocate existing administrative offices, and lost rent and leasehold improvements.


Total Taxes

	Total taxes as a percentage of income before taxes amounted to approximately 40.1% and 27.7% for the three months ended January 31, 2001 and 2000, respectively. The increase in this percentage from 2000 to 2001 is primarily attributed to an increased effective federal income tax rate. The increased effective rate is due primarily to higher amounts of expenses in 2001 not deductible for federal taxes and a reduced effect of our senior rental tax credits. Although the credits are the same in 2001 and 2000, they reduce our effective tax rate less when pretax profits are higher. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


Inflation

	Inflation has a long-term effect on us because increasing costs of land, materials, and labor result in increasing sale prices of our homes. In general, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. In recent years, in the price ranges in which our homes sell, we have not found this risk to be a significant problem.

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


Merger With Washington Homes, Inc.

	On January 23, 2001 we merged with Washington Homes, Inc. for a total purchase price of $87.4 million, of which $37.9 was paid in cash and 6,352,900 shares of our Class A common stock were issued. The addition of Washington Homes operations for slightly more than three full quarters is expected to increase revenues more than 40% in fiscal 2001 from fiscal 2000.


Safe Harbor Statement

Certain statements contained in this Form 10-Q that are not historical facts should be considered as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to:
	.  Changes in general economic and market conditions
	. Changes in interest rates and the availability of mortgage financing . Changes in costs and availability of material, supplies and labor
	.  General competitive conditions
	.  The availability of capital
	.  The ability to successfully effect acquisitions

	These risks, uncertainties, and other factors are described in detail in
Item 1 and 2 Business and Properties in our Form 10-K for the year ended
October 31, 2000.



Item 4.  Submission of Matters to a Vote of Security Holders

	We held our annual stockholders meeting on March 8, 2001 at 10:30 a.m. in the Board Room of the American Stock Exchange, 13th floor, 86 Trinity Place, New York, New York. The following matters were voted at the meeting:

	. Election of all Directors to hold office until the next Annual Meeting of Stockholders. The elected Directors were:

	..  Kevork S. Hovnanian
	..  Ara K. Hovnanian
	..  Paul W. Buchanan
	..  Geaton A. DeCesaris, Jr.
	..  Arthur Greenbaum
	..  Desmond P. McDonald
	..  Peter S. Reinhart
	..  John J. Robbins
	..  J. Larry Sorsby
	..  Stephen D. Weinroth

	. Ratification of selection of Ernst & Young, LLP as certified independent accountants for fiscal year ending October 31, 2001.

	..  Votes For         Class A  11,871,112      Class B  72,836,990
	..  Votes Against     Class A      13,652      Class B     617,160
	..  Abstain           Class A       6,247      Class B       7,730


Item 6c.  Reports on Form 8-K.

(i) 8-K filed on December 15, 2000 which was to file the press release dated December 14, 2000 relating to fourth quarter numbers.


(ii) 8-K filed on February 7, 2001 which was to announce completion of the Washington Homes, Inc. merger on January 23, 2001.



                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  March 16, 2001               /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  March 16, 2001               /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller