Form 10-Q
period 2001-04-30
HOVNANIAN ENTERPRISES INC
filed 2001-06-14
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 2001 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 20,450,766 Class A Common Shares and 7,504,007 Class B Common Shares were outstanding as of June 1, 2001.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at April 30,
                2001 (unaudited) and October 31, 2000              3

              Consolidated Statements of Income for the three
                and six months ended April 30, 2001 and 2000
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the six months ended April 30, 2001
                (unaudited)                                        6

              Consolidated Statements of Cash Flows for
                the six months ended April 30, 2001
                and 2000 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      16

PART II.  Other Information

Item 6(a).  No reports on Form 8K have been filed during
                 the quarter for which this report is filed.

Signatures                                                        26

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                    April 30,     October 31,
          ASSETS                                       2001           2000
                                                   -----------    -----------
                                                   (unaudited)
Homebuilding:
  Cash and cash equivalents....................... $   36,138       $ 40,131
                                                   -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development.................................    656,237        525,116
    Land and land options held for future
      development or sale.........................    107,684         89,867
                                                   -----------    -----------
      Total Inventories...........................    763,921        614,983
                                                   -----------    -----------

  Receivables, deposits, and notes ...............     54,451         36,190
                                                   -----------    -----------

  Property, plant, and equipment - net............     33,140         35,594
                                                   -----------    -----------

  Senior residential rental properties - net......     10,083         10,276
                                                   -----------    -----------

  Prepaid expenses and other assets...............     88,132         64,897
                                                   -----------    -----------
      Total Homebuilding..........................    985,865        802,071
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      2,294          3,122
  Mortgage loans held for sale....................     72,916         61,860
  Other assets....................................      3,149          2,145
                                                   -----------    -----------
      Total Financial Services....................     78,359         67,127
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      3,779          4,145
  Other assets....................................        199            198
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      3,978          4,343
                                                   -----------    -----------
Income Taxes Receivable - Including deferred tax
  benefits........................................      2,900
                                                   -----------    -----------
Total Assets...................................... $1,071,102       $873,541
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                       April 30,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2001         2000
                                                     -----------  -----------
                                                     (unaudited)
Homebuilding:
  Nonrecourse land mortgages........................ $   12,798     $ 18,166
  Accounts payable and other liabilities............     91,296       82,205
  Customers' deposits...............................     39,392       31,475
  Nonrecourse mortgages secured by operating
    properties......................................      3,474        3,554
                                                     -----------  -----------
      Total Homebuilding............................    146,960      135,400
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      2,309        2,078
  Mortgage warehouse line of credit.................     53,831       56,486
                                                     -----------  -----------
      Total Financial Services......................     56,140       58,564
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Bonds collateralized by mortgages receivable......      2,712        3,007
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      2,712        3,007
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................    120,600
  Senior notes......................................    296,608      296,430
  Subordinated notes................................     99,747      100,000
  Accrued interest..................................     13,473       12,709
                                                     -----------  -----------
      Total Notes Payable...........................    530,428      409,139
                                                     -----------  -----------
Income Taxes Payable.................................                  4,072
                                                     -----------  -----------
      Total Liabilities.............................    736,240      610,182
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 24,138,457 shares
    (including 3,736,921 shares in April 2001 and
    October 2000 held in Treasury)..................        242          173
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 7,853,936 including
    345,874 shares in April 2001 and October 2000
    held in Treasury)...............................         78           79
  Paid in Capital...................................     96,682       46,086
  Retained Earnings.................................    267,403      246,420
  Deferred Compensation.............................       (211)
  Treasury Stock - at cost..........................    (29,332)     (29,399)
                                                     -----------  -----------
      Total Stockholders' Equity....................    334,862      263,359
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity.......... $1,071,102     $873,541
                                                     ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                         Three Months Ended    Six Months Ended
                                              April 30,           April 30,
                                         -------------------  -------------------
                                            2001      2000        2001     2000
                                         --------- ---------  --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $393,301  $235,055   $676,706  $485,173
    Land sales and other revenues......     2,916     3,378      8,002     5,443
                                         --------- ---------  --------- ---------
      Total Homebuilding...............   396,217   238,433    684,708   490,616
  Financial Services...................     6,679     3,344     12,119     8,195
  Collateralized Mortgage Financing....        70       111        168       226
                                         --------- ---------  --------- ---------
      Total Revenues...................   402,966   241,888    696,995   499,037
                                         --------- ---------  --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   314,788   187,911    541,364   393,414
    Selling, general and administrative    34,875    25,764     63,100    50,692
    Inventory impairment loss..........       764       513        938       513
                                         --------- ---------  --------- ---------
      Total Homebuilding...............   350,427   214,188    605,402   444,619

  Financial Services...................     4,665     4,139      8,362     9,444

  Collateralized Mortgage Financing....        51        93        134       191

  Corporate General and Administration.     9,401     7,487     19,279    14,361

  Interest.............................    13,949     7,780     23,454    15,648

  Other Operations.....................     1,906     2,749      3,757     4,546

  Restructuring Charges................                          2,480
                                         --------- ---------  --------- ---------
      Total Expenses...................   380,399   236,436    662,868   488,809
                                         --------- ---------  --------- ---------
Income Before Income Taxes.............    22,567     5,452     34,127    10,228
                                         --------- ---------  --------- ---------
State and Federal Income Taxes:
  State................................     1,028       304      1,427       459
  Federal..............................     7,479     1,690     11,717     2,859
                                         --------- ---------  --------- ---------
    Total Taxes........................     8,507     1,994     13,144     3,318
                                     -------- --------  -------- --------
Net Income.............................  $ 14,060  $  3,458   $ 20,983  $  6,910
                                         ========= =========  ========= =========
Per Share Data:
Basic:
  Income per common share..............  $   0.50  $   0.16   $   0.83  $   0.31
  Weighted average number of common
    shares outstanding.................    28,176    22,054     25,262    22,192
Assuming dilution:
  Income per common share..............  $   0.48  $   0.16   $   0.80  $   0.31
  Weighted average number of common
     shares outstanding................    29,472    22,111     26,116    22,271

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Deferred  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Comp      Stock     Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------  --------
Balance, October 31, 2000   13,572,448  $  173    7,633,029  $   79  $46,086  $246,420  $         $(29,399) $263,359

Acquisitions..............   6,352,900      64                        48,361                                  48,425

Sale of common stock under
  employee stock option
  plan....................     300,140       3                         1,769                                   1,772

Stock bonus plan..........      51,081       1                           466                                     467
Conversion of Class B to
  Class A Common Stock....     124,967       1     (124,967)     (1)

Deferred compensation.....                                                                 (211)                (211)

Treasury stock purchases
  adjustment..............                                                                              67        67

Net Income................                                                      20,983                        20,983
                           -----------  ------  -----------  ------  -------  --------  --------  --------  --------
Balance, April 30, 2001
(unaudited)...............  20,401,536  $  242    7,508,062  $   78  $96,682  $267,403  $  (211)  $(29,332) $334,862
                           ===========  ======  ===========  ======  =======  ========  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
                                                          Six Months Ended
                                                              April 30,
                                                       ---------------------
                                                          2001       2000
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  20,983  $   6,910
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Depreciation....................................     4,018      3,151
      Amortization of goodwill........................     1,627      1,182
      (Gain) on sale and retirement of property
        and assets....................................       (36)      (154)
      Deferred income taxes...........................     1,033        668
      Impairment losses...............................       938        513
      Decrease (increase) in assets:
        Mortgage notes receivable.....................   (10,615)     2,763
        Receivables, prepaids and other assets........   (22,324)   (17,749)
        Inventories...................................    (9,087)   (63,253)
      Increase (decrease) in liabilities:
        State and Federal income taxes................    (3,439)    (5,075)
        Tax effect from exercise of stock options.....       398
        Customers' deposits...........................     4,593      9,512
        Interest and other accrued liabilities........    (4,109)    (1,807)
        Post development completion costs.............       834     (1,256)
        Accounts payable..............................   (10,612)    (2,679)
                                                       ---------- ----------
          Net cash used in operating activities........  (25,798)   (67,274)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......     1,002        256
  Purchase of property, equipment and other fixed
    assets............................................    (2,253)   (10,762)
  Acquisition of homebuilding companies...............   (37,190)      (147)
  Investment in and advances to unconsolidated
    affiliates........................................      (181)
                                                       ---------- ----------
          Net cash used in investing activities.......   (38,622)   (10,653)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   813,780    604,654
  Principal payments on mortgages and notes...........  (756,487)  (535,387)
  Purchase of treasury stock..........................        67     (2,430)
  Proceeds from sale of stock and employee stock plan.     2,239
                                                       ---------- ----------
          Net cash provided by financing activities...    59,599     66,837
                                                       ---------- ----------
Net (Decrease) In Cash and Cash Equivalents...........    (4,821)   (11,090)
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................    43,253     19,365
                                                       ---------- ----------
Cash and Cash Equivalents Balance, End Of Period...... $  38,432  $   8,275
                                                       ========== ==========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	1. The consolidated financial statements, except for the October 31, 2000 consolidated balance sheet have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

	2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended    Six Months Ended
                                   April 30,             April 30,
                              -------------------  -------------------
                                2001       2000       2001      2000
                              --------   --------  --------   --------
                                       (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period......... $31,365    $22,121   $25,694    $21,966
Plus Acquired Entity Interest.                        3,604
Plus Interest Incurred(1)(3)..  12,333      9,291    23,905     17,314
Less Interest Expensed(3).....  13,949      7,780    23,454     15,648
                              --------   --------  --------   --------
Interest Capitalized at
  End of Period (2) (3).....   $29,749    $23,632   $29,749    $23,632
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

	3. Homebuilding accumulated depreciation at April 30, 2001 and October 31, 2000 amounted to $25,460,000 and $22,164,000, respectively. Senior residential rental property accumulated depreciation at April 30, 2001 and October 31, 2000 amounted to $2,435,000 and $2,294,000, respectively.

	4. In accordance with "Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long Lived Assets and For Long Lived Assets to Be Disposed Of", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, from time to time, we will write off certain residential land options including approval, engineering, and capitalized interest costs for land management decided not to purchase. We wrote off such costs in New Jersey, Metro D. C., and California amounting to $174,000 and $764,000 during the three months ended January 31, 2001 and April 30, 2001, respectively. During the three months ended April 30, 2000, we wrote off costs amounting to $513,000 in California. Residential inventory FAS 121 impairment losses and option write offs are reported in the Consolidated Statements of Income as "Homebuilding-Inventory Impairement Loss."

	5. We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. As of April 30, 2001 and October 31, 2000, we are obligated under various performance letters of credit amounting to $4,742,000 and $4,284,000, respectively.

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

	The following unaudited pro forma financial data for the three and six months ended April 30, 2001 and 2000 has been prepared as if the merger with Washington Homes, Inc. on January 23, 2001 had occurred on November 1, 1999. Unaudited pro forma financial data is presented for information purposes only and may not be indicative of the actual amounts of the Company had the events occurred on the dates listed above, nor does it purport to represent future periods (in thousands).

                                       Three Months Ended   Six Months Ended
                                           April 30,           April 30,
                                       --------------------------------------
                                         2001      2000      2001     2000
                                       --------  --------  --------  --------
Revenues...............................$402,966  $361,273  $766,733  $711,725
Expenses............................... 380,399   350,375   732,103   693,149
Income Taxes...........................   8,507     4,351    12,602     6,919
                                       --------  --------  --------  --------
Net Income.............................$ 14,060  $  6,547  $ 22,028  $ 11,657
                                       ========  ========  ========  ========
Diluted Net Income Per Common Share....$   0.48  $   0.23  $   0.76  $   0.41
                                       ========  ========  ========  ========

	8. Restructuring Charges - Restructuring charges are estimated expenses associated with the merger of our operations with those of Washington Homes, Inc. on January 23, 2001. Under our merger plan, administration offices in Maryland, Virginia, and North Carolina will be either closed, relocated, or combined. The merger of administration offices is expected to be completed by July 31, 2001. Expenses were accrued for salaries, severance and outplacement costs for the involuntary termination of associates, costs to close and/or relocate existing administrative offices, and lost rent and leasehold improvements. We estimate that approximately 58 associates will be terminated. We have accrued approximately $1.7 million to cover termination and related costs. Associates being terminated are primarily administrative.
In addition, we accrued approximately $0.8 million to cover closing and/or relocating various administrative offices in these three states. At April 30, 2001 $686,000 has been charged against termination costs relating to the termination of 35 associates and $369,000 has been charged against closing and relocation costs.

	9. Recent Accounting Pronouncements - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addresses the accounting for and disclosure of derivative instruments, including derivative instruments imbedded in other contracts, and hedging activities. The statement requires us to recognize all derivatives on the balance sheet at fair value.
Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change is recognized in earnings. The impact of the adoption of the new statement as of November
1, 2000 did not have a significant impact on our earnings or financial position. The effect of FAS 133 is immaterial to our financial statements.

	We manage our interest rate risk on mortgage loans held for sale and our estimated future commitments to originate and close mortgage loans at fixed prices through the use of best-efforts whole loan delivery commitments. These instruments are classified as derivatives and generally have maturities of three months or less. Accordingly, gains and losses are recognized in current earnings during the period of change.

	10. Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999 and October 2, 2000.

	The Subsidiary Issuer acts as a finance and management entity that as of April 30, 2001 had issued and outstanding approximately $99,747,000 of subordinated notes, $300,000,000 senior notes, and a revolving credit agreement with an outstanding balance of $120,600,000. The subordinated notes, senior notes, and the revolving credit agreement are fully and unconditionally guaranteed by the Parent.

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


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
APRIL 30, 2001
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.......................$      3   $  53,043  $ 923,891  $     8,928  $         $  985,865
Financial Services and CMO.........                            826       81,511                82,337
Income Taxes (Payables)Receivables.    (346)     (5,030)    10,304       (2,028)                2,900
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 335,205     490,706   (764,986)       6,242    (67,167)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$334,862   $ 538,719  $ 170,035   $   94,653  $ (67,167)$1,071,102
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$          $   8,190  $ 138,380   $      390  $         $  146,960
Financial Services and CMO.........                            421       58,431                58,852
Notes Payable......................             530,367         61                            530,428
Stockholders' Equity............... 334,862         162     31,173       35,832    (67,167)   334,862
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$334,862   $ 538,719  $ 170,035   $  94,653  $ (67,167) $1,071,102
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
                                   ========  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2001
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     364  $ 394,465   $    3,016  $  (1,628)  $ 396,217
  Financial Services and CMO.......                        3,217        3,532                  6,749
  Intercompany Charges.............            29,809      2,387                 (32,196)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 22,567                                       (22,567)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  22,567     30,173    400,069        6,548    (56,391)    402,966
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            29,584    376,680        1,135    (31,716)    375,683
  Financial Services and CMO.......                        2,100        2,713        (97)      4,716
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            29,584    378,780        3,848    (31,813)    380,399
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes......... 22,567        589     21,289        2,700    (24,578)     22,567

State and Federal Income Taxes.....  8,507        165      8,811          997     (9,973)      8,507
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ........................$14,060  $     424  $  12,478   $    1,703  $ (14,605)  $  14,060
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
                                   =======  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2001
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries  ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     429  $ 681,587  $    10,532  $  (7,840) $ 684,708
  Financial Services and CMO.......                        5,235        7,052                12,287
  Intercompany Charges.............            60,219        433                 (60,652)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 34,127                                       (34,127)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  34,127     60,648    687,255       17,584   (102,619)   696,995
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            59,497    660,606        2,389    (68,120)   654,372
  Financial Services and CMO.......                        3,388        5,302       (194)     8,496
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            59,497    663,994        7,691    (68,314)   662,868
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes......... 34,127      1,151     23,261        9,893    (34,305)    34,127

State and Federal Income Taxes..... 13,144        517      8,881        3,811    (13,209)    13,144
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ........................$20,983  $     634  $  14,380  $     6,082  $ (21,096) $  20,983
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
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2001
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 20,983  $    634  $  14,380  $     6,082  $ (21,096) $  20,983
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  93,186    70,155   (232,718)       1,500     21,096    (46,781)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 114,169    70,789   (218,338)       7,582               (25,798)

Net Cash (Used In) Provided By
  Investing Activities............... (46,972)  (18,093)    26,544          (99)              (38,620)

Net Cash Provided By (Used In)
  Financing Activities...............      67   120,525    (58,045)      (2,950)               59,597

Intercompany Investing and Financing
  Activities - Net................... (67,198) (198,444)   271,307       (5,665)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash
  and Cash Equivalents...............      66   (25,223)    21,468       (1,132)               (4,821)
Cash and Cash Equivalents Balance,
  Beginning of Period................     (63)   17,629     22,506        3,181                43,253
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$      3  $ (7,594) $  43,974  $     2,049  $          $  38,432
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2000
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$  6,910  $     330  $  15,419  $     2,529  $ (18,278) $  6,910
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities.............  (4,792)    44,407   (142,308)      10,231     18,278   (74,184)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........   2,118     44,737   (126,889)      12,760              (67,274)

Net Cash (Used In) Provided By
  Investing Activities...............    (147)    (9,762)      (742)          (2)             (10,653)

Net Cash (Used In) Provided By
  Financing Activities...............  (2,430)    62,025     10,790       (3,548)              66,837

Intercompany Investing and Financing
  Activities - Net...................     775    (98,287)   105,677       (8,165)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................     316     (1,287)   (11,164)       1,045              (11,090)
Cash and Cash Equivalents Balance,
  Beginning of Period................      46     (5,395)    24,608          106               19,365
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$    362  $  (6,682) $  13,444       1,151   $          $  8,275
                                     ========  ========= ========== ============ ========== ==========



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

	Our uses for cash during the six months ended April 30, 2001 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, and the merger with Washington Homes, Inc. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	In March 2000 the Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. This authorization expired on December 31, 2000. As of April 30, 2001, 3,391,047 shares were repurchased under this program.

	Our bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line of up to $375,000,000 (the "Revolving Credit Facility") through July 2003. Interest is payable monthly and at various rates of either prime plus .25% or Libor plus 1.70%. We believe that we will be able either to extend the Agreement beyond July 2003 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with our covenants under the Agreement. As of April 30, 2001, borrowings under the Agreement were $120,600,000.

	The subordinated indebtedness issued by us and outstanding as of April 30, 2001 was $99,747,000 9 3/4% Subordinated Notes due June 2005. The senior indebtedness issued by us and outstanding as of April 30, 2001 was $150,000,000 (issued at a discount of $146,400,000), 10 1/2 Senior Notes due October 2007 and $150,000,000 9 1/8% Senior Notes due May 2009.

	Our mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of our subsidiaries. As of April 30, 2001, the aggregate principal amount of all such borrowings was $56,543,000.

	Total inventory increased $148,938,000 during the six months ended April 30, 2001. The increase was primarily due to the merger with Washington Homes, Inc. In addition, inventory levels increased in most of our housing markets. Substantially all homes under construction or completed and included in inventory at April 30, 2001 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit and subordinated indebtedness.

	The following table summarizes housing lots included in our total residential real estate:

                               Active   Contracted    Active    Proposed    Grand Total
                     Active    Selling     Not         Lots    Developable     Lots
                  Communities   Lots    Delivered   Available     Lots        Available
                  -----------  -------  ----------  ---------  -----------  -----------
April 30, 2001:

Northeast Region..        24    4,185       1,338      2,847       10,935       13,782
North Carolina....        57    4,731         833      3,898        2,735        6,633
Metro D.C.........        36    3,164       1,019      2,145        4,864        7,009
California........        12    1,723         307      1,416          483        1,899
Texas.............        40    1,779         372      1,407          499        1,906
Mid South.........        19    1,470         156      1,314            -        1,314
Other.............         1       93          20         73        2,374        2,447
                  -----------  -------  ----------  ----------  ----------  -----------
                         189   17,145       4,045     13,100       21,890       34,990
                  ===========  =======  ==========  ==========  ==========  ===========
   Owned..........              8,161       3,340      4,821        4,384        9,205
   Optioned.......              8,984         705      8,279       17,506       25,785
                               -------  ----------  ----------  ----------  -----------
     Total........             17,145       4,045     13,100       21,890       34,990
                               =======  ==========  ==========  ==========  ===========


                               Active   Contracted    Active    Proposed    Grand Total
                     Active    Selling     Not         Lots    Developable     Lots
                  Communities   Lots    Delivered   Available     Lots        Available
                  -----------  -------  ----------  ---------  -----------  -----------
October 31, 2000:

Northeast Region..        28    4,941       1,149      3,792       11,016       14,808
North Carolina....        29    2,331         215      2,116          400        2,516
Metro D.C.........         6      708         215        493        4,875        5,368
California........        12    2,015         151      1,864          576        2,440
Texas.............        44    1,628         282      1,346          752        2,098
Other.............         1      186          84        102        2,374        2,476
                  -----------  -------  ----------  ----------  ----------  -----------
                         120   11,809       2,096      9,713       19,993       29,706
                  ===========  =======  ==========  ==========  ==========  ===========
   Owned..........              6,236       1,963      4,273        3,776        8,049
   Optioned.......              5,573         133      5,440       16,217       21,657
                               -------  ----------  ----------  ----------  -----------
     Total........             11,809       2,096      9,713       19,993       29,706
                               =======  ==========  ==========  ==========  ===========

	The following table summarizes our started or completed unsold homes in active, substantially complete and suspended communities:

                              April 30,               October 31,
                                2001                     2000
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    82       55     137      133       48     181
North Carolina......   218       50     268      102       31     133
Metro D. C..........    86       39     125        6        7      13
California..........    55       22      77      136       32     168
Texas..............    268       13     281      238        8     246
Mid South..........     57       21      78        -        -       -
Other...............    33        -      33       58        -      58
                     ------   ------   -----   ------   ------   -----
  Total                799      200     999      673      126     799
                     ======   ======   =====   ======   ======   =====

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $72,709,000 and $61,549,000 at April 30, 2001 and October 31, 2000, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by us. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. Collateralized Mortgage Financing - Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2000

	Our operations consist primarily of residential housing development and sales in our Northeast Region (comprising of New Jersey, southern New York State and eastern Pennsylvania), North Carolina, Metro D. C. (northern
Virginia and Maryland), southern California, Texas, the Mid South (Tennessee, Alabama, and Mississippi), and Poland. Our Mid South operations are the result of the merger with Washington Homes, Inc. In addition, we provide financial services to our homebuilding customers.


	Important indicators of the future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract (using base sales prices) by market area are set forth below:

                        Sales Contracts for the
                            Six Months Ended       Contract Backlog
                               April 30,            as of April 30,
                        -----------------------  ----------------------
                           2001          2000         2001      2000
                        ---------     ---------  -----------  ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $281,126      $283,166   $  371,745   $358,531
  Homes...............     1,036         1,073        1,338      1,327

North Carolina:
  Dollars.............  $151,134      $ 60,872   $  151,840   $ 47,229
  Homes...............       851           320          833        229

Metro D. C.:
  Dollars.............  $170,966      $ 38,593   $  257,958   $ 39,924
  Homes...............       696           146        1,019        164

California:
  Dollars.............  $154,167      $ 75,953   $  109,315   $ 56,280
  Homes...............       448           244          307        162

Texas:
  Dollars.............  $101,520      $ 86,501   $   82,057   $ 52,618
  Homes...............       495           438          372        259

Mid South:
  Dollars.............  $ 24,105      $      -   $   25,331   $      -
  Homes...............       160             -          156          -

Other:
  Dollars.............  $  1,299      $ 14,878   $    2,640   $ 15,464
  Homes...............        31            92           20        102

Totals:
  Dollars.............  $884,317      $559,963   $1,000,886   $570,046
  Homes...............     3,717         2,313        4,045      2,243


Total Revenues:

	Revenues for the three months ended April 30, 2001 increased $161.1 million or 67%, compared to the same period last year. This was the result of a $158.2 million increase in revenues from the sale of homes and a $3.3 million increase in financial services revenues. This increase was partially offset by a $0.5 million decrease in land sales and other homebuilding revenues.

	Revenues for the six months ended April 30, 2001 increased $198 million or 40%, compared to the same period last year. This was the result of a $191.5 million increase in revenues from the sale of homes, a $2.6 million increase in land sales and other homebuilding revenues, and a $3.9 million increase in financial services revenues.


Homebuilding:

	Revenues from the sale of homes increased $158.2 million or 67% during the three months ended April 30, 2001, and increased $191.5 million or 39% during the six months ended April 30, 2001, compared to the same period last year. Revenues from the sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

	Information on homes delivered by market area is set forth below:

                        Three Months Ended    Six Months Ended
                             April 30,           April 30,
                        -------------------   ------------------
                          2001       2000        2001     2000
                        ---------  --------   --------  --------
                                 (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $126,700  $113,732   $250,326  $240,984
  Homes Delivered......       420       410        847       871

North Carolina:
  Housing Revenues.....  $ 60,457  $ 30,891   $ 92,255  $ 58,261
  Homes Delivered......       355       160        535       298

Metro D.C.:
  Housing Revenues.....  $ 74,263  $ 17,459   $110,954  $ 33,304
  Homes Delivered......       333        66        495       131

California:
  Housing Revenues.....  $ 65,339  $ 30,313   $109,653  $ 55,949
  Homes Delivered......       186       117        292       211

Texas:
  Housing Revenues.....  $ 46,434  $ 37,573   $ 84,244  $ 86,788
  Homes Delivered......       228       181        405       440

Mid South:
  Housing Revenues.....  $ 11,846  $      -   $ 14,923  $      -
  Homes Delivered......        81         -        103         -

Other:
  Housing Revenues.....  $  8,262   $ 5,087   $ 14,351  $  9,887
  Homes Delivered......        49        16         97        40

Totals:
  Housing Revenues.....  $393,301   $235,055  $676,706  $485,173
  Homes Delivered......     1,652        950     2,774     1,991

The increase in the number of homes delivered and related revenues compared to the prior year was primarily due to the merger with Washington Homes, Inc. and an increase in the average home price in California.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended    Six Months Ended
                                    April 30,           April 30,
                              -------------------   -------------------
                                2001       2000       2001       2000
                              --------   --------   --------   --------
                                        (Dollars in Thousands)

Sale of Homes................ $393,301   $235,055   $676,706   $485,173
Cost of Sales................  313,860    187,102    537,535    391,812
                              --------   --------   --------   --------
Housing Gross Margin......... $ 79,441   $ 47,953   $139,171   $ 93,361
                              ========   ========   ========   ========

Gross Margin Percentage......   20.2%       20.4%      20.6%      19.2%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Six Months Ended
                                   April 30,            April 30,
                              -------------------   --------   --------
                                2001       2000        2001       2000
                              --------   --------   --------   --------
Sale of Homes................   100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....    71.6%      71.2%      71.3%      72.3%
      Commissions............     2.5%       2.3%       2.3%       2.3%
      Financing concessions..     0.8%       0.9%       0.8%       0.9%
      Overheads..............     4.9%       5.2%       5.0%       5.3%
                              --------   --------   --------   --------
Total Cost of Sales..........    79.8%      79.6%      79.4%      80.8%
                              --------   --------   --------   --------
Gross Margin.................    20.2%      20.4%      20.6%      19.2%
                              ========   ========   ========   ========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to our other markets. For the three months ended April 30, 2001 our gross margin percentage slightly decreased 0.2% compared to the same period last year. This decrease is due to increased activity in Metro D. C., North Carolina, and added markets in the Mid South that report lower margins. The increased activity in these areas is the result of the merger with Washington Homes, Inc. For the six months ended April 30, 2001 our gross margin percentage increased 1.4% compared to the same period last year. This can be attributable to improved gross margins in the Northeast Region and Texas The improvements are primarily attributed to increased sales prices and tighter cost controls.

	Selling, general, and administrative expenses as a percentage of total homebuilding revenues decreased to 8.8% for the three months ended April 30, 2001 from 10.8% for the prior year's three months and decreased to 9.2% for the six months ended April 30, 2001 from 10.3% for the prior year's six months. Such expenses increased during the three and six months ended April 30, 2001 $9.1 million and $12.4 million, respectively, compared to the same periods last year. The dollar increase in selling, general, and administrative is due to increased advertising and selling costs in California due to the addition of five new communities, increases in administrative costs in our Northeast Region and Texas due to increased bonus accruals, and the addition of Washington Homes, Inc.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended    Six Months Ended
                                       April 30,            April 30,
                                   ------------------   -------------------
                                     2001      2000        2001      2000
                                   --------  --------   --------   --------

Land and Lot Sales................ $ 1,072   $   882    $ 4,238    $ 1,816
Cost of Sales.....................     928       809      3,829      1,602
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...     144        73        409        214
Interest Expense..................      56        48        289        239
                                   --------  --------   --------   --------
Land and Lot Sales Profit (Loss)
  Before Tax...................... $    88   $    25    $   120    $   (25)
                                   ========  ========   ========   ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three and six months ended April 30, 2001 financial services provided a $2.0 million and $3.8 million profit before income taxes compared to a loss of $0.8 million and $1.2 million for the same periods in 2000. These increases are primarily due to a change in management, reduced costs, and increased mortgage loan amounts. In addition to our wholly-owned mortgage facillity, customers obtained mortgages from our mortgage joint ventures in our Texas and Washington Homes divisions.


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



Corporate General and Administrative

	Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses decreased to 2.3% for the three months ended
April 30, 2001 from 3.1% for the prior year's three months and decreased to 2.8% for the six months ended April 30, 2001 from 2.9% for the prior year's six months. Corporate general and administrative expenses increased $1.9 million and $4.9 million during the three and six months ended April 30, 2001 compared to the same periods last year. Increases in corporate general and administrative expenses are primarily attributed to less process redesign costs associated with SAP capitalized during the three and six months ended April 30, 2001 compared to the same period last year, increased depreciation resulting from capitalized process redesign costs in prior years, and increased bonus accruals based upon increased return on equity and increased staff levels in order to serve a much larger company resulting from the merger with Washington Homes, Inc. Process redesign costs are capitalized in accordance with SOP 98-1 "Accounting For the Cost of Computer Software Development For or Obtained for Internal Use".


Interest

	Interest expense includes housing and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended    Six Months Ended
                                 April 30,           April 30,
                            ------------------   -------------------
                              2001      2000       2001       2000
                            --------  --------   --------   --------

Sale of Homes.............. $ 13,893  $  7,732   $ 23,165   $ 15,409
Land and Lot Sales.........       56        48        289        239
                            --------  --------   --------   --------
Total...................... $ 13,949  $  7,780   $ 23,454   $ 15,648
                            ========  ========   ========   ========


	Housing interest as a percentage of sale of homes revenues slightly increased to 3.5% and 3.4% for the three and six months ended April 30, 2001, respectively, compared to 3.3% and 3.2% for the three and six months ended April 30, 2000, respectively.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, amortization of senior and subordinated note issuance expenses, amortization of goodwill from homebuilding company acquisitions, earnout payments from homebuilding company acquisitions and corporate owned life insurance loan interest.



Restructuring Charges

	Restructuring charges are estimated expenses associated with the integration of our operations with those of Washington Homes, Inc. These expenses are salaries, severance and outplacement costs for the termination of associates, and costs to close and relocate existing administrative offices, and lost rent and leasehold improvements. At April 30, 2001, $686,000 has been charged against the $1.7 million accrual for termination and related costs while $369,000 has been charged against the $0.8 million accrual established for closing and relocation costs.


Total Taxes

	Total taxes as a percentage of income before taxes amounted to approximately 38.5% and 32.4% for the six months ended April 30, 2001 and 2000, respectively. The increase in this percentage from 2000 to 2001 is primarily attributed to an increase in the effective federal income tax rate. The increased effective rate is due primarily to higher amounts of expenses in 2001 not deductible for federal taxes and a reduced effect of our senior rental tax credits. Although the credits are the same in 2001 and 2000, they reduce our effective tax rate less when pretax profits are higher. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


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


Merger With Washington Homes, Inc.

	On January 23, 2001 we merged with Washington Homes, Inc. for a total purchase price of $87.4 million, of which $38.5 was paid in cash and 6,352,900 shares of our Class A common stock were issued. The addition of Washington Homes operations for slightly more than three full quarters is expected to increase revenues more than 40% in fiscal 2001 from fiscal 2000.


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


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)


DATE:  June 13, 2001                 /S/J. LARRY SORSBY
                                     J. Larry Sorsby,
                                     Executive Vice President and
                                     Chief Financial Officer


DATE:  June 13, 2001                 /S/PAUL W. BUCHANAN
                                     Paul W. Buchanan,
                                     Senior Vice President
                                     Corporate Controller