Form 10-Q
period 2001-07-31
HOVNANIAN ENTERPRISES INC
filed 2001-09-14
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JULY 31, 2001 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 20,239,324 Class A Common Shares and 7,483,926 Class B Common Shares were outstanding as of September 7, 2001

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at July 31,
                2001 (unaudited) and October 31, 2000              3

              Consolidated Statements of Income for the three
                and nine months ended July 31, 2001 and 2000
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the nine months ended July 31, 2001
                (unaudited)                                        6

              Consolidated Statements of Cash Flows
                for the nine months ended July 31, 2001
                and 2000 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                     17

PART II.  Other Information

     Item 6(a).  Exhibit 10(a) - $440,000,000 Revolving Credit
                 Agreement

     Item 6(c). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        27

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     July  31,    October 31,
          ASSETS                                       2001           2000
                                                   -----------    -----------
                                                   (unaudited)
Homebuilding:
  Cash and cash equivalents....................... $   52,655     $   40,131
                                                   -----------    -----------
  Inventories - At the lower of cost or fair
     value:
    Sold and unsold homes and lots under
     development..................................    633,772        525,116
    Land and land options held for future
      development or sale.........................    147,132         89,867
                                                   -----------    -----------
      Total Inventories...........................    780,904        614,983
                                                   -----------    -----------

  Receivables, deposits, and notes................     43,350         36,190
                                                   -----------    -----------

  Property, plant, and equipment - net............     32,692         35,594
                                                   -----------    -----------

  Senior residential rental properties - net.......     9,986         10,276
                                                   -----------    -----------

  Prepaid expenses and other assets...............     82,714         64,897
                                                   -----------    -----------
      Total Homebuilding..........................  1,002,301        802,071
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      8,657          3,122
  Mortgage loans held for sale....................    106,656         61,860
  Other assets....................................      3,027          2,145
                                                   -----------    -----------
      Total Financial Services....................    118,340         67,127
                                                   -----------    -----------

Collateralized Mortgage Financing:
  Collateral for bonds payable....................      3,530          4,145
  Other assets....................................        201            198
                                                   -----------    -----------
      Total Collateralized Mortgage Financing.....      3,731          4,343
                                                   -----------    -----------
Total Assets...................................... $1,124,372     $  873,541
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                       July 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2001         2000
                                                     -----------  -----------
                                                     (unaudited)
Homebuilding:
  Nonrecourse land mortgages........................ $   11,111   $   18,166
  Accounts payable and other liabilities............    122,163       82,205
  Customers' deposits...............................     41,833       31,475
  Nonrecourse mortgages secured by operating
    properties......................................      3,424        3,554
                                                     -----------  -----------
      Total Homebuilding............................    178,531      135,400
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      2,820        2,078
  Mortgage warehouse line of credit.................     97,946       56,486
                                                     -----------  -----------
      Total Financial Services......................    100,766       58,564
                                                     -----------  -----------
Collateralized Mortgage Financing:
  Bonds collateralized by mortgages receivable......      2,548        3,007
                                                     -----------  -----------
      Total Collateralized Mortgage Financing.......      2,548        3,007
                                                     -----------  -----------
Notes Payable:
  Revolving credit agreement........................     78,925
  Senior Notes......................................    296,701      296,430
  Subordinated notes................................     99,747      100,000
  Accrued interest..................................     11,210       12,709
                                                     -----------  -----------
      Total Notes Payable...........................    486,583      409,139
                                                     -----------  -----------
Income Taxes Payable................................        877        4,072
                                                     -----------  -----------
      Total Liabilities.............................    769,305      610,182
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 24,332,696 shares
    (including 3,904,521 shares in July 2001 and
    3,736,921 in October 2000 held in Treasury).....        243          173
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 7,831,649 shares
    (including 345,874 shares in July 2001 and
    October 2000 held in Treasury)..................         78           79
  Paid in Capital...................................     98,164       46,086
  Retained Earnings.................................    288,415      246,420
  Deferred Compensation.............................       (167)
  Treasury Stock - at cost..........................    (31,666)     (29,399)
                                                     -----------  -----------
      Total Stockholders' Equity....................    355,067      263,359
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity.......... $1,124,372   $  873,541
                                                     ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(unaudited)
                                         Three Months Ended    Nine Months Ended
                                              July 31,             July 31,
                                         ------------------- ---------------------
                                            2001      2000      2001       2000
                                         --------- --------- ---------- ----------
Revenues:
  Homebuilding:
    Sale of homes......................  $497,291  $278,004  $1,173,997  $763,177
    Land sales and other revenues......     3,159     2,208      11,161     7,651
                                         --------- --------- ---------- ----------
      Total Homebuilding...............   500,450   280,212   1,185,158   770,828
  Financial Services...................     9,395     4,664      21,514    12,859
  Collateralized Mortgage Financing....        87       106         255       332
                                         --------- --------- ---------- ----------
      Total Revenues...................   509,932   284,982   1,206,927   784,019
                                         --------- --------- ---------- ----------
Expenses:
  Homebuilding:
    Cost of sales......................   399,283   220,967     940,647   614,574
    Selling, general and administrative    38,808    25,803     101,908    76,495
    Inventory impairment loss..........       412     1,003       1,350     1,517
                                         --------- --------- ---------- ----------
      Total Homebuilding...............   438,503   247,773   1,043,905   692,586
                                         --------- --------- ---------- ----------
  Financial Services...................     5,957     4,555      14,319    13,999

  Collateralized Mortgage Financing....        93        92         227       283

  Corporate General and Administrative.    10,647    10,000      29,926    24,361

  Interest.............................    13,485     8,802      36,939    24,256

  Other Operations.....................     5,462     1,502       9,219     6,048

  Restructuring Charges................       500                 2,980
                                         --------- --------- ---------- ----------
      Total Expenses...................   474,647   272,724   1,137,515   761,533
                                         --------- --------- ---------- ----------
Income Before Income Taxes.............    35,285    12,258      69,412    22,486
                                         --------- --------- ---------- ----------
State and Federal Income Taxes:
  State................................     2,246       (36)      3,673       423
  Federal..............................    12,027     4,203      23,744     7,062
                                         --------- --------- ---------- ----------
    Total Taxes........................    14,273     4,167      27,417     7,485
                                         --------- --------- ---------- ----------
Net Income.............................  $ 21,012  $  8,091  $   41,995 $  15,001
                                         ========= ========= ========== ==========
Per Share Data:
Basic:
  Income Per Common Share..............  $   0.74  $   0.37  $     1.60 $    0.68
  Weighted average number of common
    shares outstanding.................    28,375    21,904      26,312    22,089
  Assuming dilution:
    Income per common share............  $   0.71  $   0.37  $     1.54 $    0.68
  Weighted average number of common
    shares outstanding..................   29,623    21,949      27,309    22,158


See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Deferred  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Comp    Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------  --------
Balance, October 31, 2000.  13,572,448  $  173    7,633,029  $   79  $46,086  $246,420  $         $(29,399) $263,359
Acquisitions..............   6,352,900      64                        48,868                                  48,932

Sale of common stock under
  Employee stock option plan   471,023       4                         2,731                                   2,735
Stock bonus plan..........      52,150       1                           479                                     480
Conversion of Class B to
  Class A Common Stock....     147,254       1     (147,254)     (1)

Deferred compensation.....                                                                  (167)               (167)

Treasury stock purchases..    (167,600)                                                             (2,267)   (2,267)

Net Income................                                                      41,995                        41,995
                           -----------  ------  -----------  ------  -------  --------  --------  --------  --------
Balance, July 31, 2001....  20,428,175  $  243    7,485,775  $   78  $98,164  $288,415  $   (167) $(31,666) $355,067
(Unaudited)                ===========  ======  ===========  ======  =======  ========  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                                         Nine Months Ended
                                                              July 31,
                                                       ---------------------
                                                          2001       2000
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  41,995  $  15,001
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Depreciation....................................     5,901      4,933
      Amortization of goodwill........................     2,731      1,824
      (Gain) on sale and retirement of property
        and assets....................................      (248)      (231)
      Deferred income taxes...........................      (597)       919
      Impairment losses...............................     1,350      1,517
      Decrease (increase) in assets:
        Mortgage notes receivable.....................   (44,163)   (11,227)
        Receivables, prepaids and other assets........    (7,602)   (18,546)
        Inventories...................................   (26,482)   (90,713)
      Increase (decrease) in liabilities:
        State and Federal income taxes................     2,932     (3,471)
        Tax effect from exercise of stock options.....      (566)
        Customers' deposits...........................     7,462     11,902
        Interest and other accrued liabilities........     2,915     (7,272)
        Post development completion costs.............     4,440     (1,028)
        Accounts payable..............................     7,639      3,191
                                                       ---------- ----------
          Net cash (used in) operating activities.....    (2,293)   (93,201)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net Proceeds from sale of property and assets.......     3,127      1,019
  Purchase of property,equipment and other fixed
    assets............................................    (3,439)   (13,238)
  Acquisition of homebuilding companies...............   (37,741)      (488)
  Investment in and advances to unconsolidated
    affiliates........................................      (462)
                                                       ---------- ----------
          Net cash (used in) investing activities.....   (38,515)   (12,707)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes................... 1,153,357    988,015
  Principal payments on mortgages and notes...........(1,095,433)  (876,122)
  Purchase of treasury stock..........................    (2,267)    (5,036)
  Proceeds from sale of stock and employee stock plan.     3,210        494
                                                       ---------- ----------
          Net cash provided by financing activities...    58,867    107,351
                                                       ---------- ----------
Net Increase In Cash and Cash Equivalents.............    18,059      1,443
Cash and Cash Equivalents Balance,
  Beginning Of Period.................................    43,253     19,365
                                                       ---------- ----------
Cash and Cash Equivalents Balance, End Of Period...... $  61,312  $  20,808
                                                       ========== ==========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	1. The consolidated financial statements, except for the October 31, 2000 consolidated balance sheet, have been prepared without audit. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year.

	2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended     Nine Months Ended
                                   July 31,              July 31,
                              -------------------   -------------------
                                2001       2000       2001       2000
                              --------   --------   --------   --------
                                        (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period.........$ 29,749   $ 23,632   $ 25,694   $ 21,966
Plus Acquired Entity Interest.                         3,604
Plus Interest Incurred(1)(3)..  11,903     10,779     35,808     28,093
Less Interest Expensed(3).....  13,485      8,802     36,939     24,256
Less Impairment Write-off.....                                      194
                              --------   --------   --------   --------
Interest Capitalized at
  End of Period (2) (3)...... $ 28,167   $ 25,609   $ 28,167   $ 25,609
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

3. Homebuilding accumulated depreciation at July 31, 2001 and October 31, 2000 amounted to $19,698,000 and $22,164,000, respectively. Rental property accumulated depreciation at July 31, 2001 and October 31, 2000 amounted to $2,589,000 and $2,294,000, respectively.

4. In accordance with "Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long Lived Assets and For Long Lived Assets to Be Disposed of", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. During the three months ended
July 31, 2001 we recorded a $131,000 impairment loss on land in North Carolina. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. During the three and nine months ended July 31, 2001 we wrote off costs in New Jersey, North Carolina, Metro D. C., and California amounting to $281,000 and $1,219,000, respectively. Costs in the amount of $1,003,000 and $1,517,000 were written off during the three and nine months ended July 31, 2000, respectively, in New
Jersey, North Carolina, and California. Residential inventory FAS 121 impairment losses and option write offs are reported in the Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

	5. We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. As of July 31, 2001 and October 31, 2000, respectively, we are obligated under various performance letters of credit amounting to $8,845,000 and $4,284,000.

	6. Our credit facility was extended on August 28, 2001. Pursuant to the Extension, our credit line increased to $440,000,000 and was extended through August 2002. Interest is payable monthly and at various rates of either the prime rate plus .40% or Libor plus 1.85%.

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

The following unaudited pro forma financial data for the three and nine months ended July 31, 2001 and 2000 has been prepared as if the merger with Washington Homes, Inc. on January 23, 2001 had occurred on November 1, 1999. Unaudited pro forma financial data is presented for information purposes only and may not be indicative of the actual amounts of the Company had the events occurred on the dates listed above, nor does it purport to represent future periods (in thousands).

                              Three Months Ended      Nine Months Ended
                                     July 31,              July 31,
                              -------------------------------------------
                                 2001        2000        2001     2000
                              ---------- ---------- ---------- ----------
Revenues......................$  509,932 $  450,515 $1,276,665 $1,162,240
Expenses......................   474,647    429,495  1,206,750  1,122,644
Income Taxes..................    14,273      7,730     26,875     14,649
                              ---------- ---------- ---------- ----------
Net Income....................$   21,012 $   13,290 $   43,040 $   24,947
                              ========== ========== ========== ==========
Diluted Net Income Per
  Common Share................$     0.71 $     0.47 $     1.47 $     0.87
                              ========== ========== ========== ==========

8. Restructuring Charges - Restructuring charges are estimated expenses associated with the merger of our operations with those of Washington Homes, Inc. on January 23, 2001. Under our merger plan, administration offices in Maryland, Virginia, and North Carolina will be either closed, relocated, or combined. The merger of administration offices was completed by July 31, 2001. Expenses were accrued for salaries, severance and outplacement costs for the involuntary termination of associates, costs to close and/or relocate existing administrative offices, and lost rent and leasehold improvements. We estimate that approximately 58 associates will be terminated. We have accrued approximately $1.9 million to cover termination and related costs. Associates being terminated are primarily administrative. In addition, we accrued approximately
$1.1 million to cover closing and/or relocating various administrative offices in these three states. At July 31, 2001, $0.5 million of the $1.1 million was accrued because the subleasing of excess office space was estimated to take an additional six months. At
July 31, 2001 $1.2 million has been charged against termination costs relating to the termination of 52 associates and $0.3 million has been charged against closing and relocation costs.

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

	In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

	SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted.
SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

	SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization of goodwill included in other expenses will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 no later than November 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

10. Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999, and October 2, 2000..

The Subsidiary Issuer acts as a finance and management entity that as of July 31, 2001 had issued and outstanding approximately $99,747,000 of subordinated notes, $300,000,000 senior notes and a revolving credit agreement with an outstanding balance of $78,925,000. The subordinated notes, senior notes, and the revolving credit agreement are fully and unconditionally guaranteed by the Parent.

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


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
JULY 31, 2001
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding...................... $     10  $  52,980  $ 940,159  $     9,152  $          $1,002,301
Financial Services and CMO........                            806      121,265                122,071
Income Taxes (Payables)Receivables      377     (5,311)     6,909       (1,975)
Investments in and amounts due to
  and from consolidated
  subsidiaries....................  354,680    450,572   (727,939)       1,632    (78,945)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets...................... $355,067  $ 498,241  $ 219,935  $   130,074  $ (78,945) $1,124,372
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding...................... $         $  11,205  $ 166,914  $       412  $          $  178,531
Financial Services and CMO........                            459      102,855                103,314
Notes Payable.....................             486,397        186                             486,583
Income Taxes Payable..............                            877                                 877
Stockholders' Equity..............  355,067        639     51,499       26,807    (78,945)    355,067
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity.......................... $355,067  $ 498,241  $ 219,935  $   130,074  $ (78,945) $1,124,372
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
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2001
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      17  $ 499,539  $     9,837  $  (8,943) $ 500,450
  Financial Services and CMO.......                        4,175        5,307                 9,482
  Intercompany Charges.............            31,456      2,665                 (34,121)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 35,285                                       (35,285)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ $35,285  $  31,473  $ 506,379  $    15,144  $ (78,349) $ 509,932
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            30,857    476,703        1,033    (39,996)   468,597
  Financial Services and CMO.......                        2,574        4,280       (804)     6,050
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            30,857    479,277        5,313    (40,800)   474,647
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 35,285        616     27,102        9,831    (37,549)    35,285

State and Federal Income Taxes..... 14,273        257     11,139        3,699    (15,095)    14,273
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ....................... $21,012  $    359   $  15,963  $     6,132  $ (22,454) $  21,012
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2000
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     129  $ 279,175  $     7,045  $  (6,137) $ 280,212
  Financial Services and CMO.......                        1,667        3,103                 4,770
  Intercompany Charges.............            28,607       (716)                (27,891)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 12,258                                       (12,258)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ $12,258  $  28,736  $ 280,126  $    10,148  $ (46,286) $ 284,982
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            28,293    264,886          191    (25,293)   268,077
  Financial Services and CMO.......                        1,233        3,482        (68)     4,647
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            28,293    266,119        3,673    (25,361)   272,724
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 12,258        443     14,007        6,475    (20,925)    12,258

State and Federal Income Taxes.....  4,167        277      4,626        2,298     (7,201)     4,167
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ....................... $ 8,091  $    166   $   9,381  $     4,177  $ (13,724) $   8,091
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2001
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     446  $1,181,126 $    20,369  $ (16,783) $1,185,158
  Financial Services and CMO.......                         9,410      12,359                 21,769
  Intercompany Charges.............            91,675       3,098                (94,773)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 69,412                                       (69,412)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ $69,412  $  92,121  $1,193,634 $    32,728  $(180,968) $1,206,927
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            90,354   1,137,309       3,422   (108,116)  1,122,969
  Financial Services and CMO.......                         5,962       9,582       (998)     14,546
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            90,354   1,143,271      13,004   (109,114)  1,137,515
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 69,412      1,767      50,363      19,724    (71,854)     69,412

State and Federal Income Taxes..... 27,417        774      20,020       7,510    (28,304)     27,417
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$41,995  $     993  $   30,343  $   12,214  $ (43,550) $   41,995
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
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2001
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 41,995  $    993  $  30,343  $    12,214  $ (43,550) $  41,995
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  95,870    88,304   (224,079)     (47,933)    43,550    (44,288)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash (Used In) Provided By
      Operating Activities........... 137,865    89,297   (193,736)     (35,719)               (2,293)

Net Cash (Used In)
  Investing Activities............... (48,453)   (2,657)    11,697          898               (38,515)

Net Cash Provided By(Used In)
  Financing Activities...............  (1,667)   78,943    (59,409)      41,000                58,867

Intercompany Investing and Financing
  Activities - Net................... (87,672) (190,125)   278,852       (1,055)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................      73   (24,542)    37,404        5,124                18,059
Cash and Cash Equivalents Balance,
  Beginning of Period................     (63)   17,629     22,506        3,181                43,253
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     10  $ (6,913) $  59,910  $     8,305  $          $  61,312
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
                                     ========  ========= ========== ============ ========== ==========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

	Our uses for cash during the nine months ended July 31, 2001 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, and the merger with Washington
 Homes, Inc. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	In July 2001 the Board of Directors authorized a revision to our stock repurchase program to purchase up to 2 million shares of Class A
Common Stock. This authorization expires on July 2003. As of July 31, 2001, 167,600 shares have been repurchased under this program.

	Our bank borrowings are made pursuant to a revolving credit agreement(the "Agreement") that provides a revolving credit line of up to $440,000,000(the "Revolving Credit Facility") through August 2002. Interest is payable monthly and at various rates of either prime plus .40% or Libor plus 1.85%. We believe that we will be able either to extend the Agreement beyond August 2002 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with our covenants under the Agreement. As of July 31, 2001, borrowings under the agreement were $78,925,000.

	The subordinated indebtedness issued by us and outstanding as of July 31, 2001 was $99,747,000 9 3/4% Subordinated Notes due June 2005. The senior indebtedness issued by us and outstanding as of July 31, 2001 was $150,000,000 (issued at a discounted amount of $146,400,000), 10 1/2
Senior Notes due October 2007, and $150,000,000 9 1/8% Senior Notes due
May 2009.

	Our mortgage banking subsidiary borrows under a bank warehousing arrangement. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of our subsidiaries. As of July 31, 2001, the aggregate principal amount of all such borrowings was $100,494,000.

	Total inventory increased $165,900,000 during the nine months ended July 31, 2001. The increase was primarily due to the merger with Washington Homes, Inc. In addition, inventory increased in most of our housing markets. Substantially all homes under construction or completed and included in inventory at July 31, 2001 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our revolving credit facility and subordinated indebtedness.


	The following table summarizes housing lots in our active selling communities under development (including Poland):
                               Active   Contracted    Active    Proposed    Grand Total
                     Active    Selling     Not         Lots    Developable     Lots
                  Communities   Lots    Delivered   Available     Lots        Available
                  -----------  -------  ----------  ---------  -----------  -----------
July 31, 2001:

Northeast Region..        25    3,864       1,286      2,578       12,531       15,109
North Carolina....        55    4,205         669      3,536        2,192        5,728
Metro D.C.........        33    2,818         866      1,952        5,003        6,955
California........        11    1,502         349      1,153          584        1,737
Texas.............        40    1,891         372      1,519          299        1,818
Mid South.........        18    1,343         112      1,231           --        1,231
Other.............         1       72          18         54        2,374        2,428
                  -----------  -------  ----------  ----------  ----------  -----------
                         183   15,695       3,672     12,023       22,983       35,006
                  ===========  =======  ==========  ==========  ==========  ===========
   Owned..........              7,428       3,099      4,329        4,451        8,780
   Optioned.......              8,267         573      7,694       18,532       26,226
                               -------  ----------  ----------  ----------  -----------
     Total........             15,695       3,672     12,023       22,983       35,006
                               =======  ==========  ==========  ==========  ===========

                               Active   Contracted    Active    Proposed    Grand Total
                     Active    Selling     Not         Lots    Developable     Lots
                  Communities   Lots    Delivered   Available     Lots        Available
                  -----------  -------  ----------  ---------  -----------  -----------
October 31, 2000:

Northeast Region..        28    4,941       1,149      3,792       11,016       14,808
North Carolina....        29    2,331         215      2,116          400        2,516
Metro D.C.........         6      708         215        493        4,875        5,368
California........        12    2,015         151      1,864          576        2,440
Texas.............        44    1,628         282      1,346          752        2,098
Other.............         1      186          84        102        2,374        2,476
                  -----------  -------  ----------  ----------  ----------  -----------
                         120   11,809       2,096      9,713       19,993       29,706
                  ===========  =======  ==========  ==========  ==========  ===========
   Owned..........              6,236       1,963      4,273        3,776        8,049
   Optioned.......              5,573         133      5,440       16,217       21,657
                               -------  ----------  ----------  ----------  -----------
     Total........             11,809       2,096      9,713       19,993       29,706
                               =======  ==========  ==========  ==========  ===========

	The following table summarizes our started or completed unsold homes in active, substantially complete and suspended communities:

                              July 31,               October 31,
                                2001                     2000
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    74       46     120      133       48     181
North Carolina......   216       40     256      102       31     133
Metro D.C...........    50       30      80        6        7      13
California..........    54       18      72      136       32     168
Texas...............   234       16     250      238        8     246
Mid South...........    53       18      71       --       --      --
Other...............    14       --      14       58       --      58
                     ------   ------   -----   ------   ------   -----
  Total                695      168     863      673      126     799
                     ======   ======   =====   ======   ======   =====

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $106,450,000 and $61,549,000 at July 31, 2001 and October 31, 2000, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by us. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. Collateral Mortgage Financing - Collateral for bonds payable consist of collateralized mortgages receivable which are pledged against non-recourse collateralized mortgage obligations.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2000

	Our operations consist primarily of residential housing development and sales in our Northeast Region (comprising New Jersey, southern
New York State and eastern Pennsylvania), North Carolina, Metro D. C.
 (northern Virginia and Maryland), southern California, Texas, and the Mid South (Tennessee, Alabama, and Mississippi). Our Mid South operations are the result of the merger with Washington Homes, Inc.
In addition, we provide financial services to our homebuilding customers.


	Important indicators of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                           Nine Months Ended         Contract Backlog
                                July 31,             as of July 31,
                      -------------------------    ---------------------
                          2001           2000         2001       2000
                      -----------     ---------    ---------   ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............$  400,199      $398,815     $354,132    $357,359
  Homes...............     1,483         1,506        1,286       1,308

North Carolina:
  Dollars.............$  211,007      $ 93,210     $125,823    $ 46,276
  Homes...............     1,174           501          669         243

Metro D.C.:
  Dollars.............$  248,219      $ 62,052     $224,171    $ 50,107
  Homes...............       984           241          866         205

California:
  Dollars.............$  220,961      $117,303     $118,981    $ 52,640
  Homes...............       658          369           349        123

Texas:
  Dollars.............$  165,160      $141,209     $ 85,693    $ 61,272
  Homes...............       781           693          372         286

Mid South:
  Dollars.............$   36,499            --     $ 18,725          --
  Homes...............       239            --          112          --

Other:
  Dollars.............$    1,578      $ 19,290     $  1,009    $ 16,354
  Homes...............        46           116           18         105

Totals:
  Dollars.............$1,283,623      $831,879     $928,534    $584,008
  Homes...............     5,365         3,426        3,672       2,270


Total Revenues:

	Revenues for the three months ended July 31, 2001 increased $225.0 million or 79.0%, compared to the same period last year. This was the result of a $219.3 million increase in revenues from the sale of homes, a $1.0 million increase in land sales and other homebuilding revenues and a $4.7 million increase in financial services revenues.

	Revenues for the nine months ended July 31, 2001 increased $422.9 million or 53.9%, compared to the same period last year. This was the result of a $410.8 million increase in revenues from the sale of homes, a $3.5 million increase in land sales and other homebuilding revenues, and a $8.7 million increase in financial services revenues. These increases were partially offset by a $0.1 million decrease in collateralized mortgage financing.


Homebuilding:

	Revenues from the sale of homes increased $219.3 million or 79.0% during the three months ended July 31, 2001, and increased $410.8 million or 53.8% during the nine months ended July 31, 2001 compared to the same periods last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

	Information on homes delivered by market area is set forth below:

                        Three Months Ended    Nine Months Ended
                             July 31,              July 31,
                        ------------------- ---------------------
                          2001       2000      2001        2000
                        ---------  -------- ----------   --------
                                  (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $156,366  $131,668 $  406,692   $372,652
  Homes Delivered......       499       452      1,346      1,323

North Carolina:
  Housing Revenues.....  $ 85,887  $ 33,319 $  178,142   $ 91,580
  Homes Delivered......       487       167      1,022        465

Metro D. C.:
  Housing Revenues.....  $109,535  $ 13,901 $  221,343   $ 47,205
  Homes Delivered......       439        54        938        185

California:
  Housing Revenues.....  $ 61,830  $ 48,055 $  171,483   $104,004
  Homes Delivered......       168       164        460        375

Texas:
  Housing Revenues.....  $ 62,360  $ 47,318 $  146,604   $134,106
  Homes Delivered......       286       228        691        668

Mid South:
  Housing Revenues.....  $ 18,774        -- $   33,697         --
  Homes Delivered......       123        --        226         --

Other:
  Housing Revenues.....  $  2,539  $  3,743 $   16,036   $ 13,630
  Homes Delivered......        19        21        112         61

Totals:
  Housing Revenues.....  $497,291  $278,004  $1,173,997  $763,177
  Homes Delivered......     2,021     1,086       4,795     3,077

	The increase in housing revenues compared to the prior year was primarily due to the merger with Washington Homes, Inc., an increase in average sales prices in the Northeast Region, California, and Texas and increased home sales in all major markets. Continued strong housing demandin our major markets enabled us to increase home prices and home sales.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended     Nine Months Ended
                                    July 31,             July 31,
                              -------------------  --------------------
                                2001       2000       2001       2000
                              --------   --------  ----------  --------
                                        (Dollars in Thousands)

Sale of Homes................ $497,291   $278,004  $1,173,997  $763,177
Cost of Sales................  398,304    220,000     935,839   612,006
                              --------   --------  ----------  --------
Housing Gross Margin......... $ 98,987   $ 58,004  $  238,158  $151,171
                              ========   ========  ========== =========

Gross Margin Percentage......    19.9%      20.9%      20.3%      19.8%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Nine Months Ended
                                    July 31,              July 31,
                              -------------------   -------------------
                                2001       2000       2001       2000
                              --------   --------   --------   --------
Sale of Homes................  100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....   72.4       71.2       71.8       71.9
      Commissions............    2.3        2.2        2.3        2.3
      Financing concessions..    1.1        0.8        0.9        0.9
      Overheads..............    4.3        4.9        4.7        5.1
                              --------   --------   --------   --------
Total Cost of Sales..........   80.1       79.1       79.7       80.2
                              --------   --------   --------   --------
Gross Margin.................   19.9%      20.9%      20.3%      19.8%
                              ========   ========   ========   ========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and on home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. In addition, gross margin percentages are higher in the Northeast Region compared to our other markets. For the three months ended July 31, 2001 our gross margin percentage decreased 1.0% compared to the same period last year. This decrease is due to increased activity in Metro D. C., North Carolina, and added markets in the Mid South that report lower margins. The increased activity in these areas is the result of the merger with Washington Homes, Inc.
For the nine months ended July 31, 2001 our gross margin percentage increased 0.5% compared to the same period last year. This can be attributable to improved gross margins in the Northeast Region, Texas, and North Carolina. The improvements are primarily attributed to increased sales prices and tighter cost controls.

	Selling, general, and administrative costs as a percentage of total homebuilding revenues decreased to 7.8% for the three months ended July 31, 2001 from 9.2% for the prior year's three months, and decreased to 8.6% for the nine months ended July 31, 2001 from 9.9% for the prior year's nine months. Such expenses increased during the three and nine months ended July 31, 2001 by $13.0 million and $25.4 million, repsectively, compared to the same periods last year. The dollar increase in selling, general, and administrataive is due to increased advertising and selling costs in California due to the addition of five new communities, increases in administrataive costs in our Northeast Region and Texas due to increased bonus accruals, and the addition of Washington Homes, Inc.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended   Nine Months Ended
                                       July 31,              July 31,
                                   ------------------   -------------------
                                     2001      2000       2001       2000
                                   --------  --------   --------   --------

Land and Lot Sales................ $  1,160  $  1,328   $  5,398    $ 3,144
Cost of Sales.....................      979       966      4,808      2,568
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...      181       362        590        576
Interest Expense..................       58       111        347        350
                                   --------  --------   --------   --------
Land and Lot Sales Profit
  Before Tax...................... $    123  $    251   $    243   $    226
                                   ========  ========   ========   ========

	Land and lot sales are incidental to our residential housing perations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three and nine months ended July 31, 2001 financial services provided a $3.4 million and $7.2 million profit before income taxes compared to a profit of $0.1 million and a loss of $1.1 million for the same period in 2000.
These increases are primarily due to a change in management, reduced costs, and increased mortgage loan amounts.


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



Corporate General and Administrative

	Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses decreased to 2.1% for the three months ended July 31, 2001 from 3.5% for the prior year's three months and decreased to 2.5% for the nine months ended July 31, 2001 from 3.1% for the prior year's nine months. Corporate general and administrative expenses increased $0.6 million and $5.7 million during the three and nine months ended July 31, 2001 compared to the same periods last year. Increases in corporate general and administrataive expenses are primarily attributed to less process redesign costs capitalized during the three and nine months ended July 31, 2001 compared to the same period last year, increased depreciation resulting from capitalized process redesign costs in prior years, increased bonus accruals based upon increased return on equity and increased staff levels in order to serve a much larger company resulting from the merger with Washington Homes, Inc. Process redesign costs are capitalized in accordance with SOP 98-1 "Accounting For the Cost of Computer Software Development For or Obtained for Internal Use."


Interest

	Interest expense includes housing and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended  Nine Months Ended
                                 July 31,            July 31,
                            ------------------  ------------------
                              2001      2000      2001      2000
                            --------  --------  --------  --------

Sale of Homes.............. $13,427   $ 8,691   $36,592   $23,906
Land and Lot Sales.........      58       111       347       350
                            --------  --------  --------  --------
Total...................... $13,485   $ 8,802   $36,939   $24,256
                            ========  ========  ========  ========

	Housing interest as a percentage of sale of homes revenues decreased to 2.7% from 3.1% for the three months ended July 31, 2001 compared to the same period last year. During the nine months ended July 31, 2001 and 2000 housing interest amounted to 3.1%, respectively.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, amortization of senior and subordinated note issuance expenses, amortization of goodwill from homebuilding company acquisitions, earnout payments from homebuilding company acquisitions, and corporate owned life insurance loan interest.


Restructuring Charges

	Restructuring charges are estimated expenses associated with the integration of our operations with those of Washington Homes, Inc. These expenses are salaries, severance and outplacement costs for the termination of associates, and costs to close and relocate existing administrative offices, and lost rent and leasehold improvements. At July 31, 2001, $1.2 million has been charged against the $1.9 million accrual for termination and related costs while $0.3 million has been charged against the $1.1 million accrual established for closing and relocation costs.


Recent Accounting Pronouncements

	In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141,
"Business Combinations," and No. 142, "Goodwill and Other
Intangible Assets."

	SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.
 Use of the pooling-of-interests method is no longer permitted.
 SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

	SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement.
This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization of goodwill included in our other expenses will also no longer be recorded upon adoption of the new rules.
Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 no later than November 1, 2002. We are currently evaluating our intangible assets in relation ot the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.


Total Taxes

	Total taxes as a percentage of income before taxes amounted to approximately 39.5% and 33.3% for the nine months ended July 31, 2001 and 2000, respectively. The increase in this percentage from 2000 to 2001 is primarily attributed to an increase in the effective federal income tax rate. The increased effective rate is due primarily to higher amounts of expenses in 2001 not deductible for federal taxes and a reduced effect of our senior rental tax credits.
 Although the credits are the same in 2001 and 2000, they reduce our effective tax rate less when pretax profits are higher. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.

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




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  September 14, 2001           /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  September 14, 2001           /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller