Form 10-K
period 2001-10-31
HOVNANIAN ENTERPRISES INC
filed 2002-01-22
CIK 357294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K



( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the twelve months ended OCTOBER 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on
Title of Each Class                           Which Registered
--------------------                          ------------------------
Class A Common Stock, $.01 par value          New York Stock Exchange
 per share

Securities registered pursuant to Section 12(g) of the Act  -  None

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

As of the close of business on January 4, 2002, there were outstanding 20,607,178 shares of the Registrant's Class A Common Stock and 7,471,640 shares of its Class B Common Stock. The approximate aggregate market value (based upon the closing price on the New York Stock Exchange) of these shares held by non-affiliates of the Registrant as of January 4, 2002 was $254,417,000. (The value of a share of Class A Common Stock is used as the value for a share of Class B Common Stock as there is no established market for Class
B Common Stock and it is convertible into Class A Common Stock on a share-for-share basis.)

Documents Incorporated by Reference:

Part III - Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation l4A in connection with registrant's annual meeting of shareholders to be held on March 8, 2002 which are responsive to Items l0, ll, l2 and l3.


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
		      Reports on Form 8-K.......................  39

		   SIGNATURES...................................  41


PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

BUSINESS OVERVIEW

We design, construct and market high quality single-family detached homes and attached condominium apartments and townhouses in planned residential developments in the Northeast (New Jersey, southern New York state, and eastern Pennsylvania), North Carolina, Metro D.C. (northern Virginia and Maryland), southern California, Texas, and the Mid South (Tennessee, Alabama, and Mississippi). We market our homes to first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters.
We offer a variety of homestyles in the United States at prices ranging from $43,000 to $950,000 with an average sales price in fiscal 2001 of $255,000. We are currently offering homes for sale in 172 communities. Since the incorporation of our predecessor company in 1959, we have delivered in excess of 106,000 homes, including 6,791 homes in fiscal 2001.
In addition, we provide financial services (mortgage loans and title insurance) to our homebuilding customers.

	We employed approximately 1,945 full-time associates as of October 31, 2001. We were incorporated in New Jersey in 1967 and we reincorporated in Delaware in 1982.

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

	Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we contract with subcontractors to construct our homes. Hovnanian has reduced construction and administrative costs by consolidating the number of vendors serving our Northeast market and by executing national purchasing contracts with select vendors. Hovnanian plans to implement this strategy throughout all of our markets. In recent years, Hovnanian has experienced no significant construction delays due to shortages of materials or labor. Hovnanian cannot predict, however, the extent to which shortages in necessary materials or labor may occur in the future.

	Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers' needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. We make use of newspaper, radio, magazine, our website, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in our comprehensive marketing program. In addition, we have opened home design galleries in our Northeast region, Virginia, Maryland, Texas, North Carolina, and California, which have increased option sales and profitability in these markets. We plan to open similar galleries in each of our markets.

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

	Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 2001, over 57% of our non-cash customers obtained mortgages originated by our wholly-owned mortgage banking subsidiaries. Mortgages originated by our wholly-owned mortgage banking subsidiaries are sold in the secondary market.


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

	We attempt to reduce the effect of certain risks inherent in thehousing industry through the following policies and procedures:

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

 - We offer a wide range of customer options to satisfy individual customer tastes. We have large regional home design galleries in New Jersey, Virginia, Maryland, North Carolina, Texas, and California.

	Current base prices for our homes in contract backlog at October 31, 2001 (exclusive of upgrades and options) range from $43,000 to $950,000 in our Northeast Region, from $245,000 to $344,000 in Metro D.C., from $148,000 to $216,000 in North Carolina, from $124,000 to $195,000 in the Mid South, from $123,000 to $680,000 in Texas, and from $194,000 to $877,000 in California. Closings generally occur and are typically reflected in revenues from two to nine months after sales contracts are signed.

	Information on homes delivered by market area is set forth below:

                                     Year Ended
                          ----------------------------------
                           October      October     October
                           31, 2001     31, 2000    31, 1999
                          ----------    --------    --------
                           (Housing Revenue in Thousands)

Northeast Region:
  Housing Revenues........$  570,647  $  561,422    $560,586
  Homes Delivered.........     1,860       1,939       2,063
  Average Price...........$  306,799  $  289,542    $271,733

North Carolina:
  Housing Revenues........$  255,390  $  126,596    $145,153
  Homes Delivered.........     1,449         653         756
  Average Price...........$  176,253  $  193,868    $192,001

Metro D.C.:
  Housing Revenues........$  310,815  $   66,137    $ 45,493
  Homes Delivered.........     1,294         263         198
  Average Price...........$  240,197  $  251,471    $229,762

California:
  Housing Revenues........$  280,582  $  143,729    $105,941
  Homes Delivered.........       760         480         514
  Average Price...........$  369,187  $  299,435    $206,110

Texas:
  Housing Revenues........$  215,045  $  186,294    $ 13,184
  Homes Delivered.........     1,003         914          66
  Average Price...........   214,402  $  203,823    $199,757

Mid South:
  Housing Revenues........$   44,372          --          --
  Homes Delivered.........       290          --          --
  Average Price...........   153,007          --          --

Other:
  Housing Revenues........$   16,866  $   21,288    $ 38,196
  Homes Delivered.........       135         118         171
  Average Price...........$  124,933  $  180,407    $223,368

Combined Total:
  Housing Revenues........$1,693,717  $1,105,466    $908,553
  Homes Delivered........      6,791       4,367       3,768
  Average Price...........$  249,406  $  253,141    $241,123

	The value of our net sales contracts increased 46.9% to $1,619,000 for the year ended October 31, 2001 from $1,102,000 for the year ended October 31, 2000. This increase was the net result of a 48.0% increase in the number of homes contracted to 6,722 in 2001 from 4,542 in 2000. By United States market, on a dollar basis, Metro D. C. increased 292.7%, North Carolina increased 117.1%, Texas increased 9.4%, and California increased 61.2%. The increase in Metro D. C. and North Carolina was primarily due to the merger with Washington Homes, Inc. The increase in Texas was due to slight increases in sales and average home prices. The increase in California was primarily the result of increased sales.
These increases were slightly offset by a 2.0% decrease in sales in the Northeast Region due to fewer active selling communities.

	The following table summarizes our active communities under development as of October 31, 2001. The contracted not delivered and remaining home sites available in our active communities under development are included in the 36,805 total home lots under the total residential real estate chart in Item 7 Management's
Discussion and Analysis of Financial Condition and Results of
Operations.
                                                         (1)        (2)
			                              Contracted   Remaining
			Commun-  Approved    Homes      Not       Home Sites
			 ities     Lots    Delivered  Delivered   Available
			 -------  --------  ---------  ---------   ----------

  Northeast Region......     23     8,599      3,038      1,136        4,425
  North Carolina........     54     7,963      3,699        534        3,730
  Metro D.C.............     34     5,959      3,337        779        1,843
  California............      8     2,696      1,197        172        1,327
  Texas.................     35     4,040      2,252        263        1,525
  Mid South.............     18     2,057        778        122        1,157
  Other.................     --       147        130          3           14
                         -------  --------  ---------  ---------   ----------
	Total               172    31,461     14,431      3,009       14,021
                         =======  ========  =========  =========   ==========

(1)  Includes 484 lots under option.

(2) Of the total home sites available, 801 were under construction or completed (including 164 models and sales offices), 9,628 were under option, and 157 were financed through purchase money mortgages.

	The following table summarizes our total started or completed unsold homes as of October 31, 2001:

                                   Unsold
                                   Homes        Models      Total
                                   ------       ------      -----

Northeast Region..................    69           48        117
North Carolina....................   205           41        246
Metro D.C.........................    27           27         54
California........................    60           11         71
Texas.............................   215           15        230
Mid South.........................    54           22         76
Other.............................     7           --          7
                                   ------       ------      -----
     Total                           637          164        801
                                   ======       ======      =====


BACKLOG

	At October 31, 2001 and October 31, 2000, we had a backlog of signed contracts for 3,033 homes and 2,096 homes, respectively, with sales values aggregating $773,074,000 and $538,546,000, respectively. Substantially all of our backlog at October 31, 2001 is expected to be completed and closed within the next twelve months. At
November 30, 2001 and 2000, our backlog of signed contracts was 3,025 homes and 2,190 homes, respectively, with sales values aggregating $770,930,000 and $572,452,000, respectively.

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


RESIDENTIAL LAND INVENTORY

	It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2001, exclusive of communities under development described under "Business and Properties -- Residential Development Activities," is summarized in the following table. The proposed developable lots in communities under development are included in the 36,805 total home lots under the total residential real estate chart in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

         	        Number
			  of         Proposed     Total Land
		       	Proposed   Developable     Option        Book
		        Communities     Lots        Price      Value(1)(2)
		        -----------  -----------  -----------  -----------
                                                     (In Thousands)
Northeast Region:
  Under Option........        60        9,603   $  354,246       53,193
  Owned...............         6          711                    31,757
                         ---------  -----------                -----------
     Total............        66       10,314                    84,950
		         ---------  -----------                -----------
North Carolina:
  Under Option........        29        2,312   $   72,619        4,430
                        ---------  -----------                -----------
Metro D.C.:
  Under Option........        22        2,614   $  115,104        7,993
  Owned...............        14        2,332                    36,767
                         --------  -----------                -----------
     Total............        36        4,946                    44,760
                         --------  -----------                -----------
California:
  Under Option........         5          171   $   36,370        4,662
                         --------  -----------                -----------
Texas:
  Under Option........        13        1,040   $   38,962        1,999
                         --------  -----------                -----------
Other:
  Owned...............         2          992                     1,496
                         --------  -----------                -----------
Totals:
  Under Option........       129       15,740                    72,277
  Owned...............        22        4,035                    70,020
			---------  -----------                -----------
Combined Total........      151        19,775                   142,297
			========   ===========                ===========

(1) Properties under option also includes costs incurred on properties not under option but which are under investigation. For properties under option, we paid, as of October 31, 2001, option fees and deposits aggregating approximately $33,739,000. As of October 31, 2001, we spent an additional $38,538,000 in non-refundable predevelopment costs on such properties.

(2) The book value of $142,297,000 is identified on the balance sheet as "Inventories - land, land options, and cost of projects in planning", and does not include inventory in Poland amounting to $4,668,000.

	In our Northeast Region, our objective is to control a supply of land sufficient to meet anticipated building requirements for at least three to five years. We typically option parcels of unimproved land for development.

	In North Carolina, Metro D.C., and the Mid South, a portion of the land we acquired was from land developers on a lot takedown basis. In Texas, we primarily acquire improved lots from land developers. Under a typical agreement with the lot developer, we purchase a minimal number of lots. The balance of the lots to be purchased are covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in these markets, we are currently optioning parcels of unimproved land for development.

	In California, historically we have focused our development efforts in the southern portion of the state. Where possible, we plan to option developed or partially developed lots. With a limited supply of developed lots in California, we are currently optioning parcels of unimproved land for development.


CUSTOMER FINANCING

	At our communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through our mortgage subsidiaries. We believe that the ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

	Our business consists of providing our customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. We originate loans in New Jersey, New York, Pennsylvania, Maryland, Virginia, North Carolina, Mississippi, Alabama, Tennessee, Texas, and California.

	Like other mortgage bankers, we customarily sell nearly all of the loans that we originate. Additionally, we sell virtually all of the loan servicing rights to loans we originate. Loans are sold either individually or in pools to GNMA, FNMA, or FHLMC or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

	We plan to grow our mortgage banking operations. Our objective is to increase the capture rate of non-cash homebuyers from the 57% rate achieved in fiscal 2001 to 70% over the next several years.



COMPETITION

	Our residential business is highly competitive. We compete with numerous real estate developers in each of the geographic areas in which we operate. Our competition range from small local builders to larger regional and national builders and developers, some of which have greater sales and financial resources than us.
Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of reputation, price, location, design, quality, service and amenities.


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

	Company Offices. We own our corporate headquarters, a four-story, 24,000 square feet office building located in Red Bank, New Jersey and 19,992 square feet in a Middletown, New Jersey condominium office building. We lease office space consisting of 106,549 square feet in various New Jersey and Pennsylvania locations, 59,216 square feet in the Metro D. C. area, 51,094 square feet in various North Carolina locations, 11,448 square feet in various
Mid South locations, 13,505 square feet in West Palm Beach, Florida, 17,359 square feet in southern California, and 25,025 square feet in various Texas locations.

ITEM 3 - LEGAL PROCEEDINGS

	We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	During the fourth quarter of the year ended October 31, 2001 nomatters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

	Information on executive officers of the registrant is incorporated herein from Part III, Item 10.


PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

	Our Class A Common Stock is traded on the New York Stock Exchange and was held by 620 shareholders of record at January 4, 2002. There is no established public trading market for our Class B Common Stock, which was held by 450 shareholders of record at January 4, 2002. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2001, 2000, and 1999:

                             Class A Common Stock
               ------------------------------------------------
               Oct. 31, 2001    Oct. 31, 2000    Oct. 31, 1999
               --------------   --------------   --------------
Quarter         High    Low      High    Low      High    Low
-------        ------  ------   ------  ------   ------  ------
First........  $ 9.99  $ 7.19   $ 6.88  $ 5.25   $ 9.25  $ 7.75
Second.......  $18.75  $ 8.75   $ 6.62  $ 5.44   $ 8.94  $ 6.81
Third........  $19.34  $13.00   $ 6.38  $ 5.44   $ 9.50  $ 7.88
Fourth.......  $15.00  $ 9.71   $ 7.94  $ 5.88   $ 8.88  $ 6.00

	On August 7, 1999 and October 1, 1999 we acquired two homebuilding companies. As part of the purchase price 1,845,359 shares of unregistered Class A Common Stock were issued to the sellers. At October 31, 2001, 241,651 of these shares are being held in escrow (and thus not reported as issued and outstanding). There were no underwriters associated with these transactions. These shares were issued in private transactions in reliance upon
Section 4(2) of the Securities Act of 1933.

	Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $66,013,000 was free of such restrictions at October 31, 2001. We have never paid a cash dividend nor do we currently intend to pay dividends.


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

	The following table sets forth selected financial data and should be read in conjunction with the financial statements included elsewhere in thisForm 10-K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.

                                                    Year Ended
                                ----------------------------------------------------
Summary Consolidated             October      October   October   October   October
Income Statement Data            31, 2001     31, 2000  31, 1999  31, 1998  31, 1997
------------------------------- ----------  ----------  --------  --------  --------
                                        (In Thousands Except Per Share Data)
Revenues....................... $1,741,963  $1,135,559  $946,414  $937,729  $770,379
Expenses.......................  1,635,609   1,083,741   895,797   896,437   782,503
                                ----------  ----------  --------  --------  --------
Income(loss) before income
  taxes and extraordinary loss. $  106,354      51,818    50,617    41,292   (12,124)
State and Federal income taxes.     42,668      18,655    19,674    15,141    (5,154)
Extraordinary loss.............                             (868)     (748)       --
                                ----------  ----------  --------  --------  --------
Net income (loss).............. $   63,686  $   33,163  $ 30,075  $ 25,403  $ (6,970)
                                ==========  ==========  ========  ========  ========
Per Share Data:
Basic:
  Income (loss) before
    extraordinary loss......... $     2.38  $     1.51  $   1.45  $   1.20  $  (0.31)
  Extraordinary loss...........                             (.04)    (0.03)       --
                                ----------  ----------  --------  --------  --------
  Net income (loss)............ $     2.38  $     1.51  $   1.41  $   1.17  $  (0.31)
                                ==========  ==========  ========  ========  ========
  Weighted average number of
    common shares outstanding..     26,810      21,933    21,404    21,781    22,409

Assuming Dilution:
  Income (loss) before
    extraordinary loss......... $     2.29  $     1.50  $   1.43  $   1.19  $  (0.31)
  Extraordinary loss...........                             (.04)    (0.03)
                                ----------  ----------  --------  --------  --------
  Net income (loss)............ $     2.29  $     1.50  $   1.39  $   1.16  $  (0.31)
                                ==========  ==========  ========  ========  ========
  Weighted average number of
    common shares outstanding..     27,792      22,043    21,612    22,016    22,506

Summary Consolidated             October      October   October   October   October
Balance Sheet Data               31, 2001     31, 2000  31, 1999  31, 1998  31, 1997
------------------------------- ----------  ----------  --------  --------  --------
Total assets................... $1,064,258  $  873,541  $712,861  $589,102  $637,082
Mortgages and notes payable.... $  111,795  $   78,206  $110,228  $150,282  $184,519
Senior notes, participating
  senior subordinated
  debentures and subordinated
  notes........................ $  396,544  $  396,430  $250,000  $145,449  $190,000
Stockholders' equity........... $  375,646  $  263,359  $236,426  $201,392  $178,762


Note: See Item 7 "Results of Operations" for impact of our 1999 and 2001 acquisitions in our operating results.


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

	The following table sets forth the ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends for the periods indicated:

                                       Years Ended October 31,
                           -------------------------------------------------
                             2001      2000      1999      1998      1997
                           --------  --------  --------  --------  ---------
Ratio of earnings to
  fixed charges............    3.1       2.2       3.0       2.5       (a)
Ratio of earnings to
  combined fixed charges
  and preferred stock
  dividends.................   3.1       2.2       3.0       2.5       (a)

(a) No ratio is presented for the year ended October 31, 1997 as the earnings for such period were insufficient to cover fixed charges by $9,197,000.




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

	Our cash uses during the twelve months ended October 31, 2001 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, the repurchase of common stock, and the merger with Washington Homes, Inc. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	Our net income historically does not approximate cash flow from operating activities. The difference between net income and cash flow from operating activities is primarily caused by changes in inventory levels, mortgage loans and liabilities, and non-cash charges relating to depreciation, impairment losses and goodwill amortization. When we are expanding our operations, which was the case in fiscal 2001 and 2000, inventory levels increase causing cash flow from operating activities to decrease. Liabilities also increase as inventory levels increase. The increase in liabilities partially offsets the negative effect on cash flow from operations caused by the increase in inventory levels.
As our mortgage warehouse loan asset increases, cash flow from operations decreases. Conversely, as such loans decrease, cash flow from operations increases. Depreciation and impairment losses always increase cash flow from operating activities since they are non-cash charges to operations. We expect to be in an expansion mode in fiscal 2002. As a result, we expect cash flow from operations to be less than net income in fiscal 2002.

	On December 31, 2000, our stock repurchase program to purchase up to 4 million shares of Class A Common Stock expired. As of December 31, 2000, 3,391,047 shares had been purchased under this program. On July 3, 2001, our Board of Directors authorized a revision to our stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of October 31, 2001, 458,700 have been purchased under this program.

	Our homebuilding bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of up to $440,000,000 through July 2004. Interest is payable monthly and at various rates of either the prime rate plus .40% or Libor plus 1.85%. We believe that we will be able either to extend the Agreement beyond July 2004 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. As of October 31, 2001, borrowings under the Agreement were zero.

	The subordinated indebtedness issued by us and outstanding as of October 31, 2001 was $99,747,000 9 3/4% Subordinated Notes due June 2005. In April 2001, we retired $253,000 of these Subordinated Notes. On October 2, 2000, we issued $150,000,000
10 1/2% Senior Notes due October 2007. The proceeds were used to repay outstanding debt under our "Revolving Credit Facility". On May 4, 1999, we issued $150,000,000 9 1/8% Senior Notes due April 2009. We believe that we will be able either to repay the subordinated indebtedness and senior notes at their respective maturity dates through cash flows generated from operations or through subsequent debt issuances.

	Our mortgage banking subsidiary borrows under a $110,000,000 bank warehousing arrangement which expires in July 2002. Interest is payable monthly at the Federal Funds Rate plus 1.125%. We believe that we will be able either to extend this agreement beyond July 2002 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of our subsidiaries. As of October 31, 2001, the aggregate outstanding principal amount of such borrowings was $100,704,000.

	Total inventory increased $125,131,000 from October 31, 2000 to October 31, 2001. This increase was primarily due to the merger with Washington Homes, Inc. and significant land purchases in the Northeast Region. In addition, inventory increased in most of our other markets except in California where inventory decreased due to strong home deliveries. Substantially, all homes under construction or completed and included in inventory at October 31, 2001 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our revolving credit facility, senior notes, and subordinated indebtedness.

	We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of a small option fee and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced.

	The following table summarizes housing lots included in our total residential real estate:

                                 Total       Contracted     Remaining
                                 Home             Not          Lots
                                 Lots         Delivered     Available
                                --------     ----------     ---------

October 31, 2001:

Northeast Region.............   15,875          1,136         14,739
North Carolina...............    6,576            534          6,042
Metro D. C...................    7,568            779          6,789
California...................    1,670            172          1,498
Texas........................    2,828            263          2,565
Mid South....................    1,279            122          1,157
Other........................    1,009              3          1,006
                              --------        ----------     ---------
     Total...................   36,805          3,009         33,796
                              ========        ==========     =========
Owned........................   10,970          2,525          8,445
Optioned.....................   25,835            484         25,351
                              --------        ----------     ---------
     Total...................   36,805          3,009         33,796
                              ========        ==========     =========

October 31, 2000:

Northeast Region.............  15,957           1,149          14,808
North Carolina...............   2,731             215           2,516
Metro D. C...................   5,583             215           5,368
California...................   2,591             151           2,440
Texas........................   2,380             282           2,098
Other........................   2,560              84           2,476
                              --------        ----------     ---------
     Total...................  31,802           2,096          29,706
                              ========        ==========     =========
Owned........................  10,012           1,963           8,049
Optioned.....................  21,790             133          21,657
                              --------        ----------     ---------
     Total...................  31,802           2,096          29,706
                              ========        ==========     =========

	We expect to fund future acquisitions of home lots contracted not delivered and remaining lots available principally through cash flows from operations and through our revolving credit agreement.


	The following table summarizes our started or completed unsold homes in active, substantially completed and suspended communities:

                              October 31,              October 31,
                                 2001                     2000
                      ----------------------    -----------------------
                      Unsold                    Unsold
                      Homes   Models  Total     Homes   Models  Total
                      ------  ------  ------    ------  ------  ------

Northeast Region....     69      48     117       133      48     181
North Carolina......    205      41     246       102      31     133
Metro D.C...........     27      27      54         6       7      13
California..........     60      11      71       136      32     168
Texas...............    215      15     230       238       8     246
Mid South...........     54      22      76        --      --      --
Other...............      7      --       7        58      --      58
                      ------  ------  ------    ------  ------  ------
   Total                637     164     801       673     126     799
                      ======  ======  ======    ======  ======  ======

	Financial Services - mortgage loans held for sale consist of residential mortgages receivable of which $105,174,000 and $61,549,000 at October 31, 2001 and October 31, 2000, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale are being held as an investment. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.


RESULTS OF OPERATIONS

	Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, southern New York state, and eastern Pennsylvania), North Carolina, Metro D. C. (northern Virginia and Maryland), southern California, Texas, and the Mid South (Tennessee, Alabama, and Mississippi). In addition, we provide financial services to our homebuilding customers.


Total Revenues

	Compared to the same prior period, revenues increased
(decreased) as follows:

                                             Year Ended
                                   -----------------------------
                                   October    October    October
                                   31, 2001   31, 2000   31, 1999
                                   ---------  ---------  ---------
                                       (Dollars in Thousands)
Homebuilding:
  Sale of homes....................$ 588,251  $ 196,913  $  12,909
  Land sales and other revenues....    6,049     (6,334)     1,692
Financial services.................   12,104     (1,434)       977
Other Operations...................                         (6,893)
                                   ---------  ---------  ---------
     Total change..................$ 606,404  $ 189,145  $   8,685
                                   =========  =========  =========
  Percent change..................     53.4%      20.0%       1.0%
                                   =========  =========  =========



Homebuilding

	Compared to the same prior period, housing revenues increased $588.3 million or 53.2% for the year ended October 31, 2001, increased $196.9 million or 21.7% for the year ended October 31, 2000, and increased $12.9 million or 1.4% for the year ended October 31, 1999. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

	Information on homes delivered by market area is set forth below:

                                         Year Ended
                              -----------------------------------
                               October       October     October
                               31, 2001      31, 2000    31, 1999
                              -----------   ---------   ---------
                                   (Dollars in Thousands)
Northeast Region:
  Housing Revenues............$  570,647  $  561,422    $560,586
  Homes Delivered.............     1,860       1,939       2,063

North Carolina:
  Housing Revenues............$  255,390  $  126,596    $145,153
  Homes Delivered.............     1,449         653         756

Metro D.C.:
  Housing Revenues............$  310,815  $   66,137   $  45,493
  Homes Delivered.............     1,294         263         198

California:
  Housing Revenues............$  280,582  $  143,729  $  105,941
  Homes Delivered.............       760         480         514

Texas:
  Housing Revenues............$  215,045  $  186,294  $   13,184
  Homes Delivered.............     1,003         914          66

Mid South:
  Housing Revenues............$   44,372          --          --
  Homes Delivered.............       290          --          --

Other:
  Housing Revenues............$   16,866  $   21,288  $   38,196
  Homes Delivered.............       135         118         171

Totals:
  Housing Revenues............$1,693,717  $1,105,466  $  908,553
  Homes Delivered.............     6,791       4,367       3,768

	The increase in housing revenues was primarily due to the merger with Washington Homes, Inc. (comprising a portion of the North Carolina and Metro D.C. markets and all of the Mid South market), increased deliveries in California and Texas, and an increase in average sales prices in the Northeast Region, California, and Texas markets. Continued strong housing demand in our major markets enables us to increase home prices and home sales.


	Unaudited quarterly housing revenues and net sales contracts using base sales prices by market area for the years ending October 31, 2001, 2000, and 1999 are set forth below:

                                             Quarter Ended
                          ------------------------------------------
                            October      July      April     January
                            31, 2001   31, 2001   30, 2001   31, 2001
                            ---------  ---------  ---------  ---------
                                          (In Thousands)
Housing Revenues:
  Northeast Region......... $163,955   $156,366   $126,700   $123,626
  North Carolina...........   77,248     85,887     60,457     31,798
  Metro D.C................   89,472    109,535     74,263     36,691
  California...............  109,099     61,830     65,339     44,314
  Texas....................   68,441     62,360     46,434     37,810
  Mid South................   10,675     18,774     11,846      3,077
  Other....................      830      2,539      8,262      6,089
                            ---------  ---------  ---------  ---------
      Total................ $519,720   $497,291   $393,301   $283,405
                            =========  =========  =========  =========
Sales Contracts (Net of
  Cancellations):
  Northeast Region......... $109,585   $119,073   $155,693   $125,433
  North Carolina...........   55,041     59,873    109,483     41,651
  Metro D. C...............   75,384     77,253    138,957     32,009
  California...............   38,350     66,794     88,620     65,547
  Texas....................   45,299     63,640     64,343     37,177
  Mid South................   11,801     12,394     20,299      3,806
  Other....................      287        279        442        857
                            ---------  ---------  ---------  ---------
      Total................ $335,747   $399,306   $577,837   $306,480
                            =========  =========  =========  =========

                                         Quarter Ended
                            ------------------------------------------
                            October      July      April     January
                            31, 2000   31, 2000   30, 2000   31, 2000
                            ---------  ---------  ---------  ---------
                                          (In Thousands)
Housing Revenues:
  Northeast Region......... $188,770   $131,668   $113,732   $127,252
  North Carolina...........   35,016     33,319     30,891     27,370
  Metro D.C................   18,932     13,901     17,459     15,845
  California...............   39,725     48,055     30,313     25,636
  Texas....................   52,188     47,318     37,573     49,215
  Other....................    7,658      3,743      5,087      4,800
                            ---------  ---------  ---------  ---------
      Total................ $342,289   $278,004   $235,055   $250,118
                            =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region......... $121,179   $115,649   $174,126   $109,040
  North Carolina...........   29,317     32,338     33,980     26,892
  Metro D. C...............   20,354     23,459     25,144     13,449
  California...............   43,551     41,350     52,114     23,839
  Texas....................   51,251     54,708     46,671     39,830
  Other....................    4,571      4,412     10,685      4,193
                            ---------  ---------  ---------  ---------
      Total................ $270,223   $271,916   $342,720   $217,243
                            =========  =========  =========  =========


                                         Quarter Ended
                            ------------------------------------------
                            October      July      April     January
                            31, 1999   31, 1999   30, 1999   31, 1999
                            ---------  ---------  ---------  ---------
                                          (In Thousands)
Housing Revenues:
  Northeast Region (1)..... $164,899   $142,503   $126,501   $126,683
  North Carolina...........   47,251     38,269     30,553     29,080
  Metro D.C................   15,541     11,400      6,005     12,547
  California...............   37,290     24,792     26,548     17,311
  Texas....................   13,184         --         --         --
  Other....................    9,294     10,107      9,531      9,264
                            ---------  ---------  ---------  ---------
      Total................ $287,459   $227,071   $199,138   $194,885
                            =========  =========  =========  =========

Sales Contracts (Net of
  Cancellations):
  Northeast Region (1)..... $135,514   $111,083   $114,924   $ 90,163
  North Carolina...........   25,757     33,078     50,673     31,111
  Metro D.C................   12,246     14,338     16,201     11,077
  California...............   36,197     37,788     24,135     17,817
  Texas....................    5,416         --         --         --
  Other....................    3,230      4,643      9,050     12,012
                            ---------  ---------  ---------  ---------
      Total................ $218,360   $200,930   $214,983   $162,180
                            =========  =========  =========  =========

(1) Includes $31,961,000 housing revenues and $12,922,000 sales contracts in the quarter ended October 31, 1999 from a New
     Jersey homebuilder acquired on August 7, 1999.



	Our contract backlog using base sales prices by market area is set forth below:

                                 October    October    October
                                 31, 2001   31, 2000   31, 1999
                                 ---------  ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
   Total Contract Backlog........$322,100   $311,539   $286,149
   Number of Homes...............   1,160      1,149      1,125

North Carolina:
   Total Contract Backlog........$103,616   $ 40,635   $ 44,534
   Number of Homes...............     534        215        207

Metro D.C.:
   Total Contract Backlog........$208,888   $ 52,339   $ 34,484
   Number of Homes...............     779        215        149

California:
   Total Contract Backlog........$ 53,338   $ 58,089   $ 34,313
   Number of Homes...............     172        151        129

Texas:
   Total Contract Backlog........$ 64,961   $ 61,703   $ 51,610
   Number of Homes...............     263        282        261

Mid South:
   Total Contract Backlog........$ 19,734         --         --
   Number of Homes...............     122         --         --

Other:
   Total Contract Backlog........$    437   $ 14,241   $  9,570
   Number of Homes...............       3         84         50

Totals:
   Total Contract Backlog........$773,074   $538,546   $460,660
   Number of Homes...............   3,033      2,096      1,921

	We have written down or written off certain inventories totaling $4.4, $1.8, and $2.1 million during the years ended
October 31, 2001, 2000, and 1999, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements -
Note 11" for additional explanation. These writedowns and write-offs were incurred primarily because of lower property values, a change in the marketing strategy to liquidate a particular property, or the decision not to exercise an option to purchase land.

	During the years ended October 31, 2001 and 2000, we wrote off residential land options including approval and engineering costs amounting to $1.9 and $1.8 million, respectively. We did not exercise those options because the communities' proforma profitability did not produce adequate returns on investment commensurate with the risk. Those communities were located in New Jersey, New York, Metro D. C., North Carolina, and California.

During the year ended October 31, 2001, we wrote down two residential communities in the Northeast Region, one community in North Carolina, and two land parcels in Florida. The writedown in the Northeast Region was attributed to two communities that were part of a large land acquisition, which resulted in a loss. The writedowns in North Carolina and Florida were based upon changes in market conditions. The result of the above decisions was a reduction in inventory carrying amounts to fair value, resulting in a $2.5 million impairment loss.

	During the year ended October 31, 1999 we wrote off one residential land option including approval and engineering costs amounting to $0.3 million. We did not exercise this option because the community's proforma profitability did not produce an adequate return on investment commensurate with the risk. In addition, we wrote down one land parcel in Florida, one residential community in New York and two residential communities in North Carolina.
The Florida land parcel was written down based on recent purchase offers. The communities were written down based on our decision to discontinue selling homes and offer the remaining lots for sale. The result of the above decisions was a reduction in inventory carrying amounts to fair value, resulting in a $1.8 million impairment loss.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                       Year Ended
                             -----------------------------------
                              October      October     October
                              31, 2001     31, 2000    31, 1999
                             -----------   ---------   ---------
                                  (Dollars In Thousands)

Sale of homes..............  $1,693,717  $1,105,466    $908,553
Cost of sales..............   1,344,708     876,492     717,953
                             -----------   ---------   ---------
Housing gross margin.......  $  349,009  $  228,974    $190,600
                             ===========   =========   =========
Gross margin percentage....       20.6%       20.7%       21.0%
                             ===========   =========   =========

	Cost of sales expenses as a percentage of home sales revenues are presented below:

                                      Year Ended
                             ---------------------------------
                             October     October     October
                             31, 2001    31, 2000    31, 1999
                             ---------   ---------   ---------

Sale of homes..............    100.0%      100.0%      100.0%
                             ---------   ---------   ---------
Cost of sales:
  Housing, land and
   development costs.......     71.5        71.1        71.0
  Commissions..............      2.3         2.2         2.0
  Financing concessions....      1.0         0.9         0.8
  Overheads................      4.6         5.1         5.2
                             ---------   ---------   ---------
Total cost of sales........     79.4        79.3        79.0
                             ---------   ---------   ---------
Gross margin percentage....     20.6%       20.7%       21.0%
                             =========   =========   =========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both the communities and of home types delivered, consolidated gross margin will fluctuate up or down. During the year ended
October 31, 2001, our gross margin percentage decreased 0.1% from the previous year. This decrease was due to the Washington Homes, Inc. merger, which significantly increased our activity in Metro D. C.
and North Carolina and added markets in the Mid South region that collectively have a lower average sales price and gross margin than the averages for our other markets. On an individual market basis all of our markets showed an increase in gross margin primarily resulting from increased sales prices. During the year ended
October 31, 2000, our gross margin percentage decreased 0.3% from the previous year. This decrease was primarily attributed to a full year of operations from our Texas division where they report lower margins (acquired in October 1999). During the year ended October 31, 1999, our gross margin percentage increased 3.6% from the previous year. This can be attributed to higher gross margins being achieved in each of our markets. The dollar increases for each of the three years ended October 31, 2001, 2000, and 1999 was attributed to increased sales, primarily resulting from the acquisition of Washington Homes in 2001 and the Texas division at the end of 1999.

	Selling and general administrative expenses as a percentage of homebuilding revenues decreased to 8.2% for the year ended
October 31, 2001 and increased to 9.4% for the year ended October 31, 2000 from 8.8% for the year ended October 31, 1999. The dollar amount of selling and general expenses has increased the last two years to $140.1 million for the year ended October 31, 2001 from $104.8 million for the year ended October 31, 2000 which increased from $81.4 million for the previous year. The percentage decrease during the year ended October 31, 2001 was due to increased deliveries and the in market merger with Washington Homes, Inc., which resulted in administrative efficiencies. The percentage increase in 2000 was primarily attributable to a full year of operations from our Texas division and increases in the number of active selling communities in California. The percentage increase in 1999 was attributable to increases in all our markets but primarily due to fewer deliveries in our Northeast Region and due to Northeast Region and California administrative cost increases.


Land Sales and Other Revenues

	Land sales and other revenues consist primarily of land and lot sales, interest income, contract deposit forfeitures, cash discounts, and corporate owned life insurance benefits.

	A breakout of land and lot sales is set forth below:

                                                Year Ended
                                       ----------------------------
                                       October   October   October
                                       31, 2001  31, 2000  31, 1999
                                       --------  --------  --------
                                              (In Thousands)

Land and lot sales...................  $11,356   $ 6,549   $12,077
Cost of sales........................   10,646     3,971    11,766
                                       --------  --------  --------
Land and lot sales gross margin......  $   710   $ 2,578   $   311
                                       ========  ========  ========

Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

	Year ended October 2000 land and lot sales gross margin includes a legal settlement in California amounting to $1,924,000.


Financial Services

	Financial services consists primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. During the year ended October 31, 2001, financial services provided a $10.0 million pretax profit. During the years ended 2000 and 1999, financial services resulted in $0.5 million loss and a $1.0 million profit, respectively, before income taxes. The increase from 2000 to 2001 was primarily due to a change in management, reduced costs, increased mortgage loan amounts, and the addition of a mortgage operation from the merger with Washington Homes. In the market areas served by our wholly-owned mortgage banking subsidiaries, approximately 57%, 54%, and 57% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2001, 2000, and 1999, respectively. Our mortgage banking goals are to improve profitability by increasing the capture rate of our homebuyers to 70%. Most servicing rights on new mortgages originated by us will be sold as the loans are closed.


Corporate General and Administrative

	Corporate general and administrative expenses includes the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety.
As a percentage of total revenues, such expenses were 2.5%, 2.9%, and 3.0% for the years ended October 31, 2001, 2000, and 1999, respectively. The percentage decrease during the year ended October 31,
 2001 was due to increased housing revenues. The decrease in fiscal year 2000 was due to increased housing revenues and the adoption of SOP 98-1, "Accounting For the Cost of Computer Software Development For or
Obtained For Internal Use." See "Notes to Consolidated Financial Statements - Note 2" for additional explanation. Our long term improvement initiatives include total quality, process redesign
(net of capitalized expenses), and training. Such initiatives resulted in additional expenses for the years ended October 31, 2001, 2000, and 1999 which were not capitalized amounting to $7.2 million, $6.9 million, and $7.5 million, respectively.


Interest

	Interest expense includes housing, and land and lot interest. Interest expense is broken down as follows:


                                           Year Ended
                                 -------------------------------
                                 October    October    October
                                 31, 2001   31, 2000   31, 1999
                                 ---------  ---------  ---------
                                          (In Thousands)

Sale of homes..................  $ 51,046   $ 34,541    $29,261
Land and lot sales.............       400        415      1,082
                                 ---------  ---------  ---------
Total..........................  $ 51,446   $ 34,956    $30,343
                                 =========  =========  =========

Housing interest as a percentage of sale of home revenues amounted to 3.0%, 3.1%, and 3.2% for the years ended October 31, 2001, 2000, and 1999, respectively.


Other Operations

	Other operations consist primarily of miscellaneous senior residential rental operations, amortization of senior and subordinated note issuance expenses, amortization of goodwill, earnout payments from homebuilding company acquisitions, corporate owned life insurance loan interest, reserves for bad debts, and contributions to a foundation for victims of the September 11, 2001 World Trade
Center attack.


Restructuring Charges

	Restructurig charges are estimated expenses associated with the integration of our operations with those of Washington Homes, Inc. These expenses are salaries, severance and outplacement costs for the termination of associates and costs to close and relocate existing administrative offices, and lost rent and leasehold improvements.
At October 31, 2001, $1.5 million has been charged against the $2.0 million accrual for termination and related costs while $0.5 million has been charged against the $1.2 million accrual established for closing and relocation costs.


Total Taxes

	Total taxes as a percentage of income before income taxes amounted to 40.1%, 36.0%, and 38.9% for the years ended October 31, 2001, 2000, and 1999, respectively. The increased percentage is due primarily to higher amounts of expenses in 2001 not deductible for federal taxes and a reduced effect of our senior rental tax credits. Although the credits are the same in 2001 and 2000, they reduce our effective tax rate less when pretax profits are higher. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income. (See "Notes to Consolidated Financial Statements - Note 10" for an additional explanation of taxes.)


Extraordinary Loss

	On June 7, 1999, we redeemed $45,449,000 of our outstanding 11 1/4% Subordinated Notes due 2002 at an average price of 101.875% of par which resulted in an extraordinary loss of $868,000 net of income taxes of $468,000.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141,
"Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted.
SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.
We adopted SFAS No. 141 for all future acquisitions.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization of goodwill included in other expenses will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We adopted SFAS 142 on November 1, 2001. Upon adoption of SFAS No. 142, goodwill amortization of $3,764,000, which was incurred in 2001 will no longer be incurred in the future. We do not anticipate that the adoption of the new statement will have a material effect on the financial position or results of operations of our Company.

	In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."
SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets.
SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."
It also supersedes the accounting and reporting of APB Opinion No. 50 "Reporting the Results of Operations - Reporting the Events and Transactions" related to the disposal of a segment of a business.
SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of the new statement will have a material effect on the financial position or results of operations of our Company.


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

	Inflation has a lesser short-term effect on us because we generally negotiate fixed price contracts with our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between four to twelve months. Construction costs for residential buildings represent approximately 58% of our homebuilding cost of sales.


Merger with Washington Homes, Inc.

	On January 23, 2001 we merged with Washington Homes, Inc. for a total purchase price of $87.4 million, of which $38.5 was paid in cash and 6,352,900 shares of our Class A common stock valued at $44.9 million were issued and options issued to Washington Homes, Inc. employees with an intrinsic value of $3.4 million were converted to 738,785 of our options. (See "Notes To Consolidated Financial Statements - Note 15" for an additional explanation of our merger with Washington Homes, Inc.). The merger with Washington Homes,
Inc. did not result in a new segment.


Acquisition of a California Homebuilder

	On January 10, 2002 we acquired certain homebuilding assets and assumed related liabilities from The Forecast Group, L.P. ("TFG") for an estimated purchase price of $176.0 million plus the assumption of debt net of cash acquired. The final purchase price is subject to adjustment based on financial performance through January 31, 2002. Under the terms of the agreement the partners in TFG received $45.5 million of Hovnanian restricted
Class A Common Stock and the balance in cash. To fund the acquisition we are planning to raise $150 million through a five year term loan. We believe our line of credit is adequate to provide working capital for our new TFG operations. The addition of the TFG operations for almost 10 months of fiscal 2002 is expected to add approximately $0.50 per share to our net earnings. We expect total revenues to increase more than 30% in fiscal 2002 from 2001 levels, largely as a result of the purchase of the TFG operations.


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

	These risks, uncertainties, and other factors are described in detail in Item 1 and 2 Business and Properties in this Form 10-K for the year ended October 31, 2001.

Item 7(A) - Quantitative and Qualitative Disclosures About
            Market Risk.

	The primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration.
In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from FNMA, FHLMC, GNMA securities and private investors. Accordingly the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following tables set forth as of October 31, 2001 and 2000, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV"). There have been no significant changes in our market risk from October 31, 2000 to October 31, 2001.

                      As of October 31, 2001 for the
                           Year Ended October 31,
                   --------------------------------------
                                                                                   FMV @
                    2002    2003    2004    2005    2006   Thereafter   Total    10/31/01
                   ------  ------  ------  ------  ------  ----------  --------  ---------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate.......$ 8,919 $2,577  $   75  $  81   $  88   $ 400,193   $411,933  $406,192
  Average interest
    rate...........  6.65%  7.04%   8.38%  8.38%   8.38%       9.80%      9.71%        --


                        As of October 31, 2000 for the
                           Year Ended October 31,
                   --------------------------------------
                                                                                   FMV @
                    2001    2002    2003    2004    2005   Thereafter   Total    10/31/00
                   ------  ------  ------  ------  ------  ----------  --------  ---------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate.......$11,797 $  138  $2,594  $  74  $   81   $400,534   $415,218  $379,629
  Average interest
    rate...........  4.63%  7.63%   7.04%   8.38%   8.38%      9.79%      9.63%        --

(1) Does not include bonds collateralized by mortgages receivable.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.


Item 9 - CHANGES IN OR DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	During the years ended October 31, 2001, 2000, and 1999, there have not been any changes in or disagreements with accountants on accounting and financial disclosure.



PART III


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information called for by Item l0, except as set forth below under the heading "Executive Officers of the Registrant", is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on March 8, 2002, which will involve the election of directors.

Executive Officers of the Registrant

	Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

                                                              Year Started
       Name            Age             Position               With Company

Kevork S. Hovnanian     78    Chairman of the Board and            l967
                                Director of the Company.

Ara K. Hovnanian        44    Chief Executive Officer, President   1979
                                and Director of the Company.

Paul W. Buchanan        51    Senior Vice President-Corporate      l981
                                Controller and Director of the
                                Company.

Geaton A. DeCesaris, Jr.46    President of Homebuilding Operations
                                And Chief Operating Officer and
                                Director of the Company            2001

Kevin C. Hake            42   Vice President, Finance and          2000
                                Treasurer

Peter S. Reinhart        51   Senior Vice President and General    1978
                                Counsel and Director of the
                                Company.

J. Larry Sorsby          46   Executive Vice President and         1988
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

	Mr. Buchanan has been Senior Vice President-Corporate
Controller since May l990. Mr. Buchanan was elected a Director of the Company in March l982.

Mr. DeCesaris was appoiinted President of Homebuilding Operations and Chief Operating Officer in January 2001. From August 1988 to January 2001, he was President, Chief Executive Officer and a Director of Washington Homes, Inc. ("WHI") and from April 1999 Chairman of the Board of WHI.

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


Item 11 - EXECUTIVE COMPENSATION

	The information called for by Item ll is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 8, 2002, which will involve the election of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information called for by Item l2 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 8, 2002, which will involve the election of directors.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information called for by Item l3 is incorporated herein by reference to our definitive proxy statement with the exception of the information regarding certain relationships as described below to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 8, 2002, which will involve the election of directors.

	The weighted average interest rate on Mr. K. Hovnanian and Mr. A. Hovnanian related party debt was 3.90%, 5.87%, and 4.62% for the years ended October 31, 2001, 2000, and 1999, respectively. The largest amount of debt outstanding held by Mr. K. Hovnanian for the years ending October 31, 2001, 2000, and 1999 was $56,000, $386,000,
and $1,026.000, respectively. The largest amount of debt outstanding held by Mr. A. Hovnanian for the years ending October 31, 2001, 2000, and 1999 was $3,002,000, $3,124,000, and $2,407,000, respectively.
The interest rate on six month Treasury bills at October 31, 2001, 2000, and 1999 was 2.01%, 6.08%, and 5.12%. During the years ended October 31, 2001, 2000, and 1999, we received $76,000, $85,000, and
$80,000, respectively, from our affected partnerships.


PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K

                                                                Page

Financial Statements:

  Index to Consolidated Financial Statements..................  F-1
  Report of Independent Auditors..............................  F-2
  Consolidated Balance Sheets at October 31, 2001 and 2000....  F-3
  Consolidated Statements of Income for the years ended
     October 31, 2001, 2000, and 1999.........................  F-5
  Consolidated Statements of Stockholders' Equity for the years ended October 31, 2001, 2000, and 1999...................  F-6
  Consolidated Statements of Cash Flows for the years ended
     October 31, 2001, 2000, and 1999.........................  F-7
  Notes to Consolidated Financial Statements..................  F-8

	No schedules are applicable to us or have been omitted because the required information is included in the financial statements or notes thereto.


Exhibits:

	2(a)  Asset Purchase Agreement, dated as of January 4, 2002
              between Hovnanian Enterprises, Inc. and The Forecast
              Group.
	2(b)  Securities Purchase Agreement, dated as of January 4,
              2002 between Hovnanian Enterprises, Inc. and The
              Forecast Group.
	3(a)  Certificate of Incorporation of the Registrant.(1)
	3(b)  Certificate of Amendment of Certificate of Incorporation
              of the Registrant.(5)
	3(c)  Bylaws of the Registrant.(5)
	4(a)  Specimen Class A Common Stock Certificate.(5)
	4(b)  Specimen Class B Common Stock Certificate.(5)
	4(c)  Indenture dated as of May 28, 1993, relating to 9 3/4%
	      Subordinated Notes between Registrant and First Fidelity
              Bank, National Association, New Jersey, as Trustee,
              including form of 9 3/4% Subordinated Note due 2005.(3)
	4(d)  Indenture dated as of May 4, 1999, relating to 9 1/8%
              Senior Notes between the Registrant and First Fidelity
              Bank, including form of 9 1/8% Senior Notes due May 1,
              2009.(6)
        4(e)  Indenture dated as of October 2, 2000, relating to
              10 1/2% Senior Notes between the Registrant and First
              Union National Bank, including form of 10 1/2% Senior
              Notes due October 1, 2007.(11)
	10(a) $440,000,000 Revolving Credit Agreement dated August 28,
              2001 among K. Hovnanian Enterprises, Inc., Hovnanian
              Enterprises, Inc., certain subsidiaries Thereof, PNC
              Bank, National Association, First Union National Bank,
              Fleet National Bank, Bank of America, National
              Association, Bank One, National Association, Comerica
              Bank, Guaranty Bank, AmSouth Bank, Key Bank, National
              Association, Credit Suisse First Boston, Washington
              Mutual Bank FA, and Sun Trust Bank. (7)
	10(b) Description of Management Bonus Arrangements.(5)
	10(c) Description of Savings and Investment Retirement
              Plan.(1)
	10(d) 1999 Stock Incentive Plan.(8)
	10(e) 1983 Stock Option Plan (as amended and restated May 4,
              1990, and amended through May 14, 1998).(9)
	10(f) Management Agreement dated August 12, 1983 for the
              management of properties by K. Hovnanian Investment
              Properties, Inc.(1)
	10(g) Management Agreement dated December 15, 1985, for the
              management of properties by K. Hovnanian Investment
              Properties, Inc.(2)
	10(h) Description of Deferred Compensation Plan.(4)
	10(i) Senior Executive Short-Term Incentive Plan.(10)
	12    Ratio of Earnings to Fixed Charges
	21    Subsidiaries of the Registrant.
	23    Consent of Independent Auditors
	(1)   Incorporated by reference to Exhibits to Registration
	      Statement (No. 2-85198) on Form S-1 of the Registrant.
	(2)   Incorporated by reference to Exhibits to Annual Report
              on Form 10-K for the year ended February 28, 1986 of the Registrant.
	(3)   Incorporated by reference to Exhibits to Registration
              Statement (No. 33-61778) on Form S-3 of the Registrant.
	(4)   Incorporated by reference to Exhibits to Annual Report
              on Form 10-K for the year ended February 28, 1990 of the Registrant.
        (5)   Incorporated by reference to Exhibits to Annual Report
              on Form 10-K for the year ended February 28, 1994 of the Registrant.
        (6)   Incorporated by reference to Exhibits to Registration
              Statement (No. 333-75939) on Form S-3 of the
              Registrant.
        (7)   Incorporated by reference to Exhibits to Quarterly
              Report on Form 10Q for the quarter ended July 31, 2001 of the Registrant.
        (8)   Incorporated by the Proxy Statement of the Registrant
              Filed on Schedule 14A dated January 15, 1999.
        (9)   Incorporated by reference to Exhibit A of the Proxy
              Statement of the Registrant filed on Schedule 14A dated January 26, 2000.
       (10)   Incorporated by reference to Exhibit B of the Proxy
              Statement of the Registrant filed on Schedule 14A dated January 26, 2000.
       (11)   Incorporated by reference to Exhibits to Registration
              Statement (No. 333-52836-01) on Form S-4 of the
              Registrant.


Reports on Form 8-K


	The Company did not file any reports on Form 8-K during the quarter ended October 31, 2001.


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

                                          Hovnanian Enterprises, Inc.
                                      By:


                                          /S/KEVORK S. HOVNANIAN
                                          Kevork S. Hovnanian
                                          Chairman of the Board

	Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/KEVORK S. HOVNANIAN       Chairman of The Board          1/18/02
Kevork S. Hovnanian          and Director



/S/ARA K. HOVNANIAN          Chief Executive Officer,       1/18/02
Ara K. Hovnanian             President and Director



/S/PAUL W. BUCHANAN          Senior Vice President          1/18/02
Paul W. Buchanan             Corporate Controller and
                             Director



/S/GEATON A. DECESARIS, JR.  President of Homebuilding      1/18/02
Geaton A. DeCesaris, Jr.     Operations and Chief Operating
                             Officer and Director



/S/KEVIN C. HAKE             Vice President, Finance        1/18/02
Kevin C. Hake                and Treasurer



/S/PETER S. RENHART          Senior Vice President and      1/18/02
Peter S. Reinhart            General Counsel and Director



/S/J.LARRY SORSBY            Executive Vice President,      1/18/02
J. Larry Sorsby              Chief Financial Officer
                                  and Director



HOVNANIAN ENTERPRISES, INC.

Index to Consolidated Financial Statements

                                                                  Page
Financial Statements:

  Independent Auditors' Report................................    F-2

  Consolidated Balance Sheets as of October 31, 2001 and 2000.    F-3

  Consolidated Statements of Income for the Years Ended
  October 31, 2001, 2000, and 1999............................    F-5

  Consolidated Statements of Stockholders' Equity for the Years
  Ended October 31, 2001, 2000, and 1999......................    F-6

  Consolidated Statements of Cash Flows for the Years Ended
  October 31, 2001, 2000, and 1999............................    F-7

  Notes to Consolidated Financial Statements..................    F-8

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.



REPORT OF INDEPENDENT AUDITORS




To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31,
2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                            /S/Ernst & Young LLP


New York, New York
December 11, 2001


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                 October 31,  October 31,
          ASSETS                                     2001         2000
                                                 ------------ ------------
Homebuilding:
  Cash and cash equivalents(Note 5).............  $   10,173     $ 40,131
                                                 ------------ ------------
  Inventories - At the lower of cost or fair
      value (Notes 7, 11, and 12):
    Sold and unsold homes and lots under
      development...............................     593,149      525,116
    Land and land options held for future
      development or sale.......................     146,965       89,867
                                                 ------------ ------------
      Total Inventories.........................     740,114      614,983
                                                 ------------ ------------

  Receivables, deposits, and notes (Note 12)....      75,802       36,190
                                                 ------------ ------------

  Property, plant, and equipment - net (Note 4).      30,756       35,594
                                                 ------------ ------------

  Senior residential rental properties - net (Notes 4
     and 7).....................................       9,890       10,276
                                                 ------------ ------------

  Prepaid expenses and other assets (Note 15)...      78,796       64,897
                                                 ------------ ------------
      Total Homebuilding........................     945,531      802,071
                                                 ------------ ------------

Financial Services:
  Cash..........................................       5,976        3,122
  Mortgage loans held for sale (Notes 6 and 7)..     105,567       61,860
  Other assets..................................       6,465        6,488
                                                 ------------ ------------
      Total Financial Services..................     118,008       71,470
                                                 ------------ ------------

Income Taxes Receivable - Including deferred tax
  benefits (Note 10)............................         719
                                                 ------------ ------------
Total Assets....................................  $1,064,258     $873,541
                                                 ============ ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                       October 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                       2001          2000
                                                       ------------  ------------
Homebuilding:
  Nonrecourse land mortgages (Note 7).................    $ 10,086      $ 18,166
  Accounts payable and other liabilities (Note 16)....     124,125        82,205
  Customers' deposits (Note 5)........................      39,114        31,475
  Nonrecourse mortgages secured by operating
    properties (Note 7)...............................       3,404         3,554
                                                       ------------  ------------
      Total Homebuilding..............................     176,729       135,400
                                                       ------------  ------------
Financial Services:
  Accounts payable and other liabilities..............       5,264         5,085
  Mortgage warehouse line of credit (Notes 6 and 7)...      98,305        56,486
                                                       ------------  ------------
      Total Financial Services........................     103,569        61,571
                                                       ------------  ------------
Notes Payable:
  Revolving credit agreement (Note 7).................
  Senior notes (Note 8)...............................     296,797       296,430
  Subordinated notes (Note 8).........................      99,747       100,000
  Accrued interest (Notes 7 and 8)....................      11,770        12,709
                                                       ------------  ------------
      Total Notes Payable.............................     408,314       409,139
                                                       ------------  ------------

Income Taxes Payable - Net of deferred tax benefits
  (Note 10)...........................................                     4,072
                                                       ------------  ------------

      Total Liabilities...............................     688,612       610,182
                                                       ------------  ------------
Commitments and Contingent Liabilities (Notes 5, 9, 12,
    14 and 15)

Stockholders' Equity (Notes 13 and 15):
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued..............................
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 24,599,379 shares in 2001
    and 17,309,369 shares in 2000 (including 4,195,621
    shares in 2001 and 3,736,921 shares in 2000 held
    in Treasury)......................................         246           173
  Common Stock,Class B,$.01 par value
    (convertible to Class A at time of sale)
    -authorized 13,000,000 shares; issued 7,818,927
    shares in 2001 and 7,978,903 shares in 2000
    (both years include 345,874 shares held in
    Treasury).........................................          78            79
  Paid in Capital.....................................     100,957        46,086
  Retained Earnings (Note 8)..........................     310,106       246,420
  Deferred Compensation...............................        (127)
  Treasury Stock - at cost............................     (35,614)      (29,399)
                                                       ------------  ------------
      Total Stockholders' Equity......................     375,646       263,359
                                                       ------------  ------------
Total Liabilities and Stockholders' Equity............  $1,064,258      $873,541
                                                       ============  ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)

                                                           Year Ended
                                              -------------------------------------
                                                October      October      October
                                                31, 2001     31, 2000     31, 1999
                                              -----------  -----------  -----------
Revenues:
  Homebuilding:
    Sale of homes.............................$1,693,717   $1,105,466   $  908,553
    Land sales and other revenues (Notes 12
       and 14)................................    16,818       10,769       17,103
                                              -----------  -----------  -----------
      Total Homebuilding...................... 1,710,535    1,116,235      925,656
  Financial Services..........................    31,428       19,324       20,758
                                              -----------  -----------  -----------
      Total Revenues.......................... 1,741,963    1,135,559      946,414
                                              -----------  -----------  -----------
Expenses:
  Homebuilding:
    Cost of sales............................. 1,355,354      880,463      729,719
    Selling, general and administrative.......   140,126      104,771       81,396
    Inventory impairment loss (Note 11).......     4,368        1,791        2,091
                                              -----------  -----------  -----------
      Total Homebuilding...................... 1,499,848      987,025      813,206
                                              -----------  -----------  -----------
  Financial Services..........................    21,443       19,750       19,699
                                              -----------  -----------  -----------
  Corporate General and Administrative(Note 3)    44,278       33,309       28,652
                                              -----------  -----------  -----------
  Interest (Notes 7 and 8)....................    51,446       34,956       30,343
                                              -----------  -----------  -----------
  Other operations (Note 15)..................    15,347        8,701        3,897
                                              -----------  -----------  -----------
  Restructuring charges (Note 16).............     3,247
                                              -----------  -----------  -----------
      Total Expenses.......................... 1,635,609    1,083,741      895,797
                                              -----------  -----------  -----------
Income Before Income Taxes and
  Extraordinary Loss..........................   106,354       51,818       50,617
                                              -----------  -----------  -----------
State and Federal Income Taxes:
  State (Note 10).............................     4,024        2,495        5,093
  Federal (Note 10)...........................    38,644       16,160       14,581
                                              -----------  -----------  -----------
    Total Taxes...............................    42,668       18,655       19,674
                                              -----------  -----------  -----------
Extraordinary Loss From Extinguishment of
  Debt, Net of Income Taxes (Note 8)..........                                (868)
                                              -----------  -----------  -----------
Net Income....................................$   63,686   $   33,163   $   30,075
                                              ===========  ===========  ===========
Per Share Data:
  Basic:
    Income Per Common Share Before
      Extraordinary Loss......................$     2.38   $     1.51   $     1.45
    Extraordinary Loss........................                                (.04)
                                              -----------  -----------  -----------
    Income....................................$     2.38   $     1.51   $     1.41
                                              ===========  ===========  ===========
    Weighted Average Number of Common Shares
    Outstanding...............................    26,810       21,933       21,404
                                              ===========  ===========  ===========
  Assuming Dilution:
    Income Per Common Share Before
      Extraordinary Loss...................... $    2.29    $    1.50   $     1.43
    Extraordinary Loss........................                                (.04)
                                              -----------  -----------  -----------
    Income.................................... $    2.29    $    1.50   $     1.39
                                              ===========  ===========  ===========
    Weighted Average Number of Common Shares
    Outstanding...............................    27,792       22,043       21,612
                                              ===========  ===========  ===========

See notes to consolidated financial statements

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
                                 A Common Stock       B Common Stock
                              -------------------  -------------------
                                Shares               Shares
                              Issued and            Issued and          Paid-In  Retained   Deferred  Treasury
                              Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Comp       Stock      Total
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------  ---------
Balance, October 31, 1998...   13,865,923  $  157    7,694,297  $   80  $34,561  $183,182  $          $(16,588)  $ 201,392

Acquisitions................    1,362,057      13                        11,237                                     11,250
Sale of common stock under
  employee stock option
  plan......................       10,000       1                            58                                         59
Conversion of Class B to
  Class A common stock......       43,088       1      (43,088)     (1)
Treasury stock purchases....     (772,900)                                                              (6,350)     (6,350)
Net Income..................                                                       30,075                           30,075
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------  ---------
Balance, October 31, 1999...   14,508,168     172    7,651,209      79   45,856   213,257              (22,938)    236,426

Acquisitions................       47,619       1                          (270)                                      (269)
Sale of common stock under
  employee stock option
  plan......................                                                346                                        346
Stock bonus plan............       25,128                                   154                                        154
Conversion of Class B to
  Class A common stock......       18,180              (18,180)
Treasury stock purchases....   (1,026,647)                                                              (6,461)     (6,461)
Net Income .................                                                       33,163                           33,163
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------  ---------
Balance, October 31, 2000...   13,572,448     173    7,633,029      79   46,086   246,420              (29,399)    263,359
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------  ---------

Acquisitions................    6,546,932      66                        51,361                                     51,427
Sale of common stock under
  employee stock option
  plan......................      519,673       5                         2,885                                      2,890
Stock bonus plan............       63,429       1                           625                                        626
Conversion of Class B to
  Class A common stock......      159,976       1     (159,976)    (1)
Deferred compensation.......                                                                   (127)                  (127)
Treasury stock purchases....     (458,700)                                                              (6,215)     (6,215)
Net Income .................                                                       63,686                           63,686
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------  ---------
Balance, October 31, 2001...   20,403,758  $  246    7,473,053  $   78 $100,957  $310,106  $   (127)  $(35,614)  $ 375,646
                              ===========  ======  ===========  ======  =======  ========  =========  =========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In Thousands)

                                                             Year Ended
                                                   ----------------------------------
                                                   October     October     October
                                                   31, 2001    31, 2000    31, 1999
                                                   ----------  ----------  ----------
Cash Flows From Operating Activities:
  Net Income...................................... $  63,686   $  33,163   $  30,075
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation................................     8,164       6,423       6,314
      Amortization of Goodwill....................     3,764       2,513         261
      Loss (gain) on sale and retirement of
        property and assets.......................       641        (728)        283
      Extraordinary loss from extinguishment of
        Debt net of income taxes..................                               868
      Deferred income taxes.......................    (6,265)      2,551       3,056
      Impairment losses...........................     4,368       1,791       2,091
      Decrease (increase) in assets:
        Mortgage notes receivable.................   (42,573)    (27,703)     46,012
        Receivables, prepaids and other assets....   (35,805)    (13,256)     (9,736)
        Inventories...............................    12,540     (89,544)    (53,592)
      Increase (decrease) in liabilities:
        State and Federal income taxes............     7,004       3,244       3,020
        Tax effect from exercise of stock options.      (566)
        Customers' deposits.......................     4,543       6,240      (1,269)
        Interest and other accrued liabilities....    15,466       8,222       9,203
        Post development completion costs.........     5,120      (2,555)      3,293
        Accounts payable..........................    (3,018)      8,994      (4,400)
          Net cash provided by (used in)           ----------  ----------  ----------
          operating activities....................    37,069     (60,645)     35,479
                                                   ----------  ----------  ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets...     5,325       1,517      18,251
  Purchase of property, equipment, and other
    fixed assets..................................    (6,777)    (15,607)    (13,381)
  Acquisition of homebuilding companies...........   (37,905)     (3,845)    (12,249)
  Investment in and advances to unconsolidated
    affiliates....................................      (372)                    249
          Net cash (used in)                       ----------  ----------  ----------
          investing activities....................   (39,729)    (17,935)     (7,130)
                                                   ----------  ----------  ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes............... 1,472,789   1,433,150     850,320
  Proceeds from senior debt.......................               146,430     150,000
  Principal payments on mortgages and notes.......(1,494,528) (1,470,805)   (972,265)
  Principal payments on subordinated debt.........                           (46,302)
  Purchase of treasury stock......................    (6,215)     (6,461)     (6,350)
  Proceeds from sale of stock and employee stock
    plan..........................................     3,510         154          59
          Net cash (used in) provided by           ----------  ----------  ----------
          financing activities....................   (24,444)    102,468     (24,538)
                                                   ----------  ----------  ----------
Net (Decrease) Increase In Cash...................   (27,104)     23,888       3,811
Cash and Cash Equivalents Balance, Beginning
  Of Year.........................................    43,253      19,365      15,554
                                                   ----------  ----------  ----------
Cash and Cash Equivalents Balance, End Of Year.....$  16,149   $  43,253   $  19,365
                                                   ==========  ==========  ==========
Supplemental Disclosures Of Cash Flow:
  Cash paid during the year for:
    Interest...................................... $  53,100   $  33,814   $  23,731
                                                   ==========  ==========  ==========
    Income Taxes.................................. $  45,498   $  12,858   $  16,395
                                                   ==========  ==========  ==========
Stock issued for acquisitions/extension of options
  granted......................................... $  50,530   $     721   $  11,250
                                                   ==========  ==========  ==========

See notes to consolidated financial statements.



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 31, 2001, 2000,
AND 1999.


1. BASIS OF PRESENTATION AND SEGMENT INFORMATION

Basis of Presentation - The accompanying consolidated financial statements include our accounts and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

	Segment Information - Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures About Segments of an Enterprise and Related Information" established new standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance.
Our financial reporting segments consist of homebuilding, financial services, and corporate. Our homebuilding operations comprise the most substantial part of our business, with approximately 97% of consolidated revenues in years ended October 31, 2001 and 2000 and approximately 96% in the year ended October 31, 1999 contributed by the homebuilding operations. We are a Delaware corporation, currently building and selling homes in more than 172 new home communities in New Jersey, Pennsylvania, New York, Virginia, Maryland, North Carolina, Tennessee, Alabama, Mississippi, Texas, and California. We offer a wide variety of homes that are designed to appeal to first time buyers, first and second time move up buyers, luxury buyers, active adult buyers and empty nesters. Our financial services operations provide mortgage banking and title services to the homebuilding operations' customers. We do not retain or service the mortgages that we originate but rather, sell the mortgages and related servicing rights to investors.
Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality and safety. Assets, liabilities, revenues and expenses of our reportable segments are separately included in the consolidated balance sheets and consolidated statements of income.


2.  SIGNIFICANT ACCOUNTING POLICIES

	Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United Statesrequires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements.

	Business Combinations - When we make an acquisition of another company, we use the purchase method of accounting in accordance with Accounting Principal Board Opinion 16 ("APB 16") "Business Combinations". Under APB 16 we record as our cost the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and identified intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of the acquired company after acquisition, based on the acquisition costs. See "Accounting Pronouncements Not Yet Adopted."

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

	Inventories - For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined in Statement of Financial Accounting Standard (SFAS)No. 121
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. See "Accounting Pronouncements Not Yet Adopted." Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then amortized equally based upon the number of homes to be constructed in the community.

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

	Intangible Assets - Any intangible assets acquired by us are amortized on a straight line basis over their useful life. Goodwill resulting from company acquisitions during the years ended October 31, 2001 and October 31, 1999 is being amortized over 5 to 10 years and reported in the consolidated statements of income as "Other Operations". During the years ended October 31, 2001, 2000, and
1999, goodwill amortization amounted to $3,764,000, $2,513,000, and $261,000, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the company acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. In addition, we assess long-lived assets for impairment under SFAS 121. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. Total accumulated amortization at October 31, 2001 and 2000 was $7,579,000 and $3,815,000, respectively. See "Accounting Pronouncements Not Yet Adopted."

	Deferred Bond Issuance Costs - Costs associated with the issuance of our Senior and Subordinated Notes are capitalized and amortized over the associated term of each note issuance into other operations on the consolidated statements of income.

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

	Advertising Costs - Advertising costs are treated as period costs and expensed as incurred. During the years ended October 31, 2001, 2000, and 1999, advertising costs expensed amounted to $18,536,000, $14,418,000, and $11,995,000, respectively.

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

	On December 31, 2000, our stock repurchase program to purchase up to 4 million shares of Class A Common Stock expired.
 As of December 31, 2000 3,391,047 shares had been purchased under this program. On July 3, 2001, our Board of Directors authorized a revision to our stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of October 31,
2001, 458,700 have been purchased under this program.

	Depreciation - The straight-line method is used for financial reporting purposes and MACRS is used for tax reporting purposes.

	Prepaid Expenses - Prepaid expenses which relate to specific housing communities (model setup, architectural fees, homeowner warranty, etc.) are amortized to costs of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

	Stock Options - Statement of Financial Accounting
Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" establishes a fair value-based method of accounting for stock-based compensation plans, including stock options. Registrants may elect to continue accounting for stock option plans under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for
Stock Issued to Employees," but are required to provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted. We intend to continue accounting for our stock option plan under APB 25. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant (see Note 13).

	Per Share Calculations - Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per common share is computed using the weighted average number of shares outstanding and is the same calculation as reported in prior years. Basic weighted average shares outstanding at October 31, 2001, 2000, and 1999 amounted to 26,809,668 shares, 21,933,022 shares, and 21,404,473 shares, respectively. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock shares of 982,000, 110,000, and 208,000 for the years ended October 31, 2001, 2000, and 1999, respectively.

	Computer Software Development - On November 1, 1999 we adopted SOP-98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use. The SOP-98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. Prior to the adoption of SOP-98-1, we expensed such internal use software related costs as incurred. The effect of adopting SOP-98-1 was to increase net income for the year ended October 31, 2000 by $2,570,000 or $0.12 per share. Upon entering the application and development phase, the capitalized costs are amortized over the systems estimated useful life. For the year ended October 31, 2001 we recorded amortizatation expense in the amount of approximately $2.0 million based on an estimated useful life of 10 years.

Accounting for Derivative Instruments and Hedging Activities - On November 1, 2000, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards (SFAS) No. 138, which addresses the accounting for and disclosure of derivative instruments, including derivative instruments imbedded in other contracts, and hedging activities. The statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change is recognized in earnings.

	We manage our interest rate risk on mortgage loans held for sale and our estimated future commitments to originate and close mortgage loans at fixed prices through the use of best-efforts whole loan delivery commitments. These instruments are classified as derivatives and generally have maturities of three months or less. Accordingly, gains and losses are recognized in current earnings during the period of change. The impact of the adoption of the new statement as of November 1, 2000 did not have a significant impact on our earnings or financial position. The effect of SFAS 133 is immaterial to our financial statements.

Accounting Pronouncements Not Yet Adopted - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. We adopted SFAS No. 141 for all acquisitions subsequent to June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The amortization of goodwill included in other expenses will also no longer be recorded upon adoption of the new rules. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We adopted SFAS 142 on November 1, 2001. Upon adoption of SFAS No. 142, goodwill amortization of $3,764,000, which was incurred in 2001, will no longer be incurred in the future. We do not anticipate that the adoption of the new statement will have a material effect on the financial position or results of operations of our Company.

	In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."
It also supersedes the accounting and reporting of APB Opinion
No. 50 "Reporting the Results of Operations - Reporting the
Events and Transactions" related to the disposal of a segment of a business. We will adopt SFAS No. 144 effective for our fiscal year beginning November 1, 2002. We do not anticipate that the adoption of the new statement will have a material effect on the financial position or results of operations of our Company.

	Reclassifications - Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.


3.  CORPORATE INITIATIVES

	We have embarked on long term improvement initiatives of total quality, process redesign, and training. Included in Corporate
General and Administrative is $7,200,000, $6,902,000, and $7,502,000
for the years ended October 31, 2001, 2000, and 1999, respectively, related to such initiatives. These amounts are in addition to software development costs capitalized in those years.


4.  PROPERTY

	Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day to day business. Homebuilding accumulated depreciation related to these assets at October 31, 2001 and October 31, 2000 amounted to $18,367,000 and $22,164,000, respectively. In addition we have two senior citizen residential rental communities recorded as senior residential rental properties on the balance sheets. Accumulated depreciation on senior residential rental properties at October 31, 2001 and October 31, 2000 amounted to $2,688,000 and $2,294,000, respectively.


5.  ESCROW CASH

	We hold escrow cash amounting to $4,420,000 and $3,424,000 at October 31, 2001 and October 31, 2000, respectively, which primarily represents customers' deposits which are restricted from use by us.
We are able to release other escrow cash by pledging letters of credit and surety bonds. Escrow cash accounts are substantially invested in short-term certificates of deposit, time deposits, or money market accounts.


6.  MORTGAGE LOANS HELD FOR SALE

	Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released. At October 31, 2001 and 2000, respectively, $105,174,000 and $61,549,000 of such mortgages were pledged against our mortgage warehouse line (see Note 7). We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 2001 or 2000.

7.  MORTGAGES AND NOTES PAYABLE

	Substantially all of the nonrecourse land mortgages are short-term borrowings. Nonrecourse mortgages secured by operating properties are installment obligations having annual principal maturities in the following years ending October 31, of approximately $138,000 in 2002, $2,577,000 in 2003, $75,000 in 2004, $81,000 in
2005, $88,000 in 2006 and $445,000 after 2006.  The interest rates on these obligations range from 6.0% to 10.0%.

	We have an unsecured Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $440,000,000 through July 2004. Interest is payable monthly and at various rates of either the prime rate plus .40% or LIBOR plus 1.85%. In addition, we pay a fee equal to .375% per annum on the weighted average unused portion of the line. As of October 31, 2001 and 2000, there was no outstanding balance under the Agreement.

	  Interest costs incurred, expensed and capitalized were:

                                             Year Ended
                                    ----------------------------
                                    October   October   October
                                    31, 2001  31, 2000  31, 1999
                                    --------  --------  --------
                                      (Dollars in Thousands)
Interest capitalized at
  beginning of year..............   $25,694   $21,966   $25,545
Plus acquired entity interest....     3,604               3,397
Plus interest incurred(1)(2).....    47,272    38,878    24,594
Less interest expensed(2)........    51,446    34,956    30,343
Less impairment write-off........                 194
Less sale of assets..............                         1,227
                                    --------  --------  --------
Interest capitalized at
  end of year(2)..................   $25,124   $25,694   $21,966
                                    ========  ========  ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered or when land is not under active development.


	Average interest rates and average balances outstanding for short-term debt are as follows:

                              October     October     October
                              31, 2001    31, 2000    31, 1999
                              --------    --------    --------
                                  (Dollars In Thousands)

Average monthly outstanding
  borrowings................. $ 74,543    $128,788    $ 55,495
Average interest rate during
  period.....................     7.1%       10.0%        9.2%
Average interest rate at end
  of period(1)...............     4.1%        8.4%        7.2%
Maximum outstanding at any
  month end.................. $120,600    $170,800    $117,085

(1) Average interest rate at the end of the period excludes any charges on unused loan balances.

	In addition, we have a secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing, that provides up to $110,000,000 through July 26, 2002. Interest is payable monthly at the Federal Funds Rate plus 1.125% (approximately 3.81% at October 31,
2001) plus fees equal to .625% of the outstanding loan balance. The loan is repaid when the underlying mortgage loans are sold to permanent investors by the Company.


8.  SENIOR AND SUBORDINATED NOTES

	On April 29, 1992, we issued $100,000,000 principal amount of 11 1/4% Subordinated Notes due April 15, 2002. Prior to 1999, we redeemed $44,551,000 principal amount. The funds were provided by the revolving credit agreement. In June 1999, we redeemed the remaining $45,449,000 principal amount at an average price of 101.875% of par. The funds for this redemption were provided by the issuance of Senior Notes and resulted in an extraordinary loss of $868,000 net of an income tax benefit of $468,000.

	On June 7, 1993, we issued $100,000,000 principal amount of 9 3/4% Subordinated Notes due June 1, 2005. In April 2001, we retired $253,000 of these notes. Interest is payable semi-annually. The notes are redeemable in whole or in part at our option, initially at 104.875% of their principal amount on or after June 1, 1999 and reducing to 100% of their principal amount on or after June 1, 2002.


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

	The indentures relating to the Senior and Subordinated Notes and the Revolving Credit Agreement contain restrictions on the payment of cash dividends. At October 31, 2001, $66,013,000 of retained earnings were free of such restrictions.

	The fair value of both the Senior Notes and Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the Senior Notes and Subordinated Notes is estimated at $297,750,000 and $96,256,000, respectively, as of October 31, 2001.


9.  RETIREMENT PLAN

	In December 1982, we established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $3,675,000, $2,948,000, and $2,760,000 for the years ended October 31, 2001, 2000, and 1999, respectively.


10.  INCOME TAXES

	Income Taxes payable (receivable) including deferred benefits, consists of the following:

                                    October      October
                                    31, 2001     31, 2000
                                    ---------    ---------
                                        (In Thousands)

State income taxes:
  Current.......................... $  3,393     $  1,552
  Deferred.........................   (2,262)         163
Federal income taxes:
  Current..........................    6,623        5,519
  Deferred.........................   (8,473)      (3,162)
                                    ---------    ---------
    Total.......................... $   (719)    $  4,072
                                    =========    =========


	The provision for income taxes is composed of the following charges (benefits):

                                            Year Ended
                                 -----------------------------------
                                 October      October      October
                                 31, 2001     31, 2000     31, 1999
                                 ---------    ---------    ---------
                                           (In Thousands)
Current income tax expense:
  Federal(1).................... $ 48,478     $ 13,609     $ 13,253
  State(2)......................    6,461        1,574        4,954
                                 ---------    ---------    ---------
                                   54,939       15,183       18,207
                                 ---------    ---------    ---------
Deferred income tax expense:
  Federal.......................   (9,834)       2,551          860
  State.........................   (2,437)         921          139
                                 ---------    ---------    ---------
                                  (12,271)       3,472          999
                                 ---------    ---------    ---------
    Total....................... $ 42,668     $ 18,655     $ 19,206
                                 =========    =========    =========

(1) The current federal income tax expense includes a tax benefit of $468,000 and in the year ended October 31, 1999 relating to the loss on the redemption of Subordinated Notes that was reported as an extraordinary item in the "Statements of Income."

(2) The current state income tax expense is net of the use of state loss carryforwards amounting to $26,830,000, $21,330,000, and $5,860,000, for the years ended October 31, 2001, 2000, and 1999.


	The deferred tax liabilities or assets have been recognized in the consolidated balance sheets due to temporary differences as follows:

                                            October   October
                                            31, 2001  31, 2000
                                            --------  ---------
                                              (In Thousands)
Deferred tax assets:
  Maintenance guarantee reserves.......         658        740
  Inventory impairment loss............       2,206      1,785
  Uniform capitalization of overhead...       6,726      6,008
  Post development completion costs....       5,319      3,194
  State net operating loss
    carryforwards......................      27,846     30,916
  Other................................       7,067      2,970
                                            --------  ---------
    Total..............................      49,822     45,613
  Valuation allowance(3)...............     (27,846)   (30,916)
                                            --------  ---------
    Total deferred tax assets..........      21,976     14,697
                                            --------  ---------
Deferred tax liabilities:
  Deferred interest....................          31         31
  Installment sales....................          76         96
  Accelerated depreciation.............       2,113      3,965
  Acquisition goodwill.................       3,124      2,279
  Software development expenses........       5,897      5,327
                                            --------  ---------
    Total deferred tax liabilities.....      11,241     11,698
                                            --------  ---------
Net deferred tax assets(4).............     $10,735    $ 2,999
                                            ========  =========

(3) The net change in the valuation allowance of $(3,070,000) results from a decrease in the separate company state net operating losses that may not be fully utilized.

(4) In connection with the merger with Washington Homes, Inc. we recorded a deferred tax liability of $4,534,000.

	The effective tax rates varied from the expected rate. The sources of these differences were as follows:
                                              Year Ended
                                     ------------------------------
                                     October    October    October
                                     31, 2001   31, 2000   31, 1999
                                     --------   --------   --------

Computed "expected" tax rate......     35.0%     35.0 %     35.0 %
State income taxes, net of Federal
  income tax benefit..............      3.2       3.1        6.5
Permanent timing differences......      1.6       1.0         .2
Low income housing tax credit.....     (1.3)     (2.6)      (2.8)
Other.............................      1.6      (1.5)        .1
                                     --------   --------   --------
Effective tax rate................     40.1      36.0 %     39.0 %
                                     ========   ========   ========

	We have state net operating loss carryforwards for financial reporting and tax purposes of $358,000,000 due to expire between the years October 31, 2002 and October 31, 2016.


11.  REDUCTION OF INVENTORY TO FAIR VALUE

In accordance with "Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. During the year ended October 31, 2001, inventory with a carrying amount of $12,084,000 was written down by $2,088,000 to its fair value. This was based on our evaluation of the expected revenue, cost to complete including interest and selling cost. The writedown during the year ended October 31, 2001 was attributed to two communities in the Northeast Region that were part of a large land acquisition, which resulted in a loss.

Also in accordance with SFAS 121, we record impairment losses on inventories and long-lived assets held for sale when the related carrying amount exceeds the fair value less the selling cost. As of October 31, 2001, inventory with a carrying amount of $1,391,000 was written down by $424,000 to its fair value. No inventory was written down during the year ended October 31, 2000. As of October 31, 1999, inventory with a carrying amount of $4,539,000 was written down by $1,801,000 to its fair value.
The writedowns during the year ended October 31, 2001 were attributed to two land parcels in Florida and one community in North Carolina. The writedowns in Florida and North Carolina were based upon changes in market conditions. The writedowns during the year ended
October 31, 1999 were attributed to one land parcel in Florida and two residential communities in North Carolina. The Florida land parcel was written down based on purchase offers.
The communities in North Carolina were written down based on our decision to discontinue selling homes and offer the remaining lots for sale.

The total aggregate impairment losses, which are presented in the consolidated statements of income, in inventory held for future development or sale were $2,512,000, zero, and $1,801,000 for the years ended October 31, 2001, 2000, and 1999, respectively.

On the statement of income the line entitled "Homebuilding - Inventory impairment loss" also includes write-offs of options including approval, engineering, and capitalized interest costs. During the years ended October 31, 2001, 2000, and 1999 write-offs amounted to $1,856,000, $1,791,000 and $290,000, respectively.
During the years ended October 31, 2001, 2000, and 1999 we did not exercise options in various locations because the communities pro forma profitability did not produce adequate returns on investment commensurate with the risk. Those communities were located in New Jersey, New York, Metro D. C., North Carolina, and California.



12.  TRANSACTIONS WITH RELATED PARTIES

	Our Board of Directors has adopted a general policy providing that it will not make loans to our officers or directors or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $3,000,000 at any one time, and that such loans will be made only with the approval of the members of our Board of Directors who have no interest in the transaction. At October 31, 2001 and 2000 included in receivables, deposits and notes are related party receivables from officers and directors amounted to $1,119,000 and $3,127,000, respectively.
Due to an oversight the loan balances exceeded $3,000,000 at October 31, 2000. On November 9, 2000 a $250,000 payment was received which reduced the loans to within authorized limits. Interest income from these loans for October 31, 2001, 2000, and 1999 amounted to $84,000, $167,000, and $108,000, respectively.

	We provide property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, our Chief Executive Officer, President and a Director, is a general partner, and members of his family and certain officers and directors are limited partners. During the years ended October 31, 2001, 2000, and 1999 we received $76,000, $85,000, and $80,000, respectively, in fees for such management services. At October 31, 2000 and 1999, no amounts were due us by these partnerships.

	During the year ended October 31, 2001 we entered into an agreement to purchase land from an entity that is a family relative of our Chairman of the Board and our Chief Executive Officer.
As of October 31, 2001, land aggregating $2,384,000 has been purchased. The Company remains obligated under a land purchase agreement to purchase an additional $26.9 million of land from this entity over the next three years. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.


13.  STOCK PLANS

	We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Certain Washington Homes associates were granted and held options to purchase Washington Homes stock prior to the January 23, 2001 merger. These options vest in three installments: 25% on the first and second anniversary, and 50% on the third anniversary of the date of the grant. In connection with the merger (See Note
15) the options were exchanged for options to purchase the Company's Class A Common Stock. In 2000 we extended the life of options that expired on May 4, 2000 five years which resulted in additional compensation expense of $346,000 net of taxes. All options expire ten years after the date of the grant. In addition, during the years ended October 31, 2000 and 1999 each of the three outside directors of the Company were granted options to purchase 10,000 shares at the same price and terms as those granted to officers and key employees. Stock option transactions are summarized as follows:

                                   Weighted             Weighted            Weighted
                                   Average              Average             Average
                                   Fair                 Fair                Fair
                                   Value (1)            Value (1)           Value (1)
                                   And                  And                 And
                        October    Exercise  October    Exercise  October   Exercise
                        31, 2001    Price    31, 2000    Price    31, 1999   Price
                        ---------  --------  ---------  --------  --------- --------
Options outstanding at
  beginning of period.  1,980,500   $7.55    1,656,000   $8.02    1,415,000    $8.13
   Granted............  1,048,785   $5.81      444,500   $6.10      251,000    $7.87
   Exercised..........    519,673   $4.29                            10,000    $5.81
   Forfeited..........    238,955   $7.67      120,000   $8.60
                        ---------            ---------            ---------
Options outstanding at
  end of period.......  2,270,657   $7.44    1,980,500   $9.44    1,656,000    $8.29
                        =========            =========            =========

Options exercisable at
  end of period.......  1,451,718            1,276,708           1,106,666
Price range of options     $2.66-               $5.13-             $5.13-
  outstanding.........    $15.08               $11.50             $11.50
Weighted-average
  remaining contractual
  life................   6.0 yrs.             7.0 yrs.             5.0 yrs.

(1) Fair value of options at grant date approximate exercise price.


	Pro forma information regarding net income and earnings per share is required under the fair value method of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and is to be calculated as if we had accounted for our stock options under the fair value method of SFAS 123. The fair value for these options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999: risk- free interest rate of 4.4%, 5.9%, and 6.4%, respectively; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.38, 0.41, and 0.46, respectively; and a weighted-average expected life of the option of 5.1, 7.0, and 7.7 years, respectively.

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

	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (in thousands except for earnings per share information):

                                               Year Ended
                                     ---------------------------------
                                     October     October     October
                                     31, 2001    31, 2000    31, 1999
                                     ----------  ----------  ---------

Pro forma net income.................$  63,491   $  32,322   $ 29,851
                                     ==========  ==========  =========
Pro forma basic earnings per share...$    2.37   $    1.47   $   1.39
                                     ==========  ==========  =========
Pro forma diluted earnings per share.$    2.28   $    1.47   $   1.38
                                     ==========  ==========  =========

	During the year ended October 31, 1999, we modified our bonus plan for certain associates. A portion of their bonus will be paid by issuing a deferred right to receive our Class A Common Stock. The number of shares will be calculated by dividing the portion of the bonus subject to the deferred right award by our stock price on the date the bonus is earned. 25% of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. During the years ended October 31, 2001 and 2000, we issued 84,962 and 25,000 shares under the plan. During the years ended October 31, 2001 and 2000 41,550 and 26,000 shares were forfeited under this plan, respectively. For the years ended October 31, 2001, 2000, and 1999, approximately 319,000, 281,000, and 200,000 deferred rights were awarded in lieu of $3,857,000, $1,923,000, and $1,534,000 of bonus payments, respectively.


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

	As of October 31, 2001 and 2000, respectively, we are obligated under various performance letters of credit amounting to $10,223,000 and $4,284,000. (See Note 5)


15.  ACQUISITIONS

On August 7, 1999 we acquired The Matzel and Mumford Organization, Inc. ("M & M"), a New Jersey homebuilder and its related entities. On October 1, 1999 we acquired the Goodman Family of Builders, L.P. ("Goodman"), a Texas homebuilder and its related entities. The combined purchase price for both acquisitions was approximately $24,400,000 in cash and 1,845,359 shares of our Class A Common Stock at a weighted average share price of $7.18, of which 483,302 shares were held in escrow (and thus not reported as issued and outstanding) for pre-acquisition contingencies. As of October 31, 2001, 241,651 of those shares held in escrow were released. At the dates of the acquisition we loaned the acquired entities approximately $85,000,000 to pay off their third party debt. In addition, both the M & M and Goodman acquisitions provide for other payments to be made generally dependent upon the achievement of certain future operating and return objectives.

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

	On January 23, 2001 we merged with Washington Homes, Inc. for a total purchase price of $87.4 million, of which $38.5 million was paid in cash and 6,352,900 shares of our Class A Common Stock valued at $44.9 million were issued and options were issued to Washington Homes, Inc. employees with an intrinsic value of $3.4 million were converted to 738,785 of our options. At the date of acquisition we loaned Washington Homes, Inc. approximately $57,000,000 to pay off their third party debt.

The merger with Washington Homes, Inc. was accounted for as a purchase with the results of operations of the merged entity included in our consolidated financial statements as of the date of the merger. The purchase price was allocated based on estimated fair value at the date of the merger. An intangible asset equal to the excess purchase price over the fair value of the net assets of $16,689,000 is recorded in prepaid expenses and other assets on the consolidated balance sheet. This amount is being amortized on a straight line basis over a period of ten years.

The following unaudited pro forma financial data presents a summary of our consolidated results of operations as if the merger with Washington Homes, Inc. on January 23, 2001 had occurred on November 1, 1999. Unaudited pro forma financial data is presented for information purposes only and may not be indicative of the actual amounts of the Company had the events occurred on the dates listed above, nor does it purport to represent future periods.


                                         Year Ended October 31,
                                     ------------------------------
                                           2001           2000
                                     -------------    -------------
                                     (In Thousands Except Per Share)

Revenues...........................    $1,811,701      $1,617,161
Expenses...........................     1,704,844       1,544,083
Income Taxes.......................        42,126          27,556
                                     -------------    -------------
Net Income.........................    $   64,731      $   45,522
                                     =============    =============
Diluted Net Income Per
  Common Share.....................    $     2.22      $     1.59
                                     =============    =============

	These pro forma results have been prepared for comparative purposes only and include certain adjustments including additional amortization expense as a result of goodwill, additional compensation and increased interest expense on acquisition debt. This pro forma does not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on November 1, 1999 or of future results of operations of the consolidated entities.


16.  Restructuring Charges

Restructuring charges are estimated expenses associated with the merger of our operations with those of Washington Homes, Inc. on January 23, 2001. Under our merger plan, administration offices in Maryland, Virginia, and North Carolina will be either closed, relocated, or combined. The merger of administration offices was completed by July 31, 2001. Expenses were accrued for salaries, severance and outplacement costs for the involuntary termination of associates, costs to close and/or relocate existing administrative offices, and lost rent and leasehold improvements. We estimated that approximately 58 associates would be terminated. We have accrued approximately $2.0 million to cover termination and related costs. Associates being terminated are primarily administrative. In addition, we accrued approximately $1.2 million to cover closing and/or relocating various administrative offices in these three states. At October 31, 2001 $1.5 million has been charged against termination costs relating to the termination of 55 associates and $0.5 million has been charged against closing and relocation costs.



17.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

	Summarized quarterly financial information for the years ended October 31, 2001 and 2000 is as follows:

                                        Three Months Ended
                              -----------------------------------------
                              October      July       April    January
                              31, 2001   31, 2001   30, 2001   31, 2001(1)
                              --------   --------   --------   ---------
                                 (In Thousands Except Per Share Data)
Revenues..................... $537,185   $509,250   $402,340   $293,188
Expenses..................... $500,243   $473,965   $379,773   $281,628
Income before income taxes... $ 36,942   $ 35,285   $ 22,567   $ 11,560
State and Federal income tax. $ 15,251   $ 14,273   $  8,507   $  4,637
Net Income................... $ 21,691   $ 21,012   $ 14,060   $  6,923
Per Share Data:
Basic:
  Net Income................. $   0.77   $   0.74   $   0.50   $   0.31
  Weighted average number of
    common shares outstanding   28,288     28,375     28,176     22,286

Assuming Dilution:
  Net Income................. $   0.74   $   0.71   $   0.48   $   0.30
  Weighted average number of
    common shares outstanding   29,227     29,623     29,472     22,732

(1) On January 23, 2001, we merged with Washington Homes, Inc.


                                        Three Months Ended
                              -----------------------------------------
                              October      July       April    January
                              31, 2000   31, 2000   30, 2000   31, 2000
                              --------   --------   --------   ---------
                                 (In Thousands Except Per Share Data)

Revenues..................... $352,483   $284,620   $241,487   $256,969
Expenses..................... $323,151   $272,362   $236,035   $252,193
Income before income taxes... $ 29,332   $ 12,258   $  5,452   $  4,776
State and Federal income tax. $ 11,170   $  4,167   $  1,994   $  1,324
Net Income................... $ 18,162   $  8,091   $  3,458   $  3,452
Per Share Data:
Basic:
  Net Income................. $   0.85   $   0.37   $   0.16   $   0.15
  Weighted average number of
    common shares outstanding   21,463     21,904     22,054     22,327

Assuming Dilution:
  Net Income................. $   0.84   $   0.37   $   0.16   $   0.15
  Weighted average number of
    common shares outstanding   21,704     21,949     22,111     22,413


18.  FINANCIAL INFORMATION OF SUBSIDIARY ISSUER AND SUBSIDIARY
     GUARANTORS

Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999 and October 2, 2000.

The Subsidiary Issuer acts as a finance and management entity thatas of October 31, 2001 had issued and outstanding approximately $97,747,000 subordinated notes, $300,000,000 senior notes and a revolving credit agreement with an outstanding balance of zero. The subordinated notes, senior notes and the revolving credit agreement are fully and unconditionally guaranteed by the Parent.

	Each of the wholly owned subsidiaries of the Parent (collectively the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary holding and licensing the "K. Hovnanian" trade name, a subsidiary engaged in homebuilding activity in Poland, our Title subsidiaries, and a joint venture (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the senior notes and revolving credit agreement of the Subsidiary Issuer.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2001
(Thousands of Dollars)

                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
Assets
Homebuilding.......................$  2,022  $   50,565 $  882,715 $     10,229 $          $  945,531
Financial Services.................                            205      117,803               118,008
Income Taxes (Payables)Receivables.  (5,067)     (3,658)    11,893       (2,449)                  719
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 378,691     375,514   (668,285)      14,513   (100,433)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$375,646  $  422,421 $  226,528 $    140,096 $ (100,433)$1,064,258
                                   ========  ========== ========== ============ ========== ==========

Liabilities
Homebuilding.......................$         $   14,679 $  161,759 $        291 $          $  176,729
Financial Services.................                                     103,569               103,569
Notes Payable......................             408,206        108                            408,314
Income Taxes Payable...............
Stockholders' Equity............... 375,646        (464)    64,661       36,236   (100,433)   375,646
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$375,646  $  422,421 $  226,528 $    140,096 $ (100,433)$1,064,258
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2000
(Thousands of Dollars)

                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
Assets
Homebuilding.......................$    (63) $  76,648  $ 717,484   $    8,002  $          $ 802,071
Financial Services.........                                   994       70,476                71,470
Income Taxes (Payables)Receivables.  (4,585)    (5,873)    12,567       (2,109)
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 268,007    353,115   (473,872)         577   (147,827)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$263,359  $ 423,890  $ 257,173  $    76,946  $(147,827) $ 873,541
                                   ========  ========== ========== ============ ========== ==========

Liabilities
Homebuilding.......................$         $  11,533  $ 122,807  $     1,060  $          $ 135,400
Financial Services.................                           457       61,114                61,571
Notes Payable......................            409,041         98                            409,139
Income Taxes Payable...............                         4,072                              4,072
Stockholders' Equity............... 263,359      3,316    129,739       14,772   (147,827)   263,359
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$263,359  $ 423,890  $ 257,173  $    76,946  $(147,827) $ 873,541
                                   ========  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED OCTOBER 31, 2001
(Thousands of Dollars)

                                                       Guarantor   Non-
                                           Subsidiary  Subsid-   Guarantor      Elimin-     Consol-
                                  Parent    Issuer     iaries    Subsidiaries   ations      idated
                                  -------  ---------- ---------- ------------ ----------  ----------
Revenues:
  Homebuilding....................$        $      431 $1,701,394 $     46,190 $  (37,480) $1,710,535
  Financial Services..............                        10,391       21,037                 31,428
  Intercompany Charges............             96,368     30,480                (126,848)
  Equity In Pretax Income of
    Consolidated Subsidiaries.....106,354                                       (106,354)
                                  -------  ---------- ---------- ------------ ----------  ----------
    Total Revenues................106,354      96,799  1,742,265       67,227   (270,682)  1,741,963
                                  -------  ---------- ---------- ------------ ----------  ----------

Expenses:
  Homebuilding....................             96,799  1,637,238        8,935   (128,806)  1,614,166
  Financial Services..............                         5,748       15,821       (126)     21,443
                                  -------  ---------- ---------- ------------ ----------  ----------
    Total Expenses................             96,799  1,642,986       24,756   (128,932)  1,635,609
                                  -------  ---------- ---------- ------------ ----------  ----------

Income (Loss) Before Income Taxes106,354                  99,279       42,471   (141,750)    106,354

State and Federal Income Taxes....42,668          109     39,278       16,448    (55,835)     42,668
                                  -------  ---------- ---------- ------------ ----------  ----------
Net Income (Loss)................$63,686   $     (109)$   60,001 $     26,023 $  (85,915) $   63,686
                                  =======  ========== ========== ============ ==========  ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED OCTOBER 31, 2000
(Thousands of Dollars)

                                                       Guarantor   Non-
                                           Subsidiary  Subsid-   Guarantor      Elimin-     Consol-
                                  Parent    Issuer     iaries    Subsidiaries   ations      idated
                                  -------  ---------- ---------- ------------ ----------  ----------
Revenues:
  Homebuilding....................$        $      391 $1,112,173 $   21,397   $ (17,726)  $1,116,235
  Financial Services..............                         6,028     13,296                   19,324
  Intercompany Charges............             82,051     34,505               (116,556)
  Equity In Pretax Income of
    Consolidated Subsidiaries..... 51,818                                       (51,818)
                                  -------  ---------- ---------- ------------ ----------  ----------
    Total Revenues................ 51,818      82,442  1,152,706     34,693    (186,100)   1,135,559
                                  -------  ---------- ---------- ------------ ----------  ----------

Expenses:
  Homebuilding....................             66,232  1,094,207      2,831     (99,279)   1,063,991
  Financial Services..............                         4,591     15,426        (267)      19,750
                                  -------  ---------- ---------- ------------ ----------  ----------
    Total Expenses................             66,232  1,098,798     18,257     (99,546)   1,083,741
                                  -------  ---------- ---------- ------------ ----------  ----------

Income (Loss) Before Income Taxes. 51,818      16,210     53,908     16,436     (86,554)      51,818

State and Federal Income Taxes.... 18,655       6,616     18,438      5,757     (30,811)      18,655
                                  -------  ---------- ---------- ------------ ----------  ----------
Net Income (Loss).................$33,163  $    9,594 $   35,470 $   10,679   $ (55,743)  $   33,163
                                  =======  ========== ========== ============ ==========  ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED OCTOBER 31, 1999
(Thousands of Dollars)

                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$  (159) $   1,120  $ 922,333  $    22,767  $ (20,405) $ 925,656
  Financial Services...............                        3,561       17,197                20,758
  Intercompany Charges.............            91,695         72                 (91,767)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 50,776                                       (50,776)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  50,617     92,815    925,966       39,964   (162,948)   946,414
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................            90,111    865,736        2,248    (81,997)   876,098
  Financial Services...............                        2,757       17,370       (428)    19,699
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            90,111    868,493       19,618    (82,425)   895,797
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 50,617      2,704     57,473       20,346    (80,523)    50,617

State and Federal Income Taxes..... 19,674        917     21,453        7,771    (30,141)    19,674
Extraordinary Loss.................   (868)      (868)                               868       (868)
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$30,075  $     919  $  36,020  $    12,575  $ (49,514) $  30,075
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2001
(Thousands of Dollars)

                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................$ 63,686   $   (109)$   60,001 $     26,023 $  (85,915) $ 63,686
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities.. 102,908     99,063   (264,122)     (50,381)    85,915   (26,617)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities.......... 166,594     98,954   (204,121)     (24,358)              37,069

Net Cash Provided By (Used In)
  Investing Activities.............. (49,622)    (3,770)    13,399          264              (39,729)

Net Cash Provided By (Used In)
  Financing Activities..............  (6,215)       114    (59,555)      41,212              (24,444)

Intercompany Investing and Financing
  Activities - Net..................(110,684)  (118,767)   243,387      (13,936)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease).............      73    (23,469)    (6,890)       3,182              (27,104)
In Cash and Cash Equivalents Balance,
  Beginning of Period...............     (63)    17,629     22,506        3,181               43,253
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period..................... $    10   $ (5,840) $  15,616  $     6,363             $ 16,149
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
                                     ========  ========= ========== ============ ========== ==========


19. Subsequent Event (Unaudited)

On December 19, 2001 we entered into a purchase agreement with The Forecast Group, L.P. ("TFG"), a California homebuilder, to acquire certain assets and assume related liabilities for an estimated purchase price of $176.0 million plus the assumption of debt net of cash acquired. The transaction closed on January 10, 2002 but the final purchase price is subject to adjustment based on financial performance through January 31, 2002. Under the terms of the agreement the partners in TFG received $45.5 million of Hovnanian restricted Class A Common Stock amounting to approximately 2,200,000 shares and the balance in cash.