Form 10-Q
period 2002-01-31
HOVNANIAN ENTERPRISES INC
filed 2002-03-07
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 2002  or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 22,880,508 Class A Common Shares and 7,463,792 Class B Common Shares were outstanding as of February 28, 2002.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE
NUMBER

PART I.   Financial Information
     Item l.  Financial Statement:

              Consolidated Balance Sheets at January 31,
                2002 (unaudited) and October 31, 2001              3

              Consolidated Statements of Income for the three
                months ended January 31, 2002 and 2001
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the three months ended January 31, 2002
                (unaudited)                                        6

              Consolidated Statements of Cash Flows for
                the three months ended January 31, 2002
                and 2001 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                     16

PART II.  Other Information

     Item 2c. Changes in Securities and Use of Proceeds           28

     Item 6.  Exhibits and reports on Form 8K filed during
                 the quarter for  which this report is filed      28

Signatures                                                        29

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                   January 31,    October 31,
          ASSETS                                       2002           2001
                                                   -----------    -----------
                                                   (unaudited)
Homebuilding:
  Cash and cash equivalents....................... $   37,646     $   10,173
                                                   -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
     development..................................    798,403        593,149
    Land and land options held for future
      development or sale.........................    141,427        146,965
                                                   -----------    -----------
      Total Inventories...........................    939,830        740,114
                                                   -----------    -----------

  Receivables, deposits, and notes................     51,925         75,802
                                                   -----------    -----------

  Property, plant, and equipment - net............     30,864         30,756
                                                   -----------    -----------

  Senior Residential rental properties - net......      9,794          9,890
                                                   -----------    -----------

  Prepaid expenses and other assets...............     85,448         46,178
                                                   -----------    -----------

  Goodwill........................................     81,725         32,618
                                                   -----------   ------------
      Total Homebuilding..........................  1,237,232        945,531
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      4,243          5,976
  Mortgage loans held for sale....................     82,155        105,567
  Other assets....................................      6,686          6,465
                                                   -----------    -----------
      Total Financial Services....................     93,084        118,008
                                                   -----------    -----------

Income Taxes Receivable - Including deferred tax
  benefits........................................                       719
                                                   -----------    -----------
Total Assets...................................... $1,330,316     $1,064,258
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                     January 31,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2002         2001
                                                     -----------  -----------
                                                     (unaudited)
Homebuilding:
  Nonrecourse land mortgages........................ $   11,862   $   10,086
  Accounts payable and other liabilities............    149,630      124,125
  Customers' deposits...............................     42,805       39,114
  Nonrecourse mortgages secured by operating
    properties......................................      3,360        3,404
                                                     -----------  -----------
      Total Homebuilding............................    207,657      176,729
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      5,052        5,264
  Mortgage warehouse line of credit.................     68,468       98,305
                                                     -----------  -----------
      Total Financial Services......................     73,520      103,569
                                                     -----------  ----------
Notes Payable:
  Revolving and term credit agreements..............    200,600
  Senior notes......................................    296,895      296,797
  Subordinated notes................................     99,747       99,747
  Accrued interest..................................     10,639       11,770
                                                     -----------  -----------
      Total Notes Payable...........................    607,881      408,314
                                                     -----------  -----------
Income Taxes Payable................................      1,517
                                                     -----------  -----------
      Total Liabilities.............................    890,575      688,612
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 26,925,569 shares
    at January 2002 and 24,599,379 shares at
    October 2001 (including 4,295,621 shares
    at January 2002 and 4,195,621 shares at
    October 2001 held in Treasury)..................        268          246
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 7,810,100 shares at
    January 2002 and 7,818,927 shares at October
    2001 (including 345,874 shares held in Treasury)         78           78
  Paid in Capital...................................    147,921      100,957
  Retained Earnings.................................    328,267      310,106
  Deferred Compensation.............................        (90)        (127)
  Treasury Stock - at cost..........................    (36,703)     (35,614)
                                                     -----------  -----------
      Total Stockholders' Equity....................    439,741      375,646
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity.......... $1,330,316   $1,064,258
                                                     ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(unaudited)
                                         Three Months Ended
                                             January 31,
                                         -------------------
                                            2002      2001
                                         --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $443,098  $283,405
    Land sales and other revenues......     2,167     4,245
                                         --------- ---------
      Total Homebuilding...............   445,265   287,650
  Financial Services...................     8,987     5,538
                                         --------- ---------
      Total Revenues...................   454,252   293,188
                                         --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   351,673   225,735
    Selling, general and administrative    37,649    28,225
    Inventory impairment loss..........       905       174
 					 --------- ---------
      Total Homebuilding...............   390,227   254,134

  Financial Services...................     5,359     3,780

  Corporate General and Administration.    10,876     9,878

  Interest.............................    13,702     9,505

  Other Operations.....................     4,291     1,851

  Restructuring Charges................               2,480
                                         --------- ---------
      Total Expenses...................   424,455   281,628
                                         --------- ---------
Income Before Income Taxes.............    29,797    11,560
                                         --------- ---------
State and Federal Income Taxes:
  State................................     1,873       399
  Federal..............................     9,763     4,238
                                         --------- ---------
    Total Taxes........................    11,636     4,637
                                         --------- ---------
Net Income.............................  $ 18,161  $  6,923
                                         ========= =========
Per Share Data:
Basic:
  Income per common share..............  $   0.63  $   0.31
  Weighted average number of common
    shares outstanding.................    28,965    22,286
Assuming dilution:
  Income per common share..............  $   0.60  $   0.30
  Weighted average number of common
    shares outstanding.................    30,456    22,732

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In   Retained  Deferred  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital   Earnings    Comp    Stock      Total
                           -----------  ------  -----------  ------  --------  --------  --------  --------  --------
Balance, October 31, 2001. 20,403,758     $246    7,473,053     $78  $100,957  $310,106  $  (127)  $(35,614) $375,646

Acquisitions.............   2,208,738       22                         45,692                                  45,714

Sale of common stock
  under employee stock
  option plan............      46,905                                     324                                     324

Stock bonus plan.........      61,720                                     948                                     948
Conversion of Class B to
  Class A Common Stock....      8,827                (8,827)

Deferred compensation.....                                                                    37                   37

Treasury stock purchases
  adjustment.............    (100,000)                                                               (1,089)   (1,089)

Net Income................                                                       18,161                        18,161
                           -----------  ------  -----------  ------  --------  --------  --------  --------  --------
Balance, January 31, 2002  22,629,948     $268    7,464,226     $78  $147,921  $328,267  $   (90)  $(36,703) $439,741
  (unaudited)              ===========  ======  ===========  ======  ========  ========  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
(unaudited)
                                                        Three Months Ended
                                                            January 31,
                                                       ---------------------
                                                          2002       2001
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  18,161  $   6,923
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation....................................     1,658      1,965
      Amortization of goodwill........................                  669
      (Gain) on sale and retirement of property
        and assets....................................        (3)       (40)
      Deferred income taxes...........................       (71)       145
      Impairment losses...............................       905        174
      Decrease (increase) in assets:
        Mortgage notes receivable.....................    26,334     19,205
        Receivables, prepaids and other assets........     3,637    (22,211)
        Inventories...................................    19,489     (9,514)
      Increase (decrease) in liabilities:
        State and Federal income taxes................     2,307       (544)
        Customers' deposits...........................     3,594        932
        Interest and other accrued liabilities........   (15,288)    (7,587)
        Post development completion costs.............      (832)     1,964
        Accounts payable..............................     5,488     (6,642)
                                                       ---------- ----------
          Net cash provided by (used in) operating
            activities................................    65,379    (14,561)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......       136          7
  Purchase of property, equipment and other
    fixed assets......................................    (1,353)    (1,073)
  Acquisition of homebuilding companies...............  (120,677)   (36,936)
  Investment in and advances to unconsolidated
    affiliates........................................    (1,948)       (12)
                                                       ---------- ----------
          Net cash (used in) investing activities.....  (123,842)   (38,014)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   706,120    480,328
  Principal payments on mortgages and notes...........  (622,315)  (435,664)
  Purchase of treasury stock..........................    (1,089)        67
  Proceeds from sale of stock and employee stock plans     1,487        683
                                                       ---------- ----------
          Net cash provided by financing
            activities................................    84,203     45,414
                                                       ---------- ----------
Net Increase (Decrease) In Cash and Cash Equivalents..    25,740     (7,161)
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................    16,149     43,253
                                                       ---------- ----------
Cash and Cash Equivalent Balance, End Of Period....... $  41,899   $ 36,092
                                                       ========== ==========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

	2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended
                                 January 31,
                              -------------------
                                2002       2001
                              --------   --------
                            (Dollars in Thousands)

Interest Capitalized at
  Beginning of Period......... $ 25,124   $ 25,694
Plus Acquired Entity Interest.               3,604
Plus Interest Incurred(1)(2)..   11,477     11,572
Less Interest Expensed(2).....   13,702      9,505
                               --------   --------
Interest Capitalized at
  End of Period(2)............ $ 22,899   $ 31,365
                               ========   ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered and when land is not under active development.

3.  Homebuilding accumulated depreciation at January 31, 2002 and
October 31, 2001 amounted to $18,612,000 and $18,367,000, respectively. Senior residential rental property accumulated depreciation at January 31, 2002 and October 31, 2001 amounted to $2,757,000 and $2,688,000, respectively.

4. We record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. We wrote off such costs in the amount of $801,000 in the Mid South, $20,000 in the Northeast Region, and $84,000 in North Carolina during the three months ended January 31, 2002. We also wrote off such costs in the amount of $63,000 in the Northeast Region and $111,000 in Metro D. C. during the three months ended January 31, 2001. Residential inventory impairment losses and option write offs are reported in the Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

5. We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. As of January 31, 2002 and October 31, 2001, respectively, we are obligated under various performance letters of credit amounting to $10,573,000 and $10,223,000.

	6. We have an unsecured Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $440,000,000 through July 2004. Interest is payable monthly and at various rates of either the prime rate plus 0.40% or LIBOR plus 1.85%. In addition, we pay a fee equal to 0.375% per annum on the weighted average unused portion of the line. As of January 31, 2002 and October 31, 2001, there was an outstanding balance of $35,600,000 and zero, respectively.

7. On January 22, 2002 we issued a $165,000,000 Term Loan to a group of banks which is due January 22, 2007. Interest is payable monthly at either the prime rate plus 1.25% or LIBOR plus 2.5%. The proceeds from the issuance of the Term Loan were primarily used to partially fund the acquisition of the California operations of The Forecast Group, L.P. ("Forecast"). See Note 8 below.

8. On January 23, 2001 we merged with Washington Homes, Inc. for a total purchase price of $87.4 million, of which $38.5 million was paid in cash and 6,352,900 shares of our Class A Common Stock were issued. At the date of acquisition we loaned Washington Homes, Inc. approximately $57.0 million to pay off their third party debt.

On January 10, 2002 we acquired the California homebuilding operations of Forecast for an estimated total purchase price of $196.5 million, of which $151.0 million will be paid in cash (including an estimated adjustment based on Forecast's earnings through January 31, 2002) and 2,208,738 shares of Class A Common Stock were issued. We acquired Forecast to expand our California homebuilding operations. In addition, we have an option to purchase additional land parcels owned by Forecast for a price of $49.0 million. At the date of the acquisition we also paid off approximately $88.0 million of Forecast's third party debt. The total purchase price amounted to $90.4 million over Forecast's book value, of which $22.8 million was added to inventory to reflect fair value, $18.5 million was paid for two option agreements, a two year consultant's agreement, and a three year right of first refusal agreement, and the balance recorded as goodwill.

A Forecast condensed balance sheet (including the effects of purchase accounting adjustments) as of the acquisition date is as follows (in thousands):

                                  January 10,
                                     2002
                                  -----------

Cash and cash equivalents........ $   10,209
Inventories......................    220,110
Goodwill.........................     49,107
Prepaids and other assets........     20,676
                                  -----------
     Total Assets                 $  300,102
                                  ===========

Accounts payable and other
  liabilities.................... $   35,028
Revolving credit agreement.......    219,574
Stockholders' equity.............     45,500
                                  -----------
     Total Liabilities and
       Stockholders' Equity...... $  300,102
                                  ===========


The merger with Washington Homes, Inc. and acquisition of Forecast were accounted for as purchases with the results of operations of these entities included in our consolidated financial statements as of the date of the merger and acquisition. The purchase price was allocated based on estimated fair value at the date of the merger and acquisition. An intangible asset equal to the excess purchase price over the fair value of the net assets of $12.8 million and $49.1 million for Washington Homes and Forecast, respectively, were recorded as goodwill on the consolidated balance sheet. The Washington Homes amount was being amortized on a straight line basis over a period of ten years during fiscal 2001. On November 1, 2001 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result of adopting SFAS No. 142, goodwill is no longer amortized.

The following unaudited pro forma financial data for the three months ended January 31, 2002 and 2001 has been prepared as if the merger with Washington Homes, Inc. on January 23, 2001 and the acquisition of Forecast on January 10, 2002 had occurred on November 1, 2000. Unaudited pro forma financial data is presented for information purposes only and may not be indicative of the actual amounts had the events occurred on the dates listed above, nor does it purport to represent future periods (in thousands).

                                      Three Months Ended January 31,
                                      ------------------------------
                                          2002               2001
                                      -----------        -----------
Revenues.............................  $ 518,601          $ 447,823
Expenses.............................    483,440            430,089
Income Taxes.........................     13,734              6,369
                                      -----------        -----------
Net Income...........................  $  21,427          $  11,365
                                      ===========        ===========
Diluted Net Income Per Common Share..  $    0.67          $    0.37
                                      ===========        ===========

9. Restructuring Charges - Restructuring charges are estimated expenses associated with the merger of our operations with those of Washington Homes, Inc. as a result of the merger on January 23, 2001.
Under our merger plan, administration offices in Maryland, Virginia, and North Carolina were either closed, relocated, or combined. The merger of administration offices was completed by July 31, 2001. At January 31, 2001, expenses were accrued for salaries, severance and outplacement costs for the involuntary termination of associates, costs to close and/or relocate existing administrative offices, and lost rent and leasehold improvements. During the year ended October 31, 2001 our estimate for restructuring charges was increased to a total of $3.2 million. We have provided for the termination of 65 associates. We accrued approximately $2.0 million to cover termination and related costs. Associates being terminated were primarily administrative. In addition, we accrued approximately $1.2 million to cover closing and/or relocation of various administrative offices in these three states. Such amounts are included in accounts payable and other liabilities in the accompanying financial statements. $305,000 was charged against the reserve during the three months ended January 31, 2002. At January 31, 2002 $1.7 million has been charged against termination costs relating to the termination of 62 associates and $0.7 million has been charged against office closings and relocation costs.

	10. Intangible Assets - As reported on the balance sheet we have goodwill totaling $81.7 million. We have no other intangible assets. During the three months ended January 31, 2002 we added $49.1 million of goodwill as a result of the Forecast acquisition. Goodwill deductible for income tax purposes is approximately $550,000 for the three months ended January 31, 2002. Amortization of good will in the amount of $669,000 was recorded for the three month period ended January 31, 2001 and is also included in other operations in the accompanying financial statements. After tax the goodwill amortization for the three months ended January 31, 2001 amounted to approximately $450,000, which if eliminated from net income would have increased earnings per share approximately $0.02.

	In accordance with SFAS No. 142 the Company no longer amortizes goodwill but instead reviews goodwill quarterly for impairment. The impairment test uses a fair value approach rather than the undiscounted cash flows approach. The Company has determined that goodwill was not impaired as of January 31, 2002.

11. Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999 and October 2, 2000.

The Subsidiary Issuer acts as a finance and management entity that as of January 31, 2002 had issued and outstanding approximately $99,747,000 subordinated notes, $300,000,000 senior notes, a revolving credit agreement with an outstanding balance of $35,600,000, and a term loan with an outstanding balance of $165,000,000. The subordinated notes, senior notes, the revolving credit agreement, and term loan are fully and unconditionally guaranteed by the Parent.

	Each of the wholly owned subsidiaries of the Parent (collectively the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary holding and licensing the "K. Hovnanian" trade name, a subsidiary engaged in homebuilding activity in Poland, our title subsidiaries, and joint ventures (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the senior notes and the revolving credit agreement of the Subsidiary
Issuer.

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


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
JANUARY 31, 2002
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.......................$  (884)  $   77,788 $1,151,588 $      8,740 $          $1,237,232
Financial Services.................                            206       92,878                93,084
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 445,161     534,071   (873,503)      17,520  (123,249)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$444,277  $  611,859 $  278,291 $    119,138 $(123,249) $1,330,316
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$         $    6,411 $  201,155 $         91 $          $  207,657
Financial Services.................                                      73,520                73,520
Notes Payable......................             607,697        184                            607,881
Income Taxes Payable...............   4,536       4,192     (9,825)       2,614                 1,517
Stockholders' Equity............... 439,741      (6,441)    86,777       42,913  (123,249)    439,741
                                   -------- ----------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$444,277  $  611,859 $  278,291 $    119,138 $(123,249) $1,330,316
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2001
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
Assets
Homebuilding.......................$  2,022  $  50,565  $ 882,715   $   10,229  $          $  945,531
Financial Services.................                           205      117,803                118,008
Income Taxes (Payables)Receivables.  (5,067)    (3,658)    11,893       (2,449)                   719
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 378,691    375,514   (668,285)      14,513   (100,433)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$375,646  $ 422,421  $ 226,528  $   140,096  $(100,433) $1,064,258
                                   ========  ========== ========== ============ ========== ==========

Liabilities
Homebuilding.......................$         $  14,679  $ 161,759  $       291  $          $  176,729
Financial Services.................                                    103,569                103,569
Notes Payable......................            408,206        108                             408,314
Stockholders' Equity............... 375,646       (464)    64,661       36,236   (100,433)    375,646
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$375,646  $ 422,421  $ 226,528  $   140,096  $(100,433) $1,064,258
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2002
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     145  $ 444,636  $     5,533  $  (5,049) $ 445,265
  Financial Services ..............                        1,362        7,625                 8,987
  Intercompany Charges.............            30,259      2,483                 (32,742)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 29,797                                       (29,797)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues.................$29,797  $  30,404  $ 448,481  $    13,158  $ (67,588) $ 454,252
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................            30,404    423,934          575    (35,817)   419,096
  Financial Services...............                          558        5,246       (445)     5,359
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            30,404    424,492        5,821    (36,262)   424,455
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 29,797                23,989        7,337    (31,326)    29,797

State and Federal Income Taxes..... 11,636         27      9,349        2,795    (12,171)    11,636
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$18,161  $     (27) $  14,640  $     4,542  $ (19,155) $  18,161
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2001
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      65  $ 286,281  $     7,516  $  (6,212) $ 287,650
  Financial Services...............                        2,018        3,520                 5,538
  Intercompany Charges.............            30,410     (1,954)                (28,456)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 11,560                                       (11,560)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  11,560     30,475    286,345       11,036    (46,228)   293,188
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding and Other...........            29,913    283,085        1,254    (36,404)   277,848
  Financial Services...............                        1,288        2,589        (97)     3,780
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            29,913    284,373        3,843    (36,501)   281,628
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 11,560        562      1,972        7,193     (9,727)    11,560

State and Federal Income Taxes.....  4,637        352         70        2,814     (3,236)     4,637
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$ 6,923  $     210  $   1,902  $     4,379  $  (6,491) $   6,923
                                   =======  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2002
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 18,161  $     (27) $  14,640 $     4,542  $ (19,155) $  18,161
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  92,738      9,132   (100,389)     26,582     19,155     47,218
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 110,899      9,105    (85,749)     31,124                65,379

Net Cash Provided by (Used In)
  Investing Activities............... (43,340)    (1,033)   (79,395)        (74)             (123,842)
Net Cash Provided By(Used In)
  Financing Activities...............  (1,089)   200,698    (85,428)    (29,978)               84,203

Intercompany Investing and Financing
Activities - Net..................... (66,470)  (188,816)   258,293      (3,007)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................             19,954      7,721      (1,935)               25,740
Cash and Cash Equivalents Balance,
  Beginning of Period................      10     (5,840)    15,616       6,363                16,149
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     10  $  14,114  $  23,337 $     4,428  $          $  41,889
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
                                     ========  ========= ========== ============ ========== ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

	Our cash uses during the three months ended January 31, 2002 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, the repurchase of common stock, and the acquisition of the California operations of The Forecast Group, L.P. ("Forecast"). We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of a term loan, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	On December 31, 2000, our stock repurchase program to purchase up to 4 million shares of Class A Common Stock expired. As of December 31, 2000, 3,391,047 shares had been purchased under this program. On July
3, 2001, our Board of Directors authorized a revision to our stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of January 31, 2002, 558,700 have been purchased under this program.

	Our homebuilding bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of up to $440,000,000 through July 2004. Interest is payable monthly and at various rates of either the prime rate plus .40% or Libor plus 1.85%. We believe that we will be able either to extend the Agreement beyond July 2004 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. As of January 31, 2002, borrowings under the Agreement were $35,600,000.

	The subordinated indebtedness issued by us and outstanding as of January 31, 2002 was $99,747,000 9 3/4% Subordinated Notes due June 2005. The senior indebtedness issued by us and outstanding as of January 31, 2002 was $150,000,000 10 1/2% Senior Notes due October 2007 and $150,000,000 9 1/8% Senior Notes due May 2009.

	On January 22, 2002 we issued a $165,000,000 Term Loan to a group of banks which is due January 22, 2007. Interest is payable monthly at either the prime rate plus 1.25% or LIBOR plus 2.5%. The proceeds from the issuance of the Term Loan were primarily used to partially fund the acquisition of the California operations of Forecast.

	Our mortgage banking subsidiary borrows under a $110,000,000 bank warehousing arrangement which expires in July 2002. Interest is payable monthly at the Federal Funds Rate plus 1.125%. We believe that we will be able either to extend this agreement beyond July 2002 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of our subsidiaries. As of January 31, 2002, the aggregate principal amount of all such borrowings was $70,728,000.

Total inventory increased $199,716,000 during the three months ended January 31, 2002. The increase in inventory was primarily due to the acquisition of Forecast. In addition inventory levels increased slightly in most of our other housing markets. Substantially all homes under construction or completed and included in inventory at January 31, 2002 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, term loan, and senior and subordinated indebtedness.

	We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of a small option fee and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced.


The following table summarizes housing lots included in our residential real estate. The January 31, 2002 numbers exclude lots owned and options in locations that we have ceased development.

                               Active   Contracted    Active    Proposed    Grand Total
                     Active    Selling     Not         Lots    Developable     Lots
                  Communities   Lots    Delivered   Available     Lots        Available
                  -----------  -------  ----------  ---------  -----------  -----------
January 31, 2002:

Northeast Region..         23    5,431       1,104      4,327       10,262       14,589
North Carolina....         57    4,519         522      3,997        2,224        6,221
Metro D.C.........         35    3,578         779      2,799        4,701        7,500
California........         35    4,438         568      3,870        3,413        7,283
Texas.............         34    1,638         219      1,419          940        2,359
Mid South.........         18    1,194         108      1,086           --        1,086
                  -----------  -------  ----------  ----------  ----------  -----------
                          202   20,798       3,300     17,498       21,540       39,038
                  ===========  =======  ==========  ==========  ==========  ===========
   Owned..........              10,996       2,883      8,113        2,859       10,972
   Optioned.......               9,802         417      9,385       18,681       28,066
                               -------  ----------  ----------  ----------  -----------
     Total........              20,798       3,300     17,498       21,540       39,038
                               =======  ==========  ==========  ==========  ===========

                               Active   Contracted    Active    Proposed    Grand Total
                     Active    Selling     Not         Lots    Developable     Lots
                  Communities   Lots    Delivered   Available     Lots        Available
                  -----------  -------  ----------  ---------  -----------  -----------
October 31, 2001:

Northeast Region..         23    5,561       1,136      4,425       10,314       14,739
North Carolina....         54    4,264         534      3,730        2,312        6,042
Metro D.C.........         34    2,622         779      1,843        4,946        6,789
California........          8    1,499         172      1,327          171        1,498
Texas.............         35    1,788         263      1,525        1,040        2,565
Mid South.........         18    1,279         122      1,157           --        1,157
Other.............         --       17           3         14          992        1,006
                  -----------  -------  ----------  ----------  ----------  -----------
                          172   17,030       3,009     14,021       19,775       33,796
                  ===========  =======  ==========  ==========  ==========  ===========
   Owned..........               6,918       2,525      4,393        4,035        8,428
   Optioned.......              10,112         484      9,628       15,740       25,368
                               -------  ----------  ----------  ----------  -----------
     Total........              17,030       3,009     14,021       19,775       33,796
                               =======  ==========  ==========  ==========  ===========
</TABLE




	The following table summarizes our started or completed unsold homes and models:

                            January 31,               October 31,
                                2002                     2001
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    71       45     116       69       48     117
North Carolina......   173       36     209      205       41     246
Metro D.C...........    32       21      53       27       27      54
California..........   231       35     266       60       11      71
Texas...............   234       14     248      215       15     230
Mid South...........    38       22      60       54       22      76
Other..............     --       --      --        7       --       7
                     ------   ------   -----   ------   ------   -----
  Total                779      173     952      637      164     801
                     ======   ======   =====   ======   ======   =====

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $78,698,000 and $105,174,000 at January 31, 2002 and October 31, 2001, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale are being held as an investment. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2002
COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2001

	Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, southern New
York state and eastern Pennsylvania), North Carolina, Metro D.C.
(northern Virginia and Maryland), California, Texas, and the Mid-south
(Tennessee, Alabama, and Mississippi). In addition, we provide financial services to our homebuilding customers.


Total Revenues:

	Compared to the same prior period, revenues increased (decreased) as follows:

                                       Three Months Ended
                             ------------------------------------------
                             January    January     Dollar   Percentage
                             31, 2002   31, 2001    Change     Change
                             --------   --------   --------  ----------
                                 (Dollars in Thousands)
Homebuilding:
  Sale of homes............. $443,098   $283,405   $159,693     56.4 %
  Land sales and other
   revenues.................    2,167      4,245     (2,078)   (49.0)%
Financial services..........    8,987      5,538      3,449     62.3 %
                             --------   --------   --------  ---------
     Total Revenues......... $454,252   $293,188   $161,064     54.9 %
                             ========   ========   ========  =========


Homebuilding:

	Revenues from the sale of homes increased $159.7 million or 56.4% during the three months ended January 31, 2002, compared to the same period last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.


	Information on homes delivered by market area is set forth below:

                        Three Months Ended
                           January 31,
                        -------------------
                          2002       2001
                        ---------  --------
                       (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $132,769  $123,626
  Homes Delivered......       421       427

North Carolina:(2)
  Housing Revenues.....  $ 56,681  $ 31,798
  Homes Delivered......       298       180

Metro D.C.:(2)
  Housing Revenues.....  $ 70,392  $ 36,691
  Homes Delivered......       263       162

California:(1)
  Housing Revenues.....  $114,642  $ 44,314
  Homes Delivered......       440       106

Texas:
  Housing Revenues.....  $ 54,526  $ 37,810
  Homes Delivered......       237       177

Mid South:(2)
  Housing Revenues.....  $ 13,635  $  3,077
  Homes Delivered......        85        22

Other:
  Housing Revenues.....  $    453  $  6,089
  Homes Delivered......         6        48

Totals:
  Housing Revenues.....  $443,098  $283,405
  Homes Delivered......     1,750     1,122

(1) January 31, 2002 includes Forecast deliveries beginning on January 10, 2002.
(2) January 31, 2001 includes Washington Homes deliveries beginning on January 24, 2001.


	The increase in housing revenues was primarily due to the acquisition of Forecast Group, increased deliveries in North Carolina, Metro D.C., Texas, California, and the Mid South and an increase in average sales prices in the Northeast Region, North Carolina, Metro
D.C., the Mid South and Texas markets.


	Important indicators of the future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog (using base sales prices) by market area are set forth below:

                        Sales Contracts for the
                          Three Months Ended       Contract Backlog
                             January 31,           as of January 31,
                        -----------------------   --------------------
                           2002          2001        2002       2001
                        ---------     ---------   ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $109,689      $125,433    $317,189   $327,437
  Homes...............       393           479       1,132      1,201

North Carolina:(2)
  Dollars.............  $ 53,794      $ 41,651    $100,708   $102,786
  Homes...............       286           233         522        570

Metro D.C.:(2)
  Dollars.............  $ 78,993      $ 32,009    $217,487   $193,098
  Homes...............       263           130         779        786

California:(1)
  Dollars.............  $ 84,122      $ 65,547    $144,061   $ 82,106
  Homes...............       301           182         568        227

Texas:
  Dollars.............  $ 43,827      $ 37,177    $ 56,471   $ 62,754
  Homes...............       193           175         219        280

Mid South:(2)
  Dollars.............  $ 11,025      $  3,806    $ 17,120   $ 17,037
  Homes...............        71            29         108        106

Other:
  Dollars.............  $    340      $    857    $     --  $ 10,011
  Homes...............         3            22          --        60

Totals:
  Dollars.............  $381,790      $306,480    $853,036   $795,229
  Homes...............     1,510         1,250       3,328      3,230

(1) January 31, 2002 includes Forecast sales contracts signed from January 10, 2002 and Forecast's entire contract backlog.
(2) January 31, 2001 includes Washington Homes sales contracts signed beginning on January 24, 2001 and Washington Homes entire contract backlog.


During February 2002 we signed an additional 931 contracts compared to 949 in the same month last year. The February 2002 contracts along with our contract backlog at January 31, 2002 and deliveries for the three months ended January 31, 2002 amount to approximately 67% of our planned deliveries for fiscal 2002.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended
                                  January 31,
                              -------------------
                                2002       2001
                              --------   --------
                             (Dollars in Thousands)

Sale of Homes................ $443,098   $283,405
Cost of Sales................  351,391    222,834
                              --------   --------
Housing Gross Margin......... $ 91,707   $ 60,571
                              ========   ========

Gross Margin Percentage......    20.7%      21.4%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended
                                   January 31,
                              -------------------
                                2002       2001
                              --------   --------
Sale of Homes................  100.0%     100.0%
                              --------   --------
Cost of Sales:
      Housing, land &
        development costs....   71.2%      70.5%
      Commissions............    2.2%       2.2%
      Financing concessions..    1.1%       0.9%
      Overheads..............    4.8%       5.0%
                              --------   --------
Total Cost of Sales..........   79.3%      78.6%
                              --------   --------
Gross Margin.................   20.7%      21.4%
                              ========   ========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. Ignoring the effect of the Forecast acquisition, we achieved substantially higher gross margins on a market-by-market basis during the three months ended January 31, 2002 compared to the same period last year. These increased margins are a result of higher sales prices, lower costs, and certain changes in product mix.

	However, the consolidated gross margin fell 0.7% from the first quarter of fiscal 2001 as a direct result of both the Forecast acquisition on January 10, 2002 and the merger with Washington Homes which closed on January 23, 2001. The merger with Washington Homes significantly increased the number of deliveries in markets that have lower average gross margins. As anticipated at the time of the Washington Homes merger, the effect of these lower margins caused a decline in aggregate gross margin in each of the Company's past four fiscal quarters, including the last three quarters of fiscal 2001, when compared with the equivalent prior year periods. Beginning with the second quarter of this year, there will no longer be any year-over-year effect on gross margins from the Washington Homes merger. Forecast's operations also has a substantially lower gross margin than the Company's average gross margin, but this is entirely due to the purchase accounting stepped-up basis which we applied to the Forecast inventory.
The gross margin achieved on Forecast's deliveries in the first quarter of fiscal 2002 was 3.7% lower as a result of the stepped-up basis.
Forecast contributed a significant number of home deliveries during the last 21 days of the first quarter of 2002, which had an impact on the Company's consolidated gross margin.

	Despite the effect of Forecast, the aggregate homebuilding gross margin for the first quarter of fiscal 2002 was down only 0.2% from the preceding fourth quarter of fiscal 2001, and was in line with the gross margin of 20.6% achieved for all fiscal 2001. Due to the effect of the stepped-up basis on the Forecast Homes assets, we expect our homebuilding gross margins for the full year in fiscal 2002 to be slightly lower than the gross margin for fiscal 2001.

	Selling, general, and administrative expenses as a percentage of total homebuilding revenues, decreased to 8.5% for the three months ended January 31, 2002 from 9.8% for the prior year's three months.
Such expenses increased $9.4 million during the three months ended
January 31, 2002 compared to the same period last year. The percentage decline was due to increase deliveries in all of our markets. The dollar increase in selling, general and administrative is primarily due to a full quarter of expenses from Washington Homes, Inc. and increased sales contracts in most of our markets.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended
                                      January 31,
                                   ------------------
                                     2002      2001
                                   --------  --------

Land and Lot Sales................ $   421   $ 3,166
Cost of Sales.....................     282     2,901
                                   --------  --------
Land and Lot Sales Gross Margin...     139       265
Interest Expense..................      65       233
                                   --------  --------
Land and Lot Sales Profit (Loss)
  Before Tax...................... $    74   $    32
                                   ========  ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three months ended January 31, 2002 financial services provided a $3.6 million profit before taxes compared to a profit of $1.8 million in 2001. This increase is primarily due to reduced costs, increased mortgage loan amounts, and the addition of a mortgage operation from the merger with Washington Homes. In addition to our wholly-owned mortgage subsidiaries, customers obtained mortgages from our mortgage joint ventures in our Texas division in 2001. In 2002 our Texas homebuyers obtained mortgages from our wholly-owned mortgage originator.


Corporate General and Administrative

	Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses decreased to 2.4% for the three months ended January 31, 2002 from 3.4% for the prior year three months. Corporate general and administrative expenses increased $1.0 million during the three months ended January 31, 2002 compared to the same period last year. The percentage decline is primarily attributed to the 56% increase in housing operations. Increases in corporate general and administrative dollar expenses are primarily attributed to higher employee costs required to provide corporate services to more operating divisions.


Interest

	Interest expense includes housing, and land and lot interest.
Interest expense is broken down as follows:

                            Three Months Ended
                               January 31,
                            ------------------
                              2002      2001
                            --------  --------

Sale of Homes.............. $13,637   $ 9,272
Land and Lot Sales.........      65       233
                            --------  --------
Total...................... $13,702   $ 9,505
                            ========  ========


	Housing interest as a percentage of sale of homes revenues slightly decreased to 3.1% for the three months ended January 31, 2002 compared to 3.3% for the three months ended January 31, 2001.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, investment property operations, amortization of senior and subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, amortization of goodwill (in 2001), employee stock bonus program, and corporate owned life insurance loan interest.


Restructuring Charges

	Restructuring charges in the first quarter of fiscal 2001 in the amount of $2.5 million are estimated expenses associated with the integration of our operations with those of Washington Homes, Inc.
These expenses are salaries, severance and outplacement costs for the termination of associates, and costs to close and relocate existing administrative offices, and lost rent and leasehold improvements.


Recent Accounting Pronouncement

	In June 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and
Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets.
Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach. We adopted SFAS 142 on November
1, 2001. As a result, goodwill amortization of $669,000 which was incurred in the three months ended January 31, 2001 will no longer be incurred in fiscal 2002. We do not anticipate that the adoption of the new statement will have a material effect on the financial position or results of operations of our Company.


Total Taxes

	Total taxes as a percentage of income before taxes amounted to approximately 39.1% and 40.1% for the three months ended January 31, 2002 and 2001, respectively. The decrease in this percentage from 2001 to 2002 is primarily attributed to a decreased effective federal income tax rate. The decreased effective rate is due primarily to a reduction in 2002 expenses that are not deductible for federal income tax purposes. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


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


Mergers and Acquisitions

	On January 23, 2001 we merged with Washington Homes, Inc. for a total purchase price of $87.4 million, of which $38.5 million was paid in cash and 6,352,900 shares of our Class A common stock were issued.
On January 10, 2002 we acquired The Forecast Group, L.P. for an estimated purchase price of $196.5 million, of which $151.0 million will be paid in cash (including an estimated adjustment based on Forecast's earnings through January 31, 2002) and 2,208,738 shares of our Class A common stock were issued. The addition of Forecast operations for slightly more than three full quarters is expected to increase revenues approximately 30% in fiscal 2002 from fiscal 2001.


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

	These risks, uncertainties, and other factors are described in detail in Item 1 and 2 Business and Properties in our Form 10-K for the year ended October 31, 2001.



PART II.  Other Information

Item 2c.  Changes in Securities and Use of Proceeds

          On January 10, 2002 we acquired the California homebuilding operations of The Forecast Group, L.P. In connection with the acquisition, we issued 2,208,738 shares of our Class A Common
          Stock. There were no underwriters associated with this transaction. These shares were issued in a private transaction in reliance upon Section 4(2) of the Securities
          Act of 1933.

Item 6.   Exhibits and Reports on Form 8-K.

b. Reports on Form 8-K.

(i) 8-K filed on January 24, 2002 which was to announce completion of The Forecast Group, L.P. acquisition on January 10, 2002.


(ii) 8-K/A filed on February 18, 2002 to.amend the 8-K file on January 24, 2002. This amendment sets forth the information rquired by Items 7(a) and 7(b) omitted from the Form 8-K.



                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  March 7, 2002                /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  March 7, 2002                /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller