Form 10-Q
period 2002-04-30
HOVNANIAN ENTERPRISES INC
filed 2002-06-13
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 2002 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 23,046,915 Class A Common Shares and 7,450,288 Class B Common Shares were outstanding as of May 31, 2002.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at April 30,
                2002 (unaudited) and October 31, 2001              3

              Consolidated Statements of Income for the three
                and six months ended April 30, 2002 and 2001
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the six months ended April 30, 2002
                (unaudited)                                        6

              Consolidated Statements of Cash Flows for
                the six months ended April 30, 2002
                and 2001 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                      17

     Item 4.  Submission of Matters to a Vote of Security
                Holders                                            29

PART II.  Other Information

     Item 6(a).  Exhibit 10 - $165 Million Term Loan Credit
                  Agreement

     Item 6(b).  Reports on Form 8K filed during the quarter
                  for which this report is filed                   29

Signatures                                                         30

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                    April 30,     October 31,
          ASSETS                                       2002           2001
                                                   -----------    -----------
                                                   (unaudited)
Homebuilding:
  Cash and cash equivalents....................... $   34,177     $   10,173
                                                   -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development.................................    848,882        593,149
    Land and land options held for future
      development or sale.........................    178,331        146,965
                                                   -----------    -----------
      Total Inventories...........................  1,027,213        740,114
                                                   -----------    -----------

  Receivables, deposits, and notes ...............     45,610         75,802
                                                   -----------    -----------

  Property, plant, and equipment - net............     29,932         30,756
                                                   -----------    -----------

  Senior residential rental properties - net......      9,697          9,890
                                                   -----------    -----------

  Prepaid expenses and other assets...............     79,625         46,178

  Goodwill........................................     82,385         32,618
                                                   -----------    -----------
      Total Homebuilding..........................  1,308,639        945,531
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      3,482          5,976
  Mortgage loans held for sale....................     58,298        105,567
  Other assets....................................     10,476          6,465
                                                   -----------    -----------
      Total Financial Services....................     72,256        118,008
                                                   -----------    -----------

Income Taxes Receivable - Including deferred tax
  benefits........................................      5,377            719
                                                   -----------    -----------
Total Assets...................................... $1,386,272     $1,064,258
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Data)
                                                       April 30,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2002         2001
                                                     -----------  -----------
                                                     (unaudited)
Homebuilding:
  Nonrecourse land mortgages........................ $    8,280   $   10,086
  Accounts payable and other liabilities............    138,414      124,125
  Customers' deposits...............................     41,135       39,114
  Nonrecourse mortgages secured by operating
    properties......................................      3,335        3,404
                                                     -----------  -----------
      Total Homebuilding............................    191,164      176,729
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      4,688        5,264
  Mortgage warehouse line of credit.................     52,784       98,305
                                                     -----------  -----------
      Total Financial Services......................     57,472      103,569
                                                     -----------  -----------
Notes Payable:
  Term loan.........................................    115,000
  Senior notes......................................    396,152      296,797
  Senior subordinated notes.........................    150,000
  Subordinated notes................................                  99,747
  Accrued interest..................................      9,822       11,770
                                                     -----------  -----------
      Total Notes Payable...........................    670,974      408,314
                                                     -----------  -----------
      Total Liabilities.............................    919,610      688,612
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued.............................
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 27,082,863 shares at
    April 2002 and 24,599,379 shares at October 2001
    (including 4,295,621 shares at April 2002 and
    4,195,621 at October 2001 held in Treasury).....        271          246
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 7,799,400 at April
    2002 and 7,818,927 shares at October 2001
    including 345,874 shares at April 2002 and
    October 2001 held in Treasury)..................         78           78
  Paid in Capital...................................    148,902      100,957
  Retained Earnings.................................    354,177      310,106
  Deferred Compensation.............................        (63)        (127)
  Treasury Stock - at cost..........................    (36,703)     (35,614)
                                                     -----------  -----------
      Total Stockholders' Equity....................    466,662      375,646
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity.......... $1,386,272   $1,064,258
                                                     ===========  ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                         Three Months Ended      Six Months Ended
                                              April 30,             April 30,
                                         -------------------   --------------------
                                            2002      2001          2002     2001
                                         --------- ---------   ---------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $532,386  $393,301   $  975,484  $676,706
    Land sales and other revenues......    20,416     2,290       22,583     6,535
                                         --------- ---------   ---------- ---------
      Total Homebuilding...............   552,802   395,591      998,067   683,241
  Financial Services...................     8,676     6,749       17,663    12,287
                                         --------- ---------   ---------- ---------
      Total Revenues...................   561,478   402,340    1,015,730   695,528
                                         --------- ---------   ---------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   437,006   314,162      788,679   539,897
    Selling, general and administrative    47,646    34,875       85,295    63,100
    Inventory impairment loss..........     1,424       764        2,329       938
                                         --------- ---------   ---------- ---------
      Total Homebuilding...............   486,076   349,801      876,303   603,935

  Financial Services...................     5,103     4,716       10,462     8,496

  Corporate General and Administration.    10,629     9,401       21,505    19,279

  Interest.............................    12,802    13,949       26,504    23,454

  Other Operations.....................     4,400     1,906        8,691     3,757

  Restructuring Charges................                                      2,480
                                         --------- ---------   ---------- ---------
      Total Expenses...................   519,010   379,773      943,465   661,401
                                         --------- ---------   ---------- ---------
Income Before Income Taxes and
  Extraordinary Loss...................    42,468    22,567       72,265    34,127
                                         --------- ---------   ---------- ---------
State and Federal Income Taxes:
  State................................     1,534     1,028        3,407     1,427
  Federal..............................    14,442     7,479       24,205    11,717
                                         --------- ---------   ---------- ---------
    Total Taxes........................    15,976     8,507       27,612    13,144
                                     -------- --------   --------- --------
Extraordinary Loss from Extinguishment
  Of Debt, Net of Income Taxes.........      (582)                  (582)
                                         --------- ---------   ---------- ---------
Net Income.............................  $ 25,910  $ 14,060   $   44,071  $ 20,983
                                         ========= =========   ========== =========
Per Share Data:
Basic:
  Income per common share before
    Extraordinary loss.................  $   0.86  $   0.50   $     1.50  $   0.83
  Extraordinary loss...................      (.02)                  (.02)
                                         --------- ---------   ---------- ---------
  Income...............................  $   0.84  $   0.50   $     1.48  $   0.83
                                         ========= =========   ========== =========
  Weighted average number of common
    shares outstanding.................    30,670    28,176       29,836    25,262
Assuming dilution:
  Income per common share before
    Extraordinary loss.................  $   0.82  $   0.48   $     1.42  $   0.80
  Extraordinary loss...................      (.02)                  (.02)
                                         --------- ---------   ---------- ---------
  Income...............................  $   0.80  $   0.48   $     1.40  $   0.80
                                         ========= =========   ========== =========
  Weighted average number of common
     shares outstanding................    32,402    29,472       31,447    26,116

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Deferred  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Comp      Stock     Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------  ---------
Balance, October 31, 2001   20,403,758  $  246    7,473,053  $   78 $100,957  $310,106  $  (127)  $(35,614) $ 375,646

Shares issued in connection
  with acquisitions.......   2,208,738      22                        45,692                                   45,714

Sale of common stock under
  employee stock option
  plan....................     193,055       2                         1,297                                    1,299

Stock bonus plan..........      62,164       1                           956                                      957
Conversion of Class B to
  Class A Common Stock....      19,527              (19,527)

Deferred compensation.....                                                                   64                    64

Treasury stock purchase...    (100,000)                                                             (1,089)    (1,089)

Net Income................                                                      44,071                         44,071
                           -----------  ------  -----------  ------  -------  --------  --------  --------  ---------
Balance, April 30, 2002
(unaudited)...............  22,787,242  $  271    7,453,526  $   78 $148,902  $354,177  $   (63)  $(36,703) $ 466,662
                           ===========  ======  ===========  ======  =======  ========  ========  ========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)
                                                          Six Months Ended
                                                              April 30,
                                                       ---------------------
                                                          2002       2001
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  44,071  $  20,983
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation....................................     3,342      4,018
      Amortization of goodwill........................                1,627
      (Gain) on sale and retirement of property
        and assets....................................        (7)       (36)
      Extraordinary loss from extinguishment of debt
        net of income taxes...........................       582
      Deferred income taxes...........................      (745)     1,033
      Impairment losses...............................     2,329        938
      Decrease (increase) in assets:
        Mortgage notes receivable.....................    47,023    (10,615)
        Receivables, prepaids and other assets........    13,606    (22,324)
        Inventories...................................   (69,318)    (9,087)
     (Decrease) increase in liabilities:
        State and Federal income taxes................    (3,761)    (2,643)
        Tax effect from exercise of stock options.....      (152)      (398)
        Customers' deposits...........................     1,684      4,593
        Interest and other accrued liabilities........    (7,265)    (4,109)
        Post development completion costs.............      (811)       834
        Accounts payable..............................     4,455    (10,612)
                                                       ---------- ----------
          Net cash provided by (used in) operating
            activities................................    35,033    (25,798)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......       335      1,002
  Purchase of property, equipment and other fixed
    assets............................................    (2,091)    (2,253)
  Acquisition of homebuilding companies...............  (140,095)   (37,190)
  Investment in and advances to unconsolidated
    affiliates........................................    (1,095)      (181)
                                                       ---------- ----------
          Net cash used in investing activities.......  (142,946)   (38,622)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes................... 1,045,306    813,780
  Proceeds from senior debt...........................    99,152
  Proceeds from senior subordinated debt..............   150,000
  Principal payments on mortgages and notes...........(1,066,455)  (756,487)
  Principal payments on subordinated debt.............   (99,747)
  Purchase of treasury stock..........................    (1,089)        67
  Proceeds from sale of stock and employee stock plan.     2,256      2,239
                                                       ---------- ----------
          Net cash provided by financing activities...   129,423     59,599
                                                       ---------- ----------
Net Increase (decrease) In Cash and Cash Equivalents..    21,510     (4,821)
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................    16,149     43,253
                                                       ---------- ----------
Cash and Cash Equivalents Balance, End Of Period...... $  37,659  $  38,432
                                                       ========== ==========

See notes to consolidated financial statements.


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

	2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended    Six Months Ended
                                   April 30,             April 30,
                              -------------------  -------------------
                                2002       2001       2002      2001
                              --------   --------  --------   --------
                                       (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period......... $22,899    $31,365  $ 25,124    $25,694
Plus Acquired Entity Interest.                                   3,604
Plus Interest Incurred(1)(2)..  14,779     12,333    26,256     23,905
Less Interest Expensed(2).....  12,802     13,949    26,504     23,454
                              --------   --------  --------   --------
Interest Capitalized at
  End of Period (2).........   $24,876    $29,749  $ 24,876    $29,749
                              ========   ========  ========   ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered and when land is not under active development.

	3. Homebuilding accumulated depreciation at April 30, 2002 and October 31, 2001 amounted to $20,534,000 and $18,367,000, respectively. Senior residential rental property accumulated depreciation at April 30, 2002 and October 31, 2001 amounted to $2,853,000 and $2,688,000, respectively.

	4. We record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, from time to time, we will write off certain residential land options including approval, engineering, and capitalized interest costs for land management decided not to purchase. We wrote off such costs in the amount of $1,338,000 in Poland, $63,000 in the Northeast Region, $18,000 in Metro D.C., and $5,000 in North Carolina during the three months ended April 30, 2002 and we wrote off $801,000 in the Mid South, $84,000 in North Carolina, and $20,000 in the Northeast Region during the three months ended January 31, 2002. We also wrote off such costs in the amount of $735,000 in California, $18,000 in Metro
D. C., and $11,000 in the Northeast Region during the three months ended April 30, 2001 and wrote off $63,000 in the Northeast Region and $111,000 in Metro
D. C. during the three months ended January 31, 2001. Residential inventory impairment losses and option write offs are reported in the Consolidated Statements of Income as "Homebuilding - Inventory Impairment Loss."

5. We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. As of April 30, 2002 and October 31, 2001, we are obligated under various performance letters of credit amounting to $89,954,000 and $51,647,000, respectively.

	6. We have an unsecured Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $440,000,000 through July 2004. Interest is payable monthly and at various rates of either the prime rate plus 0.40% or LIBOR plus 1.85%. In addition, we pay a fee equal to 0.375% per annum on the weighted average unused portion of the line. As of April 30, 2002 and October 31, 2001, there was an outstanding balance of zero.

7. On March 26, 2002, we issued $100,000,000 8% Senior Notes due 2012 and $150,000,000 8 7/8% Senior Subordinated Notes due 2012. On April 29, 2002, we redeemed our 9 3/4% Subordinated Notes due 2005. The early retirement of these notes resulted in an extraordinary loss of $582,000 net of income taxes of $313,000. The remaining proceeds were used to repay a portion of our Term Loan Facility, repay the current outstanding indebtedness under our Revolving Credit Facility, and the remainder for general corporate purposes.

8. On January 22, 2002 we entered into a $165,000,000 Term Loan with a group of banks which is due January 22, 2007. Interest is payable monthly at either the prime rate plus 1.25% or LIBOR plus 2.5%. The proceeds from the issuance of the Term Loan were primarily used to partially fund the acquisition of the California operations of The Forecast Group, L.P. ("Forecast"). See Note 8 below. On March 27, 2002 we paid down the Term Loan by $50,000,000.

9. On January 23, 2001 we merged with Washington Homes, Inc. for a total purchase price of $87.4 million, of which $38.5 million was paid in cash and 6,352,900 shares of our Class A Common Stock were issued. At the date of acquisition we loaned Washington Homes, Inc. approximately $57.0 million to pay off their third party debt.

On January 10, 2002 we acquired the California homebuilding operations of Forecast for an estimated total purchase price of $196.5 million, of which $151.6 million was paid in cash and 2,208,738 shares of Class A Common Stock were issued. We acquired Forecast to expand our California homebuilding operations. In addition, we have an option to purchase additional land parcels owned by Forecast for a price of $49.0 million. At the date of the acquisition we also paid off approximately $88.0 million of Forecast's third party debt. The total purchase price amounted to $90.4 million over Forecast's book value, of which $22.8 million was added to inventory to reflect fair value, $18.5 million was paid for two option agreements, a two year consultant's agreement, and a three year right of first refusal agreement, and the balance recorded as goodwill.


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
                                  ===========

The merger with Washington Homes, Inc. and acquisition of Forecast were accounted for as purchases with the results of operations of these entities included in our consolidated financial statements as of the date of the merger and acquisition. The purchase price was allocated based on estimated fair value at the date of the merger and acquisition. An intangible asset equal to the excess purchase price over the fair value of the net assets of $12.8 million and $49.8 for Washington Homes and Forecast, respectively, were recorded as goodwill on the consolidated balance sheet. The Washington Homes amount was being amortized on a straight line basis over a period of ten years during fiscal 2001. On November 1, 2001 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result of adopting SFAS No. 142, goodwill is no longer amortized.


The following unaudited pro forma financial data for the three and six months ended April 30, 2002 and 2001 has been prepared as if the merger with Washington Homes, Inc. on January 23, 2001 and the acquisition of Forecast on January 10, 2002 had occurred on November 1, 2000. Unaudited pro forma financial data is presented for information purposes only and may not be indicative of the actual amounts had the events occurred on the dates listed above, nor does it purport to represent future periods (in thousands).

                                     Three Months Ended    Six Months Ended
                                         April 30,            April 30,
                                     ----------------------------------------
                                       2002      2001       2002       2001
                                     --------  --------   ---------  --------
Revenues.............................$561,478  $521,964  $1,080,079  $969,787
Expenses............................. 519,010   487,100   1,002,450   917,189
Income Taxes.........................  15,976    13,438      29,710    19,807
Extraordinary Loss from Extinguishment
  Of Debt, Net of Taxes..............    (582)                 (582)
                                     --------  --------   ---------  --------
Net Income...........................$ 25,910  $ 21,426  $   47,337  $ 32,791
                                     ========  ========   =========  ========
Diluted Net Income Per Common Share..$   0.80  $   0.68  $     1.47  $   1.05
                                     ========  ========   =========  ========

10. Restructuring Charges - Restructuring charges are estimated expenses associated with the merger of our operations with those of Washington Homes, Inc. as a result of the merger on January 23, 2001. Under our merger plan, administration offices in Maryland, Virginia, and North Carolina were either closed, relocated, or combined. The merger of administration offices was completed by July 31, 2001. At January 31, 2001, expenses were accrued for salaries, severance and outplacement costs for the involuntary termination of associates, costs to close and/or relocate existing administrative offices, and lost rent and leasehold improvements. During the year ended October 31, 2001 our estimate for restructuring charges was increased to a total of $3.2 million. We have provided for the termination of 65 associates. We accrued approximately $2.0 million to cover termination and related costs. Associates being terminated were primarily administrative. In addition, we accrued approximately $1.2 million to cover closing and/or relocation of various administrative offices in these three states. Such amounts are included in accounts payable and other liabilities in the accompanying financial statements. $272,000 and $577,000 was charged against the reserve during the three and six months ended April 30, 2002. At April 30, 2002 $1.8 million has been charged against termination costs relating to the termination of 63 associates and $0.8 million has been charged against closing and relocation costs.

	11. Intangible Assets - As reported on the balance sheet we have goodwill totaling $82.4 million. We have no other intangible assets. During the six months ended April 30, 2002 we added $49.8 million of goodwill as a result of the Forecast acquisition. Goodwill deductible for income tax purposes is approximately $1,243,000 and $1,895,000 for the three and six months ended April 30, 2002, respectively. Amortization of goodwill in the amount of $958,000 and $1,627,000 was recorded for the three and six months ended April 30, 2001, respectively, and is also included in other operations in the accompanying consolidated financial statements. After income taxes the goodwill amortization for the three and six months ended April 30, 2001, amounted to approximately $551,000 and $1,001,000, which if eliminated from net income would have increased earnings per share approximately $0.02 and $0.04, respectively.

	In accordance with SFAS No. 142 we no longer amortize goodwill but instead we review goodwill for impairment. The impairment test uses a fair value approach rather than the undiscounted cash flows approach. We have determined that goodwill was not impaired as of April 30, 2002.

12. Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999, October 2, 2000, and March 26, 2002 and Senior Subordinated Notes on March 26, 2002.

The Subsidiary Issuer acts as a finance and management entity that as of April 30, 2002 had issued and outstanding approximately $400,000,000 senior notes, $150,000,000 senior subordinated notes, a revolving credit agreement with an outstanding balance of zero, and a term loan with an outstanding balance of $115,000,000. The senior subordinated notes, senior notes, the revolving credit agreement, and term loan are fully and unconditionally guaranteed by the Parent.

	Each of the wholly owned subsidiaries of the Parent (collectively the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary holding and licensing the "K. Hovnanian" trade name, a subsidiary engaged in homebuilding activity in Poland, our title subsidiaries, and joint ventures (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the senior notes, the senior subordinated notes, the term loan, and the revolving credit agreement of the Subsidiary Issuer.

	In lieu of providing separate audited financial statements for the Guarantor Subsidiaries we have included the accompanying consolidating condensed financial statements. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

	The following consolidating condensed financial information present the results of operations, financial position, and cash flows of (i) the Parent,
(ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries of the Parent,
(iv) the Non-guarantor Subsidiaries of the Parent, and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
APRIL 30, 2002
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.......................$   (367)  $  77,114 $1,224,484  $     7,408 $          $1,308,639
Financial Services.................                            202       72,054                72,256
Income Taxes (Payables)Receivables.   2,584      (2,643)     7,662       (2,226)                5,377
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 464,445     607,056   (948,199)      21,827   (145,129)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$466,662   $ 681,527  $ 284,149   $   99,063 $ (145,129)$1,386,272
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$          $  11,388  $ 179,739   $       37  $         $  191,164
Financial Services.................                                      57,472                57,472
Notes Payable......................             670,922         52                            670,974
Stockholders' Equity............... 466,662        (783)   104,358       41,554   (145,129)   466,662
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$466,662   $ 681,527  $ 284,149   $   99,063 $ (145,129)$1,386,272
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
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2002
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding and Other Operations$        $     125  $ 551,934   $    7,135  $  (6,392)  $ 552,802
  Financial Services...............                        1,324        7,352                  8,676
  Intercompany Charges.............            34,147      4,180                 (38,327)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 42,468                                       (42,468)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  42,468     34,272    557,438       14,487    (87,187)    561,478
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding and Other Operations            34,272    519,882        1,084    (41,331)    513,907
  Financial Services...............                          527        4,925       (349)      5,103
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            34,272    520,409        6,009    (41,680)    519,010
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes......... 42,468                37,029        8,478    (45,507)     42,468

State and Federal Income Taxes..... 15,976       (181)    13,662        3,355    (16,836)     15,976
                                   -------  ---------- ---------- ------------ ---------- ----------
Extraordinary Loss From
  Extinguishment of Debt, Net of
  Income Taxes.....................   (582)      (582)                               582        (582)
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ........................$25,910  $    (401) $  23,367   $    5,123  $ (28,089)  $  25,910
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2001
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding and Other Operations$        $     364  $ 393,839   $    3,016  $  (1,628)  $ 395,591
  Financial Services...............                        3,217        3,532                  6,749
  Intercompany Charges.............            29,809      2,387                 (32,196)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 22,567                                       (22,567)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  22,567     30,173    399,443        6,548    (56,391)    402,340
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding and Other Operations            29,584    376,054        1,135    (31,716)    375,057
  Financial Services...............                        2,100        2,713        (97)      4,716
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            29,584    378,154        3,848    (31,813)    379,773
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes......... 22,567        589     21,289        2,700    (24,578)     22,567

State and Federal Income Taxes.....  8,507        165      8,811          997     (9,973)      8,507
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ........................$14,060  $     424  $  12,478   $    1,703  $ (14,605)  $  14,060
                                   =======  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2002
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-     Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding and other operations$        $      270 $  996,570  $    12,668  $ (11,441)$  998,067
  Financial Services...............                         2,686       14,977                17,663
  Intercompany Charges.............             64,406      6,663                 (71,069)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 72,265                                        (72,265)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  72,265      64,676  1,005,919       27,645   (154,775) 1,015,730
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding and other operations             64,676    943,816        1,659    (77,148)   933,003
  Financial Services...............                         1,085       10,171       (794)    10,462
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................             64,676    944,901       11,830    (77,942)   943,465
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes......... 72,265                 61,018       15,815    (76,833)    72,265

State and Federal Income Taxes..... 27,612        (154)    23,011        6,150    (29,007)    27,612
                                   -------  ---------- ---------- ------------ ---------- ----------
Extraordinary Loss From
  Extinguishment of Debt, Net of
  Income Taxes.....................   (582)       (582)                               582       (582)
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$44,071  $     (428) $  38,007  $     9,665  $ (47,244)$   44,071
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2001
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries  ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding and other operations$        $     429  $ 680,120  $    10,532  $  (7,840) $ 683,241
  Financial Services...............                        5,235        7,052                12,287
  Intercompany Charges.............            60,219        433                 (60,652)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 34,127                                       (34,127)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  34,127     60,648    685,788       17,584   (102,619)   695,528
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            59,497    659,139        2,389    (68,120)   652,905
  Financial Services...............                        3,388        5,302       (194)     8,496
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            59,497    662,527        7,691    (68,314)   661,401
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes......... 34,127      1,151     23,261        9,893    (34,305)    34,127

State and Federal Income Taxes..... 13,144        517      8,881        3,811    (13,209)    13,144
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ........................$20,983  $     634  $  14,380  $     6,082  $ (21,096) $  20,983
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2002
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 44,071  $   (428) $  38,007   $     9,665  $ (47,244) $ 44,071
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  87,095    52,923   (225,305)       40,518     47,244     2,475
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 131,166    52,495   (187,298)       50,183               46,546

Net Cash (Used In) Provided By
  Investing Activities............... (44,323)   (1,445)  (108,845)          154             (154,459)

Net Cash Provided By (Used In)
  Financing Activities...............  (1,089)  264,608    (88,267)      (45,829)             129,423

Intercompany Investing and Financing
  Activities - Net................... (85,754) (295,948)   389,016        (7,314)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash
  and Cash Equivalents...............            19,710      4,606        (2,806)              21,510
Cash and Cash Equivalents Balance,
  Beginning of Period................      10    (5,840)    15,616         6,363               16,149
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     10  $ 13,870  $  20,222   $     3,557 $          $  37,659
                                     ========  ========= ========== ============ ========== ==========

<TABLE
HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2001
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 20,983  $    634  $  14,380  $     6,082  $ (21,096) $  20,983
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  93,186    70,155   (232,718)       1,500     21,096    (46,781)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 114,169    70,789   (218,338)       7,582               (25,798)

Net Cash (Used In) Provided By
  Investing Activities............... (46,972)  (18,093)    26,542          (99)              (38,622)

Net Cash Provided By (Used In)
  Financing Activities...............      67   120,525    (58,043)      (2,950)               59,599

Intercompany Investing and Financing
  Activities - Net................... (67,198) (198,444)   271,307       (5,665)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash
  and Cash Equivalents...............      66   (25,223)    21,468       (1,132)               (4,821)
Cash and Cash Equivalents Balance,
  Beginning of Period................     (63)   17,629     22,506        3,181                43,253
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$      3  $ (7,594) $  43,974  $     2,049  $          $  38,432
                                     ========  ========= ========== ============ ========== ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

	Our cash uses during the six months ended April 30, 2002 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, the repurchase of common stock, the acquisition of the California operations of the Forecast Group, L.P. ("Forecast"), and the acquisition of a land portfolio from another building company. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of a term loan, the issuance of $150,000,000 Senior Subordinated Notes, the issuance of $100,000,000 Senior Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	On December 31, 2000, our stock repurchase program to purchase up to 4 million shares of Class A Common Stock expired. As of December 31, 2000, 3,391,047 shares had been purchased under this program. On July 3, 2001, our Board of Directors authorized a revision to our stock repurchase program to purchase up to an additional 2 million shares of Class A Common Stock. As of April 30, 2002, 558,700 have been purchased under this program of which 100,000 were repurchased during the six months ended April 30, 2002.

	Our homebuilding bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of up to $440,000,000 through July 2004. Interest is payable monthly and at various rates of either the prime rate plus .40% or Libor plus 1.85%. We believe that we will be able either to extend the Agreement beyond July 2004 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. As of April 30, 2002, borrowings under the Agreement were zero.

	On March 26, 2002, we issued $100,000,000 8% Senior Notes due 2012 and $150,000,000 8 7/8% Senior Subordinated Notes due 2012. On April 29, 2002, we redeemed our 9 3/4% Subordinated Notes due 2005. The early retirement of these notes resulted in an extraordinary loss of $582,000 net of income taxes of $313,000. The remaining proceeds were used to repay a portion of our Term Loan Facility, repay the current outstanding indebtedness under our Revolving Credit Facility, and the remainder for general corporate purposes. Other senior indebtedness issued by us and outstanding as of April 30, 2002 was $150,000,000 10 1/2% Senior Notes due 2007 and $150,000,000 9 1/8% Senior
Notes due 2009.

	On January 22, 2002 we issued a $165,000,000 Term Loan to a group of banks which is due January 22, 2007. Interest is payable monthly at either the prime rate plus 1.25% or LIBOR plus 2.5%. The proceeds from the issuance of the Term Loan were primarily used to partially fund the acquisition of the California operations of Forecast. As of April 30, 2002 borrowings under the Term Loan were $115,000,000.

	Our mortgage banking subsidiary borrows under a $110,000,000 bank warehousing arrangement which expires in June 2003. Interest is payable monthly at the Federal Funds Rate plus 1.375%. We believe that we will be able either to extend this agreement beyond June 2003 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. Other finance subsidiaries formerly borrowed from a multi-builder owned financial corporation and a builder owned financial corporation to finance mortgage backed securities, but in fiscal 1988 decided to cease further borrowing from multi-builder and builder owned financial corporations. These non-recourse borrowings have been generally secured by mortgage loans originated by one of our subsidiaries. As of April 30, 2002, the aggregate principal amount of all such borrowings was $54,876,000.

	Total inventory increased $287,099,000 during the six months ended April 30, 2002. The increase in inventory was primarily due to the acquisition of Forecast and the purchase of a land portfolio from a builder in our Northeast Region. In addition, inventory levels increased slightly in most of our housing markets except in the Mid-South where we are liquidating our operations. Substantially all homes under construction or completed and included in inventory at April 30, 2002 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit and subordinated indebtedness.


	The following table summarizes housing lots included in our total residential real estate. The April 30, 2002 numbers excluded lots owned and options in locations that we have ceased development.

                               Active   Contracted    Active    Proposed      Total
                     Active    Selling     Not         Lots    Developable     Lots
                  Communities   Lots    Delivered   Available     Lots       Controlled
                  -----------  -------  ----------  ---------  -----------  -----------
April 30, 2002:
Northeast Region..         31    6,532       1,585      4,947       11,646       18,178
North Carolina....         61    4,950         661      4,289        3,236        8,186
Metro D.C.........         33    3,497       1,002      2,495        6,795       10,292
California........         35    4,784         812      3,972        2,748        7,532
Texas.............         39    1,834         324      1,510          689        2,523
Mid South.........          6      534          88        446           --          534
                  -----------  -------  ----------  ----------  ----------  -----------
                          205   22,131       4,472     17,659       25,114       47,245
                  ===========  =======  ==========  ==========  ==========  ===========
   Owned..........              11,251       3,788      7,463        3,278       14,529
   Optioned.......              10,880         684     10,196       21,836       32,716
                               -------  ----------  ----------  ----------  -----------
     Total........              22,131       4,472     17,659       25,114       47,245
                               =======  ==========  ==========  ==========  ===========


                               Active   Contracted    Active    Proposed      Total
                     Active    Selling     Not         Lots    Developable     Lots
                  Communities   Lots    Delivered   Available     Lots       Controlled
                  -----------  -------  ----------  ---------  -----------  -----------
October 31, 2001:

Northeast Region..         23    5,561       1,136      4,425       10,314       15,875
North Carolina....         54    4,264         534      3,730        2,312        6,576
Metro D.C.........         34    2,622         779      1,843        4,946        7,568
California........          8    1,499         172      1,327          171        1,670
Texas.............         35    1,788         263      1,525        1,040        2,828
Mid South.........         18    1,279         122      1,157           --        1,279
Other.............         --       17           3         14          992        1,009
                  -----------  -------  ----------  ----------  ----------  -----------
                          172   17,030       3,009     14,021       19,775       36,805
                  ===========  =======  ==========  ==========  ==========  ===========
   Owned..........               6,918       2,525      4,393        4,035       10,953
   Optioned.......              10,112         484      9,628       15,740       25,852
                               -------  ----------  ----------  ----------  -----------
     Total........              17,030       3,009     14,021       19,775       36,805
                               =======  ==========  ==========  ==========  ===========

	The following table summarizes our started or completed unsold homes and models:

                              April 30,               October 31,
                                2002                     2001
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    46       52      98       69       48     117
North Carolina......   130       30     160      205       41     246
Metro D. C..........    29       25      54       27       27      54
California..........   225       37     262       60       11      71
Texas..............    261       12     273      215       15     230
Mid South..........     42       10      52       54       22      76
Other...............     -        -       -        7        -       7
                     ------   ------   -----   ------   ------   -----
  Total                733      166     899      637      164     801
                     ======   ======   =====   ======   ======   =====

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $58,093,000 and $105,174,000 at April 30, 2002 and October 31, 2001, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by us. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2001

	Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, southern New York State and eastern Pennsylvania), North Carolina, Metro D. C. (northern Virginia and Maryland), California, Texas, and the Mid South (Tennessee, Alabama, and Mississippi). Currently we are liquidating our operations in the Mid South and will be substantially out of this market by fiscal year end. In addition, we provide financial services to our homebuilding customers.


Total Revenues:

	Compared to the same prior period, revenues increased (decreased) as follows:


                                       Three Months Ended
                            ------------------------------------------
                            April 30,   April 30,   Dollar  Percentage
                              2002        2001      Change    Change
                            ------------------------------------------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $  532,386  $  393,301  $139,085    35.4%
  Land sales and other
    revenues...........         20,416       2,290    18,126   791.5%
  Financial Services...          8,676       6,749     1,927    28.6%
                            ----------  ----------  --------  --------
   Total Revenues...        $  561,478  $  402,340  $159,138    39.6%
                            ==========  ==========  ========  ========

                                       Six Months Ended
                            ------------------------------------------
                            April 30,   April 30,   Dollar  Percentage
                              2002        2001      Change    Change
                            ------------------------------------------
                                      (Dollars In Thousands)
Homebuilding:

Sale of homes........      $  975,484  $ 676,706   $298,778     44.2%
Land sales and other
    revenues...........        22,583      6,535     16,048    245.6%
Financial Services...          17,663     12,287      5,376     43.8%
                           ----------  ---------   --------  --------
   Total Revenues...       $1,015,730  $ 695,528   $320,202     46.0%
                           ==========  =========   ========  ========



Homebuilding:

	Revenues from the sale of homes increased $139.1 million or 35.4% during the three months ended April 30, 2002, and increased $298.8 million or 44.2% during the six months ended April 30, 2002, compared to the same period last year. Revenues from the sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

	Information on homes delivered by market area is set forth below:

                        Three Months Ended    Six Months Ended
                             April 30,           April 30,
                        -------------------   ------------------
                          2002       2001        2002     2001
                        ---------  --------   --------  --------
                                 (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $145,249  $126,700   $278,018  $250,326
  Homes Delivered......       478       420        899       847

North Carolina:(2)
  Housing Revenues.....  $ 64,784  $ 60,457   $121,465  $ 92,255
  Homes Delivered......       353       355        651       535

Metro D.C.:(2)
  Housing Revenues.....  $ 78,333  $ 74,263   $148,725  $110,954
  Homes Delivered......       295       333        558       495

California:(1)
  Housing Revenues.....  $178,688  $ 65,339   $293,330  $109,653
  Homes Delivered......       728       186      1,168       292

Texas:
  Housing Revenues.....  $ 52,820  $ 46,434   $107,346  $ 84,244
  Homes Delivered......       223       228        460       405

Mid South:(2)
  Housing Revenues.....  $ 12,512  $ 11,846   $ 26,147  $ 14,923
  Homes Delivered......        81        81        166       103

Other:
  Housing Revenues.....  $     --  $  8,262   $    453  $ 14,351
  Homes Delivered......        --        49          6        97

Totals:
  Housing Revenues.....  $532,386   $393,301  $975,484  $676,706
  Homes Delivered......     2,158      1,652     3,908     2,774

(1) April 30, 2002 includes Forecast deliveries beginning on January 10, 2002.
(2) April 30, 2001 includes Washington Homes deliveries beginning on January 24, 2001.

	The increase in housing revenues was primarily due to the acquisition of the Forecast Group for the second quarter 2002 and the acquisition of the Forecast Group and Washington Homes for the six months ended April 30, 2002. In addition, these increases were due to increased deliveries in the Northeast Region resulting from a land portfolio acquisition in late March 2002 and increased average sales prices in all our markets except
California. California average sales prices are down due to the Forecast Group product being mostly lower priced, first time buyer homes.

	Important indicators of the future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract (using base sales prices) by market area are set forth below:

                        Sales Contracts for the
                            Six Months Ended       Contract Backlog
                               April 30,            as of April 30,
                      -------------------------  ------------------------
                           2002          2001         2002       2001
                      -----------   -----------  -----------  -----------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............$  274,837      $281,126   $  452,910   $  371,745
  Homes...............       944         1,036        1,614        1,338

North Carolina:
  Dollars.............$  143,188      $151,134   $  125,292   $  151,840
  Homes...............       778           851          661          833

Metro D. C.:
  Dollars.............$  243,091      $170,966   $  303,252   $  257,958
  Homes...............       781           696        1,002        1,019

California:
  Dollars.............$  345,124      $154,167   $  231,803   $  109,315
  Homes...............     1,273           448          812          307

Texas:
  Dollars.............$  116,972      $101,520   $   78,334   $   82,057
  Homes...............       521           495          324          372

Mid South:
  Dollars.............$   20,078      $ 24,105   $   13,660   $   25,331
  Homes...............       132           160           88          156

Other:
  Dollars.............$      340      $  1,299   $       --   $    2,640
  Homes...............         3            31           --           20

Totals:
  Dollars.............$1,143,630      $884,317   $1,205,251   $1,000,886
  Homes...............     4,432         3,717        4,501        4,045

During May 2002 we signed an additional 764 contracts compared to 579 in the same month last year. The May 2002 contracts along with our contract backlog at April 30, 2002 and deliveries for the six months ended April 30, 2002 amount to approximately 90% of our planned deliveries for fiscal 2002.



	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended    Six Months Ended
                                    April 30,           April 30,
                              -------------------   -------------------
                                2002       2001       2002       2001
                              --------   --------   --------   --------
                                        (Dollars in Thousands)

Sale of Homes................ $532,386   $393,301   $975,484   $676,706
Cost of Sales................  421,209    313,234    772,600    536,068
                              --------   --------   --------   --------
Housing Gross Margin......... $111,177   $ 80,067   $202,884   $140,638
                              ========   ========   ========   ========

Gross Margin Percentage......    20.9%      20.4%      20.8%      20.8%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Six Months Ended
                                   April 30,            April 30,
                              -------------------   --------   --------
                                2002       2001        2002       2001
                              --------   --------   --------   --------
Sale of Homes................   100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....    71.0%      71.5%      71.1%      71.0%
      Commissions............     2.2%       2.4%       2.3%       2.4%
      Financing concessions..     1.0%       0.8%       1.0%       0.8%
      Overheads..............     4.9%       4.9%       4.8%       5.0%
                              --------   --------   --------   --------
Total Cost of Sales..........    79.1%      79.6%      79.2%      79.2%
                              --------   --------   --------   --------
Gross Margin.................    20.9%      20.4%      20.8%      20.8%
                              ========   ========   ========   ========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. Ignoring the effect of the Forecast acquisition, we achieved substantially higher gross margins on a market-by-market basis during the three and six months ended April 30, 2002 compared to the same period last year. These increased margins are a result of higher sales prices, lower costs, and certain changes in product mix.

	The consolidated gross margin increased 0.5% for the three months ended April 30, 2002, but remained flat for the six months ended April 30, 2002. The acquisition of Forecast and the merger with Washington Homes significantly increased the number of deliveries with lower average gross margins. This factor was offset by increased margins in our Metro D. C. market and California markets (excluding Forecast communities), and increased deliveries in our highest margin market, the Northeast Region.
As anticipated at the time of the Washington Homes merger, the effect of these lower margins caused a decline in aggregate gross margin in each of the Company's past four fiscal quarters, including the last three quarters of fiscal 2001, when compared with the equivalent prior year periods. Beginning April 30, 2002, there will no longer be any year-over-year effect on quarterly gross margins from the Washington Homes merger, but the year to date effect can either be flat or slightly lower than the gross margin for the prior year 2001. Forecast's operations have substantially lower gross margins than our average gross margin due to the purchase accounting stepped-up basis we applied to the Forecast inventory. The gross margin achieved on Forecast's deliveries during the three and six months ended April 30, 2002 was 2.5% and 3.0% lower as a result of the stepped-up basis. Forecast contributed a significant number of home deliveries during the three and six months ended April 30, 2002, which had an impact on our consolidated gross margin.

	Selling, general, and administrative expenses as a percentage of total homebuilding revenues decreased to 8.6% for the three months ended April 30, 2002 from 8.8% for the prior year's three months and decreased to 8.5% for the six months ended April 30, 2002 from 9.2% for the prior year's six months. Such expenses increased during the three and six months ended April 30, 2002 by $12.8 million and $22.2 million, respectively, compared to the same periods last year. The percentage decline for the three and six months ended April 30, 2002 was due to the increased deliveries. The dollar increase in selling, general, and administrative is primarily due to a full six months of expenses from Washington Homes, Inc. and the addition of Forecast Homes.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended    Six Months Ended
                                       April 30,            April 30,
                                   ------------------   -------------------
                                     2002      2001        2002      2001
                                   --------  --------   --------   --------

Land and Lot Sales................ $18,118   $ 1,072    $18,539    $ 4,238
Cost of Sales.....................  15,797       928     16,079      3,829
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...   2,321       144      2,460        409
Interest Expense..................     584        56        648        289
                                   --------  --------   --------   --------
Land and Lot Sales Profit
  Before Tax...................... $ 1,737   $    88    $ 1,812    $   120
                                   ========  ========   ========   ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three and six months ended April 30, 2002 financial services provided a $3.6 million and $7.2 million profit before income taxes compared to a profit of $2.0 million and $3.8 million for the same periods in 2001. These increases are primarily due to reduced costs, increased mortgage loan amounts, and the addition of mortgage operations from the merger with Washington Homes and the acquisition of Forecast Homes. In addition to our wholly-owned mortgage subsidiaries, customers obtained mortgages from our mortgage joint ventures in our Texas division in 2001 and our Forecast division in 2002. In 2002 our Texas homebuyers obtained mortgages from our wholly-owned mortgage originator.


Corporate General and Administrative

	Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses decreased to 1.9% for the three months ended April 30, 2002 from 2.3% for the prior year's three months and decreased to 2.1% for the six months ended April 30, 2002 from 2.8% for the prior year's six months. Corporate general and administrative expenses increased $1.2 million and $2.2 million during the three and six months ended April 30, 2002 compared to the same periods last year. The percentage decline is primarily attributed to the increase in housing operations. Increases in corporate general and administrative dollar expenses are primarily attributed to higher employee incentives due to higher return on equity.


Interest

	Interest expense includes housing and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended    Six Months Ended
                                 April 30,           April 30,
                            ------------------   -------------------
                              2002      2001       2002       2001
                            --------  --------   --------   --------

Sale of Homes.............. $ 12,218  $ 13,893   $ 25,856   $ 23,165
Land and Lot Sales.........      584        56        648        289
                            --------  --------   --------   --------
Total...................... $ 12,802  $ 13,949   $ 26,504   $ 23,454
                            ========  ========   ========   ========

	Housing interest as a percentage of sale of homes revenues decreased to 2.3% and 2.7% for the three and six months ended April 30, 2002, respectively, compared to 3.5% and 3.4% for the three and six months ended April 30, 2001, respectively. These decreases are primarily the result of quicker inventory turnover. Inventory turnover is up as a result of the acquisition of Forecast and the merger with Washington Homes where a larger portion of their purchases are finished lots requiring shorter holding periods until homes are delivered.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, amortization of senior and senior subordinated note issuance expenses, amortization of goodwill (in 2001) earnout payments from homebuilding company acquisitions, employee stock bonus program, amortization of the Forecast consultant's agreements and right of first refusal agreement, expenses related to exiting our Mid South market, and corporate owned life insurance loan interest.


Restructuring Charges

	Restructuring charges are estimated expenses associated with the merger of our operations with those of Washington Homes, Inc. as a result of the merger on January 23, 2001. Under our merger plan, administration offices in Maryland, Virginia, and North Carolina were either closed, relocated, or combined. The merger of administration offices was completed by July 31, 2001. At January 31, 2001, expenses were accrued for salaries, severance and outplacement costs for the involuntary termination of associates, costs to close and/or relocate existing administrative offices, and lost rent and leasehold improvements. During the year ended October 31, 2001 our estimate for restructuring charges was increased to a total of $3.2 million. We have provided for the termination of 65 associates. We accrued approximately $2.0 million to cover termination and related costs. Associates being terminated were primarily administrative. In addition, we accrued approximately $1.2 million to cover closing and/or relocation of various administrative offices in these three states. Such amounts are included in accounts payable and other liabilities in the accompanying financial statements. $272,000 and $577,000 was charged against the reserve during the three and six months ended April 30, 2002. At April 30, 2002 $1.8 million has been charged against termination costs relating to the termination of 63 associates and $0.8 million has been charged against closing and relocation costs.


Recent Accounting Pronouncement

	In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach. We adopted SFAS 142 on November 1, 2001. As a result, goodwill amortization of $958,000 and $1,627,000 which was incurred in the three and six months ended April 30, 2001 will no longer be incurred in fiscal 2002.


Total Taxes

	Total taxes as a percentage of income before taxes amounted to approximately 39.1% and 38.5% for the six months ended April 30, 2002 and 2001, respectively. The increase in this percentage from 2001 to 2002 is primarily attributed to an increase in the effective federal income tax rate. The increased effective rate is due primarily to higher amounts of expenses in 2002 not deductible for federal taxes and a reduced effect of our senior rental tax credits. Although the credits are the same in 2002 and 2001, they reduce our effective tax rate less when pretax profits are higher. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


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

	Inflation has a lesser short-term effect on us because we generally negotiate fixed price contracts with our subcontractors and material suppliers for many of the components used to construct our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between four to twelve months.
Construction costs for residential buildings represent approximately 58% of our homebuilding cost of sales.


Mergers and Acquisitions

	On January 23, 2001 we merged with Washington Homes, Inc. for a total purchase price of $87.4 million, of which $38.5 million was paid in cash and 6,352,900 shares of our Class A common stock were issued. On January
10, 2002 we acquired The Forecast Group, L.P. for an estimated purchase price of $196.5 million, of which $151.6 million was paid in cash and 2,208,738 shares of our Class A common stock were issued. The addition of Forecast operations for slightly more than three full quarters is expected to increase revenues approximately 30% in fiscal 2002 from fiscal 2001.


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

	We held our annual stockholders meeting on March 8, 2002 at 10:30 a.m. at the offices of Simpson Thacher & Bartlett, 425 Lexington Avenue, New York, New York. The following matters were voted at the meeting:

	. Election of all Directors to hold office until the next Annual Meeting of Stockholders. The elected Directors were:

	..  Kevork S. Hovnanian
	..  Ara K. Hovnanian
	..  Paul W. Buchanan
	..  Geaton A. DeCesaris, Jr.
	..  Arthur Greenbaum
	..  Desmond P. McDonald
	..  Peter S. Reinhart
	..  John J. Robbins
	..  J. Larry Sorsby
	..  Stephen D. Weinroth

	. Ratification of selection of Ernst & Young, LLP as certified independent accountants for fiscal year ending October 31, 2002.

	..  Votes For       Class A  16,725,359     Class B  72,544,760
	..  Votes Against   Class A     198,509     Class B       6,000
	..  Abstain         Class A       4,342     Class B       9,970


Part II.  Other Information

Item 6b.  Reports on Form 8-K.

(i) 8-K/A filed on February 18, 2002 amended the 8-K filed on January 24, 2002. This amendment sets forth the information required by Items 7(a) and 7(b) omitted from the Form 8-K.

(ii) 8-K filed on March 21, 2002 to report the offering of $100,000,000 Senior Notes due 2012 and $150,000,000
Senior Subordinated Notes due 2012.




                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)


DATE:  June 13, 2002                 /S/J. LARRY SORSBY
                                     J. Larry Sorsby,
                                     Executive Vice President and
                                     Chief Financial Officer


DATE:  June 13, 2002                 /S/PAUL W. BUCHANAN
                                     Paul W. Buchanan,
                                     Senior Vice President
                                     Corporate Controller