Form 10-Q
period 2002-07-31
HOVNANIAN ENTERPRISES INC
filed 2002-09-13
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JULY 31, 2002 or

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

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 23,159,119 Class A Common Shares and 7,444,430 Class B Common Shares were outstanding as of September 3, 2002

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX
                                                             PAGE NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at July 31,
                2002 (unaudited) and October 31, 2001              3

              Consolidated Statements of Income for the three
                and nine months ended July 31, 2002 and 2001
                (unaudited)                                        5

              Consolidated Statements of Stockholders' Equity
                for the nine months ended July 31, 2002
                (unaudited)                                        6

              Consolidated Statements of Cash Flows
                for the nine months ended July 31, 2002
                and 2001 (unaudited)                               7

              Notes to Consolidated Financial
                Statements (unaudited)                             8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                     17

PART II.  Other Information
     Item 6(a).  Exhibits

            (i)  Exhibit 10(a) Amended and Restated Credit
                 Agreement dated June 21, 2002.

           (ii) Exhibit 10(b) $110,000,000 K. Hovnanian Mortgage, Inc. Revolving Credit Agreement dated June 7, 2002.

          (iii)  Exhibit 10(c) First Amendment to K. Hovnanian
                 Mortgage, Inc. Revolving Credit Agreement dated
                 July 25, 2002.

           (iv)  Exhibit 99(a) Certification of Chief Executive
                 Officer Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002.

            (v)  Exhibit 99(b) Certification of Chief Financial
                 Officer Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002.

     Item 6(b). No reports on Form 8K have been filed during the quarter for which this report is filed.

Signatures                                                        31

Certifications                                                    32

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     July  31,    October 31,
          ASSETS                                       2002           2001
                                                   -----------    -----------
                                                   (unaudited)
Homebuilding:
  Cash and cash equivalents....................... $   97,366     $   10,173
                                                   -----------    -----------
  Inventories - At the lower of cost or fair
     value:
    Sold and unsold homes and lots under
     development..................................    890,942        593,149
    Land and land options held for future
      development or sale.........................    173,900        146,965
                                                   -----------    -----------
      Total Inventories...........................  1,064,842        740,114
                                                   -----------    -----------

  Receivables, deposits, and notes................     56,675         75,802
                                                   -----------    -----------

  Property, plant, and equipment - net............     17,634         30,756
                                                   -----------    -----------

  Senior residential rental properties - net.......     9,600          9,890
                                                   -----------    -----------

  Prepaid expenses and other assets...............     79,953         46,178
                                                   -----------    -----------

  Goodwill........................................     82,441         32,618
                                                   -----------    -----------
      Total Homebuilding..........................  1,408,511        945,531
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      6,271          5,976
  Mortgage loans held for sale....................     62,572        105,567
  Other assets....................................     10,162          6,465
                                                   -----------    -----------
      Total Financial Services....................     79,005        118,008
                                                   -----------    -----------
Income Taxes Receivable - Including deferred
    tax benefits..................................      2,327            719
                                                   -----------    -----------
Total Assets...................................... $1,489,843     $1,064,258
                                                   ===========    ===========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                       July 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2002         2001
                                                     -----------  -----------
                                                     (unaudited)
Homebuilding:
  Nonrecourse land mortgages........................ $    8,950   $   10,086
  Accounts payable and other liabilities............    187,522      124,125
  Customers' deposits...............................     43,542       39,114
  Nonrecourse mortgages secured by operating
    properties......................................      3,299        3,404
                                                     -----------  -----------
      Total Homebuilding............................    243,313      176,729
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      4,998        5,264
  Mortgage warehouse line of credit.................     57,238       98,305
                                                     -----------  -----------
      Total Financial Services......................     62,236      103,569
                                                     -----------  -----------
Notes Payable:
  Term loan.........................................    115,000
  Senior notes......................................    396,270      296,797
  Senior Subordinated notes.........................    150,000
  Subordinated notes................................                  99,747
  Accrued interest..................................     15,388       11,770
                                                     -----------  -----------
      Total Notes Payable...........................    676,658      408,314
                                                     -----------  -----------
      Total Liabilities.............................    982,207      688,612
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 27,186,408 shares at
    July 31, 2002 and 24,599,379 shares at
    October 31, 2001 (including 4,295,621 shares at
    July 2002 and 4,195,621  in October 2001 held
    in Treasury)....................................        272          246
  Common Stock,Class B,$.01 par value-authorized
    13,000,000 shares; issued 7,792,394 shares
    at July 31, 2002 and 7,818,927 shares at
    October 31, 2001 (including 345,874 shares at
    July 2002 and October 2001 held in Treasury)....         78           78
  Paid in Capital...................................    150,666      100,957
  Retained Earnings.................................    393,364      310,106
  Deferred Compensation.............................        (41)        (127)
  Treasury Stock - at cost..........................    (36,703)     (35,614)
                                                     -----------  -----------
      Total Stockholders' Equity....................    507,636      375,646
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity.......... $1,489,843   $1,064,258
                                                     ===========  ===========

See notes to consolidated financial statements.


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                       Three Months Ended      Nine Months Ended
                                             July 31,               July 31,
                                       --------------------  ----------------------
                                          2002      2001        2002        2001
                                       ---------  ---------  ----------  ----------
Revenues:
  Homebuilding:
    Sale of homes......................$ 681,329  $ 497,291  $1,656,813  $1,173,997
    Land sales and other revenues......   12,651      2,477      34,564       9,012
                                       ---------  ---------  ----------  ----------
      Total Homebuilding...............  693,980    499,768   1,691,377   1,183,009
  Financial Services...................   10,656      9,482      28,319      21,769
                                       ---------  ---------  ----------  ----------
      Total Revenues...................  704,636    509,250   1,719,696   1,204,778
                                       ---------  ---------  ----------  ----------
Expenses:
  Homebuilding:
    Cost of sales......................  539,676    398,601   1,327,685     938,498
    Selling, general and administrative   52,882     38,808     138,177     101,908
    Inventory impairment loss..........      426        412       2,755       1,350
                                       ---------  ---------  ----------  ----------
      Total Homebuilding...............  592,984    437,821   1,468,617   1,041,756
  Financial Services...................    5,694      6,050      16,156      14,546
  Corporate General and Administrative.   12,195     10,647      33,700      29,926
  Interest.............................   15,849     13,485      42,353      36,939
  Other Operations.....................    3,953      4,358      12,644       6,488
  Restructuring Charges/Asset Writeoff.   12,000        500      12,000       2,980
  Goodwill Amortization................               1,104                   2,731
                                       ---------  ---------  ----------  ----------
      Total Expenses...................  642,675    473,965   1,585,470   1,135,366
                                       ---------  ---------  ----------  ----------
Income Before Income Taxes and
  Extraordinary Loss...................   61,961     35,285     134,226      69,412
                                       ---------  ---------  ----------  ----------
State and Federal Income Taxes:
  State................................    1,679      2,246       5,086       3,673
  Federal..............................   21,095     12,027      45,300      23,744
                                       ---------  ---------  ----------  ----------
    Total Taxes........................   22,774     14,273      50,386      27,417
                                       ---------  ---------  ----------  ----------
Extraordinary Loss from Extinguishment
  Of Debt, Net of Income Taxes.........                            (582)
                                       ---------  ---------  ----------  ----------
Net Income.............................$  39,187  $  21,012  $   83,258  $   41,995
                                       =========  =========  ==========  ==========
Per Share Data:
Basic:
  Income per common share before
    Extraordinary loss.................$    1.27  $    0.74  $     2.78  $     1.60
  Extraordinary loss...................                            (.02)
                                       ---------  ---------  ----------  ----------
  Net Income...........................$    1.27  $    0.74  $     2.76  $     1.60
                                       =========  =========  ==========  ==========
  Weighted average number of common
    shares outstanding.................   30,877     28,375      30,188      26,312
Assuming dilution:
  Income per common share before
    Extraordinary loss.................$    1.20  $    0.71  $     2.63  $     1.54
  Extraordinary loss...................                            (.02)
                                       ---------  ---------  ----------  ----------
  Net Income...........................$    1.20  $    0.71  $     2.61  $     1.54
                                       =========  =========  ==========  ==========
  Weighted average number of common
     shares outstanding................   32,703     29,623      31,902      27,309


See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Deferred  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Comp    Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------  --------
Balance, October 31, 2001.  20,403,758  $  246    7,473,053  $   78 $100,957  $310,106  $   (127) $(35,614) $375,646

Shares issued in connection
  with acquisitions.......   2,208,738      22                        45,691                                  45,713

Sale of common stock under
  Employee stock option
  plan....................     288,550       3                         3,036                                   3,039
Stock bonus plan..........      63,208       1                           982                                     983
Conversion of Class B to
  Class A Common Stock....      26,533              (26,533)

Deferred compensation.....                                                                    86                  86

Treasury stock purchases..    (100,000)                                                             (1,089)   (1,089)

Net Income................                                                      83,258                        83,258
                           -----------  ------  -----------  ------  -------  --------  --------  --------  --------
Balance, July 31, 2002....  22,890,787  $  272    7,446,520  $   78 $150,666  $393,364  $    (41) $(36,703) $507,636
(Unaudited)                ===========  ======  ===========  ======  =======  ========  ========  ========  ========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                                         Nine Months Ended
                                                              July 31,
                                                       ---------------------
                                                          2002       2001
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  83,258  $  41,995
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Depreciation....................................     5,003      5,901
      Amortization of goodwill........................         -      2,731
      Loss (gain) on sale and retirement of property
        and assets....................................    11,858       (248)
      Extraordinary loss from extinguishment of debt
        net of income taxes...........................       582
      Deferred income taxes...........................    (5,742)      (597)
      Impairment losses...............................     2,755      1,350
      Decrease (increase) in assets:
        Mortgage notes receivable.....................    43,162    (44,163)
        Receivables, prepaids and other assets........     8,617     (7,602)
        Inventories...................................   (80,489)   (26,482)
      Increase (decrease) in liabilities:
        State and Federal income taxes................     5,521      2,932
        Tax effect from exercise of stock options.....    (1,074)      (566)
        Customers' deposits...........................     4,102      7,462
        Interest and other accrued liabilities........    17,960      2,915
        Post development completion costs.............      (901)     4,440
        Accounts payable..............................     7,769      7,639
                                                       ---------- ----------
          Net cash provided by (used in) operating
            activities................................   102,381     (2,293)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net Proceeds from sale of property and assets.......       611      3,127
  Purchase of property,equipment and other fixed
    assets............................................    (2,730)    (3,439)
  Acquisition of homebuilding companies...............  (140,130)   (37,741)
  Investment in and advances to unconsolidated
    affiliates........................................    (8,679)      (462)
                                                       ---------- ----------
          Net cash (used in) investing activities.....  (150,928)   (38,515)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes................... 1,587,017  1,153,357
  Proceeds from senior debt...........................    99,152
  Proceeds from senior subordinated debt..............   150,000
  Principal payments on mortgages and notes...........(1,603,320)(1,095,433)
  Principal payments on subordinated debt.............   (99,747)
  Purchase of treasury stock..........................    (1,089)    (2,267)
  Proceeds from sale of stock and employee stock plan.     4,022      3,210
                                                       ---------- ----------
          Net cash provided by financing activities...   136,035     58,867
                                                       ---------- ----------
Net Increase In Cash and Cash Equivalents.............    87,488     18,059
Cash and Cash Equivalents Balance,
  Beginning Of Period.................................    16,149     43,253
                                                       ---------- ----------
Cash and Cash Equivalents Balance, End Of Period...... $ 103,637  $  61,312
                                                       ========== ==========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X.
In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

	2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended     Nine Months Ended
                                   July 31,              July 31,
                              -------------------   -------------------
                                2002       2001       2002       2001
                              --------   --------   --------   --------
                                        (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period.........$ 24,876   $ 29,749   $ 25,124   $ 25,694
Plus Acquired Entity Interest.                                    3,604
Plus Interest Incurred(1)(2)..  15,746     11,903     42,002     35,808
Less Interest Expensed(2).....  15,849     13,485     42,353     36,939
                              --------   --------   --------   --------
Interest Capitalized at
  End of Period (2).......... $ 24,773   $ 28,167   $ 24,773   $ 28,167
                              ========   ========   ========   ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Represents acquisition interest for construction, land and development costs which is charged to interest expense when homes are delivered
and
     when land is not under active development.

3.  Homebuilding accumulated depreciation at July 31, 2002 and
October 31, 2001 amounted to $17,278,000 and $18,367,000, respectively. Rental property accumulated depreciation at July 31, 2002 and October 31, 2001 amounted to $2,952,000 and $2,688,000, respectively.

4.  In accordance with Financial Accounting Standards No. 144 ("SFAS
144") "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. During the three months ended July 31, 2001 we recorded a $131,000 impairment loss on land in North Carolina. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. During the three and nine months ended July 31, 2002 we wrote off costs in New Jersey, North Carolina, Metro D. C., and Poland amounting to $426,000 and $2,755,000, respectively. Costs in the amount of $281,000 and $1,219,000 were written off during the three and nine months ended July 31, 2001, respectively, in New Jersey, North Carolina, Metro D. C., and California. Residential inventory SFAS 144 impairment losses and option write offs are reported in the Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

	5. We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. As of July 31, 2002 and October 31, 2001, respectively, we are obligated under various performance letters of credit amounting to $81,071,000 and $51,647,000.

	6. Our credit facility has been amended as of June 21, 2002. Pursuant to the amendment, our credit line was extended through July 2005. Interest is payable monthly and at various rates of either the prime rate plus .40% or Libor plus 1.85%. In addition, we pay a fee equal to 0.375% per annum on the weighted average unused portion of the line. As of July 31, 2002 and October 31, 2001, there was no outstanding balance.

	Our mortgage warehouse line of credit has been amended as of June 7, 2002. Pursuant to the amendment, our credit line was extended through June 2003 and we have the option to borrow up to $150,000,000. Interest is payable monthly at the Federal Funds Rate plus 1.375%. As of July 31, 2002 and October 31, 2001 borrowings were $57,238,000 and $98,305,000, respectively.

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

8. On January 22, 2002 we entered into a $165,000,000 Term Loan with a group of banks which is due January 22, 2007. Interest is payable monthly at either the prime rate plus 1.25% or LIBOR plus 2.5%. The proceeds from the issuance of the Term Loan were primarily used to partially fund the acquisition of the California operations of The Forecast Group, L.P. ("Forecast"). See Note 11 below. On March 27, 2002 we paid down the Term Loan by $50,000,000.

9.  Per Share Calculations - Statement of Financial Accounting
Standards (FSAS) No. 128 "Earnings Per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the basic weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

10. Recent Accounting Pronouncements - In May 2002, the Financial Accounting Standards Board issued (SFAS) No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. We will adopt SFAS No. 145 effective for our fiscal year beginning November 1, 2002. We do not anticipate that the adoption of the new statement will have a material effect on the financial position or results of operations of our Company.

11. On January 23, 2001 we merged with Washington Homes, Inc. for a total purchase price of $87.4 million, of which $38.5 million was paid in cash and 6,352,900 shares of our Class A Common Stock were issued. At the date of acquisition we loaned Washington Homes, Inc. approximately $57.0 million to pay off their third party debt.

On January 10, 2002 we acquired the California homebuilding operations of The Forecast Group, LP ("Forecast") for an estimated total purchase price of $196.5 million, of which $151.6 million was paid in cash and 2,208,738 shares of Class A Common Stock were issued. We acquired Forecast to expand our California homebuilding operations. In addition, we have an option to purchase additional land parcels owned by Forecast for a price of $49.0 million. At the date of the acquisition we also paid off approximately $88.0 million of Forecast's third party debt. The total purchase price amounted to $90.4 million over Forecast's book value, of which $22.8 million was added to inventory to reflect fair value, $18.5 million was paid for two option agreements, a two year consultant's agreement, and a three year right of first refusal agreement, and the balance recorded as goodwill.


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
                                  ===========

The merger with Washington Homes, Inc. and acquisition of Forecast were accounted for as purchases with the results of operations of these entities included in our consolidated financial statements as of the date of the merger and acquisition. The purchase price was allocated based on estimated fair value at the date of the merger and acquisition. An intangible asset equal to the excess purchase price over the fair value of the net assets of $12.8 million and $49.8 for Washington Homes and Forecast, respectively, were recorded as goodwill on the consolidated balance sheet. The Washington Homes amount was being amortized on a straight line basis over a period of ten years during fiscal 2001. On November 1, 2001 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). As a result of adopting SFAS No. 142, goodwill is no longer amortized, but reviewed for impairment.The following unaudited pro forma financial data for the three and nine months ended July 31, 2002 and 2001 has been prepared as if the merger with Washington Homes, Inc. on January 23, 2001 and the acquisition of Forecast on January 10, 2002 had occurred on November 1, 2000.
Unaudited pro forma financial data is presented for information purposes only and may not be indicative of the actual amounts had the events occurred on the dates listed above, nor does it purport to represent future periods (in thousands).

                                  Three Months Ended    Nine Months Ended
                                       July 31,             July 31,
                                 ------------------------------------------
                                    2002      2001       2002       2001
                                 --------  --------  ----------  ----------
Revenues.........................$704,636  $636,958  $1,784,045  $1,606,745
Expenses......................... 642,675   585,109   1,644,455   1,502,298
Income Taxes.....................  22,774    20,915      52,484      40,722
Extraordinary Loss from
  Extinguishment Of Debt, Net
   of Taxes......................                          (582)
                                 --------  --------   ---------  --------
Net Income.......................$ 39,187  $ 30,934  $   86,524  $ 63,725
                                 ========  ========   =========  ========
Diluted Net Income Per Common
  Share                         $    1.20  $   0.97  $     2.66  $   2.03
                                  ========  ========   =========  ========

12. Restructuring Charges - Restructuring charges are estimated expenses associated with the merger of our operations with those of Washington Homes, Inc. as a result of the merger on January 23, 2001.
Under our merger plan, administration offices in Maryland, Virginia, and North Carolina were either closed, relocated, or combined. The merger of administration offices was completed by July 31, 2001. At January 31, 2001, expenses were accrued for salaries, severance and outplacement costs for the involuntary termination of associates, costs to close and/or relocate existing administrative offices, and lost rent and leasehold improvements. During the year ended October 31, 2001 our estimate for restructuring charges was increased to a total of $3.2 million. We have provided for the termination of 65 associates. We accrued approximately $2.0 million to cover termination and related costs. Associates being terminated were primarily administrative. In addition, we accrued approximately $1.2 million to cover closing and/or relocation of various administrative offices in these three states. Such amounts are included in accounts payable and other liabilities in the accompanying financial statements. $94,000 and $671,000 was charged against the reserve during the three and nine months ended July 31, 2002. At July 31, 2002 $1.8 million has been charged against termination costs relating to the termination of 63 associates and $0.9 million has been charged against closing and relocation costs.

13. Asset Write Off - We wrote off costs during the three months ended July 31, 2002 associated with SAP, our enterprise-wide operating software, totaling $12.0 million pretax included in Restructuring Charges/Asset Write Off in the accompanying Consolidated Statements of Income or $7.6 million after taxes equal to $0.23 per fully diluted share. These unamortized costs are those associated with the development of the SAP system. We were not successful implementing SAP, due to the complexities and limitations in the software program. We have $2.5 million initiative costs remaining, all of which will be amortized over the remaining life of the communities using SAP software, which are scheduled to be substantially complete by the end of 2003.

	14. Intangible Assets - As reported on the balance sheet we have goodwill totaling $82.4 million. We have no other intangible assets. During the nine months ended July 31, 2002 we added $49.8 million of goodwill as a result of the Forecast acquisition. Goodwill amortization deductible for income tax purposes is approximately $1,426,000 and $3,383,000 for the three and nine months ended July 31, 2002, respectively. After income taxes the goodwill amortization for the three and nine months ended July 31, 2001, amounted to approximately $679,000 and $1,680,000, which if eliminated from net income would have increased earnings per share approximately $0.02 and $0.06, respectively.

	In accordance with SFAS No. 142 we no longer amortize goodwill but instead we review goodwill for impairment. The impairment test uses a fair value approach rather than the undiscounted cash flows approach. We have determined that goodwill was not impaired as of July 31, 2002.

15. Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999, October 2, 2000, and March 26, 2002 and Senior Subordinated Notes on March 26, 2002.

The Subsidiary Issuer acts as a finance and management entity that as of July 31, 2002 had issued and outstanding $400,000,000 face value senior notes, $150,000,000 senior subordinated notes, a revolving credit agreement with an outstanding balance of zero, and a term loan with an outstanding balance of $115,000,000. The senior subordinated notes, senior notes, the revolving credit agreement, and term loan are fully and unconditionally guaranteed by the Parent.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
JULY 31, 2002
(Thousands of Dollars)
                                                       Guarantor     Non-
                                            Subsidiary  Subsid-    Guarantor
Elimin-     Consol-
                                   Parent    Issuer     iaries    Subsidiaries
ations      idated
                                  --------  ---------- ---------- ------------ -----
----- ----------
ASSETS
Homebuilding......................$     13  $ 124,067  $1,276,891  $     7,540  $
$1,408,511
Financial Services................                           (583)      79,588
79,005
Income Taxes (Payables)Receivables  (6,613)     3,494       7,666       (2,220)
2,327
Investments in and amounts due to
  and from consolidated
  subsidiaries....................  514,236    563,917   (784,438)         866
(294,581)
                                   --------  ---------- ---------- ------------ ----
------ ----------
Total Assets...................... $507,636  $ 691,478  $ 499,536  $    85,774
$(294,581) $1,489,843
                                   ========  ========== ========== ============
========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding...................... $         $  30,991  $ 212,266  $        56  $
$  243,313
Financial Services................                                      62,236
62,236
Notes Payable.....................             661,270     15,388
676,658
Income Taxes Payable..............
Stockholders' Equity..............  507,636       (783)   271,882       23,482
(294,581)    507,636
                                   --------  ---------- ---------- ------------ ----
------ ----------
Total Liabilities and Stockholders'
  Equity.......................... $507,636  $ 691,478  $ 499,536  $    85,774
$(294,581) $1,489,843
                                   ========  ========== ========== ============
========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2001
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor
Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries
ations      idated
                                   --------  ---------- ---------- ------------ ----
------ ----------
Assets
Homebuilding.......................$  2,022  $  50,565  $ 882,715   $   10,229  $
$  945,531
Financial Services.................                           205      117,803
118,008
Income Taxes (Payables)Receivables.  (5,067)    (3,658)    11,893       (2,449)
719
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 378,691    375,514   (668,285)      14,513
(100,433)
                                   --------  ---------- ---------- ------------ ----
------ ----------
Total Assets.......................$375,646  $ 422,421  $ 226,528  $   140,096
$(100,433) $1,064,258
                                   ========  ========== ========== ============
========== ==========

Liabilities
Homebuilding.......................$         $  14,679  $ 161,759  $       291  $
$  176,729
Financial Services.................                                    103,569
103,569
Notes Payable......................            408,206        108
408,314
Stockholders' Equity............... 375,646       (464)    64,661       36,236
(100,433)    375,646
                                   --------  ---------- ---------- ------------ ----
------ ----------
Total Liabilities and Stockholders'
  Equity...........................$375,646  $ 422,421  $ 226,528  $   140,096
$(100,433) $1,064,258
                                   ========  ========== ========== ============
========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2002
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor
Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries
ations     idated
                                   -------  ---------- ---------- ------------ -----
----- ----------
Revenues:
  Homebuilding.....................$        $     295  $ 693,357  $     7,807  $
(7,479) $ 693,980
  Financial Services...............                        2,270        8,386
10,656
  Intercompany Charges.............            54,869    (10,326)
(44,543)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 61,961
(61,961)
                                   -------  ---------- ---------- ------------ -----
----- ----------
    Total Revenues................ $61,961  $  55,164  $ 685,301  $    16,193
$(113,983) $ 704,646
                                   -------  ---------- ---------- ------------ -----
----- ----------
Expenses:
  Homebuilding.....................            55,164    644,464          322
(62,969)   636,981
  Financial Services...............                          683        5,266
(255)     5,694
                                   -------  ---------- ---------- ------------ -----
----- ----------
    Total Expenses.................            55,164    645,147        5,588
(63,224)   642,675
                                   -------  ---------- ---------- ------------ -----
----- ----------

Income Before Income Taxes......... 61,961          -     40,154       10,605
(50,759)    61,961

State and Federal Income Taxes..... 22,774        (26)    14,971        3,908
(18,853)    22,774

Extraordinary Loss from
  Extinguishment of Debt, Net of
  Income Taxes....................
                                   -------  ---------- ---------- ------------ -----
----- ----------
Net Income ....................... $39,187  $      26  $  25,183  $     6,697  $
(31,906) $  39,187
                                   =======  ========== ========== ============
========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2001
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor
Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries
ations     idated
                                   -------  ---------- ---------- ------------ -----
----- ----------
Revenues:
  Homebuilding.....................$        $      17  $ 498,857  $     9,837  $
(8,943) $ 499,768
  Financial Services...............                        4,175        5,307
9,482
  Intercompany Charges.............            31,456      2,665
(34,121)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 35,285
(35,285)
                                   -------  ---------- ---------- ------------ -----
----- ----------
    Total Revenues................ $35,285  $  31,473  $ 505,697  $    15,144  $
(78,349) $ 509,250
                                   -------  ---------- ---------- ------------ -----
----- ----------
Expenses:
  Homebuilding....................             30,857    476,021        1,033
(39,996)   467,915
  Financial Services...............                        2,574        4,280
(804)     6,050
                                   -------  ---------- ---------- ------------ -----
----- ----------
    Total Expenses.................            30,857    478,595        5,313
(40,800)   473,965
                                   -------  ---------- ---------- ------------ -----
----- ----------

Income Before Income Taxes......... 35,285        616     27,102        9,831
(37,549)    35,285

State and Federal Income Taxes..... 14,273        257     11,139        3,699
(15,095)    14,273
                                   -------  ---------- ---------- ------------ -----
----- ----------
Net Income ....................... $21,012  $    359   $  15,963  $     6,132  $
(22,454) $  21,012
                                   =======  ========== ========== ============
========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2002
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor
Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries
ations     idated
                                   -------  ---------- ---------- ------------ -----
----- ----------
Revenues:
  Homebuilding....................$         $     565  $1,689,257 $    20,475  $
(18,920) $1,691,377
  Financial Services...............                         4,956      23,363
28,319
  Intercompany Charges.............           119,275      (3,663)
(115,612)
  Equity In Pretax Income of
    Consolidated Subsidiaries......134,226
(134,226)
                                   -------  ---------- ---------- ------------ -----
----- ----------
    Total Revenues................$134,226   $119,840  $1,690,550 $    43,838
$(268,758) $1,719,696
                                   -------  ---------- ---------- ------------ -----
----- ----------
Expenses:
  Homebuilding.....................           119,840   1,587,610       1,981
(140,117)  1,569,314
  Financial Services...............                         1,768      15,437
(1,049)     16,156
                                   -------  ---------- ---------- ------------ -----
----- ----------
    Total Expenses.................           119,840   1,589,378      17,418
(141,166)  1,585,470
                                   -------  ---------- ---------- ------------ -----
----- ----------

Income Before Income Taxes.........134,226                101,172      26,420
(127,592)    134,226

State and Federal Income Taxes..... 50,386       (180)     37,982      10,058
(47,860)     50,386

Extraordinary Loss From
  Extinguishment of Debt, Net of
  Income Taxes.....................   (582)      (582)
582        (582)
                                   -------  ---------- ---------- ------------ -----
----- ----------
Net Income.........................$83,258  $    (402) $   63,190  $   16,362  $
(79,150) $   83,258
                                   =======  ========== ========== ============
========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2001
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor
Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries
ations     idated
                                   -------  ---------- ---------- ------------ -----
----- ----------
Revenues:
  Homebuilding.....................$        $     446  $1,178,977 $    20,369  $
(16,783) $1,183,009
  Financial Services................                        9,410      12,359
21,769
  Intercompany Charges.............            91,675       3,098
(94,773)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 69,412
(69,412)
                                   -------  ---------- ---------- ------------ -----
----- ----------
    Total Revenues................ $69,412  $  92,121  $1,191,485 $    32,728
$(180,968) $1,204,778
                                   -------  ---------- ---------- ------------ -----
----- ----------
Expenses:
  Homebuilding.....................            90,354   1,135,160       3,422
(108,116)  1,120,820
  Financial Services...............                         5,962       9,582
(998)     14,546
                                   -------  ---------- ---------- ------------ -----
----- ----------
    Total Expenses.................            90,354   1,141,122      13,004
(109,114)  1,135,366
                                   -------  ---------- ---------- ------------ -----
----- ----------

Income Before Income Taxes......... 69,412      1,767      50,363      19,724
(71,854)     69,412

State and Federal Income Taxes..... 27,417        774      20,020       7,510
(28,304)     27,417
                                   -------  ---------- ---------- ------------ -----
----- ----------
Net Income.........................$41,995  $     993  $   30,343  $   12,214  $
(43,550) $   41,995
                                   =======  ========== ========== ============
========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2002
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor
Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries
ations     idated
                                     --------  --------- ---------- ------------ ---
------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 83,258  $   (402) $  63,190  $    16,362  $
(79,150) $  83,258
  Adjustments to reconcile net income
    to net cash (Used In) Provided
    By operating activities..........  99,463    11,817   (182,793)      11,486
79,150     19,123
                                     --------  --------- ---------- ------------ ---
------- ----------
    Net Cash (Used In) Provided By
      Operating Activities........... 182,721    11,415   (119,603)      27,848
102,381

Net Cash (Used In)
  Investing Activities............... (46,087)   (1,929)  (103,096)         184
(150,928)

Net Cash (Used In) Provided By
  Financing Activities...............  (1,089)  264,726    (85,867)     (41,735)
136,035

Intercompany Investing and Financing
  Activities - Net...................(135,545) (188,403)   310,301       13,647
                                     --------  --------- ---------- ------------ ---
------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................            85,809      1,735         (56)
87,488
Cash and Cash Equivalents Balance,
  Beginning of Period................      10    (5,840)    15,616        6,363
16,149
                                     --------  --------- ---------- ------------ ---
------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     10  $ 79,969  $  17,351  $     6,307  $
$ 103,637
                                     ========  ========= ========== ============
========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2001
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor
Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries
ations     idated
                                     --------  --------- ---------- ------------ ---
------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 41,995  $    993  $  30,343  $    12,214  $
(43,550) $  41,995
  Adjustments to reconcile net income
    to net cash (Used In) Provided
    By operating activities..........  95,870    88,304   (224,079)     (47,933)
43,550    (44,288)
                                     --------  --------- ---------- ------------ ---
------- ----------
    Net Cash (Used In) Provided By
      Operating Activities........... 137,865    89,297   (193,736)     (35,719)
(2,293)

Net Cash (Used In)
  Investing Activities............... (48,453)   (2,657)    11,697          898
(38,515)

Net Cash Provided By(Used In)
  Financing Activities...............  (1,667)   78,943    (59,409)      41,000
58,867

Intercompany Investing and Financing
  Activities - Net................... (87,672) (190,125)   278,852       (1,055)
                                     --------  --------- ---------- ------------ ---
------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................      73   (24,542)    37,404        5,124
18,059
Cash and Cash Equivalents Balance,
  Beginning of Period................     (63)   17,629     22,506        3,181
43,253
                                     --------  --------- ---------- ------------ ---
------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     10  $ (6,913) $  59,910  $     8,305  $
$  61,312
                                     ========  ========= ========== ============
========== ==========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

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

	Business Combinations - When we make an acquisition of another company, we use the purchase method of accounting in accordance with Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations". Under SFAS No. 141 we record as our cost the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and identified intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of the acquired company after acquisition, based on the acquisition costs.

	Income Recognition from Home Sales - Income from home sales is recorded when each home is closed, title is conveyed to the buyer, and the sales price has been paid.

	Income Recognition from Mortgage Loans - Profits and losses relating to the sale of mortgage loans are recognized when all indications of legal control pass to the buyer and the sales price is collected.

	Inventories - For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined in Statement of Financial Accounting Standard (SFAS)No. 144 "Accounting for the Impairment of or Disposal of Long-Lived Assets" as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then amortized equally based upon the number of homes to be constructed in the community.

	Interest costs related to properties under development are capitalized during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold.

	The cost of land options is capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option.

	Intangible Assets - The intangible asset recorded on our balance sheet is goodwill resulting from company acquisitions. In accordance with the Financial Accounting Standards No. 142 ("SFAS No. 142") " Goodwill and Other Intangible Assets", we no longer amortize goodwill, but instead review goodwill for impairment. The impairment test uses a fair value approach rather than the undiscounted cash flows approach.

	Post Development Completion Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work.


CAPITAL RESOURCES AND LIQUIDITY

	Our cash uses during the nine months ended July 31, 2002 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, the repurchase of common stock, the acquisition of the California operations of the Forecast Group, L.P. ("Forecast"), and the acquisition of a land portfolio from another building company. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of a term loan, the issuance of $150,000,000 Senior Subordinated Notes, the issuance of $100,000,000 Senior Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	At July 31, 2002 we had approximately $90.0 million of excess cash. Management anticipates using the excess cash to pay down long term debt, grow existing operations, and fund future acquisitions.

	On December 31, 2000, our stock repurchase program to purchase up to 4 million shares of Class A Common Stock expired. As of December 31, 2000, 3,391,047 shares had been purchased under this program. On July 3, 2001, our Board of Directors authorized a revision to our stock repurchase program to purchase up to an additional 2 million shares of Class A Common Stock. As of July 31, 2002, 558,700 have been purchased under this program of which 100,000 were repurchased during the nine months ended July 31, 2002.

	Our homebuilding bank borrowings are made pursuant to a revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of up to $440,000,000 through July 2005. Interest is payable monthly and at various rates of either the prime rate plus .40% or Libor plus 1.85%. We believe that we will be able either to extend the Agreement beyond July 2005 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. As of July 31, 2002, there were no borrowings under the Agreement.

	On March 26, 2002, we issued $100,000,000 8% Senior Notes due 2012 and $150,000,000 8 7/8% Senior Subordinated Notes due 2012. On April 29, 2002, we redeemed our 9 3/4% Subordinated Notes due 2005. The early retirement of these notes resulted in an extraordinary loss of $582,000 net of income taxes of $313,000. The remaining proceeds were used to repay a portion of our Term Loan Facility, repay the current outstanding indebtedness under our Revolving Credit Facility, and the remainder for general corporate purposes. Other senior indebtedness issued by us and outstanding as of July 31, 2002 was $150,000,000 10 1/2% Senior Notes due 2007 and $150,000,000 9 1/8% Senior Notes due 2009.

	On January 22, 2002 we issued a $165,000,000 Term Loan to a group of banks which is due January 22, 2007. Interest is payable monthly at either the prime rate plus 1.25% or LIBOR plus 2.5%. The proceeds from the issuance of the Term Loan were primarily used to partially fund the acquisition of the California operations of Forecast. As of July 31, 2002 borrowings under the Term Loan were $115,000,000.

	Our mortgage banking subsidiary borrows up to $150,000,000 under a bank warehousing arrangement that expires in June 2003. Interest is payable monthly at the Federal Funds Rate plus 1.375%. We believe that we will be able either to extend this agreement beyond June 2003 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of July 31, 2002 borrowings under the greement were $57,238,000.

	Total inventory increased $324,728,000 during the nine months ended July 31, 2002. The increase in inventory was primarily due to the acquisition of Forecast and the purchase of a land portfolio from a builder in our Northeast Region. In addition, inventory levels increased slightly in most of our housing markets except in the Mid-South where we are liquidating our operations. Substantially all homes under construction or completed and included in inventory at July 31, 2002 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, subordinated indebtedness, and cash flow generated from operations.



	The following table summarizes housing lots included in our total residential real estate. The July 31, 2002 numbers excluded lots owned and options in locations that we have ceased development.

                               Active   Contracted    Active    Proposed
Total
                     Active    Selling     Not         Lots    Developable
Lots
                  Communities   Lots    Delivered   Available     Lots
Controlled
                  -----------  -------  ----------  ---------  -----------
-----------
July 31, 2002:

Northeast Region..        28     5,972      1,548       4,424      12,196
18,168
North Carolina....        64     5,785        564       5,221       1,943
7,728
Metro D.C.........        28     3,301        920       2,381       6,915
10,216
California........        41     5,660      1,007       4,653       2,798
8,458
Texas.............        37     2,415        295       2,120         734
3,149
Mid South.........         1       393         39         354          --
393
                  -----------  -------  ----------  ----------  ----------
-----------
                         199    23,526      4,373      19,153      24,586
48,112
                  ===========  =======  ==========  ==========  ==========
===========
   Owned..........              11,308      3,512       7,796       2,504
13,812
   Optioned.......              12,218        861      11,357      22,082
34,300
                               -------  ----------  ----------  ----------
-----------
     Total........              23,526      4,373      19,153      24,586
48,112
                               =======  ==========  ==========  ==========
===========

                               Active   Contracted    Active    Proposed
Total
                     Active    Selling     Not         Lots    Developable
Lots
                  Communities   Lots    Delivered   Available     Lots
Controlled
                  -----------  -------  ----------  ---------  -----------
-----------

October 31, 2001:

Northeast Region..         23    5,561       1,136      4,425       10,314
15,875
North Carolina....         54    4,264         534      3,730        2,312
6,576
Metro D.C.........         34    2,622         779      1,843        4,946
7,568
California........          8    1,499         172      1,327          171
1,670
Texas.............         35    1,788         263      1,525        1,040
2,828
Mid South.........         18    1,279         122      1,157           --
1,279
Other.............         --       17           3         14          992
1,009
                  -----------  -------  ----------  ----------  ----------
-----------
                          172   17,030       3,009     14,021       19,775
36,805
                  ===========  =======  ==========  ==========  ==========
===========
   Owned..........               6,918       2,525      4,393        4,035
10,953
   Optioned.......              10,112         484      9,628       15,740
25,852
                               -------  ----------  ----------  ----------
-----------
     Total........              17,030       3,009     14,021       19,775
36,805
                               =======  ==========  ==========  ==========
===========


	The following table summarizes our started or completed unsold homes and models:

                              July 31,               October 31,
                                2002                     2001
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    39       48      87       69       48      117
North Carolina......   173       20     193      205       41      246
Metro D.C...........    32       25      57       27       27       54
California..........   181       54     235       60       11       71
Texas...............   252       10     262      215       15      230
Mid South...........    21        2      23       54       22       76
Other...............    --       --      --        7       --        7
                     ------   ------   -----   ------   ------   -----
  Total                698      159     857      637      164      801
                     ======   ======   =====   ======   ======   =====

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $62,457,000 and $105,174,000 at July 31, 2002 and October 31, 2001, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by us. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2001

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



Total Revenues:

	Compared to the same prior period, revenues increased as follows:

                                       Three Months Ended
                            ------------------------------------------
                             July 31,    July 31,   Dollar  Percentage
                              2002        2001      Change    Change
                            ------------------------------------------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $  681,329  $  497,291  $184,038    37.0%
  Land sales and other
    revenues...........         12,651       2,477    10,174   410.7%
  Financial Services...         10,656       9,482     1,174    12.4%
                            ----------  ----------  --------  --------
   Total Revenues...        $  704,636  $  509,250  $195,386    38.4%
                            ==========  ==========  ========  ========

                                      Nine Months Ended
                            ------------------------------------------
                             July 31,    July 31,   Dollar  Percentage
                              2002        2001      Change    Change
                            ------------------------------------------
                                      (Dollars In Thousands)
Homebuilding:

Sale of homes........      $1,656,813 $1,173,997   $482,816     41.1%
Land sales and other
    revenues...........        34,564      9,012     25,552    283.5%
Financial Services...          28,319     21,769      6,550     30.1%
                           ----------  ---------   --------  --------
   Total Revenues...       $1,719,696 $1,204,778   $514,918     42.7%
                           ==========  =========   ========  ========


Homebuilding:

	Revenues from the sale of homes increased $184.0 million or 37.0% during the three months ended July 31, 2002, and increased $482.8 million or 41.1% during the nine months ended July 31, 2002 compared to the same periods last year. Revenues from the sale of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

	Information on homes delivered by market area is set forth below:

                        Three Months Ended    Nine Months Ended
                             July 31,              July 31,
                        ------------------- ---------------------
                           2002      2001      2002        2001
                        ---------  -------- ----------   --------
                                  (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $177,153  $156,366  $ 455,171  $ 406,692
  Homes Delivered......       570       499      1,469      1,346

North Carolina(2):
  Housing Revenues.....  $ 72,437  $ 85,887  $ 193,902  $  178,142
  Homes Delivered......       393       487      1,044       1,022

Metro D. C.(2):
  Housing Revenues.....  $110,030  $109,535  $ 258,755  $  221,343
  Homes Delivered......       386       439        944         938

California(1):
  Housing Revenues.....  $242,631  $ 61,830  $ 535,961  $  171,483
  Homes Delivered......       926       168      2,094         460

Texas:
  Housing Revenues.....  $ 65,432  $ 62,360  $ 172,778  $  146,604
  Homes Delivered......       286       286        746         691

Mid South(2):
  Housing Revenues.....  $ 13,646  $ 18,774  $  39,793  $   33,697
  Homes Delivered......        86       123        252         226

Other:
  Housing Revenues.....  $     --  $  2,539  $     453  $   16,036
  Homes Delivered......        --        19          6        112

Totals:
  Housing Revenues.....  $681,329  $497,291  $1,656,813 $1,173,997
  Homes Delivered......     2,647     2,021       6,555     4,795


(1) July 31, 2002 includes Forecast deliveries beginning on January 10, 2002.
(2) July 31, 2001 includes Washington Homes deliveries beginning on January 24, 2001.

	The increase in housing revenues was primarily due to the acquisition of Forecast for the third quarter 2002 and the acquisition of Forecast and a full nine months of operations from Washington Homes for the nine months ended July 31, 2002. In addition, these increases were due to increased deliveries in the Northeast Region resulting from a land portfolio acquisition in late March 2002 and increased average sales prices in all our markets except California. California's average sales price is down due to the Forecast Group product being mostly lower priced, first time buyer homes.

	Important indicators of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                           Nine Months Ended         Contract Backlog
                                July 31,             as of July 31,
                      -------------------------    ---------------------
                          2002           2001         2002       2001
                      -----------     ---------    ---------   ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............$  423,227    $  400,199    $ 442,037    $354,132
  Homes...............     1,478         1,483        1,578       1,286

North Carolina:
  Dollars.............$  198,848    $  211,007    $ 108,502    $125,823
  Homes...............     1,074         1,174          564         669

Metro D.C.:
  Dollars.............$  341,919    $  248,219    $ 292,044    $224,171
  Homes...............     1,085           984          920         866

California:
  Dollars.............$  634,009    $  220,961    $ 286,876    $118,981
  Homes...............     2,394           658        1,007         349

Texas:
  Dollars.............$  171,409    $  165,160    $  69,556    $ 85,693
  Homes...............       778           781          295         372

Mid South:
  Dollars.............$   26,521    $   36,499    $   6,456    $ 18,725
  Homes...............       169           239           39         112

Other:
  Dollars.............$      340    $    1,578    $      --    $  1,009
  Homes...............         3            46           --          18

Totals:
  Dollars.............$1,796,273    $1,283,623    $1,205,471   $928,534
  Homes...............     6,981         5,365         4,403      3,672

	The following pro forma information for the nine months ended July 31, 2002 and 2001 has been prepared as if the merger with Washington Homes, Inc. on January 23, 2001 and the acquisition of Forecast on January 10, 2002 had occurred on November 1, 2000. Total sales contracts were $1,882,706 and $1,688,912 and total homes were 7,379 and 7,303 for the nine months ended July 31, 2002 and 2001, respectively. Total contract backlog was $1,205,471 and $1,050,432 and total homes in backlog were 4,403 and 4,215 as of July 31, 2002 and 2001, respectively.

During August 2002 we signed an additional 782 contracts compared to 414 in the same month last year.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended     Nine Months Ended
                                    July 31,             July 31,
                              -------------------  ---------------------
                                2002       2001       2002       2001
                              --------   --------  ----------  ---------
                                        (Dollars in Thousands)

Sale of Homes................ $681,329   $497,291  $1,656,813 $1,173,997
Cost of Sales................  530,154    397,622   1,303,637    933,690
                              --------   --------  ----------  ---------
Housing Gross Margin......... $151,175   $ 99,669  $  353,176 $  240,307
                              ========   ========  ========== ==========

Gross Margin Percentage......    22.2%      20.0%      21.3%       20.5%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Nine Months Ended
                                    July 31,              July 31,
                              -------------------   -------------------
                                2002       2001       2002       2001
                              --------   --------   --------   --------
Sale of Homes................  100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....   70.7%      72.3%      71.0%      71.6%
      Commissions............    2.2%       2.3%       2.2%       2.3%
      Financing concessions..    0.9%       1.1%       1.0%       0.9%
      Overheads..............    4.0%       4.3%       4.5%       4.7%
                              --------   --------   --------   --------
Total Cost of Sales..........   77.8%      80.0%      78.7%      79.5%
                              --------   --------   --------   --------
Gross Margin.................   22.2%      20.0%      21.3%      20.5%
                              ========   ========   ========   ========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. We achieved higher gross margins during the three and nine months ended July 31, 2002 compared to the same period last year. The consolidated gross margin increased 2.2% and 0.8% for the three and nine months ended July 31, 2002. Gross margins increased in our Metro D. C. market, California markets (excluding Forecast communities), and in our highest margin market, the Northeast Region.
These increased margins are primarily the result of higher sales prices and increased national contract rebates, while housing costs remained relatively stable.


	Selling, general, and administrative costs as a percentage of total homebuilding revenues decreased to 7.6% for the three months ended July 31, 2002 from 7.8% for the prior year's three months, and decreased to 8.2% for the nine months ended July 31, 2002 from 8.6% for the prior year's nine months. Such expenses increased during the three and nine months ended July 31, 2002 by $14.1 million and $36.3 million, repsectively, compared to the same periods last year. The percentage decline for the three and nine months ended July 31, 2002 was due to the increased deliveries. The dollar increase in selling, general, and administrataive was primarily due to a full nine months of expenses from Washington Homes, Inc., increased administrataive staff in the Northeast Region, and the addition of Forecast Homes.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended   Nine Months Ended
                                       July 31,              July 31,
                                   ------------------   -------------------
                                     2002      2001       2002       2001
                                   --------  --------   --------   --------

Land and Lot Sales................ $ 10,587  $  1,160    $29,127   $  5,398
Cost of Sales.....................    9,522       979     24,048      4,808
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...    1,065       181      5,079        590
Interest Expense..................      112        58        760        347
                                   --------  --------   --------   --------
Land and Lot Sales Profit
  Before Tax...................... $    953  $    123   $  4,319   $    243
                                   ========  ========   ========   ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three and nine months ended July 31, 2002 financial services provided a $5.0 million and $12.2 million profit before income taxes compared to a profit of $3.4 million and $7.2 million for the same period in 2001. These increases are primarily due to reduced costs, increased mortgage loan amounts, and the addition of mortgage operations from the merger with Washington Homes for a full nine months and the acquisition of Forecast Homes. In addition to our wholly-owned mortgage subsidiaries, customers obtained mortgages from our mortgage joint ventures in our Texas division in 2001 and our Forecast division in 2002.



Corporate General and Administrative

	Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses decreased to 1.7% for the three months ended July 31, 2002 from 2.1% for the prior year's three months and decreased to 2.0% for the nine months ended July 31, 2002 from 2.5% for the prior year's nine months. Corporate general and administrative expenses increased $1.5 million and $3.8 million during the three and nine months ended July 31, 2002, respectively, compared to the same periods last year. The percentage decline is primarily attributed to the increase in housing operations. Increases in corporate general and administrative dollar expenses are primarily attributed to higher employee incentives due to a higher return on equity.


Interest

	Interest expense includes housing and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended  Nine Months Ended
                                 July 31,            July 31,
                            ------------------  ------------------
                              2002      2001      2002      2001
                            --------  --------  --------  --------

Sale of Homes.............. $ 15,737   $13,427   $41,593   $36,592
Land and Lot Sales.........      112        58       760       347
                            --------  --------  --------  --------
Total...................... $ 15,849   $13,485   $42,353   $36,939
                            ========  ========  ========  ========

	Housing interest as a percentage of sale of homes revenues decreased to 2.3% and 2.5% for the three and nine months ended July 31, 2002, respectively, compared to 2.7% and 3.1% for the three and nine months ended July 31, 2001, respectively. These decreases are primarily the result of quicker inventory turnover. Inventory turnover is up as a result of the acquisition of Forecast and the merger with Washington Homes where a larger portion of their purchases are finished lots requiring shorter holding periods until homes are delivered.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, employee stock bonus program, amortization of the Forecast consultant's agreements and the right of first refusal agreement, expenses related to exiting our Mid South market, and corporate owned life insurance loan interest. For the nine months ended July 31, 2002, other operations increased primarily due to the amortization of the Forecast consulting and right of first refusal agreements (starting in 2002), increased amortization of senior and subordinated note issuance expenses, and increased expenses from the employee stock bonus program.



Restructuring Charges

	Restructuring charges are estimated expenses associated with the merger of our operations with those of Washington Homes, Inc. as a result of the merger on January 23, 2001. Under our merger plan, administration offices in Maryland, Virginia, and North Carolina were either closed, relocated, or combined. The merger of administration offices was completed by July 31, 2001. At January 31, 2001, expenses were accrued for salaries, severance and outplacement costs for the involuntary termination of associates, costs to close and/or relocate existing administrative offices, and lost rent and leasehold improvements. During the year ended October 31, 2001 our estimate for restructuring charges was increased to a total of $3.2 million. We have provided for the termination of 65 associates. We accrued approximately $2.0 million to cover termination and related costs. Associates being terminated were primarily administrative. In addition, we accrued approximately $1.2 million to cover closing and/or relocation of various administrative offices in these three states. Such amounts are included in accounts payable and other liabilities in the accompanying financial statements. $94,000 and $671,000 was charged against the reserve during the three and nine months ended July 31, 2002, respectively. At July 31, 2002 $1.8 million has been charged against termination costs relating to the termination of 63 associates and $0.9 million has been charged against closing and relocation costs.


Asset Write Off

We wrote off costs during the three months ended July 31, 2002 associated with SAP, our enterprise-wide operating software, totaling $12.0 million pretax included in Restructuring Charges/Asset Write Off in the accompanying Consolidated Statements of Income or $7.6 million after taxes equal to $0.23 per fully diluted share. These unamortized costs are those associated with the development of the SAP system. We were not successful in implementing SAP, due to the complexities and limitations in the software program. We have $2.5 million initiative costs remaining, all of which will be amortized over the remaining life of the communities using SAP software, which are scheduled to be substantially complete by the end of 2003. We have recently identified an alternative software package that will offer us the information system functionality we need. We are planning to have our first pilot community on line by the end of this calendar year, which will utilize this alternative software package.


Recent Accounting Pronouncements

	In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach. We adopted SFAS 142 on November 1, 2001. As a result, goodwill amortization of $1,104,000 and $2,731,000 which was incurred in the three and nine months ended July 31, 2001, respectively, is no longer incurred in fiscal 2002.

	In May 2002, the Financial Accounting Standards Board issued (SFAS) No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. We will adopt SFAS No. 145 effective for our fiscal year beginning November 1, 2002. We do not anticipate that the adoption of the new standard will have a material effect on the financial position or results of operations of our Company.


Total Taxes

	Total taxes as a percentage of income before taxes amounted to approximately 37.6% and 39.5% for the nine months ended July 31, 2002 and 2001, respectively. The decrease in this percentage from 2001 to 2002 is primarily attributed to a lower state income tax percentage and a decrease in the effective federal income tax rate. The decrease in the state tax percentage was primarily the result of reduced taxes in New Jersey and Maryland which were partially offset by increases in California and Virginia. The decreased federal effective rate is due primarily to a reserve set up in 2001 for potential adjustments. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


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



Safe Harbor Statement

All statements in this Form 10-Q that are not historical facts should be considered as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements expressed or implied by the forward looking statements. Such risks, uncertainties and other factors include, but are not limited to:
	.  Changes in general and local economic and business conditions
	.  Weather conditions
	.  Changes in market conditions
	.  Changes in home prices and sales activity in the markets where the
	     Company builds homes
	. Government regulation, including regulations concerning development of
	     land, the homebuilding process, and the environment
	. Fluctuations in interest rates and the availability of mortgage financing
	.  Increases in raw materials and labor costs
	.  The availability and cost of suitable land and improved lots
	.  Levels of competition
	.  Availability of financing to the Company
	.  Terrorist acts and other acts of war

	These risks, uncertainties, and other factors are described in detail in Item 1 and 2 Business and Properties in our Form 10-K for the year ended October 31, 2001.


Quantitative and Qualitative Disclosures About Market Risk.

	The primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from FNMA, FHLMC, GNMA securities and private investors. Accordingly the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of July 31, 2002, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

                         As of July 31, 2002 for the
                         Nine Months Ended July 31,
                   --------------------------------------

FMV @
                     2003    2004    2005    2006    2007   Thereafter   Total
7/31/02
                   -------  ------  ------  ------  ------  ----------  --------  --
-----
                                         (Dollars in Thousands)

Long Term Debt(1):
  Fixed Rate...... $11,549  $  75   $  81   $  88   $  96   $ 550,360  $562,249
$552,749
  Average interest
    rate..........   6.71%   8.38%  8.38%   8.38%   8.38%       9.23%     9.17%
--
  Variable rate...      --      --     --      --   $115,000      --   $115,000
$115,000
  Average interest
    rate..........      --      --     --      --     (2)         --         --
--

 (1) Does not include bonds collateralized by mortgages receivable.
 (2) Libor plus 2.5%

Part II.  Other Information

Item 6(a).  Exhibits

            (i)  Exhibit 10(a) Amended and Restated Credit
                 Agreement dated June 21, 2002.

           (ii) Exhibit 10(b) $110,000,000 K. Hovnanian Mortgage, Inc. Revolving Credit Agreement dated June 7, 2002.

          (iii)  Exhibit 10(c) First Amendment to K. Hovnanian
                 Mortgage Inc. Revolving Credit Agreement dated
                 July 25, 2002.

           (iv)  Exhibit 99(a) Certification of Chief Executive
                 Officer Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002.

            (v)  Exhibit 99(b) Certification of Chief Financial
                 Officer Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002.

     Item 6(b). No reports on Form 8K have been filed during the quarter for which this report is filed.



                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  September 13, 2002           /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  September 13, 2002           /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller



CERTIFICATION




I, Ara K. Hovnanian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hovnanian
Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



						/S/ARA K. HOVNANIAN
						Ara K. Hovnanian
						President and Chief Executive
Officer


Date:  September 13, 2002





CERTIFICATION




I, J. Larry Sorsby, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hovnanian
Enterprises, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



						/S/J. LARRY SORSBY
						J. Larry Sorsby
						Executive Vice-President
						And Chief Financial Officer


Date:  September 13, 2002