Form 10-K
period 2002-10-31
HOVNANIAN ENTERPRISES INC
filed 2003-01-24
CIK 357294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K



( X )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the twelve months ended OCTOBER 31, 2002

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

Indicate by check mark whether the regisrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes ( X )  No (   )

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2002 was $450,643,000.

As of the close of business on January 6, 2003, there were outstanding 23,228,281 shares of the Registrant's Class A Common Stock and 7,439,742 shares of its Class B Common Stock.


Documents Incorporated by Reference:

Part III - Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation l4A in connection with registrant's annual meeting of shareholders to be held on March 7, 2003 which are responsive to Items l0, ll, l2 and l3.

HOVNANIAN ENTERPRISES, INC.
FORM 10-K
TABLE OF CONTENTS

Item 							             Page
PART I

1 and 2	        	Business and Properties......................   4
   3			Legal Proceedings............................  15
   4			Submission of Matters to a Vote of
			  Security Holders...........................  15
			Executive Officers of the Registrant.........  15

PART II

   5			Market for the Registrant's Common Equity
			  and Related Stockholder Matters............  15

   6			Selected Consolidated Financial Data.........  17

   7			Management's Discussion and Analysis of
			  Financial Condition and Results of
			  Operations.................................  19

   7A			Quantitative and Qualitative Disclosures About
			  Market Risk................................  38

   8			Financial Statements and Supplementary
			  Data.......................................  39
   9			Changes in and Disagreements with
			  Accountants on Accounting and Financial
			  Disclosure.................................  39

PART III

  10			Directors and Executive Officers of the
			  Registrant.................................  40

			Executive Officers of the Registrant.........  40

  11			Executive Compensation.......................  42

  12			Security Ownership of Certain Beneficial
			  Owners and Management and Related
                        Stockholder Matters........................  42

  13			Certain Relationships and Related
			  Transactions...............................  43

  14			Controls and Procedures......................  43

PART IV

  15			Exhibits, Financial Statement Schedules and
			   Reports on Form 8-K.......................  44

			Signatures...................................  46

			Certifications...............................  47


PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

BUSINESS OVERVIEW

	We design, construct and market high quality single-family detached homes and attached condominium apartments and townhouses in planned residential developments in the Northeast (New Jersey, southern New York state, and eastern Pennsylvania), North Carolina, South Carolina, Metro D.C. (northern Maryland and Virginia), California, Texas, and the Mid
South (Tennessee, Alabama, and Mississippi).  During the year ended
October 31, 2002, we liquidated substantially all of our operations in the Mid-South. We market our homes to first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. We offer a variety of homestyles in the United States at base prices ranging from $42,000 to $933,000 with an average sales price in fiscal 2002 of $279,000. We are currently offering homes for sale in 196 communities. Since the incorporation of our predecessor company in 1959, we have delivered in excess of 134,000 homes, including 9,514 homes in fiscal 2002. In addition, we provide financial services (mortgage loans and title insurance) to our homebuilding customers.

	We employed approximately 2,370 full-time associates as of October 31, 2002. We were incorporated in New Jersey in 1967 and we reincorporated in Delaware in 1982.

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

	Design - Our residential communities are generally located in suburban areas near major highways. The communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures and colors. Recreational amenities such as swimming pools, tennis courts, club houses and tot lots are frequently included.

	Construction - We design and supervise the development and building of our communities. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We employ subcontractors for the installation of site improvements and construction of homes. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. We rigorously control costs through the use of computerized monitoring systems. Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. A majority of our single family detached homes are constructed after the signing of a contract and mortgage approval has been obtained.

	Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we contract with subcontractors to construct our homes. Hovnanian has reduced construction and administrative costs by consolidating the number of vendors serving markets and by executing national purchasing contracts with select vendors. In recent years, Hovnanian has experienced no significant construction delays due to shortages of materials or labor. Hovnanian cannot predict, however, the extent to which shortages in necessary materials or labor may occur in the future.

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

	Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 2002, 6.4% of our customers paid in cash and over 71% of our non-cash customers obtained mortgages originated by one of our wholly-owned mortgage banking subsidiaries or our mortgage joint venture in California. Mortgages originated by our wholly-owned mortgage banking subsidiaries are sold in the secondary market.


RESIDENTIAL DEVELOPMENT ACTIVITIES

	Our residential development activities include evaluating and purchasing properties, master planning, obtaining governmental approvals and constructing, marketing and selling homes. A residential development generally includes single family detached homes and/or a number of residential buildings containing from two to twenty-four individual homes per building, together with amenities such as recreational buildings, swimming pools, tennis courts and open areas.

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

 - We typically acquire land for future development principally through the use of land options which need not be exercised before the completion of the regulatory approval process. We structure these options in most cases with flexible take down schedules rather than with an obligation to take down the entire parcel upon approval. Additionally, we purchase improved lots in certain markets by acquiring a small number of improved lots with an option on additional lots. This allows us to minimize the economic costs and risks of carrying a large land inventory, while maintaining our ability to commence new developments during favorable market periods.

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

	Current base prices for our homes in contract backlog at October 31, 2002 (exclusive of upgrades and options) range from $42,000 to $900,000 in our Northeast Region, from $119,000 to $700,000 in Metro D.C., from $97,000 to $405,000 in North Carolina, from $132,000 to $580,000 in Texas, and from $120,000 to $933,000 in California. Closings generally occur and are typically reflected in revenues from two to nine months after sales contracts are signed.

	Information on homes delivered by market area is set forth below:

                                     Year Ended
                          ----------------------------------
                           October      October     October
                           31, 2002     31, 2001    31, 2000
                          ----------    --------    --------
                           (Housing Revenue in Thousands)

Northeast Region:
  Housing Revenues........$  660,250  $  570,647  $  561,422
  Homes Delivered.........     2,144       1,860       1,939
  Average Price...........$  307,952  $  306,799  $  289,542

North Carolina(2):
  Housing Revenues........$  264,055  $  255,390  $  126,596
  Homes Delivered.........     1,421       1,449         653
  Average Price...........$  185,823  $  176,253  $  193,868

Metro D.C.(2):
  Housing Revenues........$  396,273  $  310,815  $   66,137
  Homes Delivered.........     1,385       1,294         263
  Average Price...........$  286,118  $  240,197  $  251,471

California(1):
  Housing Revenues........$  852,373  $  280,582  $  143,729
  Homes Delivered.........     3,220         760         480
  Average Price...........$  264,712  $  369,187  $  299,435

Texas:
  Housing Revenues........$  240,181  $  215,045  $  186,294
  Homes Delivered.........     1,033       1,003         914
  Average Price...........$  232,508  $  214,402  $  203,823

Mid-South(2):
  Housing Revenues........$   48,510  $   44,372          --
  Homes Delivered.........       305         290          --
  Average Price...........$  159,049  $  153,007          --

Other:
  Housing Revenues........$      453  $   16,866  $   21,288
  Homes Delivered.........         6         135         118
  Average Price...........$   75,500  $  124,933  $  180,407

Combined Total:
  Housing Revenues........$2,462,095  $1,693,717  $1,105,466
  Homes Delivered........      9,514       6,791       4,367
  Average Price...........$  258,787  $  249,406  $  253,141

(1) October 31, 2002 includes Forecast deliveries beginning on
January 10, 2002.
(2) October 31, 2001 includes Washington Homes deliveries beginning on January 24, 2001.

	The value of our net sales contracts increased 50.2% to $2,432,000 for the year ended October 31, 2002 from $1,619,000 for the year ended October 31, 2001. This increase was the net result of a 39.8% increase in the number of homes contracted to 9,394 in 2002 from 6,722 in 2001.
By market, on a dollar basis, the Northeast Region increased 13.4%, Metro
D. C. increased 33.1%, Texas increased 8.0%, and California increased 253.9%. The increases in California and Metro D. C. were due to the acquisition of the Forecast Group, L.P. on January 10, 2002 and a full year of operations in Metro D. C. from the merger with Washington Homes on January 23, 2001. The increases in the Northeast Region, and Texas were due to increased sales and increased sales prices. These increases were slightly offset by a 6.5% decrease in sales in North Carolina due to continued slow market conditions.

	The following table summarizes our active communities under development as of October 31, 2002. The contracted not delivered and remaining home sites available in our active communities under development are included in the 53,988 total home lots under the total residential real estate chart in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                         (1)        (2)
			                              Contracted   Remaining
			 Commun-  Approved    Homes      Not       Home Sites
			  ities     Lots    Delivered  Delivered   Available
			 -------  --------  ---------  ---------   ----------

  Northeast Region.     28     9,442      3,743      1,371        4,328
  North Carolina...     64     9,062      3,876        466        4,720
  Metro D.C........     27     5,607      2,425        755        2,427
  California.......     42     9,952      3,978        955        5,019
  Texas............     35     4,459      1,893        277        2,289
  Mid-South........     --       274        245          7           22
                    -------  --------  ---------  ---------   ----------
      Total            196    38,796     16,160      3,831       18,805
                    =======  ========  =========  =========   ==========

(1) Includes 636 lots under option and excludes 26 lots under our build on your own lot program.

(2) Of the total home sites available, 959 were under construction or completed (including 205 models and sales offices), 10,912 were under option, and 128 were financed through purchase money mortgages.


	The following table summarizes our total started or completed unsold homes as of October 31, 2002:

                                   Unsold
                                   Homes        Models      Total
                                   ------       ------      -----

Northeast Region..................    73           46         119
North Carolina....................   191           32         223
Metro D.C.........................    34           31          65
California........................   193           65         258
Texas.............................   261           31         292
Mid-South.........................     2           --           2
                                   ------       ------      -----
     Total                           754          205         959
                                   ======       ======      =====


BACKLOG

	At October 31, 2002 and October 31, 2001, we had a backlog of signed contracts for 3,857 homes and 3,033 homes, respectively, with sales values aggregating $1,076,728,000 and $773,074,000, respectively. Substantially all of our backlog at October 31, 2002 is expected to be completed and closed within the next twelve months. At November 30, 2002 and 2001, our backlog of signed contracts was 4,051 homes and 3,025 homes, respectively, with sales values aggregating $1,130,807,000 and $770,930,000, respectively.

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


RESIDENTIAL LAND INVENTORY

	It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2002, exclusive of communities under development described under "Business and Properties -- Residential Development Activities," is summarized in the following table. The proposed developable lots in communities under development are included in the 53,988 total home lots under the total residential real estate chart in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.


			      Number
			       of        Proposed    Total Land
			     Proposed   Developable    Option         Book
			   Communities     Lots        Price        Value(1)(2)
			   -----------  -----------  -----------    -----------
                                                     (In Thousands)
Northeast Region:
  Under Option.......       82       14,941     $658,085        $103,447
  Owned..............        7          759                       28,281
                       ---------  -----------                 -----------
     Total...........       89       15,700                      131,728
		       ---------  -----------                 -----------
North Carolina:
  Under Option.......       13        2,283     $ 77,719             812
                       ---------  -----------                 -----------
Metro D.C.:
  Under Option.......       47        6,002     $426,421          14,566
  Owned..............        7        1,392                       23,446
                        --------  -----------                 -----------
     Total...........       54        7,394                       38,012
                        --------  -----------                 -----------
California:
  Under Option.......       30        4,354     $175,117          15,076
  Owned..............        1          103                        6,288
                        --------  -----------                 -----------
     Total...........       31        4,457                       21,364
                        --------  -----------                 -----------
Texas:
  Under Option.......       15        1,518     $ 59,004          12,454
                        --------  -----------                 -----------
Totals:
  Under Option.......      187       29,098                      146,355
  Owned..............       15        2,254                       58,015
			---------  -----------                 -----------
Combined Total.......      202       31,352                     $204,370
		        =========  ===========                 ===========


(1) Properties under option also includes costs incurred on properties not under option but which are under investigation. For properties under option, we paid, as of October 31, 2002, option fees and deposits aggregating approximately $69,534,000 and accrued $13,832,000 for specific performance options.. As of October 31, 2002, we spent an additional $62,989,000 in non-refundable predevelopment costs on such properties.

(2) The book value of $204,370,000 is identified on the balance sheet as "Inventories - land, land options, held for future development or sale," and does not include inventory in Poland and Florida amounting to $4,463,000 and inventory amounting to $29,168,000 for communities partially under construction.

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

	In California, where possible, we plan to option developed or partially developed lots. With a limited supply of developed lots in California, we are also optioning parcels of unimproved land for development.


CUSTOMER FINANCING

	At our communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through our mortgage subsidiaries. We believe that the ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

	Our business consists of providing our customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. We originate loans in New Jersey, New York, Pennsylvania, Maryland, Virginia, North Carolina, Texas, and California. During the year ended October 31, 2002, approximately 6.4% of our homebuyers paid in cash and 71% of our non-cash homebuyers obtained mortgages originated by one of our wholly-owned mortgage banking subsidiaries or our mortgage joint venture in California.

	Like other mortgage bankers, we customarily sell nearly all of the loans that we originate. Additionally, we sell virtually all of the loan servicing rights to loans we originate. Loans are sold either individually or in pools to GNMA, FNMA, or FHLMC or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.



COMPETITION

	Our residential business is highly competitive. We are among the top ten homebuilders in the United States in both homebuilding revenues and home deliveries. We compete with numerous real estate developers in each of the geographic areas in which we operate. Our competition range from small local builders to larger regional and national builders and developers, some of which have greater sales and financial resources than us. Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of reputation, price, location, design, quality, service and amenities.


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

	New Jersey Fair Housing Act. In July 1985, New Jersey adopted the Fair Housing Act which established an administrative agency to adopt criteria by which municipalities will determine and provide for their fair share of low and moderate income housing. This agency adopted such criteria in May 1986. Its implementation thus far has caused some delay in approvals for some of our New Jersey communities and may result in a reduction in the number of homes planned for some properties.

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

	New Jersey State Planning Act. Pursuant to the 1985 State Planning Act, the New Jersey State Planning Commission has adopted a State Development and Redevelopment Plan ("State Plan"). The State Plan, if fully implemented, would designate large portions of the state as unavailable for development or as available for development only at low densities, and other portions of the state for more intense development. State government agencies would be required to make permitting decisions in accordance with the State Plan, if it is fully implemented. The state government agencies have adopted some policies and regulations to implement the State Plan. The Governor has issued an Executive Order to all state agencies requiring compliance with the State Plan. It is unclear what effect this Executive Order may have on our ability to develop our land.

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

	Company Offices. We own our corporate headquarters, a four-story, 24,000 square feet office building located in Red Bank, New Jersey and 19,992 square feet in a Middletown, New Jersey condominium office building. We lease office space consisting of 106,549 square feet in various New Jersey and Pennsylvania locations, 49,550 square feet in the Metro D. C. area, 50,956 square feet in various North Carolina locations, 3,688 square feet in various Mid South locations, 13,505 square feet in West Palm Beach, Florida, 48,618 square feet in California, and 23,055 square feet in various Texas locations.

ITEM 3 - LEGAL PROCEEDINGS

	We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. Recently the general liability insurance market for homebuilding companies and their suppliers and subcontractors has become very difficult. The availability of general liability insurance has been limited due to a decreased number of insurance companies willing to write for the industry. In addition, those few insurers willing to write liability insurance have significantly increased the premium costs. The Company has been able to obtain general liability insurance but at higher premium costs with higher deductibles. The Company has been advised that a significant number of its subcontractors and suppliers have also had difficulty obtaining insurance that also provides coverage to the Company. While no assurance can be given, the Company believes that it will be able to continue to obtain coverage but at higher total costs.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	During the fourth quarter of the year ended October 31, 2002 no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

	Information on executive officers of the registrant is incorporated herein from Part III, Item 10.


PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

	Our Class A Common Stock is traded on the New York Stock Exchange and was held by 504 shareholders of record at January 6, 2003. There is no established public trading market for our Class B Common Stock, which was held by 380 shareholders of record at January 6, 2003. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2002, 2001, and 2000:

                             Class A Common Stock
               ------------------------------------------------
               Oct. 31, 2002    Oct. 31, 2001    Oct. 31, 2000
               --------------   --------------   --------------
Quarter         High    Low      High    Low      High    Low
-------        ------  ------   ------  ------   ------  ------
First........  $22.40  $10.00   $ 9.99  $ 7.19   $ 6.88  $ 5.25
Second.......  $32.40  $19.07   $18.75  $ 8.75   $ 6.62  $ 5.44
Third........  $38.75  $24.31   $19.34  $13.00   $ 6.38  $ 5.44
Fourth.......  $40.56  $24.70   $15.00  $ 9.71   $ 7.94  $ 5.88

	On August 7, 1999 and October 1, 1999 we acquired two homebuilding companies. As part of the purchase price 1,845,359 shares of unregistered Class A Common Stock were issued to the sellers. At October 31, 2002, 47,619 of these shares are being held in escrow (and thus not reported as issued and outstanding). There were no underwriters associated with these transactions. These shares were issued in private transactions in reliance upon Section 4(2) of the Securities Act of 1933.

	Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $115,183,000 of retained earnings was free of such restrictions at October 31, 2002. We have never paid a cash dividend nor do we currently intend to pay dividends.


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

	The following table sets forth selected financial data and should be read in conjunction with the financial statements included elsewhere in this Form 10-
K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.

                                                    Year Ended
                              ----------------------------------------------------
Summary Consolidated           October      October   October   October   October
Income Statement Data          31, 2002     31, 2001  31, 2000  31, 1999  31, 1998
----------------------------- ----------  ----------  --------  --------- --------
                                      (In Thousands Except Per Share Data)
Revenues.....................$2,551,106  $1,741,990  $1,135,559  $946,414  $937,729
Expenses..................... 2,324,481   1,635,636   1,083,741   895,797   896,437
                              ----------  ----------  --------- --------- ---------
Income before income
  taxes and extraordinary loss  226,625     106,354      51,818    50,617    41,292
State and Federal income taxes.  88,347      42,668      18,655    19,674    15,141
Extraordinary loss...........      (582)                            (868)     (748)
                              ----------  ----------  --------- ---------  ---------
Net income................... $ 137,696  $   63,686  $   33,163  $ 30,075  $ 25,403
                              ==========  ==========  =========  ========  =========
Per Share Data:
Basic:
  Income before
    extraordinary loss....... $    4.55  $     2.38  $     1.51  $   1.45  $  1.20
  Extraordinary loss.........      (.02)                            (.04)    (0.03)
                              ----------  ----------  --------- ---------  --------
  Net income................. $    4.53  $     2.38  $     1.51  $   1.41  $  1.17
                              ==========  ==========  ========= =========  ========
  Weighted average number of
    common shares outstanding..  30,405      26,810      21,933    21,404   21,781

Assuming Dilution:
  Income before
    extraordinary loss....... $    4.30  $     2.29  $     1.50  $   1.43  $  1.19
  Extraordinary loss.........      (.02)                             (.04)   (0.03)
                              ----------  ----------  ---------  ---------  --------
  Net income................. $    4.28  $     2.29  $     1.50  $   1.39  $  1.16
                              ==========  ==========  =========  =========  ========
  Weighted average number of
    common shares outstanding..  32,155      27,792      22,043    21,612    22,016

Summary Consolidated           October      October   October    October   October
Balance Sheet Data             31, 2002     31, 2001  31, 2000   31, 1999  31, 1998
----------------------------- ----------  ----------  ---------  --------  --------
Total assets.................$1,678,128  $1,064,258  $  873,541  $712,861  $589,102
Mortgages and notes payable..$  215,365  $  111,795  $   78,206  $110,228  $150,282
Senior notes, participating
  senior subordinated
  debentures and subordinated
  notes......................$ 546,390   $  396,544  $  396,430  $250,000  $145,449
Stockholders' equity.........$ 562,549   $  375,646  $  263,359  $236,426  $201,392

Note: See Item 7 "Results of Operations" for impact of our 1999, 2001, and 2002 acquisitions in our operating results.


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

	The following table sets forth the ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends for the periods indicated:

                                       Years Ended October 31,
                           --------------------------------------------------
                             2002       2001      2000      1999      1998
                           --------  --------  --------  --------  ----------
Ratio of earnings to
  fixed charges............    4.7       3.1       2.2       3.0       2.5
Ratio of earnings to
  combined fixed charges
  and preferred stock
  dividends.................   4.7       3.1       2.2       3.0       2.5




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

	Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

	Business Combinations - When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". Under SFAS No. 141 (for acquisitions subsequent to June 30, 2001) and APB 16 (for acquisitions prior to June 30, 2001) we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and identified intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

	Income Recognition from Home and Land Sales - Income from home sales is recorded when each home is closed, title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

	Income Recognition from Mortgage Loans - Profits and losses relating to the sale of mortgage loans are recognized when legal control pass to the buyer and the sales price is collected.

	Inventories - For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined in the Statement of Financial Accounting Standards (SFAS)No. 144 "Accounting for the Impairment of or Disposal of Long-Lived Assets" as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then amortized equally based upon the number of homes to be constructed in the community.

	Self Insurance Reserves - We are self insured for our worker's compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated future losses.

	Interest - Costs related to properties under development are capitalized during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold.

	Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. Options that include specific performance terms, which have been triggered, are recorded on the balance sheet as inventory and other liabilities.

	Intangible Assets - The intangible assets recorded on our balance sheet are goodwill and a tradename which is an indefinite life intangible asset resulting from company acquisitions. In accordance with the Financial Accounting Standards No. 142 ("SFAS No. 142") " Goodwill and Other Intangible Assets", we no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment.
We performed such assessments utilizing a fair value approach as of October 31, 2002, and determined that no impairment of intangibles existed.

	Post Development Completion Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheets.


CAPITAL RESOURCES AND LIQUIDITY

	Our cash uses during the twelve months ended October 31, 2002 were for operating expenses, seasonal increases in housing inventories, construction, income taxes, interest, the repurchase of common stock, the redemption of subordinated indebtedness, the acquisition of the California operations of the Forecast Group, L.P. ("Forecast"), and the acquisition of a land portfolio from another homebuilding company. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of a term loan, the issuance of $150,000,000 senior subordinated notes, the issuance of $100,000,000 senior notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements, acquisitions, and other needs.

	At October 31, 2002 we had approximately $250.0 million of excess cash. Management anticipates using the excess cash to grow existing operations and fund future acquisitions.

	Our net income historically does not approximate cash flow from operating activities. The difference between net income and cash flow from operating activities is primarily caused by changes in receivables, prepaid and other assets, interest and other accrued liabilities, accounts payable, inventory levels, mortgage loans and liabilities, and non-cash charges relating to depreciation, the writeoff of SAP costs, and impairment losses. In 2001 and 2000, a portion of the difference was also due to goodwill amortization. When we are expanding our operations, which was the case in fiscal 2002 and 2001, inventory levels increase causing cash flow from operating activities to decrease. Liabilities also increase as inventory levels increase. The difference between net income and net operating cash flow is our increased efforts to accelerate the cash collection process from closing agents and increases in tax and other liabilities due to a significant increase in business. The increase in liabilities partially offsets the negative effect on cash flow from operations caused by the increase in inventory levels. As our mortgage warehouse loan asset increases, cash flow from operations decrease. Conversely, as such loans decrease, cash flow from operations increase. Depreciation and impairment losses always increase cash flow from operating activities since they are non-cash charges to operations.

	On December 31, 2000, our stock repurchase program to purchase up to 4 million shares of Class A Common Stock expired. As of December 31, 2000, 3,391,047 shares had been purchased under this program. On July 3, 2001, our Board of Directors authorized a revision to our stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of October 31, 2002, 606,319 shares have been purchased under this program, of which 147,619 were repurchased during the twelve months ended October 31, 2002.

	Our homebuilding bank borrowings are made pursuant to an unsecured revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of up to $440,000,000 through July 2005. Interest is payable monthly and at various rates of either the prime rate plus .40% or Libor plus 1.85%. We believe that we will be able either to extend the Agreement beyond July 2005 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. As of October 31, 2002, there were no borrowings under the Agreement.

	On March 26, 2002, we issued $100,000,000 8% Senior Notes due 2012 and $150,000,000 8 7/8% Senior Subordinated Notes due 2012. On April 29, 2002, we used a portion of the proceeds to redeem our 9 3/4% Subordinated Notes due 2005 which had a balance of approximately $99,747,000. The early retirement of these notes resulted in an extraordinary loss of $582,000 net of an income tax benefit of $313,000. Other senior indebtedness issued by us and outstanding as of October 31, 2002 was $150,000,000 10 1/2% Senior Notes due 2007 and $150,000,000 9 1/8% Senior
Notes due 2009.

	On January 22, 2002 we issued a $165,000,000 Term Loan to a group of banks which is due January 22, 2007. Interest is payable monthly at either the prime rate plus 1.25% or LIBOR plus 2.5%. The proceeds from the issuance of the Term Loan were primarily used to partially fund the acquisition of the California operations of Forecast. As of October 31, 2002 borrowings under the Term Loan were $115,000,000.

	Our mortgage banking subsidiary borrows up to $150,000,000 under a bank warehousing arrangement that expires in June 2003. Interest is payable monthly at the Federal Funds Rate plus 1.375%. We believe that we will be able either to extend this agreement beyond June 2003 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of October 31, 2002 borrowings under the agreement were $85,498,000.

	Total inventory increased $341,468,000 during the twelve months ended October 31, 2002. The increase in inventory was primarily due to the acquisition of The Forecast Group, LP ("Forecast") and the purchase of a land portfolio from a builder in our Northeast Region. In addition, inventory levels increased slightly in most of our housing markets except in the Mid-South where we have liquidated our operations and in North Carolina where the market has slowed down. Substantially all homes under construction or completed and included in inventory at October 31, 2002 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, senior and subordinated indebtedness, and cash flows generated from operations.

	We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of a small option fee and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced.



	The following table summarizes housing lots included in our total residential real estate:

                               Total         Contracted       Remaining
                               Home              Not             Lots
                               Lots          Delivered        Available
                             --------        ----------       ---------

October 31, 2002:

Northeast Region............  21,399             1,371          20,028
North Carolina..............   7,469               466           7,003
Metro D. C..................  10,576               755           9,821
California..................  10,431               955           9,476
Texas.......................   4,084               277           3,807
Mid South...................      29                 7              22
                             --------        ----------       ---------
     Total..................  53,988             3,831          50,157
                             ========        ==========       =========
Owned.......................  13,362             3,195          10,167
Optioned....................  40,626               636          39,990
                             --------        ----------       ---------
     Total..................  53,988             3,831          50,157
                             ========        ==========       =========

October 31, 2001:

Northeast Region............   15,875            1,136          14,739
North Carolina..............    6,576              534           6,042
Metro D. C..................    7,568              779           6,789
California..................    1,670              172           1,498
Texas.......................    2,828              263           2,565
Mid South...................    1,279              122           1,157
Other.......................    1,009                3           1,006
                             --------        ----------       ---------
     Total..................   36,805            3,009          33,796
                             ========        ==========       =========
Owned.......................   10,970            2,525           8,445
Optioned....................   25,835              484          25,351
                             --------        ----------       ---------
     Total..................   36,805            3,009          33,796
                             ========        ==========       =========


	We expect to fund future acquisitions of home lots contracted not delivered and remaining lots available principally through cash flows from operations and through our revolving credit agreement.


	The following table summarizes our started or completed unsold homes in active and substantially completed communities:

                         October 31,                  October 31,
                            2002                         2001
                --------------------------    -------------------------
                Unsold                        Unsold
                Homes     Models    Total     Homes     Models    Total
                ------    ------    ------    ------    ------    ------

Northeast Region.  73        33       106        69        48       117
North Carolina... 191        18       209       205        41       246
Metro D.C.....     34        25        59        27        27        54
California....    193        61       254        60        11        71
Texas.........    261         8       269       215        15       230
Mid South.....      2        --         2        54        22        76
Other.........     --        --        --         7        --         7
                ------    ------    ------    ------    ------    ------
   Total          754       145       899       637       164       801
                ======    ======    ======    ======    ======    ======

	Financial Services - mortgage loans held for sale consist of residential mortgages receivable of which $91,339,000 and $105,174,000 at October 31, 2002 and October 31, 2001, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale are being held as an investment. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.



RESULTS OF OPERATIONS

	Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, southern New York state, and eastern Pennsylvania), North Carolina, Metro D. C. (northern Virginia and Maryland), California, Texas, and the Mid-South (Tennessee, Alabama, and Mississippi). During the year ended October 31, 2002, we substantially liquidated our operations in the Mid-South. In addition, we provide financial services to our homebuilding customers.


Total Revenues

	Compared to the same prior period, revenues increased (decreased) as follows:

                                            Year Ended
                                  -------------------------------
                                  October    October    October
                                  31, 2002   31, 2001   31, 2000
                                  ---------  ---------  ---------
                                      (Dollars in Thousands)
Homebuilding:
  Sale of homes...................$ 768,378  $ 588,251  $ 196,913
  Land sales and other revenues...   31,396      6,076     (6,334)
Financial services................    9,342     12,104     (1,434)
                                  ---------  ---------  ---------
     Total change.................$ 809,116  $ 606,431  $ 189,145
                                  =========  =========  =========
  Percent change.................     46.4%      53.4%      20.0%
                                  =========  =========  =========



Homebuilding

	Compared to the same prior period, housing revenues increased $768.4 million or 45.4% for the year ended October 31, 2002, increased $588.3 million or 53.2% for the year ended October 31, 2001, and increased $196.9 million or 21.7% for the year ended October 31, 2000. Housing revenues are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

	Information on homes delivered by market area is set forth below:

                                         Year Ended
                              -----------------------------------
                               October       October     October
                               31, 2002      31, 2001    31, 2000
                              -----------   ---------   ---------
                                   (Dollars in Thousands)
Northeast Region:
  Housing Revenues............$   660,250  $  570,647  $  561,422
  Homes Delivered.............      2,144       1,860       1,939

North Carolina(2):
  Housing Revenues............$   264,055  $  255,390  $  126,596
  Homes Delivered.............      1,421       1,449         653

Metro D.C.(2):
  Housing Revenues............$   396,273  $  310,815  $   66,137
  Homes Delivered.............      1,385       1,294         263

California(1):
  Housing Revenues............$   852,373  $  280,582  $  143,729
  Homes Delivered.............      3,220         760         480

Texas:
  Housing Revenues............$   240,181  $  215,045  $  186,294
  Homes Delivered.............      1,033       1,003         914

Mid South(2):
  Housing Revenues............$    48,510  $   44,372          --
  Homes Delivered.............        305         290          --

Other:
  Housing Revenues............$       453  $   16,866  $   21,288
  Homes Delivered.............          6         135         118

Totals:
  Housing Revenues............$ 2,462,095  $1,693,717  $1,105,466
  Homes Delivered.............      9,514       6,791       4,367

(1) October 31, 2002 includes deliveries from the Forecast
    Acquisition beginning on January 10, 2002.

(2) October 31, 2001 includes deliveries from the Washington Homes, Inc. merger beginning on January 24, 2001.

The following pro forma information for the years ended October 31, 2002 and 2001 have been prepared as if the merger with Washington Homes, Inc. on January 23, 2001 and the acquisition of Forecast on January 10, 2002 had occurred on November 1, 2000. Total pro forma housing revenues were $2,526,000 and $2,242,000 and total homes delivered were 9,789 and 9,306 as of October 31, 2002 and 2001, respectively.

	The increase in housing revenues was primarily due to the acquisition of Forecast and a full year of operations from Washington Homes, Inc. In addition, these increases were due to increased deliveries in the Northeast Region resulting from a land portfolio acquisition in late March 2002, and increased average sales prices in all our markets except California. California's average sales price is down due to the Forecast Group product being mostly lower priced, first time buyer homes.


	Unaudited quarterly housing revenues and net sales contracts using base sales prices by market area for the years ending October 31, 2002, 2001, and 2000 are set forth below:

                                         Quarter Ended
                           ------------------------------------------
                           October      July      April     January
                           31, 2002   31, 2002   30, 2002   31, 2002
                           ---------  ---------  ---------  ---------
                                         (In Thousands)
Housing Revenues:
  Northeast Region........ $ 205,079  $ 177,153  $ 145,249  $ 132,769
  North Carolina..........    70,153     72,437     64,784     56,681
  Metro D.C...............   137,518    110,030     78,333     70,392
  California(1)...........   316,412    242,631    178,688    114,642
  Texas...................    67,403     65,432     52,820     54,526
  Mid South...............     8,717     13,646     12,512     13,635
  Other...................        --         --         --        453
                           ---------  ---------  ---------  ---------
      Total............... $ 805,282  $ 681,329  $ 532,386  $ 443,098
                           =========  =========  =========  =========
Sales Contracts (Net of
  Cancellations):
  Northeast Region........ $ 154,623  $ 148,390  $ 165,148  $ 109,689
  North Carolina..........    49,938     55,660     89,394     53,794
  Metro D. C..............    88,864     98,828    164,098     78,993
  California(1)...........   283,607    288,885    261,002     84,122
  Texas...................    55,893     54,437     73,145     43,827
  Mid South...............     3,206      6,443      9,053     11,025
  Other...................        --         --         --        340
                           ---------  ---------  ---------  ---------
      Total............... $ 636,131  $ 652,643  $ 761,840  $ 381,790
                           =========  =========  =========  =========

(1) Quarter ended January 31, 2002 includes housing revenues and sales contracts from Forecast Homes beginning on January 10, 2002.

                                        Quarter Ended
                           ------------------------------------------
                           October      July      April     January
                           31, 2001   31, 2001   30, 2001   31, 2001
                           ---------  ---------  ---------  ---------
                                         (In Thousands)
Housing Revenues:
  Northeast Region........ $163,955   $156,366   $126,700   $123,626
  North Carolina(2).......   77,248     85,887     60,457     31,798
  Metro D.C.(2)...........   89,472    109,535     74,263     36,691
  California..............  109,099     61,830     65,339     44,314
  Texas...................   68,441     62,360     46,434     37,810
  Mid South(2)............   10,675     18,774     11,846      3,077
  Other...................      830      2,539      8,262      6,089
                           ---------  ---------  ---------  ---------
      Total............... $519,720   $497,291   $393,301   $283,405
                           =========  =========  =========  =========
Sales Contracts (Net of
  Cancellations):
  Northeast Region........ $109,585   $119,073   $155,693   $125,433
  North Carolina(2).......   55,041     59,873    109,483     41,651
  Metro D. C.(2)..........   75,384     77,253    138,957     32,009
  California..............   38,350     66,794     88,620     65,547
  Texas...................   45,299     63,640     64,343     37,177
  Mid South(2)............   11,801     12,394     20,299      3,806
  Other...................      287        279        442        857
                           ---------  ---------  ---------  ---------
      Total............... $335,747   $399,306   $577,837   $306,480
                           =========  =========  =========  =========

(2) Quarter ended January 31, 2001 includes housing revenues and sales contracts from Washington Homes beginning on January 24, 2001.

                                         Quarter Ended
                           ------------------------------------------
                           October      July      April     January
                           31, 2000   31, 2000   30, 2000   31, 2000
                           ---------  ---------  ---------  ---------
                                         (In Thousands)
Housing Revenues:
  Northeast Region........ $188,770   $131,668   $113,732   $127,252
  North Carolina..........   35,016     33,319     30,891     27,370
  Metro D.C...............   18,932     13,901     17,459     15,845
  California..............   39,725     48,055     30,313     25,636
  Texas...................   52,188     47,318     37,573     49,215
  Other...................    7,658      3,743      5,087      4,800
                           ---------  ---------  ---------  ---------
      Total............... $342,289   $278,004   $235,055   $250,118
                           =========  =========  =========  =========
Sales Contracts (Net of
  Cancellations):
  Northeast Region........ $121,179   $115,649   $174,126   $109,040
  North Carolina..........   29,317     32,338     33,980     26,892
  Metro D. C..............   20,354     23,459     25,144     13,449
  California..............   43,551     41,350     52,114     23,839
  Texas...................   51,251     54,708     46,671     39,830
  Other...................    4,571      4,412     10,685      4,193
                           ---------  ---------  ---------  ---------
      Total............... $270,223   $271,916   $342,720   $217,243
                           =========  =========  =========  =========


	Our contract backlog using base sales prices by market area is set forth below:

                                 October      October      October
                                 31, 2002     31, 2001     31, 2000
                                 ---------    ---------    ---------
                                      (Dollars in Thousands)
Northeast Region:
   Total Contract Backlog........$  416,264   $322,100     $311,539
   Number of Homes...............     1,397      1,160        1,149

North Carolina:
   Total Contract Backlog........$   88,291   $103,616     $ 40,635
   Number of Homes...............       466        534          215

Metro D.C.:
   Total Contract Backlog........$  243,391   $208,888     $ 52,339
   Number of Homes...............       755        779          215

California:
   Total Contract Backlog........$  267,305   $ 53,338     $ 58,089
   Number of Homes...............       955        172          151

Texas:
   Total Contract Backlog........$   60,532   $ 64,961     $ 61,703
   Number of Homes...............       277        263          282

Mid South:
   Total Contract Backlog........$      945   $ 19,734           --
   Number of Homes...............         7        122           --

Other:
   Total Contract Backlog........$       --   $    437     $ 14,241
   Number of Homes...............        --          3           84

Totals:
   Total Contract Backlog........$1,076,728   $773,074     $538,546
   Number of Homes...............     3,857      3,033        2,096

	The following pro forma information at October 31, 2001 has been prepared as if the acquisition of Forecast Homes on January 10, 2002 had occurred on October 31, 2001. Total pro forma contract backlog was $863,193 and total homes in backlog were 3,445 as of October 31, 2001.

	We have written down or written off certain inventories totaling $8.2, $4.4, and $1.8 million during the years ended October 31, 2002, 2001, and 2000, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements - Note 11" for additional explanation. These write-downs and write-offs were incurred primarily because of lower property values, a change in the marketing strategy to liquidate a particular property, or the decision not to exercise certain options to purchase land.

	During the years ended October 31, 2002, 2001, and 2000, we wrote off residential land options including approval and engineering costs amounting to $4.0, $1.9, and $1.8 million, respectively, which are included in the total write-offs mentioned above. We did not exercise those options because the communities' proforma profitability did not produce adequate returns on investment commensurate with the risk. Those communities were located in New Jersey, New York, Metro D. C., North Carolina, California, and Poland.

	The write-down of residential inventory during the year ended October 31, 2002 was attributed to Poland and the Mid-South. The write-down in Poland was based upon changes in market conditions. In the Mid-South, land was written down based on a purchase offer. We have made a decision to discontinue selling homes in these two markets and offer the remaining lots for sale. The result of the above decisions was a reduction in inventory carrying amounts to fair value, resulting in a $4.2 million impairment loss.

	During the year ended October 31, 2001, we wrote down two residential communities in the Northeast Region, one community in North Carolina, and two land parcels in Florida. The write-down in the Northeast Region was attributed to two communities that were part of a large land acquisition, which resulted in a loss. The write-downs in North Carolina and Florida were based upon changes in market conditions. The result of the above decisions was a reduction in inventory carrying amounts to fair value, resulting in a $2.5 million impairment loss.



	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                                       Year Ended
                             -----------------------------------
                              October      October     October
                              31, 2002     31, 2001     31, 2000
                             -----------   ---------   ---------
                                  (Dollars In Thousands)

Sale of homes..............  $2,462,095  $1,693,717  $1,105,466
Cost of sales..............   1,919,941   1,344,708     876,492
                             -----------   ---------   ---------
Housing gross margin.......  $  542,154  $  349,009  $  228,974
                             ===========   =========   =========
Gross margin percentage....       22.0%       20.6%       20.7%
                             ===========   =========   =========

	Cost of sales expenses as a percentage of home sales revenues are presented below:

                                      Year Ended
                             ---------------------------------
                             October     October     October
                             31, 2002    31, 2001    31, 2000
                             ---------   ---------   ---------

Sale of homes..............    100.0%      100.0%      100.0%
                             ---------   ---------   ---------
Cost of sales:
  Housing, land and
   development costs.......      70.6       71.5        71.1
  Commissions..............       2.2        2.3         2.2
  Financing concessions....       1.0        1.0         0.9
  Overheads................       4.2        4.6         5.1
                             ---------   ---------   ---------
Total cost of sales........      78.0       79.4        79.3
                             ---------   ---------   ---------
Gross margin percentage....     22.0%       20.6%       20.7%
                             =========   =========   =========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both the communities and of home types delivered, consolidated gross margin will fluctuate up or down. We achieved higher gross margins during the year ended October 31, 2002 compared to the same period last year. The consolidated gross margin percentage increased 1.4% from the previous year primarily due to higher sales prices and increased national contract rebates, which slightly lowered our housing costs. Gross margins for the year ended October 31, 2002 increased in our Metro D. C. market, California market, (excluding Forecast communities), and in our highest margin market, the Northeast region. During the year ended October 31, 2001, our gross margin percentage decreased 0.1% from the previous year. This decrease was due to the Washington Homes, Inc. merger, which significantly increased our activity in Metro D. C. and North Carolina and added markets in the Mid-South region that collectively have a lower average sales price and gross margin than the averages for our other markets. On an individual market basis all of our markets showed an increase in gross margin percentage primarily resulting from increased sales prices for the years ended October 31, 2002, 2001, and 2000. The dollar increases in gross margin for each of the three years ended October 31, 2002, 2001, and 2000 were attributed to increased sales, primarily resulting from the acquisition of Forecast Homes in 2002 and the merger with Washington Homes in 2001.

	Selling, general, and administrative expenses as a percentage of homebuilding revenues decreased to 7.8% for the year ended October 31, 2002 and decreased to 8.2% for the year ended October 31, 2001 from 9.4% for the year ended October 31, 2000. Such expenses increased to $194.9 million for the year ended October 31, 2002 and increased to $140.1 million for the year ended October 31, 2001 from $104.8 million for the previous year. The percentage decline for the years ended October 31, 2002 and 2001 was due to increased deliveries. The increased spending year over year was primarily due to the acquisition of the Forecast Group in fiscal year 2002 and Washington Homes in fiscal year 2001.


Land Sales and Other Revenues

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                                Year Ended
                                       ----------------------------
                                       October   October   October
                                       31, 2002  31, 2001  31, 2000
                                       --------  --------  --------
                                              (In Thousands)

Land and lot sales...................  $42,312   $11,356   $ 6,549
Cost of sales........................   35,897    10,646     3,971
                                       --------  --------  --------
Land and lot sales gross margin......  $ 6,415   $   710   $ 2,578
                                       ========  ========  ========

Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

	Year ended October 2000 land and lot sales gross margin includes a legal settlement in California amounting to $1,924,000.


Financial Services

	Financial services consists primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. During the years ended October 31, 2002 and October 31, 2001, financial services provided a $18.2 and $10.0 million pretax profit, respectively. During the year ended October 31, 2000, financial services resulted in a $0.5 million loss before income taxes.
The increases in 2002 and 2001 were primarily due to a change in management, reduced costs, increased mortgage loan amounts, and the addition of mortgage operations from the merger with Washington Homes for a full year and the acquisition of Forecast Homes. In addition to our wholly-owned mortgage subsidiaries, customers obtained mortgages from our mortgage joint venture in our Texas division in 2001 and 2000, respectively, and our Forecast division in 2002. In the market areas served by our wholly-owned mortgage banking subsidiaries, approximately 71%, 57%, and 54% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2002, 2001, and 2000, respectively. Servicing rights on new mortgages originated by us will be sold as the loans are closed.


Corporate General and Administrative

	Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses were 2.0%, 2.5%, and 2.9% for the years ended October 31, 2002, 2001, and 2000, respectively. The percentage decrease during the years ended October 31, 2002 and 2001 was due to increased housing revenues. Our long term improvement initiatives included total quality, process redesign, which included the implementation of a software system (net of capitalized expenses), and training. Such initiatives resulted in additional expenses for the years ended October 31, 2002, 2001, and 2000 which were not capitalized amounting to $4.1 million, $7.2 million, and $6.9 million, respectively. During the year ended October 31, 2002 we wrote off $12.4 million of unamortized, capitalized costs associated with these initiatives. See Asset Write-off Section of Management's Discussion.


Interest

	Interest expense includes housing, and land and lot interest. Interest expense is broken down as follows:


                                           Year Ended
                                 -------------------------------
                                 October    October    October
                                 31, 2002   31, 2001   31, 2000
                                 ---------  ---------  ---------
                                          (In Thousands)

Sale of homes..................  $ 59,276   $ 51,046   $ 34,541
Land and lot sales.............     1,095        400        415
                                 ---------  ---------  ---------
Total..........................  $ 60,371   $ 51,446   $ 34,956
                                 =========  =========  =========

Housing interest as a percentage of sale of home revenues amounted to 2.4%, 3.0%, and 3.1% for the years ended October 31, 2002, 2001, and 2000, respectively. The decreases are primarily the result of increased equity and quicker inventory turnover. Inventory turnover is up as a result of the acquisition of Forecast Homes and the merger with Washington Homes where a larger portion of their purchases are finished lots requiring shorter holding periods until homes are delivered.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, amortization of the Forecast consultant's agreement and the right of first refusal agreement, expenses related to exiting our Mid-South market, minority interest relating to joint ventures, corporate owned life insurance loan interest, and contributions. For the year ended October 31, 2002, other operations increased primarily due to the amortization of the Forecast consulting and right of first refusal agreements (starting in 2002), increased amortization of senior and subordinated note issuance expenses, and an increase in minority interest due to a new joint venture in our Northeast Region.


Restructuring Charges

	Restructuring charges are estimated expenses associated with the merger of our operations with those of Washington Homes, Inc. as a result of the merger on January 23, 2001. Under our merger plan, administration offices in Maryland, Virginia, and North Carolina were either closed, relocated, or combined. The merger of administration offices was completed by July 31, 2001. At January 31, 2001, expenses were accrued for salaries, severance and outplacement costs for the involuntary termination of associates, costs to close and/or relocate existing administrative offices, and lost rent and leasehold improvements. During the year ended October 31, 2001 our estimate for restructuring charges was increased to a total of $3.2 million. We have provided for the termination of 65 associates. We accrued approximately $2.0 million to cover termination and related costs. Associates being terminated were primarily administrative. In addition, we accrued approximately $1.2 million to cover closing and/or relocation of various administrative offices in these three states. At October 31, 2002 all costs have been charged against this accrual.


Asset Write Off

	We wrote off costs during the year ended October 31, 2002 associated with SAP, our enterprise-wide operating software, totaling $12.4 million pretax included in Restructuring Charges/Asset Write Off in the accompanying consolidated statements of income or $7.6 million after taxes equal to $0.24 per fully diluted share. These unamortized costs are those associated with the development of the SAP system. We were not successful in implementing SAP, due to the complexities and limitations in the software program. We have $2.1 million initiative costs remaining, all of which will be amortized over the remaining life of the communities using SAP software, which are scheduled to be substantially complete by the end of 2003. We have recently identified an alternative software package that will offer us the information system functionality we need. Our first pilot community is on line and is utilizing this software package.



Recent Accounting Pronouncements

	In December 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others", ("SOP 01-6"). SOP 01-6 is effective for annual and interm financial statements issued for fiscal years beginning after December 31, 2001. Under SOP 01-6, Mortgage companies are explicitly subject to new accounting rules and reporting and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 also requires the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". We do not anticipate that the adoption of SOP 01-6 will have a material effect on the financial position or results of operations of our Company.

	In April 2002, the Financial Accounting Standards Board issued
(SFAS) No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. We will adopt SFAS No. 145 effective for our fiscal year beginning November 1, 2002. Certain amounts in our prior year financial statements will be reclassified to conform to the new presentation.

	In June 2002, the Financial Accounting Standards Board issued
(SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS 146 will have a material effect on the financial position or results of operations of our Company.



Total Taxes

	Total taxes as a percentage of income before taxes amounted to approximately 39.0%, 40.1%, and 36.0% for the years ended October 31, 2002, 2001, and 2000, respectively. The decrease in this percentage from 2001 to 2002 is primarily attributed to a decrease in the effective federal income tax rate. This decreased federal effective rate is due primarily to a reserve set up in 2001 for potential adjustments.
Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets reflected in the balance sheet are recoverable regardless of future income. (See "Notes to Consolidated Financial Statements - Note 10" for an additional explanation of taxes.)


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


Mergers and Acquisitions

	On January 23, 2001 we merged with Washington Homes, Inc. for a total purchase price of $87.4 million, of which $38.5 million was paid in cash and 6,352,900 shares of our Class A common stock were issued. At the date of merger we loaned Washington Homes, Inc. approximately $57.0 million to pay off their third party debt. On January 10, 2002 we acquired The Forecast Group, L.P. for a total purchase price of $196.5 million, of which $151.6 million was paid in cash and 2,208,738 shares of our Class A common stock were issued. At the date of acquisition we also paid off approximately $88.0 million of Forecast's third party debt.


Safe Harbor Statement

	All statements in this Form 10-K that are not historical facts should be considered as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements expressed or implied by the forward looking statements. Such risks, uncertainties and other factors include, but are not limited to:
	.  Changes in general and local economic and business conditions
	.  Weather conditions
	.  Changes in market conditions
	. Changes in home prices and sales activity in the markets where the Company builds homes
	. Government regulation, including regulations concerning development of land, the homebuilding process, and the environment
	. Fluctuations in interest rates and the availability of mortgage financing
	.  Increases in raw materials and labor costs
	.  The availability and cost of suitable land and improved lots
	.  Levels of competition
	.  Availability of financing to the Company
	.  Terrorist acts and other acts of war

	These risks, uncertainties, and other factors are described in detail in Item 1 and 2 Business and Properties in this Form 10-K for the year ended October 31, 2002.

Item 7(A) - Quantitative and Qualitative Disclosures About Market Risk.

	The primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from FNMA, FHLMC, GNMA securities and private investors. Accordingly the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following tables set forth as of October 31, 2002 and 2001, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV"). There have been no significant changes in our market risk from October 31, 2001 to October 31, 2002.

                      As of October 31, 2002 for the
                           Year Ended October 31,
                   --------------------------------------
                                                                                   FMV @
                    2003    2004    2005    2006    2007   Thereafter   Total    10/31/02
                   ------  ------  ------  ------  ------  ----------  ------  ----------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate.......$14,177 $   75  $   81  $   88  $   96  $ 550,349   $564,866  $549,991
  Average interest
    rate........... 10.31%  8.38%   8.38%   8.38%    8.38%     9.23%      9.25%        --
  Variable rate....    --     --      --      --   $115,000      --    $115,000  $115,000
  Average interest
    rate...........    --     --      --      --        (2)      --          --        --

                      As of October 31, 2001 for the
                           Year Ended October 31,
                   --------------------------------------
                                                                                   FMV @
                    2002    2003    2004    2005    2006   Thereafter   Total    10/31/01
                   ------  ------  ------  ------  ------  ----------  --------  ---------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate.......$ 8,919 $2,577  $   75  $  81   $  88   $ 400,193   $411,933  $406,192
  Average interest
    rate...........  6.65%  7.04%   8.38%  8.38%   8.38%       9.80%      9.71%        --


(1) Does not include bonds collateralized by mortgages receivable.
(2) Libor plus 2.5%


Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.


Item 9 - CHANGES IN OR DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

	During the years ended October 31, 2002, 2001, and 2000, there have not been any changes in or disagreements with accountants on accounting and financial disclosure.


PART III


Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information called for by Item l0, except as set forth below under the heading "Executive Officers of the Registrant", is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company's annual meeting of shareholders to be held on March 7, 2003, which will involve the election of directors.

Executive Officers of the Registrant

	Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

                                                           Year Started
       Name             Age       Position                 With Company

Kevork S. Hovnanian      79   Chairman of the Board and            l967
                              Director of the Company.

Ara K. Hovnanian         45   Chief Executive Officer, President   1979
                              and Director of the Company.

Paul W. Buchanan         52   Senior Vice President-Corporate      l981
                              Controller.

Geaton A. DeCesaris, Jr. 47   President of Homebuilding Operations
                              And Chief Operating Officer and
                              Director of the Company              2001

Kevin C. Hake            43   Vice President, Finance and          2000
                              Treasurer

Peter S. Reinhart        52   Senior Vice President and General    1978
                              Counsel

J. Larry Sorsby          47   Executive Vice President and         1988
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

	Mr. Buchanan has been Senior Vice President-Corporate Controller since May l990. Mr. Buchanan resigned as a Director of the Company on September 13, 2002, in which he served since March 1982, for the purpose of reducing the number of non-independent board members.

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

	Mr. Reinhart has been Senior Vice President and General Counsel since April 1985. Mr. Reinhart resigned as a Director of the Company on September 13, 2002, in which he served since December l98l, for the purpose of reducing the number of non-independent board members.

	Mr. Sorsby was appointed Executive Vice President and Chief Financial Officer of the Company in October 2000 after serving as Senior Vice President, Treasurer, and Chief Financial Officer from February 1996 and as Vice President-Finance/Treasurer of the Company since March 1991.



Item 11 - EXECUTIVE COMPENSATION

	The information called for by Item ll is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 7, 2003, which will involve the election of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	The information called for by Item l2 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 7, 2003, which will involve the election of directors.

	The following table provides information as of October 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                      Equity Compensation Plan Information

                              Number of           Weighted        Number of securities
                             securities            average         remaining available
                               to be            exercise price     for future issuance
                             issued upon        of outstanding        under equity
                             exercise of           options,        compensation plans
                             outstanding           warrants       (excluding securities
                          options, warrants      and rights            reflected in
                             and rights                                 column (a)
Plan Category              (in thousands)                             (in thousands)
-------------            -------------------   ---------------   ----------------------
                               (a)                   (b)                   (c)
Equity compensation
  plans approved by
  security holders            3,276                 9.29                    1,230

Equity compensation
  plans not approved
  by security holders
                         -------------------    ---------------    --------------------
                  Total       3,276                 9.29                    1,230
                         -------------------    ---------------    --------------------


Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information called for by Item l3 is incorporated herein by reference to our definitive proxy statement with the exception of the information regarding certain relationships as described below to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 7, 2003, which will involve the election of directors.

	The weighted average interest rate on Mr. K. Hovnanian and Mr. A. Hovnanian related party debt was 1.79%, 3.90%, and 5.87% for the years ended October 31, 2002, 2001, and 2000, respectively. The largest amount of debt outstanding held by Mr. K. Hovnanian for the years ending October 31, 2002, 2001, and 2000 was $22,000, $56,000, and $386,000,
respectively. The largest amount of debt outstanding held by Mr. A. Hovnanian for the years ending October 31, 2002, 2001, and 2000 was $1,729,000, $3,002,000, and $3,124,000, respectively. The balance outstanding for both Mr. K. Hovnanian and Mr. Ara Hovnanian at October 31, 2002 was zero. The interest rate on six month Treasury bills at October 31, 2002, 2001, and 2000 was 1.55%, 2.01%, and 6.08%. During the
years ended October 31, 2002, 2001, and 2000, we received $62,000, $76,000, and $85,000, respectively, from our affected partnerships.

Item 14 - CONTROLS AND PROCEDURES

	Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13A-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

	Since the Evaulation Date, there have not been any significant changes to our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART IV

Item 15 - EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page

Financial Statements:

  Index to Consolidated Financial Statements.......................  F-1
  Report of Independent Auditors...................................  F-2
  Consolidated Balance Sheets at October 31, 2002 and 2001.........  F-3
  Consolidated Statements of Income for the years ended
     October 31, 2002, 2001, and 2000..............................  F-5
  Consolidated Statements of Stockholders' Equity for the years ended October 31, 2002, 2001, and 2000........................  F-6
  Consolidated Statements of Cash Flows for the years ended
     October 31, 2002, 2001, and 2000..............................  F-7
  Notes to Consolidated Financial Statements.......................  F-8

	No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.


Exhibits:

3(a)  Certificate of Incorporation of the Registrant.(1)
3(b)  Certificate of Amendment of Certificate of Incorporation
      of the Registrant.(5)
3(c)  Bylaws of the Registrant.(5)
4(a)  Specimen Class A Common Stock Certificate.(5)
4(b)  Specimen Class B Common Stock Certificate.(5)
4(c)  Indenture dated as of May 4, 1999, relating to 9 1/8% Senior
      Notes between the Registrant and First Fidelity Bank,
      including form of 9 1/8% Senior Notes due May 1, 2009.(6)
4(d)  Indenture dated as of October 2, 2000, relating to 10 1/2%
      Senior Notes between the Registrant and First Union National
      Bank, including form of 10 1/2% Senior Notes due October 1,
      2007.(9)
4(e) Indenture dated March 26, 2002, relating to 8% Senior Notes between the Registrant and First Union National Bank, including form of 8% Senior Notes and 8.875% Senior
      Subordinated Notes due April 1, 2012.(10)
4(f) Indenture dated March 26, 2002, relating to 8.875% Senior Subordinated Notes between the Registrant and First Union
      National Bank, including form of 8.875% Senior Subordinated
      Notes due April 1, 2012.(10)
10(a) Amended and Restated Credit Agreement dated June 21, 2002 among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., certain subsidiaries Thereof, PNC Bank, National Association, First Union National Bank, Fleet National Bank, Bank of America, National Association, Bank One, National Association, Comerica Bank, Guaranty Bank, AmSouth Bank, Key Bank, National Association, National City Bank of Pennsylvania, Washington Mutual Bank FA, and Sun Trust Bank.(7)
10(b) Description of Management Bonus Arrangements.(5)
10(c) Description of Savings and Investment Retirement Plan.(1)
10(d) 1999 Stock Incentive Plan (as amended and restated March 8,
      2002).
10(e) 1983 Stock Option Plan (as amended and restated March 8,
      2002).
10(f) Management Agreement dated August 12, 1983 for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
10(g) Management Agreement dated December 15, 1985, for the
      management of properties by K. Hovnanian Investment
      Properties, Inc.(2)
10(h) Description of Deferred Compensation Plan.(4)
10(i) Senior Executive Short-Term Incentive Plan.(8)
10(j) $165,000,000 Term Loan Credit Agreement.(11)
10(k) $110,000,000 K. Hovnanian Mortgage, Inc. Revolving Credit
      Agreement dated June 7, 2002.(7)
10(l) First Amendment to K. Hovnanian Mortgage, Inc. Revolving
      Credit Agreement dated July 25, 2002.(7)
12    Ratio of Earnings to Fixed Charges
21    Subsidiaries of the Registrant.
23    Consent of Independent Auditors
99(a) Certification of Chief Executive Officer pursuant to 18
      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99(b) Certificatiaon of Chief Financial Officer pursuant to 18
      U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
(1)   Incorporated by reference to Exhibits to Registration
      Statement (No. 2-85198) on Form S-1 of the Registrant.
(2) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1986 of the Registrant.
(3)   Incorporated by reference to Exhibits to Registration
      Statement (No. 33-61778) on Form S-3 of the Registrant.
(4) Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended February 28, 1990 of the Registrant.
(5) Incorporated by reference to Exhibits to Annual Report on Form 10- K for the year ended February 28, 1994 of the Registrant.
(6)   Incorporated by reference to Exhibits to Registration
      Statement (No. 333-75939) on Form S-3 of the Registrant.
(7) Incorporated by reference to Exhibits to Quarterly Report on Form 10Q for the quarter ended July 31, 2002 of the Registrant.
(8) Incorporated by reference to Exhibit B of the Proxy Statement of the Registrant filed on Schedule 14A dated January 26, 2000.
(9)   Incorporated by reference to Exhibits to Registration
      Statement (No. 333-52836-01) on Form S-4 of the Registrant.
(10)  Incorporated by reference to Exhibits to Registration
      Statement (No. 333-89976-01) on Form S-4 of the Registrant.
(11) Incorporated by reference to Exhibits to Quarterly Report on Form 10Q for the quarter ended April 30, 2002 of the Registrant.

Reports on Form 8-K

(i) On September 4, 2002, the Company filed a report on Form 8-K, Items 7 and 9 relating to certifications made by its principal executive officer and principal financial officer in accordance with Securities and Exchange Commission Order
No. 4-460 (June 27, 2002).
(ii) On August 6, 2002, the Company filed a report on Form 8-K, Items 5 and 7, relating to the Company's press release dated August 5, 2002 with respect to July 2002 new home orders.


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

                                          Hovnanian Enterprises, Inc.
                                      By:


                                          /S/KEVORK S. HOVNANIAN
                                          Kevork S. Hovnanian
                                          Chairman of the Board

	Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



/S/KEVORK S. HOVNANIAN         Chairman of The Board            1/24/03
Kevork S. Hovnanian            and Director



/S/ARA K. HOVNANIAN            Chief Executive Officer,         1/24/03
Ara K. Hovnanian               President and Director



/S/PAUL W. BUCHANAN            Senior Vice President            1/24/03
Paul W. Buchanan               Corporate Controller



/S/GEATON A. DECESARIS, JR.    President of Homebuilding        1/24/03
Geaton A. DeCesaris, Jr.       Operations and Chief Operating
                               Officer and Director



S/SKEVIN C. HAKE               Vice President, Finance          1/24/03
Kevin C. Hake                  and Treasurer



/S/PETER S. REINHART           Senior Vice President and        1/24/03
Peter S. Reinhart              General Counsel



/S/J. LARRY SORSBY             Executive Vice President,        1/24/03
J. Larry Sorsby                Chief Financial Officer
                               and Director




CEO/CFO Section 302 Certification


Each principal executive officer and principal financial officer of the issuer (or persons performing similar functions) must sign separate 302 Certification included with each applicable report filed.


I, Ara K. Hovnanian, certify that:

1)  I have reviewed this Form 10K of Hovnanian Enterprises, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




					/S/ARA K. HOVNANIAN
					Ara K. Hovnanian
					Chief Executive Officer

					Dated:	January 17, 2003





CEO/CFO Section 302 Certification


Each principal executive officer and principal financial officer of the issuer (or persons performing similar functions) must sign separate 302 Certification included with each applicable report filed.




I, J. Larry Sorsby, certify that:

1)  I have reviewed this Form 10K of Hovnanian Enterprises, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




					/S/J. LARRY SORSBY
					J. Larry Sorsby
					Executive Vice President
					And Chief Financial Officer

               				Dated:	January 17, 2003





HOVNANIAN ENTERPRISES, INC.

Index to Consolidated Financial Statements


Page
Financial Statements:

   Independent Auditors' Report...................................    F-2

   Consolidated Balance Sheets as of October 31, 2002 and 2001....    F-3

   Consolidated Statements of Income for the Years Ended
   October 31, 2002, 2001, and 2000...............................    F-5

   Consolidated Statements of Stockholders' Equity for the Years
   Ended October 31, 2002, 2001, and 2000.........................    F-6

   Consolidated Statements of Cash Flows for the Years Ended
   October 31, 2002, 2001, and 2000...............................    F-7

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




REPORT OF INDEPENDENT AUDITORS


To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.


We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.


						/S/ERNST AND YOUNG, LLP
						Ernst and Young, LLP

New York, New York
December 6, 2002,
except for Note 20, as to which the date is December 31, 2002



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                   October 31,    October 31,
          ASSETS                                       2002           2001
                                                   ------------   ------------
Homebuilding:
  Cash and cash equivalents(Note 5)...............  $  262,675     $   10,173
                                                   ------------   ------------
  Inventories - At the lower of cost or fair
      value (Notes 7, 11, and 12):
    Sold and unsold homes and lots under
      development.................................     843,581        593,149
    Land and land options held for future
      development or sale.........................     238,001        146,965
                                                   ------------   ------------
      Total Inventories...........................   1,081,582        740,114
                                                   ------------   ------------

  Receivables, deposits, and notes (Note 12)......      26,276         75,802
                                                   ------------   ------------

  Property, plant, and equipment - net (Note 4)...      19,242         30,756
                                                   ------------   ------------

  Senior residential rental properties - net (Notes 4
     and 7).......................................       9,504          9,890
                                                   ------------   ------------

  Prepaid expenses and other assets (Note 15).....      86,582         46,178
                                                   ------------   ------------
  Goodwill and intangibles (Note 15)..............      82,275         32,618
                                                   ------------   ------------
      Total Homebuilding..........................   1,568,136        945,531
                                                   ------------   ------------

Financial Services:
  Cash............................................       7,315          5,976
  Mortgage loans held for sale (Notes 6 and 7)....      91,451        105,567
  Other assets....................................      11,226          6,465
                                                   ------------   ------------
      Total Financial Services....................     109,992        118,008
                                                   ------------   ------------

Income Taxes Receivable - Including deferred tax
  benefits (Note 10)..............................                        719
                                                   ------------   ------------
Total Assets......................................  $1,678,128     $1,064,258
                                                   ============   ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                     October 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2002          2001
                                                     ------------  ------------
Homebuilding:
  Nonrecourse land mortgages (Note 7)...............   $  11,593      $ 10,086
  Accounts payable and other liabilities (Note 16)..     298,213       124,125
  Customers' deposits (Note 5)......................      40,422        39,114
  Nonrecourse mortgages secured by operating
    properties (Note 7).............................       3,274         3,404
                                                     ------------  ------------
      Total Homebuilding............................     353,502       176,729
                                                     ------------  ------------
Financial Services:
  Accounts payable and other liabilities............       4,857         5,264
  Mortgage warehouse line of credit (Notes 6 and 7).      85,498        98,305
                                                     ------------  ------------
      Total Financial Services......................      90,355       103,569
                                                     ------------  ------------
Notes Payable:
  Term loan (Note 7)................................     115,000
  Senior notes (Note 8).............................     396,390       296,797
  Senior subordinated notes (Note 8)................     150,000
  Subordinated notes (Note 8).......................                    99,747
  Accrued interest (Notes 7 and 8)..................       9,555        11,770
                                                     ------------  ------------
      Total Notes Payable...........................     670,945       408,314
                                                     ------------  ------------

Income Taxes Payable - Net of deferred tax benefits
  (Note 10)..........................................        777
                                                     ------------  ------------

      Total Liabilities.............................   1,115,579       688,612
                                                     ------------  ------------
Commitments and Contingent Liabilities (Notes 9, 12,
    14 and 15)

Stockholders' Equity (Notes 13 and 15):
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued............................
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 27,453,994 shares in 2002
    and 24,599,379 shares in 2001 (including 4,343,240
    shares in 2002 and 4,195,621 shares in 2001 held
    in Treasury)....................................         275           246
  Common Stock,Class B,$.01 par value
    (convertible to Class A at time of sale)
    -authorized 13,000,000 shares; issued 7,788,061
    shares in 2002 and 7,818,927 shares in 2001
    (both years include 345,874 shares held in Treasury)      78            78
  Paid in Capital...................................     152,977       100,957
  Retained Earnings (Note 8)........................     447,802       310,106
  Deferred Compensation.............................         (21)         (127)
  Treasury Stock - at cost..........................     (38,562)      (35,614)
                                                     ------------  ------------
      Total Stockholders' Equity....................     562,549       375,646
                                                     ------------  ------------
Total Liabilities and Stockholders' Equity..........  $1,678,128    $1,064,258
                                                     ============  ============

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
                                                         Year Ended
                                            -------------------------------------
                                              October      October      October
                                              31, 2002     31, 2001     31, 2000
                                            -----------  -----------  -----------
Revenues:
  Homebuilding:
    Sale of homes...........................$2,462,095   $1,693,717   $1,105,466
    Land sales and other revenues (Notes 12
       and 14)..............................    48,241       16,845       10,769
                                            -----------  -----------  -----------
      Total Homebuilding.................... 2,510,336    1,710,562    1,116,235
  Financial Services........................    40,770       31,428       19,324
                                            -----------  -----------  -----------
      Total Revenues........................ 2,551,106    1,741,990    1,135,559
                                            -----------  -----------  -----------
Expenses:
  Homebuilding:
    Cost of sales........................... 1,955,838    1,355,381      880,463
    Selling, general and administrative.....   194,903      140,126      104,771
    Inventory impairment loss (Note 11).....     8,199        4,368        1,791
                                            -----------  -----------  -----------
      Total Homebuilding.................... 2,158,940    1,499,875      987,025
                                            -----------  -----------  -----------
  Financial Services........................    22,543       21,443       19,750
                                            -----------  -----------  -----------
  Corporate General and Administrative(Note 3)  51,974       44,278       33,309
                                            -----------  -----------  -----------
  Interest (Notes 7 and 8)..................    60,371       51,446       34,956
                                            -----------  -----------  -----------
  Other operations (Note 15)................    18,241       11,583        6,188
                                            -----------  -----------  -----------
  Restructuring charges/asset writeoff
    (Notes 16 and 17).......................    12,412        3,247
                                            -----------  -----------  -----------
  Goodwill Amortization.....................                  3,764        2,513
                                            -----------  -----------  -----------
      Total Expenses........................ 2,324,481    1,635,636    1,083,741
                                            -----------  -----------  -----------
Income Before Income Taxes and
  Extraordinary Loss........................   226,625      106,354       51,818
                                            -----------  -----------  -----------
State and Federal Income Taxes:
  State (Note 10)...........................     8,993        4,024        2,495
  Federal (Note 10).........................    79,354       38,644       16,160
                                            -----------  -----------  -----------
    Total Taxes.............................    88,347       42,668       18,655
                                            -----------  -----------  -----------
Extraordinary Loss From Extinguishment of
  Debt, Net of Income Taxes (Note 8)........      (582)
                                            -----------  -----------  -----------
Net Income..................................$  137,696   $   63,686   $   33,163
                                            ===========  ===========  ===========
Per Share Data:
  Basic:
    Income Per Common Share Before
      Extraordinary Loss....................$     4.55   $     2.38   $     1.51
    Extraordinary Loss......................      (.02)
                                            -----------  -----------  -----------
    Income..................................$     4.53   $     2.38   $     1.51
                                            ===========  ===========  ===========
    Weighted Average Number of Common Shares
    Outstanding.............................    30,405       26,810       21,933
                                            ===========  ===========  ===========
  Assuming Dilution:
    Income Per Common Share Before
      Extraordinary Loss.................... $    4.30    $    2.29    $    1.50
    Extraordinary Loss......................      (.02)
                                            -----------  -----------  -----------
    Income.................................. $    4.28    $    2.29    $    1.50
                                            ===========  ===========  ===========
    Weighted Average Number of Common Shares
    Outstanding.............................    32,155       27,792       22,043
                                            ===========  ===========  ===========

See notes to consolidated financial statements.


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)
                                 A Common Stock       B Common Stock
                              -------------------  -------------------
                                Shares               Shares
                              Issued and            Issued and          Paid-In  Retained   Deferred  Treasury
                              Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Comp       Stock      Total
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------  ---------
Balance, October 31, 1999...   14,508,168  $  172    7,651,209  $   79   45,856  $213,257  $          $(22,938)  $ 236,426

Acquisitions................       47,619       1                          (270)                                      (269)
Sale of common stock under
  employee stock option
  plan......................                                                346                                        346
Stock bonus plan............       25,128                                   154                                        154
Conversion of Class B to
  Class A common stock......       18,180              (18,180)
Treasury stock purchases....   (1,026,647)                                                              (6,461)     (6,461)
Net Income .................                                                       33,163                           33,163
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------  ---------
Balance, October 31, 2000...   13,572,448     173    7,633,029      79   46,086   246,420              (29,399)    263,359
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------  ---------

Acquisitions................    6,546,932      66                        51,361                                     51,427
Sale of common stock under
  employee stock option
  plan......................      519,673       5                         2,885                                      2,890
Stock bonus plan............       63,429       1                           625                                        626
Conversion of Class B to
  Class A common stock......      159,976       1     (159,976)     (1)
Deferred compensation.......                                                                  (127)                   (127)
Treasury stock purchases....     (458,700)                                                              (6,215)     (6,215)
Net Income .................                                                       63,686                           63,686
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------  ---------
Balance, October 31, 2001...   20,403,758     246    7,473,053      78  100,957   310,106     (127)    (35,614)    375,646
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------  ---------

Acquisitions................    2,402,769      24                        48,051                                     48,075
Sale of common stock under
  employee stock option
  plan......................      357,165       4                         3,577                                      3,581
Stock bonus plan............       63,815       1                           392                                        393
Conversion of Class B to
  Class A common stock......       30,866              (30,866)
Deferred compensation.......                                                                   106                     106
Treasury stock purchases....     (147,619)                                                              (2,948)     (2,948)
Net Income .................                                                      137,696                          137,696
                              -----------  ------  -----------  ------  -------  --------  ---------  ---------  ---------
Balance, October 31, 2002...   23,110,754  $  275    7,442,187  $   78 $152,977  $447,802  $   (21)   $(38,562)  $ 562,549

                              ===========  ======  ===========  ======  =======  ========  =========  =========  =========

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                             Year Ended
                                                   ----------------------------------
                                                   October     October     October
                                                   31, 2002    31, 2001    31, 2000
                                                   ----------  ----------  ----------
Cash Flows From Operating Activities:
  Net Income...................................... $ 137,696   $  63,686   $  33,163
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation................................     6,506       8,164       6,423
      Amortization of Goodwill....................                 3,764       2,513
      Loss (gain) on sale and retirement of
        property and assets.......................    12,328         641        (728)
      Extraordinary loss from extinguishment of
        Debt net of income taxes..................       582
      Deferred income taxes.......................   (18,307)     (6,265)      2,551
      Impairment losses...........................     8,199       4,368       1,791
      Decrease (increase) in assets:
        Mortgage notes receivable.................    14,870     (42,573)    (27,703)
        Receivables, prepaids and other assets....    38,557     (35,805)    (13,256)
        Inventories...............................   (31,573)     12,540     (89,544)
      Increase (decrease) in liabilities:
        State and Federal income taxes............    21,451       7,004       3,244
        Tax effect from exercise of stock options.    (1,335)       (566)
        Customers' deposits.......................     1,006       4,543       6,240
        Interest and other accrued liabilities....    29,949      15,466       8,222
        Post development completion costs.........     8,545       5,120      (2,555)
        Accounts payable..........................    20,066      (3,018)      8,994
          Net cash provided by (used in)           ----------  ----------  ----------
            operating activities..................   248,540      37,069     (60,645)
                                                   ----------  ----------  ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets...       627       5,325       1,517
  Purchase of property, equipment, and other
    fixed assets..................................    (6,903)     (6,777)    (15,607)
  Acquisition of homebuilding companies...........  (137,582)    (37,911)     (3,845)
  Investment in and advances to unconsolidated
    affiliates....................................   (15,828)       (372)
                                                   ----------  ----------  ----------
          Net cash (used in) investing activities.  (159,686)    (39,735)    (17,935)
                                                   ----------  ----------  ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes............... 1,895,429   1,472,789   1,433,150
  Proceeds from senior debt.......................    99,152                 146,430
  Proceeds from senior subordinated debt..........   150,000
  Principal payments on mortgages and notes.......(1,880,873) (1,494,528) (1,470,805)
  Principal payments on subordinated debt.........   (99,747)
  Purchase of treasury stock......................    (2,948)     (6,215)     (6,461)
  Proceeds from sale of stock and employee stock
    plan..........................................     3,974       3,516         154
          Net cash provided by (used in)           ----------  ----------  ----------
            financing activities..................   164,987     (24,438)    102,468
                                                   ----------  ----------  ----------
Net Increase (Decrease) In Cash...................   253,841     (27,104)     23,888
Cash and Cash Equivalents Balance, Beginning
  Of Year.........................................    16,149      43,253      19,365
                                                   ----------  ----------  ----------
Cash and Cash Equivalents Balance, End Of Year.....$ 269,990   $  16,149   $  43,253
                                                   ==========  ==========  ==========
Supplemental Disclosures Of Cash Flow:
  Cash paid during the year for:
    Interest...................................... $  62,066   $  53,100   $  33,814
                                                   ==========  ==========  ==========
    Income Taxes.................................. $  85,203   $  45,498   $  12,858
                                                   ==========  ==========  ==========
Stock issued for acquisitions/extension of options
  granted......................................... $  48,075   $  51,427   $     721
                                                   ==========  ==========  ==========
Supplemental disclosures of noncash operating
  activities:
  Inventory capitalized and accrued for specific
    performance................................... $  97,983
                                                   ==========

See notes to consolidated financial statements.



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED OCTOBER 31, 2002, 2001, AND 2000.


1. BASIS OF PRESENTATION AND SEGMENT INFORMATION

	Basis of Presentation - The accompanying consolidated financial statements include our accounts and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

	Segment Information - Statement of Financial Accounting Standards
(SFAS) No. 131 "Disclosures About Segments of an Enterprise and Related Information" establishes new standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. Our financial reporting segments consist of homebuilding, financial services, and corporate. Our homebuilding operations comprise the most substantial part of our business, with approximately 98% of consolidated revenues in the years ended October 31, 2002, 2001, and 2000 contributed by the homebuilding operations. We are a Delaware corporation, currently building and selling homes in more than 196 new home communities in New Jersey, Pennsylvania, New York, Virginia, Maryland, North Carolina, Texas, and California. We offer a wide variety of homes that are designed to appeal to first time buyers, first and second time move up buyers, luxury buyers, active adult buyers and empty nesters. Our financial services operations provide mortgage banking and title services to the homebuilding operations' customers. We do not retain or service the mortgages that we originate but rather, sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality and safety. Assets, liabilities, revenues and expenses of our reportable segments are separately included in the consolidated balance sheets and consolidated statements of income.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	Business Combinations - When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" which we adopted on June 30, 2001. Under SFAS 141 we record as our cost the estimated fair value of acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and identified intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of an acquired company from the date of acquisition.

	Income Recognition From Home and Land Sales - Income from home and land sales is recorded when each home is closed, title is conveyed to the buyer, adequate cash payment has been received, and there is no continued involvement.

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

	Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash equivalents, receivables, customer deposits and notes, accounts payable and other liabilities, mortgages and notes receivable, mortgages and notes payable, our term loan, and the senior and senior subordinated notes payable. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

	Inventories - For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined in the Statement of Financial Accounting Standards (SFAS)No. 144 "Accounting for the Impairment of or Disposal of Long-Lived Assets" as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. SFAS No. 144, which the Company adopted on November 1, 2001, provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then amortized equally based upon the number of homes to be constructed in the community.

	Self Insurance Reserves - We are self insured for our workman's compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated future losses.

	Interest costs related to properties under development are capitalized during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold.

	The cost of land options is capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. Options that include specific performance terms and such terms have been triggered are recorded on the balance sheet as inventory and other liabilities.

	Intangible Assets - The intangible assets recorded on our balance sheet are goodwill and a trademark, which is an indefinite life intangible asset, resulting from company acquisitions. In accordance with the Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets", which we acopted on November 1, 2001, we no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2002, and determined that no impairment of goodwill or intangibles existed. On a pro forma basis adding back goodwill amortization, net income for the years ended October 31, 2001 and 2000 was $65.9 million and $34.8 million, respectively.

	Deferred Bond Issuance Costs - Costs associated with the issuance of our Senior and Senior Subordinated Notes are capitalized and amortized over the associated term of each note issuance into other operations on the consolidated statements of income.

	Debt Issued At a Discount - Debt issued at a discount to the face amount is credited back up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of Interest on the consolidated statements of income.

	Post Development Completion Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheets.

	Advertising Costs - Advertising costs are treated as period costs and expensed as incurred. During the years ended October 31, 2002, 2001, and 2000, advertising costs expensed amounted to $23,440,000, $18,536,000, and $14,418,000, respectively.

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

	On December 31, 2000, our stock repurchase program to purchase up to 4 million shares of Class A Common Stock expired. As of December 31, 2000 3,391,047 shares had been purchased under this program. On July 3, 2001, our Board of Directors authorized a revision to our stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of October 31, 2002, 606,319 have been purchased under this program.

	Depreciation - Property, plant and equipment are depreciated using the straight-line method over the estimated useful life of the assets.

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

	Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding.
Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock shares.

	Computer Software Development - On November 1, 1999 we adopted SOP-98-1, Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use. The SOP-98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The effect of adopting SOP-98-1 was to increase net income for the year ended October 31, 2000 by $2,570,000 or $0.12 per share. Upon entering the application and development phase, the capitalized costs are amortized over the systems estimated useful life. We wrote off the unamortized capitalized costs associated with the development and implementation of the SAP systems during the year ended October 31, 2002, totaling $12.4 million pretax included in Restructuring Charges/Asset Write Off in the accompanying consolidated statements of income, or $7.6 million after taxes equal to $0.24 per fully diluted share (See Note 17). For both years ended October 31, 2001 and 2002 we recorded amortization expense of the SAP system in the amount of approximately $2.0 million based on an estimated useful life of 10 years.

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

	Accounting Pronouncements Not Yet Adopted - In December 2001, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others", ("SOP 01-6"). SOP 01-6 is effective for annual and interm financial statements issued for fiscal years beginning after December 31, 2001. Under SOP 01-6, Mortgage companies are explicitly subject to new accounting rules and reporting and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 also required the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." We have adopted SOP 01-6 effective November 1, 2002. We do not anticipate that the adoption of SOP 01-6 will have a material effect on the financial position or results of operations of our Company.

	In April 2002, the Financial Accounting Standards Board issued
(SFAS) No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. We will adopt SFAS No. 145 effective for our fiscal year beginning November 1, 2002. Certain amounts in our prior year financial statements will be reclassified to conform to the new presentation.

	In June 2002, the Financial Accounting Standards Board issued
(SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS 146 will have a material effect on the financial position or results of operations of our Company.

	Reclassifications - Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.


3.  CORPORATE INITIATIVES

	We have embarked on long term improvement initiatives of total quality, process redesign, and training. Included in Corporate General and Administrative expense is $4,074,000, $7,200,000, and $6,902,000 for the years ended October 31, 2002, 2001, and 2000, respectively, related to such initiatives. These amounts are in addition to software development costs capitalized in those years.


4.  PROPERTY

	Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day to day business and are recorded at cost less accumulated depreciation. Homebuilding accumulated depreciation related to these assets at October 31, 2002 and October 31, 2001 amounted to $18,470,000 and $18,367,000, respectively. In addition we have two senior citizen residential rental communities recorded as senior residential rental properties on the consolidated balance sheets. Accumulated depreciation on senior residential rental properties at October 31, 2002 and October 31, 2001 amounted to $3,054,000 and $2,688,000, respectively.


5.  DEPOSITS

	We hold escrow cash amounting to $3,455,000 and $4,420,000 at October 31, 2002 and October 31, 2001, respectively, which primarily represents customers' deposits which are restricted from use by us. We are able to release other escrow cash by pledging letters of credit and surety bonds. Escrow cash accounts are substantially invested in short-term certificates of deposit, time deposits, or money market accounts. The remaining deposits are not restricted from use by us.



6.  MORTGAGE LOANS HELD FOR SALE

	Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released. At October 31, 2002 and 2001, respectively, $91,339,000 and $105,174,000 of such mortgages were pledged against our mortgage warehouse line (see Note 7). We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 2002 or 2001.


7.  MORTGAGES AND NOTES PAYABLE

	Substantially all of the nonrecourse land mortgages are short-term borrowings. Nonrecourse mortgages secured by operating properties are installment obligations having annual principal maturities in the following years ending October 31, of approximately $2,584,000 in 2003, $75,000 in 2004, $81,000 in 2005, $88,000 in 2006, $96,000 in 2007, and
$350,000 after 2007. The interest rates on these obligations range from 6.0% to 10.0%.

	We have an unsecured Revolving Credit Agreement ("Agreement") with a group of banks which provides up to $440,000,000 through July 2005. Interest is payable monthly and at various rates of either the prime rate plus .40% or LIBOR plus 1.85%. In addition, we pay a fee equal to .375% per annum on the weighted average unused portion of the line. As of October 31, 2002 and 2001, there was no outstanding balance under the Agreement. See Note 19 for loan guarantee.

	On January 22, 2002, we issued a $165,000,000 Term Loan to a group of banks which is due January 22, 2007. Interest is payable monthly at either the prime rate plus 1.25% or LIBOR plus 2.5%. The proceeds from the issuance of the Term Loan were primarily used to partially fund the acquisition of the California operations of Forecast. (See Note 15). As of October 31, 2002, borrowings under the Term Loan were $115,000,000.
See Note 19 for loan guarantee.

	  Interest costs incurred, expensed and capitalized were:

                                             Year Ended
                                    ----------------------------
                                    October   October   October
                                    31, 2002  31, 2001  31, 2000
                                    --------  --------  --------
                                      (Dollars in Thousands)
Interest capitalized at
  beginning of year..............   $25,124   $25,694   $21,966
Plus acquired entity interest....              3,604
Plus interest incurred(1)(2).....    57,406    47,272    38,878
Less interest expensed(2)........    60,371    51,446    34,956
Less impairment write-off........                           194
                                    --------  --------  --------
Interest capitalized at
  end of year(2)..................  $22,159   $25,124   $25,694
                                    ========  ========  ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Represents interest for construction, land and development costs which is charged to interest expense when homes are delivered or when land is not under active development.


	Average interest rates and average balances outstanding for short-term debt are as follows:

                              October     October     October
                              31, 2002    31, 2001    31, 2000
                              --------    --------    --------
                                  (Dollars In Thousands)

Average monthly outstanding
  borrowings................. $10,717    $ 74,543    $128,788
Average interest rate during
  period.....................    4.4%        7.1%       10.0%
Average interest rate at end
  of period(1)...............    3.6%        4.1%        8.4%
Maximum outstanding at any
  month end.................. $36,425    $120,600    $170,800

(1) Average interest rate at the end of the period excludes any charges on unused loan balances.

	In addition, we have a secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing, that provides up to $150,000,000 through June 7, 2003. Interest is payable monthly at the Federal Funds Rate plus 1.375% (approximately 3.195% and 3.810% at October 31, 2002 and 2001, respectively) of the outstanding loan balance. The loan is repaid when the underlying mortgage loans are sold to permanent investors by the Company. As of October 31, 2002 borrowings under the agreement were $85,498,000.


8.  SENIOR AND SUBORDINATED NOTES

	On June 7, 1993, we issued $100,000,000 principal amount of 9 3/4% Subordinated Notes due June 1, 2005. In April 2001, we retired $253,000 of these notes. Interest is payable semi-annually. The notes were redeemable in whole or in part at our option, initially at 104.875% of their principal amount on or after June 1, 1999 and reducing to 100% of their principal amount on or after June 1, 2002. On April 29, 2002 we used a portion of the proceeds from our March 2002 debt issuance (see below) to redeem the remainder of these notes which resulted in an extraordinary loss of $582,000 net of an income tax benefit of $313,000.

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

	On March 26, 2002, we issued $100,000,000 8% Senior Notes due 2012 and $150,000,000 8 7/8% Senior Subordinated Notes due 2012. The 8%
Senior Notes were issued at a discount to yield 8.125% and have been reflected net of the unamortized discount in the accompanying consolidated balance sheet. Interest on both notes is paid semi-annually. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The proceeds were used to redeem the remaining 9 3/4% Subordinated Notes (see above), repay a portion of our Term Loan Facility (See Note 7), repay the current outstanding indebtedness under our Revolving Credit Agreement, and the remainder for general corporate purposes.

	The indentures relating to the Senior and Subordinated Notes and the Revolving Credit Agreement contain a Company guarantee (See Note 19) and restrictions on the payment of cash dividends. At October 31, 2002, $115,183,000 of retained earnings were free of such restrictions.

	The fair value of both the Senior Notes and Senior Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the Senior Notes and Senior Subordinated Notes is estimated at $398,625,000 and $136,500,000, respectively, as of October 31, 2002.


9.  RETIREMENT PLAN

	In December 1982, we established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $6,556,000, $3,675,000, and $2,948,000 for the years ended October 31,
2002, 2001, and 2000, respectively. The year over year increases are the result of increased number of participants from acquisitions and increased profit sharing contributions resulting from higher Company Returns on Equity.


10.  INCOME TAXES

	Income Taxes payable (receivable) including deferred benefits, consists of the following:
                                         Year Ended
                                    October      October
                                    31, 2002     31, 2001
                                    ---------    ---------
                                    (Dollars In Thousands)

State income taxes:
  Current.......................... $  7,092     $  3,393
  Deferred.........................   (7,088)      (2,262)
Federal income taxes:
  Current..........................   27,541        6,623
  Deferred.........................  (26,768)      (8,473)
                                    ---------    ---------
    Total.......................... $    777     $   (719)
                                    =========    =========



	The provision for income taxes is composed of the following charges
(benefits):

                                               Year Ended
                                    -----------------------------------
                                    October      October      October
                                    31, 2002     31, 2001     31, 2000
                                    ---------    ---------    ---------
                                          (Dollars In Thousands)
Current income tax expense:
  Federal.......................... $ 97,347     $ 48,478     $ 13,609
  State(1).........................   13,808        6,461        1,574
                                    ---------    ---------    ---------
                                     111,155       54,939       15,183
                                    ---------    ---------    ---------
Deferred income tax (benefit)
    expense:
  Federal..........................  (18,307)      (9,834)       2,551
  State............................   (4,814)      (2,437)         921
                                    ---------    ---------    ---------
                                     (23,121)     (12,271)       3,472
                                    ---------    ---------    ---------
    Total.......................... $ 88,034     $ 42,668     $ 18,655
                                    =========    =========    =========

(1) The current state income tax expense is net of the use of state loss carryforwards amounting to $45,778,000, $26,830,000, and $21,330,000 for the years ended October 31, 2002, 2001, and 2000.


	The deferred tax liabilities or assets have been recognized in the consolidated balance sheets due to temporary differences as follows:

                                                Year Ended
                                            October   October
                                            31, 2002  31, 2001
                                            --------  ---------
                                           (Dollars In Thousands)
Deferred tax assets:
  Maintenance guarantee reserves.......     $   659   $    658
  Inventory impairment loss............       1,048      2,206
  Uniform capitalization of overhead...      14,157      6,726
  Post development completion costs....       8,006      5,319
  Acquisition goodwill.................       2,995
  State net operating loss
    carryforwards......................      27,684     27,846
  Other................................       9,999      7,067
                                            --------  ---------
    Total..............................      64,548     49,822
  Valuation allowance(2)...............     (27,684)   (27,846)
                                            --------  ---------
    Total deferred tax assets..........      36,864     21,976
                                            --------  ---------
Deferred tax liabilities:
  Deferred interest....................                     31
  Installment sales....................          72         76
  Accelerated depreciation.............       2,936      2,113
  Acquisition goodwill.................                  3,124
  Software development expenses........                  5,897
                                            --------  ---------
    Total deferred tax liabilities.....       3,008     11,241
                                            --------  ---------
Net deferred tax assets................     $33,856    $10,735
                                            ========  =========

(2) The net change in the valuation allowance of $(162,000) results from a decrease in the separate company state net operating losses that may not be fully utilized.

	The effective tax rates varied from the expected rate. The sources of these differences were as follows:
                                              Year Ended
                                     ------------------------------
                                     October    October    October
                                     31, 2002   31, 2001   31, 2000
                                     --------   --------   --------

Computed "expected" tax rate......    35.0%      35.0%      35.0 %
State income taxes, net of Federal
  income tax benefit..............     2.6        3.2        3.1
Permanent timing differences......     1.4        1.6        1.0
Low income housing tax credit.....    (0.6)      (1.3)      (2.6)
Other.............................     0.6        1.6       (0.5)
                                     --------   --------   --------
Effective tax rate................    39.0%      40.1%      36.0 %
                                     ========   ========   ========

	We have state net operating loss carryforwards for financial reporting and tax purposes of $370,257,000 due to expire between the years October 31, 2003 and October 31, 2017.


11.  REDUCTION OF INVENTORY TO FAIR VALUE

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

	As of October 31, 2002, inventory with a carrying amount of $9,400,000 was writen down by $4,163,000 to its fair market. As of October 31, 2001, inventory with a carrying amount of $1,391,000 was written down by $424,000 to its fair value. The writedowns during the year ended October 31, 2002 were attributed to two properties in Poland and one community in the Mid-South. The writedowns were attributed to market conditions coupled with our plan to exit both Poland and the Mid-South. The writedowns during the year ended October 31, 2001 were attributed to two land parcels in Florida and one community in North Carolina. The writedowns in Florida and North Carolina were based upon changes in market conditions.

	The total aggregate impairment losses, which are presented in the consolidated statements of income and deducted from inventory held for future development or sale were $4,163,000, $2,512,000, and $0 for the years ended October 31, 2002, 2001, and 2000, respectively.

	On the statement of income the line entitled "Homebuilding - Inventory impairment loss" also includes write-offs of options including approval, engineering, and capitalized interest costs. During the years ended October 31, 2002, 2001, and 2000 write-offs amounted to $4,036,000, $1,856,000 and $1,791,000, respectively. During the years ended October 31, 2002, 2001, and 2000 we did not exercise options in various locations because the communities pro forma profitability did not produce adequate returns on investment commensurate with the risk. Those communities were located in New Jersey, New York, Metro D. C., North Carolina, California, and Poland.


12.  TRANSACTIONS WITH RELATED PARTIES

	Our Board of Directors had adopted a general policy providing that it will not make loans to our officers or directors or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $3,000,000 at any one time, and that such loans will be made only with the approval of the members of our Board of Directors who have no interest in the transaction. At October 31, 2002 and 2001 included in receivables, deposits and notes are related party receivables from officers and directors amounting to zero and $1,119,000, respectively. Interest income from these loans for the years ended October 31, 2002, 2001, and 2000 amounted to $18,000, $84,000, and $167,000, respectively.

	We provide property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, our Chief Executive Officer, President and a Director, is a general partner, and members of his family and certain officers and directors are limited partners. During the years ended October 31, 2002, 2001, and 2000 we received $62,000, $76,000, and $85,000, respectively, in fees for such management services. At October 31, 2002, no amounts were due us by these partnerships.

	During the year ended October 31, 2001 we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer. As of October 31, 2002 and 2001, land aggregating $10,293,000 and $2,384,000, respectively, has been purchased. The Company remains obligated under a land purchase agreement to purchase an additional $16.6 million of land from this entity over the next two years. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.


13.  STOCK PLANS

	We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors.
The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant.
Options granted on or after May 14, 1998 vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Certain Washington Homes associates were granted and held options to purchase Washington Homes stock prior to the January 23, 2001 merger. These options vest in three installments: 25% on the first and second anniversary, and 50% on the third anniversary of the date of the grant.
In connection with the merger (See Note 15) the options were exchanged for options to purchase the Company's Class A Common Stock. In 2000 we extended the life of options that expired on May 4, 2000 five years which resulted in additional compensation expense of $346,000 net of taxes.
All options expire ten years after the date of the grant. In addition, during the year ended October 31, 2002 each of the four outside directors of the Company were granted options to purchase 7,500 shares. During the year ended October 31, 2000 each of the three outside directors of the Company were granted options to purchase 5,000 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key employees. Stock option transactions are summarized as follows:

                                   Weighted             Weighted            Weighted
                                   Average              Average             Average
                                   Fair                 Fair                Fair
                                   Value (1)            Value (1)           Value (1)
                                   And                  And                 And
                        October    Exercise  October    Exercise  October   Exercise
                        31, 2002    Price    31, 2001    Price    31, 2000   Price
                        ---------  --------  ---------  --------  --------- --------
Options outstanding at
  beginning of period.  2,280,657   $ 7.52   1,980,500   $7.55    1,656,000   $8.02
   Granted............    545,500   $15.12   1,058,785   $5.81      444,500   $6.10
   Exercised..........    357,165   $ 6.28     519,673   $4.29
   Forfeited..........     30,000   $ 7.72     238,955   $7.67      120,000   $8.60
                        ---------            ---------            ---------
Options outstanding at
  end of period.......  2,438,992   $ 9.40   2,280,657   $7.44    1,980,500   $9.44
                        =========            =========            =========

Options exercisable at
  end of period.......  1,089,513            1,451,718            1,276,708
Price range of options     $2.66-               $2.66-               $5.13-
  outstanding.........    $34.75               $15.08               $11.50
Weighted-average
  remaining contractual
  life................   6.0 yrs.             6.0 yrs.             7.0 yrs.

(1) Fair value of options at grant date approximate exercise price.



	Pro forma information regarding net income and earnings per share is required under the fair value method of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock-Based Compensation" and is to be calculated as if we had accounted for our stock options under the fair value method of SFAS 123. The fair value for these options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000: risk- free interest rate of 4.3%, 4.4%, and 5.9%, respectively; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.43 , 0.38, and 0.41, respectively; and a weighted-average expected life of the option of 5.5, 5.1, and 7.0 years, respectively.

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


	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.
Our pro forma information follows (dollars in thousands except for earnings per share information):

                                              Year Ended
                                    -----------------------------------
                                    October     October     October
                                    31, 2002    31, 2001    31, 2000
                                    ----------  ----------  -----------

Pro forma net income................ $ 137,136   $  63,491   $  32,322
                                    ==========  ==========  ===========
Pro forma basic earnings per share.. $    4.51   $    2.37   $    1.47
                                    ==========  ==========  ===========
Pro forma diluted earnings per share $    4.26   $    2.28   $    1.47
                                    ==========  ==========  ===========

	During the year ended October 31, 1999, we modified our bonus plan for certain associates. A portion of their bonus is paid by issuing a deferred right to receive our Class A Common Stock. The number of shares is calculated by dividing the portion of the bonus subject to the deferred right award by our stock price on the date the bonus is earned. 25% of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. During the years ended October 31, 2002 and 2001, we issued 63,815 and 84,962 shares under the plan. During the years ended October 31, 2002 and 2001 7,355 and 41,550 shares were forfeited under this plan, respectively. For the years ended October 31, 2002, 2001, and 2000, approximately 242,000, 319,000, and 281,000 deferred rights were awarded in lieu of $6,291,000, $3,857,000, and $1,923,000 of bonus payments, respectively.


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

	As of October 31, 2002 and 2001, respectively, we are obligated under various performance letters of credit amounting to $99,984,000 and $51,647,000. (See Note 5).


15.  ACQUISITIONS

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

	On January 10, 2002 we acquired the California homebuilding operations of The Forecast Group, LP ("Forecast") for a total purchase price of $196.5 million, of which $151.6 million was paid in cash and 2,208,738 shares of Class A Common Stock were issued. We acquired Forecast to expand our California homebuilding operations. In addition, we have an option to purchase additional land parcels owned by Forecast for a price of $49.0 million. As of October 31, 2002, we have purchased $8.1 million of these land parcels. At the date of the acquisition we also paid off approximately $88.0 million of Forecast's third party debt. The total purchase price amounted to $90.4 million over Forecast's book value, of which $22.8 million was added to inventory to reflect fair value, $18.5 million was paid for two option agreements, a two year consultant's agreement, and a three year right of first refusal agreement, and the balance recorded as a tradename, which is an indefinite life intangible asset.

	A Forecast condensed balance sheet (including the effects of purchase accounting adjustments) as of the acquisition date is as follows (dollars in thousands):

                                  January 10,
                                     2002
                                  -----------

Cash and cash equivalents........ $   10,209
Inventories......................    220,110
Tradename intangible.............     49,107
Prepaids and other assets........     20,676
                                  -----------
     Total Assets                 $  300,102
                                  ===========

Accounts payable and other
  liabilities.................... $   35,028
Revolving credit agreement.......    219,574
Stockholders' equity.............     45,500
                                  -----------
     Total Liabilities and
       Stockholders' Equity...... $  300,102
                                  ===========

	The merger with Washington Homes, Inc. and acquisition of Forecast were accounted for as purchases with the results of operations of these entities included in our consolidated financial statements as of the date of the merger and acquisition. The purchase price was allocated based on estimated fair value of the assets and liabilities at the date of the merger and acquisition. An intangible asset equal to the excess purchase price over the fair value of the net assets of $12.8 million and $49.8 million for Washington Homes and Forecast, respectively, were recorded as goodwill and a tradename, which is an indefinite life intangible asset on the consolidated balance sheet. The Washington Homes amount was being amortized on a straight line basis over a period of ten years during fiscal 2001. On November 1, 2001 we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Indefinite life intangible assets are not amortized. As a result of adopting SFAS No. 142, we no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We performed a fair value analysis as of October 31, 2002 and determined that no impairment of goodwill or intangibles existed.

	The following unaudited pro forma financial data for the years ended October 31, 2002 and 2001 has been prepared as if the merger with Washington Homes, Inc. on January 23, 2001 and the acquisition of Forecast on January 10, 2002 had occurred on November 1, 2000. Unaudited pro forma financial data is presented for information purposes only and may not be indicative of the actual amounts had the events occurred on the dates listed above, nor does it purport to represent future periods.

                                         Year Ended October 31,
                                     ------------------------------
                                           2002           2001
                                     -------------    -------------
                                     (In Thousands Except Per Share)

Revenues...........................   $2,615,455       $2,308,130
Expenses...........................    2,383,466        2,145,759
Income Taxes.......................       90,445           64,387
Extraordinary Loss.................         (582)
                                     -------------    -------------
Net Income.........................   $  140,962       $   97,984
                                     =============    =============
Diluted Net Income Per
  Common Share.....................    $    4.33       $     3.12
                                     =============    =============


16.  RESTRUCTURING CHARGES

	Restructuring charges are estimated expenses associated with the merger of our operations with those of Washington Homes, Inc. as a result of the merger on January 23, 2001. Under our merger plan, administration offices in Maryland, Virginia, and North Carolina were either closed, relocated, or combined. The merger of administration offices was completed by July 31, 2001. At January 31, 2001, expenses were accrued for salaries, severance and outplacement costs for the involuntary termination of associates, costs to close and/or relocate existing administrative offices, and lost rent and leasehold improvements. During the year ended October 31, 2001 our estimate for restructuring charges was increased to a total of $3.2 million. We have provided for the termination of 65 associates. We accrued approximately $2.0 million to cover termination and related costs. Associates being terminated were primarily administrative. In addition, we accrued approximately $1.2 million to cover closing and/or relocation of various administrative offices in these three states. At October 31, 2002 all costs have been charged against this accrual.


17.  ASSET WRITE OFF

	We wrote off costs during the year ended October 31, 2002 associated with SAP, our enterprise-wide operating software, totaling $12.4 million pretax included in Restructuring Charges/Asset Write Off in the accompanying consolidated statements of income or $7.6 million after taxes equal to $0.24 per fully diluted share. These unamortized costs are those associated with the development of the SAP system. We were not successful in implementing SAP, due to the complexities and limitations in the software program. We have $2.1 million initiative costs remaining, all of which will be amortized over the remaining life of the communities using SAP software, which are scheduled to be substantially complete by the end of 2003.



18.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

	Summarized quarterly financial information for the years ended October 31, 2002 and 2001 is as follows:

                                            Three Months Ended
                                 ---------------------------------------
                                 October     July      April   January
                                 31, 2002  31, 2002  30, 2002  31, 2002
                                 --------  --------  --------  ---------
                                   (In Thousands Except Per Share Data)

Revenues.....................    $831,410  $704,636  $560,998  $454,062
Expenses.....................    $739,011  $642,675  $518,530  $424,265
Income before income taxes and
  extraordinary loss.........    $ 92,399  $ 61,961  $ 42,468  $ 29,797
State and Federal income tax.    $ 37,961  $ 22,774  $ 15,976  $ 11,636
Extraordinary loss from extinguish-
  ment of debt, net of income
  taxes......................                        $   (582)
Net Income...................    $ 54,438  $ 39,187  $ 25,910  $ 18,161
Per Share Data:
Basic:
  Income per common share before
    extraordinary loss.......    $   1.75  $   1.27  $   0.86  $   0.63
  Extraordinary loss.........                        $  (0.02)
  Net Income.................    $   1.75  $   1.27  $   0.84  $   0.63
  Weighted average number of
    common shares outstanding      31,089    30,877    30,670    28,965
Assuming Dilution:
  Income per common share before
    extraordinary loss.......    $   1.66  $   1.20  $   0.82  $   0.60
  Extraordinary loss.........                        $  (0.02)
  Net Income.................    $   1.66  $   1.20  $   0.80  $   0.60
  Weighted average number of
    common shares outstanding      32,886    32,703    32,402    30,456

                                          Three Months Ended
                                ---------------------------------------
                                October     July      April   January
                                31, 2001  31, 2001  30, 2001  31, 2001
                                --------  --------  --------  --------
                                 (In Thousands Except Per Share Data)

Revenues....................... $537,212  $509,250  $402,340  $293,188
Expenses....................... $500,270  $473,965  $379,773  $281,628
Income before income taxes..... $ 36,942  $ 35,285  $ 22,567  $ 11,560
State and Federal income tax... $ 15,251  $ 14,273  $  8,507  $  4,637
Net Income..................... $ 21,691  $ 21,012  $ 14,060  $  6,923
Per Share Data:
Basic:
  Net Income................... $   0.77  $   0.74  $   0.50  $   0.31
  Weighted average number of
    common shares outstanding..   28,288    28,375    28,176    22,286

Assuming Dilution:
  Net Income................... $   0.74  $   0.71  $   0.48  $   0.30
  Weighted average number of
    common shares outstanding..   29,227    29,623    29,472    22,732

19.  FINANCIAL INFORMATION OF SUBSIDIARY ISSUER AND SUBSIDIARY GUARANTORS

	Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer") was the issuer of certain Senior Notes on May 4, 1999, October 2, 2000, and March 26, 2002 and Senior Subordinated Notes on March 26, 2002.

	The Subsidiary Issuer acts as a finance and management entity that as of October 31, 2002 had issued and outstanding approximately $150,000,000 senior subordinated notes, $400,000,000 face value senior notes, a term loan with an outstanding balance of $115,000,000, and a revolving credit agreement with an outstanding balance of zero. The senior subordinated notes, senior notes, the revolving credit agreement, and the term loan are fully and unconditionally guaranteed by the Parent.

	Each of the wholly owned subsidiaries of the Parent (collectively the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary holding and licensing the "K. Hovnanian" trade name, a subsidiary engaged in homebuilding activity in Poland, our Title subsidiaries, and in 2001 and 2002 joint ventures (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the senior notes, subordinated notes, revolving credit agreement and term loan of the Subsidiary Issuer.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2002
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
Assets
Homebuilding.......................$  1,501  $  261,107 $1,269,514 $     36,014  $         $1,568,136
Financial Services.................                            111      109,881               109,992
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 584,103     432,130   (628,246)     (34,316)  (353,671)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$585,604  $  693,237 $  641,379 $    111,579 $ (353,671)$1,678,128
                                   ========  ========== ========== ============ ========== ==========

Liabilities
Homebuilding.......................$         $   35,736 $  314,171 $      3,595 $          $  353,502
Financial Services.................                                      90,355                90,355
Notes Payable......................             661,390      2,345        7,210               670,945
Income Taxes Payable (Receivables).  23,055      (3,147)   (18,184)        (947)                  777
Stockholders' Equity............... 562,549        (742)   343,047       11,366   (353,671)   562,549
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$585,604  $  693,237 $  641,379 $    111,579 $ (353,671)$1,678,128
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
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED OCTOBER 31, 2002
(Thousands of Dollars)
                                                       Guarantor   Non-
                                           Subsidiary  Subsid-   Guarantor      Elimin-     Consol-
                                  Parent    Issuer     iaries    Subsidiaries   ations      idated
                                  -------  ---------- ---------- ------------ ----------  ----------
Revenues:
  Homebuilding...................$         $    1,059 $2,523,632 $     14,093  $ (28,448) $2,510,336
  Financial Services..............                         7,153       33,617                 40,770
  Intercompany Charges............            139,502     21,183                (160,685)
  Equity In Pretax Income of
    Consolidated Subsidiaries.....226,625                                       (226,625)
                                  -------  ---------- ---------- ------------ ----------  ----------
    Total Revenues............... 226,625     140,561  2,551,968       47,710   (415,758)  2,551,106
                                  -------  ---------- ---------- ------------ ----------  ----------

Expenses:
  Homebuilding....................            140,561  2,312,199       18,165   (168,987)  2,301,938
  Financial Services..............                         2,397       20,324       (178)     22,543
                                  -------  ---------- ---------- ------------ ----------  ----------
    Total Expenses................            140,561  2,314,596       38,489   (169,165)  2,324,481
                                  -------  ---------- ---------- ------------ ----------  ----------

Income(Loss) Before Income Taxes  226,625                237,372        9,221   (246,593)    226,625

State and Federal Income Taxes.... 88,347        (195)    89,530        5,797    (95,132)     88,347

Extraordinary Loss From
  Extinguishment of Debt, Net of
  Income Taxes..................     (582)       (582)                               582        (582)
                                  -------  ---------- ---------- ------------ ----------  ----------
Net Income (Loss)............... $137,696  $     (387)$  147,842 $      3,424 $ (150,879) $  137,696
                                  =======  ========== ========== ============ ==========  ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED OCTOBER 31, 2001
(Thousands of Dollars)
                                                       Guarantor   Non-
                                           Subsidiary  Subsid-   Guarantor      Elimin-     Consol-
                                  Parent    Issuer     iaries    Subsidiaries   ations      idated
                                  -------  ---------- ---------- ------------ ----------  ----------
Revenues:
  Homebuilding....................$        $      431 $1,701,421 $     46,190 $  (37,480) $1,710,562
  Financial Services..............                        10,391       21,037                 31,428
  Intercompany Charges............             96,368     30,480                (126,848)
  Equity In Pretax Income of
    Consolidated Subsidiaries.....106,354                                       (106,354)
                                  -------  ---------- ---------- ------------ ----------  ----------
    Total Revenues................106,354      96,799  1,742,292       67,227   (270,682)  1,741,990
                                  -------  ---------- ---------- ------------ ----------  ----------

Expenses:
  Homebuilding....................             96,799  1,637,265        8,935   (128,806)  1,614,193
  Financial Services..............                         5,748       15,821       (126)     21,443
                                  -------  ---------- ---------- ------------ ----------  ----------
    Total Expenses................             96,799  1,643,013       24,756   (128,932)  1,635,636
                                  -------  ---------- ---------- ------------ ----------  ----------

Income (Loss) Before Income Taxes106,354                  99,279       42,471   (141,750)    106,354

State and Federal Income Taxes....42,668          109     39,278       16,448    (55,835)     42,668
                                  -------  ---------- ---------- ------------ ----------  ----------
Net Income (Loss)................$63,686   $     (109)$   60,001 $     26,023 $  (85,915) $   63,686
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
                                  =======  ========== ========== ============ ==========  ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2002
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................$137,696   $   (387) $ 147,841  $     3,425  $ (150,879) $137,696
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities.. 122,389     23,716   (217,049)      30,909     150,879   110,844
                                     --------  --------- ---------- ------------ ---------- ----------
  Net Cash Provided By (Used In)
      Operating Activities.......... 260,085     23,329    (69,208)      34,334               248,540

  Net Cash Provided By (Used In)
    Investing Activities............ (48,775)    (6,875)  (104,202)         166              (159,686)

  Net Cash Provided By (Used In)
    Financing Activities............  (2,948)   264,846    (83,298)     (13,613)              164,987

  Intercompany Investing and Financing
    Activities - Net................(208,362)   (56,616)   284,781      (19,803)
                                     --------  --------- ---------- ------------ ---------- ----------
  Net Increase (Decrease)...........            224,684     28,073        1,084               253,841
  In Cash and Cash Equivalents Balance,
    Beginning of Period.............      10     (5,840)    15,616        6,363               16,149
                                     --------  --------- ---------- ------------ ---------- ----------
  Cash and Cash Equivalents Balance,
    End of Period................... $    10   $ 218,844 $  43,689  $     7,447  $     --   $269,990
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2001
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................$ 63,686   $   (109)$   60,001 $     26,023  $ (85,915) $ 63,686
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities.. 102,908     99,063   (264,122)     (50,381)    85,915   (26,617)
                                     --------  --------- ---------- ------------ ---------- ----------
  Net Cash Provided By (Used In)
      Operating Activities.......... 166,594     98,954   (204,121)     (24,358)              37,069

  Net Cash Provided By (Used In)
    Investing Activities............ (49,622)    (3,770)    13,393          264              (39,735)

  Net Cash Provided By (Used In)
    Financing Activities............  (6,215)       114    (59,549)      41,212              (24,438)

  Intercompany Investing and Financing
    Activities - Net................(110,684)  (118,767)   243,387      (13,936)
                                     --------  --------- ---------- ------------ ---------- ----------
  Net Increase (Decrease)...........      73    (23,469)    (6,890)       3,182              (27,104)
  In Cash and Cash Equivalents Balance,
    Beginning of Period.............     (63)    17,629     22,506        3,181               43,253
                                     --------  --------- ---------- ------------ ---------- ----------
  Cash and Cash Equivalents Balance,
    End of Period................... $    10   $ (5,840) $  15,616  $     6,363  $     --   $ 16,149
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2000
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 33,163  $  9,594  $  35,470  $    10,679  $ (55,743) $  33,163
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...     751    80,742   (196,014)     (35,030)    55,743    (93,808)
                                     --------  --------- ---------- ------------ ---------- ----------
  Net Cash Provided By (Used In)
    Operating Activities.............  33,914    90,336   (160,544)     (24,351)              (60,645)

  Net Cash Provided By (Used In)
    Investing Activities.............    (231)  (13,262)    (4,433)          (9)              (17,935)

  Net Cash Provided By (Used In)
    Financing Activities.............  (6,461)   76,305      6,864       25,760               102,468

  Intercompany Investing and Financing
    Activities - Net................. (27,331) (130,355)   156,011        1,675
                                     --------  --------- ---------- ------------ ---------- ----------
  Net Increase (Decrease)............    (109)   23,024     (2,102)       3,075                23,888
  In Cash and Cash Equivalents Balance,
    Beginning of Period..............      46    (5,395)    24,608          106                19,365
                                     --------  --------- ---------- ------------ ---------- ----------
  Cash and Cash Equivalents Balance,
    End of Period....................$    (63) $ 17,629  $  22,506  $     3,181  $      --  $  43,253
                                     ========  ========= ========== ============ ========== ==========



20.  Subsequent Event (Unaudited)

	During the first quarter we purchased two Houston based homebuilders for approximately $100.0 million.