Form 10-Q
period 2003-01-31
HOVNANIAN ENTERPRISES INC
filed 2003-03-17
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q

(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 2003 or

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

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Sections l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (
X )    No (  )

	Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ( X )    No (
)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 23,805,110 Class A Common Shares and 7,436,034 Class B Common Shares were outstanding as of February 28, 2003.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Consolidated Balance Sheets at January 31,
                2003 (unaudited) and October 31, 2002                4

              Consolidated Statements of Income for the three
                months ended January 31, 2003 and 2002
                (unaudited)                                          6

              Consolidated Statements of Stockholders' Equity
                for the three months ended January 31, 2003
                (unaudited)                                          7

              Consolidated Statements of Cash Flows for
                the three months ended January 31, 2003
                and 2002 (unaudited)                                 8

              Notes to Consolidated Financial Statements (unaudited) 9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                       16

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                   29

     Item 4.  Controls and Procedures                               30

PART II.  Other Information                                         30
     Item 6.     Exhibits and Reports on Form 8-K.
         (a)
                 Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

                 Exhibit 3(b) Certificate of Amendment of
                 Incorporation of the Registrant. (2)

                 Exhibit 3(c) Bylaws of the Registrant. (2)

                 Exhibit 10(a) Amended and Restated Credit
                 Agreement dated February 20, 2003.

      Exhibit 10(b) Restated $142 million K. Hovnanian
                 Mortgage, Inc. Revolving Credit Agreement dated March 7, 2003.

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

     Item 6(b). No reports on Form 8-K have been filed during the quarter for which this report is filed.

Signatures                                                        31

Certifications                                                    32

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                   January 31,    October 31,
          ASSETS                                       2003           2002
                                                   -----------    -----------
                                                   (unaudited)
Homebuilding:
  Cash and cash equivalents....................... $   87,830     $  262,675
                                                   -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
     development..................................  1,005,325        843,581
    Land and land options held for future
      development or sale.........................    270,998        238,001
                                                   -----------    -----------
      Total Inventories...........................  1,276,323      1,081,582
                                                   -----------    -----------

  Receivables, deposits, and notes................     43,041         26,276
                                                   -----------    -----------

  Property, plant, and equipment - net............     18,753         19,242
                                                   -----------    -----------

  Senior Residential rental properties - net......      9,408          9,504
                                                   -----------    -----------

  Prepaid expenses and other assets...............     90,180         86,582
                                                   -----------    -----------

  Goodwill and indefinite life intangibles........     82,275         82,275
                                                   -----------   ------------

  Definite life intangibles.......................     26,777
                                                   -----------    -----------
      Total Homebuilding..........................  1,634,587      1,568,136
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      7,926          7,315
  Mortgage loans held for sale....................     50,157         91,451
  Other assets....................................      4,418         11,226
                                                   -----------    -----------
      Total Financial Services....................     62,501        109,992
                                                   -----------    -----------

Income Taxes Receivable - Including deferred tax
  benefits........................................      5,391
                                                   -----------    -----------
Total Assets...................................... $1,702,479     $1,678,128
                                                   ===========    ===========

See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Data)


                                                     January 31,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2003         2002
                                                     -----------  -----------
                                                     (unaudited)
Homebuilding:
  Nonrecourse land mortgages........................ $    8,039   $   11,593
  Accounts payable and other liabilities............    310,651      298,213
  Customers' deposits...............................     42,425       40,422
  Nonrecourse mortgages secured by operating
    properties......................................      3,239        3,274
                                                     -----------  -----------
      Total Homebuilding............................    364,354      353,502
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      4,370        4,857
  Mortgage warehouse line of credit.................     49,029       85,498
                                                     -----------  -----------
      Total Financial Services......................     53,399       90,355
                                                     -----------  -----------
Notes Payable:
  Term loan........................................     115,000      115,000
  Senior notes......................................    396,514      396,390
  Senior subordinated notes.........................    150,000      150,000
  Accrued interest..................................     15,924        9,555
                                                     -----------  -----------
      Total Notes Payable...........................    677,438      670,945
                                                     -----------  -----------
Income Taxes Payable - Net of deferred tax benefits.                     777
                                                     -----------  -----------
      Total Liabilities.............................  1,095,191    1,115,579
                                                     -----------  -----------
Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 27,537,468 shares
    at January 31, 2003 and 27,453,994 shares at
    October 31, 2002 (including 4,343,240 shares
    at January 31, 2003 and October 31, 2002 held
    in Treasury)....................................        275          275
  Common Stock,Class B,$.01 par value (convertible
    to Class A at time of sale)-authorized
    13,000,000 shares; issued 7,784,372 shares at
    January 31, 2003 and 7,788,061 shares at
    October 31, 2002 (including 345,874 shares at
    January 31, 2003 and October 31, 2002 held in
    Treasury).......................................         78           78
  Paid in Capital...................................    152,939      152,977
  Retained Earnings.................................    492,563      447,802
  Deferred Compensation.............................         (5)         (21)
  Treasury Stock - at cost..........................    (38,562)     (38,562)
                                                     -----------  -----------
      Total Stockholders' Equity....................    607,288      562,549
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity.......... $1,702,479   $1,678,128
                                                     ===========  ===========

See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(unaudited)
                                         Three Months Ended
                                             January 31,
                                         -------------------
                                            2003      2002
                                         --------- ---------
Revenues:
  Homebuilding:
    Sale of homes......................  $607,501  $443,098
    Land sales and other revenues......     9,639     1,977
                                         --------- ---------
      Total Homebuilding...............   617,140   445,075
  Financial Services...................    10,495     8,987
                                         --------- ---------
      Total Revenues...................   627,635   454,062
                                         --------- ---------
Expenses:
  Homebuilding:
    Cost of sales......................   463,178   351,483
    Selling, general and administrative    54,301    37,649
    Inventory impairment loss..........       158       905
 				         --------- ---------
      Total Homebuilding...............   517,637   390,037

  Financial Services...................     5,821     5,359

  Corporate General and Administration.    14,584    10,876

  Interest.............................    13,679    13,702

  Other Operations.....................     4,778     4,291
                                         --------- ---------
      Total Expenses...................   556,499   424,265
                                         --------- ---------
Income Before Income Taxes.............    71,136    29,797
                                         --------- ---------
State and Federal Income Taxes:
  State................................     3,100     1,873
  Federal..............................    23,275     9,763
                                         --------- ---------
    Total Taxes........................    26,375    11,636
                                         --------- ---------
Net Income.............................  $ 44,761  $ 18,161
                                         ========= =========
Per Share Data:
Basic:
  Income per common share..............  $   1.43  $   0.63
  Weighted average number of common
    shares outstanding.................    31,371    28,965
Assuming dilution:
  Income per common share..............  $   1.35  $   0.60
  Weighted average number of common
    shares and common share equivalents
    outstanding........................    33,080    30,456

See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In   Retained  Deferred  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital   Earnings    Comp    Stock      Total
                           -----------  ------  -----------  ------  --------  --------  --------  --------  --------
Balance, October 31, 2002. 23,110,754     $275    7,442,187     $78  $152,977  $447,802  $   (21)  $(38,562) $562,549

Sale of common stock
  under employee stock
  option plan............      16,117                                     143                                     143

Stock bonus plan.........      63,668                                    (181)                                   (181)
Conversion of Class B to
  Class A Common Stock....      3,689                (3,689)

Deferred compensation.....                                                                    16                   16

Net Income................                                                       44,761                        44,761
                           -----------  ------  -----------  ------  --------  --------  --------  --------  --------
Balance, January 31, 2003  23,194,228     $275    7,438,498     $78  $152,939  $492,563  $    (5)  $(38,562) $607,288
  (unaudited)              ===========  ======  ===========  ======  ========  ========  ========  ========  ========

See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
(unaudited)
                                                        Three Months Ended
                                                            January 31,
                                                       ---------------------
                                                          2003       2002
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  44,761  $  18,161
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation....................................     1,569      1,658
      Loss (gain) on sale and retirement of property
        and assets....................................         9         (3)
      Deferred income taxes...........................    (2,362)       (71)
      Impairment losses...............................       158        905
      Decrease (increase) in assets:
        Mortgage notes receivable.....................    41,878     26,334
        Receivables, prepaids and other assets........   (26,455)     3,637
        Inventories...................................   (69,723)    19,489
      Increase (decrease) in liabilities:
        State and Federal income taxes................    (3,787)     2,307
        Tax effect from exercise of stock options.....       (19)
        Customers' deposits...........................     1,692      3,594
        Interest and other accrued liabilities........   (12,165)   (15,288)
        Post development completion costs.............     2,748       (832)
        Accounts payable..............................   (15,324)     5,488
                                                       ---------- ----------
          Net cash (used in) provided by operating
            activities................................   (37,020)    65,379
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......        35        136
  Purchase of property, equipment and other
    fixed assets......................................      (755)    (1,353)
  Acquisition of homebuilding companies...............   (91,273)  (120,462)
  Investment in and advances to unconsolidated
    affiliates........................................     3,296     (1,948)
                                                       ---------- ----------
          Net cash (used in) investing activities.....   (88,697)  (123,627)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   166,609    706,120
  Principal payments on mortgages and notes...........  (215,088)  (622,315)
  Purchase of treasury stock..........................               (1,089)
  Proceeds from sale of stock and employee stock plans       (38)     1,272
                                                       ---------- ----------
          Net cash (used in) provided by financing
            activities................................   (48,517)    83,988
                                                       ---------- ----------
Net (Decrease) Increase In Cash and Cash Equivalents..  (174,234)    25,740
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................   269,990     16,149
                                                       ---------- ----------
Cash and Cash Equivalent Balance, End Of Period....... $  95,756  $  41,889
                                                       ========== ==========
Supplemental Disclosures of Cash Flow
  Cash paid during the year for:
    Interest.........................................      7,310     14,346
                                                       ========== ==========
    Income taxes.....................................     32,544      5,151
                                                       ========== ==========
Supplemental disclosures of noncash operating
  activities:
  Inventory capitalized and accrued for specific
    performance......................................    130,307
                                                       ==========
See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

	2.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended
                                 January 31,
                              -------------------
                                2003       2002
                              --------   --------
                            (Dollars in Thousands)

Interest Capitalized at
  Beginning of Period......... $ 22,159   $ 25,124
Plus Interest Incurred(1)(2)..   15,120     11,477
Less Interest Expensed(2).....   13,679     13,702
                               --------   --------
Interest Capitalized at
  End of Period(2)............ $ 23,600   $ 22,899
                               ========   ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Represents interest for construction, and land and development costs which are charged to interest expense when homes are delivered or when land is not under active development.

3.  Homebuilding accumulated depreciation at January 31, 2003 and
October 31, 2002 amounted to $19.7 million and $18.5 million, respectively. Senior residential rental property accumulated depreciation at January 31, 2003 and October 31, 2002 amounted to $3.2 million and $3.1 million, respectively.

4.  In accordance with Financial Accounting Standards No. 144
("SFAS 144") "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. We wrote off such costs in the amount of $0.2 million during the three months ended January 31, 2003. We also wrote off such costs in the amount of $0.9 million during the three months ended January 31, 2002, primarily due to the exit of our Mid-South operations. Residential inventory impairment losses and option write offs are reported in the Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

5. We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. As of January 31, 2003 and October 31, 2002, respectively, we are obligated under various performance letters of credit amounting to $107.6 million and $100.0 million.

	6. We have an unsecured Revolving Credit Agreement ("Agreement") with a group of banks which was amended on February 20, 2003. Pursuant to the amendment, our credit line increased to $505.0 million and we have the ability to seek additional lenders to increase the total facility amount to $590.0 million. The agreement bears an expiration date of July 2005 and interest is payable monthly and at various rates of either the prime rate plus 0.40% or LIBOR plus 1.85%. In addition, we pay a fee equal to 0.375% per annum on the weighted average unused portion of the line. As of January 31, 2003 and October 31, 2002, there was no outstanding balance under the Agreement.

Our mortgage warehouse line of credit was modified on March 7, 2003. Pursuant to the agreement, our credit line matures in July 2003 and we have the option to borrow up to $142.0 million. Interest is payable monthly at the Federal Funds Rate plus 1.375%. As of January 31, 2003 and October 31, 2002 borrowings were $49.0 million and $85.5 million, respectively.

7. At January 31, 2003, our long term debt consisted of $150 million 10 1/2% Senior Notes due 2007, $150 million 9 1/8% Senior Notes due 2009, $100 million 8% Senior Notes due 2012, $150 million 8 7/8% Senior Subordinated Notes due 2012, and a $165 million Term Loan due 2007 which bears interest at either the prime rate plus 1.25% or LIBOR plus 2.5%. As of January 31, 2003 borrowings under the Term Loan were $115 million.

8.  Per Share Calculations - Statement of Financial Accounting
Standards (SFAS) No. 128 "Earnings Per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the basic weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

9. Recent Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board issued (SFAS) No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. We adopted SFAS No. 145 on November 1, 2002 and certain amounts in our prior year financial statements will be reclassified to conform to the new presentation.

	In June 2002, the Financial Accounting Standards Board issued
(SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS 146 will have a material effect on the financial position or results of operations of our Company. However, SFAS No. 146 could impact the amount or timing of liabilities to be recognized in the event that we engage in exit or disposal activities in the future.

	In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on our financial position or results of operations. Our disclosure of guarantees is included in Note 12 to the financial statements.

In December 2002, the Financial Accounting Standards Board issued
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends (SFAS) No. 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the affect of the method used on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation. We will adopt the disclosure provisions of SFAS No. 148 in our second fiscal quarter ending April 30, 2003.

	In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). A Variable Interest Entity ("VIE") is a entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. FIN 46 is effective immediately for VIE's created after January 31, 2003.
For VIE's created before January 31, 2003, FIN 46 must be applied at the beginning of the first interim or annual reporting period beginning after June 15, 2003 (our quarter ending October 31, 2003). FIN 46 may apply to certain option contracts to acquire land. We are in the process of evaluating the applicability of FIN 46 to such option contracts and cannot currently estimate the potential impact of FIN 46 to our consolidated balance sheet.

10.	On November 1, 2002 and December 31, 2002 we acquired
Parkside Homes and Brighton Homes, two Houston homebuilding companies for an approximate aggregate purchase price of $100 million. These acquisitions were accounted for as a purchase, with the results of operations of these entities included in our consolidated financial statements as of the date of acquisition. The purchase price will be allocated based on estimated fair value at the date of acquisition. As a result, estimated definite life intangible assets of $26.8 million were recorded on the consolidated balance sheet. We expect to amortize the definite life intangibles over a 2 to 5 year period. We are in the process of completing an appraisal of the intangible assets and do not expect to record any goodwill. Therefore, the purchase price allocation is preliminary and subject to change. (See Note 11).

	11. Intangible Assets - As reported on the balance sheet we have goodwill and indefinite life intangibles amounting to $82.3 million and definite life intangibles amounting to $26.8 million. Our intangible assets consist of goodwill, tradenames, architectural designs, and contractual agreements. During the three months ended January 31, 2003 we added the $26.8 million (See Note 10) of definite life intangibles due to the Houston acquisitions. In accordance with the Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets; we no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We are amortizing the definite life intangibles over their expected useful life. The amortization expense of $0.5 million is reported in other operations on our Consolidated Statement of Income for the three months ended January 31, 2003.

12.  Hovnanian Enterprises, Inc., the parent company (the
"Parent"), is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance and management entity that as of January 31, 2003 had issued and outstanding approximately $150 million senior subordinated notes, $400 million face value senior notes, a term loan with an outstanding balance of $115 million, and a revolving credit agreement with an outstanding balance of zero. The senior subordinated notes, senior notes, the revolving credit agreement, and term loan are fully and unconditionally guaranteed by the Parent.

	Each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary engaged in homebuilding activity in Poland, our title subsidiaries, and joint ventures (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the senior notes, senior subordinated notes, the term loan and the revolving credit agreement of the Subsidiary Issuer.

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

	The following consolidating condensed financial information present the results of operations, financial position, and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries of the Parent, (iv) the Non-guarantor Subsidiaries of the Parent, and (v) the eliminations to arrive at the information for the Parent on a consolidated basis.


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
JANUARY 31, 2003
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.......................$     14  $  100,961 $1,512,194 $     21,418 $          $1,634,587
Financial Services.................                            111       62,390                62,501
Income Taxes Receivables (Payables) (31,152)      6,687     30,332         (476)                5,391
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 638,426     604,415   (817,792)     (21,077) (403,972)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$607,288  $  712,063 $  724,845 $     62,255 $(403,972) $1,702,479
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$         $   24,110 $  340,181 $         63 $          $  364,354
Financial Services.................                                      53,399                53,399
Notes Payable......................             677,386         52                            677,438
Stockholders' Equity............... 607,288      10,567    384,612        8,793  (403,972)    607,288
                                   -------- ----------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$607,288  $  712,063 $  724,845 $     62,255 $(403,972) $1,702,479
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
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2003
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     472  $ 613,679  $     2,994  $      (5) $ 617,140
  Financial Services ..............                        1,610        8,885                10,495
  Intercompany Charges.............            43,538      3,376                 (46,914)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 71,136                                       (71,136)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................. 71,136     44,010    618,665       11,879   (118,055)   627,635
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................            44,010    547,661        3,239    (44,232)   550,678
  Financial Services...............                          542        5,780       (501)     5,821
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            44,010    548,203        9,019    (44,733)   556,499
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 71,136                70,462        2,860    (73,322)    71,136

State and Federal Income Taxes..... 26,375       (205)    26,195        1,150    (27,140)    26,375
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$44,761  $     205  $  44,267  $     1,710  $ (46,182) $  44,761
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2002
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     145  $ 444,446  $     5,533  $  (5,049) $ 445,075
  Financial Services ..............                        1,362        7,625                 8,987
  Intercompany Charges.............            30,259      2,483                 (32,742)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 29,797                                       (29,797)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................. 29,797     30,404    448,291       13,158    (67,588)   454,062
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................            30,404    423,744          575    (35,817)   418,906
  Financial Services...............                          558        5,246       (445)     5,359
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            30,404    424,302        5,821    (36,262)   424,265
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 29,797                23,989        7,337    (31,326)    29,797

State and Federal Income Taxes..... 11,636         27      9,349        2,795    (12,171)    11,636
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$18,161  $     (27) $  14,640  $     4,542  $ (19,155) $  18,161
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2003
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 44,761  $     205 $   44,267 $     1,710  $ (46,182) $  44,761
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...   1,216      7,665   (185,915)     49,071     46,182    (81,781)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  45,977      7,870   (141,648)     50,781               (37,020)

Net Cash Provided by (Used In)
  Investing Activities...............     (48)        85    (88,732)         (2)              (88,697)

Net Cash Provided By(Used In)
  Financing Activities...............                124    (11,755)    (36,886)              (48,517)

Intercompany Investing and Financing
  Activities - Net................... (45,933)  (172,285)   231,457     (13,239)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................      (4)  (164,206)   (10,678)        654              (174,234)
Cash and Cash Equivalents Balance,
  Beginning of Period................      10    218,844     43,689       7,447               269,990
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$      6  $  54,638  $  33,011 $     8,101  $          $  95,756
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2002
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 18,161  $     (27) $  14,640 $     4,542  $ (19,155) $  18,161
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  92,738      9,132   (100,389)     26,582     19,155     47,218
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 110,899      9,105    (85,749)     31,124                65,379

Net Cash Provided by (Used In)
  Investing Activities............... (43,340)    (1,033)   (79,180)        (74)             (123,627)

Net Cash Provided By(Used In)
  Financing Activities...............  (1,089)   200,698    (85,643)    (29,978)               83,988

Intercompany Investing and Financing
Activities - Net..................... (66,470)  (188,816)   258,293      (3,007)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................             19,954      7,721      (1,935)               25,740
Cash and Cash Equivalents Balance,
  Beginning of Period................      10     (5,840)    15,616       6,363                16,149
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     10  $  14,114  $  23,337 $     4,428  $          $  41,889
                                     ========  ========= ========== ============ ========== ==========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

	Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

	Business Combinations - When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". Under SFAS No. 141 (for acquisitions subsequent to June 30, 2001) and APB 16 (for acquisitions prior to June 30, 2001) we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and identified intangible assets less liabilities is recorded as goodwill, indefinite or definite life intangibles. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

	Income Recognition from Home and Land Sales - Income from home and land sales are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

	Income Recognition from Mortgage Loans - Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer and the sales price is collected.

	Inventories - For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted future cash flows generated from expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined in the Statement of Financial Accounting Standards
(SFAS) No. 144 "Accounting for the Impairment of or Disposal of Long-Lived Assets" as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then amortized equally based upon the number of homes to be constructed in the community.

	Insurance Deductible Reserves - Our deductible is $150,000 per occurrence for our worker's compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated future losses.

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

	Intangible Assets - The intangible assets recorded on our balance sheet consist of goodwill, tradenames, architectural designs and contractual agreements with both definite and indefinite lives resulting from company acquisitions. In accordance with the Financial Accounting Standards No. 142 ("SFAS No. 142") " Goodwill and Other Intangible Assets", we no longer amortize goodwill or indefinite life intangibles,
but instead assess them periodically for impairment.    We are amortizing
the definite life intangibles over their expected useful life.

	Post Development Completion Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in accounts payable and other liabilities in the consolidated balance sheets.


CAPITAL RESOURCES AND LIQUIDITY

	Our cash uses during the three months ended January 31, 2003 were for operating expenses, increases in housing inventories, construction, income taxes, interest, and the acquisition of two Houston, Texas homebuilders. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	At January 31, 2003 we had approximately $80.0 million of excess cash. Management anticipates using the excess cash to grow existing operations and fund future acquisitions.

	On December 31, 2000, our stock repurchase program to purchase up to 4.0 million shares of Class A Common Stock expired. As of December 31, 2000, 3,391,047 shares had been purchased under this program. On July 3, 2001, our Board of Directors authorized a revision to our stock repurchase program to purchase up to 2.0 million shares of Class A Common Stock. As of January 31, 2003, 606,319 shares of Class A Common Stock have been purchased under this program, of which zero were repurchased during the three months ended January 31, 2003.

	Our homebuilding bank borrowings are made pursuant to an amended and restated revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of up to $590 million through July 2005. Interest is payable monthly and at various rates of either the prime rate plus 0.40% or LIBOR plus 1.85%. We believe that we will be able either to extend the Agreement beyond July 2005 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. Each of our significant subsidiaries is a guarantor under the revolving credit agreement. As of January 31, 2003, there were no borrowings under the Agreement.

	At January 31, 2003 we had $400 million of outstanding senior debt ($396.5 million, net of discount), comprised of $150 million 10 1/2% Senior Notes due 2007, $150 million 9 1/8% Senior Notes due 2009, and $100 million 8% Senior Notes due 2012. At January 31, 2003, we had outstanding senior subordinated debt comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012. Each of our significant subsidiaries is a guarantor under the Senior Notes and Senior Subordinated Notes.

	On January 22, 2002 we entered into a $165 million five-year Term Loan with a group of banks. The Term Loan matures in January 2007, and bears interest at either the prime rate plus 1.25% or LIBOR plus 2.5%. Each of our significant subsidiaries is a guarantor under the Term Loan. At January 31, 2003 borrowings under the Term Loan were $115 million.

	Our mortgage banking subsidiary's warehousing agreement was modified on March 7, 2003. Pursuant to the modification, we may borrow up to $142 million. The agreement bears an expiration date of July 2003 and interest is payable monthly at the Federal Funds Rate plus 1.375%. We believe that we will be able either to extend this agreement beyond July 2003 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of January 31, 2003, the aggregate principal amount of all such borrowings was $49.0 million.

	Total inventory increased $194.7 million during the three months ended January 31, 2003. Approximately $75.0 million of the increase in inventory was due to the acquisition of two homebuilding companies in Houston, Texas. In addition, inventory levels increased in most of our other housing markets. This was the result of seasonality factors and planned future organic growth in our existing markets. Substantially all homes under construction or completed and included in inventory at January 31, 2003 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, term loan, and senior and subordinated indebtedness.

	We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of a small option fee and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced.



	The following table summarizes housing lots included in our residential real estate. The January 31, 2003 numbers exclude lots owned and options in locations in which we have ceased development.

                               Active     Proposed
                     Active    Selling   Developable  Grand Total
                  Communities   Lots      Lots          Lots
                  -----------  -------  -----------   -----------
January 31, 2003:

Northeast Region..         23    5,484      15,246       20,730
North Carolina....         68    4,893       2,333        7,226
Metro D.C.........         31    3,508       7,776       11,284
California........         39    5,621       5,031       10,652
Texas.............         72    5,139       2,901        8,040
                  -----------  -------  ----------  -----------
                          233   24,645      33,287       57,932
                  ===========  =======  ==========  ===========
   Owned..........              11,971       3,661       15,632
   Optioned.......              12,674      29,626       42,300
                               -------  ----------  -----------
     Total........              24,645      33,287       57,932
                               =======  ==========  ===========

                               Active    Proposed
                     Active    Selling  Developable  Grand Total
                  Communities   Lots      Lots         Lots
                  -----------  -------  -----------  -----------
October 31, 2002:

Northeast Region..         28    5,699      15,700       21,399
North Carolina....         64    5,186       2,283        7,469
Metro D.C.........         27    3,182       7,394       10,576
California........         42    5,974       4,457       10,431
Texas.............         35    2,566       1,518        4,084
Other.............         --       29          --           29
                  -----------  -------  ----------  -----------
                          196   22,636      31,352       53,988
                  ===========  =======  ==========  ===========
   Owned..........              11,088       2,274       13,362
   Optioned.......              11,548      29,078       40,626
                               -------  ----------  -----------
     Total........              22,636      31,352       53,988
                               =======  ==========  ===========



	The following table summarizes our started or completed unsold homes and models:

                            January 31,               October 31,
                                2003                     2002
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    84       49      133      73       46     119
North Carolina......   180       18      198     191       32     223
Metro D.C...........    38       19       57      34       31      65
California..........   171       73      244     193       65     258
Texas...............   570       69      639     261       31     292
Other...............    --       --       --       2       --       2
                     ------   ------   -----   ------   ------   -----
  Total              1,043      228    1,271     754      205     959
                     ======   ======   =====   ======   ======   =====

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $50.0 million and $91.3 million at January 31, 2003 and October 31, 2002, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale are being held as an investment. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.



RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2003
COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2002

	Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, southern New York state and eastern Pennsylvania), North Carolina, Metro D.C. (northern Virginia and Maryland), California, and Texas. In addition, we provide financial services to our homebuilding customers.


Total Revenues:

	Compared to the same prior period, revenues increased as follows:

                                         Three Months Ended
                               ------------------------------------------
                               January    January     Dollar   Percentage
                               31, 2003   31, 2002    Change     Change
                               --------   --------   --------  ----------
                                   (Dollars in Thousands)
Homebuilding:
  Sale of homes............... $607,501   $443,098    $164,403     37.1%
  Land sales and other
   revenues...................    9,639      1,977       7,662    387.6%
Financial services............   10,495      8,987       1,508     16.8%
                               --------   --------   --------  ---------
     Total Revenues........... $627,635   $454,062    $173,573     38.2%
                               ========   ========   ========  =========


Homebuilding:

	Revenues from the sale of homes increased $164.4 million or 37.1% during the three months ended January 31, 2003, compared to the same period last year. Revenues from sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.


	Information on homes delivered by market area is set forth below:

                        Three Months Ended
                           January 31,
                        -------------------
                          2003       2002
                        ---------  --------
                       (Dollars in Thousands)

Northeast Region:
  Housing Revenues.....  $136,763  $132,769
  Homes Delivered......       431       421

North Carolina:
  Housing Revenues.....  $ 54,469  $ 56,681
  Homes Delivered......       299       298

Metro D.C.:
  Housing Revenues.....  $103,651  $ 70,392
  Homes Delivered......       324       263

California:(2)
  Housing Revenues.....  $238,695  $114,642
  Homes Delivered......       863       440

Texas: (1)
  Housing Revenues.....  $ 72,662  $ 54,526
  Homes Delivered......       359       237

Other:
  Housing Revenues.....  $  1,261  $ 14,088
  Homes Delivered......         9        91

Totals:
  Housing Revenues.....  $607,501  $443,098
  Homes Delivered......     2,285     1,750

(1) January 31, 2003 includes Parkside Homes and Brighton Homes deliveries beginning on November 1, 2002 and January 1,
    2003, respectively.
(2) January 31, 2002 includes Forecast deliveries beginning on
    January 10, 2002.

	The increase in housing revenues was primarily due to the acquisition of Parkside Homes and Brighton Homes in Houston, and a full quarter of deliveries from Forecast. In addition, these increases were the result of organic growth in Metro D. C. and California (excluding Forecast) and increased average sales prices in most of our markets.


	Important indicators of the future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog (using base sales prices) by market area are set forth below:

                        Sales Contracts for the
                          Three Months Ended        Contract Backlog
                             January 31,            as of January 31,
                        -----------------------    --------------------
                           2003          2002         2003       2002
                        ---------     ---------    ---------  ---------
                                      (Dollars in Thousands)
Northeast Region:
  Dollars.............  $115,447      $109,689    $ 410,793   $317,189
  Homes...............       368           393        1,334      1,132

North Carolina:
  Dollars.............  $ 54,679      $ 53,794    $  88,496   $100,708
  Homes...............       300           286          467        522

Metro D.C.:
  Dollars.............  $ 94,358      $ 78,993    $ 234,082   $217,487
  Homes...............       286           263          717        779

California: (2)
  Dollars.............  $233,616      $ 84,122    $ 270,835   $144,061
  Homes...............       832           301          924        568

Texas: (1)(3)
  Dollars.............  $ 68,927      $ 43,827    $  89,888   $ 56,471
  Homes...............       353           193          433        219

Other:
  Dollars.............  $    313      $ 11,365    $      --   $ 17,120
  Homes...............         2            74           --        108

Totals:
  Dollars.............  $567,340      $381,790    $1,094,094  $853,036
  Homes...............     2,141         1,510         3,875     3,328

(1) January 31, 2003 includes Parkside Homes and Brighton Homes sales contracts signed from November 1, 2002 and January 1, 2003, respectively.
(2) January 31, 2002 includes Forecast sales contracts signed from January 10, 2002 and Forecast's entire contract backlog.
(3) Contract backlog includes 162 homes with a value of $31.1 million from the acquisition of Parkside Homes and Brighton Homes during the quarter ended January 31, 2003.

During February 2003 we signed an additional 1,061 contracts compared to 931 in the same month last year. The February 2003 contracts along with our contract backlog at January 31, 2003 and deliveries for the three months ended January 31, 2003 amount to approximately 64% of our planned deliveries for fiscal 2003.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended
                                  January 31,
                              -------------------
                                2003       2002
                              --------   --------
                             (Dollars in Thousands)

Sale of Homes................ $607,501   $443,098
Cost of Sales................  457,526    351,201
                              --------   --------
Housing Gross Margin......... $149,975   $ 91,897
                              ========   ========

Gross Margin Percentage......    24.7%      20.7%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended
                                   January 31,
                              -------------------
                                2003       2002
                              --------   --------
Sale of Homes................  100.0%     100.0%
                              --------   --------
Cost of Sales:
      Housing, land &
        development costs....   67.8%      71.2%
      Commissions............    2.1%       2.2%
      Financing concessions..    0.9%       1.1%
      Overheads..............    4.5%       4.8%
                              --------   --------
Total Cost of Sales..........   75.3%      79.3%
                              --------   --------
Gross Margin.................   24.7%      20.7%
                              ========   ========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. We achieved higher gross margins during the three months ended January 31, 2003 compared to the same period last year. The consolidated gross margin increased 4.0% for the three months ended January 31, 2003. Ignoring the effect of the two Houston acquisitions, we achieved higher gross margins on a market-by-market basis during the three months ended January 31, 2003 compared to the same period last year. These increased margins are the result of higher sales prices and increased national contract rebates, which slightly lowered our housing costs.

	Selling, general, and administrative expenses as a percentage of total homebuilding revenues, increased to 8.8% for the three months ended January 31, 2003 from 8.5% for the prior year's three months. Such expenses increased $16.7 million during the three months ended January 31, 2003 compared to the same period last year. The percentage increase was partially due to a full quarter of selling, general and administrative costs from Forecast and partially due to our Coastal California and Northeast Region operations gearing up to open a number of communities later this year. The dollar increase in selling, general and administrative was due to a full quarter of expenses from Forecast and the addition of Parkside Homes and Brighton Homes.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended
                                      January 31,
                                   ------------------
                                     2003      2002
                                   --------  --------

Land and Lot Sales................ $8,452    $   421
Cost of Sales.....................  5,652        282
                                   --------  --------
Land and Lot Sales Gross Margin...  2,800        139
Interest Expense..................    344         65
                                   --------  --------
Land and Lot Sales Profit
  Before Tax...................... $2,456    $    74
                                   ========  ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services:

	Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three months ended January 31, 2003 financial services provided a $4.7 million profit before taxes compared to a profit of $3.6 million in 2002. This increase is primarily due to reduced costs, increased mortgage loan amounts, and the addition of a mortgage joint venture from the acquisition of Forecast for a full quarter.


Corporate General and Administrative:

	Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses decreased to 2.3% for the three months ended January 31, 2003 from 2.4% for the corresponding prior year three months. Corporate general and administrative expenses increased $3.7 million during the three months ended January 31, 2003 compared to the same period last year. The
percentage decline is primarily attributed to the   increase in housing
operations. Increases in corporate general and administrative dollar expenses are primarily attributed to higher employee incentives due to a higher return on equity.


Interest:

	Interest expense includes housing, and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended
                               January 31,
                            ------------------
                              2003      2002
                            --------  --------

Sale of Homes.............. $13,335   $13,637
Land and Lot Sales.........     344        65
                            --------  --------
Total...................... $13,679   $13,702
                            ========  ========

	Housing interest as a percentage of sale of homes revenues decreased to 2.2% for the three months ended January 31, 2003 compared to 3.1% for the three months ended January 31, 2002. This percentage decline is primarily attributed to the increase in home revenues and a decrease in debt leverage of our company.


Other Operations:

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, amortization of the Forecast consultant's agreement and the right of first refusal agreement, amortization of a definite life intangible for our Houston acquisitions, minority interest relating to joint ventures, and corporate owned life insurance loan interest.


Recent Accounting Pronouncements:

	In April 2002, the Financial Accounting Standards Board issued
(SFAS) No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. We adopted SFAS No. 145 on November 1, 2002 and certain amounts in our prior year financial statements will be reclassified to conform to the new presentation.

	In June 2002, the Financial Accounting Standards Board issued
(SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS 146 will have a material effect on the financial position or results of operations of our Company. However, SFAS No. 146 could impact the amount or timing of liabilities to be recognized in the event that we engage in exit or disposal activities in the future.

	In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on our financial position or results of operations. Our disclosure of guarantees is included in Note 12 to the financial statements.

	In December 2002, the Financial Accounting Standards Board issued
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends (SFAS) No. 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the affect of the method used on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation. We will adopt the disclosure provisions of SFAS No. 148 in our second fiscal quarter ending April 30, 2003.

	In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). A Variable Interest Entity ("VIE") is a entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of a VIE must consolidate the VIE. FIN 46 is effective immediately for VIE's created after January 31, 2003.
For VIE's created before January 31, 2003, FIN 46 must be applied at the beginning of the first interim or annual reporting period beginning after June 15, 2003 (our quarter ending October 31, 2003). FIN 46 may apply to certain option contracts to acquire land. We are in the process of evaluating the applicability of FIN 46 to such option contracts and cannot currently estimate the potential impact of FIN 46 to our consolidated balance sheet.


Total Taxes:

	Total taxes as a percentage of income before taxes amounted to approximately 37.1% and 39.1% for the three months ended January 31, 2003 and 2002, respectively. The decreased effective rate is due primarily to a reduction in 2003 in state income taxes. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.
If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


Inflation:

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


Mergers and Acquisitions:

	On January 10, 2002 we acquired The Forecast Group, L.P. for a total purchase price of $196.5 million, of which $151.6 million was paid in cash and 2,208,738 shares of our Class A Common Stock were issued. At the date of acquisition we also paid off approximately $88.0 million of Forecast's third party debt. On November 1, 2002 and December 31, 2002 we acquired two Houston homebuilding companies for an approximate aggregate purchase price of $100.0 million.


Safe Harbor Statement

All statements in this Form 10-Q that are not historical facts should be considered as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to:
	.  Changes in general and local economic and business conditions
	.  Weather conditions
	.  Changes in market conditions
	. Changes in home prices and sales activity in the markets where the
	     Company builds homes
	. Government regulation, including regulations concerning development of land, the homebuilding process, and the environment
	. Fluctuations in interest rates and the availability of mortgage financing
	.  Increases in raw materials and labor costs
	.  The availability and cost of suitable land and improved lots
	.  Levels of competition
	.  Availability of financing to the Company
	.  Terrorist acts and other acts of war

	These risks, uncertainties, and other factors are described in detail in Item 1 and 2 Business and Properties in our Form 10-K for the year ended October 31, 2002.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

	The primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from FNMA, FHLMC, GNMA securities and private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of January 31, 2003, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").



                         As of January 31, 2003 for the
                         Three Months Ended January 31,
                   --------------------------------------
                                                                                   FMV @
                     2004    2005    2006    2007    2008   Thereafter   Total    1/31/03
                   -------  ------  ------  ------  ------  ----------  --------  -------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate...... $ 8,114  $  81   $  88  $150,096 $   104   $ 400,298  $558,781  $581,028
  Average interest
    rate..........   4.96%   8.38%   8.38%   10.50%    8.38%      8.75%     9.16%        --
  Variable rate...      --      --     --      --   $115,000       --    $115,000  $115,000
  Average interest
    rate..........      --      --     --      --     (2)         --         --        --

 (1) Does not include bonds collateralized by mortgages receivable.
 (2) LIBOR plus 2.5%


Item 4.  CONTROLS AND PROCEDURES

	Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, we had sufficient controls and procedures for recording, processing, summarizing and reporting information that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the SEC's rules and forms.

	Since the Evaulation Date, there have not been any significant changes to our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.  Other Information
Item 6.     Exhibits and Reports on Form 8-K.
    (a)
            Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

            Exhibit 3(b) Certificate of Amendment of
            Incorporation of the Registrant. (2)

            Exhibit 3(c) Bylaws of the Registrant. (2)

            Exhibit 10(a) Amended and Restated Credit
            Agreement dated February 20, 2003.

 Exhibit 10(b) Restated $142 million K. Hovnanian
            Mortgage, Inc. Revolving Credit Agreement dated March 7, 2003.

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

Item 6(b). No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  March 17, 2003               /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  March 17, 2003               /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller



Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mr. Ara K. Hovnanian, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Hovnanian Enterprises, Inc.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By,

/S/ARA K. HOVNANIAN
Ara K. Hovnanian
Chief Executive Officer
Date: March 12, 2003





Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mr. J. Larry Sorsby, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Hovnanian Enterprises, Inc.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By,

/S/J. LARRY SORSBY
J. Larry Sorsby
Chief Financial Officer
Date: March 12, 2003