Form 10-Q
period 2003-04-30
HOVNANIAN ENTERPRISES INC
filed 2003-06-12
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q


(Mark One)
[ X ]  Quarterly report under Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 2003 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 22,509,277 Class A Common Shares and 7,434,844 Class B Common Shares were outstanding as of May 30, 2003.

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Consolidated Balance Sheets at April 30,
                2003 (unaudited) and October 31, 2002              5

              Consolidated Statements of Income for the three
                and six months ended April 30, 2003 and 2002
                (unaudited)                                        6

              Consolidated Statements of Stockholders' Equity
                for the six months ended April 30, 2003
                (unaudited)                                        7

              Consolidated Statements of Cash Flows for
                the six months ended April 30, 2003
                and 2002 (unaudited)                               8

              Notes to Consolidated Financial
                Statements (unaudited)                             9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                     20

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                  35

     Item 4.  Controls and Procedures                              36

PART II.  Other Information
     Item 4.  Submission of Matters to a Vote of Security
                Holders                                            36

     Item 6.     Exhibits and Reports on Form 8-K.                 37
         (a)
                 Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

                 Exhibit 3(b) Certificate of Amendment of
                 Incorporation of the Registrant. (2)

                 Exhibit 3(c) Bylaws of the Registrant. (2)

                 Exhibit 10(a) Amended and Restated Credit
                 Agreement dated February 20, 2003. (3)

      Exhibit 10(b) Restated $142 million K. Hovnanian
                 Mortgage, Inc. Revolving Credit Agreement dated March 7, 2003. (3)

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

(3)    Incorporated by reference to Exhibits to
                 Quarterly Report on Form 10-Q for the quarter
                 Ended January 31, 2003 of the Registrant.

(b) No reports on Form 8-K have been filed during The quarter for which this report is filed.


Signatures                                                         38

Certifications                                                     39

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                    April 30,     October 31,
          ASSETS                                       2003           2002
                                                   -----------    -----------
                                                   (unaudited)
Homebuilding:
  Cash and cash equivalents....................... $   18,565     $  262,675
                                                   -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development.................................  1,013,294        803,829
    Land and land options held for future
      development or sale.........................    240,268        171,081
    Consolidated Inventory Not Owned:
      Specific performance options................     59,523         67,183
      Variable interest entities..................     40,923
      Other options...............................     61,110         39,489
                                                   -----------    -----------
      Total Inventories...........................  1,415,118      1,081,582
                                                   -----------    -----------

  Receivables, deposits, and notes ...............     37,577         26,276
                                                   -----------    -----------

  Property, plant, and equipment - net............     26,191         19,242
                                                   -----------    -----------

  Senior residential rental properties - net......      9,311          9,504
                                                   -----------    -----------

  Prepaid expenses and other assets...............     83,340         86,582
                                                   -----------    -----------

  Goodwill and indefinite life intangibles........     82,275         82,275
                                                   -----------    -----------

  Definite life intangibles.......................     63,503
                                                   -----------    -----------
      Total Homebuilding..........................  1,735,880      1,568,136
                                                   -----------    -----------

Financial Services:
  Cash and cash equivalents.......................      4,961          7,315
  Mortgage loans held for sale....................     82,916         91,451
  Other assets....................................      3,708         11,226
                                                   -----------    -----------
      Total Financial Services....................     91,585        109,992
                                                   -----------    -----------

Income Taxes Receivable - Including deferred tax
  benefits........................................     34,800
                                                   -----------    -----------
Total Assets...................................... $1,862,265     $1,678,128
                                                   ===========    ===========

See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Data)
                                                       April 30,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2003         2002
                                                     -----------  -----------
                                                     (unaudited)
Homebuilding:
  Nonrecourse land mortgages........................ $   29,506   $   11,593
  Accounts payable and other liabilities............    189,391      198,290
  Customers' deposits...............................     52,868       40,422
  Nonrecourse mortgages secured by operating
    properties......................................      3,210        3,274
  Liabilities from inventory not owned..............    108,471       97,983
                                                     -----------  -----------
      Total Homebuilding............................    383,446      351,562
                                                     -----------  ----------
Financial Services:
  Accounts payable and other liabilities............      4,835        4,857
  Mortgage warehouse line of credit.................     78,823       85,498
                                                     -----------  -----------
      Total Financial Services......................     83,658       90,355
                                                     -----------  -----------
Notes Payable:
  Revolving and term credit agreements..............    144,800      115,000
  Senior notes......................................    396,647      396,390
  Senior subordinated notes.........................    150,000      150,000
  Accrued interest..................................     10,127        9,555
                                                     -----------  -----------
      Total Notes Payable...........................    701,574      670,945
                                                     -----------  -----------
Income Taxes Payable - Net of deferred tax benefits.                     777
                                                     -----------  -----------
      Total Liabilities.............................  1,168,678    1,113,639
                                                     -----------  -----------

Minority interest...................................     37,799        1,940
                                                     -----------  -----------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued.............................
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 27,797,055 shares at
    April 30, 2003 and 27,453,994 shares at October 31,
    2002 (including 5,342,599 shares at April 30, 2003
    and 4,343,240 shares at October 31, 2002 held
    in Treasury)....................................        278          275
  Common Stock,Class B,$.01 par value (convertible to
    Class A at time of sale) authorized 13,000,000
    shares; issued 7,781,018 shares at April 30, 2003
    and 7,788,061 shares at October 31, 2002 (including
    345,874 shares at April 30, 2003 and October 31,
    2002 held in Treasury)..............                     78           78
  Paid in Capital...................................    156,124      152,977
  Retained Earnings.................................    545,131      447,802
  Deferred Compensation.............................                     (21)
  Treasury Stock - at cost..........................    (45,823)     (38,562)
                                                     -----------  -----------
      Total Stockholders' Equity....................    655,788      562,549
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity.......... $1,862,265   $1,678,128
                                                     ===========  ===========

See notes to consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                         Three Months Ended      Six Months Ended
                                              April 30,             April 30,
                                         -------------------  -----------------------
                                            2003      2002        2003       2002
                                         --------- ---------  -----------  ----------
Revenues:
  Homebuilding:
    Sale of homes......................  $666,553  $532,386   $1,274,054   $ 975,484
    Land sales and other revenues......     2,365    19,936       12,004      21,913
                                         --------- ---------  -----------  ----------
      Total Homebuilding...............   668,918   552,322    1,286,058     997,397
  Financial Services...................    10,899     8,676       21,394      17,663
                                         --------- ---------  -----------  ----------
      Total Revenues...................   679,817   560,998    1,307,452   1,015,060
                                         --------- ---------  -----------  ----------
Expenses:
  Homebuilding:
    Cost of sales......................   497,219   436,526      960,397     788,009
    Selling, general and administrative    59,598    47,646      113,899      85,295
    Inventory impairment loss..........     1,326     1,424        1,484       2,329
                                         --------- ---------  -----------  ----------
      Total Homebuilding...............   558,143   485,596    1,075,780     875,633

  Financial Services...................     6,173     5,103       11,994      10,462

  Corporate General and Administration.    13,464    10,629       28,048      21,505

  Interest.............................    13,425    12,802       27,104      26,504

  Other Operations.....................     4,184     5,295        8,962       9,586
                                         --------- ---------  -----------  ----------
      Total Expenses...................   595,389   519,425    1,151,888     943,690
                                         --------- ---------  -----------  ----------
Income Before Income Taxes.............    84,428    41,573      155,564      71,370
                                         --------- ---------  -----------  ----------
State and Federal Income Taxes:
  State................................     3,335     1,534        6,435       3,407
  Federal..............................    28,525    14,129       51,800      23,892
                                         --------- ---------  -----------  ----------
    Total Taxes........................    31,860    15,663       58,235      27,299
                                         --------- ---------  -----------  ---------
Net Income.............................  $ 52,568  $ 25,910   $   97,329   $  44,071
                                         ========= =========  ===========  ==========
Per Share Data:
Basic:
  Income per common share..............  $   1.69  $   0.84   $     3.11   $    1.48
  Weighted average number of common
    shares outstanding.................    31,143    30,736       31,256      29,836
Assuming dilution:
  Income per common share..............  $   1.60  $   0.80   $     2.95   $    1.40
  Weighted average number of common
     shares outstanding................    32,761    32,570       32,944      31,511

See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Deferred  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Comp      Stock     Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------  ---------
Balance, October 31, 2002   23,110,802    $275    7,442,187     $78 $152,977  $447,802  $    (21) $(38,562) $ 562,549

Shares returned in
  connection with prior
  year acquisition .......    (749,359)

Sale of common stock under
  employee stock option
  plan....................     249,361       2                         3,067                                    3,069

Stock bonus plan..........      86,609       1                            80                                       81
Conversion of Class B to
  Class A Common Stock....       7,043               (7,043)

Deferred compensation.....                                                                    21                   21

Treasury stock purchase...    (250,000)                                                             (7,261)    (7,261)

Net Income................                                                      97,329                         97,329
                           -----------  ------  -----------  ------  -------  --------  --------  --------  ---------
Balance, April 30, 2003
(unaudited)...............  22,454,456    $278    7,435,144     $78 $156,124  $545,131  $     --  $(45,823) $ 655,788
                           ===========  ======  ===========  ======  =======  ========  ========  ========  =========

See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - unaudited)
                                                         Six Months Ended
                                                              April 30,
                                                       ---------------------
                                                          2003       2002
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  97,329  $  44,071
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation....................................     3,225      3,342
      Amortization of indefinite life intangibles.....     2,296
      (Gain) on sale and retirement of property
        and assets....................................       (28)        (7)
      Deferred income taxes...........................    (2,727)      (745)
      Impairment losses...............................     1,484      2,329
      Decrease (increase) in assets:
        Mortgage notes receivable.....................     9,516     47,023
        Receivables, prepaids and other assets........    (3,190)    14,188
        Inventories...................................  (214,148)   (69,318)
     (Decrease) increase in liabilities:
        State and Federal income taxes................   (30,020)    (3,761)
        Tax effect from exercise of stock options.....    (2,830)      (152)
        Customers' deposits...........................    12,551      1,684
        Interest and other accrued liabilities........    (8,485)    (7,265)
        Post development completion costs.............     2,676       (811)
        Accounts payable..............................   (19,547)     4,455
                                                       ---------- ----------
          Net cash (used in) provided by operating
            activities................................  (151,898)    35,033
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......       180        335
  Purchase of property, equipment and other fixed
    assets and acquisitions of homebuilding
    companies.........................................  (138,836)  (142,186)
  Distributions from (investment in and advances to)
    unconsolidated affiliates.........................     7,431     (1,095)
                                                       ---------- ----------
          Net cash (used in) investing activities.......(131,225)  (142,946)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   583,835  1,045,306
  Proceeds from senior debt...........................               99,152
  Proceeds from senior subordinated debt..............              150,000
  Principal payments on mortgages and notes...........  (543,062)(1,066,455)
  Principal payments on subordinated debt.............              (99,747)
  Purchase of treasury stock..........................    (7,261)    (1,089)
  Proceeds from sale of stock and employee stock plan.     3,147      2,256
                                                       ---------- ----------
          Net cash provided by financing activities....   36,659    129,423
                                                       ---------- ----------
Net (Decrease) Increase In Cash and Cash Equivalents..  (246,464)    21,510
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................   269,990     16,149
                                                       ---------- ----------
Cash and Cash Equivalents Balance, End Of Period...... $  23,526  $  37,659
                                                       ========== ==========
Supplemental Disclosures of Cash Flow
  Cash paid during the year for:
    Interest.........................................  $  26,436  $  27,148
                                                       ========== ==========
    Income taxes.....................................  $  90,981  $  31,805
                                                       ========== ==========
Supplemental disclosures of noncash operating
  activities:
  Consolidated Inventory Not Owned:
    Specific performance options.....................  $  51,155  $  58,494
    Variable interest entities.......................     35,811
    Other options....................................     57,316     39,489
                                                       ---------- ----------
  Total Inventory Not Owned..........................  $ 144,282  $  97,983
                                                       ========== ==========
See notes to consolidated financial statements (unaudited).


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

2.  Stock Option Plan - We adopted Accounting Principles Board
Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related Interpretations in Accounting for our employee stock options.
Under APB No. 25, no compensation expense is recognized because the exercise price of our Company's employee stock options equals the market price of the underlying stock on the date of the grant.

	Pro forma information regarding net income and earnings per share is to be calculated as if we had accounted for our stock options under the fair value method of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation". The fair value for those options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002 respectively: risk-free interest rate of 4.3% and 4.3%, respectively; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.43 and 0.43, respectively; and a weighted-average expected life of the option of 5.1 and 5.5 years, respectively.

	The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of our traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.



	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (dollars in thousands except for earnings per share information):

                                            Six Months Ended
                                         ----------------------
                                           April       April
                                         30, 2003     30, 2002
                                         ----------  ----------
Net income to common shareholders;
  as reported............................    97,329      44,071

Deduct:  total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of minority interest...............       976         280

Pro forma net income.....................$   96,353  $   43,791
                                         ==========  ==========
Pro forma basic earnings per share.......$     3.08  $     1.47
                                         ==========  ==========
Basic earnings per share as reported.....$     3.11  $     1.48
                                         ==========  ==========
Pro forma diluted earnings per share.....$     2.92  $     1.39
                                         ==========  ==========
Diluted earnings per share as reported...$     2.95  $     1.40
                                         ==========  ==========


	3.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended    Six Months Ended
                                   April 30,             April 30,
                              -------------------  -------------------
                                2003       2002       2003      2002
                              --------   --------  --------   --------
                                       (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period......... $23,600    $22,899   $22,159   $ 25,124
Plus Interest Incurred(1)(2)..  15,305     14,779    30,425     26,256
Less Interest Expensed(2).....  13,425     12,802    27,104     26,504
                              --------   --------  --------   --------
Interest Capitalized at
  End of Period (2).........   $25,480    $24,876  $ 25,480   $ 24,876
                              ========   ========  ========   ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Represents interest on borrowings for construction, land and development costs which are charged to interest expense when homes are delivered or when land is not under active development.

	4. Homebuilding accumulated depreciation at April 30, 2003 and October 31, 2002 amounted to $20.5 million and $18.5 million, respectively. Senior residential rental property accumulated depreciation at April 30, 2003 and October 31, 2002 amounted to $3.3 million and $3.1 million, respectively.

5.  In accordance with Financial Accounting Standards No. 144 ("SFAS
144") "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. We wrote off such costs in the amount of $1.3 million and $0.2 million primarily in the Northeast Region during the three months ended April 30, 2003 and January 31, 2003, respectively. During the three months ended April 30, 2002 we wrote off such costs in the amount of $1.4 million primarily in Poland and $0.9 million during the three months ended January 31, 2002, primarily due to the exit of our Mid-South operations. Residential inventory impairment losses and option write-offs are reported in the Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

6. We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. As of April 30, 2003 and October 31, 2002, we are obligated under various performance letters of credit amounting to $125.9 million and $100.0 million, respectively.

	7. We have an unsecured Revolving Credit Agreement ("Agreement") with a group of banks which was amended February 20, 2003. Pursuant to the amendment, our credit line increased to $513.0 million and we have the ability to seek additional lenders to increase the total facility amount to $590.0 million. The Agreement bears an expiration date of July 2005 and interest is payable monthly and at various rates of either the prime rate plus 0.275% or LIBOR plus 1.75%. In addition, we pay a fee equal to 0.350% per annum on the weighted average unused portion of the line. As of April 30, 2003 and October 31, 2002, borrowings were $29.8 million and zero, respectively.

Our mortgage warehouse line of credit was modified on March 7, 2003. Pursuant to the agreement, our credit line matures in July 2003 and we have the option to borrow up to $142.0 million. Interest is payable monthly at the Federal Funds Rate plus 1.375%. As of April 30, 2003 and October 31, 2002 borrowings were $78.8 million and $85.5 million, respectively. As is customary with mortgage warehouse lines, the maturity of the facility is set at 364 days and is renewable annually at the discretion of the lenders. We have requested such extention through July 2004 and expect to receive a commitment for such an extension from our lenders prior to June 30, but there can be no assurance of such extension

8.  At April 30, 2003, our long term debt consisted of $150 million
10 1/2% Senior Notes due 2007, $150 million 9 1/8% Senior Notes due 2009, $100 million 8% Senior Notes due 2012, $150 million 8 7/8% Senior
Subordinated Notes due 2012, and a $165 million Term Loan due 2007 which bears interest at either the prime rate plus 1.25% or LIBOR plus 2.5%. As of April 30, 2003 borrowings under the Term Loan were $115 million.

	On May 9, 2003, we issued $150 million 7 3/4% Senior Subordinated Notes due 2013. The net proceeds of the issuance will be used to repay the current outstanding indebtedness under our Revolving Credit Facility and the remainder for general corporate purposes.

9.  Per Share Calculations - Statement of Financial Accounting
Standards (SFAS) No. 128 "Earnings Per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the basic weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

10. Recent Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board issued (SFAS) No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. We adopted SFAS No. 145 on November 1, 2002. We reclassified $0.9 million extraordinary loss from extinguishment of debt to other operations and ($0.3) million to State and Federal Income Taxes on our Consolidated Statements of Income to conform to the new presentation.

	In June 2002, the Financial Accounting Standards Board issued (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal
Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 January 1, 2003. The initial adoption of SFAS No. 146 did not have an effect on the financial position or results of operations of our Company. However, SFAS No. 146 could impact the amount or timing of liabilities to be recognized in the event that we engage in exit or disposal activities in the future.

	In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on our financial position or results of operations. Our disclosure of guarantees is included in Note 13 to the financial statements.

In December 2002, the Financial Accounting Standards Board issued
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends (SFAS) No. 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the affect of the method used on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 in our second fiscal quarter ending April 30, 2003. Our disclosure of accounting for stock-based compensation is included in Note 2 to the financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51 ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or
(c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created before January 31, 2003, FIN 46 must be applied at the beginning of the first interim or annual reporting period beginning after June 15, 2003.

Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet. The fair value of the VIE's inventory will be reported as "Consolidated Inventory Not Owned - Variable Interest Entities".

Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not it's total assets consolidated on the balance sheet. In certain cases we will have to place inventory on our balance sheet the VIE has optioned to other developers. In addition, if the VIE has creditors, it's debt will be placed on our balance sheet even though the creditors have no recourse against our Company. Based on these observations we believe consolidating VIE's based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land.

At  April 30, 2003 we consolidated three VIE's created from February
1, 2003 to April 30, 2003 as a result of our option to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these three VIE's totaling $6.7 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE's was $40.9 million of which $6.2 million was not optioned to our Company. Since we could not get the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits, which totaled $35.8 million, was reported on the balance sheet as Minority Interest. Creditors, if any, of these VIE's have no recourse against our Company.

We will continue to secure land and lots using options. Including the deposits with the three VIE's above, at April 30, 2003 we have total cash and letters of credit deposits amounting to approximately $175.7 million to purchase land and lots with a total purchase price of $2.2 billion. Not all our deposits are with VIE's. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met. We are in the process of evaluating all option purchase agreements in effect as of January 31, 2003. Options with VIE's where we are the primary beneficiary will be consolidated by our fiscal year end October 31, 2003.

11.  On November 1, 2002 and December 31, 2002 we acquired Parkside
Homes and Brighton Homes, two Houston homebuilding companies for an approximate aggregate purchase price of $100 million. On April 9, 2003 we acquired Summit Homes, a build-on-your-own-lot homebuilder based in Canton, Ohio. All three of these acquisitions were accounted for as a purchase, with the results of operations of these entities included in our consolidated financial statements as of the date of acquisition. The purchase price will be allocated based on estimated fair value at the date of acquisition. As a result, estimated definite life intangible assets of $63.5 million were recorded on the consolidated balance sheet. We expect to amortize the definite life intangibles over their estimated lives. We are in the process of completing appraisals of the intangible assets and do not expect to record any goodwill. Therefore, the purchase price allocation is preliminary and subject to change. (See Note 12).

	12. Intangible Assets - As reported on the balance sheet we have goodwill and indefinite life intangibles amounting to $82.3 million and definite life intangibles amounting to $63.5 million. Our intangible assets consist of goodwill, tradenames, architectural designs, and contractual agreements. In accordance with the Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets"; we no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We are amortizing the definite life intangibles over their expected useful life. The amortization expense of $1.8 million and $2.3 million is reported in other operations on our Consolidated Statement of Income for the three and six months ended April 30, 2003, respectively.

13. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance and management entity that as of April 30, 2003 had issued and outstanding approximately $150 million senior subordinated notes, $400 million face value senior notes, a term loan with an outstanding balance of $115 million, and a revolving credit agreement with an outstanding balance of $29.8 million. The senior subordinated notes, senior notes, the revolving credit agreement, and term loan are fully and unconditionally guaranteed by the Parent.

	In addition to the parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary engaged in homebuilding activity in Poland, our title subsidiaries, and joint ventures (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the senior notes, senior subordinated notes, the term loan and the revolving credit agreement of the Subsidiary Issuer.

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

	The following consolidating condensed financial information present the results of operations, financial position, and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Non-guarantor Subsidiaries, and (v) the eliminations to arrive at the information for the Parent on a consolidated basis.


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
APRIL 30, 2003
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.......................$     30  $   13,564 $1,705,146 $     17,140 $          $1,735,880
Financial Services.................                            110       91,475                91,585
Income Taxes Receivables(Payables).   5,898       9,926     19,301         (325)               34,800
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 649,860     720,707   (913,460)     (12,304)  (444,803)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$655,788  $  744,197 $  811,097 $     95,986 $ (444,803)$1,862,265
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$         $   32,194 $  351,188 $         64 $          $  383,446
Financial Services.................                                      83,658                83,658
Notes Payable......................             701,436        138                            701,574
Minority Interest..................                         35,811        1,988                37,799
Stockholders' Equity............... 655,788      10,567    423,960       10,276   (444,803)   655,788
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$655,788  $  744,197 $  811,097 $     95,986 $ (444,803)$1,862,265
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2002
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
Assets
Homebuilding.......................$  1,501  $  261,107 $1,269,514 $     36,014  $         $1,568,136
Financial Services.................                            111      109,881               109,992
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 584,103     432,130   (630,186)     (32,376)  (353,671)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$585,604  $  693,237 $  639,439 $    113,519 $ (353,671)$1,678,128
                                   ========  ========== ========== ============ ========== ==========

Liabilities
Homebuilding.......................$         $   35,736 $  312,231 $      3,595 $          $  351,562
Financial Services.................                                      90,355                90,355
Notes Payable......................             661,390      2,345        7,210               670,945
Income Taxes Payable (Receivables).  23,055      (3,147)   (18,184)        (947)                 777
Minority Interest..................                                       1,940                 1,940
Stockholders' Equity............... 562,549        (742)   343,047       11,366   (353,671)   562,549
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$585,604  $  693,237 $  639,439 $    113,519 $ (353,671)$1,678,128
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2003
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      166 $  668,756 $          1 $       (5)$  668,918
  Financial Services...............                         1,853        9,046                10,899
  Intercompany Charges.............             41,833      8,083                 (49,916)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 84,428                                        (84,428)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  84,428      41,999    678,692        9,047   (134,349)   679,817
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................             41,999    590,202         144     (43,129)   589,216
  Financial Services...............                           593       5,937        (357)     6,173
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................             41,999    590,795       6,081     (43,486)   595,389
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes......... 84,428                 87,897       2,966     (90,863)    84,428

State and Federal Income Taxes..... 31,860        (424)    33,236       1,299     (34,111)    31,860
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ........................$52,568  $      424 $   54,661 $     1,667  $  (56,752)$   52,568
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2002
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     125  $ 551,454   $    7,135  $  (6,392)  $ 552,322
  Financial Services...............                        1,324        7,352                 8,676
  Intercompany Charges.............            34,147      4,180                 (38,327)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 41,573                                       (41,573)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  41,573     34,272    556,958       14,487    (86,292)    560,998
                                   -------  ---------- ---------- ------------ -------- ----------
Expenses:
  Homebuilding.....................            34,272    520,297        1,084    (41,331)    514,322
  Financial Services...............                          527        4,925       (349)      5,103
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            34,272    520,824        6,009    (41,680)    519,425
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes......... 41,573                36,134        8,478    (44,612)     41,573

State and Federal Income Taxes..... 15,663       (181)    13,662        3,355    (16,836)     15,663
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ........................$25,910  $     181  $  22,472   $    5,123  $ (27,776)  $  25,910
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2003
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries  ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $      638 $1,285,420 $         10 $      (10)$1,286,058
  Financial Services...............                         3,463       17,931                21,394
  Intercompany Charges.............             85,371     11,459                 (96,830)
  Equity In Pretax Income of
    Consolidated Subsidiaries......155,564                                       (155,564)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ 155,564      86,009  1,300,342       17,941   (252,404) 1,307,452
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................             86,009  1,141,027          219    (87,361) 1,139,894
  Financial Services...............                         1,135       11,717       (858)    11,994
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................             86,009  1,142,162       11,936    (88,219) 1,151,888
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes.........155,564                158,180        6,005   (164,185)   155,564

State and Federal Income Taxes..... 58,235        (629)    59,431        2,449    (61,251)    58,235
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ........................$97,329  $      629 $   98,749 $      3,556 $ (102,934)$   97,329
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2002
(Thousands of Dollars)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-     Consol-
                                   Parent    Issuer     iaries    Subsidiaries  ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------

Revenues:
  Homebuilding.................... $        $      270 $  995,900  $    12,668  $ (11,441)$  997,397
  Financial Services...............                         2,686       14,977                17,663
  Intercompany Charges.............             64,406      6,663                 (71,069)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 71,370                                        (71,370)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  71,370      64,676  1,005,249       27,645   (153,880) 1,015,060
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................             64,676    944,041        1,659    (77,148)   933,228
  Financial Services...............                         1,085       10,171       (794)    10,462
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................             64,676    945,126       11,830    (77,942)   943,690
                                   -------  ---------- ---------- ------------ ---------- ----------
Income Before Income Taxes......... 71,370                 60,123       15,815    (75,938)    71,370

State and Federal Income Taxes..... 27,299        (154)    23,011        6,150    (29,007)    27,299
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$44,071  $      154  $  37,112  $     9,665  $ (46,931)$   44,071
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2003
(Thousands of Dollars)

                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 97,329        629     98,749        3,556  (102,934)   97,329
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities... (29,463)     3,420   (347,348)      21,230   102,934  (249,227)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  67,866      4,049   (248,599)      24,786          -  (151,898)

Net Cash Provided By (Used In)
  Investing Activities...............  (3,233)     2,866   (130,704)        (154)            (131,225)

Net Cash Provided By (Used In)
  Financing Activities...............  (7,261)    30,057     20,937       (7,074)              36,659

Intercompany Investing and Financing
  Activities - Net................... (57,367)  (288,577)   365,968      (20,024)                   -
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash
  and Cash Equivalents...............       5   (251,605)     7,602       (2,466)         -  (246,464)
Cash and Cash Equivalents Balance,
  Beginning of Period................      10    218,844     43,689        7,447              269,990
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     15    (32,761)    51,291        4,981          -    23,526
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2002
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 44,071  $   (428) $  38,007   $     9,665  $ (47,244) $ 44,071
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  87,095    52,923   (236,818)       40,518     47,244    (9,038)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 131,166    52,495   (198,811)       50,183               35,033

Net Cash Provided By (Used In)
  Investing Activities............... (44,323)   (1,445)   (97,332)          154             (142,946)

Net Cash Provided By (Used In)
  Financing Activities...............  (1,089)  264,608    (88,267)      (45,829)             129,423

Intercompany Investing and Financing
  Activities - Net................... (85,754) (295,948)   389,016        (7,314)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash
  and Cash Equivalents...............            19,710      4,606        (2,806)              21,510
Cash and Cash Equivalents Balance,
  Beginning of Period................      10    (5,840)    15,616         6,363               16,149
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     10  $ 13,870  $  20,222   $     3,557 $          $  37,659
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

	Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with FIN 46, SFAS 49, SFAS 98, and EITF 97-10 we record specific performance options, options with variable interest entities and other options under Consolidated Inventory Not Owned with the offset to Liabilities from inventory not owned and Minority interest on our Consolidated Balance Sheets.

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


CAPITAL RESOURCES AND LIQUIDITY

	Our cash uses during the six months ended April 30, 2003 were for operating expenses, increases in housing inventories, construction, income taxes, interest, the repurchase of common stock, and the acquisition of three homebuilders. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	On December 31, 2000, our stock repurchase program to purchase up to 4 million shares of Class A Common Stock expired. As of December 31, 2000, 3,391,047 shares had been purchased under this program. On July 3, 2001, our Board of Directors authorized a revision to our stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of April 30,2003, 856,319 have been purchased under this program of which 250,000 were repurchased during the six months ended April 30, 2003.

	Our homebuilding bank borrowings are made pursuant to an amended and restated revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of up to $590 million through July 2005. As of April 30, 2003 our lenders have committed $513.0 million. Interest is payable monthly and at various rates of either the prime rate plus 0.275% or Libor plus 1.75%. We believe that we will be able either to extend the Agreement beyond July 2005 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. Each of our significant subsidiaries is a guarantor under the revolving credit agreement. As of April 30, 2003, borrowings under the Agreement were $29.8 million.

	At April 30, 2003 we had $400 million of outstanding senior debt ($396.6 million, net of discount), comprised of $150 million 10 1/2% Senior Notes due 2007, $150 million 9 1/8% Senior Notes due 2009, and $100 million 8% Senior Notes due 2012. At April 30, 2003, we had outstanding senior subordinated debt comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012. On May 9, 2003, we issued $150 million 7 3/4% Senior Subordinated Notes due 2013. Each of our significant subsidiaries is a guarantor under the Senior Notes and Senior Subordinated Notes.

		On January 22, 2002 we issued a $165 million five-year Term Loan. The term loan matures in January 2007, and bears interest at either the prime rate plus 1.25% or Libor plus 2.5%. Each of our significant subsidiaries is a guarantor under the Term Loan. At April 30, 2003 borrowings under the Term Loan were $115 million.

	Our mortgage banking subsidiary's warehousing agreement was modified on March 7, 2003. Pursuant to the modification, we may borrow up to $142 million. The agreement bears an expiration date of July 2003 and interest is payable monthly at the Federal Funds Rate plus 1.375%. We believe that we will be able either to extend this agreement beyond July 2003 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of April 30, 2003, the aggregate principal amount of all such borrowings was $78.8 million.


	Total inventory increased $278.7 million during the six months ended April 30, 2003. This increase excluded the change in Consolidated
Inventory Not Owned of $54.9 million consisting of specific performance options and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10 and Variable Interest entities in accordance with FIN 46. The $278.7 million increase in inventory was due to increases in inventory levels in all of our housing markets as well as our acquisitions. Excluding the impact of acquisitions, this was the result of seasonality factors and planned future organic growth in our existing markets. Substantially all homes under construction or completed and included in inventory at April 30, 2003 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, term loan, and senior and subordinated indebtedness.

	We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of a small option fee and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced.



	The following table summarizes housing lots included in our total residential real estate. The April 30, 2003 numbers excluded lots owned and options in locations where we have ceased development.

                                 Active       Proposed        Grand
                     Active      Selling     Developable      Total
                  Communities     Lots          Lots           Lots
                  -----------   ---------   ------------   ------------
April 30, 2003:

Northeast Region..        27       6,979         13,740         20,719
North Carolina....        69       6,858            739          7,597
Metro D.C.........        33       4,035          9,320         13,355
California........        40       5,624          5,253         10,877
Texas.............        75       5,589          3,234          8,823
                  -----------   ---------   ------------   ------------
                         244      29,085         32,286         61,371
                  ===========   =========   ============   ============
   Owned..........                12,359          3,273         15,632
   Optioned.......                16,726         29,013         45,739
                                ---------   ------------   ------------
     Total........                29,085         32,286         61,371
                                =========   ============   ============


                                Active       Proposed         Grand
                     Active     Selling     Developable       Total
                  Communities    Lots          Lots            Lots
                  -----------   ---------   ------------   ------------
October 31, 2002:

Northeast Region..        28       5,699         15,700         21,399
North Carolina....        64       5,186          2,283          7,469
Metro D.C.........        27       3,182          7,394         10,576
California........        42       5,974          4,457         10,431
Texas.............        35       2,566          1,518          4,084
Other.............        --          29             --             29
                  -----------   ---------   ------------   ------------
                         196      22,636         31,352         53,988
                  ===========   =========   ============   ============
   Owned..........                11,088          2,274         13,362
   Optioned.......                11,548         29,078         40,626
                                ---------   ------------   ------------
     Total........                22,636         31,352         53,988
                                =========   ============   ============


	The following table summarizes our started or completed unsold homes and models:

                              April 30,               October 31,
                                2003                     2002
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------  ------   ------   ------   -----

Northeast Region....    59       51     110       73       46     119
North Carolina......   150       18     168      191       32     223
Metro D. C..........    21       21      42       34       31      65
California..........   217       82     299      193       65     258
Texas..............    539       65     604      261       31     292
Other...............                               2       --       2
                     ------   ------  ------   ------   ------   -----
  Total                986      237   1,223      754      205     959
                     ======   ======  ======   ======   ======   =====

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $82.8 million and $91.3 million at April 30, 2003 and October 31, 2002, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by us. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.



RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2002

	Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, southern New York State, eastern Pennsylvania, and Ohio), North Carolina, Metro D. C. (northern Virginia, eastern West Virginia, and Maryland), California, and Texas. In addition, we provide financial services to our homebuilding customers.

Total Revenues:

	Compared to the same prior period, revenues increased (decreased) as follows:


                                       Three Months Ended
                            ------------------------------------------
                            April 30,   April 30,   Dollar  Percentage
                              2003        2002      Change    Change
                            ------------------------------------------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $ 666,553  $  532,386  $ 134,167    25.2%
  Land sales and other
    revenues...........         2,365      19,936    (17,571)  (88.1%)
  Financial Services...        10,899       8,676      2,223    25.6%
                            ----------  ----------  --------  --------
   Total Revenues...        $ 679,817  $  560,998  $ 118,819    21.2%
                            ==========  ==========  ========  ========

                                       Six Months Ended
                            ------------------------------------------
                            April 30,   April 30,   Dollar  Percentage
                              2003        2002      Change    Change
                            ------------------------------------------
                                      (Dollars In Thousands)
Homebuilding:

Sale of homes........      $1,274,054 $  975,484   $298,570     30.6%
Land sales and other
    revenues...........        12,004     21,913     (9,909)   (45.2%)
Financial Services...          21,394     17,663      3,731     21.2%
                           ----------  ---------   --------  --------
   Total Revenues...       $1,307,452 $1,015,060   $292,392     28.8%
                           ==========  =========   ========  ========



Homebuilding:

	Revenues from the sale of homes increased $134.2 million or 25.2% during the three months ended April 30, 2003, and increased $298.6 million or 30.6% during the six months ended April 30, 2003, compared to the same period last year. Revenues from the sales of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

	Information on homes delivered by market area is set forth below:

                        Three Months Ended    Six Months Ended
                             April 30,           April 30,
                        -------------------   ------------------
                          2003       2002        2003     2002
                        ---------  --------   --------  --------
                                 (Dollars in Thousands)

Northeast Region: (1)
  Housing Revenues.....  $148,155  $145,249  $  284,918 $278,018
  Homes Delivered......       462       478         893      899

North Carolina:
  Housing Revenues.....  $ 54,070  $ 64,784  $  108,539 $121,465
  Homes Delivered......       301       353         600      651

Metro D.C.:
  Housing Revenues.....  $102,092  $ 78,333  $  205,743 $148,725
  Homes Delivered......       320       295         644      558

California:(2)
  Housing Revenues.....  $255,469  $178,688  $  494,164 $293,330
  Homes Delivered......       893       728       1,756    1,168

Texas: (1)
  Housing Revenues.....  $106,767  $ 52,820  $  179,429 $107,346
  Homes Delivered......       520       223         879      460

Other:
  Housing Revenues.....  $     --  $ 12,512  $    1,261 $ 26,600
  Homes Delivered......        --        81           9      172

Totals:
  Housing Revenues.....  $666,553   $532,386 $1,274,054 $975,484
  Homes Delivered......     2,496      2,158      4,781    3,908

(1) April 30, 2003 includes Parkside Homes (Texas), Brighton Homes (Texas) and Summit Homes (Ohio) deliveries beginning on November 1, 2002, January 1, 2003, and April 1, 2003, respectively.
(2) April 30, 2002 includes Forecast Homes (California) deliveries beginning on January 10, 2002.

	The increase in housing revenues was primarily due to the acquisition of Parkside Homes and Brighton Homes in Houston, Texas for the second quarter 2003 and the acquisition of Parkside Homes and Brighton Homes and a full six months of deliveries from Forecast Homes in California for the six months ended April 30, 2003. In addition, these increases were the result of organic growth in Metro D. C. and California (excluding Forecast) and increased average sales prices in most of our markets.

	Important indicators of the future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract (using base sales prices) by market area are set forth below:

                        Sales Contracts for the
                            Six Months Ended       Contract Backlog
                               April 30,            as of April 30,
                      -------------------------  ------------------------
                           2003          2002         2003       2002
                      -----------   -----------  -----------  -----------
                                      (Dollars in Thousands)
Northeast Region:(2)(4)
  Dollars.............$  320,391    $  274,837   $  538,742   $  452,910
  Homes...............     1,007           944        2,024        1,614

North Carolina:
  Dollars.............$  142,379    $  143,188   $  122,091   $  125,292
  Homes...............       775           778          641          661

Metro D. C.:(4)
  Dollars.............$  254,981    $  243,091   $  301,523   $  303,252
  Homes...............       760           781          890        1,002

California:(3)
  Dollars.............$  546,086    $  345,124   $  336,741   $  231,803
  Homes...............     1,901         1,273        1,100          812

Texas:(1)(4)
  Dollars.............$  212,905    $  116,972   $  128,786   $   78,334
  Homes...............     1,085           521          645          324

Other:
  Dollars.............$      313    $   20,418   $       --   $   13,660
  Homes...............         2           135           --           88

Totals:
  Dollars.............$1,477,055    $1,143,630   $1,427,883  $1,205,251
  Homes...............     5,530         4,432        5,300        4,501

(1) April 30, 2003 includes Parkside Homes and Brighton Homes sales contracts signed from November 1, 2002 and January 1, 2003, respectively.
(2) April 30, 2003 includes Summit Homes contracts signed from
April 1, 2003.
(3) April 30, 2002 includes Forecast sales contracts signed from January 10, 2002.
(4) We acquired contract backlog during the six months ended
April 30, 2003 of 694 homes valued at $93.8 million.


During May 2003 we signed an additional 1,215 contracts compared to 764 in the same month last year.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended    Six Months Ended
                                    April 30,           April 30,
                              -------------------   -------------------
                                2003       2002       2003       2002
                              --------   --------   ---------  --------
                                        (Dollars in Thousands)

Sale of Homes................ $666,553   $532,386  $1,274,054  $975,484
Cost of Sales................  496,130    422,256     953,656   773,457
                              --------   --------   --------   --------
Housing Gross Margin......... $170,423   $110,130  $ 320,398   $202,027
                              ========   ========   ========   ========

Gross Margin Percentage......    25.6%      20.7%      25.1%      20.7%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Six Months Ended
                                   April 30,            April 30,
                              -------------------   --------   --------
                                2003       2002        2003       2002
                              --------   --------   --------   --------
Sale of Homes................   100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....    66.7%      71.2%      67.2%      71.2%
      Commissions............     2.1%       2.2%       2.1%       2.3%
      Financing concessions..     1.0%       1.0%       1.0%       1.0%
      Overheads..............     4.6%       4.9%       4.6%       4.8%
                              --------   --------   --------   --------
Total Cost of Sales..........    74.4%      79.3%      74.9%      79.3%
                              --------   --------   --------   --------
Gross Margin.................    25.6%      20.7%      25.1%      20.7%
                              ========   ========   ========   ========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. We achieved higher gross margins during the three and six months ended April 30, 2003 compared to the same period last year. The consolidated gross margin increased 4.9% and 4.4% for the three and six months ended April 30, 2003, respectively. Ignoring the effect of our acquisitions, we achieved higher gross margins on a market-by-market basis during the three and six months ended April 30, 2003. These increased margins are the result of higher sales prices and increased national contract rebates, which slightly lowered our housing costs.

	Selling, general, and administrative expenses as a percentage of total homebuilding revenues increased to 8.9% for the three and six months ended April 30, 2003 from 8.6% for the prior year's three and six months ended April 30, 2002. Such expenses increased during the three and six months ended April 30, 2003 by $12.0 million and $28.6 million, respectively, compared to the same periods last year. The percentage increase for the three months ended April 30, 2003 was due to a full quarter of selling, general and administrative costs from our Houston acquisitions and an increase in administrative costs in North Carolina and the Northeast Region associated with opening additional communities. The percentage increase for the six months ended April 30, 2003 was due to selling, general, and administrative costs from our Houston acquisitions, a full six months of costs from Forecast Homes and increased administrataive costs in North Carolina and the Northeast Region associated with opening additional communities and the implementation of a new compensation program for their sales associates. The dollar increase in selling, general, and administrative is primarily due to a full six months of expenses from Forecast and the addition of Parkside Homes and Brighton Homes.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended    Six Months Ended
                                       April 30,            April 30,
                                   ------------------   -------------------
                                     2003      2002        2003      2002
                                   --------  --------   --------   --------

Land and Lot Sales................ $ 1,298   $18,118    $ 9,750    $18,539
Cost of Sales.....................   1,089    14,270      6,741     14,552
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...     209     3,848      3,009      3,987
Interest Expense..................      11       584        355        648
                                   --------  --------   --------   --------
Land and Lot Sales Profit
  Before Tax...................... $   198   $ 3,264    $ 2,654    $ 3,339
                                   ========  ========   ========   ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three and six months ended April 30, 2003 financial services provided a $4.7 million and $9.4 million profit before income taxes compared to a profit of $3.6 million and $7.2 million for the same periods in 2002. These increases are primarily due to reduced costs, increased mortgage loan amounts, and the addition of a mortgage joint venture from the acquisition of Forecast for a full six months.


Corporate General and Administrative

	Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses increased to 2.0% for the three months ended April 30, 2003 from 1.9% for the prior year's three months but remained flat for the six months ended April 30, 2003. Corporate general and administrative expenses increased $2.8 million and $6.5 million during the three and six months ended April 30, 2003 compared to the same periods last year. Increases in corporate general and administrative dollar expenses are primarily attributed to higher employee incentives due to higher return on equity.


Interest

	Interest expense includes housing and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended    Six Months Ended
                                 April 30,           April 30,
                            ------------------   -------------------
                              2003      2002       2003       2002
                            --------  --------   --------   --------

Sale of Homes.............. $ 13,414  $ 12,218     26,749   $ 25,856
Land and Lot Sales.........       11       584        355        648
                            --------  --------   --------   --------
Total...................... $ 13,425  $ 12,802   $ 27,104   $ 26,504
                            ========  ========   ========   ========

	Housing interest as a percentage of sale of homes revenues decreased to 2.0% and 2.1% for the three and six months ended April 30, 2003, respectively, compared to 2.3% and 2.7% for the three and six months ended April 30, 2002, respectively. These percentage declines are primarily attributed to a decrease in debt leverage of our Company, and lower interest rates on our debt.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, amortization of the Forecast consultant's agreement and the right of first refusal agreement, amortization of a definite life intangibles for our acquisitions, minority interest relating to joint ventures, and corporate owned life insurance loan interest.


Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued (SFAS)
No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. We adopted SFAS No. 145 on November 1, 2002. We reclassified $0.9 million extraordinary loss from extinguishment of debt to other operations and ($0.3) million to state and Federal Income Taxes on our Consolidated Statements of Income to conform to the new presentation.

	In June 2002, the Financial Accounting Standards Board issued (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal
Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 January 1, 2003. The initial adoption of SFAS No. 146 did not have an effect on the financial position or results of operations of our Company. However, SFAS No. 146 could impact the amount or timing of liabilities to be recognized in the event that we engage in exit or disposal activities in the future.

	In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on our financial position or results of operations. Our disclosure of guarantees is included in Note 13 to the financial statements.

In December 2002, the Financial Accounting Standards Board issued
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends (SFAS) No. 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the affect of the method used on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 in our second fiscal quarter ending April 30, 2003. Our disclosure of accounting for stock-based compensation is included in Note 2 to the financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51 ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or
(c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created before January 31, 2003, FIN 46 must be applied at the beginning of the first interim or annual reporting period beginning after June 15, 2003.

Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet. The fair value of the VIE's inventory will be reported as "Consolidated Inventory Not Owned - Variable Interest Entities".

Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not it's total assets consolidated on the balance sheet. In certain cases we will have to place inventory on our balance sheet the VIE has optioned to other developers. In addition, if the VIE has creditors, it's debt will be placed on our balance sheet even though the creditors have no recourse against our Company. Based on these observations we believe consolidating VIE's based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land.

At  April 30, 2003 we consolidated three VIE's created from February
1, 2003 to April 30, 2003 as a result of our option to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these three VIE's totaling $6.7 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE's was $40.9 million of which $6.2 million was not optioned to our Company. Since we could not get the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits, which totaled $35.8 million, was reported on the balance sheet as Minority interest. Creditors of these VIE's have no recourse against our company.

We will continue to secure land and lots using options. Including the deposits with the three VIE's above, at April 30, 2003 we have total cash and letters of credit deposits amounting to approximately $175.7 million to purchase land and lots with a total purchase price of $2.2 billion. Not all our deposits are with VIE's. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met. We are in the process of evaluating all option purchase agreements in effect as of January 31, 2003. Options with VIE's where we are the primary beneficiary will be consolidated by our fiscal year end October 31, 2003.


Total Taxes

	Total taxes as a percentage of income before taxes amounted to approximately 37.4% and 38.3% for the six months ended April 30, 2003 and 2002, respectively. The decrease in this percentage from 2002 to 2003 is primarily attributed to a reduction in state income taxes. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


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


Mergers and Acquisitions

	On January 10, 2002 we acquired The Forecast Group, L.P. for a total purchase price of $196.5 million, of which $151.6 million was paid in cash and 2,208,738 shares of our Class A Common Stock were issued. At the date of acquisition we also paid off approximately $88.0 million of Forecast's third party debt. During the second quarter ended April 30, 2003 we exercised the right to retire at no cost 750,000 Class A Common Stock shares that were held by the selling principal of Forecast Homes, under the terms of the acquisition. On November 1, 2002 and December 31, 2002 we acquired two Houston homebuilding companies for an approximate aggregate purchase price of $100.0 million. On April 9, 2003 we acquired a build-on-your-own lot homebuilder in Ohio.


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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK.

	The primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of April 30, 2003, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

                                Six Months Ended April 30,
                   ----------------------------------------------
                              Expected Maturity Rate
                                                                                            FMV @
                     2003     2004    2005    2006    2007    2008    Thereafter   Total    4/30/03
                   -------  -------  ------  ------ -------- -------- ----------  --------  --------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate...... $29,575  $   75  $   81  $   88  $150,096 $    104 $ 400,217   $580,236  $629,216
  Average interest
    rate..........   6.69%    8.38%   8.38%   8.38%   10.50%    8.38%      8.75%     9.00%        --
  Variable rate...     --       --      --      --       --  $115,000       --    $115,000  $115,000
  Average interest
    rate..........     --       --      --      --       --       (2)       --          --        --

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

	We held our annual stockholders meeting on March 7, 2003 at 10:30 a.m. at the offices of Simpson Thacher & Bartlett LLP, 425 Lexington Avenue, New York, New York. The following matters were voted at the meeting:

	. Election of all Directors to hold office until the next Annual Meeting of Stockholders. There wre no broker non-votes. The elected Directors were:

                               Class A                    Class B
                       Votes For  Votes Withheld  Votes For  Votes Withheld
                       ---------- --------------  ---------- --------------
Kevork S. Hovnanian     12,501,054   2,642,043    70,425,570   1,337,750
Ara K. Hovnanian        12,508,464   2,634,633    70,424,070   1,339,250
Geaton A. DeCesaris,Jr. 12,576,244   2,566,853    70,424,570   1,338,750
Arthur M. Greenbaum     14,555,941     587,156    70,436,070   1,327,250
Edward A. Kangas        14,559,611     583,486    70,436,070   1,327,250
Desmond P. McDonald     14,543,968     599,129    70,436,070   1,327,250
John J. Robbins         14,559,581     583,516    70,436,070   1,327,250
J. Larry Sorsby         12,561,544   2,581,553    70,424,570   1,338,750
Stephen D. Weinroth     14,558,381     584,716    70,436,070   1,327,250

	. Ratification of selection of Ernst & Young, LLP as certified independent accountants for fiscal year ending October 31, 2003. There were no broker non-votes.

                              Class A                    Class B
                            ------------              ------------
	..  Votes For          14,608,940                71,151,350
	..  Votes Against         521,691                    10,750
	..  Abstain                12,466                     1,220


..  Approval of the Company's amended Senior Executive Short-Term
Incentive Plan.

                              Class A                    Class B
                            ------------              ------------
	..  Votes For           9,204,288                70,200,940
	..  Votes Against       2,740,902                 1,402,350
	..  Abstain                79,745                     3,940
	..  Broker Non-Votes    3,118,162                   156,090

..  Approval of the Company's amended 1999 Stock Incentive Plan.

                              Class A                    Class B
                            ------------              ------------
	..  Votes For           9,008,337                70,204,040
	..  Votes Against       2,941,789                 1,396,550
	..  Abstain                75,029                     3,940
	..  Broker Non-Votes    3,117,942                   158,790


Item 6.     Exhibits and Reports on Form 8-K.
    (a)
            Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

            Exhibit 3(b) Certificate of Amendment of
            Incorporation of the Registrant. (2)

            Exhibit 3(c) Bylaws of the Registrant. (2)

            Exhibit 10(a) Amended and Restated Credit
            Agreement dated February 20, 2003. (3)

 Exhibit 10(b) Restated $142 million K. Hovnanian
            Mortgage, Inc. Revolving Credit Agreement dated March 7, 2003. (3)

            Exhibit 99(a) Certification of Chief Executive
            Officer, defined in the Exchange Act Rules
            13a-14(a) and 15d-14(a)as Adopted Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 99(b) Certification of Chief Financial
            Officer, defined in the Exchange Act Rules
            13a-14(a) and 15d-14(a)as Adopted Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

       (1) Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on
            Form S-1 of the Registrant.

       (2)  Incorporated by reference to Exhibits to Annual
            Report on Form 10-K for the year ended
            February 28, 1994 of the Registrant.

       (3)  Incorporated by reference to Exhibits to Quarterly
            Report on Form 10-Q for the quarter ended January 31, 2003 of the Registrant.


    (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  June 12, 2003                /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  June 12, 2003                /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller



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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By,

/S/ARA K. HOVNANIAN
Ara K. Hovnanian
Chief Executive Officer
Date: June 9, 2003





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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By,

/S/J. LARRY SORSBY
J. Larry Sorsby
Chief Financial Officer
Date: June 9, 2003