Form 10-Q
period 2003-07-31
HOVNANIAN ENTERPRISES INC
filed 2003-09-12
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10Q

(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JULY 31, 2003 or

[   ]  Transition report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

Commission file number 1-8551

Hovnanian Enterprises, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware                                        22-1851059
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

l0 Highway 35, P.O. Box 500, Red Bank, N. J.  07701
(Address of Principal Executive Offices)  (Zip Code)

732-747-7800
(Registrant's Telephone Number, Including Area Code)

Same
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [
X ]    No [  ]

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X ]    No [
]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 22,596,588 Class A Common Shares and 7,426,051 Class B Common Shares were outstanding as of September 5, 2003

                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX
                                                               PAGE
NUMBER

PART I.   Financial Information
     Item l.  Consolidated Financial Statements:

              Consolidated Balance Sheets at July 31,
                2003 (unaudited) and October 31, 2002                 4

              Consolidated Statements of Income for the three
                and nine months ended July 31, 2003 and 2002
                (unaudited)                                           6

              Consolidated Statements of Stockholders' Equity
                for the nine months ended July 31, 2003
                (unaudited)                                           7

              Consolidated Statements of Cash Flows for
                the nine months ended July 31, 2003
                and 2002 (unaudited)                                  8

              Notes to Consolidated Financial
                Statements (unaudited)                                9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                        20

    Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                     36

    Item 4.  Controls and Procedures                                 37

PART II.  Other Information
    Item 6.      Exhibits and Reports on Form 8-K.                   37
        (a)
                 Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

                 Exhibit 3(b) Certificate of Amendment of
                 Certificate of Incorporation of the Registrant.

                 Exhibit 3(c) Restated Bylaws of the Registrant. (3)

                 Exhibit 10(a) Third Amended and Restated Credit
                 Agreement dated June 19, 2003. (2)

                 Exhibit 10(b) First Amendment to First Restated
                 K. Hovnanian Mortgage, Inc. Revolving Credit
                 Agreement dated July 31, 2003.

                 Exhibit 31(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.


                 Exhibit 31(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

                 Exhibit 32(a) Certification of Chief Executive
                 Officer Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of The Sarbanes-
                 Oxley Act of 2002.

                 Exhibit 32(b) Certification of Chief Financial
                 Officer Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of The Sarbanes-
                 Oxley Act of 2002.

            (1) Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on
                 Form S-1 of the Registrant.

(2)              Incorporated by reference to Exhibits to Annual
                 Report on Form 10-K for the year ended
                 February 28, 1994 of the Registrant.

            (3) Incorporated by reference to Exhibits to Registration Statement (No. 333-106761) on Form S-3 of the
                 Registrant.


        (b)      Reports on Form 8-K

                 No reports on Form 8-K have been filed during the quarter for which this report is filed. The following report on Form 8-K has been furnished during the quarter for which this report is filed:

                      On May 23, 2003, the Company furnished a report
                 on Form 8-K, Item 9 (pursuant to Item 12 in accordance with SEC Release 33-8216; 34-47583; IC-25983; March 27,
                 2003), relating to the Company's press release dated May 28, 2003 relating to its preliminary financial results for the second quarter ended April 30, 2003.

Signatures                                                           39


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                   July 31,     October 31,
          ASSETS                                     2003           2002
                                                 -----------    -----------
                                                 (unaudited)
Homebuilding:
  Cash and cash equivalents..................... $  110,820     $  262,675
                                                 -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development...............................  1,090,908        803,829
                                                 -----------    -----------
    Land and land options held for future
      development or sale.......................    280,706        171,081
                                                 -----------    -----------
    Consolidated Inventory Not Owned:
      Specific performance options..............     72,436         67,183
      Variable interest entities................     93,252
      Other options.............................     54,377         39,489
                                                 -----------    -----------
        Total Consolidated Inventory Not Owned..    220,065        106,672
                                                 -----------    -----------
          Total Inventories.....................  1,591,679      1,081,582
                                                 -----------    -----------

  Receivables, deposits, and notes .............     45,742         26,276
                                                 -----------    -----------

  Property, plant, and equipment - net..........     27,110         19,242
                                                 -----------    -----------

  Senior residential rental properties - net....      9,215          9,504
                                                 -----------    -----------

  Prepaid expenses and other assets.............     93,695         86,582
                                                 -----------    -----------

  Goodwill and indefinite life intangibles......     82,283         82,275
                                                 -----------    -----------

  Definite life intangibles.....................     59,244
                                                 -----------    -----------
          Total Homebuilding....................  2,019,788      1,568,136
                                                 -----------    -----------

Financial Services:
  Cash and cash equivalents.....................      8,819          7,315
  Mortgage loans held for sale..................    152,211         91,451
  Other assets..................................      3,119         11,226
                                                 -----------    -----------
          Total Financial Services..............    164,149        109,992
                                                 -----------    -----------

Income Taxes Receivable - Including deferred tax
  benefits......................................     11,717
                                                 -----------    -----------
Total Assets.................................... $2,195,654     $1,678,128
                                                 ===========    ===========

See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Data)
                                                    July 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  2003         2002
                                                  -----------  -----------
                                                  (unaudited)
Homebuilding:
  Nonrecourse land mortgages..................... $   29,173   $   11,593
  Accounts payable and other liabilities.........    211,054      198,290
  Customers' deposits............................     61,263       40,422
  Nonrecourse mortgages secured by operating
    properties...................................      3,177        3,274
  Liabilities from inventory not owned...........    116,597       97,983
                                                  -----------  -----------
      Total Homebuilding.........................    421,264      351,562
                                                  -----------  -----------
Financial Services:
  Accounts payable and other liabilities.........      6,641        4,857
  Mortgage warehouse line of credit..............    137,039       85,498
                                                  -----------  -----------
      Total Financial Services...................    143,680       90,355
                                                  -----------  -----------
Notes Payable:
  Term loan......................................    115,000      115,000
  Senior notes...................................    387,029      396,390
  Senior subordinated notes......................    300,000      150,000
  Accrued interest...............................     17,738        9,555
                                                  -----------  -----------
      Total Notes Payable........................    819,767      670,945
                                                  -----------  -----------
Income Taxes Payable - Net of deferred tax benefits.                  777
                                                  -----------  -----------
      Total Liabilities..........................  1,384,711    1,113,639
                                                  -----------  -----------

Minority interest from inventory not owned.......     80,137
                                                  -----------  -----------
Minority interest from consolidated joint ventures..   1,860        1,940
                                                  -----------  -----------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued..........................
  Common Stock,Class A,$.01 par value-authorized
    87,000,000 shares; issued 27,875,001 shares at
    July 31, 2003 and 27,452,481 shares at October 31,
    2002 (including 5,342,599 shares at July 31, 2003
    and 4,343,240 shares at October 31, 2002 held
    in Treasury).................................        279          275
  Common Stock,Class B,$.01 par value (convertible to
    Class A at time of sale) authorized 13,000,000
    shares; issued 7,772,342 shares at July 31, 2003
    and 7,788,061 shares at October 31, 2002
    (including 345,874 shares at July 31, 2003 and
    October 31, 2002 held in Treasury)...........         78           78
  Paid in Capital................................    160,479      152,977
  Retained Earnings..............................    613,933      447,802
  Deferred Compensation..........................                     (21)
  Treasury Stock - at cost.......................    (45,823)     (38,562)
                                                  -----------  -----------
      Total Stockholders' Equity.................    728,946      562,549
                                                  -----------  -----------
Total Liabilities and Stockholders' Equity....... $2,195,654   $1,678,128
                                                  ===========  ===========

See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                       Three Months Ended      Nine Months Ended
                                             July 31,               July 31,
                                       --------------------  ----------------------
                                          2003      2002        2003        2002
                                       ---------  ---------  ----------  ----------
Revenues:
  Homebuilding:
    Sale of homes......................$ 830,734  $ 681,329  $2,104,788  $1,656,813
    Land sales and other revenues......    4,441     12,651      16,445      34,564
                                       ---------  ---------  ----------  ----------
      Total Homebuilding...............  835,175    693,980   2,121,233   1,691,377
  Financial Services...................   13,642     10,656      35,036      28,319
                                       ---------  ---------  ----------  ----------
      Total Revenues...................  848,817    704,636   2,156,269   1,719,696
                                       ---------  ---------  ----------  ----------
Expenses:
  Homebuilding:
    Cost of sales......................  621,897    539,676   1,582,294   1,327,685
    Selling, general and administrative   66,136     52,882     180,035     138,177
    Inventory impairment loss..........      149        426       1,633       2,755
                                       ---------  ---------  ----------  ----------
      Total Homebuilding...............  688,182    592,984   1,763,962   1,468,617
  Financial Services...................    7,635      5,694      19,629      16,156
  Corporate General and Administrative.   16,978     12,195      45,026      33,700
  Interest.............................   17,204     15,849      44,308      42,353
  Other Operations.....................    9,010      3,953      17,972      13,539
  Restructuring Charges/Asset Writeoff.              12,000                  12,000
                                       ---------  ---------  ----------  ----------
      Total Expenses...................  739,009    642,675   1,890,897   1,586,365
                                       ---------  ---------  ----------  ----------
Income Before Income Taxes.............  109,808     61,961     265,372     133,331
                                       ---------  ---------  ----------  ----------
State and Federal Income Taxes:
  State................................    5,439      1,679      11,874       5,086
  Federal..............................   35,567     21,095      87,367      44,987
                                       ---------  ---------  ----------  ----------
    Total Taxes........................   41,006     22,774      99,241      50,073
                                       ---------  ---------  ----------  ----------
Net Income.............................$  68,802  $  39,187  $  166,131  $   83,258
                                       =========  =========  ==========  ==========
Per Share Data:
Basic:
  Income per common share..............$    2.25  $    1.27  $     5.35  $     2.76
                                       =========  =========  ==========  ==========
  Weighted average number of common
    shares outstanding.................   30,630     30,877      31,044      30,188
Assuming dilution:
  Income per common share..............$    2.11  $    1.20  $     5.06  $     2.61
                                       =========  =========  ==========  ==========
  Weighted average number of common
     shares outstanding................   32,543     32,730      32,806      31,922


See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Deferred  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Comp      Stock
Total
                           -----------  ------  -----------  ------  -------  --------  --------  --------  ------
---
Balance, October 31, 2002   23,109,241    $275    7,442,187     $78 $152,977  $447,802  $    (21) $(38,562) $ 562,549

Shares returned in
  connnection with prior
  year acquisition........    (749,359)

Sale of common stock under
  Employee stock option
  plan....................     318,660       3                         7,421                                    7,424
Stock bonus plan..........      88,141       1                            81                                       82
Conversion of Class B to
  Class A Common Stock....     15,719               (15,719)

Deferred compensation.....                                                                    21                   21

Treasury stock purchases..   (250,000)                                                              (7,261)    (7,261)

Net Income................                                                     166,131                        166,131
                           -----------  ------  -----------  ------  -------  --------  --------  --------  ---------
Balance, July 31, 2003.... 22,532,402     $279    7,426,468     $78 $160,479  $613,933  $     --  $(45,823) $ 728,946
(Unaudited)                ===========  ======  ===========  ======  =======  ========  ========  ========  =========

See notes to consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands - Unaudited)
                                                       Nine Months Ended
                                                            July 31,
                                                     ---------------------
                                                        2003       2002
                                                     ---------- ----------

Cash Flows From Operating Activities:
Net Income.......................................... $  166,131 $   83,258
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation....................................    4,946      5,003
      Amortization of definite life intangibles.......    5,465          -
      Loss on sale and retirement of property
        and assets....................................       44     11,858
      Deferred income taxes...........................   (6,123)    (5,742)
      Impairment losses...............................    1,633      2,755
      Decrease (increase) in assets:
        Mortgage notes receivable.....................  (59,049)    43,162
        Receivables, prepaids and other assets........  (14,444)     9,512
        Inventories................................... (338,374)   (80,489)
      Increase (decrease) in liabilities:
        State and Federal income taxes................      403      5,208
        Tax effect from exercise of stock options.....   (6,774)    (1,074)
        Customers' deposits...........................   21,352      4,102
        Interest and other accrued liabilities........   14,719     17,960
        Post development completion costs.............    1,952       (901)
        Accounts payable..............................  (11,373)     7,769
                                                     ---------- ----------
          Net cash (used in) provided by operating
            activities................................ (219,492)   102,381
                                                     ---------- ----------
Cash Flows From Investing Activities:
  Net Proceeds from sale of property and assets.......      482        611
  Purchase of property,equipment and other fixed
    assets and acquisitions of homebuilding companies. (141,796)  (142,860)
  Distribution from (investment in and advance to)
    unconsolidated affiliates.........................    1,150     (8,679)
                                                     ---------- ----------
          Net cash (used in) investing activities..... (140,164)  (150,928)
                                                     ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................1,090,816  1,587,017
  Proceeds from senior debt...........................              99,152
  Proceeds from senior subordinated debt..............  150,000    150,000
  Principal payments on mortgages and notes..........(1,022,006)(1,603,320)
  Principal payments on senior debt...................   (9,750)   (99,747)
  Purchase of treasury stock..........................   (7,261)    (1,089)
  Proceeds from sale of stock and employee stock plan.    7,506      4,022
                                                     ---------- ----------
          Net cash provided by financing activities...  209,305    136,035
                                                     ---------- ----------
Net (Decrease) Increase In Cash and Cash Equivalents.. (150,351)    87,488
Cash and Cash Equivalents Balance,
  Beginning Of Period.................................  269,990     16,149
                                                     ---------- ----------
Cash and Cash Equivalents Balance, End Of Period.....$  119,639  $ 103,637
                                                     ========== ==========
Supplemental Disclosures of Cash Flow
  Cash paid during the period for:
    Interest..........................................$  41,198  $  39,450
                                                     ========== ==========
    Income taxes......................................$ 104,962  $  52,777
                                                     ========== ==========
Supplemental disclosures of noncash operating
  activities:
  Consolidated Inventory Not Owned:
    Specific performance options......................$  64,743  $  24,710
    Variable interest entities........................   81,537
    Other options.....................................   50,486
                                                     ---------- ----------
  Total Inventory Not Owned...........................$ 196,766  $  24,710
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


	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.
Our pro forma information follows (dollars in thousands except for earnings per share information):

                                      Three Months Ended   Nine Months Ended
                                      ------------------- -------------------
                                        July      July      July      July
                                      31, 2003   31, 2002  31, 2003  31, 2002
                                      ---------  --------  --------  --------
Net income to common shareholders;
  as reported.........................$  68,802  $ 39,187  $166,131  $ 83,258

Deduct:  total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of minority interest      539       140     1,515       420

Pro forma net income..................$  68,263  $ 39,047  $164,616  $ 82,838
                                      =========  ========  ========  ========
Pro forma basic earnings per share....$    2.23  $   1.26  $   5.30  $   2.74
                                      =========  ========  ========  ========
Basic earnings per share as reported..$    2.25  $   1.27  $   5.35  $   2.76
                                      =========  ========  ========  ========
Pro forma diluted earnings per share..$    2.10  $   1.19  $   5.02  $   2.60
                                      =========  ========  ========  ========
Diluted earnings per share as
  Reported............................$    2.11  $   1.20  $   5.06  $   2.61
                                      =========  ========  ========  ========

	3.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended     Nine Months Ended
                                   July 31,              July 31,
                              -------------------   -------------------
                                2003       2002       2003       2002
                              --------   --------   --------   --------
                                        (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period.........$ 25,480   $ 24,876   $ 22,159   $ 25,124
Plus Interest Incurred(1)(2)..  17,807     15,746     48,232     42,002
Less Interest Expensed(2).....  17,204     15,849     44,308     42,353
                              --------   --------   --------   --------
Interest Capitalized at
  End of Period (2).......... $ 26,083   $ 24,773   $ 26,083   $ 24,773
                              ========   ========   ========   ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Represents interest on borrowings for construction, land and development costs which are charged to interest expense when homes are delivered or when land is not under active development.

	4. Homebuilding accumulated depreciation at July 31, 2003 and October 31, 2002 amounted to $22.0 million and $18.5 milion, respectively. Senior residential rental property accumulated depreciation at July 31, 2003 and October 31, 2002 amounted to $3.4 million and $3.1 million, respectively.

	5. In accordance with Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. We wrote off such costs amounting to $1.6 million during the nine months ended July 31, 2003. During the nine months ended July 31, 2002 we wrote off such costs in the amount of $1.6 million in Poland, $0.8 million due to the exit of our Mid-South operations, and $0.4 million in other geographical areas. Residential inventory impairment losses and option write-offs are reported in the Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

	6. We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us.

	7. As of July 31, 2003 and October 31, 2002, respectively, we are obligated under various performance letters of credit amounting to $132.9 million and $100.0 million.

	8. We have an unsecured Revolving Credit Agreement (the "Agreement") with a group of banks which was amended and restated on June 19, 2003. Pursuant to the agreement, our credit line increased to $590.0 million. The Agreement bears an expiration date of July 2006 and interest is payable monthly and at various rates of either the prime rate plus 0.275% or LIBOR plus 1.75%. In addition, we pay a fee equal to 0.350% per annum on the weighted average unused portion of the line. As of July 31, 2003 and October 31, 2002, there were no borrowings under the Agreement.

	Our mortgage warehouse line of credit was amended and restated on July 31, 2003. Pursuant to the agreement, our credit line matures in July 2004 and we have the option to borrow up to $200.0 million.
Interest is payable monthly at the Federal Funds Rate plus 1.375%. As of July 31, 2003 and October 31, 2002 borrowings were $137.0 million and $85.5 million, respectively.

	9. On May 9, 2003, we issued $150 million 7 3/4% Senior Subordinated Notes due 2013. The net proceeds of the note offering were used to repay the current outstanding indebtedness under the Agreement and the remainder for general corporate purposes. During the third quarter ended July 31, 2003 we paid down $9.8 million of our $150 million 10 1/2% Senior Notes due 2007.

	At July 31, 2003, our long-term debt consisted of: $140.3 million 10 1/2% Senior Notes due 2007, $150 million 9 1/8% Senior Notes due 2009, $100 million 8% Senior Notes due 2012 (aggregating $387 million, net of discount), $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013 and a $165 million Term Loan due 2007 which bears interest at either the prime rate plus 1.25% or LIBOR plus 2.5%. As of July 31, 2003 borrowings under the Term Loan were $115 million.

	10. Per Share Calculations - Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the basic weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

	11. Recent Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board issued (SFAS) No. 145, "Reported Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44, and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. We adopted SFAS No. 145 on November 1, 2002. We reclassified a $0.9 million extraordinary loss from extinguishment of debt to other operations and a $0.3 million reduction to State and Federal Income Taxes on our Consolidated Statements of Income to conform to the new presentation.

	In June 2002, the Financial Accounting Standards Board issued
(SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan as prescribed under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003. The initial adoption of SFAS 146 did not have a material effect on the financial position or results of operations of our Company. However, SFAS No. 146 could impact the amount or timing of liabilities to be recognized in the event that we engage in exit or disposal activities in the future.

	In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on our financial position or results of operations. Our disclosure of guarantees is included in Note 14 to the consolidated financial statements - unaudited.

	In December 2002, the Financial Accounting Standards Board issued
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends (SFAS) No. 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the affect of the method used on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 in our second fiscal quarter ending April 30, 2003. Our disclosure of accounting for stock-based compensation is included in Note 2 to the consolidated financial statements - unaudited.

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

	Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet. The fair value of the VIE's inventory will be reported as "Consolidated Inventory Not Owned - Variable Interest Entities".

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

	At July 31, 2003 we consolidated nine VIE's created from February 1, 2003 to July 31, 2003 as a result of our option to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these nine VIE's totaling $11.7 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE's was $93.2 million of which $6.2 million was not optioned to our Company. We were able to ascertain that one VIE had third party debt amounting to $1.4 million. Since we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $80.1 million, was reported on the balance sheet as Minority Interest. Creditors, if any, of these VIE's have no recourse against our Company.

	We will continue to secure land and lots using options. Including the deposits with the nine VIE's above, at July 31, 2003 we have total cash and letters of credit deposits amounting to approximately $180.2 million to purchase land and lots with a total purchase price of $2.4 billion. Not all our deposits are with VIE's. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met. We are in the process of evaluating all option purchase agreements in effect as of January 31, 2003. Options with VIE's where we are the primary beneficiary will be consolidated by our fiscal year end October 31, 2003.

	12. On November 1, 2002 and December 31, 2002 we acquired two Houston homebuilding companies, for an approximate aggregate purchase price of $100 million. On April 9, 2003 we acquired a build-on-your-own-lot homebuilder based in Canton, Ohio. On August 8, 2003, we acquired a homebuilder in Phoenix, Arizona. All of these acquisitions were accounted for as a purchase, with the results of operations of these entities included in our consolidated financial statements as of the date of acquisition. The purchase price was allocated based on estimated fair value at the date of acquisition. As a result, estimated definite life intangible assets of $63.5 million were recorded on the consolidated balance sheet. We expect to amortize the definite life intangibles over their estimated lives.

	13. Intangible Assets - As reported on the balance sheet we have goodwill and indefinite life intangibles amounting to $82.3 million and definite life intangibles amounting to $59.2 million. Our intangible assets consist of goodwill, tradenames, architectural designs, and contractual agreements. In accordance with the Financial Accounting Standards No. 142 ("SFAS No. 142") "Goodwill and Other Intangible Assets"; we no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We are amortizing the definite life intangibles over their expected useful life. The amortization expense of $3.2 million and $5.5 million is reported in other operations on our Consolidated Statement of Income for the three and nine months ended July 31, 2003, respectively. No amortization expense was recorded during the three and nine months ended July 31, 2002, respectively.

	14. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of July 31, 2003 had issued and outstanding approximately $300 million senior subordinated notes, $390 million face value senior notes, a term loan with an outstanding balance of $115 million, and a revolving credit agreement with no outstanding balance. The senior subordinated notes, senior notes, the revolving credit agreement, and term loan are fully and unconditionally guaranteed by the Parent.

	In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary engaged in homebuilding activity in Poland, our title subsidiaries, and joint ventures (collectively the "Non-Guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation of the Subsidiary Issuer to pay principal and interest under the senior notes, senior subordinated notes, the term loan and the Agreement.

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

	The following consolidating condensed financial information present the results of operations, financial position, and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries of the Parent, (iv) the Non-Guarantor Subsidiaries, and (v) the eliminations to arrive at the information for the Parent on a consolidated basis.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED BALANCE SHEET
JULY 31, 2003
(Thousands of Dollars)
                                                       Guarantor     Non-
                                            Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                   Parent    Issuer     iaries    Subsidiaries  ations      idated
                                  --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding......................$     26  $   92,122 $1,904,126 $     23,514 $          $2,019,788
Financial Services................                            109      164,040               164,149
Income Taxes (Payable) Receivable. (12,316)     (1,240)    26,068         (795)               11,717
Investments in and amounts due to
  and from consolidated
  subsidiaries.................... 741,236     741,658 (1,009,648)     (24,151) (449,095)
                                  --------  ---------- ---------- ------------ ---------- ----------
Total Assets......................$728,946  $  832,540 $  920,655 $    162,608 $(449,095) $2,195,654
                                  ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding......................$         $          $  421,200 $         64 $          $  421,264
Financial Services................                                     143,680               143,680
Notes Payable.....................             819,055        712                            819,767
Income Taxes Payable(Receivables)
Minority Interest.................                         80,137        1,860                81,997
Stockholders' Equity.............. 728,946      13,485    418,606       17,004  (449,095)    728,946
                                  --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity..........................$728,946  $  832,540 $  920,655 $    162,608 $(449,095) $2,195,654
                                  ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2002
(Thousands of Dollars)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
Assets
Homebuilding.......................$  1,501  $  261,107 $1,269,514 $     36,014  $         $1,568,136
Financial Services.................                            111      109,881               109,992
Income Taxes (Payable) Receivable..
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 584,103     432,130   (630,186)     (32,376)  (353,671)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$585,604  $  693,237 $  639,439 $    113,519 $ (353,671)$1,678,128
                                   ========  ========== ========== ============ ========== ==========

Liabilities
Homebuilding.......................$         $   35,736 $  312,231 $      3,595 $          $  351,562
Financial Services.................                                      90,355                90,355
Notes Payable......................             661,390      2,345        7,210               670,945
Income Taxes Payable (Receivable)..  23,055      (3,147)   (18,184)        (947)                  777
Minority Interest..................                                       1,940                 1,940
Stockholders' Equity............... 562,549        (742)   343,047       11,366   (353,671)   562,549
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$585,604  $  693,237 $  639,439 $    113,519 $ (353,671)$1,678,128
                                   ========  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2003
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------- ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      (45)$  835,191 $          4 $       25 $  835,175
  Financial Services...............                         2,033       11,609                13,642
  Intercompany Charges.............            (61,982)    51,085                  10,897
  Equity In Pretax Income of
    consolidated Subsidiaries...... 109,808                                      (109,808)
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Revenues................ $109,808 $  (62,027)$  888,309 $     11,613 $  (98,886)$  848,817
                                   -------- ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            (84,286)   820,362          142     (4,844)   731,374
  Financial Services...............                           772        7,254       (391)     7,635
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            (84,286)   821,134        7,396     (5,235)   739,009
                                   -------- ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 109,808     22,259     67,175        4,217    (93,651)   109,808

State and Federal Income Taxes.....  41,006      8,420     25,121        1,812    (35,353)    41,006
                                   -------- ---------- ---------- ------------ ---------- ----------
Net Income ....................... $ 68,802 $   13,839$   42,054 $      2,405 $  (58,298)$   68,802
                                   ======== ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2002
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     295  $ 693,357  $     7,807  $  (7,479) $ 693,980
  Financial Services...............                        2,270        8,386                10,656
  Intercompany Charges.............            54,869    (10,326)                (44,543)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 61,961                                       (61,961)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ $61,961  $  55,164  $ 685,301  $    16,193  $(113,983) $ 704,636
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            55,164    644,464          322    (62,969)   636,981
  Financial Services...............                          683        5,266       (255)     5,694
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            55,164    645,147        5,588    (63,224)   642,675
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 61,961                40,154       10,605    (50,759)    61,961

State and Federal Income Taxes..... 22,774        (26)    14,971        3,908    (18,853)    22,774
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income ....................... $39,187  $      26  $  25,183  $     6,697  $ (31,906) $  39,187
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2003
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------- ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      593 $2,120,611 $         14 $       15 $2,121,233
  Financial Services................                        5,496       29,540                35,036
  Intercompany Charges.............             23,389     62,544                 (85,933)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 265,372                                      (265,372)
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Revenues................ $265,372 $   23,982 $2,188,651 $     29,554 $ (351,290)$2,156,269
                                   -------- ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................              1,723  1,961,389          361    (92,205) 1,871,268
  Financial Services...............                         1,907       18,971     (1,249)    19,629
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Expenses.................              1,723  1,963,296       19,332    (93,454) 1,890,897
                                   -------- ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes......... 265,372     22,259    225,355       10,222   (257,836)   265,372

State and Federal Income Taxes.....  99,241      7,791     84,552        4,261    (96,604)    99,241
                                   -------- ---------- ---------- ------------ ---------- ----------
Net Income.........................$166,131 $   14,468 $  140,803 $      5,961 $ (161,232)$  166,131
                                   ======== ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2002
(Thousands of Dollars)
                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $     565  $1,689,257 $    20,475  $ (18,920) $1,691,377
  Financial Services...............                         4,956      23,363                 28,319
  Intercompany Charges.............           119,275      (3,663)              (115,612)
  Equity In Pretax Income of
    Consolidated Subsidiaries......133,331                                      (133,331)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................$133,331   $119,840  $1,690,550 $    43,838  $(267,863) $1,719,696
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................           119,840   1,588,505       1,981   (140,117)  1,570,209
  Financial Services...............                         1,768      15,437     (1,049)     16,156
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................           119,840   1,590,273      17,418   (141,166)  1,586,365
                                   -------  ---------- ---------- ------------ ---------- ----------

Income Before Income Taxes.........133,331                100,277      26,420   (126,697)    133,331

State and Federal Income Taxes..... 50,073       (180)     37,982      10,058    (47,860)     50,073
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income.........................$83,258  $     180  $   62,295  $   16,362  $ (78,837) $   83,258
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2003
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$166,131  $  14,468 $  140,803 $      5,961 $ (161,232)$ 166,131
  Adjustments to reconcile net income
    to net cash (Used In) Provided
    By operating activities..........  (2,534)    10,709   (510,053)     (44,977)   161,232  (385,623)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash (Used In) Provided By
      Operating Activities........... 163,597     25,177   (369,250)     (39,016)            (219,492)

Net Cash (Used In) Provided By
  Investing Activities...............  (7,588)             (132,321)        (255)            (140,164)

Net Cash (Used In) Provided By
  Financing Activities...............  (7,261)   140,639     24,990       50,937              209,305

Intercompany Investing and Financing
  Activities - Net...................(148,743)  (309,555)   468,463      (10,165)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................       5   (143,739)    (8,118)       1,501             (150,351)
Cash and Cash Equivalents Balance,
  Beginning of Period................      10    218,844     43,689        7,447              269,990
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     15  $  75,105 $   35,571 $      8,948 $          $ 119,639
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2002
(Thousands of Dollars)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 83,258  $   (402) $  63,190  $    16,362  $ (79,150) $  83,258
  Adjustments to reconcile net income
    to net cash (Used In) Provided
    By operating activities..........  99,463    11,817   (182,793)      11,486     79,150     19,123
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash (Used In) Provided By
      Operating Activities........... 182,721    11,415   (119,603)      27,848               102,381

Net Cash (Used In) Provided By
  Investing Activities............... (46,087)   (1,929)  (103,096)         184              (150,928)

Net Cash (Used In) Provided By
  Financing Activities...............  (1,089)  264,726    (85,867)     (41,735)              136,035

Intercompany Investing and Financing
  Activities - Net...................(135,545) (188,403)   310,301       13,647
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................            85,809      1,735         (56)                87,488
Cash and Cash Equivalents Balance,
  Beginning of Period................      10    (5,840)    15,616        6,363                16,149
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     10  $ 79,969  $  17,351  $     6,307  $          $ 103,637
                                     ========  ========= ========== ============ ========== ==========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

	Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

	Business Combinations - When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". Under SFAS No. 141 (for acquisitions subsequent to June 30, 2001) and APB 16 (for acquisitions prior to June 30, 2001) we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible assets less liabilities is recorded as goodwill, indefinite or definite life intangibles. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

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

	Interest - Costs related to properties under development are capitalized during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Costs related to properties not under development are charged to interest expense.

	Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with FIN 46, SFAS 49, SFAS 98, and EITF 97-10 we record specific performance options, options with variable interest entities and other options under Consolidated Inventory Not Owned with the offset to Liabilities from inventory not owned and Minority interest from inventory not owned on our Consolidated Balance Sheets.

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


CAPITAL RESOURCES AND LIQUIDITY

	Our cash uses during the nine months ended July 31, 2003 were for operating expenses, increases in housing inventories, construction, income taxes, interest, the repurchase of common stock, and the acquisition of three homebuilders. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of $150 million Senior Subordinated Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	On December 31, 2000, our stock repurchase program to purchase up to 4 million shares of Class A Common Stock expired. As of December 31, 2000, 3,391,047 shares had been purchased under this program. On July 3, 2001, our Board of Directors authorized a revision to our stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of July 31, 2003, 856,319 shares have been purchased under this program of which 250,000 were repurchased during the nine months ended July 31, 2003.

	Our homebuilding bank borrowings are made pursuant to an amended and restated revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of $590 million through July 2006. Interest is payable monthly and at various rates of either the prime rate plus 0.275% or Libor plus 1.75%. In addition, we pay a fee equal to 0.350% per annum on the weighted average unused portion of the line. We believe that we will be able either to extend the Agreement beyond July 2006 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. Each of our significant subsidiaries except for our financial services subsidiaries is a guarantor under the revolving credit agreement. As of July 31, 2003, there were no borrowings under the Agreement.

	At July 31, 2003 we had $390.3 million of outstanding senior debt ($387 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $150 million 9 1/8% Senior Notes due 2009, and $100 million 8% Senior Notes due 2012. At July 31, 2003, we had $300 million outstanding senior subordinated debt comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, and $150 million 7 3/4% Senior Subordinated Notes due 2013. Each of our significant subsidiaries except for our financial services subsidiaries is a guarantor under the Senior Notes and Senior Subordinated Notes.

	On January 22, 2002 we issued a $165 million five-year Term Loan. The term loan matures in January 2007, and bears interest at either the prime rate plus 1.25% or Libor plus 2.5%. Each of our significant subsidiaries except for our financial services subsidiaries is a guarantor under the Term Loan. At July 31, 2003, borrowings under the Term Loan were $115 million.

	Our mortgage banking subsidiary's warehousing agreement was amended and restated on July 31, 2003. Pursuant to the agreement, we may borrow up to $200 million. The agreement bears an expiration date of July 2004 and interest is payable monthly at the Federal Funds Rate plus 1.375%.
We believe that we will be able either to extend this agreement beyond
July 2004 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of July 31, 2003, the aggregate principal amount of all such borrowings was $137 million.

	Total inventory increased $396.7 million during the nine months ended July 31, 2003. This increase excluded the change in Consolidated Inventory Not Owned of $113.4 million consisting of specific performance options and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10 and Variable Interest Entities in accordance with FIN 46. The $396.7 million increase in inventory was due to increases in inventory levels in all of our housing markets as well as our acquisitions. Excluding the impact from acquisitions of $90.3 million, our Northeast Region increased $117.9 million and California increased $111.9 million, with the balance spread out in our other markets. The increase in our existing markets was primarily the result of seasonality factors and planned future organic growth. Substantially all homes under construction or completed and included in inventory at July 31, 2003 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, term loan, and senior and senior subordinated indebtedness.

	We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of an option fee and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced.



	The following table summarizes housing lots included in our total residential real estate. The July 31, 2003 numbers excluded lots owned and options in locations that we have ceased development.
                               Active    Proposed
                     Active    Selling  Developable  Grand Total
                  Communities   Lots      Lots         Lots
                  -----------  -------  -----------  -----------
July 31, 2003:

Northeast Region..       30      7,091     14,960       22,051
North Carolina....       71      6,489        799        7,288
Metro D.C.........       36      4,393     10,685       15,078
California........       37      5,025     10,981       16,006
Texas.............       71      5,587      3,613        9,200
                  -----------  -------  ----------  -----------
                        245     28,585     41,038       69,623
                  ===========  =======  ==========  ===========
   Owned..........              12,841      4,302       17,143
   Optioned.......              15,744     36,736       52,480
                                ------  ----------  -----------
     Total........              28,585     41,038       69,623
                                =======  =========  ===========


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
                               =======  ==========  ===========

Active selling lots under contract at July 31, 2003 and October 31, 2002 were 5,033 and 3,831, respectively. Such amounts do not include our build on your own lot contracts.


	The following table summarizes our started or completed unsold homes and models:
                              July 31,                October 31,
                               2003                      2002
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    90       56      146      73       46     119
North Carolina......   148       19      167     191       32     223
Metro D.C...........    32       20       52      34       31      65
California..........   153       91      244     193       65     258
Texas...............   577       72      649     261       31     292
Other...............     -        -        -       2       --       2
                     ------   ------   -----   ------   ------   -----
  Total              1,000      258    1,258     754      205     959
                     ======   ======   =====   ======   ======   =====

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $152.1 million and $91.3 million at July 31, 2003 and October 31, 2002, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of such mortgages is being held as an investment by us. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2002

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



Total Revenues:

	Compared to the same prior period, revenues increased as follows:

                                       Three Months Ended
                            ------------------------------------------
                             July 31,    July 31,   Dollar  Percentage
                              2003        2002      Change    Change
                            ------------------------------------------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $  830,734  $  681,329  $149,405    21.9%
  Land sales and other
    revenues...........          4,441      12,651    (8,210)  (64.9%)
  Financial Services...         13,642      10,656     2,986    28.0%
                            ----------  ----------  --------  --------
   Total Revenues...        $  848,817  $  704,636  $144,181    20.5%
                            ==========  ==========  ========  ========

                                      Nine Months Ended
                            ------------------------------------------
                             July 31,    July 31,   Dollar  Percentage
                              2003        2002      Change    Change
                            ------------------------------------------
                                      (Dollars In Thousands)
Homebuilding:

Sale of homes........      $2,104,788 $1,656,813   $447,975     27.0%
Land sales and other
    revenues...........        16,445     34,564    (18,119)   (52.4%)
Financial Services...          35,036     28,319      6,717     23.7%
                           ----------  ---------   --------  --------
   Total Revenues...       $2,156,269 $1,719,696   $436,573     25.4%
                           ==========  =========   ========  ========


Homebuilding:

	Revenues from the sale of homes increased $149.4 million or 21.9% during the three months ended July 31, 2003, and increased $448 million or 27% during the nine months ended July 31, 2003 compared to the same periods last year. Revenues from the sale of homes are recorded at the time each home is delivered and title and possession have been transferred to the buyer.

	Information on homes delivered by market area is set forth below:

                        Three Months Ended    Nine Months Ended
                             July 31,              July 31,
                        ------------------- ---------------------
                           2003      2002       2003       2002
                        ---------  -------- -----------   ---------
                                  (Dollars in Thousands)

Northeast Region(1):
  Housing Revenues.....  $210,039  $177,153  $  494,957   $ 455,171
  Homes Delivered......       647       570       1,540       1,469

North Carolina:
  Housing Revenues.....  $ 65,399  $ 72,437  $  173,938   $ 193,902
  Homes Delivered......       365       393         965       1,044

Metro D. C.:
  Housing Revenues.....  $100,184  $110,030  $  305,927   $ 258,755
  Homes Delivered......       324       386         968         944

California(2):
  Housing Revenues.....  $325,205  $242,631  $  819,369   $ 535,961
  Homes Delivered......     1,090       926       2,846       2,094

Texas(1):
  Housing Revenues.....  $129,907  $ 65,432  $  309,336   $ 172,778
  Homes Delivered......       640       286       1,519         746

Other:
  Housing Revenues.....  $     --  $ 13,646  $    1,261  $   40,246
  Homes Delivered......        --        86           9         258

Totals:
  Housing Revenues.....  $830,734  $681,329  $2,104,788  $1,656,813
  Homes Delivered......     3,066     2,647       7,847       6,555


(1) July 31, 2003 includes deliveries from our Houston, Texas and
     Ohio acquisitions beginning on November 1, 2002, January 1,
     2003, and April 1, 2003, respectively.
(2) July 31, 2002 includes deliveries from our California acquisition beginning on January 10, 2002.

	The increase in housing revenues was partially due to the acquisition of two homebuilders in Houston, Texas and an Ohio homebuilder for the three and nine months ended July 31, 2003 and a full nine months of deliveries from our acquisition in California for the nine months ended July 31, 2003. In addition, these increases were the result of organic growth in Metro D. C. and California (excluding our California acquisition) and increased average sales prices in most of our markets.

	Important indicators of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract (using base sales prices) by market area is set forth below:

                        Sales Contracts for the
                           Nine Months Ended         Contract Backlog
                                July 31,             as of July 31,
                      -------------------------    ---------------------
                          2003           2002         2003       2002
                      -----------     ---------    ---------   ---------
                                      (Dollars in Thousands)
Northeast Region(2)(4):
  Dollars.............$  582,015    $  423,227    $ 613,884   $ 442,037
  Homes...............     1,896         1,478        2,266       1,578

North Carolina:
  Dollars.............$  214,700    $  198,848    $ 128,997   $ 108,502
  Homes...............     1,171         1,074          672         564

Metro D.C.(4):
  Dollars.............$  422,477    $  341,919    $ 368,910   $ 292,044
  Homes...............     1,229         1,085        1,035         920

California(3):
  Dollars.............$  882,976    $  634,009    $ 359,821   $ 286,876
  Homes...............     2,994         2,394        1,103       1,007

Texas(1)(4):
  Dollars.............$  338,197    $  171,409    $ 127,636   $  69,556
  Homes...............     1,722           778          642         295

Other:
  Dollars.............$      313    $   26,861    $      --   $   6,456
  Homes...............         2           172           --          39

Totals:
  Dollars.............$2,440,678    $1,796,273    1,599,248  $1,205,471
  Homes...............     9,014         6,981        5,718       4,403


(1) July 31, 2003 includes sales contracts signed from our Houston, Texas and Ohio acquisitions beginning November 1, 2002 and
January 1, 2003, respectively.
(2) July 31, 2003 includes sales contracts signed from our Ohio acquisition beginning April 1, 2003.
(3) July 31, 2002 includes sales contracts signed from our California acquisition beginning January 10, 2002.
(4) We acquired contract backlog during the nine months ended
July 31, 2003 and 2002 of 694 homes valued at $93.8 million and 535 homes valued at $117 million, respectively.

During August 2003, we signed an additional 1,085 contracts compared to 782 in the same month last year.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended     Nine Months Ended
                                    July 31,             July 31,
                              -------------------  ---------------------
                                2003       2002       2003       2002
                              --------   --------  ----------  ---------
                                        (Dollars in Thousands)

Sale of Homes................ $830,734   $681,329  $2,104,788 $1,656,813
Cost of Sales................  618,650    530,154   1,572,306  1,303,637
                              --------   --------  ----------  ---------
Housing Gross Margin......... $212,084   $151,175  $  532,482 $  353,176
                              ========   ========  ========== ==========

Gross Margin Percentage......    25.5%      22.2%       25.3%      21.3%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Nine Months Ended
                                    July 31,              July 31,
                              -------------------   -------------------
                                2003       2002       2003       2002
                              --------   --------   --------   --------
Sale of Homes................  100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....   67.1%      70.7%      67.2%      71.0%
      Commissions............    2.0%       2.2%       2.1%       2.2%
      Financing concessions..    0.9%       0.9%       0.9%       1.0%
      Overheads..............    4.5%       4.0%       4.5%       4.5%
                              --------   --------   --------   --------
Total Cost of Sales..........   74.5%      77.8%      74.7%      78.7%
                              --------   --------   --------   --------
Gross Margin.................   25.5%      22.2%      25.3%      21.3%
                              ========   ========   ========   ========

	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. We achieved higher gross margins during the three and nine months ended July 31, 2003 compared to the same period last year. The consolidated gross margin increased 3.3% and 4.0% for the three and nine months ended July 31, 2003, respectively. These increased margins are the result of higher sales prices and lower costs resulting from our improvement initiatives.


	Selling, general, and administrative expenses as a percentage of total homebuilding revenues increased to 7.9% for the three months ended July 31, 2003 from 7.6% for the prior year's three months, and increased to 8.5% for the nine months ended July 31, 2003 from 8.2% for the prior year's nine months. Such expenses increased during the three and nine months ended July 31, 2003 by $13.3 million and $41.9 million, repsectively, compared to the same periods last year. The percentage increase for the three and nine months ended July 31, 2003 was due to the modification of our sales associate compensation plan, an increase in administrataive costs associated with opening additional communities, and higher bonus incentives due to higher returns. The dollar increase in selling, general and administrative is primarily due to our 2003 acquisitions as well as a full nine months of expenses from our 2002 California acquisition.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                 Three Months Ended   Nine Months Ended
                                     July 31,              July 31,
                                 ------------------   -------------------
                                   2003      2002       2003       2002
                                 --------  --------   --------   --------

Land and Lot Sales.............. $  3,314  $ 10,587   $ 13,064    $29,127
Cost of Sales...................    3,247     9,522      9,988     24,048
                                 --------  --------   --------   --------
Land and Lot Sales Gross Margin..      67     1,065      3,076      5,079
Interest Expense................      153       112        508        760
                                 --------  --------   --------   --------
Land and Lot Sales Profit (Loss)
  Before Tax.................... $    (86) $    953   $  2,568   $  4,319
                                 ========  ========   ========   ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three and nine months ended July 31, 2003 financial services provided a $6.0 million and $15.4 million profit before income taxes compared to a profit of $5.0 million and $12.2 million for the same period in 2002. These increases are primarily due to reduced costs, increased mortgage loan amounts, and the addition of a mortgage joint venture from our California acquisition for a full nine months.



Corporate General and Administrative

	Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses increased to 2.0% for the three months ended July 31, 2003 from 1.7% for the prior year's three months and increased to 2.1% for the nine months ended July 31, 2003 from 2.0% for the prior year's nine months. Corporate general and administrative expenses increased $4.8 million and $11.3 million during the three and nine months ended July 31, 2003, respectively, compared to the same periods last year. Increases in corporate general and administrative dollar expenses are primarily attributed to higher employee incentives due to a higher return on equity.


Interest

	Interest expense includes housing and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended  Nine Months Ended
                                 July 31,            July 31,
                            ------------------  ------------------
                              2003      2002      2003      2002
                            --------  --------  --------  --------

Sale of Homes.............. $ 17,051  $ 15,737   $43,800   $41,593
Land and Lot Sales.........      153       112       508       760
                            --------  --------  --------  --------
Total...................... $ 17,204  $ 15,849   $44,308   $42,353
                            ========  ========  ========  ========

	Housing interest as a percentage of sale of homes revenues decreased to 2.1% for the three and nine months ended July 31, 2003, respectively, compared to 2.3% and 2.5% for the three and nine months ended July 31, 2002, respectively. These percentage decreases are primarily attributed to a decrease in debt leverage of our Company due to the growth in equity from earnings, and lower interest rates.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, amortization of consultant's agreement and the right of first refusal agreement from our California acquisition, amortization of definite life intangibles from our acquisitions, minority interest relating to joint ventures, and corporate-owned life insurance loan interest.


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

	In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on our financial position or results of operations. Our disclosure of guarantees is included in Note 14 to the consolidated financial statements - unaudited.

	In December 2002, the Financial Accounting Standards Board issued
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends (SFAS) No. 123. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the affect of the method used on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 in our second fiscal quarter ending April 30, 2003. Our disclosure of accounting for stock-based compensation is included in Note 2 to the consolidated financial statements - unaudited.

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

	Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet. The fair value of the VIE's inventory will be reported as "Consolidated Inventory Not Owned - Variable Interest Entities".

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

	At July 31, 2003, we consolidated nine VIE's created from February 1, 2003 to July 31, 2003 as a result of our option to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these three VIE's totaling $11.7 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE's was $93.2 million of which $6.2 million was not optioned to our Company. We were able to ascertain that one VIE had third party debt amounting to $1.4 million. Since we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $80.1 million, was reported on the balance sheet as Minority interest.
Creditors of these VIE's have no recourse against our company.

	We will continue to secure land and lots using options. Including the deposits with the nine VIE's above, at July 31, 2003 we have total cash and letters of credit deposits amounting to approximately $180.2 million to purchase land and lots with a total purchase price of $2.4 billion. Not all our deposits are with VIE's. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met. We are in the process of evaluating all option purchase agreements in effect as of January 31, 2003. Options with VIE's where we are the primary beneficiary will be consolidated by our fiscal year end October 31, 2003.



Total Taxes

	Total taxes as a percentage of income before taxes amounted to approximately 37.3% and 36.8% for the three months ended July 31, 2003 and 2002, respectively, and 37.4% and 37.6% for the nine months ended July 31, 2003 and 2002, respectively. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


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


Mergers and Acquisitions

	On January 10, 2002, we acquired a California homebuilder for a total purchase price of $196.5 million, of which $151.6 million was paid in cash and 2,208,738 shares of our Class A Common Stock were issued. At the date of acquisition we also paid off approximately $88.0 million of their third party debt. During the second quarter ended April 30, 2003 we exercised the right to retire at no cost 750,000 Class A Common Stock shares that were held by the selling principal under the terms of the acquisition. On November 1, 2002 and December 31, 2002 we acquired two Houston homebuilding companies for an approximate aggregate purchase price of $100.0 million. On April 9, 2003 we acquired a build-on-your-own lot homebuilder in Ohio, and on August 8, 2003 we acquired a homebuilder in Phoenix, Arizona.


Safe Harbor Statement

	All statements in this Form 10-Q that are not historical facts should be considered as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:
	.  Changes in general and local economic and business conditions
	.  Weather conditions
	.  Changes in market conditions
	. Changes in home prices and sales activity in the California, New Jersey, Texas, North Carolina, Virginia, and Maryland markets
	. Government regulation, including regulations concerning development of land, the homebuilding process, and the environment
	.  Fluctuations in interest rates and the availability of mortgage financing
	.  Shortages in and price fluctuations of raw materials and labor
	.  The availability and cost of suitable land and improved lots
	.  Levels of competition
	.  Availability of financing to the Company
	.  Utility shortages and outages or rate fluctuations
	.  Geopolitical risks, terrorist acts and other acts of war

	These risks, uncertainties, and other factors are described in detail in Item 1 and 2 Business and Properties in our Form 10-K for the year ended October 31, 2002.




Quantitative and Qualitative Disclosures About Market Risk.

	The primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of July 31, 2003, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

                                      As of July 31, 2003
                   -------------------------------------------------------------
                                     Expected Maturity Rate
                                     ----------------------
                                                                                            FMV @
                     2003     2004    2005    2006    2007    2008    Thereafter   Total    7/31/03
                   -------  -------  ------  ------ -------- -------- ----------  --------  --------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate...... $ 29,241 $   75  $   81  $   88 $140,346 $    104 $ 550,200   $720,135   $755,935
  Average interest
    rate..........   6.75%    8.38%   8.38%   8.38%   10.50%    8.38%    8.48%       8.80%        --
  Variable rate...     --       --      --      -- $115,000       --       --    $115,000   $115,000
  Average interest
    rate..........     --       --      --      --      (2)       --       --          --         --

 (1) Does not include bonds collateralized by mortgages receivable.
 (2) LIBOR plus 2.5%



Item 4.  CONTROLS AND PROCEDURES

	The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The company's management, with the participation of the company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of July 31, 2003. Based upon that evaluation and subject to the foregoing, the company's chief executive officer and chief financial officer concluded that the design and operation of the company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

	In addition, there was no change in the company's internal control over financial reporting that occurred during the quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


PART II.  Other Information
    Item 6.      Exhibits and Reports on Form 8-K.
        (a)
                 Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

                 Exhibit 3(b) Certificate of Amendment of
                 Certificate of Incorporation of the Registrant.

                 Exhibit 3(c) Restated Bylaws of the Registrant. (3)

                 Exhibit 10(a) Third Amended and Restated Credit
                 Agreement dated June 19, 2003. (2)

                 Exhibit 10(b) First Amendment to First Restated
                 K. Hovnanian Mortgage, Inc. Revolving Credit
                 Agreement dated July 31, 2003.

                 Exhibit 31(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

                 Exhibit 31(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

                 Exhibit 32(a) Certification of Chief Executive
                 Officer Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002.

                 Exhibit 32(b) Certification of Chief Financial
                 Officer Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002.

            (1) Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on
                 Form S-1 of the Registrant.

            (2)  Incorporated by reference to Exhibits to Annual
                 Report on Form 10-K for the year ended
                 February 28, 1994 of the Registrant.

            (3) Incorporated by reference to Exhibits to Registration Statement (No. 333-106761) on Form S-3 of the
                 Registrant.


        (b)      Reports on Form 8-K

                 No reports on Form 8-K have been filed during the quarter for which this report is filed. The following report on Form 8-K has been furnished during the quarter for which this report is filed:

                      On May 23, 2003, the Company furnished a report
                 on Form 8-K, Item 9 (pursuant to Item 12 in accordance with SEC Release 33-8216; 34-47583; IC-25983; March 27,
                 2003), relating to the Company's press release dated May 28, 2003 relating to its preliminary financial results for the second quarter ended April 30, 2003.




                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  September 12, 2003           /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  September 12, 2003           /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller


                                                      Exhibit 31(a)

CERTIFICATIONS

I, Ara K. Hovnanian, President & Chief Executive Officer of Hovnanian Enterprises, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-Q of Hovnanian Enterprises, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the cast of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  September 12, 2003

/S/ARA K. HOVNNAIAN
Ara K. Hovnanian
President and Chief Executive Officer


                                                      Exhibit 31(b)

CERTIFICATIONS


I, J. Larry Sorsby, Executive Vice President & Chief Financial Officer of Hovnanian Enterprises, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-Q of Hovnanian Enterprises, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  September 12, 2003

/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and Chief Financial Officer



                                                   Exhibit 32(a)


CERTIFICATION PURSUANT TO
 18 U.S.C. SECTION 1350,
 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Hovnanian Enterprises, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ara K. Hovnanian, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  September 12, 2003

/S/ARA K. HOVNANIAN
Ara K. Hovnanian
President and Chief Executive Officer


                                                       Exhibit 32(b)



CERTIFICATION PURSUANT TO
 18 U.S.C. SECTION 1350,
 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Hovnanian Enterprises, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Larry Sorsby, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  September 12, 2003

/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and Chief Financial Officer