Form 10-K
period 2003-10-31
HOVNANIAN ENTERPRISES INC
filed 2004-01-21
CIK 357294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number: 1-8551

Hovnanian Enterprises, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-1851059 (I.R.S. Employer Identification No.)

10 Highway 35, P.O. Box 500, Red Bank, N.J. (Address of Principal Executive Offices)	07701 (Zip Code)

732-747-7800
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act – None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X]    No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2003 was $654,743,810.

As of the close of business on January 5, 2004, there were outstanding 23,044,974 shares of the Registrant’s Class A Common Stock and 7,330,140 shares of its Class B Common Stock.

Documents Incorporated by Reference:

Part III – Those portions of registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of shareholders to be held on March 5, 2004 which are responsive to Items 10, 11, 12 and 13.

HOVNANIAN ENTERPRISES, INC.
FORM 10-K
TABLE OF CONTENTS

Item		Page
	PART I
1 and 2	Business and Properties	1
3	Legal Proceedings	7
4	Submission of Matters to a Vote of Security Holders	8
	Executive Officers of the Registrant	8

	PART II
5	Market for the Registrant’s Common Equity and Related Stockholder Matters	8
6	Selected Consolidated Financial Data	9
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
7A	Quantitative and Qualitative Disclosures About Market Risk	22
8	Financial Statements and Supplementary Data	23
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
9A	Controls and Procedures	23

	PART III
10	Directors and Executive Officers of the Registrant	24
	Executive Officers of the Registrant	24
11	Executive Compensation	25
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25
13	Certain Relationships and Related Transactions	25

	PART IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	26
	Signatures	28

PART I

ITEMS 1 AND 2 – BUSINESS AND PROPERTIES

Business Overview

We design, construct and market high quality single-family detached homes and attached condominium apartments and townhouses in planned residential developments and are one of the nation’s largest builders of residential homes. Originally founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1982. Since the incorporation of our predecessor company, we have delivered in excess of 167,000 homes, including 11,531 homes in fiscal 2003. The Company consists of two operating groups: homebuilding and financial services. Our financial services group provides mortgage loans and title services to our homebuilding customers.

We are currently offering homes for sale in 257 communities in 23 markets throughout the United States. We primarily market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. We offer a variety of home styles at base prices ranging from $70,000 to $973,000 with an average sales price including options in fiscal 2003 of $271,000.

Our operations span all significant aspects of the home-buying process – from design, construction and sale, to mortgage origination and title services.

The following is a summary of our growth history:

1959 – Founded by Kevork Hovnanian as a New Jersey homebuilder.

1983 – Completed initial public offering.

1986 – Entered the North Carolina homebuilding market through the acquisition of New Fortis.

1992 – Entered the greater Washington D.C. market.

1994 – Entered the Coastal Southern California market.

1998 – Expanded in the greater Washington D.C. market through the acquisition of P.C. Homes.

1999 –	Entered the Dallas, Texas market through our acquisition of Goodman Homes. Further diversified and strengthened our position as New Jersey’s largest homebuilder through the acquisition of Matzel & Mumford.

2001 –	Continued expansion in the greater Washington D.C. and North Carolina markets through the acquisition of Washington Homes. This acquisition further strengthened our operations in each of these markets.

2002 –	Entered the Central Valley market in Northern California and Inland Empire region of Southern California through the acquisition of Forecast Homes.

2003 –	Expanded operations in the Texas and entered the Houston market through the acquisition of Parkside Homes and Brighton Homes. Entered the greater Ohio market through our acquisition of Summit Homes and entered the greater metro Phoenix market through our acquisition of Great Western Homes.

2004 –	In November 2003 we entered the greater Tampa, Florida market through the acquisition of Windward Homes.

Hovnanian markets and builds homes that are constructed on-site in four regions which include 16 of the nation’s strongest housing markets. These four regions are the Northeast, Southeast, Southwest, and West.

Geographic Breakdown of Markets by Region

Northeast:	New Jersey, Southern New York, Pennsylvania, and Ohio
Southeast:	Washington D.C., Maryland, North Carolina, South Carolina, Virginia, West Virginia, and Florida
Southwest:	Arizona and Texas
West:	California

We employed approximately 3,249 full-time associates as of October 31, 2003.

Our Corporate offices are located at 10 Highway 35, P. O. Box 500, Red Bank, New Jersey 07701, our telephone number is (732)747-7800, and our Internet website address is www.khov.com. We make available through our website our annual report on Form 10-K as soon as reasonably practicable after it is filed with the SEC. Copies of the Company’s quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request.

Business Strategies

The following is a summary of our key business strategies. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation, and adherence to these principles will dramatically improve our business, lead to higher profitability for our shareholders and give us a clear advantage over our competitors.

Our market concentration strategy is a key factor that enables us to achieve powers and economies of scale and differentiate ourselves from most of our competitors. Our goal is to become a significant builder in each of the selected markets in which we operate.

We offer a broad product array to provide housing to a wide range of customers. Our customers consist of first-time buyers, first- and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. Our diverse product array includes single family detached, attached townhomes and condominiums, urban infill and active adult homes.

We are committed to customer satisfaction and quality in the homes that we build. We recognize that our future success rests in the ability to deliver quality homes to satisfied customers. We seek to expand our commitment to customer service through a variety of quality initiatives. In addition, our focus remains on attracting and developing quality associates. We use several leadership development and mentoring programs to identify key individuals and prepare them for positions of greater responsibility within the Company.

We focus on achieving high return on invested capital. Each new community, whether through organic growth or acquisition, is evaluated based on its ability to meet or exceed internal rate of return projections. Incentives for both local and senior management are based, primarily, on the ability to generate returns on capital deployed. Our belief is that the best way to create lasting value for our shareholders is through a strong focus on return on invested capital.

We utilize a risk adverse land strategy. We attempt to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. This policy significantly reduces our risk and generally allows us to obtain necessary development approvals before acquisition of the land.

We adhere to a strategy of achieving growth through expansion of our organic operations and through the selected acquisition of other homebuilders. In our existing markets, we continue to introduce a broader product array to gain market share and reach a more diverse group of customers. Selective acquisitions have expanded our geographic footprint, strengthened our market share in existing markets and further diversified our product offerings. Integration of acquired companies is our core strength and organic growth after an acquisition is boosted by deployment of our broad product array. Acquisitions limit our market-specific start-up costs, and allow us to gain an immediate foothold in a market, without the usual learning curve and associated risks.

We seek to expand our financial services operations to better serve all of our homebuyers. Our current mortgage financing and title service operations enhance the profitability and growth of our company.

We are committed to becoming a better and more efficient homebuilding company. Over the past few years, our strategies have included several initiatives to fundamentally transform our traditional practices used to design, build and sell homes and focus on “building better.” These performance enhancing initiatives, processes and systems have been successfully used in other manufacturing industries and include implementation of standardized “best practice processes”, rapid cycle times, vendor consolidation, vendor partnering, distribution, fabrication and installation, and just-in-time material procurement. Other initiatives include standardized home designs that can be deployed in multiple geographic markets with minimal architectural modification.

Operating Policies and Procedures

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

Land Acquisition, Planning and Development – Before entering into a contract to acquire land, we complete extensive comparative studies and analyses which assist us in evaluating the economic feasibility of such land acquisition. We generally follow a policy of acquiring options to purchase land for future community developments.

•	We typically acquire land for future development principally through the use of land options which need not be exercised before the completion of the regulatory approval process. We attempt to structure these options with flexible take down schedules rather than with an obligation to take down the entire parcel upon approval. Additionally, we purchase improved lots in certain markets by acquiring a small number of improved lots with an option on additional lots. This allows us to minimize the economic costs and risks of carrying a large land inventory, while maintaining our ability to commence new developments during favorable market periods.
•	Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional, nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In such instances, we generally are not able to recover any predevelopment costs.

We offer a wide range of customer options to satisfy individual customer tastes. We have large regional home design galleries in New Jersey, Virginia, Maryland, North Carolina, Texas, and California.

Design – Our residential communities are generally located in suburban areas near major highways. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures and colors. Recreational amenities such as swimming pools, tennis courts, club houses and tot lots are frequently included.

Construction – We design and supervise the development and building of our communities. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We employ subcontractors for the installation of site improvements and construction of homes. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. We rigorously control costs through the use of computerized monitoring systems. Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. A majority of our single family detached homes are constructed after the signing of a contract and mortgage approval has been obtained. This limits the build-up of inventory of unsold homes and the costs of maintaining and carrying that inventory.

Materials and Subcontractors – We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we contract with subcontractors to construct our homes. Hovnanian has reduced construction and administrative costs by consolidating the number of vendors serving markets and by executing national purchasing contracts with select vendors. In recent years, Hovnanian has experienced no significant construction delays due to shortages of materials or labor. Hovnanian cannot predict, however, the extent to which shortages in necessary materials or labor may occur in the future.

Marketing and Sales – Our residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. We make use of newspaper, radio, magazine, our website, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in our comprehensive marketing program. In addition, we have opened home design galleries in our Northeast Region, Virginia, Maryland, Texas, North Carolina, and California, which have increased option sales and profitability in these markets.

Customer Service and Quality Control – Associates responsible for customer service participate in pre-closing quality control inspections as well as responding to post-closing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us. In some of our markets, our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home’s materials and workmanship, a two-year warranty for the home’s heating, cooling, ventilating, electrical and plumbing systems and a ten-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

Customer Financing – We sell our homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 2003, 8.3% of our homebuyers paid in cash and over 74% of our non-cash homebuyers obtained mortgages originated by one of our wholly-owned mortgage banking subsidiaries or our mortgage joint venture in California. Mortgages originated by our wholly-owned mortgage banking subsidiaries are sold in the secondary market.

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

Current base prices for our homes in contract backlog at October 31, 2003 (exclusive of upgrades and options) range from $70,000 to $700,000 in our Northeast Region, from $93,000 to $931,000 in our Southeast Region, from $84,000 to $654,000 in our Southwest Region, and from $150,000 to $973,000 in our West Region. Closings generally occur and are typically reflected in revenues from two to nine months after sales contracts are signed.

Information on homes delivered by market area is set forth below:

	Year Ended
(Housing Revenue in Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Northeast Region(1):
Housing Revenues	$774,209	$660,250	$570,647
Homes Delivered	2,387	2,144	1,860
Average Price	$324,344	$307,952	$306,799
Southeast Region(3):
Housing Revenues	$682,210	$660,328	$566,205
Homes Delivered	2,720	2,806	2,743
Average Price	$250,813	$235,327	$206,418
Southwest Region(1):
Housing Revenues	$481,634	$240,181	$215,045
Homes Delivered	2,431	1,033	1,003
Average Price	$198,122	$232,508	$214,402
West Region(2):
Housing Revenues	$1,190,516	$852,373	$280,582
Homes Delivered	3,984	3,220	760
Average Price	$298,824	$264,712	$369,187
Other(4):
Housing Revenues	$1,261	$48,963	$61,238
Homes Delivered	9	311	425
Average Price	$140,111	$157,437	$144,089
Combined Total:
Housing Revenues	$3,129,830	$2,462,095	$1,693,717
Homes Delivered	11,531	9,514	6,791
Average Price	$271,427	$258,787	$249,406

(1)  October 31, 2003 includes deliveries from our Texas, Ohio, and Arizona acquisitions beginning on November 1, 2002, January 1, 2003, April 1, 2003, and August 13, 2003, respectively.

(2)  October 31, 2002 includes deliveries from our California acquisition beginning on January 10, 2002.

(3)  October 31, 2001 includes deliveries from our Southeast Region acquisition beginning on January 24, 2001.

(4)  Other includes operations from markets we have exited in recent years.

The value of our net sales contracts increased 35.4% to $3,294.6 million for the year ended October 31, 2003 from $2,432.2 million for the year ended October 31, 2002. This increase was the net result of a 30.8% increase in the number of homes contracted to 12,285 in 2003 from 9,394 in 2002. By market, on a dollar basis, the Northeast Region increased 38.6%, the Southeast Region increased 27.7%, the Southwest Region increased 111.4% and the West Region increased 24.7%. Excluding acquisitions, our net contracts increased in all of our regions and we continue to experience solid demand for new homes in all our markets. Our increases were due to increased sales and increased sales prices in all of our regions except in our Southwest Region where sales prices decreased slightly due to a shift in our mix of communities to those with more entry level homes.

The following table summarizes our active communities under development as of October 31, 2003. The contracted not delivered and remaining home sites available in our active communities under development are included in the 74,298 total home lots under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Communities	Approved Lots	Homes Delivered	Contracted Not Delivered(1)	Remaining Home Sites Available(2)
Northeast Region	32	12,937	4,401	1,477	7,059
Southeast Region	107	16,360	6,197	1,761	8,402
Southwest Region	81	10,495	3,368	989	6,138
West Region	37	14,746	7,387	793	6,566
Total	257	54,538	21,353	5,020	28,165

(1)  Includes 807 lots under option and excludes 741 lots under our “build on your own lot” program.

(2)  Of the total remaining home sites available, 1,354 were under construction or completed (including 275 models and sales offices), 16,267 were under option, and 268 were financed through purchase money mortgages.

The following table summarizes our total started or completed unsold homes as of October 31, 2003:

	Unsold Homes	Models	Total
Northeast Region	130	44	174
Southeast Region	207	32	239
Southwest Region	557	94	651
West Region	185	105	290
Total	1,079	275	1,354

Backlog

At October 31, 2003 and October 31, 2002, we had a backlog of signed contracts for 5,761 homes and 3,857 homes, respectively, with sales values aggregating $1,530.4 million and $1,076.7 million, respectively. Substantially all of our backlog at October 31, 2003 is expected to be completed and closed within the next twelve months. At November 30, 2003 and 2002, our backlog of signed contracts was 6,508 homes and 4,051 homes, respectively, with sales values aggregating $1,716.8 million and $1,130.8 million, respectively.

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast Region and the Southeast Region we typically obtain an additional 5% to 10% down payment due 30 to 60 days after signing. The contract may include a financing contingency, which permits the customer to cancel his obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution.

Residential Land Inventory

It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2003, exclusive of communities under development described under “Business and Properties – Residential Development Activities,” is summarized in the following table. The proposed developable lots in communities under development are included in the 74,298 total home lots under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(In Thousands)	Number of Proposed Communities	Proposed Developable Lots	Total Land Option Price	Book Value(1)(2)
Northeast Region:
Under Option	110	14,331	$541,472	$76,145
Owned	5	1,413		56,731
Total	115	15,744		132,876
Southeast Region:
Under Option	91	10,614	$637,389	23,935
Owned	8	1,731		36,666
Total	99	12,345		60,601
Southwest Region:
Under Option	49	6,191	$158,551	18,195
Owned	4	622		6,997
Total	53	6,813		25,192
West Region:
Under Option	21	4,618	$139,096	22,326
Owned	13	1,593		45,037
Total	34	6,211		67,363
Totals:
Under Option	271	35,754		140,601
Owned	30	5,359		145,431
Combined Total	301	41,113		$286,032

(1)  Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2003, option fees and deposits aggregated approximately $60.9 million. As of October 31, 2003, we spent an additional $79.7 million in non-refundable predevelopment costs on such properties.

(2)  The book value of $286.0 million is identified on the balance sheet as “Inventories – land, land options, held for future development or sale,” and does not include inventory in Poland amounting to $4.0 million for communities partially under construction. The book value does include option deposits of $7.3 million for specific performance options, $4.7 million for other option deposits, and $7.5 million for variable interest entity deposits reported under “Consolidated Inventory Not Owned”.

In our Northeast Region, our objective is to control a supply of land sufficient to meet anticipated building requirements for at least four years. We typically option parcels of unimproved land for development.

In our Southeast Region, a portion of the land we acquired was from land developers on a lot takedown basis. In our Southwest Region, we primarily acquire improved lots from land developers. Under a typical agreement with the lot developer, we purchase a minimal number of lots. The balance of the lots to be purchased is covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in these markets, we are currently optioning parcels of unimproved land for development.

In our West Region, where possible, we plan to option developed or partially developed lots. With a limited supply of developed lots in the West, we are also optioning parcels of unimproved land for development.

Customer Financing

At our communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through our mortgage subsidiaries. We believe that the ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

Our business consists of providing our customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. We originate loans in New Jersey, New York, Pennsylvania, Maryland, Virginia, North Carolina, Texas, Ohio, and California. During the year ended October 31, 2003, approximately 8.3% of our homebuyers paid in cash and over 74% of our non-cash homebuyers obtained mortgages originated by one of our wholly-owned mortgage banking subsidiaries or our mortgage joint venture in our Northeast Region and West Region.

We customarily sell virtually all of the loans and loan servicing rights that we originate. Loans are sold either individually or in pools to GNMA, FNMA, or FHLMC or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

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

Environmental.  We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment (“environmental laws”). The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

Conclusion.  Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and substantial expenditures for pollution and water quality control, which could have a material adverse effect our profitability. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretation and application.

Company Offices:  We own a 24,000 square foot office complex located in the Northeast Region that serves as our corporate headquarters. We also own 234,992 square feet of office and warehouse space throughout our Northeast Region and 6,846 square feet of office space in our Southeast Region. We lease approximately 330,038 square feet of space for our other operating divisions located in our Northeast Region, Southeast Region, Southwest Region and West Region.

ITEM 3 – LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. Over the past several years, general liability insurance for homebuilding companies and their suppliers and subcontractors has become very difficult to obtain. The availability of general liability insurance has been limited due to a decreased number of insurance companies willing to write for the industry. In addition, those few insurers willing to write liability insurance have significantly increased the premium costs. The Company has been able to obtain general liability insurance but at higher premium costs with higher deductibles. The Company has been advised that a significant number of its subcontractors and suppliers have also had difficulty obtaining insurance that also provides coverage to the Company. While no assurance can be given, the Company believes that it will be able to continue to obtain coverage but at higher total costs.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended October 31, 2003 no matters were submitted to a vote of security holders.

Executive Officers of the Registrant

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our Class A Common Stock is traded on the New York Stock Exchange and was held by 459 shareholders of record at January 5, 2004. There is no established public trading market for our Class B Common Stock, which was held by 334 shareholders of record at January 5 , 2004. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2003, 2002, and 2001:

	Class A Common Stock
	Oct. 31, 2003		Oct. 31, 2002		Oct. 31, 2001
Quarter	High	Low	High	Low	High	Low
First	$38.80	$29.13	$22.40	$10.00	$9.99	$7.19
Second	$40.20	$28.72	$32.40	$19.07	$18.75	$8.75
Third	$69.17	$39.21	$38.75	$24.31	$19.34	$13.00
Fourth	$82.57	$47.92	$40.56	$24.70	$15.00	$9.71

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $372.8 million of retained earnings was free of such restrictions at October 31, 2003. We have never paid a cash dividend nor do we currently intend to pay cash dividends.

ITEM 6 – SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial data and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.

	Year Ended
Summary Consolidated Income Statement Data (In Thousands, Except Per Share Data)	October 31, 2003	October 31, 2002	October 31, 2001	October 31, 2000	October 31, 1999
Revenues	$3,201,857	$2,551,106	$1,741,990	$1,135,559	$946,414
Expenses	2,790,339	2,325,376	1,635,636	1,083,741	897,133
Income before income taxes	411,518	225,730	106,354	51,818	49,281
State and Federal income taxes	154,138	88,034	42,668	18,655	19,206
Net income	$257,380	$137,696	$63,686	$33,163	$30,075
Per Share Data:
Basic:
Net income	$8.31	$4.53	$2.38	$1.51	$1.41
Weighted average number of common shares outstanding	30,960	30,405	26,810	21,933	21,404
Assuming Dilution:
Net income	$7.85	$4.28	$2.29	$1.50	$1.39
Weighted average number of common shares outstanding	32,769	32,155	27,792	22,043	21,612

Summary Consolidated Balance Sheet Data	October 31, 2003	October 31, 2002	October 31, 2001	October 31, 2000	October 31, 1999
Total assets	$2,332,371	$1,678,128	$1,064,258	$873,541	$712,861
Mortgages, term loans and notes payable	$326,216	$215,365	$111,795	$78,206	$110,228
Senior notes, and senior subordinated notes	$687,166	$546,390	$396,544	$396,430	$250,000
Stockholders’ equity	$819,712	$562,549	$375,646	$263,359	$236,426

Note: See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for impact of our 2001, 2002, and 2003 acquisitions in our operating results.

Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

For purposes of computing the ratio of earnings to fixed charges and the ratio earnings to combined fixed charges and preferred dividends, earnings consist of earnings from continuing operations before income taxes, minority interest, extraordinary items and cumulative effect of accounting changes, plus fixed charges (interest charges and preferred share dividend requirements of subsidiaries, adjusted to a pretax basis), less interest capitalized, less preferred share dividend requirements of subsidiaries adjusted to a pretax basis and less undistributed earnings of affiliates whose debt is not guaranteed by us.

The following table sets forth the ratios of earnings to fixed charges and earnings to combined fixed charges and preferred dividends for the periods indicated:

	Years Ended October 31,
	2003	2002	2001	2000	1999
Ratio of earnings to fixed charges	6.7	4.7	3.1	2.2	3.0
Ratio of earnings to combined fixed charges and preferred stock dividends	6.7	4.7	3.1	2.2	3.0

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Business Combinations – When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”). Under SFAS 141 (for acquisitions subsequent to June 30, 2001) and Accounting Principles Board (“APB”) Opinion 16 (for acquisitions prior to June 30, 2001) we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible assets less liabilities is recorded as goodwill, indefinite or definite life intangibles. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

Income Recognition from Home and Land Sales – Income from home and land sales are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

Income Recognition from Mortgage Loans – Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer and the sales price is collected.

Inventories – For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted future cash flows generated from expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

Insurance Deductible Reserves – Our deductible is $150,000 per occurrence for worker’s compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated future losses during 2003 and 2002.

Interest – Costs related to properties under development are capitalized during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Costs related to properties not under development are charged to interest expense.

Land Options – Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”)“Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 “Accounting for Product Financing Arrangements” (“SFAS 49”), SFAS No. 98 “Accounting for Leases” (“SFAS 98”), and Emerging Issues Task Force (“EITF”) No. 97-10 “The Effects of Lessee Involvement in Asset Construction” (“EITF 97-10”), we record on the Consolidated Balance Sheet specific performance options, options with variable interest entities, and other options under Consolidated inventory not owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from company acquisitions. We no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2003 and 2002, and determined that no impairment of intangibles existed. We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

Post Development Completion Costs – In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheets.

Capital Resources and Liquidity

Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, southern New York state, Pennsylvania, and Ohio), our Southeast Region (Washington D.C., Maryland, Virginia, West Virginia, North Carolina, South Carolina, and Florida), our Southwest Region (Texas and Arizona), and our West Region

(California). During the year ended October 31, 2002, we substantially liquidated our operations in the Mid-South. In addition, we provide financial services to our homebuilding customers.

Our cash uses during the twelve months ended October 31, 2003 were for operating expenses, increases in housing inventories, construction, income taxes, interest, the repurchase of common stock, the purchase of senior notes, the paydown of our revolving credit facility, and the acquisition of four homebuilders. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of $150 million Senior Subordinated Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

At October 31, 2003, there was no cash balance outstanding under our $590 million revolving credit facility and we had approximately $120 million of cash. At October 31, 2003, we had issued $130.3 million of letters of credit which reduces cash available under our revolving credit facility.

Cash requirements for fiscal 2004 are projected to increase as we continue to open new communities and fund organic growth. We anticipate moderate usage under the existing revolving credit facility to replenish inventory associated with the construction of new homes. On November 3, 2003, we issued 6 1/2% Senior Notes which generated proceeds of approximately $215 million. The purpose of this issuance was to fund existing operations and to ensure that we maintain ample liquidity to fund future growth.

Our net income historically does not approximate cash flow from operating activities. The difference between net income and cash flow from operating activities is primarily caused by changes in receivables, prepaid and other assets, interest and other accrued liabilities, accounts payable, inventory levels, mortgage loans and liabilities, and non-cash charges relating to depreciation, the writeoff of computer software costs, and impairment losses. In 2001, a portion of the difference was also due to goodwill amortization. When we are expanding our operations, which was the case in fiscal 2003 and 2002, inventory levels, receivables, prepaids and other assets increase causing cash flow from operating activities to decrease. Liabilities also increase as operations expand. The increase in liabilities partially offsets the negative effect on cash flow from operations caused by the increase in inventory levels, receivables, prepaids and other assets. As our mortgage warehouse loan asset increases, cash flow from financing operations decrease. Conversely, as such warehouse loan assets decrease, cash flow from financing operations increase. Depreciation, intangible amortization and impairment losses always increase cash flow from operating activities since they are non-cash charges to operations.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of October 31, 2003, 903,938 shares have been purchased under this program, of which 297,619 and 147,619 were repurchased during the twelve months ended October 31, 2003 and 2002, respectively. In addition, in 2003,we retired 0.8 million shares that were held by a seller of a previous acquisition.

Our homebuilding bank borrowings are made pursuant to an amended and restated revolving credit agreement (the “Agreement”) that provides a revolving credit line and letter of credit line of $590 million through July 2006. Interest is payable monthly and at various rates of either the prime rate plus 0.275% or LIBOR plus 1.75%. In addition, we pay a fee equal to 0.350% per annum on the weighted average unused portion of the line. We believe that we will be able either to extend the Agreement beyond July 2006 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, is a guarantor under the revolving credit agreement. As of October 31, 2003, there were no borrowings under the Agreement.

At October 31, 2003 we had $390.2 million of outstanding senior debt ($387.2 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $150 million 9 1/8% Senior Notes due 2009, and $100 million 8% Senior Notes due 2012. At October 31, 2003, we had $300 million outstanding senior subordinated debt comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, and $150 million 7 3/4% Senior Subordinated Notes due 2013. Each of our significant subsidiaries except for our financial services subsidiaries and joint ventures are a guarantor under the Senior Notes and Senior Subordinated Notes.

On January 22, 2002 we executed a $165 million five-year Term Loan. The Term Loan matures January 22, 2007, and bears interest at either the prime rate plus 1.25% or LIBOR plus 2.5%. Each of our significant subsidiaries except for our financial services subsidiaries and joint ventures is a guarantor under the Term Loan. At October 31, 2003, borrowings under the Term Loan were $115 million.

Our mortgage banking subsidiary’s warehousing agreement was amended and restated on July 31, 2003. Pursuant to the agreement, we may borrow up to $200 million. The agreement expires in July 2004 and interest is payable monthly at the Federal Funds Rate plus 1.375%. We believe that we will be able either to extend this agreement beyond July 2004 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of October 31, 2003, the aggregate principal amount of all borrowings under this agreement was $166.7 million.

Total inventory increased $480.5 million during the twelve months ended October 31, 2003. This increase excluded the change in Consolidated Inventory Not Owned of $98 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and Variable Interest Entities in accordance with FIN 46. See the “Recent Accounting Pronouncements” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional explanation on FIN 46. Excluding the impact from acquisitions of $159.3 million, total inventory in our Northeast Region increased $129.4 million, the Southeast Region increased $75.9 million and our West Region increased $121.1 million. The increase in our existing regions was primarily the result of planned future organic growth. These increases were slightly offset by a $4.7 million decrease in our Southwest Region due to fewer active selling communities. Substantially all homes under construction or completed and included in inventory at October 31, 2003 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, term loan, and senior subordinated indebtedness.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced.

The following table summarizes housing lots included in our total residential real estate:

	Total Home Lots	Contracted Not Delivered	Remaining Lots Available
October 31, 2003:
Northeast Region	24,280	1,477	22,803
Southeast Region	22,508	1,761	20,747
Southwest Region	13,940	989	12,951
West Region	13,570	793	12,777
Total	74,298	5,020	69,278
Owned	21,470	4,213	17,257
Optioned	52,828	807	52,021
Total	74,298	5,020	69,278
October 31, 2002:
Northeast Region	21,399	1,371	20,028
Southeast Region	18,045	1,221	16,824
Southwest Region	4,084	277	3,807
West Region	10,431	955	9,476
Other	29	7	22
Total	53,988	3,831	50,157
Owned	13,362	3,195	10,167
Optioned	40,626	636	39,990
Total	53,988	3,831	50,157

Housing under contract at October 31, 2003 and October 31, 2002 was 5,761 homes and 3,857 homes, respectively, including our “build on your own lot” contracts not included in the above lot table.

The following table summarizes our started or completed unsold homes in active and substantially completed communities:

	October 31, 2003			October 31, 2002
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast Region	130	44	174	73	46	119
Southeast Region	207	32	239	225	63	288
Southwest Region	557	94	651	261	31	292
West Region	185	105	290	193	65	258
Other	—	—	—	2	—	2
Total	1,079	275	1,354	754	205	959

Receivables, deposits and notes increased $16.2 million to $42.5 million at October 31, 2003. The increase was primarily due to increased deposits and escrows related to construction activities and acquisitions in fiscal 2003. Deposits and escrows, and receivables from home sales amounted to $21.6 million and $4.1 million, respectively, at October 31, 2003.

Prepaid expenses and other assets increased $10.8 million to $97.4 million at October 31, 2003. The increase was primarily due to increases in joint ventures and prepaid project costs. We have entered into a few joint ventures with independent third parties to develop and sell land or to develop land to build and sell homes. At October 31, 2003 we have invested $23.2 million in joint ventures. We have no guarantees associated with these unconsolidated joint ventures. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. At October 31, 2003, we have $34.2 million of prepaid project costs. Prepaid expenses and other assets also include debt issuance fees, prepaid insurance, non-qualified associate benefit plan assets and miscellaneous prepaids and assets.

Intangibles increased $57.3 million to $139.6 million at October 31, 2003. $82.7 million are categorized as goodwill and indefinite life intangibles. This amount resulted from company acquisitions prior to fiscal 2003. $57.0 million are categorized as definite life intangibles resulting from acquisitions made in fiscal 2003. To the extent the acquisition price was greater than the book value of tangible assets which were stepped up to fair values, purchase price premiums are classified as intangibles. Professionals were hired to appraise all acquired intangibles. Such appraisals resulted in all fiscal 2003 acquisition premiums to be categorized as definite life intangibles. See the “Critical Accounting Policies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional explanation of intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.

Financial Services – Mortgage loans held for sale consist of residential mortgages receivable of which $223.9 million and $91.3 million at October 31, 2003 and October 31, 2002, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale are being held as an investment. We may incur risk with respect to mortgages that become delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.

Accounts payable and other liabilities increased $31.7 million to $230 million at October 31, 2003. Accounts payable and other liabilities consist primarily of accounts payable, accrued expenses, accrued compensation and reserves, which amounted to $68.9 million, $46.8 million, $67.4 million, and $46.7 million, respectively, at October 31, 2003. The majority of the reserves consist of a warranty accrual for repair costs to homes over $1,000, for community amenities and land development infrastructure. We accrue for warranty costs at the time each home is closed and title and possession have been transferred to the homebuyer as part of cost of sales. In addition, we accrue for warranty costs under our $150,000 per occurrence general liability insurance deductibles as part of selling, general, and administration. Warranty accruals are based upon historical experience. At October 31, 2003 and 2002 the warranty and general liability accruals amounted to $39.5 million and $22.4 million, respectively.

Results of Operations

Total Revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Year Ended
(Dollars in Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Homebuilding:
Sale of homes	$667,735	$768,378	$588,251
Land sales and other revenues	(27,499)	31,396	6,076
Financial services	10,515	9,342	12,104
Total change	$650,751	$809,116	$606,431
Total revenues percent change	25.5%	46.4%	53.4%

Homebuilding

Compared to the same prior period, housing revenues increased $667.7 million or 27.1% for the year ended October 31, 2003, increased $768.4 million or 45.4% for the year ended October 31, 2002, and increased $588.3 million or 53.2% for the year ended October 31, 2001. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

Information on homes delivered by market area is set forth below:

	Year Ended
(Dollars in Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Northeast Region(1):
Housing Revenues	$774,209	$660,250	$570,647
Homes Delivered	2,387	2,144	1,860
Southeast Region(3):
Housing Revenues	$682,210	$660,328	$566,205
Homes Delivered	2,720	2,806	2,743
Southwest Region(1):
Housing Revenues	$481,634	$240,181	$215,045
Homes Delivered	2,431	1,033	1,003
West Region(2):
Housing Revenues	$1,190,516	$852,373	$280,582
Homes Delivered	3,984	3,220	760
Other(4):
Housing Revenues	$1,261	$48,963	$61,238
Homes Delivered	9	311	425
Totals:
Housing Revenues	$3,129,830	$2,462,095	$1,693,717
Homes Delivered	11,531	9,514	6,791

(1)  October 31, 2003 includes deliveries from our Texas, Ohio, and Arizona acquisitions beginning on November 1, 2002, January 1, 2003, April 1, 2003, and August 13, 2003, respectively.

(2)  October 31, 2002 includes deliveries from our California acquisition beginning on January 10, 2002.

(3)  October 31, 2001 includes deliveries from our Southeast Region acquisition beginning on January 24, 2001.

(4)  Other includes operations from markets we have exited in recent years.

The increase in housing revenues during the year ended October 31, 2003 was primarily due to organic growth within our existing operations. Excluding acquisitions, housing revenues and average sales prices increased in all four of our regions combined by 16.8% and 10.9%, respectively. Deliveries increased 5.3% in all regions, combined after excluding deliveries for fiscal 2003 acquisitions. We realized increases in all regions except the Southeast. The decline in deliveries in the Southeast was due to delayed community openings because of severe weather conditions during the early part of fiscal 2003.

Unaudited quarterly housing revenues and net sales contracts by market area using base sales prices for the years ending October 31, 2003, 2002, and 2001 are set forth below:

	Quarter Ended
(In Thousands)	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003
Housing Revenues:
Northeast Region	$279,252	$210,039	$148,155	$136,763
Southeast Region	202,345	165,583	156,162	158,120
Southwest Region	151,406	129,907	106,767	72,662
West Region	392,039	325,205	255,469	238,695
Other	—	—	—	1,261
Total	$1,025,042	$830,734	$666,553	$607,501
Sales Contracts (Net of Cancellations):
Northeast Region	$219,101	$261,625	$204,943	$115,447
Southeast Region	230,807	239,817	248,324	149,037
Southwest Region	112,487	125,292	143,979	68,927
West Region	291,532	336,889	312,469	233,616
Other	—	—	—	313
Total	$853,927	$963,623	$909,715	$567,340
	Quarter Ended
(In Thousands)	October 31, 2002	July 31, 2002	April 30, 2002	January 31, 2002
Housing Revenues:
Northeast Region	$205,079	$177,153	$145,249	$132,769
Southeast Region	207,671	182,467	143,117	127,073
Southwest Region	67,403	65,432	52,820	54,526
West Region	316,412	242,631	178,688	114,642
Other	8,717	13,646	12,512	14,088
Total	$805,282	$681,329	$532,386	$443,098
Sales Contracts (Net of Cancellations):
Northeast Region	$154,623	$148,390	$165,148	$109,689
Southeast Region	138,802	154,488	253,492	132,787
Southwest Region	55,893	54,437	73,145	43,827
West Region	283,607	288,885	261,002	84,122
Other	3,206	6,443	9,053	11,365
Total	$636,131	$652,643	$761,840	$381,790
	Quarter Ended
(In Thousands)	October 31, 2001	July 31, 2001	April 30, 2001	January 31, 2001
Housing Revenues:
Northeast Region	$163,955	$156,366	$126,700	$123,626
Southeast Region	166,720	195,422	134,720	68,489
Southwest Region	68,441	62,360	46,434	37,810
West Region	109,099	61,830	65,339	44,314
Other	11,505	21,313	20,108	9,166
Total	$519,720	$497,291	$393,301	$283,405
Sales Contracts (Net of Cancellations):
Northeast Region	$109,585	$119,073	$155,693	$125,433
Southeast Region	130,425	137,126	248,440	73,660
Southwest Region	45,299	63,640	64,343	37,177
West Region	38,350	66,794	88,620	65,547
Other	12,088	12,673	20,741	4,663
Total	$335,747	$399,306	$577,837	$306,480

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our contract backlog using base sales prices by market area is set forth below:

(Dollars In Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Northeast Region:
Total Contract Backlog	$581,865	$416,264	$322,100
Number of Homes	2,218	1,397	1,160
Southeast Region:
Total Contract Backlog	$526,348	$331,682	$312,504
Number of Homes	1,761	1,221	1,313
Southwest Region:
Total Contract Backlog	$157,655	$60,532	$64,961
Number of Homes	989	277	263
West Region:
Total Contract Backlog	$264,536	$267,305	$53,338
Number of Homes	793	955	172
Other:
Total Contract Backlog	$—	$945	$20,171
Number of Homes	—	7	125
Totals:
Total Contract Backlog	$1,530,404	$1,076,728	$773,074
Number of Homes	5,761	3,857	3,033

In the month of November 2003 we signed an additional 1,125 net contracts amounting to $312.9 million. Between our October 31, 2003 contract backlog and November 2003 net contracts, we have sold approximately 47% of our projected deliveries for fiscal 2004.

Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Year Ended
(Dollars In Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Sale of homes	$3,129,830	$2,462,095	$1,693,717
Cost of sales	2,331,393	1,919,941	1,344,735
Housing gross margin	$798,437	$542,154	$348,982
Gross margin percentage	25.5%	22.0%	20.6%

Cost of sales expenses as a percentage of home sales revenues are presented below:

	Year Ended
	October 31, 2003	October 31, 2002	October 31, 2001
Sale of homes	100.0%	100.0%	100.0%
Cost of sales:
Housing, land and development costs	67.1	70.6	71.5
Commissions	2.1	2.2	2.3
Financing concessions	0.9	1.0	1.0
Overheads	4.4	4.2	4.6
Total cost of sales	74.5	78.0	79.4
Gross margin percentage	25.5%	22.0%	20.6%

We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both the communities and of home types delivered, consolidated gross margin will fluctuate up or down. We achieved higher gross margins during the year ended October 31, 2003 compared to the same period last year. The consolidated gross margin increased 3.5% during the year ended October 31, 2003. This increased margin is primarily the result of higher sales prices. During the year ended October 31, 2003 our margins increased in all of our regions, except in the Southwest Region where they remained flat. During the year ended October 31, 2002, our gross margin percentage increased 1.4% from the previous year. This increase was due to higher sales prices and lower costs resulting from our improvement initiatives. Gross margins for the year ended October 31, 2002 increased in our Southeast Region, West Region (excluding our California acquisition in fiscal 2002), and the Northeast Region. In the Southwest, gross margins declined very slightly in fiscal 2002. The dollar increases in gross margin for each of the three years ended October 31, 2003, 2002, and 2001 were attributed to increased sales, resulting from our acquisitions and increased deliveries in previously existing markets.

Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues have averaged approximately 8.0% for the years ended October 31, 2003, 2002, and 2001. Such expenses increased to $253.7 million for the year ended October 31, 2003 and increased to $194.9 million for the year ended October 31, 2002 from $140.1 million for the previous year. The increased spending year over year was primarily due to our acquisitions and increased deliveries in previously existing markets.

We have written off or written down certain inventories totaling $5.2, $8.2, and $4.4 million during the years ended October 31, 2003, 2002, and 2001, respectively, to their estimated fair value. See “Notes to Consolidated Financial Statements – Note 11” for additional explanation. These write-offs and write-downs were incurred primarily because of the decision not to exercise certain options to purchase land, redesign of communities in planning, a change in the marketing strategy to liquidate a particular property or lower property values.

During the years ended October 31, 2003, 2002, and 2001, we wrote off residential land options and approval and engineering costs amounting to $4.5, $4.0, and $1.9 million, respectively, which are included in the total write-offs mentioned above. When a community is redesigned, abandonded engineering costs are written off. Option and approval and engineering costs are written off when a community’s proforma profitability does not produce adequate returns on the investment commensurate with the risk and we cancel the option. Such write-offs were located in our Northeast Region, Southeast Region, West Region, and Poland.

During the year ended October 31, 2003 we wrote down one community $0.7 million in our Southwest Region. This property was acquired as part of one of our acquisitions. A decision was made to liquidate this property resulting in lower sales prices.

The write-downs of residential inventory during the year ended October 31, 2002 were attributed to Poland and the Mid-South. The write-down in Poland was based upon changes in market conditions. In the Mid-South, land was written down based on a purchase offer. We have made a decision to discontinue selling homes in these two markets and offer the remaining lots for sale. The result of the above decisions was a reduction in inventory carrying amounts to fair value, resulting in a $4.2 million impairment loss.

During the year ended October 31, 2001, we wrote down two residential communities in the Northeast Region, and three in the Southeast Region. The write-down in the Northeast Region was attributed to two communities that were part of a large land acquisition, which resulted in a loss. The write-downs in the Southeast Region were based upon changes in market conditions. The result of the above decisions was a reduction in inventory carrying amounts to fair value, resulting in a $2.5 million impairment loss.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Land and lot sales	$14,205	$42,312	$11,356
Cost of sales	10,931	35,897	10,646
Land and lot sales gross margin	$3,274	$6,415	$710

Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

Financial Services

Financial services consists primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. During the years ended October 31, 2003, October 31, 2002, and October 31, 2001, financial services provided a $22.9, $18.2, and $10.0 million pretax profit, respectively. The increases in 2003, 2002, and 2001 were primarily due to a change in management, reduced costs, increased mortgage loan amounts, and the addition of mortgage operations from our acquisitions. In addition to our wholly-owned mortgage subsidiaries, customers obtained mortgages from our mortgage joint ventures in our Northeast Region (Ohio) in 2003, our West Region in 2002, and our Southwest Region in 2001. In the market areas served by our wholly-owned mortgage banking subsidiaries, approximately 74%, 71%, and 57% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2003, 2002, and 2001, respectively. Servicing rights on new mortgages originated by us will be sold as the loans are closed.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses were 2.0% for the years ended October 31, 2003 and 2002, respectively, and 2.5% for the year ended October 31, 2001. The percentage decrease from the year ended October 31, 2001 was due to increased housing revenues. Increases in corporate general and administrative dollar expenses are primarily attributed to higher employee incentives due to higher returns on equity.

Interest

Interest expense includes housing, and land and lot interest. Interest expense is broken down as follows:

	Year Ended
(In Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Sale of homes	$63,108	$59,276	$51,046
Land and lot sales	550	1,095	400
Total	$63,658	$60,371	$51,446

Housing interest as a percentage of sale of home revenues amounted to 2.0%, 2.4%, and 3.0% for the years ended October 31, 2003, 2002, and 2001, respectively. These percentage decreases are primarily attributed to a decrease in debt leverage of our Company due to growth in equity from earnings and lower interest rates.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, amortization of the consultant’s agreement and the right of first refusal agreement from our California acquisition in fiscal 2002, minority interest relating to joint ventures, corporate-owned life insurance, expenses associated with the early extinguishment of debt, and certain contributions. Also reported in other operations are restructuring charges associated with our Southeast Region merger in fiscal 2001 and expenses associated with exiting our Mid-South market as well as the write off of costs associated with SAP in fiscal 2002, our enterprise-wide operating software. We were not successful in implementing SAP, due to the complexities and limitations in the software program.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on our financial position or results of operations. Our disclosure of guarantees is included in Note 20 to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the affect of the method used on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 in our second fiscal quarter ending April 30, 2003. Our disclosure of accounting for stock-based compensation is included in Notes 2 and 13 to the consolidated financial statements.

In January 2003, the FASB issued FIN 46. A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 is effective immediately for VIE’s created after January 31, 2003. Pursuant to FASB revision to FIN 46 (“FSP 46-6”), a public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after March 15, 2004, if the VIE was created before February 1, 2003, and the public entity has not issued financial statements reporting that VIE in accordance with FIN 46. We have elected to defer the application of FIN 46 to our interests in potential variable interest entities created prior to February 1, 2003 pursuant to FSP 46-6.

Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee, we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet. The fair value of the VIE’s inventory will be reported as “Consolidated Inventory Not Owned – Variable Interest Entities”.

Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not it’s total assets consolidated on the balance sheet. In certain cases we will have to place inventory on our balance sheet the VIE has optioned to other developers. In addition, if the VIE has creditors, it’s debt will be placed on our balance sheet even though the creditors have no recourse against our Company. Based on these observations we believe consolidating VIE’s based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land.

At October 31, 2003, we consolidated VIE’s created from February 1, 2003 to October 31, 2003 as a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these eleven VIE’s totaling $13 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE’s was $100.3 million of which $6.2 million was not optioned to our Company. Because we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $90.3 million, was reported on the balance sheet as “Minority interest from inventory not owned”. Creditors of these VIE’s have no recourse against our Company.

We will continue to secure land and lots using options. Including the deposits with the eleven VIE’s above, at October 31, 2003 we have total cash and letters of credit deposits amounting to approximately $168.6 million to purchase land and lots with a total purchase price of $2.3 billion. Not all our deposits are with VIE’s. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS No. 133, “Account-

ing for Derivative Instruments and Hedging Activities”. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a material effect on our financial position or results of operations.

Total Taxes

Total taxes as a percentage of income before taxes amounted to approximately 37.5%, 39.0%, and 40.1% for the years ended October 31, 2003, 2002, and 2001, respectively. The decrease in this percentage from 2002 to 2003 is primarily attributed to state tax reduction initiatives adopted during Fiscal 2003. In addition, as our pretax profits increase, permanent tax differences that remain relatively constant in dollars have less impact on increasing the effective Federal income tax rate. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets reflected in the balance sheet are recoverable regardless of future income. (See “Notes to Consolidated Financial Statements – Note 10” for an additional explanation of taxes.)

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

Inflation has a lesser short-term effect on us because we generally negotiate fixed price contracts with our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between four to twelve months. Construction costs for residential buildings represent approximately 56% of our homebuilding cost of sales.

Mergers and Acquisitions

On January 10, 2002, we acquired a California homebuilder for a total purchase price of $196.5 million, of which $151.6 million was paid in cash and 2,208,738 shares of our Class A Common Stock were issued. At the date of acquisition we also paid off approximately $88 million of their third party debt. During the second quarter ended April 30, 2003, we exercised the right to retire at no cost 750,000 Class A Common Stock shares that were held by the selling principal under the terms of the acquisition. On November 1, 2002, and December 31, 2002 we acquired two Texas homebuilding companies. On April 9, 2003, we acquired a build-on-your-own lot homebuilder in Ohio, and on August 8, 2003, we acquired a homebuilder in Arizona. Our aggregate net cash purchase price, including payment of third party debt, for fiscal year 2003 acquisitions was approximately $186.4 million. All 2003 acquisitions provide for other payments to be made, generally dependant upon achievement of certain future operating and return objectives.

Safe Harbor Statement

All statements in this Form 10-K that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

.	Changes in general and local economic and business conditions;

.	Weather conditions;

.	Changes in market conditions;

.	Changes in home prices and sales activity in the California, New Jersey, Texas, North Carolina, Virginia, and Maryland markets;

.	Government regulation, including regulations concerning development of land, the homebuilding process, and the environment;

.	Fluctuations in interest rates and the availability of mortgage financing;

.	Shortages in and price fluctuations of raw materials and labor;

.	The availability and cost of suitable land and improved lots;

.	Levels of competition;

.	Availability of financing to the Company;

.	Utility shortages and outages or rate fluctuations; and

.	Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties, and other factors are described in detail in Item 1 and 2 “Business and Properties” in this Form 10-K.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following tables set forth as of October 31, 2003 and 2002, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (“FMV”). There have been no significant changes in our market risk from October 31, 2002 to October 31, 2003.

	For the Year Ended October 31, 2003
(Dollars in Thousands)	2004	2005	2006	2007	2008	Thereafter	Total	FMV at 10/31/03
Long Term Debt(1):
Fixed Rate	$43,869	$81	$88	$140,346	$ 104	$550,253	$734,741	$798,347
Average interest rate	6.49%	8.38%	8.38%	10.50%	8.38%	8.48%	8.74%	—
Variable rate	—	—	—	—	$115,000	—	$115,000	$115,000
Average interest rate	—	—	—	—	(2)	—	—	—

	For the Year Ended October 31, 2002
(Dollars in Thousands)	2003	2004	2005	2006	2007	Thereafter	Total	FMV at 10/31/02
Long Term Debt(1):
Fixed Rate	$14,177	$75	$81	$88	$150,096	$400,349	$564,866	$549,991
Average interest rate	10.31%	8.38%	8.38%	8.38%	10.50%	8.75%	9.25%	—
Variable rate	—	—	—	—	$115,000	—	$115,000	$115,000
Average interest rate	—	—	—	—	(2)	—	—	—

(1)  Does not include bonds collateralized by mortgages receivable.

(2)  Libor plus 2.5%.

In addition, the Company has reassessed the market risk for its variable debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $1.2 million annual increase in interest expense based on $115 million of variable rate debt outstanding at October 31, 2003 and 2002, respectively.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.

ITEM 9 – CHANGES IN OR DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the years ended October 31, 2003, 2002, and 2001, there have not been any changes in, or disagreements with, accountants on accounting and financial disclosure.

ITEM 9A – CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2003. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item l0, except as set forth below in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with the Company’s annual meeting of shareholders to be held on March 5, 2004, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

Name	Age	Position	Year Started With Company
Kevork S. Hovnanian	80	Chairman of the Board and Director of the Company.	l967
Ara K. Hovnanian	46	Chief Executive Officer, President and Director of the Company.	1979
Paul W. Buchanan	53	Senior Vice President–Corporate Controller.	l981
Kevin C. Hake	44	Vice President, Finance and Treasurer.	2000
Peter S. Reinhart	53	Senior Vice President and General Counsel.	1978
J. Larry Sorsby	48	Executive Vice President and Chief Financial Officer and Director of the Company.	1988

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

Mr. Buchanan has been Senior Vice President–Corporate Controller since May l990. Mr. Buchanan resigned as a Director of the Company on September 13, 2002, a position in which he served since March 1982, for the purpose of reducing the number of non-independent board members.

Mr. Hake joined the Company in July 2000 as Vice President, Finance and Treasurer. Prior to joining the Company, Mr. Hake was Director, Real Estate Finance at BankBoston Corporation from 1994 to June 2000.

Mr. Reinhart has been Senior Vice President and General Counsel since April 1985. Mr. Reinhart resigned as a Director of the Company on September 13, 2002, a position in which he served since December l98l, for the purpose of reducing the number of non-independent board members.

Mr. Sorsby was appointed Executive Vice President and Chief Financial Officer of the Company in October 2000 after serving as Senior Vice President, Treasurer, and Chief Financial Officer from February 1996 and as Vice President–Finance/Treasurer of the Company since March 1991.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics that applies to Hovnanian’s principal executive officer, principal financial officer, controller, and all other associates of the Company, including its directors and other officers. We have posted the text of this Code of Ethics on our website at www.khov.com under “Investor Relations/Corporate Governance.” We have also adopted Corporate Governance Guidelines and posted them on our website at www.khov.com under “Investor Relations/Corporate Governance.” A printed copy of the Code and Guidelines is also available to the public at no charge by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 10 Highway 35, P.O. Box 500, Red Bank, N.J. 07701 or calling Corporate headquarters at 732-747-7800.

Audit Committee and Compensation Committee Charters

We have adopted charters that apply to Hovnanian’s Audit Committee and Compensation Committee. We have posted the text of these charters on our website at www.khov.com under “Investor Relations/Corporate Governance”. A printed copy of each charter is available to any shareholder who requests it by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 10 Highway 35, P. O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800.

ITEM 11 – EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, in connection with our annual meeting of shareholders to be held on March 5, 2004, which will involve the election of directors.

ITEM 12 –	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item l2 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 5, 2004, which will involve the election of directors.

The following table provides information as of October 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (in thousands)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,396	5.89	3,221
Equity compensation plans not approved by security holders
Total	3,396	5.89	3,221

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item l3 is incorporated herein by reference to our definitive proxy statement, with the exception of the information regarding certain relationships, as described below, to be filed pursuant to Regulation l4A, in connection with our annual meeting of shareholders to be held on March 5, 2004, which will involve the election of directors.

At October 31, 2002 we stopped making loans to both Mr. K. Hovnanian and Mr. A. Hovnanian. The weighted average interest rate on Mr. K. Hovnanian and Mr. A. Hovnanian’s related party debt was 1.79% and 3.90% for the years ended October 31, 2002 and 2001, respectively. The largest amount of debt outstanding held by Mr. K. Hovnanian for the years ending October 31, 2002 and 2001 was $22,000 and $56,000, respectively. The largest amount of debt outstanding held by Mr. A. Hovnanian for the years ending October 31, 2002 and 2001 was $1,729,000 and $3,002,000, respectively. The interest rate on six month Treasury bills at October 31, 2002 and 2001 was 1.55% and 2.01%, respectively. During the years ended October 31, 2003, 2002, and 2001, we received $62,000, $62,000, and $76,000, respectively, from our affected partnerships.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.

Exhibits:

3(a)	Certificate of Incorporation of the Registrant.(1)
3(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(5)
3(c)	Restated Bylaws of the Registrant.(12)
4(a)	Specimen Class A Common Stock Certificate.(13)
4(b)	Specimen Class B Common Stock Certificate.
4(c)	Indenture dated as of May 4, 1999, relating to 9 1/8% Senior Notes, between the Registrant and First Union National Bank.
4(d)
First Supplemental Indenture to the Indenture dated as of May 4, 1999, relating to 9 1/8% Senior Notes, between the Registrant and First Union National Bank, including the form of 9 1/8% Senior Notes due May 1, 2009.(14)

4(e)	Indenture dated as of October 2, 2000, relating to 10 1/2% Senior Notes, between the Registrant and First Union National Bank, including form of 10 1/2% Senior Notes due October 1, 2007.(9)
4(f)	Indenture dated March 26, 2002, relating to 8% Senior Notes, between the Registrant and First Union National Bank, including form of 8% Senior Notes due April 1, 2012.(10)
4(g)
Indenture dated March 26, 2002, relating to 8.875% Senior Subordinated Notes, between the Registrant and First Union National Bank, including form of 8.875% Senior Subordinated Notes due April 1, 2012.(10)

4(h)
Indenture dated May 9, 2003, relating to 7 3/4% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 7 3/4% Senior Subordinated Notes due May 15, 2013.(4)

4(i)
Indenture dated as of November 3, 2003, relating to 6 1/2% Senior Notes, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wachovia Bank, National Association, as Trustee, as supplemented by the First Supplemental Indenture dated as of November 3, 2003 among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 1/2% Senior Notes due January 15, 2014.(2)

10(a)
Credit Agreement dated June 19, 2003, among K. Hovnanian, as Borrower, the Company, as Guarantor, the banks listed therein, PNC Bank, National Association, Bank of America, Fleet National Bank, Wachovia Bank, National Association, Guaranty Bank, National Association, Bank One, NA, AM South Bank, Comerica Bank, SunTrust Bank, National City Bank, Washington Mutual Bank, FA, BNP PARIBAS, Credit Lyonnais, New York Branch, US Bancorp.(5)

10(b)	Description of Management Bonus Arrangements.
10(c)	Description of Savings and Investment Retirement Plan.(1)
10(d)	1999 Stock Incentive Plan (as amended and restated March 8, 2002).(3)
10(e)	1983 Stock Option Plan (as amended and restated March 8, 2002).(3)

10(f)	Management Agreement dated August 12, 1983 for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
10(g)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.
10(h)	Description of Deferred Compensation Plan.
10(i)	Senior Executive Short-Term Incentive Plan.(8)
10(j)	$165,000,000 Term Loan Credit Agreement.(11)
10(k)	$110,000,000 K. Hovnanian Mortgage, Inc. Revolving Credit Agreement dated June 7, 2002.(7)
10(l)	First Amendment to K. Hovnanian Mortgage, Inc. Revolving Credit Agreement dated July 25, 2002.(7)
12	Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K filed on November 7, 2003.

(3)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2002 of the Registrant.

(4)	Incorporated by reference to Exhibits to Registration Statement (No. 333-10716401) on Form S-4 of the Registrant.

(5)	Incorporated by reference to Exhibits to Registration Statement (No. 333-106761) on Form S-3 of the Registrant.

(6)	Incorporated by reference to Exhibits to Registration Statement (No. 333-75939) on Form S-3 of the Registrant.

(7)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 of the Registrant.

(8)	Incorporated by reference to Exhibit B of the Proxy Statement of the Registrant on Schedule 14A filed January 26, 2000.

(9)	Incorporated by reference to Exhibits to Registration Statement (No. 333-52836-01) on Form S-4 of the Registrant.

(10)	Incorporated by reference to Exhibits to Registration Statement (No. 333-89976-01) on Form S-4 of the Registrant.

(11)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 of the Registrant.

(12)	Incorporated by reference to Exhibits to Registration Statement (No. 1-08551) on Form 8-A of the Registrant.

(13)	Incorporated by reference to Exhibits to Registration Statement (No. 333-111231) on Form S-3 of the Registrant.

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K filed on September 22, 1999.

Reports on Form 8-K

The following reports have been filed during the quarter ended October 31, 2003:

(i)	On November 7, 2003, the Company filed a report on Form 8-K, Items 5 and 7, relating to issuance and sale in an underwritten public offering of $215,000,000 in aggregate principal amount of 6 1/2% Senior Notes due 2014 of K. Hovnanian Enterprises, Inc., guaranteed by the Company and certain of the Company’s subsidiaries.

(ii)	On November 3, 2003, the Company filed a report on Form 8-K, Items 5 and 7, relating to the issuance and sale in an underwritten public offering of $215,000,000 in aggregate principal amount of 6 1/2% Senior Notes due 2014 of K. Hovnanian Enterprises, Inc., guaranteed by the Company and certain of the Company’s subsidiaries.

The following reports have been furnished during the quarter ended October 31, 2003:

(i)	On December 8, 2003, the Company furnished a report on Form 8-K, Items 7 and 12, relating the Company’s press release dated December 8, 2003 relating to its preliminary financial results for the fourth quarter ended October 31, 2003.

(ii)	On September 4, 2003, the Company furnished a report on Form 8-K/A, Items 7 and 12, relating the Company’s press release dated September 3, 2003 relating to its preliminary financial results for the third quarter ended July 31, 2003, solely to remedy formatting problems of tables within Exhibit 99.1.

(iii)	On September 3, 2003, the Company furnished a report on Form 8-K, Items 7 and 12, relating the Company’s press release dated September 3, 2003 relating to its preliminary financial results for the third quarter ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hovnanian Enterprises, Inc.

By:	/s/ KEVORK S. HOVNANIAN Kevork S. Hovnanian Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ KEVORK S. HOVNANIAN Kevork S. Hovnanian	Chairman of The Board and Director	1/21/04

/s/ ARA K. HOVNANIAN Ara K. Hovnanian	Chief Executive Officer, President and Director	1/21/04

/s/ PAUL W. BUCHANAN Paul W. Buchanan	Senior Vice President Corporate Controller	1/21/04

/s/ KEVIN C. HAKE Kevin C. Hake	Vice President, Finance and Treasurer	1/21/04

/s/ PETER S. REINHART Peter S. Reinhart	Senior Vice President and General Counsel	1/21/04

/s/ LARRY SORSBY J. Larry Sorsby	Executive Vice President, Chief Financial Officer and Director	1/21/04

HOVNANIAN ENTERPRISES, INC.

Index to Consolidated Financial Statements

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.

Report of Independent Auditors

To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Notes 2 and 17 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill, and in 2003, the Company adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”.

Ernst & Young LLP

New York, New York
December 8, 2003

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)	October 31, 2003	October 31, 2002
ASSETS

Homebuilding:
Cash and cash equivalents (Note 5)	$121,913	$262,675

Inventories – At the lower of cost or fair value (Notes 7, 11, and 12):
Sold and unsold homes and lots under development	1,184,907	803,829
Land and land options held for future development or sale	270,502	171,081

Consolidated Inventory Not Owned:
Specific performance options	56,082	67,183
Variable interest entities	100,327
Other options	48,226	39,489
Total Consolidated Inventory Not Owned	204,635	106,672
Total Inventories	1,660,044	1,081,582

Receivables, deposits, and notes (Note 12)	42,506	26,276

Property, plant, and equipment – net (Note 4)	26,263	19,242

Senior residential rental properties – net (Notes 4 and 7)	9,118	9,504

Prepaid expenses and other assets	97,407	86,582

Goodwill and indefinite life intangibles (Note 18)	82,658	82,275

Definite life intangibles (Note 18)	56,978

Total Homebuilding	2,096,887	1,568,136

Financial Services:
Cash and cash equivalents	6,308	7,315
Mortgage loans held for sale (Notes 6 and 7)	224,052	91,451
Other assets	3,945	11,226
Total Financial Services	234,305	109,992

Income Taxes Receivable – Including deferred tax benefits (Note 10)	1,179

Total Assets	$2,332,371	$1,678,128

See notes to consolidated financial statements.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)	October 31, 2003	October 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Nonrecourse land mortgages (Note 7)	$43,795	$11,593
Accounts payable and other liabilities	229,986	198,290
Customers’ deposits (Note 5)	58,376	40,422
Nonrecourse mortgages secured by operating properties (Note 7)	710	3,274
Liabilities from inventory not owned	94,780	97,983
Total Homebuilding	427,647	351,562
Financial Services:
Accounts payable and other liabilities	5,917	4,857
Mortgage warehouse line of credit (Notes 6 and 7)	166,711	85,498
Total Financial Services	172,628	90,355
Notes Payable:
Term loan (Note 7)	115,000	115,000
Senior notes (Note 8)	387,166	396,390
Senior subordinated notes (Note 8)	300,000	150,000
Accrued interest (Notes 7 and 8)	15,675	9,555
Total Notes Payable	817,841	670,945
Income Taxes Payable – Net of deferred tax benefits (Note 10)		777
Total Liabilities	1,418,116	1,113,639
Minority interest from inventory not owned (Note 17)	90,252
Minority interest from consolidated joint ventures	4,291	1,940
Stockholders’ Equity (Notes 13 and 18):
Preferred Stock, $.01 par value–authorized 100,000 shares; none issued Common Stock, Class A, $.01 par value–authorized 87,000,000 shares; issued 28,016,497 shares in 2003 and 27,453,994 shares in 2002 (including 5,390,218 shares in 2003 and 4,343,240 shares in 2002 held in Treasury)	280	275
Common Stock, Class B, $.01 par value (convertible to Class A at time of sale) – authorized 13,000,000 shares; issued 7,768,508 shares in 2003 and 7,788,061 shares in 2002 (both years include 345,874 shares held in Treasury)	78	78
Paid in Capital	163,712	152,977
Retained Earnings (Note 8)	705,182	447,802
Deferred Compensation		(21)
Treasury Stock – at cost	(49,540)	(38,562)
Total Stockholders’ Equity	819,712	562,549
Total Liabilities and Stockholders’ Equity	$2,332,371	$1,678,128

See notes to consolidated financial statements.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended
(In Thousands Except Per Share Data)	October 31, 2003	October 31, 2002	October 31, 2001
Revenues:
Homebuilding:
Sale of homes	$3,129,830	$2,462,095	$1,693,717
Land sales and other revenues (Note 12)	20,742	48,241	16,845
Total Homebuilding	3,150,572	2,510,336	1,710,562
Financial Services	51,285	40,770	31,428
Total Revenues	3,201,857	2,551,106	1,741,990
Expenses:
Homebuilding:
Cost of sales	2,342,324	1,955,838	1,355,381
Selling, general and administrative	253,724	194,903	140,126
Inventory impairment loss (Note 11)	5,150	8,199	4,368
Total Homebuilding	2,601,198	2,158,940	1,499,875
Financial Services	28,415	22,543	21,443
Corporate General and Administrative (Note 3)	66,008	51,974	44,278
Interest (Notes 7 and 8)	63,658	60,371	51,446
Other operations (Note 18)	22,680	31,548	14,830
Intangible Amortization (Note 18)	8,380		3,764
Total Expenses	2,790,339	2,325,376	1,635,636
Income Before Income Taxes	411,518	225,730	106,354
State and Federal Income Taxes:
State (Note 10)	17,458	8,993	4,024
Federal (Note 10)	136,680	79,041	38,644
Total Taxes	154,138	88,034	42,668
Net Income	$257,380	$137,696	$63,686
Per Share Data:
Basic:
Income Per Common Share	$8.31	$4.53	$2.38
Weighted Average Number of Common Shares Outstanding	30,960	30,405	26,810
Assuming Dilution:
Income Per Common Share	$7.85	$4.28	$2.29
Weighted Average Number of Common Shares Outstanding	32,769	32,155	27,792

See notes to consolidated financial statements.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	A Common Stock		B Common Stock
(Dollars In Thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Retained Earnings	Deferred Comp		Treasury Stock	Total
Balance, October 31, 2000	13,572,448	$173	7,633,029	$79	$46,086	$246,420	$		$(29,399)	$263,359
Acquisitions	6,546,932	66			51,361					51,427
Sale of common stock under employee stock option plan	519,673	5			2,885					2,890
Stock bonus plan	63,429	1			625					626
Conversion of Class B to Class A common stock	159,976	1	(159,976)	(1)
Deferred compensation								(127)		(127)
Treasury stock purchases	(458,700)								(6,215)	(6,215)
Net Income						63,686				63,686
Balance, October 31, 2001	20,403,758	246	7,473,053	78	100,957	310,106		(127)	(35,614)	375,646
Acquisitions	2,402,769	24			48,051					48,075
Sale of common stock under employee stock option plan	357,165	4			3,577					3,581
Stock bonus plan	63,815	1			392					393
Conversion of Class B to Class A common stock	30,866		(30,866)
Deferred compensation								106		106
Treasury stock purchases	(147,619)								(2,948)	(2,948)
Net Income						137,696				137,696
Balance, October 31, 2002	23,110,754	275	7,442,187	78	152,977	447,802		(21)	(38,562)	562,549
Acquisitions	49,261				3,713					3,713
Shares returned in connection with prior year acquisition	(749,359)
Sale of common stock under employee stock option plan	405,110	4			7,043					7,047
Stock bonus plan	88,579	1			(21)					(20)
Conversion of Class B to Class A common stock	19,553		(19,553)
Deferred compensation								21		21
Treasury stock purchases	(297,619)								(10,978)	(10,978)
Net Income						257,380				257,380
Balance, October 31, 2003	22,626,279	$280	7,422,634	$78	$163,712	$705,182	$		$(49,540)	$819,712

See notes to consolidated financial statements.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
(In Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Cash Flows From Operating Activities:
Net Income	$257,380	$137,696	$63,686
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,714	6,506	8,164
Intangible Amortization	8,380		3,764
Loss (gain) on sale and retirement of property and assets	2,872	12,328	641
Deferred income taxes	4,223	(18,307)	(6,265)
Impairment losses	5,150	8,199	4,368
Decrease (increase) in assets:
Mortgage notes receivable	(130,591)	14,870	(42,573)
Receivables, prepaids and other assets	(9,446)	39,452	(35,805)
Inventories	(367,773)	(31,573)	12,540
Increase (decrease) in liabilities:
State and Federal income taxes	(548)	21,138	7,004
Tax effect from exercise of stock options	(5,631)	(1,335)	(566)
Customers’ deposits	18,948	1,006	4,543
Interest and other accrued liabilities	45,305	38,494	20,586
Accounts payable	(29,492)	20,066	(3,018)
Net cash (used in) provided by operating activities	(194,509)	248,540	37,069
Cash Flows From Investing Activities:
Net proceeds from sale of property and assets	3,123	627	5,325
Purchase of property, equipment, and other fixed assets and acquisitions of homebuilding companies	(198,095)	(144,485)	(44,688)
Investment in and advances to unconsolidated affiliates	(2,783)	(15,828)	(372)
Net cash (used in) investing activities	(197,755)	(159,686)	(39,735)
Cash Flows From Financing Activities:
Proceeds from mortgages and notes	1,941,244	1,895,429	1,472,789
Proceeds from senior debt		99,152
Proceeds from senior subordinated debt	150,000	150,000
Principal payments on mortgages and notes	(1,830,756)	(1,880,873)	(1,494,528)
Principal payments on subordinated debt	(9,750)	(99,747)
Purchase of treasury stock	(10,978)	(2,948)	(6,215)
Proceeds from sale of stock and employee stock plan	10,735	3,974	3,516
Net cash provided by (used in) financing activities	250,495	164,987	(24,438)
Net Increase (Decrease) In Cash	(141,769)	253,841	(27,104)
Cash and Cash Equivalents Balance, Beginning Of Year	269,990	16,149	43,253
Cash and Cash Equivalents Balance, End Of Year	$128,221	$269,990	$16,149
Supplemental Disclosures Of Cash Flows:
Cash paid during the period for:
Interest	$59,709	$59,101	$53,100
Income Taxes	$152,532	$85,203	$45,498
Supplemental disclosures of noncash operating activities:
Consolidated Inventory Not Owned:
Specific performance options	$52,996	$58,494
Variable interest entities	87,312
Other options	44,764	39,489
Total Inventory Not Owned	$185,072	$97,983

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended October 31, 2003, 2002, and 2001

1.	Basis of Presentation and Segment Information

Basis of Presentation – The accompanying consolidated financial statements include our accounts and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

Segment Information – Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures About Segments of an Enterprise and Related Information” establishes standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. Our financial reporting segments consist of homebuilding, financial services, and corporate. Our homebuilding operations comprise the most substantial part of our business, with approximately 98% of consolidated revenues in the years ended October 31, 2003, 2002, and 2001 contributed by the homebuilding operations. We are a Delaware corporation, currently building and selling homes in more than 257 new home communities in New Jersey, Pennsylvania, New York, Ohio, Virginia, West Virginia, Maryland, North Carolina, South Carolina, Texas, Arizona, and California. We offer a wide variety of homes that are designed to appeal to first time buyers, first and second time move up buyers, luxury buyers, active adult buyers and empty nesters. Our financial services operations provide mortgage banking and title services to the homebuilding operations’ customers. We do not retain or service the mortgages that we originate but rather, sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality and safety. Assets, liabilities, revenues and expenses of our reportable segments are separately included in the consolidated balance sheets and consolidated statements of income.

2.	Summary of Significant Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements.

Business Combinations – When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”). Under SFAS No. 141 (for acquisitions subsequent to June 30, 2001) and Accounting Principles Board (“APB”) Opinion 16 (for acquisitions prior to June 30, 2001) we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible assets less liabilities is recorded as goodwill, indefinite or definite life intangibles. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

Income Recognition from Home and Land Sales – Income from home sales are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

Income Recognition from Mortgage Loans – Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer and the sales price is collected.

Cash and Cash Equivalents – Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury bills and government money market funds with original maturities of 90 days or less when purchased.

The Company’s cash balances are held primarily at one financial institution and may, at times, exceed insurable amounts. The Company believes it mitigages its risk by investing in or through a major financial institution.

Fair Value of Financial Instruments – The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash equivalents, receivables, customer deposits and notes, accounts payable and other liabilities, mortgages and notes receivable, mortgages and notes payable, our term loan, and the senior and senior subordinated notes payable. The fair value of both the Senior Notes and Senior Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the Senior Notes and Senior Subordinated Notes is estimated at $444.3 million and $321 million, respectively, as of October 31, 2003. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Inventories – For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted future cash flows generated from expected revenue, cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

Insurance Deductible Reserves – Our deductible is $150,000 per occurrence for worker’s compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated future losses during 2003 and 2002.

Interest – Costs related to properties under development are capitalized during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Costs related to properties not under development are charged to interest expense.

Interest costs incurred, expensed and capitalized were:

	Year Ended
(Dollars in Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Interest capitalized at beginning of year	$22,159	$25,124	$25,694
Plus acquired entity interest	3,604
Plus interest incurred(1)(2)	66,332	57,406	47,272
Less interest expensed(2)	63,658	60,371	51,446
Interest capitalized at end of year(2)	$24,833	$22,159	$25,124

(1)  Data does not include interest incurred by our mortgage and finance subsidiaries.

(2)  Represents interest on borrowings for construction, land and development costs which are charged to interest expense when homes are delivered or when land is not under active development.

Land Options – Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51 (“FIN 46”), SFAS No. 49 “Accounting for Product Financing Arrangements” (“SFAS 49”), SFAS No. 98 “Accounting for Leases” (“SFAS 98”), and Emerging Issues Task Force (“EITF”) No. 97-10 “The Effects of Lessee Involvement in Asset Construction” (“EITF 97-10”), we record on the Consolidated Balance Sheet specific performance options, options with variable interest entities, and other options under Consolidated inventory not owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from our acquisitions. We no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2003 and 2002, and determined that no impairment of intangibles existed. We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

Finance Subsidiary Net Worth – In accordance with Statement of Position 01-6 (“SOP 01-6”) of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, we are required to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which it conducts business. At October 31, 2003 and 2002, our mortgage subsidiary’s net worth was $61.5 million and $18.7 million, respectively, which exceeded all our regulatory agencies net worth requirements.

Deferred Bond Issuance Costs – Costs associated with the issuance of our Senior and Senior Subordinated Notes are capitalized and amortized over the associated term of each note issuance into other operations on the consolidated statements of income.

Debt Issued At a Discount – Debt issued at a discount to the face amount is credited back up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of Interest on the consolidated statements of income.

Post Development Completion Costs – In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in accounts payable and other liabilities in the accompanying consolidated balance sheets.

Advertising Costs – Advertising costs are treated as period costs and expensed as incurred. During the years ended October 31, 2003, 2002, and 2001, advertising costs expensed amounted to $30.8 million, $23.4 million, and $18.5 million, respectively.

Deferred Income Tax – Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes.

Common Stock – Each share of Class A Common Stock entitles its holder to one vote per share and each share of Class B Common Stock entitles its holder to ten votes per share. The amount of any regular cash dividend payable on a share of Class A Common Stock will be an amount equal to 110% of the corresponding regular cash dividend payable on a share of Class B Common Stock. If a shareholder desires to sell shares of Class B Common Stock, such stock must be converted into shares of Class A Common Stock.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of October 31, 2003, 903,938

shares have been purchased under this program, of which 297,619 and 147,619 were repurchased during the twelve months ended October 31, 2003 and 2002, respectively. In addition, we retired 0.8 million shares under the terms of the acquisition agreements that were held by sellers of two previous acquisitions.

     Depreciation – Property, plant and equipment are depreciated using the straight-line method over the estimated useful life of the assets.

     Prepaid Expenses – Prepaid expenses which relate to specific housing communities (model setup, architectural fees, homeowner warranty program fees, etc.) are amortized to costs of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

     Stock Options – SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”) establishes a fair value-based method of accounting for stock-based compensation plans, including stock options. Registrants may elect to continue accounting for stock option plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), but are required to provide pro forma net income and earnings per share information “as if” the new fair value approach had been adopted. We intend to continue accounting for our stock option plan under APB 25. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant (see Note 13).

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information follows (dollars in thousands except for earnings per share information):

	Year Ended
(Dollars in Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Net income to common shareholders; as reported	$257,380	$137,696	$63,686
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	2,075	560	195
Pro forma net income	$255,305	$137,136	$63,491
Pro forma basic earnings per share	$8.25	$4.51	$2.37
Basic earnings per share as reported	$8.31	$4.53	$2.38
Pro forma diluted earnings per share	$7.79	$4.26	$2.28
Diluted earnings per share as Reported	$7.85	$4.28	$2.29

Pro forma information regarding net income and earnings per share is to be calculated as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for those options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001: risk- free interest rate of 4.3%, 4.3%, and 4.4%, respectively; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.43, 0.43, and 0.38, respectively; and a weighted-average expected life of the option of 5.1, 5.5, and 5.1 years, respectively.

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

Per Share Calculations – Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock shares of approximately 1,809,000, 1,750,000, and 982,000 for the years ended October 31, 2003, 2002, and 2001, respectively.

Computer Software Development – We capitalize certain costs incurred in connection with developing or obtaining software for internal use. Upon entering the application and development phase, the capitalized costs are amortized over the systems estimated useful life. For the years ended October 31, 2002 and 2001 we recorded amortization expense of the SAP system in the amount of approximately $2.0 million based on an estimated useful life of 10 years, respectively. We wrote off the majority of the capitalized costs associated with the development and implementation of the SAP systems during the year ended October 31, 2002, totaling $12.4 million pretax included in other operations in the accompanying consolidated statements of income, or $7.6 million after taxes equal to $0.24 per fully diluted share. Such costs were written off as a result of the decision to not use the SAP software after October 31, 2003. Certain costs in the amount of $2.0 million related to active communities using the SAP software were not written off in 2002, but were amortized over the life of these communities. As of October 31, 2003 all costs associated with the SAP software have been expensed.

Accounting for Derivative Instruments and Hedging Activities – In April 2003, the Financial Accounting Standards Board issued (SFAS) No. 149, “Amendment of Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a material effect on our financial position or results of operations.

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

Reclassifications – Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

3.	Corporate Initiatives

We have embarked on long term improvement initiatives of total quality, process redesign, and training. Included in Corporate General and Administrative expense is $2.8 million, $4.1 million, and $7.2 million for the years ended October 31, 2003, 2002, and 2001, respectively, related to such initiatives. These amounts are in addition to software development costs capitalized in those years.

4.  Property

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day to day business and are recorded at cost less accumulated depreciation. Homebuilding accumulated depreciation related to these assets at October 31, 2003 and October 31, 2002 amounted to $23.9 million and $18.5 million, respectively. In addition we have two senior citizen residential rental communities recorded as senior residential rental properties on the consolidated balance sheets. Accumulated depreciation on senior residential rental properties at October 31, 2003 and October 31, 2002 amounted to $3.5 million and $3.1 million, respectively.

5.	Deposits

We hold escrow cash amounting to $8.0 million and $3.5 million at October 31, 2003 and October 31, 2002, respectively, which primarily represents customers’ deposits which are restricted from use by us. We are able to release other escrow cash by pledging letters of credit and surety bonds. Escrow cash accounts are substantially invested in short-term certificates of deposit, time deposits, or money market accounts. The remaining deposits are not restricted from use by us.

6.	Mortgage Loans Held for Sale

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released. At October 31, 2003 and 2002, respectively, $223.9 million and $91.3 million of such mortgages were pledged against our mortgage warehouse line (see Note 7). We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 2003 or 2002.

7.	Mortgages and Notes Payable

Substantially all of the nonrecourse land mortgages are short-term borrowings. Nonrecourse mortgages secured by operating properties are installment obligations having annual principal maturities in the following years ending October 31, of approximately $0.1 million in 2004, 2005, 2006, 2007 and 2008, and $0.3 million after 2008. The interest rates on these obligations range from 6.0% to 10.5%.

We have an unsecured Revolving Credit Agreement (“Agreement”) with a group of banks that provides a revolving credit line of $590 million through July 2006. Interest is payable monthly and at various rates of either the prime rate plus 0.275% or LIBOR plus 1.75%. In addition, we pay a fee equal to 0.350% per annum on the weighted average unused portion of the line. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, are a guarantor under the revolving credit agreement. As of October 31, 2003 and 2002, there was no outstanding balance under the Agreement.

On January 22, 2002, we issued a $165 million five year Term Loan. The Term Loan matures January 22, 2007, and bears interest at either the prime rate plus 1.25% or LIBOR plus 2.5%. The proceeds from the issuance of the Term Loan were primarily used to partially fund our California acquisition on January 10, 2002. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, are a guarantor under the Term Loan. As of October 31, 2003 and 2002, borrowings under the Term Loan were $115,000,000. See Note 20 for loan guarantee.

Average interest rates and average balances outstanding under the Agreement are as follows:

	Year Ended
(Dollars in Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Average monthly outstanding borrowings	$2,485	$10,717	$74,543
Average interest rate during period	4.5%	4.4%	7.1%
Average interest rate at end of period(1)	2.8%	3.6%	4.1%
Maximum outstanding at any month end	$29,800	$36,425	$120,600

(1)  Average interest rate at the end of the period excludes any charges on unused loan balances.

In addition, we have a secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing, that provides up to $200 million through July 2004. Interest is payable monthly at the Federal Funds Rate plus 1.375% (approximately 2.41% and 3.195% at October 31, 2003 and 2002, respectively) of the outstanding loan balance. The loan is repaid when the underlying mortgage loans are sold to permanent investors by the Company. As of October 31, 2003 borrowings under the agreement were $166.7 million.

8.	Senior and Senior Subordinated Notes

On June 7, 1993, we issued $100 million principal amount of 9 3/4% Subordinated Notes due June 1, 2005. In April 2001, we retired $0.3 million of these notes. Interest is payable semi-annually. The notes were redeemable in whole or in part at our option, initially at 104.875% of their principal amount on or after June 1, 1999 and reducing to 100% of their principal amount on or after June 1, 2002. On April 29, 2002 we used a portion of the proceeds from our March 2002 debt issuance (see below) to redeem the remainder of these notes. We recorded $0.9 million of expenses associated with the early extinguishment of this debt in Other operations on the Consolidated Statement of Income in 2002.

On May 4, 1999, we issued $150 million principal amount of 9 1/8% Senior Notes due May 1, 2009. Interest is payable semi-annually. The notes are redeemable in whole or in part at our option, initially at 104.563% of their principal amount on or after May 1, 2004 and reducing to 100% of their principal amount on or after May 1, 2007.

On October 2, 2000, we issued $150 million principal amount of 10 1/2% Senior Notes due October 1, 2007. During the year ended October 31, 2003 we paid down $9.8 million of these notes. The 10 1/2% Senior Notes were issued at a discount to yield 11% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheet. Interest is payable semi-annually. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price.

On March 26, 2002, we issued $100 million 8% Senior Notes due 2012 and $150 million 8 7/8% Senior Subordinated Notes due 2012. The 8% Senior Notes were issued at a discount to yield 8.125% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheet. Interest on both notes is paid semi-annually. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The proceeds were used to redeem the remaining 9 3/4% Subordinated Notes (see above), repay a portion of our Term Loan Facility (see Note 7), repay the current outstanding indebtedness under our Revolving Credit Agreement, and the remainder for general corporate purposes.

On May 9, 2003, we issued $150 million 7 3/4% Senior Subordinated Notes due 2013. The net proceeds of the note offering were used to repay the current outstanding indebtedness under the Revolving Credit Agreement and the remainder for general corporate purposes.

On November 3, 2003, we issued $215 million 6 1/2% Senior Notes due 2014. The net proceeds of the issuance were used for general corporate purposes.

The indentures relating to the Senior and Subordinated Notes and the Revolving Credit Agreement contain a Company guarantee (see Note 20) and restrictions on the payment of cash dividends. At October 31, 2003, $372.8 million of retained earnings were free of such restrictions.

At October 31, 2003, we had total issued and outstanding $690.2 million Senior and Senior Subordinated Notes. These notes plus the $215.0 million Senior Notes issued November 3, 2003 have annual principal maturities in the following years ending October 31, of $140.2 million in 2007 and $765.0 million after 2008.

9.	Retirement Plan

In December 1982, we established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $7.5 million, $6.6 million, and $3.7 million for the years ended October 31, 2003, 2002, and 2001, respectively. The year over year increases are the result of increased number of participants from acquisitions and increased profit sharing contributions resulting from higher Company Returns on Equity.

10.	Income Taxes

Income Taxes (receivable) payable including deferred benefits, consists of the following:

	Year Ended
(Dollars In Thousands)	October 31, 2003	October 31, 2002
State income taxes:
Current	$8,455	$7,092
Deferred	(9,009)	(7,088)
Federal income taxes:
Current	19,999	27,541
Deferred	(20,624)	(26,768)
Total	$(1,179)	$777

The provision for income taxes is composed of the following charges (benefits):

	Year Ended
(Dollars In Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Current income tax expense:
Federal	$130,536	$97,347	$48,478
State(1)	19,379	13,808	6,461
	149,915	111,155	54,939
Deferred income tax (benefit) expense:
Federal	6,144	(18,307)	(9,834)
State	(1,921)	(4,814)	(2,437)
	4,223	(23,121)	(12,271)
Total	$154,138	$88,034	$42,668

(1)  The current state income tax expense is net of the use of state loss carryforwards amounting to $13.5 million, $45.8 million, and $26.8 million for the years ended October 31, 2003, 2002, and 2001, respectively.

The deferred tax liabilities or assets have been recognized in the consolidated balance sheets due to temporary differences as follows:

	Year Ended
(Dollars In Thousands)	October 31, 2003	October 31, 2002
Deferred tax assets:
Association subsidy reserves	$231	$659
Inventory impairment loss	700	1,048
Uniform capitalization of overhead	5,980	14,157
Post development completion costs	7,989	8,006
Acquisition goodwill	8,806	2,995
Restricted stock bonus	8,790	2,710
Provision for losses	8,952	1,878
State net operating loss carryforwards	24,816	27,684
Other	9,433	5,411
Total	75,697	64,548
Valuation allowance	(24,816)	(27,684)
Total deferred tax assets	50,881	36,864
Deferred tax liabilities:
Research and engineering costs	13,437
Installment sales		72
Accelerated depreciation	2,816	2,936
Acquisition goodwill	4,735
Other	260
Total deferred tax liabilities	21,248	3,008
Net deferred tax assets	$29,633	$33,856

The effective tax rates varied from the expected rate. The sources of these differences were as follows:

	Year Ended
(Dollars In Thousands)	October 31, 2003	October 31, 2002	October 31, 2001
Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.7	2.6	3.2
Permanent timing differences	—	1.4	1.6
Low income housing tax credit	(0.3)	(0.6)	(1.3)
Other	0.1	0.6	1.6
Effective tax rate	37.5%	39.0%	40.1%

We have state net operating loss carryforwards for financial reporting and tax purposes of $335.3 million due to expire between the years October 31, 2004 and October 31, 2017.

11.	Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As of October 31, 2003, inventory with a carrying amount of $3.1 million was written down by $0.7 million in our Southeast Region. This property was acquired as part of one of our acquisitions. In 2003, a decision was made to liquidate this property resulting in lower sales prices. As of October 31, 2002, inventory with a carrying amount of $9.4 million was written down by $4.2 million to its fair market value. This write-down was attributed to two properties in Poland and one community in the Mid-South. We have made a decision to discontinue selling homes in these two markets and offer the remaining lots for sale. During the year ended October 31, 2001, inventory with a carrying amount of $13.5 million was written down $2.5 million to its fair value. The 2001 writedowns were primarily the result of the acquisition of two communities in the Northeast Region that were part of a large land acquisition and were subsequently revalued, resulting in a loss.

The total aggregate impairment losses, which are presented in the Consolidated Statements of Income and deducted from inventory held for future development or sale were $0.7 million, $4.2 million, and $2.5 million for the years ended October 31, 2003, 2002, and 2001, respectively.

On the Statement of Income the line entitled “Homebuilding – Inventory impairment loss” also includes write-offs of options, and approval, engineering, and capitalized interest costs. During the years ended October 31, 2003, 2002, and 2001 write-offs amounted to $4.5 million, $4.0 million, and $1.9 million, respectively. During the years ended October 31, 2003, 2002, and 2001 we redesigned communities, abandoning certain engineering costs, and we did not exercise options in various locations because the communities pro forma profitability did not produce adequate returns on investment commensurate with the risk. Those communities were located in our Northeast Region, Southeast Region, West Region, and Poland.

12.	Transactions with Related Parties

Our Board of Directors adopted a general policy providing that it will not make loans to our officers or directors or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $3 million at any one time, and that such loans will be made only with the approval of the members of our Board of Directors who have no interest in the transaction. At October 31, 2003 and 2002 related party receivables from officers and directors amounted to zero. Interest income from these loans for the years ended October 31, 2003, 2002, and 2001 amounted to zero, $18,000, and $84,000, respectively.

We provide property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, our Chief Executive Officer, President and a Director, is a general partner, and members of his family and certain officers and directors are limited partners. During the years ended October 31, 2003, 2002, and 2001 we received $0.1 million in fees for such management services. At October 31, 2003 and 2002, no amounts were due us by these partnerships.

During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $33.4 million from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer. As of October 31, 2003, we have an option deposit of $3.9 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $29.5 million in accordance with FIN 46 under “Consolidated Inventory Not Owned” in the Consolidated Balance Sheet (see Note 17). Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer, totalling $26.9 million. As of October 31, 2003 and 2002, land aggregating $18.4 million and $10.3 million, respectively, has been purchased. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

13.	Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Certain Southeast Region associates were granted and held options to purchase their stock prior to the January 23, 2001 acquisition. These options vest in three installments: 25% on the first and second anniversary, and 50% on the third anniversary of the date of the grant. In connection with the acquisition (see Note 18) the options were exchanged for options to purchase the Company’s Class A Common Stock. All options expire ten years after the date of the grant. During the year ended October 31, 2002 each of the four outside directors of the Company were granted options to purchase 7,500 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key employees. Stock option transactions are summarized as follows:

	October 31, 2003	Weighted Average Fair Value(1) And Exercise Price	October 31, 2002	Weighted Average Fair Value(1) And Exercise Price	October 31, 2001	Weighted Average Fair Value(1) And Exercise Price
Options outstanding at beginning of period	2,477,162	$9.69	2,280,657	$7.52	1,980,500	$7.55
Granted	480,500	$33.03	583,670	$15.03	1,058,785	$5.81
Exercised	513,996	$9.54	357,165	$6.28	519,673	$4.29
Forfeited	1,875	$7.50	30,000	$7.72	238,955	$7.67
Options outstanding at end of period	2,441,791	$14.32	2,477,162	$9.69	2,280,657	$7.52
Options exercisable at end of period	822,999		1,089,513		1,451,718
Price range of options	$2.66-		$2.66-		$2.66-
outstanding	$63.00		$34.75		$15.08
Weighted-average remaining contractual life	6.4 yrs.		6.0 yrs.		6.0 yrs.

(1)  Fair value of options at grant date approximate exercise price.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2003:

Range of Exercise Prices	Number Outstanding
$ 2.66 – $ 5.00	99,375
$ 5.00 – $10.00	1,067,250
$10.01 – $15.00	590,000
$15.01 – $20.00	41,000
$20.01 – $25.00	66,666
$25.01 – $30.00	62,000
$30.01 – $63.00	515,500
2,441,791

During the year ended October 31, 1999, we modified our bonus plan for certain associates. A portion of their bonus is paid by issuing a deferred right to receive our Class A Common Stock. The number of shares is calculated by dividing the portion of the bonus subject to the deferred right award by our stock price on the date the bonus is earned. 25% of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. During the years ended October 31, 2003 and 2002, we issued 88,579 and 63,815 shares under the plan. During the years ended October 31, 2003 and 2002 10,034 and 8,328 shares were forfeited under this plan, respectively. For the years ended October 31, 2003, 2002, and 2001, approximately 251,000, 278,000, and 368,000 deferred rights were awarded in lieu of $11.9 million, $7.2 million, and $4.3 million of bonus payments, respectively.

14.	Warranty Costs

We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs at the time each home is closed and title and possession have been transferred to the homebuyer as part of cost of sales. In addition, we accrue for warranty costs under our $150,000 per occurrence general liability insurance deductible as part of selling, general and administration costs. Warranty accruals are based upon historical experience. Charges in the warranty accrual and general liability accrual for the year ended October 31, 2003 are as follows:

Year Ended October 31, 2003
Balance, beginning of year	$22,392,000
Company acquisitions during year	2,524,000
Additions during year	24,336,000
Charges incurred during year	(9,720,000)
Balance, end of year	$39,532,000

15.	Commitments and Contingent Liabilities

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us.

16.	Performance Letters of Credit

As of October 31, 2003 and 2002, respectively, we are obligated under various performance letters of credit amounting to $130.3 million and $100 million. (see Note 5).

17.	Variable Interest Entities

In January 2003, the FASB issued FIN 46. A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 is effective immediately for VIE’s created after January 31, 2003. Pursuant to FASB revision to FIN 46 (“FSP46-6”), a public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after March 15, 2004, if the VIE was created before February 1, 2003, and the public entity has not issued financial statements reporting that VIE in accordance with FIN 46. We have elected to defer the application of FIN 46 to its interests in potential variable interest entities created prior to February 1, 2003 pursuant to FSP 46-6.

Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee, we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet. The fair value of the VIE’s inventory will be reported as “Consolidated Inventory Not Owned – Variable Interest Entities”.

Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not it’s total assets consolidated on the balance sheet. In certain cases we will have to place inventory on our balance sheet the VIE has optioned to other developers. In addition, if the VIE has creditors, it’s debt will be placed on our balance sheet even though the creditors have no recourse against our Company. Based on these observations we believe consolidating VIE’s based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land.

At October 31, 2003, we consolidated VIE’s created from February 1, 2003 to October 31, 2003 as a result of our option to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these eleven VIE’s totaling $13 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE’s was $100.3 million of which $6.2 million was not optioned to our Company. Since we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $90.3 million, was reported on the balance sheet as “Minority interest from inventory not owned”. Creditors of these VIE’s have no recourse against our Company.

We will continue to secure land and lots using options. Including the deposits with the eleven VIE’s above, at October 31, 2003 we have total cash and letters of credit deposits amounting to approximately $168.6 million to purchase land and lots with a total purchase price of $2.3 billion. Not all our deposits are with VIE’s. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

18.	Acquisitions

On January 23, 2001, we acquired a Southeast Region homebuilder for a total purchase price of $87.4 million, of which $38.5 million was paid in cash and 6,352,900 shares of our Class A Common Stock valued at $44.9 million were issued and option issued to their employees with an intrinsic value of $3.4 million were converted to 738,785 of our options. At the date of acquisition we paid off approximately $57.0 million of their third party debt.

On January 10, 2002, we acquired a California homebuilder for a total purchase price of $196.5 million, of which $151.6 million was paid in cash and 2,208,738 shares of Class A Common Stock were issued. At the date of acquisition we also paid off approximately $88.0 million of their third party debt. During the second quarter ended April 30, 2003, we exercised the right to retire at no cost 749,359 Class A Common Stock shares that were held by the selling principal under the terms of the acquisition. The total purchase price amounted to $90.4 million over book value, of which $22.8 million was added to inventory to reflect fair value, $18.5 million was paid for two option agreements, a two year consultant’s agreement, and a three year right of first refusal agreement, and the balance recorded as a tradename, which is recorded as an indefinite life intangible asset.

A condensed balance sheet (including the effects of purchase accounting adjustments) as of the acquisition date is as follows (dollars in thousands):

January 10, 2002
Cash and cash equivalents	$10,209
Inventories	220,110
Tradename intangible	49,107
Prepaids and other assets	20,676
Total Assets	$300,102
Accounts payable and other liabilities	$35,028
Revolving credit agreement	219,574
Stockholders’ equity	45,500
Total Liabilities and Stockholders’ Equity	$300,102

Our Southeast and California acquisitions were accounted for as purchases with the results of operations of these entities included in our Consolidated Financial Statements as of the date of the acquisitions. The purchase price was allocated based on estimated fair value of the assets and liabilities at the date of the acquisitions. An intangible asset equal to the excess purchase price over the fair value of the net assets of $12.8 million and $49.8 million for our Southeast Region and California acquisitions, respectively, were recorded as goodwill and a tradename, which is an indefinite life intangible asset on the Consolidated Balance Sheet. The goodwill from our Southeast Region acquisition was being amortized on a straight line basis over a period of ten years during fiscal 2001. On November 1, 2001 we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Indefinite life intangible assets are not amortized. As a result of adopting SFAS No. 142, we no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We performed a fair value analysis as of October 31, 2003 and 2002 and determined that no impairment of goodwill or intangibles existed.

The following unaudited pro forma financial data for the years ended October 31, 2002 and 2001 has been prepared as if the acquisition of the Southeast Region homebuilder on January 23, 2001 and the acquisition of a California homebuilder on January 10, 2002 had occurred on November 1, 2000. Unaudited pro forma financial data is presented for information purposes only and may not be indicative of the actual amounts had the events occurred on the dates listed above, nor does it purport to represent future periods.

	Year Ended October 31,
(In Thousands Except Per Share)	2002	2003
Revenues	$2,615,455	$2,308,130
Expenses	2,384,361	2,145,759
Income Taxes	90,132	64,387
Net Income	$140,962	$97,984
Diluted Net Income Per Common Share	$4.33	$3.12

On November 1, 2002, and December 31, 2002, we acquired two Houston homebuilding companies. On April 9, 2003, we acquired a build-on-your-own lot homebuilder in Ohio, and on August 8, 2003, we acquired a homebuilder in Phoenix, Arizona. Our aggregate net cash purchase price, including payment of third party debt, for our fiscal 2003 acquisitions was approximately $186.4 million. In connection with the December 31, 2002 and April 9, 2003 acquisitions, we have definite life intangible assets equal to the excess purchase price over the fair value of the net assets of $65.4 million. It is our policy to obtain appraisals of acquisition intangibles. We have received the appraisal for the December 31, 2002 acquisition and are awaiting the appraisal for the April 9, 2003 acqusition. Until appraisals are received we estimate intangible values for amortization calculations. We are amortizing our definite life intangibles over a period of three to seven years (see Note 2). All 2003 acquisitions provide for other payments to be made, generally dependent upon achievement of certain future operating and return objectives.

19.	Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2003 and 2002 is as follows:

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003
Revenues	$1,045,588	$848,817	$679,817	$627,635
Expenses	$899,442	$739,009	$595,389	$556,499
Income before income taxes	$146,146	$109,808	$84,428	$71,136
State and Federal income tax	$54,897	$41,006	$31,860	$26,375
Net Income	$91,249	$68,802	$52,568	$44,761
Per Share Data:
Basic:
Net Income	$2.97	$2.25	$1.69	$1.43
Weighted average number of common shares outstanding	30,709	30,630	31,143	31,371
Assuming Dilution:
Net Income	$2.79	$2.11	$1.60	$1.35
Weighted average number of common shares outstanding	32,659	32,543	32,761	33,080

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2002	July 31, 2002	April 30, 2002	January 31, 2002
Revenues	$831,410	$704,636	$560,998	$454,062
Expenses	$739,011	$642,675	$519,425	$424,265
Income before income taxes	$92,399	$61,961	$41,573	$29,797
State and Federal income tax	$37,961	22,774	$15,663	$11,636
Net Income	$54,438	$39,187	$25,910	$18,161
Per Share Data:
Basic:
Net Income	$1.75	$1.27	$0.84	$0.63
Weighted average number of common shares outstanding	31,089	30,877	30,736	28,965
Assuming Dilution:
Net Income	$1.66	$1.20	$0.80	$0.60
Weighted average number of common shares outstanding	32,886	32,703	32,570	30,456

20.	Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”) is the issuer of publicly traded common stock. One of its wholly-owned subsidiaries, K. Hovnanian Enterprises, Inc., (the “Subsidiary Issuer”) acts as a finance entity that as of October 31, 2003 had issued and outstanding approximately $300 million Senior Subordinated Notes, $390 million face value Senior Notes, a Term Loan with an outstanding balance of $115 million, and a Revolving Credit Agreement with no outstanding balance. The Senior Subordinated Notes, Senior Notes, the Revolving Credit Agreement, and the Term Loan are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly-owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively the “Guarantor Subsidiaries”), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary engaged in homebuilding activity in Poland, our Title subsidiaries, and joint ventures (collectively the “Non-guarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligation of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, the Term Loan and the Agreement.

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

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidating Condensed Balance Sheet
October 31, 2003

(Thousands of Dollars)	Parent		Subsidiary Issuer		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Homebuilding		$(279)		$151,050	$1,910,484	$35,632	$		$2,096,887
Financial Services					(252)	234,557			234,305
Income Taxes (Payable) Receivable		18,713		(1,241)	(15,656)	(637)			1,179
Investments in and amounts due to and from consolidated subsidiaries		801,278		690,971	(851,398)	(56,837)		(584,014)
Total Assets		$819,712		$840,780	$1,043,178	$212,715		$(584,014)	$2,332,371
Liabilities
Homebuilding	$		$		$425,847	$1,800	$		$427,647
Financial Services					(35)	172,663			172,628
Notes Payable				816,960	(2,984)	3,865			817,841
Income Taxes Payable (Receivable)
Minority Interest					90,252	4,291			94,543
Stockholders’ Equity		819,712		23,820	530,098	30,096		(584,014)	819,712
Total Liabilities and Stockholders’ Equity		$819,712		$840,780	$1,043,178	$212,715		$(584,014)	$2,332,371

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidating Condensed Balance Sheet
October 31, 2002

(Thousands of Dollars)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Assets
Homebuilding		$1,501	$261,107	$1,269,514	$36,014	$		$1,568,136
Financial Services				111	109,881			109,992
Investments in and amounts due to and from consolidated subsidiaries		584,103	432,130	(630,186)	(32,376)		(353,671)
Total Assets		$585,604	$693,237	$639,439	$113,519		$(353,671)	$1,678,128
Liabilities
Homebuilding	$		$35,736	$312,231	$3,595	$		$351,562
Financial Services					90,355			90,355
Notes Payable			661,390	2,345	7,210			670,945
Income Taxes Payable (Receivable)		23,055	(3,147)	(18,184)	(947)			777
Minority Interest					1,940			1,940
Stockholders’ Equity		562,549	(742)	343,047	11,366		(353,671)	562,549
Total Liabilities and Stockholders’ Equity		$585,604	$693,237	$639,439	$113,519		$(353,671)	$1,678,128

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidating Condensed Statement of Income
Twelve Months Ended October 31, 2003

(Thousands of Dollars)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$		$620	$3,129,090	$20,843	$19	$3,150,572
Financial Services				6,707	44,578		51,285
Intercompany Charges			38,610	90,674		(129,284)
Equity In Pretax Income of Consolidated Subsidiaries		411,518				(411,518)
Total Revenues		411,518	39,230	3,226,471	65,421	(540,783)	3,201,857
Expenses:
Homebuilding			2,978	2,869,413	14,998	(125,465)	2,761,924
Financial Services				2,555	26,344	(484)	28,415
Total Expenses		—	2,978	2,871,968	41,342	(125,949)	2,790,339
Income (Loss) Before Income Taxes		411,518	36,252	354,503	24,079	(414,834)	411,518
State and Federal Income Taxes		154,138	12,688	133,929	8,682	(155,299)	154,138
Net Income (Loss)		$257,380	$23,564	$220,574	$15,397	$(259,535)	$257,380

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidating Condensed Statement of Income
Twelve Months Ended October 31, 2002

(Thousands of Dollars)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$		$1,059	$2,523,632	$14,093	$(28,448)	$2,510,336
Financial Services				7,153	33,617		40,770
Intercompany Charges			139,502	21,183		(160,685)
Equity In Pretax Income of Consolidated Subsidiaries		225,730				(225,730)
Total Revenues		225,730	140,561	2,551,968	47,710	(414,863)	2,551,106
Expenses:
Homebuilding			140,561	2,313,094	18,165	(168,987)	2,302,833
Financial Services				2,397	20,324	(178)	22,543
Total Expenses			140,561	2,315,491	38,489	(169,165)	2,325,376
Income (Loss) Before Income Taxes		225,730		236,477	9,221	(245,698)	225,730
State and Federal Income Taxes		88,034	(195)	89,530	5,797	(95,132)	88,034
Net Income (Loss)		$137,696	$195	146,947	$3,424	$(150,566)	$137,696

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidating Condensed Statement of Income
Twelve Months Ended October 31, 2001

(Thousands of Dollars)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$		$431	$1,701,421	$46,190	$(37,480)	$1,710,562
Financial Services				10,391	21,037		31,428
Intercompany Charges			96,368	30,480		(126,848)
Equity In Pretax Income of Consolidated Subsidiaries		106,354				(106,354)
Total Revenues		106,354	96,799	1,742,292	67,227	(270,682)	1,741,990
Expenses:
Homebuilding			96,799	1,637,265	8,935	(128,806)	1,614,193
Financial Services				5,748	15,821	(126)	21,443
Total Expenses			96,799	1,643,013	24,756	(128,932)	1,635,636
Income (Loss) Before Income Taxes		106,354		99,279	42,471	(141,750)	106,354
State and Federal Income Taxes		42,668	109	39,278	16,448	(55,835)	42,668
Net Income (Loss)		$63,686	$(109)	$60,001	$26,023	$(85,915)	$63,686

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidating Condensed Statement of Cash Flows
Twelve Months Ended October 31, 2003

(Thousands of Dollars)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated
Cash Flows From Operating Activities:
Net Income	$257,380	$23,564	$220,574	$15,397		$(259,535)	$257,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(26,791)	11,503	(577,511)	(118,625)		259,535	(451,889)
Net Cash Provided By (Used In) Operating Activities	230,589	35,067	(356,937)	(103,228)			(194,509)
Net Cash Provided By (Used In) Investing Activities	(10,821)		(186,603)	(331)			(197,755)
Net Cash Provided By (Used In) Financing Activities	(10,978)	140,776	40,374	80,323			250,495
Intercompany Investing and Financing Activities – Net	(208,785)	(258,841)	445,105	22,521
Net Increase (Decrease)	5	(82,998)	(58,061)	(715)			(141,769)
In Cash and Cash Equivalents Balance, Beginning of Period	10	218,844	43,689	7,447			269,990
Cash and Cash Equivalents Balance, End of Period	$15	$135,846	$(14,372)	$6,732	$		$128,221

Consolidating Condensed Statement of Cash Flows
Twelve Months Ended October 31, 2002

(Thousands of Dollars)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net Income	$137,696	$(387)	$147,841	$3,425	$(150,879)	$137,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities	122,389	23,716	(217,049)	30,909	150,879	110,844
Net Cash Provided By (Used In) Operating Activities	260,085	23,329	(69,208)	34,334		248,540
Net Cash Provided By (Used In) Investing Activities	(48,775)	(6,875)	(104,202)	166		(159,686)
Net Cash Provided By (Used In) Financing Activities	(2,948)	264,846	(83,298)	(13,613)		164,987
Intercompany Investing and Financing Activities – Net	(208,362)	(56,616)	284,781	(19,803)
Net Increase (Decrease)		224,684	28,073	1,084		253,841
In Cash and Cash Equivalents Balance, Beginning of Period	10	(5,840)	15,616	6,363		16,149
Cash and Cash Equivalents Balance, End of Period	$10	$218,844	$43,689	$7,447	$—	$269,990

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidating Condensed Statement of Cash Flows
Twelve Months Ended October 31, 2001

(Thousands of Dollars)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net Income	$63,686	$(109)	$60,001	$26,023	$(85,915)	$63,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities	102,908	99,063	(264,122)	(50,381)	85,915	(26,617)
Net Cash Provided By (Used In) Operating Activities	166,594	98,954	(204,121)	(24,358)		37,069
Net Cash Provided By (Used In) Investing Activities	(49,622)	(3,770)	13,393	264		(39,735)
Net Cash Provided By (Used In) Financing Activities	(6,215)	114	(59,549)	41,212		(24,438)
Intercompany Investing and Financing Activities – Net	(110,684)	(118,767)	243,387	(13,936)
Net Increase (Decrease)	73	(23,469)	(6,890)	3,182		(27,104)
In Cash and Cash Equivalents Balance, Beginning of Period	(63)	17,629	22,506	3,181		43,253
Cash and Cash Equivalents Balance, End of Period	$10	$(5,840)	$15,616	$6,363	$—	$16,149

21.	Subsequent Event

During November 2003, we purchased a Florida based homebuilder.