Form 10-Q
period 2004-01-31
HOVNANIAN ENTERPRISES INC
filed 2004-03-16
CIK 357294

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549

                            FORM 10Q

(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15 (d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 2004 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 23,193,985 shares of Class A Common Stock and 7,348,344 shares of Class B Common Stock were outstanding as of March 2, 2004.
                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10Q

                                     INDEX


PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Condensed Consolidated Balance Sheets at January 31,
                2004 (unaudited) and October 31, 2003                4

              Condensed Consolidated Statements of Income for the three
                months ended January 31, 2004 and 2003
                (unaudited)                                          6

              Condensed Consolidated Statements of Stockholders' Equity
                for the three months ended January 31, 2004
                (unaudited)                                          7

              Condensed Consolidated Statements of Cash Flows for
                the three months ended January 31, 2004
                and 2003 (unaudited)                                 8

              Notes to Consolidated Financial Statements (unaudited) 9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                       16

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                   29

     Item 4.  Controls and Procedures                               30

PART II.  Other Information                                         30
     Item 6.     Exhibits and Reports on Form 8-K.

Signatures                                                          31

          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In Thousands)


                                                   January 31,  October 31,
          ASSETS                                       2004        2003
                                                   -----------  -----------
                                                   (unaudited)
Homebuilding:
  Cash and cash equivalents....................... $  110,968   $  121,913
                                                   -----------  -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
     development..................................  1,450,561    1,184,907
                                                   -----------  -----------
    Land and land options held for future
      development or sale.........................    292,532      270,502
                                                   -----------  -----------
    Consolidated Inventory Not Owned:
      Specific performance options...............      29,969       56,082
      Variable interest entities..................    211,514      100,327
      Other options...............................     38,723       48,226
                                                   -----------  -----------
       Total Consolidated Inventory Not Owned.....    280,206      204,635
                                                   -----------  -----------
      Total Inventories...........................  2,023,299    1,660,044
                                                   -----------  -----------

  Receivables, deposits, and notes................     54,898       42,506
                                                   -----------  -----------

  Property, plant, and equipment - net............     28,438       26,263
                                                   -----------  -----------

  Prepaid expenses and other assets...............    127,365      106,525
                                                   -----------  -----------

  Goodwill and indefinite life intangibles........     82,658       82,658
                                                   -----------  -----------

  Definite life intangibles.......................     85,353       56,978
                                                   -----------  -----------
      Total Homebuilding..........................  2,512,979    2,096,887
                                                   -----------  -----------

Financial Services:
  Cash and cash equivalents.......................     10,420        6,308
  Mortgage loans held for sale....................    121,973      224,052
  Other assets....................................      3,379        3,945
                                                   -----------  -----------
      Total Financial Services....................    135,772      234,305
                                                   -----------  -----------

Income Taxes Receivable - Including deferred tax
  benefits........................................                   1,179
                                                   -----------  -----------
Total Assets...................................... $2,648,751   $2,332,371
                                                   ===========  ===========

See notes to condensed consolidated financial statements
(unaudited).

          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In Thousands)



                                                     January 31, October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2004      2003
                                                     ----------- -----------
                                                     (unaudited)
Homebuilding:
  Nonrecourse land mortgages........................ $   47,741  $   43,795
  Accounts payable and other liabilities............    215,772     230,696
  Customers' deposits...............................     67,317      58,376
  Liabilities from inventory not owned..............     59,941      94,780
                                                     -----------  -----------
      Total Homebuilding............................    390,771     427,647
                                                     -----------  -----------
Financial Services:
  Accounts payable and other liabilities............      4,313       5,917
  Mortgage warehouse line of credit.................    106,990     166,711
                                                     ----------- -----------
      Total Financial Services......................    111,303     172,628
                                                     ----------- -----------
Notes Payable:
  Term loan........................................     115,000     115,000
  Senior notes......................................    602,304     387,166
  Senior subordinated notes.........................    300,000     300,000
  Accrued interest..................................     20,314      15,675
                                                     -----------  -----------
      Total Notes Payable...........................  1,037,618     817,841
                                                     ----------- -----------

Income Taxes Payable - Net of deferred tax benefits.      9,826
                                                     ----------- -----------
      Total Liabilities.............................  1,549,518   1,418,116
                                                     ----------- -----------

Minority interest from inventory not owned..........    194,528      90,252
                                                     ----------- -----------

Minority interest from consolidated joint ventures..      5,781       4,291
                                                     ----------- -----------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued
  Common Stock,Class A,$.01 par value-authorized
    200,000,000 shares; issued 28,297,576 shares
    at January 31, 2004 and 28,016,497 shares at
    October 31, 2003 (including 5,145,600 shares
    at January 31, 2004 and 5,390,218 shares at
    October 31, 2003 held in Treasury).............         283         280
  Common Stock,Class B,$.01 par value (convertible
    to Class A at time of sale)-authorized
    30,000,000 shares; issued 7,695,477 shares at
    January 31, 2004 and 7,768,508 shares at
    October 31, 2003(including 345,874 shares at
    January 31, 2004 and October 31, 2003 held in
    Treasury).......................................         77          78
  Paid in Capital...................................    182,699     163,712
  Retained Earnings.................................    762,893     705,182
  Treasury Stock - at cost..........................    (47,028)    (49,540)
                                                     ----------- -----------
      Total Stockholders' Equity....................    898,924     819,712
                                                     ----------- -----------
Total Liabilities and Stockholders' Equity.......... $2,648,751   $2,332,371
                                                     =========== ===========

See notes to condensed consolidated financial statements
(unaudited).

          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands Except Per Share Data)
                           (unaudited)

                                         Three Months Ended
                                             January 31,
                                         ----------------------
                                            2004        2003
                                         ----------  ----------
Revenues:
  Homebuilding:
    Sale of homes...................... $   757,273 $  607,501
    Land sales and other revenues......       3,169      9,639
                                         ----------  ----------
      Total Homebuilding...............     760,442    617,140
  Financial Services...................      14,773     10,495
                                         ----------  ----------
      Total Revenues...................     775,215    627,635
                                         ----------  ----------
Expenses:
  Homebuilding:
    Cost of sales......................     563,935    463,178
    Selling, general and administrative      71,793     54,301
    Inventory impairment loss..........          58        158
                                         ----------  ----------
      Total Homebuilding...............     635,786    517,637

  Financial Services...................       8,027      5,821

  Corporate General and Administrative.      14,524     14,584

  Interest.............................      16,943     13,679

  Other Operations.....................       2,432      4,278

  Intangible Amortization..............       4,808        500
                                         ----------  ----------
      Total Expenses...................     682,520    556,499
                                         ----------  ----------
Income Before Income Taxes.............      92,695     71,136
                                         ----------  ----------
State and Federal Income Taxes:
  State................................       6,240      3,100
  Federal..............................      28,744     23,275
                                         ----------  ----------
    Total Taxes........................      34,984     26,375
                                         ----------  ----------
Net Income.............................  $   57,711  $  44,761
                                         ==========  ==========
Per Share Data:
Basic:
  Income per common share..............  $     1.85  $    1.43
  Weighted average number of common
    shares outstanding.................      31,215     31,371
Assuming dilution:
  Income per common share..............  $     1.74  $    1.35
  Weighted average number of common
    shares outstanding.................      33,235     33,080

See notes to condensed consolidated financial statements
(unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                          Class A Common Stock   Class B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In   Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital   Earnings  Stock      Total
                           -----------  ------  -----------  ------  --------  --------  --------  --------
Balance, October 31, 2003. 22,626,279     $280    7,422,634     $78  $163,712  $705,182  $(49,540) $819,712

Acquisitions............      244,618        2                         17,485               2,512    19,999

Sale of common stock
  under employee stock
  option plan............      89,250                                     940                           940

Stock bonus plan.........      91,472                27,326               562                           562

Conversion of Class B to
  Class A Common Stock....    100,357        1      (100,357)    (1)

Net Income................                                                       57,711              57,711
                           -----------  ------  -----------  ------  --------  --------  --------  --------
Balance, January 31, 2004  23,151,976     $283    7,349,603     $77  $182,699  $762,893  $(47,028) $898,924
  (unaudited)              ===========  ======  ===========  ======  ========  ========  ========  ========

See notes to condensed consolidated financial statements (unaudited).

          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands)
                           (unaudited)
                                                        Three Months Ended
                                                           January 31,
                                                       ---------------------
                                                          2004       2003
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  57,711  $  44,761
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
      Depreciation....................................     1,494      1,569
      Intangible amortization.........................     4,808        500
      Loss on sale and retirement of property
        and assets....................................         4          9
      Deferred income taxes...........................    (3,920)    (2,362)
      Impairment losses...............................        58        158
      Decrease (increase) in assets:
        Mortgage notes receivable.....................   102,171     41,878
        Receivables, prepaids and other assets........   (38,078)   (26,955)
        Inventories...................................  (260,030)   (69,723)
      Increase (decrease) in liabilities:
        State and Federal income taxes................    15,105     (3,787)
        Tax effect from exercise of stock options.....      (180)       (19)
        Customers' deposits...........................     3,941      1,692
        Interest and other accrued liabilities........   (17,692)   (12,041)
        Post development completion costs.............    (2,009)     2,748
        Accounts payable..............................     8,840    (15,324)
                                                       ---------- ----------
          Net cash (used in) operating
            activities................................  (127,777)   (36,896)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......       245         35
  Purchase of property, equipment and other
    fixed assets and acquisitions of homebuilding
    companies.........................................   (44,271)   (92,028)
  Investment in and advances to unconsolidated
    affiliates........................................     4,370      3,296
                                                       ---------- ----------
          Net cash (used in) investing activities.....   (39,656)   (88,697)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................   370,009    166,485
  Proceeds from senior debt...........................   215,000
  Principal payments on mortgages and notes...........  (425,909)  (215,088)
  Proceeds from sale of stock and employee stock plans     1,500        (38)
                                                       ---------- ----------
          Net cash provided (used in) by financing
            activities................................   160,600    (48,641)
                                                       ---------- ----------
Net (Decrease) In Cash................................    (6,833)  (174,234)
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................   128,221    269,990
                                                       ---------- ----------
Cash and Cash Equivalent Balance, End Of Period....... $ 121,388  $  95,756
                                                       ========== ==========
Supplemental Disclosures of Cash Flow
  Cash paid during the period for:
    Interest.........................................     17,679      7,310
                                                       ========== ==========
    Income taxes.....................................     23,798     32,544
                                                       ========== ==========
Supplemental disclosures of noncash operating
  activities:
  Consolidated Inventory Not Owned:
    Specific performance options.....................  $  28,867  $  66,420
    Variable interest entities.......................    191,588
    Other options...................................      33,964     64,183
                                                       ---------- ----------
                                                        $254,419  $130,603
                                                       ========== ==========
See notes to condensed consolidated financial statements
(unaudited).


          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

     1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     Certain prior year amounts have been reclassified to conform to the current year presentation.


     2. Stock Option Plan - Stock Options - SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock-based compensation plans, including stock options. Registrants may elect to continue accounting for stock option plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), but are required to provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted. We intend to continue accounting for our stock option plan under APB 25. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (dollars in thousands except for earnings per share information):

                                         Three Months Ended
                                       ----------------------
                                       January      January
                                       31, 2004     31, 2003
                                       ----------  ----------
Net income to common shareholders;
  as reported........................  $  57,711   $  44,761

Deduct:  total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards.........................        821         460

Pro forma net income.................  $  56,890   $  44,301
                                       ==========  ==========
Pro forma basic earnings per share...  $    1.82   $    1.41
                                       ==========  ==========
Basic earnings per share as reported.. $    1.85   $    1.43
                                       ==========  ==========
Pro forma diluted earnings per share.. $    1.71   $    1.34
                                       ==========  ==========
Diluted earnings per share as reported $    1.74   $    1.35
                                       ==========  ==========

     Pro forma information regarding net income and earnings per share is to be calculated as if we had accounted for our stock options under the fair value method of SFAS No. 123. The fair value for those options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk- free interest rate of 4.2% and 4.3%, respectively; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.43 and 0.43, respectively; and a weighted-average expected life of the option of 5.0 and 5.1 years, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, management believes the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

     On March 5, 2004 our Board of Directors authorized a 2 for 1 stock split on all shares of Hovnanian Enterprises, Inc. common stock effective March 19, 2004. The following proforma data for the three months ended January 31, 2004 and 2003 has been prepared to reflect such stock split.

                                   Three Months Ended January 31,
                                        2004            2003
                                     ----------      ----------
Per Share Data:
  Basic:
    Income per common share........   $    0.92       $    0.71
    Weighted average number of
      common shares outstanding....      62,430          62,742
  Assuming dilution:
    Income per common share........   $    0.87       $    0.68
    Weighted average number of
      common shares outstanding....      66,470          66,160




     3.  Interest costs incurred, expensed and capitalized were:

                            Three Months Ended January 31,
                            ------------------------------
                                  2004         2003
                               ----------   -----------
                               (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period.......    $ 24,833    $ 22,159
Plus Interest Incurred(1)(2)      21,587      15,120
Less Interest Expensed(2)...      16,943      13,679
                               ----------   ----------
Interest Capitalized at
  End of Period(2)..........    $ 29,477    $ 23,600
                               ==========   ==========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Represents interest on borrowings for construction, and land and development costs which are charged to interest expense when homes are delivered or when land is not under active development.

     4.  Accumulated depreciation at January 31, 2004 and October
31, 2003 amounted to $28.7 million and $27.5 million, respectively, for our homebuilding and senior rental residential assets.

     5. In accordance with Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. In addition, from time to time, we will write off certain residential land options including approval and engineering costs for land management decided not to purchase. We wrote off such costs amounting to $0.1 million and $0.2 million during the three months ended January 31, 2004 and 2003, respectively. Residential inventory impairment losses and option write offs are reported in the Condensed Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

     6. We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs at the time each home is closed and title and possession have been transferred to the homebuyer as part of cost of sales. In addition we accrue warranty costs under our $150,000 per occurrence general liability insurance deductible as part of selling, general and administrative costs. Warranty accruals are based upon historical experience. Charges in the warranty accrual and general liability accrual for the three months ended
January 31, 2004 and 2003 are as follows:

                                  Three Months Ended January 31,
                                  ------------------------------
                                       2004           2003
                                  --------------  --------------
                                      (Dollars in Thousands)
Balance, beginning of period......$    39,532     $   22,392
Company acquisitions..............          5          1,821
Additions.........................      8,174          5,623
Charges incurred..................     (4,216)        (4,332)
                                  --------------  --------------
Balance, end of period........... $    43,495     $   25,504
                                  ==============  ==============

     7. We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us.

     8. As of January 31, 2004 and October 31, 2003, respectively, we are obligated under various performance letters of credit amounting to $126.4 million and $130.3 million.

     9. We have an unsecured Revolving Credit Agreement ("Agreement") with a group of banks that provides a revolving credit line of $590 million through July 2006. Interest is payable monthly and at various rates of either the prime rate plus 0.275% or LIBOR plus 1.75%. In addition, we pay a fee equal to 0.350% per annum on the weighted average unused portion of the line. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, are a guarantor under the revolving credit agreement. As of January 31, 2004 and October 31, 2003, there was no outstanding balance under the Agreement.

     We have a secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing, that provides up to $200 million through July 2004. Interest is payable monthly at the Federal Funds Rate plus 1.375%. The loan is repaid when the underlying mortgage loans are sold to permanent investors by the Company. As of January 31, 2004 and October 31, 2003 borrowings under the agreement were $107 million and $166.7 million, respectively.

     10.  On November 3, 2003, we issued $215 million 6 1/2%
Senior Notes due 2014. The net proceeds of the issuance were used for general corporate purposes.

     At January 31, 2004, our long term debt consisted of:
$140.3 million 10 1/2% Senior Notes due 2007, $150 million 9 1/8% Senior Notes due 2009, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, (Senior Notes aggregate $602.3 million, net of discount), $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and a $165 million Term Loan due 2007 which bears interest at either the prime rate plus 1.25% or LIBOR plus 2.5%. As of January 31, 2004 borrowings under the Term Loan were $115 million.

     11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, of approximately 2,020,000 and 1,755,000 for the three months ended January 31, 2004 and 2003, respectively.

     12. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or
(ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur.
If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 is effective immediately for VIE's created after January 31, 2003. Pursuant to FASB revision to FIN 46, ("FSP 46-6"), a public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after March 15, 2004, if the VIE was created before February 1, 2003, and the public entity has not issued financial statements reporting that VIE in accordance with FIN
46. We have elected to defer the application of FIN 46 to our interests in potential variable interest entities created prior to February 1, 2003 pursuant to FSP 46-6.

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

     Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not its total assets consolidated on the balance sheet. In certain cases we will have to place inventory on our balance sheet the VIE has optioned to other developers. In addition, if the VIE has creditors, it's debt will be placed on the balance sheet even though the creditors have no recourse against our Company. Based on these observations we believe consolidating VIE's based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land.

     At January 31, 2004 we consolidated VIE's created from February 1, 2003 to January 31, 2004 as a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these fifteen VIE's totaling $19.9 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE's was $211.5 million of which $6.2 million was not optioned to our Company. Because we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $194.5 million, was reported on the balance sheet as "Minority interest from inventory not owned". Creditors of these VIE's have no recourse against our Company.

     We will continue to secure land and lots using options. Not all our deposits are with VIE's. Including the deposits with the fifteen VIE's above, at January 31, 2004, we have total cash and letters of credit deposits amounting to approximately $177.4 million to purchase land lots with a total purchase price of $2.3 billion. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

     13. Recent Accounting Pronouncements - In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to FIN 46. The revision defers the effective date of implementing FIN 46 for variable interests credited prior to January 2003 and provides certain additional exceptions. While we are still assessing the revised timing requirements of fully implementing FIN 46, we now expect to apply the consolidation provisions to all of the Company's VIE's no later than April 30, 2004, unless further deferrals are issued.

     14. On November 6, 2003 we acquired a homebuilder in Tampa, Florida for cash and 244,618 shares of our Class A Common Stock were issued. This acquisition was accounted for as a purchase, with the results of operations of this entity included in our consolidated financial statements as of the date of acquisition. In connection with the acquisition, we have definite life intangible assets equal to the excess purchase price over the fair value of the net assets estimated to be $33 million. It is our policy to obtain appraisals of acquisition intangibles. We are awaiting the appraisal from this acquisition. Until the appraisal is received, we estimated the intangible value for amortization calculations. We expect to amortize the definite life intangibles over their estimated lives.

     15. Intangible Assets - The intangible assets recorded on our balance sheet are goodwill, tradenames, architectural designs, distribution processes, and contractual agreements, with both definite and indefinite lives resulting from acquisitions. We no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

     16. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of January 31, 2004 had issued and outstanding approximately $300 million Senior Subordinated Notes, $602.3 million face value Senior Notes, a Term Loan with an outstanding balance of $115 million, and a Revolving Credit Agreement with no outstanding balance. The Senior Subordinated Notes, Senior Notes, the Revolving Credit Agreement, and Term Loan are fully and unconditionally guaranteed by the Parent.

     In addition to the Parent, each of the wholly-owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary engaged in homebuilding activity in Poland, our Title Insurance subsidiaries, and joint ventures (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Senior Notes, Senior Subordinated Notes, the Term Loan and the Revolving Credit Agreement.

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

     The following consolidating condensed financial information presents the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries of the Parent, (iv) the Non-guarantor Subsidiaries of the Parent, and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
              CONSOLIDATING CONDENSED BALANCE SHEET
                        JANUARY 31, 2004
                     (Thousands of Dollars)

                                                        Guarantor      Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.......................$   (246) $  137,210 $2,346,170 $     29,845 $          $2,512,979
Financial Services.................                            106      135,666               135,772
Income Taxes (Payable) Receivable     2,196      (1,240)      (441)        (515)
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 896,974     934,921 (1,180,927)     (15,490) (635,478)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$898,924  $1,070,891 $1,164,908 $    149,506 $(635,478) $2,648,751
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$         $          $  389,097 $      1,674 $          $  390,771
Financial Services.................                                     111,303               111,303
Notes Payable......................           1,036,262     (2,652)       4,008             1,037,618
Income Taxes Payable (Receivable).                  (16)     9,842                              9,826
Minority Interest..................                        194,528        5,781               200,309
Stockholders' Equity............... 898,924      34,645    574,093       26,740  (635,478)    898,924
                                   -------- ----------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$898,924  $1,070,891 $1,164,908 $    149,506 $(635,478) $2,648,751
                                   ========  ========== ========== ============ ========== ==========

          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              CONSOLIDATING CONDENSED BALANCE SHEET
                        OCTOBER 31, 2003
                     (Thousands of Dollars)

                                                        Guarantor      Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
Assets
Homebuilding.......................$   (279) $  151,050 $1,910,484 $     35,632 $          $2,096,887
Financial Services.................                           (252)     234,557               234,305
Income Taxes (Payable)Receivable...  18,713      (1,241)   (15,656)        (637)                1,179
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 801,278     690,971   (851,398)     (56,837)  (584,014)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$819,712  $  840,780 $1,043,178 $    212,715 $ (584,014)$2,332,371
                                   ========  =========== ========= ============ ========== ==========

Liabilities
Homebuilding.......................$         $          $  425,847 $      1,800 $          $  427,647
Financial Services.................                            (35)     172,663               172,628
Notes Payable......................             816,960     (2,984)       3,865               817,841
Income Taxes Payable (Receivables).
Minority Interest..................                         90,252        4,291                94,543
Stockholders' Equity............... 819,712      23,820    530,098       30,096   (584,014)   819,712
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$819,712  $  840,780 $1,043,178 $    212,715 $ (584,014)$2,332,371
                                   ========  ========== ========== ============ ========== ==========

          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
         CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
               THREE MONTHS ENDED JANUARY 31, 2004
                     (Thousands of Dollars)

                                                        Guarantor     Non-
                                            Subsidiary  Subsid-    Guarantor     Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     109  $ 752,316  $     8,100  $     (83) $ 760,442
  Financial Services ..............                          952       13,821                14,773
  Intercompany Charges.............            16,284     31,116                 (47,400)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 92,695                                       (92,695)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................. 92,695     16,393    784,384       21,921   (140,178)   775,215
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................              (225)   703,765        6,665    (35,712)   674,493
  Financial Services...............                          490        8,643     (1,106)     8,027
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................              (225)   704,255       15,308    (36,818)   682,520
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 92,695     16,618     80,129        6,613   (103,360)    92,695

State and Federal Income Taxes..... 34,984      5,816     30,276        2,624    (38,716)    34,984
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$57,711  $  10,802 $   49,853  $     3,989  $ (64,644) $  57,711
                                   =======  ========== ========== ============ ========== ==========

          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
         CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
               THREE MONTHS ENDED JANUARY 31, 2003
                     (Thousands of Dollars)

                                                        Guarantor     Non-
                                            Subsidiary  Subsid-    Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     472  $ 613,679  $     2,994  $      (5) $ 617,140
  Financial Services ..............                        1,610        8,885                10,495
  Intercompany Charges.............            43,538      3,376                 (46,914)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 71,136                                       (71,136)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................. 71,136     44,010    618,665       11,879   (118,055)   627,635
                                   -------  ---------- ---------- ------------ ---------- ----------

Expenses:
  Homebuilding.....................            44,010    547,661        3,239    (44,232)   550,678
  Financial Services...............                          542        5,780       (501)     5,821
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            44,010    548,203        9,019    (44,733)   556,499
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 71,136                70,462        2,860    (73,322)    71,136

State and Federal Income Taxes..... 26,375       (205)    26,195        1,150    (27,140)    26,375
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$44,761  $     205  $  44,267  $     1,710  $ (46,182) $  44,761
                                   =======  ========== ========== ============ ========== ==========

          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
               THREE MONTHS ENDED JANUARY 31, 2004
                     (Thousands of Dollars)


                                                          Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 57,711  $  10,802  $  49,853 $     3,989  $ (64,644) $  57,711
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  54,458      2,120   (407,690)    100,980     64,644   (185,488)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 112,169     12,922   (357,837)    104,969              (127,777)

Net Cash (Used In)
  Investing Activities............... (18,985)              (20,571)       (100)              (39,656)

Net Cash Provided By(Used In)
  Financing Activities...............   2,512    215,000      2,895     (59,807)              160,600

Intercompany Investing and Financing
Activities - Net..................... (95,696)  (243,950)   380,994     (41,348)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......            (16,028)     5,481       3,714                (6,833)
Balance, Beginning of Period.........      15    135,846    (14,372)      6,732               128,221
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     15  $ 119,818  $  (8,891)$    10,446  $          $ 121,388
                                     ========  ========= ========== ============ ========== ==========

          HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
               THREE MONTHS ENDED JANUARY 31, 2003
                     (Thousands of Dollars)


                                                          Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 44,761  $     205 $   44,267 $     1,710  $ (46,182) $  44,761
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...   1,216      7,789   (185,915)     49,071     46,182    (81,657)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  45,977      7,994   (141,648)     50,781               (36,896)

Net Cash Provided by (Used In)
  Investing Activities...............     (48)        85    (88,732)         (2)              (88,697)

Net Cash Provided By(Used In)
  Financing Activities...............                       (11,755)    (36,886)              (48,641)

Intercompany Investing and Financing
  Activities - Net................... (45,933)  (172,285)   231,457     (13,239)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......      (4)  (164,206)   (10,678)        654              (174,234)
Balance Beginning of Period..........      10    218,844     43,689       7,447               269,990
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$      6  $  54,638 $   33,011 $     8,101  $          $  95,756
                                     ========  ========= ========== ============ ========== ==========


     17. Subsequent Events - We have entered into an agreement to sell $150 million aggregate principal amount of 6 3/8% Senior
Notes due 2014. The offering is expected to close on March 18, 2004.

     On March 5, 2004, the shareholders of Hovnanian Enterprises, Inc. approved an amendment to its amended Certificate of Incorporation, which provides that the total number of authorized shares of all classes of stock which Hovnanian Enterprises, Inc. shall have the authority to issue is 230,100,000, of which 200,000,000 shares shall be class A Common Stock having a par value of $0.01 per share, 30,000,000 shares shall be Class B Common Stock having a par value of $0.01 per share, and 100,000 shares shall be Preferred Stock having a par value of $0.01 per share.

     On March 5, 2004 our Board of Directors authorized a 2-for-1 stock split on all shares of Hovnanian Enterprises, Inc. common stock. The stock split will entitle all shareholders of record at the close of business on March 19, 2004 to receive one additional share of Class A Common Stock for every share of Class A Common Stock held on that date and one additional share of Class B Common Stock for every share of Class B Common Stock held on that date. The additional shares of Class A Common Stock and Class B Common Stock will be distributed to shareholders in the form of a stock dividend on March 26, 2004.



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

     Inventories - For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted future cash flows generated from expected revenue, less cost to complete including interest, and selling costs. Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

     Insurance Deductible Reserves - Our deductible is $150,000 per occurrence for worker's compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated losses incurred during 2004 and 2003.

     Interest - Costs related to properties under development are capitalized during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Costs related to properties not under development are charged to interest expense.

     Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") "Consolidated of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 07-10"), we record on the Consolidated Balance Sheet specific performance options, options with variable interest entities, and other options under Consolidated inventory not owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

     Intangible Assets - The intangible assets recorded on our balance sheet are goodwill, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from company acquisitions. We no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

     Post Development Completion Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in accounts payable and other liabilities in the consolidated balance sheets.


CAPITAL RESOURCES AND LIQUIDITY

     Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, southern New York state, Pennsylvania, and Ohio), our Southeast Region (Washington D. C., Maryland, Virginia, West Virginia, North Carolina, South Carolina, and Florida), our Southwest Region (Texas and Arizona), and our West Region (California). In addition, we provide financial services to our homebuilding customers.

     Our cash uses during the three months ended January 31, 2004 were for operating expenses, increases in housing inventories, construction, income taxes, interest, the paydown of our revolving credit facility, and the acquisition of a Florida homebuilder. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of $215 million of Senior Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

     At January 31, 2004, there was no cash balance outstanding under our $590 million revolving credit facility and we had approximately $100 million of cash. At January 31, 2004 we had issued $126.4 million of letters of credit which reduces cash available under our revolving credit facility.

     On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 2 million shares of Class A Common Stock. As of January 31, 2004, 903,938 shares of Class A Common Stock have been purchased under this program of which zero were repurchased during the three months ended January 31, 2004. In addition in 2003, we retired at no cost 0.8 million shares that were held by a seller of a previous acquisition.

     Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of $590 million through July 2006. Interest is payable monthly and at various rates of either the prime rate plus 0.275% or LIBOR plus 1.75%. We believe that we will be able either to extend the Agreement beyond July 2006 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, is a guarantor under the revolving credit agreement.
As of January 31, 2004, there were no borrowings under the Agreement.

     At January 31, 2004 we had $605.3 million of outstanding senior debt ($602.3 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $150 million 9 1/8% Senior Notes due 2009, $100 million 8% Senior Notes due 2012 and $215 million 6 1/2% Senior Notes due 2014. At January 31, 2004, we had outstanding senior subordinated debt comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, and $150 million 7 3/4% Senior Subordinated Notes due 2013. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, is a guarantor under the Senior Notes and Senior Subordinated Notes.

     On January 22, 2002 we executed a $165 million five-year Term Loan. The Term Loan matures in January 2007, and bears interest at either the prime rate plus 1.25% or LIBOR plus 2.5%. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, is a guarantor under the Term Loan. At January 31, 2004 borrowings under the Term Loan were $115 million.

     Our mortgage banking subsidiary's warehousing agreement was amended and restated on July 31, 2003. Pursuant to the agreement, we may borrow up to $200 million. The agreement expires July 2004 and interest is payable monthly at the Federal Funds Rate plus 1.375%. We believe that we will be able either to extend this agreement beyond July 2004 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of January 31, 2004, the aggregate principal amount of all borrowings under this agreement was $107 million.

     Total inventory increased $287.7 million during the three months ended January 31, 2004. This increase excluded the change in Consolidated Inventory Not Owned of $75.6 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98. and EITF 97-10, and Variable Interest Entities in accordance with FIN 46. See "Notes to Consolidated Financial Statements - Note 12 for additional explanation on FIN 46. Excluding the impact from our acquisition of $34.5 million, total inventory in our Northeast Region increased $88.2 million, the Southeast Region increased $47.7 million, the Southwest Region increased $19.8 million, and our West Region increased $97.5 million. The increase in inventory was primarily the result of future planned organic growth in all of our existing markets. Substantially all homes under construction or completed and included in inventory at January 31, 2004 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, term loan, and senior and senior subordinated indebtedness.

     We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced.


The following table summarizes the number of buildable homes included in our residential real estate. The January 31, 2004 and October 31, 2003 numbers exclude real estate owned and options in locations in which we have ceased development.

                                 Active      Proposed
                     Active    Communities'  Developable
                  Communities     Homes        Homes     Grand Total
                  -----------  -----------  -----------  -----------
January 31, 2004:

Northeast Region..       35        8,164       17,055        25,219
Southeast Region..      119        11,893      13,676        25,569
Southwest Region..       91         8,731       4,435        13,166
West Region.......       43         8,012       7,768        15,780
                  -----------  -----------   ----------  -----------
                        288        36,800      42,934        79,734
                  ===========  ===========   ==========  ===========
       Owned..........             18,860       5,257        24,117
       Optioned.......             17,940      37,677        55,617
                               -----------   ----------  -----------
         Total........             36,800      42,934        79,734
                               ===========   ==========  ===========

                                 Active       Proposed
                    Active    Communities'   Developable
                  Communities    Homes        Homes       Grand Total
                  -----------  -----------   -----------  -----------

October 31, 2003:

Northeast Region..      32          8,536      15,744        24,280
Southeast Region..     107         10,163      12,345        22,508
Southwest Region..      81          7,127       6,813        13,940
West Region.......      37          7,359       6,211        13,570
                  -----------  -----------   ----------  -----------
                       257         33,185      41,113        74,298
                  ===========  ===========   ==========  ===========
       Owned..........             16,111       5,359        21,470
       Optioned.......             17,074      35,754        52,828
                               -----------   ----------  -----------
         Total........             33,185      44,113        74,298
                               ===========   ==========  ===========

     Homes in active communities under contract at January 31, 2004 and October 31, 2003 were 5,764 and 5,020, respectively.
Such amounts do not include our build on your own lot contracts or contracts from our unconsolidated joint ventures.

      The following table summarizes our started or completed unsold homes and models:

                           January 31,               October 31,
                               2004                     2003
                    -----------------------   -----------------------
                    Unsold                    Unsold
                    Homes    Models   Total   Homes    Models   Total
                    ------   ------   -----   ------   ------   -----

Northeast Region....   176       54     230      130       44    174
Southeast Region....   238       46     284      207       32    239
Southwest Region....   599       99     698      557       94    651
West Region.........   177      111     288      185      105    290
                    ------   ------   -----   ------   ------   -----
  Total              1,190      310   1,500    1,079      275   1,354
                    ======   ======   =====   ======   ======   =====

     Receivables, deposits, and notes increased $12.4 million to $54.9 million at January 31, 2004. The increase was primarily due to the timing of cash received from homes that closed on January 31, 2004. Receivables from home sales amounted to $18.4 million and $4.1 million at January 31,2004 and October 31, 2003, respectively.

     Prepaid expenses and other assets increased $20.8 million to $127.4 million at January 31, 2004. The increase was primarily due to increases in prepaid insurance and prepaid project costs amounting to $11.7 million and $6.4 million, respectively. We pay a full year of insurance costs every first quarter and amortize those costs monthly on a straight-line basis. At January 31, 2004, we have $11.5 million of prepaid insurance costs. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. At January 31, 2004, we have $40.6 million of prepaid project costs. Prepaid expenses and other assets also include our investment in joint ventures. We have entered into a few joint ventures with independent third parties to develop and sell land or to develop land and build and sell homes. At January 31,2004 we have invested $18.9 million in joint ventures. Other than completion guarantees, no other guarantees associated with unconsolidated joint ventures have been given. Also included in prepaid expenses and other assets are debt issuance fees, non-qualified associate benefit plan assets, senior rental residential assets, and miscellaneous prepaids and assets which amounted to $56.4 million.

     Intangibles increased $28.4 million to $168 million at January 31, 2004. This increase was the result of our November 6, 2003 Florida acquisition and is net of amortization expense. $82.7 million are categorized as goodwill and indefinite life intangibles. This amount resulted from company acquisitions prior to fiscal 2003. $85.4 million are categorized as definite life intangibles resulting from acquisitions made in fiscal 2003 and 2004. To the extent the acquisition price was greater than the book value of tangible assets which were stepped up to fair values, purchase price premiums are classified as intangibles. Professionals are hired to appraise all acquired intangibles. Such appraisals resulted in all fiscal 2003 acquisition premiums to be categorized as definite life intangibles. The intangibles from our fiscal 2004 acquisition are estimated, as we await the final appraisal. See the "Critical Accounting Policies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional explanation of intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.

     Accounts payable and other liabilities decreased $14.9 million to $215.8 million. The decrease was primarily the result of fiscal 2003 accrued compensation payments made amounting to $30.4 million offset by increases in accounts payable, accrued expenses and reserves amounting to $10.3 million, $3 million and $2.2 million, respectively, during the three months ended January 31, 2004. Accounts payable and other liabilities consist primarily of accounts payable, accrued expenses, accrued compensation and reserves, which amounted to $79.2 million, $51.7 million, $36 million, and $48.9 million, respectively, at January 31, 2004. The majority of the reserves consist of a warranty accrual for home repair costs exceeding $1,000, and for community amenities and land development infrastructure repair. We accrue for warranty costs at the time each home is closed and title and possession have been transferred to the homebuyer as part of cost of sales. In addition, we accrue for warranty costs under our $150,000 per occurrence general liability insurance deductibles as part of selling, general, and administration. Warranty accruals are based upon historical experience. At January 31, 2004 and October 31, 2003, the warranty and general liability accruals amounted to $43.5 million and $39.5 million, respectively.

     Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $121.9 million and $223.9 million at January 31, 2004 and October 31, 2003, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale are being held as an investment. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2004
COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2003


Total Revenues:

     Compared to the same prior period, revenues increased as follows:

                                     Three Months Ended
                           ------------------------------------------
                           January     January     Dollar  Percentage
                           31,  2004   31,  2003   Change    Change
                           ---------   ---------  -------- ----------
                               (Dollars in Thousands)
Homebuilding:
   Sale  of  homes........ $757,273    $607,501   $149,772    24.7%
  Land sales and other
    revenues...............   3,169       9,639     (6,470)  (67.1%)
Financial  services........  14,773      10,495      4,278    40.8%
                           --------    --------   --------  ---------
      Total  Revenues......$775,215    $627,635   $147,580    23.5%
                           ========    ========   ========  =========


Homebuilding:

     Compared to the same prior period, housing revenues increased $149.8 million or 24.7% during the three months ended
January 31, 2004. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received, and there is no continued involvement.

     Information on homes delivered by market area is set forth below:

                        Three Months Ended
                           January 31,
                        -------------------
                          2004       2003
                        ---------  --------
                       (Dollars in Thousands)

Northeast Region:(1)
  Housing Revenues.....  $191,908  $136,763
  Homes Delivered......       640       431

Southeast Region:(2)
  Housing Revenues.....  $191,062  $158,120
  Homes Delivered......       787       623

Southwest Region:(3)
  Housing Revenues.....  $127,814  $ 72,662
  Homes Delivered......       724       359

West Region:
  Housing Revenues.....  $246,489  $238,695
  Homes Delivered......       750       863

Other:
  Housing Revenues.....  $      -  $  1,261
  Homes Delivered......         -         9

Consolidated Total:
  Housing Revenues.....  $757,273  $607,501
  Homes Delivered......     2,901     2,285

Unconsolidated Joint
  Ventures:
  Housing Revenues.....  $  2,826  $  1,996
  Homes Delivered......        10        10

Total:
  Housing Revenues.....  $760,099  $609,497
  Homes Delivered......     2,911     2,295

(1) January 31, 2004 includes deliveries from our Ohio acquisition which closed on April 1, 2003.
(2) January 31, 2004 includes deliveries from our Florida acquisition which closed November 1, 2003.
(3) January 31, 2004 includes a full quarter of deliveries from one of our Texas acquisition which closed January 2003 and deliveries from our Arizona acquisition which closed on August 13, 2003.

     The increase in housing revenues was primarily due to our acquisitions and home price increases in our Northeast Region, Southeast Region and West Region.

      An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog using base sales prices by market area are set forth below:

                       Sales Contracts for the
                         Three Months Ended      Contract Backlog
                            January 31,          as of January 31,
                       -----------------------  ---------------------
                          2004          2003       2004       2003
                       ---------     ---------  ---------  ----------
                                     (Dollars in Thousands)
Northeast Region:
  Dollars............  $203,484      $115,447   $  611,901  $  410,793
  Homes..............       631           368        2,190       1,334

Southeast Region:
  Dollars............  $241,067      $149,037   $  650,934  $  322,578
  Homes..............       867           586        2,303       1,184

Southwest Region:
  Dollars............  $121,177      $ 68,927   $  153,397  $   89,888
  Homes..............       723           353          988         433
West Region:
  Dollars............  $299,020      $233,616   $  326,848  $  270,835
  Homes..............       912           832          955         924

Other:
  Dollars............  $     --      $    313   $       --  $      --
  Homes..............        --             2           --         --

Consolidated Total:
  Dollars............  $864,748      $567,340   $1,743,080  $1,094,094
  Homes..............     3,133         2,141        6,436       3,875

Unconsolidated Joint
  Ventures:
  Dollars............  $ 50,991      $  1,489   $   64,043  $    4,134
  Homes..............        92             7          118          20

Totals:
  Dollars............  $915,739      $568,829   $1,807,123  $1,098,228
  Homes..............     3,225         2,148        6,554       3,895

In the month of February 2004 we signed an additional 1,609 net contracts amounting to $452.7 million in consolidated communities and 64 net contracts amounting to $32.9 million in unconsolidated joint ventures. The February 2004 contracts along with our contract backlog at January 31, 2004 and deliveries for the three months ended January 31, 2004 amount to approximately 75.5% of our projected deliveries for fiscal 2004.

     Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended
                                  January 31,
                              -------------------
                                2004       2003
                              --------   --------
                             (Dollars in Thousands)

Sale of Homes................ $757,273   $607,501
Cost of Sales................  562,900    457,526
                              --------   --------
Housing Gross Margin......... $194,373   $149,975
                              ========   ========

Gross Margin Percentage......    25.7%      24.7%

      Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended
                                   January 31,
                              -------------------
                                2004       2003
                              --------   --------
Sale of Homes................  100.0%     100.0%
                              --------   --------
Cost of Sales:
      Housing, land &
        development costs....    66.2      67.8%
      Commissions............     2.2       2.1%
      Financing concessions..     1.0       0.9%
      Overheads..............     4.9       4.5%
                              --------   --------
Total Cost of Sales..........    74.3%      75.3%
                              --------   --------
Gross Margin.................    25.7%     24.7%
                              ========   ========

     We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the geographic mix of deliveries and the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. We achieved higher gross margins during the three months ended January 31, 2004 compared to the same period last year. The consolidated gross margin increased 1.0% for the three months ended January 31, 2004. The margin increase was due primarily to increases in average sales prices, our mix of communities, and the effects from some of the processing improvements that we have been implementing.

     Selling, general, and administrative expenses as a percentage of homebuilding revenues, increased to 9.4% for the three months ended January 31, 2004 from 8.8% for the prior year's three months. Such expenses increased $17.5 million during the three months ended January 31, 2004 compared to the same period last year. The increased percentage was primarily due to increased selling, general and administrative costs due to the increase in the number of active selling communities and anticipated business expansion in our Northeast Region and West Region.


Land Sales and Other Revenues:

     Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended
                                      January 31,
                                   ------------------
                                     2004      2003
                                   --------  --------

Land and Lot Sales................ $ 1,139    $8,452
Cost of Sales.....................   1,035     5,652
                                   --------  --------
Land and Lot Sales Gross Margin... $   104     2,800
Interest Expense..................      10       344
                                   --------  --------
Land and Lot Sales Profit
  Before Tax...................... $    94    $2,456
                                   ========  ========

     Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services:

     Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three months ended January 31, 2004 financial services provided a $6.7 million profit before taxes compared to a profit of $4.7 million in 2003. This increase is primarily due to reduced costs, increased mortgage loan amounts, and the addition of a mortgage operations from our acquisitions.


Corporate General and Administrative:

     Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses decreased to 1.9% for the three months ended January 31, 2004 from 2.3% for the corresponding prior year's three months. The percentage decrease is primarily attributed to the increase in housing revenues.

Interest:

     Interest expense includes housing, and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended
                               January 31,
                            ------------------
                              2004      2003
                            --------  --------

Sale of Homes.............. $ 16,933  $13,335
Land and Lot Sales.........       10      344
                            --------  --------
Total...................... $ 16,943  $13,679
                            ========  ========

     Housing interest as a percentage of sale of homes revenues for the three months ended January 31, 2004 and 2003 was 2.2%. Housing interest as a percentage of sale of homes remained flat due to our efforts to maintain leverage at a 50% net debt to capital level and interest rates remaining relatively flat over the last year.


Other Operations:

     Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, amortization of the consultant agreements and the right of first refusal agreement from our California acquisition in fiscal 2002, minority interest relating to joint ventures, and corporate owned life insurance.


Recent Accounting Pronouncements:

     In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to the Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The revision defers the effective date of implementing FIN 46 for variable interests created prior to January 2003 and provides certain additional exceptions. While we are still assessing the revised timing requirements of fully implementing FIN 46, we now expect to apply the consolidation provisions to all of the Company's VIE's no later than April 30, 2004, unless further deferrals are issued.


Total Taxes:

     Total taxes as a percentage of income before taxes amounted to approximately 37.7% and 37.1% for the three months ended January 31, 2004 and 2003, respectively. The increased effective rate is due primarily to an increase in 2004 in state income taxes and the reduced effect permanent book to tax differences have on the rate as profits increase. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


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

     Inflation has a lesser short-term effect on us because we generally negotiate fixed price contracts with our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 56% of our homebuilding cost of sales.


Mergers and Acquisitions:

     On November 6, 2003, we acquired a Florida homebuilder for cash and 244,618 shares of our Class A Common Stock were issued.
On November 1, 2002 and December 31, 2002 we acquired two Texas homebuilding companies for cash.

Safe Harbor Statement

     All statements in this Form 10-Q that are not historical facts should be considered as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

     . Changes in general and local economic and business conditions;
     .  Weather conditions;
     .  Changes in market conditions;
     . Changes in home prices and sales activity in California, New Jersey, Texas, North Carolina, Virginia, and
        Maryland markets;
     . Government regulation, including regulations concerning development of land, the homebuilding process, and the environment;
     . Fluctuations in interest rates and the availability of mortgage financing;
     . Shortages in and price fluctuations of raw materials and labor;
     . The availability and cost of suitable land and improved lots;
     .  Levels of competition;
     .  Availability of financing to the Company;
     . Utility shortages and outages or rate fluctuations; and . Geopolitical risks, terrorist acts and other acts of war.

     Certain risks, uncertainties, and other factors are described in detail in Item 1 and 2 "Business and Properties" in our Form 10-K for the year ended October 31, 2003.


Item 3.  Quantitative and Qualitative Disclosures About Market
Risk.

     The primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of January 31, 2004, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

                         As of January 31, 2004
                   --------------------------------------
                          Expected Maturity Rate
                          ----------------------

                                                                                            FMV @
                     2004    2005    2006    2007    2008    2009   Thereafter   Total     1/31/04
                   -------  ------  ------  ------   ------  ------  ----------  --------  ---------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate...... $47,816  $  81   $  88   $140,346 $  104 $150,112 $615,115  $953,662  $1,016,726
  Average interest
    rate..........   6.45%   8.38%   8.38%   10.50%   8.38%   9.12%    7.63%     8.23%          --
  Variable rate...      --      --     --  $115,000     --      --       --    $115,000  $  115,000
  Average interest
    rate..........      --      --     --        (2)    --      --       --        --          --

 (1) Does not include bonds collateralized by mortgages receivable.
 (2) LIBOR plus 2.5%

Item 4.  CONTROLS AND PROCEDURES

  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2004. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.

  In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  Other Information

     Item 6.     Exhibits and Reports on Form 8-K.
         (a)
                 Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

                 Exhibit 3(b) Certificate of Amendment of
                 Certificate of Incorporation of the
                 Registrant. (2)

                 Exhibit 3(c) Certificate of Amendment of
                 Certificate of Incorporation of the Registrant
                 (filed herewith).

                 Exhibit 3(d) Restated Bylaws of the Registrant.
(3)

                 Exhibit 4(a) Indenture dated as of November 3,
                 2003,
                 relating to 6 1/2% Senior Notes, among K.
                 Hovnanian
                 Enterprises, Inc., Hovnanian Enterprises, Inc.
                 and
                 Wachovia Bank, National Association, as Trustee, as supplemented by the First Supplemental Indenture dated as of November 3, 2003 among K. Hovnanian Enterprises,
                 Inc., Hovnanian Enterprises, Inc., the other
                 Guarantors
                 named therein and Wachovia Bank, National
                 Association, as
                 Trustee, including form of 6 1/2% Senior Notes due January 15, 2014.(4)

                 Exhibit 31(a) Rule 13a-14(a)/15d-14(a)
                 Certification of Chief Executive Officer.

                 Exhibit 31(b) Rule 13a-14(a)/15d-14(a)
                 Certification of Chief Financial Officer

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

         (1) Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on
                 Form S-1 of the Registrant.

         (2)  Incorporated by reference to Registration
                Statement (No. 333-106761) on Form S-3
                of the Registrant.

         (3) Incorporated by reference to Exhibits to Registration Statement (No. 1-08551) on
                Form 8-A of the Registrant.

         (4)   Incorporated by reference to Exhibits to Current
                 Report on Form 8-K filed on November 7, 2003

       Item 6(b). The following reports have been filed during quarter ended January 31, 2004:
  (i) On November 7, 2003, the Company filed a report on Form 8-K, Items 5 and 7, relating to issuance and sale in an underwritten public offering of $215,000,000 in aggregate principal amount of 6 1/2% Senior Notes due 2014 of K. Hovnanian Enterprises, Inc., guaranteed by the Company and certain of the Company's subsidiaries.
  (ii) On November 3, 2003, the Company filed a report on Form 8-K, Items 5 and 7, relating to the issuance and sale in an underwritten public offering of $215,000,000 in aggregate principal amount of 6 1/2% Senior Notes due 2014 of K. Hovnanian Enterprises, Inc., guaranteed by the Company and certain of the Company's subsidiaries.
  The following reports have been furnished during the quarter ended January 31, 2004:
  (i) On December 8, 2003, the Company furnished a report on Form 8-K, Items 7 and 12, relating the Company's press release dated December 8, 2003 relating to its preliminary financial results for the fourth quarter ended October 31, 2003.



                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange
Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  March 16, 2004
                                    /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  March 16, 2004
                                    /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller


                         CERTIFICATIONS
                          Exhibit 31(a)

I, Ara K. Hovnanian, President & Chief Executive Officer of Hovnanian Enterprises, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-Q of Hovnanian Enterprises, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  March 16, 2004


/S/ARA K. HOVNANIAN
Ara K. Hovnanian
President and Chief Executive Officer



                         CERTIFICATIONS
                          Exhibit 31(b)

I, J. Larry Sorsby, Executive Vice President & Chief Financial Officer of Hovnanian Enterprises, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-Q of Hovnanian Enterprises, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  March 16, 2004


/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and Chief Financial Officer




                          Exhibit 32(a)

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of Hovnanian Enterprises, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ara K. Hovnanian, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  March 16, 2004


/s/ARA K. HOVNANIAN
Ara K. Hovnanian
President and Chief Executive Officer

                          Exhibit 32(b)

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of Hovnanian Enterprises, Inc. (the "Company") on Form 10-Q for the period ended January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Larry Sorsby, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date:  March 16, 2004

/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and Chief Financial Officer