Form 10-Q/A
period 2004-04-30
HOVNANIAN ENTERPRISES INC
filed 2004-06-17
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q


(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 2004 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

Commission file number 1-8551

Hovnanian Enterprises, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware                                        22-1851059
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

l0 Highway 35, P.O. Box 500, Red Bank, NJ  07701
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 46,438,670 Class A Common Shares and 14,691,794 Class B Common Shares were outstanding as of June 1, 2004.


                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10-Q

                                     INDEX

                                                              PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Condensed Consolidated Balance Sheets at April 30,
                2004 (unaudited) and October 31, 2003                 3

              Condensed Consolidated Statements of Income for the
                three and six months ended April 30, 2004 and
                2003 (unaudited)                                      5

              Condensed Consolidated Statement of Stockholders'
                Equity for the six months ended April 30, 2004
                (unaudited)                                           6

              Condensed Consolidated Statements of Cash Flows for
                the six months ended April 30, 2004
                and 2003 (unaudited)                                  7

              Notes to Consolidated Financial
                Statements (unaudited)                                9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                        20

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                    35

     Item 4.  Controls and Procedures                                37

PART II.  Other Information
     Item 2.     Change in Securities, Use of Proceeds and
                 Issuer Purchases of Equity Securities.
     Item 4.     Submission of Matters to a Vote of Security
                 Holders.
     Item 6.     Exhibits and Reports on Form 8-K.                   38

Signatures                                                           42



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                  April 30,     October 31,
          ASSETS                                     2004           2003
                                                 -----------    -----------
                                                 (unaudited)
Homebuilding:
  Cash and cash equivalents..................... $  122,856    $   121,913
                                                 -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development...............................  1,537,880      1,184,907
                                                 -----------    -----------
    Land and land options held for future
      development or sale.......................    308,310        270,502
                                                 -----------    -----------
    Consolidated Inventory Not Owned:
      Specific performance options..............     33,978         56,082
      Variable interest entities................    260,329        100,327
      Other options.............................     36,368         48,226
                                                 -----------    -----------
       Total Consolidated Inventory Not Owned...    330,675        204,635
                                                 -----------    -----------
      Total Inventories.........................  2,176,865      1,660,044
                                                 -----------    -----------

  Receivables, deposits, and notes .............     53,149         42,506
                                                 -----------    -----------

  Property, plant, and equipment - net..........     32,614         26,263
                                                 -----------    -----------

  Prepaid expenses and other assets.............    127,129        106,525
                                                 -----------    -----------

  Goodwill and indefinite life intangibles......     82,658         82,658
                                                 -----------    -----------

  Definite life intangibles.....................     81,269         56,978
                                                 -----------    -----------
      Total Homebuilding........................  2,676,540      2,096,887
                                                 -----------    -----------

Financial Services:
  Cash and cash equivalents.....................      9,459          6,308
  Mortgage loans held for sale..................    115,231        224,052
  Other assets..................................      5,030          3,945
                                                 -----------    -----------
      Total Financial Services..................    129,720        234,305
                                                 -----------    -----------

Income Taxes Receivable - Including deferred
  tax benefits..................................     29,044          1,179
                                                 -----------    -----------
Total Assets.................................... $2,835,304     $2,332,371
                                                 ===========    ===========

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                      April 30,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2004         2003
                                                    -----------  -----------
                                                    (unaudited)
Homebuilding:
  Nonrecourse land mortgages....................... $   34,139   $   43,795
  Accounts payable and other liabilities...........    251,549      230,696
  Customers' deposits..............................     85,042       58,376
  Liabilities from inventory not owned.............     61,568       94,780
                                                    -----------  -----------
      Total Homebuilding...........................    432,298      427,647
                                                    -----------  -----------
Financial Services:
  Accounts payable and other liabilities...........      4,467        5,917
  Mortgage warehouse line of credit................    107,167      166,711
                                                    -----------  -----------
      Total Financial Services.....................    111,634      172,628
                                                    -----------  -----------
Notes Payable:
  Term loan........................................                 115,000
  Senior notes.....................................    752,444      387,166
  Senior subordinated notes........................    300,000      300,000
  Accrued interest.................................     22,197       15,675
                                                    -----------  -----------
      Total Notes Payable..........................  1,074,641      817,841
                                                    -----------  -----------
      Total Liabilities............................  1,618,573    1,418,116
                                                    -----------  -----------

Minority interest from inventory not owned.........    238,827       90,252
                                                    -----------  -----------

Minority interest from consolidated joint ventures.      7,719        4,291
                                                    -----------  -----------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued.............................
  Common Stock,Class A,$.01 par value-authorized
    200,000,000 shares; issued 56,727,469 shares at
    April 30, 2004 and 56,036,116 shares at October 31,
    2003 (including 10,293,302 shares at April 30, 2004
    and 10,780,436 shares at October 31, 2003 held
    in Treasury)....................................       567          560
  Common Stock,Class B,$.01 par value (convertible to
    Class A at time of sale) authorized 30,000,000
    shares; issued 15,386,367 shares at April 30, 2004
    and 15,537,016 shares at October 31, 2003 (including
    691,748 shares at April 30, 2004 and October 31,
    2003 held in Treasury)..............                   154          155
  Paid in Capital...................................   183,220      163,355
  Retained Earnings.................................   833,365      705,182
  Treasury Stock - at cost..........................   (47,121)     (49,540)
                                                    -----------  -----------
      Total Stockholders' Equity....................   970,185      819,712
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity..........$2,835,304   $2,332,371
                                                    ===========  ===========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                        Three Months Ended      Six Months Ended
                                             April 30,              April 30,
                                        -------------------  -----------------------
                                           2004      2003        2004       2003
                                        --------- ---------  -----------  ----------
Revenues:
  Homebuilding:
    Sale of homes......................$ 900,943  $666,553   $1,658,216   $1,274,054
    Land sales and other revenues......    4,395     2,365        7,564       12,004
                                        --------- ---------  -----------  ----------
      Total Homebuilding...............  905,338   668,918    1,665,780    1,286,058
  Financial Services...................   13,470    10,899       28,243       21,394
                                        --------- ---------  -----------  ----------
      Total Revenues...................  918,808   679,817    1,694,023    1,307,452
                                        --------- ---------  -----------  ----------
Expenses:
  Homebuilding:
    Cost of sales......................  674,106   497,219    1,238,041      960,397
    Selling, general and administrative   80,512    59,598      152,305      113,899
    Inventory impairment loss..........      734     1,326          792        1,484
                                        --------- ---------  -----------  ----------
      Total Homebuilding...............  755,352   558,143    1,391,138    1,075,780

  Financial Services...................    8,670     6,173       16,697       11,994

  Corporate General and Administrative.   14,694    13,464       29,218       28,048

  Interest.............................   19,096    13,425       36,039       27,104

  Other Operations.....................    4,248     2,378        6,680        6,656

  Intangible Amortization..............    4,591     1,806        9,399        2,306
                                        --------- ---------  -----------  ----------
      Total Expenses...................  806,651   595,389    1,489,171    1,151,888
                                        --------- ---------  -----------  ----------
Income Before Income Taxes.............  112,157    84,428      204,852      155,564
                                        --------- ---------  -----------  ----------
State and Federal Income Taxes:
  State................................    6,416     3,335       12,656        6,435
  Federal..............................   35,269    28,525       64,013       51,800
                                        --------- ---------  -----------  ----------
    Total Taxes........................   41,685    31,860       76,669       58,235
                                        --------- ---------  -----------  ----------
Net Income............................. $ 70,472  $ 52,568   $  128,183   $   97,329
                                        ========= =========  ===========  ==========
Per Share Data:
Basic:
  Income per common share.............. $   1.13  $   0.85   $     2.05   $     1.56
  Weighted average number of common
    shares outstanding.................   62,608    62,286       62,473       62,512
Assuming dilution:
  Income per common share.............. $   1.06  $   0.80   $     1.93   $     1.48
  Weighted average number of common
     shares outstanding................   66,408    65,522       66,393       65,888

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings    Stock    Total
                           -----------  ------  -----------  ------  -------  --------  --------  ---------
Balance, October 31, 2003.  45,255,680    $560   14,845,268    $155 $163,355  $705,182  $(49,540) $ 819,712

Acquisitions..............     489,236                                17,487               2,512     19,999

Sale of common stock under
  employee stock option
  plan....................     289,166       3                         1,904                          1,907

Stock bonus plan..........     196,886       2       54,652       1      474                            477
Conversion of Class B to
  Class A Common Stock....     205,301       2     (205,301)     (2)

Treasury stock purchase...      (2,102)                                                      (93)       (93)

Net Income................                                                     128,183              128,183
                           -----------  ------  -----------  ------  -------  --------  --------  ---------
Balance, April 30, 2004
(unaudited)...............  46,434,167    $567   14,694,619    $154 $183,220  $833,365  $(47,121) $ 970,185
                           ===========  ======  ===========  ======  =======  ========  ========  =========

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - unaudited)
                                                           Six Months Ended
                                                              April 30,
                                                       ---------------------
                                                          2004       2003
                                                       ---------- ----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  128,183 $  97,329
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
      Depreciation....................................      3,001     3,225
      Intangible amortization.........................      9,399     2,306
      Loss (gain) on sale and retirement of property
        and assets....................................         12       (28)
      Deferred income taxes...........................     (7,136)   (2,727)
      Impairment losses...............................        792     1,484
      Decrease (increase) in assets:
        Mortgage notes receivable.....................    108,968     9,516
        Receivables, prepaids and other assets........    (34,755)   (3,200)
        Inventories...................................   (366,625) (214,148)
     (Decrease) increase in liabilities:
        State and Federal income taxes................    (20,137)  (30,020)
        Tax effect from exercise of stock options.....       (592)   (2,830)
        Customers' deposits...........................     21,638    12,551
        Interest and other accrued liabilities........     (5,244)   (8,228)
        Post development completion costs.............     (3,376)    2,676
        Accounts payable..............................     18,340   (19,547)
                                                       ---------- ----------
          Net cash (used in) operating activities.....  (147,532)  (151,641)
                                                       ---------- ----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......       312        180
  Purchase of property, equipment and other fixed
    assets and acquisitions of homebuilding
    companies.........................................   (49,955)  (138,836)
  Net returns of capital from unconsolidated
    affiliates........................................       746      7,431
                                                       ---------- ----------
          Net cash (used in) investing activities.....   (48,897)  (131,225)
                                                       ---------- ----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes................... 1,321,739    583,578
  Proceeds from senior debt...........................   365,000
  Principal payments on mortgages and notes...........(1,488,507)  (543,062)
  Purchase of treasury stock..........................       (93)    (7,261)
  Proceeds from sale of stock and employee stock plan.     2,384      3,147
                                                       ---------- ----------
          Net cash provided by financing activities....  200,523     36,402
                                                       ---------- ----------
Net Increase (Decrease) In Cash.........................   4,094   (246,464)
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................   128,221    269,990
                                                       ---------- ----------
Cash and Cash Equivalents Balance, End Of Period...... $ 132,315  $  23,526
                                                       ========== ==========
Supplemental Disclosures of Cash Flow
  Cash paid during the year for:
    Interest.........................................  $  38,692  $  30,504
                                                       ========== ==========
    Income taxes.....................................  $ 103,769  $  90,981
                                                       ========== ==========
Supplemental disclosures of noncash operating
  activities:
  Consolidated Inventory Not Owned:
    Specific performance options.....................  $  31,918  $  51,155
    Variable interest entities.......................    238,060     35,811
    Other options....................................     30,602     57,316
                                                       ---------- ----------
  Total Inventory Not Owned..........................  $ 300,580  $ 144,282
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

	In March 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend of Class A and Class B Common Stock payable to stockholders of record on March 19, 2004. The additional shares were distributed on March 26, 2004. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net effect on total stockholders' equity as a result of the stock split.

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

	For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows (dollars in thousands except for earnings per share information):

                                  Three Months Ended    Six Months Ended
                                  ------------------  --------------------
                                   April      April     April      April
                                  30, 2004  30, 2003  30, 2004    30, 2003
                                  --------- --------- ---------   --------
Net income to common shareholders;
  as reported.....................$  70,472 $  52,568 $ 128,183   $ 97,329

Deduct:  total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards......................... 1,110       528     1,931        988

Pro forma net income..............$  69,362 $  52,040 $ 126,252   $ 96,341
                                  ========= ========= =========   ========
Pro forma basic earnings per share$    1.11 $    0.84 $    2.02   $   1.54
                                  ========= ========= =========   ========
Basic earnings per share as
  reported......................  $    1.13 $    0.85 $    2.05   $   1.56
                                  ========= ========= =========   ========
Pro forma diluted earnings per
  share.......................    $    1.04 $    0.79 $    1.90   $   1.46
                                  ========= ========= =========   ========
Diluted earnings per share as
  Reported......................  $    1.06 $    0.80 $    1.93   $   1.48
                                  ========= ========= =========   ========

       Pro forma information regarding net income and earnings per share is to be calculated as if we had accounted for our stock options under the fair value method of SFAS 123. The fair value for those options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk-free interest rate of 4.2% and 4.3%, respectively; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.43 for both periods; and a weighted-average expected life of the option of 3.6 and 5.1 years, respectively.

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


	3.  Interest costs incurred, expensed and capitalized were:

                             Three Months Ended  Six Months Ended
                                  April 30,           April 30,
                             ------------------  -----------------
                               2004      2003     2004     2003
                             --------   -------  -------  --------
                                    (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period........$ 29,477   $23,600  $24,833  $22,159
Plus Interest Incurred(1)(2).  22,204    15,305   43,791   30,425
Less Interest Expensed(2)....  19,096    13,425   36,039   27,104
                             --------   -------  -------  --------
Interest Capitalized at
  End of Period (2)......... $ 32,585   $25,480  $32,585  $25,480
                             ========   =======  =======  ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)	Represents interest on borrowings for construction, land and land development costs which are charged to interest expense when homes are delivered or when land is not under active development.

	4. Accumulated depreciation at April 30, 2004 and October 31, 2003 amounted to $29.4 million and $27.5 million, respectively, for our homebuilding and senior rental residential assets.

       5. In accordance with Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. We wrote off such costs in the amount of $0.7 million and $1.3 million during the three months ended April 30, 2004 and 2003, respectively, and $0.8 million and $1.5 million during the six months ended April 30, 2004 and 2003, respectively. Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

       6. We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition we accrue warranty costs under our $150,000 per occurrence general liability insurance deductible as part of selling, general and administrative costs. Warranty accruals are based upon historical experience. Additions and charges incurred in the warranty accrual and general liability accrual for the three and six months ended April 30, 2004 and 2003 are as follows:


                                  Three Months Ended    Six Months Ended
                                      April 30,           April 30,
                                  ------------------  ------------------
                                    2004      2003      2004       2003
                                  --------  --------  --------  --------
                                          (Dollars in Thousands)
Balance, beginning of period..... $43,495   $25,992   $39,532   $22,392
Company acquisitions.............                                 2,170
Additions........................   8,427     4,468    16,607    10,230
Charges incurred.................  (4,736)   (1,570)   (8,953)   (5,902)
                                  --------  --------  --------  --------
Balance, end of period..........  $47,186   $28,890   $47,186   $28,890
                                  ========  ========  ========  ========

	7. We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of our operations.

       8. As of April 30, 2004 and October 31, 2003, respectively, we are obligated under various performance letters of credit amounting to $127.1 million and $130.3 million.

	9. We have an unsecured Revolving Credit Agreement ("Agreement") with a group of banks that provides a revolving credit line of $590 million through July 2006. Interest is payable monthly and at various rates of either the prime rate plus 0.275% or LIBOR plus 1.75%. In addition, we pay a fee equal to 0.350% per annum on the weighted average unused portion of the line. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, are a guarantor under the revolving credit agreement. As of April 30, 2004 and October 31, 2003, there was no outstanding balance under the Agreement.

       We have a secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing, that provides up to $200 million through July 2004. Interest is payable monthly at the Federal Funds Rate plus 1.375%. The loan is repaid when the underlying mortgage loans are sold to permanent investors by us. As of April 30, 2004 and October 31, 2003 borrowings under the agreement were $107.2 million and $166.7 million, respectively.

       10. On March 18, 2004, we issued $150 million 6 3/8% Senior Notes due 2014. The net proceeds of the issuance were used to redeem our 9 1/8% Senior Notes which occurred on May 3, 2004 and for general corporate purchases. (See Note 17).

       On November 3, 2003, we issued $215 million 6 1/2% Senior Notes due 2014. The net proceeds of the issuance were used for general corporate purposes.

       At April 30, 2004, our long term debt consisted of: $140.3 million 10 1/2% Senior Notes due 2007, $150 million 9 1/8% Senior Notes due 2009, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014,and $150 million 6 3/8% Senior Notes due 2014, (Senior Notes aggregate $752.4 million, net of discount) $150 million 8 7/8% Senior Subordinated Notes due 2012, and $150 million 7 3/4% Senior Subordinated Notes due 2013. On March 18, 2004, we paid off our $115 million Term Loan with available cash.

       11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock, of approximately 3.8 million and 3.2 million for the three months ended April 30, 2004 and 2003, respectively, and approximately 3.9 million and 3.4 million for the six months ended April 30, 2004 and 2003, respectively.

       12. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or
(ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 was effective immediately for VIE's created after January 31, 2003. Pursuant to FASB revision to FIN 46, ("FIN 46R") (See Note 13), our company was not required to apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until our quarter ended April 30, 2004 for VIE's created before February 1, 2003.

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

	At April 30, 2004 all VIE's we were required to consolidate were a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these thirty-three VIE's totaling $27.4 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE's was $260.3 million. Because we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $238.1 million, was reported on the balance sheet as "Minority interest from inventory not owned". Creditors of these VIE's have no recourse against our Company.

	We will continue to secure land and lots using options. Not all our deposits are with VIE's. Including the deposits with the thirty-three
VIE's above, at April 30, 2004, we have total cash and letters of credit deposits amounting to approximately $177.2 million to purchase land lots with a total purchase price of $2.8 billion. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

       13.  Recent Accounting Pronouncements -	In December 2003, the
Financial Accounting Standards Board ("FASB") issued Revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity's net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity's net assets, exclusive of variable interests. We have fully implemented FIN 46 as of April 30, 2004.

	In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 105 ("SAB 105"). Existing accounting guidance requires an entity to record on its balance sheet the fair value of any issued and outstanding mortgage loan commitments. SAB 105 requires that the fair value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any future cash flows related to (i) expected fees to be received when the loan commitment becomes a loan, (ii) gains from selling the loan, or (iii) the servicing value created from the loan. The guidance in SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of the guidance in SAB 105 did not have a material adverse effect on our financial position or results of operations.

       14. On November 6, 2003 we acquired a Florida homebuilder for cash and 489,236 shares of our Class A Common Stock. This acquisition was accounted for as a purchase, with the results of operations of this entity included in our condensed consolidated financial statements as of the date of acquisition. In connection with the acquisition, we have definite life intangible assets equal to the excess purchase price over the fair value of the net assets estimated to be $33 million. It is our policy to obtain appraisals of acquisition intangibles. We are awaiting the appraisal from this acquisition. Until the appraisal is received, we estimated the intangible value for amortization calculations. We expect to have our final appraisal by our third quarter ended July 31, 2004. We expect to amortize the definite life intangibles over their estimated lives.

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

       16. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of April 30, 2004 had issued and outstanding approximately $300 million Senior Subordinated Notes, $752.4 million face value Senior Notes, and a Revolving Credit Agreement with no outstanding balance. The Senior Subordinated Notes, Senior Notes and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

	In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary engaged in homebuilding activity in Poland, our Title Insurance subsidiaries, and joint ventures (collectively the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Agreement.

	In lieu of providing separate audited financial statements for the Guarantor Subsidiaries we have included the accompanying condensed consolidating financial statements. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

	The following condensed consolidating financial information present the results of operations, financial position, and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Non-guarantor Subsidiaries, and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 30, 2004
(Dollars in Thousands)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.......................$    115  $  143,368 $2,499,794 $     33,263 $          $2,676,540
Financial Services.................                             82      129,638               129,720
Income Taxes (Payable) Receivable.   25,774                  3,326          (56)               29,044
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 944,296     977,032 (1,202,771)      (5,776)  (712,781)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$970,185  $1,120,400 $1,300,431 $    157,069 $ (712,781)$2,835,304
                                   ========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.......................$        $           $  430,772 $      1,526 $          $  432,298
Financial Services.................                           (117)     111,751               111,634
Notes Payable......................          1,072,829      (2,341)       4,153             1,074,641
Income Taxes Payable (Receivable).
Minority Interest..................                        238,827        7,719               246,546
Stockholders' Equity............... 970,185     47,571     633,290       31,920   (712,781)   970,185
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$970,185 $1,120,400  $1,300,431 $    157,069 $ (712,781)$2,835,304
                                   ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2003
(Dollars in Thousands)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
Assets
Homebuilding.......................$   (279) $  151,050 $1,910,484 $     35,632 $          $2,096,887
Financial Services.................                           (252)     234,557               234,305
Income Taxes (Payable)Receivable...  18,713      (1,241)   (15,656)        (637)                1,179
Investments in and amounts due to
  and from consolidated
  subsidiaries..................... 801,278     690,971   (851,398)     (56,837)  (584,014)
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Assets.......................$819,712  $  840,780 $1,043,178 $    212,715 $ (584,014)$2,332,371
                                   ========  ========== ========== ============ ========== ==========

Liabilities
Homebuilding.......................$         $          $  425,847 $      1,800 $          $  427,647
Financial Services.................                            (35)     172,663               172,628
Notes Payable......................             816,960     (2,984)       3,865               817,841
Income Taxes Payable (Receivables).
Minority Interest..................                         90,252        4,291                94,543
Stockholders' Equity............... 819,712      23,820    530,098       30,096   (584,014)   819,712
                                   --------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity...........................$819,712  $  840,780 $1,043,178 $    212,715 $ (584,014)$2,332,371
                                   ========  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2004
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-     Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $      77  $  897,147 $      8,114 $          $  905,338
  Financial Services...............                         1,164       12,306                13,470
  Intercompany Charges.............            18,524      32,324                 (50,848)
  Equity In Pretax Income of
    Consolidated Subsidiaries......112,157                                       (112,157)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ 112,157     18,601     930,635       20,420   (163,005)   918,808
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................               653     827,734        6,308    (36,714)   797,981
  Financial Services...............                           575        8,888       (793)     8,670
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................               653     828,309       15,196    (37,507)   806,651
                                   -------  ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes. 112,157     17,948     102,326        5,224   (125,498)   112,157
State and Federal Income Taxes..... 41,685      5,043      39,257        2,054    (46,354)    41,685
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$ 70,472  $  12,905  $   63,069 $      3,170 $  (79,144)$   70,472
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2003
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      166 $  668,756 $          1 $       (5)$  668,918
  Financial Services...............                         1,853        9,046                10,899
  Intercompany Charges.............             41,833      8,083                 (49,916)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 84,428                                        (84,428)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................  84,428      41,999    678,692        9,047   (134,349)   679,817
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................             41,999    590,202         144     (43,129)   589,216
  Financial Services...............                           593       5,937        (357)     6,173
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................             41,999    590,795       6,081     (43,486)   595,389
                                   -------  ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes.. 84,428                 87,897       2,966     (90,863)    84,428

State and Federal Income Taxes..... 31,860        (424)    33,236       1,299     (34,111)    31,860
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$52,568  $      424 $   54,661 $     1,667  $  (56,752)$   52,568
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2004
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $      186 $1,649,463 $     16,214 $      (83)$1,665,780
  Financial Services...............                         2,116       26,127                28,243
  Intercompany Charges.............             34,808     63,440                 (98,248)
  Equity In Pretax Income of
    Consolidated Subsidiaries......204,852                                       (204,852)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ 204,852      34,994  1,715,019       42,341   (303,183) 1,694,023
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................                428  1,531,499       12,973    (72,426) 1,472,474
  Financial Services...............                         1,065       17,531     (1,899)    16,697
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................                428  1,532,564       30,504    (74,325) 1,489,171
                                   -------  ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes..204,852      34,566    182,455       11,837   (228,858)   204,852

State and Federal Income Taxes..... 76,669      10,859     69,533        4,678    (85,070)    76,669
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$128,183  $   23,707 $  112,922 $      7,159 $ (143,788)$  128,183
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2003
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries  ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $      638 $1,285,420 $         10 $      (10)$1,286,058
  Financial Services...............                         3,463       17,931                21,394
  Intercompany Charges.............             85,371     11,459                 (96,830)
  Equity In Pretax Income of
    Consolidated Subsidiaries......155,564                                       (155,564)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ 155,564      86,009  1,300,342       17,941   (252,404) 1,307,452
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................             86,009  1,141,027          219    (87,361) 1,139,894
  Financial Services...............                         1,135       11,717       (858)    11,994
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................             86,009  1,142,162       11,936    (88,219) 1,151,888
                                   -------  ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes..155,564                158,180        6,005   (164,185)   155,564

State and Federal Income Taxes..... 58,235        (629)    59,431        2,449    (61,251)    58,235
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$97,329  $      629 $   98,749 $      3,556 $ (102,934)$   97,329
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2004
(Dollars in Thousands)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................$ 128,183  $  23,707 $  112,922 $      7,159 $(143,788) $ 128,183
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  32,298         82  (558,863)      106,980   143,788   (275,715)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 160,481     23,789  (445,941)      114,139             (147,532)

Net Cash (Used In)
  Investing Activities............... (19,865)             (28,822)         (210)             (48,897)

Net Cash Provided By (Used In)
  Financing Activities...............   2,419   250,000      7,788       (59,684)             200,523

Intercompany Investing and Financing
  Activities - Net...................(143,018) (286,061)   480,140       (51,061)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......      17   (12,272)   133,165         3,184                4,094
Balance, Beginning of Period.........      15   135,846    (14,372)        6,732              128,221
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period.....................$      32 $ 123,574  $  (1,207) $      9,916 $          $ 132,315
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2003
(Dollars in Thousands)

                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$ 97,329  $     629 $   98,749 $      3,556 $ (102,934)$  97,329
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities... (29,463)     3,677   (347,348)      21,230    102,934  (248,970)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  67,866      4,306   (248,599)      24,786             (151,641)

Net Cash Provided By (Used In)
  Investing Activities...............  (3,233)     2,866   (130,704)        (154)            (131,225)

Net Cash Provided By (Used In)
  Financing Activities...............  (7,261)    29,800     20,937       (7,074)              36,402

Intercompany Investing and Financing
  Activities - Net................... (57,367)  (288,577)   365,968      (20,024)                   -
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......       5   (251,605)     7,602       (2,466)            (246,464)
  Balance, Beginning of Period.......      10    218,844     43,689        7,447              269,990
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     15  $ (32,761)$   51,291 $      4,981 $          $  23,526
                                     ========  ========= ========== ============ ========== ==========


       17. Subsequent Events - On May 3, 2004, we redeemed all of our $150 million outstanding 9 1/8% Senior Notes due 2009. We recorded $8.7 million of expenses associated with the extinguishment of this debt.

       In May 2004, we made a decision to change our fiscal 2002 California acquisition brand name to K. Hovnanian Homes. This will result in a reclassification of $50 million from goodwill and indefinite life intangibles to definite life intangibles on our July 31, 2004 Condensed Consolidated Balance Sheet.



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

	Income Recognition from Home and Land Sales - Income from home and land sales is recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

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

	Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") "Consolidated of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Consolidated Balance Sheet specific performance options, options with variable interest entities, and other options under Consolidated inventory not owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

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

       Our cash uses during the six months ended April 30, 2004 were for operating expenses, increases in housing inventories, construction, income taxes, interest, the paydown of our revolving credit facility, the payoff of our Term Loan, and the acquisition of a Florida homebuilder. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of $365 million of Senior Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. On
March 5, 2004 our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. As of April 30, 2004, 1.8 million shares of Class A Common Stock have been purchased under this program. In addition in 2003, we retired at no cost 1.6 million shares that were held by a seller of a previous acquisition. All share information reflects our dividend.

	Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of $590 million through July 2006. Interest is payable monthly and at various rates of either the prime rate plus 0.275% or LIBOR plus 1.75%. At April 30, 2004, there were no outstanding borrowings under our $590 million revolving credit facility and we had approximately $122.9 million of homebuilding cash. At April 30, 2004 we had issued $127.1 million of letters of credit which reduces cash available under our agreement. We believe that we will be able either to extend the Agreement beyond July 2006 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, is a guarantor under the revolving credit agreement.

	At April 30, 2004 we had $755.3 million of outstanding senior debt ($752.4 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $150 million 9 1/8% Senior Notes due 2009, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, and $150 million 6 3/8% Senior Notes due 2014. At April 30, 2004, we had outstanding $300 million of senior subordinated debt comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, and $150 million 7 3/4% Senior Subordinated Notes due 2013. On May 3, 2004 we redeemed our 9 1/8% Senior Notes due 2009, and we recorded $8.7 million of expenses associated with the extinguishment of this debt. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, is a guarantor of the Senior Notes and Senior Subordinated Notes.

	On March 18, 2004, we paid off our $115 million Term Loan. We recorded $0.9 million of expenses associated with the extinguishment of the debt in Other operations on the Condensed Consolidated Statement of Income.

	Our mortgage banking subsidiary's warehousing agreement was amended and restated on July 31, 2003. Pursuant to the agreement, we may borrow up to $200 million. The agreement expires in July 2004 and interest is payable monthly at the Federal Funds Rate plus 1.375%. We believe that we will be able either to extend this agreement beyond July 2004 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of April 30, 2004, the aggregate principal amount of all borrowings under this agreement was $107 million.

       Total inventory increased $390.8 million during the six months ended April 30, 2004. This increase excluded the change in consolidated inventory not owned of $126 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and Variable Interest Entities in accordance with FIN 46. See "Notes to Condensed Consolidated Financial Statements" - Note 12 for additional information on FIN 46. Excluding the impact from our Florida acquisition in November 2003 of $37.6 million, total inventory in our Northeast Region increased $83.4 million, the Southeast Region increased $73.1 million, the Southwest Region increased $35.8 million, and our West Region increased $160.9 million. The increase in inventory was primarily the result of future planned organic growth in our existing markets. Substantially all homes under construction or completed and included in inventory at April 30, 2004 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, and senior and senior subordinated indebtedness.

       We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option.
As a result, our commitment for major land acquisitions is reduced.

	The following table summarizes the number of buildable homes included in our total residential real estate. The April 30, 2004 and October 31, 2003 numbers exclude real estate owned and options in locations where we have ceased development.

                                 Active       Proposed       Grand
                     Active    Communities   Developable     Total
                  Communities    Homes         Homes         Homes
                  -----------   ---------   ------------   ---------
April 30, 2004:

Northeast Region..       35        7,894        18,182       26,076
Southeast Region..      119       11,896        16,321       28,217
Southwest Region..       86        8,319         6,283       14,602
West Region.......       51        8,223         8,640       16,863
                  -----------   ---------   ------------   ---------
                        291       36,332        49,426       85,758
                  ===========   =========   ============   =========
   Owned..........                20,310         4,752       25,062
   Optioned.......                16,022        44,674       60,696
                                ---------   ------------   ---------
     Total........                36,332        49,426       85,758
                                =========   ============   =========


                                 Active       Proposed         Grand
                     Active    Communities   Developable       Total
                  Communities    Homes         Homes           Homes
                  -----------   ---------   ------------   ----------
October 31, 2003:

Northeast Region..      32        8,536        15,744         24,280
Southeast Region..     107       10,163        12,345         22,508
Southwest Region..      81        7,127         6,813         13,940
West Region.......      37        7,359         6,211         13,570
                  -----------  -----------   ----------   -----------
                       257       33,185        41,113         74,298
                  ===========  ===========   ==========   ===========
   Owned..........               16,111         5,359         21,470
   Optioned.......               17,074        35,754         52,828
                               -----------   ----------   -----------
     Total........               33,185        41,113         74,298
                               ===========   ==========   ===========

	Homes in active communities under contract at April 30, 2004 and October 31, 2003 were 7,227 and 5,020, respectively. Such amounts do not include our build on your own lot contracts or contracts from our unconsolidated joint ventures.

	The following table summarizes our started or completed unsold homes and models:

                              April 30,               October 31,
                                2004                     2003
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    116       55     171      130       44     174
Southeast Region....    164       36     200      207       32     239
Southwest Region....    628       93     721      557       94     651
West Region.........    128      122     250      185      105     290
                     ------   ------   -----   ------   ------   -----
  Total               1,036      306   1,342    1,079      275   1,354
                     ======   ======   =====   ======   ======   =====

	Receivables, deposits, and notes increased $10.6 million to $53.1 million at April 30, 2004. The increase was primarily due to the timing of cash received from homes that closed on April 30, 2004. Receivables from home sales amounted to $11.4 million and $4.1 million at April 30, 2004 and October 31, 2003, respectively.

	Prepaid expenses and other assets are as follows:

                                       April 30,  October 31,   Dollar
                                        2004         2003       Change
                                      ----------  -----------  ---------
Prepaid insurance.................... $   6,945   $            $  6,945
Prepaid project costs................    43,099       34,171      8,928
Investment in joint ventures.........    22,486       23,232       (746)
Senior residential rental properties.     8,926        9,118       (192)
Other prepaids.......................    19,390       16,209      3,181
Other assets.........................    26,283       23,795      2,488
                                     -----------  -----------  ---------
                                     $  127,129   $  106,525   $ 20,604
                                     ===========  ===========  =========

	Prepaid insurance increased due to a payment of a full year of insurance costs every first quarter. These costs are amortized monthly on a straight line basis. Prepaid project costs increased due to increased communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Investments in Joint Ventures have remained relatively flat when comparing April 30, 2004 to October 31, 2003. As of April 30, 2004 we have entered into two homebuilding joint ventures and three land and land development joint ventures. Other than completion guarantees, no other guarantees associated with unconsolidated joint ventures have been given. Also included in prepaid expenses and other assets are debt issuance fees, non-qualified associate benefit plan assets, and miscellaneous prepaids and assets.

       At April 30, 2004, we had $82.7 million of goodwill and indefinite life intangibles. This amount resulted from company acquisitions prior to fiscal 2003. In May 2004, we made a decision to change our fiscal 2002 California acquisition brand name to K. Hovnanian Homes. This will result in a reclassification of $50 million from goodwill and indefinite life intangibles to definite life intangibles on our July 31, 2004 Condensed Consolidated Balance Sheet.

       Definite life intangibles increased $24.3 million to $81.3 million at April 30, 2004. This increase was the result of our November 6, 2003 Florida acquisition net of amortization expense. To the extent the acquisition price was greater than the book value of tangible assets which were stepped up to fair values, purchase price premiums were classified as intangibles. Professionals are hired to appraise all acquired intangibles. Such appraisals resulted in all fiscal 2003 acquisition premiums to be categorized as definite life intangibles. The intangibles from our fiscal 2004 acquisition are estimated, as we await the final appraisal. See the "Critical Accounting Policies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional explanation of intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.

	Income taxes receivable increased $27.9 million to $29.0 million at April 30, 2004. This increase was primarily the result of the payment of $28.4 million of federal and state taxes accrued at October 31, 2003 and netted against deferred taxes receivable. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as offset against future taxable income.

	Accounts payable and other liabilities are as follows:

                                       April 30,  October 31,  Dollar
                                         2004        2003      Change
                                       ---------  -----------  -------
Accounts payable.......................$ 88,782   $   68,935   $19,847
Reserves...............................  52,914       46,699     6,215
Accrued expenses.......................  19,980       27,064    (7,084)
Accrued compensation...................  49,166       72,495   (23,329)
Property secured by a mortgage.........  24,171            -    24,171
Other liabilities......................  16,536       15,503     1,033
                                       ---------  -----------  -------
                                       $251,549   $  230,696   $20,853
                                       =========  ===========  =======

	The increase in accounts payable and other liabilities was primarily due to the consolidation of a property in our Northeast Region that was secured by a mortgage which was subsequently replaced by a letter of credit, increases in accounts payable due to our November 2003 Florida acquisition as well as the opening of new communities in our existing markets, increases in reserves for our General Liability policy and an increase in miscellaneous other liabilities. These increases were offset by decreases in accrued expenses due to the payment of our fiscal year 2003 accruals and a decrease in accrued compensation due to the payout of our fiscal year 2003 bonuses during the first six months of 2004. Other liabilities include payroll withholdings, deferred income, and a nonrecourse mortgage associated with our Corporate Office.

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $115.2 million and $223.9 million at April 30, 2004 and October 31, 2003, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale are being held as an investment. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.




RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2003


Total Revenues:

	Compared to the same prior period, revenues increased as follows:

                                       Three Months Ended
                            ------------------------------------------
                            April 30,   April 30,   Dollar  Percentage
                              2004        2003      Change    Change
                            ------------------------------------------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $ 900,943   $ 666,553  $ 234,390     35.2%
  Land sales and other
    revenues...........         4,395       2,365      2,030     85.8%
  Financial Services...        13,470      10,899      2,571     23.6%
                            ----------  ----------  --------  --------
   Total Revenues...        $ 918,808   $ 679,817  $ 238,991     35.2%
                            ==========  ==========  ========  ========

                                       Six Months Ended
                            ------------------------------------------
                            April 30,   April 30,   Dollar  Percentage
                              2004        2003      Change    Change
                            ------------------------------------------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........    $1,658,216   $1,274,054 $ 384,162    30.2%
  Land sales and other
    revenues...........         7,564       12,004    (4,440)  (37.0%)
  Financial Services...        28,243       21,394     6,849    32.0%
                           -----------  ----------  --------  --------
   Total Revenues...       $1,694,023   $1,307,452 $ 386,571    29.6%
                           ===========  ==========  ========  ========

Homebuilding:

	Compared to the same prior period, housing revenues increased $234.4 million or 35.2% during the three months ended April 30, 2004 and increased $384.2 million or 30.2% during the six months ended April 30, 2004.
Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received, and there is no continued involvement.



	Information on homes delivered by market area is set forth below:

                         Three Months Ended       Six Months Ended
                             April 30,               April 30,
                        ---------------------   ----------------------
                           2004        2003        2004        2003
                        ----------  ----------  ----------  ----------
                                 (Dollars in Thousands)
Northeast Region: (1)
  Dollars............  $  208,620   $  148,155  $  400,528  $  284,918
  Homes..............         669          462       1,309         893

Southeast Region: (1)
  Dollars............  $  253,485   $  156,162  $  444,547  $  314,282
  Homes..............         987          621       1,774       1,244

Southwest Region: (1)
  Dollars............  $  154,564   $  106,767  $  282,378  $  179,429
  Homes..............         884          520       1,608         879

West Region:
  Dollars............  $  284,274   $  255,469  $  530,763  $  494,164
  Homes..............         813          893       1,563       1,756

Other:
  Dollars............  $       --   $       --  $       --  $    1,261
  Homes..............          --           --          --           9

Consolidated Total:
  Dollars............  $  900,943   $  666,553  $1,658,216  $1,274,054
  Homes..............       3,353        2,496       6,254       4,781

Unconsolidated Joint
  Ventures:
  Dollars............  $    8,484   $    2,178  $   11,310  $    4,173
  Homes..............          19           11          29          21

Totals:
  Housing Revenues...  $  909,427   $  668,731  $1,669,526  $1,278,227
  Homes Delivered....       3,372        2,507       6,283       4,802

(1) April 30, 2004 includes six months of deliveries from our Texas, Ohio, Arizona, and Florida acquisitions which closed in January 2003, April 2003, August 2003, and
  November 2003, respectively.


	An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog using base sales prices by market area are set forth below:

                        Sales Contracts for the
                            Six Months Ended       Contract Backlog
                               April 30,            as of April 30,
                      -------------------------  ------------------------
                           2004          2003         2004       2003
                      -----------   -----------  -----------  -----------
                                      (Dollars in Thousands)
Northeast Region: (1)
  Dollars............ $  510,609    $  320,391   $  733,520   $  538,742
  Homes..............      1,550         1,007        2,440        2,024

Southeast Region: (1)
  Dollars............ $  592,990    $  397,360   $  750,663   $  423,614
  Homes..............      2,143         1,535        2,592        1,531

Southwest Region: (1)
  Dollars............ $  323,925    $  212,905   $  204,621   $  128,786
  Homes..............      1,873         1,085        1,254          645

West Region:
  Dollars............ $  832,706    $  546,086   $  587,174   $  336,741
  Homes..............      2,340         1,901        1,570        1,100

Other:
  Dollars............ $       --    $      313   $       --   $       --
  Homes..............         --             2           --           --

Consolidated Total:
  Dollars............ $2,260,230    $1,477,055   $2,275,978   $1,427,883
  Homes..............      7,906         5,530        7,856        5,300

Unconsolidated Joint
  Ventures:
  Dollars............ $  135,786    $    3,248   $  140,353   $    3,715
  Homes..............        230            16          237           18

Totals:
  Dollars............ $2,396,016    $1,480,303   $2,416,331   $1,431,598
  Homes...............     8,136         5,546        8,093        5,318

(1) Included in sales contracts for the six months ended April 30, 2004 and contract backlog as of April 30, 2004 are sales contracts and backlog from our Texas, Ohio, Arizona, and Florida acquisitions which closed in January 2003, April 2003, August 2003, and November 2003, respectively.

       During May 2004, we signed an additional 1,454 net contracts amounting to $431.1 million in consolidated communities and 33 net contracts amounting to $23.8 million in unconsolidated joint ventures compared to 1,215 net contracts amounting to $326.9 million in consolidated communities and 3 net contracts amounting to $0.8 million in unconsolidated joint ventures in the same month last year.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended    Six Months Ended
                                    April 30,           April 30,
                              -------------------  ----------------------
                                2004       2003       2004        2003
                              --------   --------  ----------- ----------
                                        (Dollars in Thousands)

Sale of Homes................ $900,943   $666,553  $1,658,216  $1,274,054
Cost of Sales................  673,778    496,130   1,236,678     953,656
                              --------   --------  ----------  ----------
Housing Gross Margin......... $227,165   $170,423  $  421,538  $  320,398
                              ========   ========  ==========  ==========

Gross Margin Percentage......    25.2%      25.6%      25.4%        25.1%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Six Months Ended
                                   April 30,            April 30,
                              -------------------   --------   --------
                                2004       2003        2004       2003
                              --------   --------   --------   --------
Sale of Homes................   100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....    66.7%      66.7%      66.5%      67.2%
      Commissions............     2.3%       2.1%       2.3%       2.1%
      Financing concessions..     1.1%       1.0%       1.0%       1.0%
      Overheads..............     4.7%       4.6%       4.8%       4.6%
                              --------   --------   --------   --------
Total Cost of Sales..........    74.8%      74.4%      74.6%      74.9%
                              --------   --------   --------   --------
Gross Margin.................    25.2%      25.6%      25.4%      25.1%
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

	Excluding our Florida and Arizona acquisitions, our gross margins increased to 26% and 26.2% during the three and six months ended April 30, 2004, respectively when compared to the same periods last year. These increases are primarily due to increases in sales prices and the effects from some of the processing improvements that we have been implementing in our existing operations. The decreased margin from our Florida acquisition is primarily due to the step up of inventory to reflect fair value at the time of purchase. Although we achieve targeted returns from our Arizona acquisition through higher inventory turnover our margins are lower than our average consolidated margins. Another factor that has begun to hinder our gross margins is the increase in material costs such as lumber.
Despite the effect of our acquisitions and material price increases, if home prices continue to appreciate, there is the potential for upside in our homebuilding gross margin for the full year in fiscal 2004.

	Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues, remained relatively flat at approximately 9.0% for the three and six months ended April 30, 2004 when compared to the same period last year. Such expenses increased $20.9 million and $38.4 million during the three and six months ended April 30, 2004, respectively, compared to the same period last year. The dollar increase was primarily due to our acquisitions and increased selling, general and administrative costs associated with the increase in the number of active selling communities in all of our regions.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended    Six Months Ended
                                       April 30,            April 30,
                                   ------------------   -------------------
                                     2004      2003        2004      2003
                                   --------  --------   --------   --------

Land and Lot Sales................ $   446   $ 1,298    $ 1,585    $ 9,750
Cost of Sales.....................     328     1,089      1,363      6,741
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...     118       209        222      3,009
Interest Expense..................      30        11         40        355
                                   --------  --------   --------   --------
Land and Lot Sales Profit
  Before Tax...................... $    88   $   198    $   182    $ 2,654
                                   ========  ========   ========   ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three and six months ended April 30, 2004 financial services provided a $4.8 million and $11.5 million profit before income taxes compared to a profit of $4.7 million and $9.4 million for the same periods in 2003. While the pretax profit increased slightly during the three and six months ended April 30, 2004 compared to the same period last year, the pretax margin percentage decreased. This decrease is primarily due to reduced spreads resulting from the steady rise in homebuyers choosing to use Adjustable Rate Mortgage (ARM) products which historically are less profitable to originate and lower gross spreads due to increased competition for purchase mortgages as the market for refinancing mortgages has significantly declined.


Corporate General and Administrative

	Corporate general and administrative expenses represents the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues such expenses decreased to 1.6% for the three months ended April 30, 2004 from 2.0% for the prior year's three months and decreased to 1.7% for the six months ended April 30, 2004 from 2.1% for the prior year's six months. Corporate general and administrative expenses increased $1.2 million during the three and six months ended April 30, 2004 compared to the same periods last year. Increases in corporate general and administrative dollar expenses are primarily attributed to increased headcount as our company continues to grow.


Interest

	Interest expense includes housing and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended    Six Months Ended
                                 April 30,           April 30,
                            ------------------   -------------------
                              2004      2003       2004       2003
                            --------  --------   --------   --------

Sale of Homes.............. $ 19,066  $ 13,414   $ 35,999   $ 26,749
Land and Lot Sales.........       30        11         40        355
                            --------  --------   --------   --------
Total...................... $ 19,096  $ 13,425   $ 36,039   $ 27,104
                            ========  ========   ========   ========

	Housing interest as a percentage of sale of homes revenues remained flat at 2.0% for the three months ended April 30, 2004, compared to the same period last year and increased 0.1% for the six months ended April 30, 2004 to 2.2% from 2.1% for the same period last year. Housing interest as a percentage of sale of homes remained relatively flat due to our efforts to maintain leverage at a 50% net debt to capital level.


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


Intangible Amortization

	We are amortizing our definite life intangibles over their expected useful life, ranging from three to seven years. Intangible amortization increased $2.8 million and $7.1 million for the three and six months ended April 30,2004, respectively, when compared to the same period last year. This increase was the result of our November 2003 Florida acquisition and a full six months of amortization expense from our Texas and Ohio acquisitions that closed in January 2003 and April 2003, respectively.


Recent Accounting Pronouncements

	In December 2003, the Financial Accounting Standards Board ("FASB") issued Revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R requires the primary beneficiary of a variable interest entity to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity's net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity's net assets, exclusive of variable interests. We have fully implemented FIN 46 as of April 30, 2004.

	In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 105 ("SAB 105"). Existing accounting guidance requires an entity to record on its balance sheet the fair value of any issued and outstanding mortgage loan commitments. SAB 105 requires that the fair value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any future cash flows related to (i) expected fees to be received when the loan commitment becomes a loan, (ii) gains from selling the loan, or (iii) the servicing value created from the loan. The guidance in SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of the guidance in SAB 105 did not have a material adverse effect on its financial position or results of operations.


Total Taxes

	Total taxes as a percentage of income before taxes remained unchanged at approximately 37.4% for both the six months ended April 30, 2004 and 2003. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


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


Mergers and Acquisitions

       On November 6, 2003, we acquired a Florida homebuilder for cash and 489,236 shares of our Class A Common Stock (shares reflect stock dividend). On November 1, 2002 and December 31, 2002 we acquired two Texas homebuilding companies. On April 9, 2003, we acquired a build-on-your-own lot homebuilder in Ohio and on August 8, 2003 we acquired a homebuilder in Arizona. All fiscal 2003 acquisitions were paid for in cash.




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



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	The primary market risk facing us is interest rate risk on our long-term debt.
In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk;
however, such obligations reprice frequently and are short-term in duration.  In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors.  Accordingly, the risk from mortgage loans is not material.  We do not hedge interest rate risk other than on mortgage loans using financial instruments.  We are also subject to foreign currency risk but this risk is not material.  The following table sets forth as of April 30, 2004, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").
                                 As of April 30, 2004
                  --------------------------------------------------
                                Expected Maturity Date
                                                                                            FMV @
                     2004     2005    2006    2007    2008    2009    Thereafter   Total    4/30/04
                  -------  -------  ------  ------ -------- -------- ----------  --------  --------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate....$34,214  $    81  $   88 $140,346 $   104 $150,112  $765,115  $1,090,060 $1,121,861
  Average
   interest rate  5.88%    8.38%   8.38%   10.50%   8.38%    9.12%     7.38%       7.98%

 (1) Does not include bonds collateralized by mortgages receivable.


Item 4.  CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2004. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.

    In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended April 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  Other Information

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

	This table provides information with respect to our purchases of shares of our
Class A common stock during the fiscal second quarter of 2004.

	Issuer Purchases of Equity Securities (1)
                                                   Total Number
                                                     Of Shares      Maximum Number of
                                                   Purchased as      Shares That May
                                                  Part of Publicly  Yet Be Purchased
                 Total Number of   Average Price   Announced Plan    Under The Plan
Period           Shares Purchased  Paid Per Share    or Program        or Program
---------------- ----------------  -------------- ----------------  -----------------
February 1, 2004
Through
February 29, 2004            -               -               -         2,192,124
-------------------------------------------------------------------------------------
March 1, 2004
Through
March 31, 2004           2,102         $44.29            2,102         2,190,022
-------------------------------------------------------------------------------------
April 1, 2004
Through
April 30, 2004               -              -                -         2,190,022
-------------------------------------------------------------------------------------
Total                    2,102         $44.29            2,102
                 ================  ============== ================

1.  In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  On March 5, 2004, our Board of
Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend.  All share information reflects our dividend.


     Item 4.  Submission of Matters to a Vote of Security Holders.

	We held our annual stockholders meeting on March 5, 2004 at 10:30 a.m. at the offices of Simpson Thacher & Bartlett LLP, 425 Lexington Avenue, New York, New York. All share information reflects our dividend. The following matters were voted at the meeting:

       (1) Election of all Directors to hold office until the next Annual Meeting of Stockholders. There were no broker non-votes. The elected Directors were:

                                  Class A                    Class B
                         Votes For  Votes Withheld  Votes For  Votes Withheld
                         ---------- -------------- ----------- --------------
Kevork S. Hovnanian      28,946,360    4,481,956   120,290,722      24,640
Ara K. Hovnanian         28,993,902    4,434,414   120,291,722      23,640
Geaton A. Decesaris,Jr.  28,945,182    4,483,134   120,291,722      23,640
Arthur M. Greenbaum      28,947,684    4,480,632   120,291,022      24,340
Edward A. Kangas         30,410,988    3,017,328   120,292,022      23,340
Desmond P. McDonald      30,395,378    3,032,934   120,291,022      24,340
John J. Robbins          30,411,256    3,017,060   120,292,022      23,340
J. Larry Sorsby          28,945,982    4,482,334   120,291,722      23,640
Stephen D. Weinroth      30,398,408    3,029,908   120,291,022      24,340

       (2) Ratification of selection of Ernst & Young, LLP as certified independent accountants for fiscal year ending October 31, 2004. There were no broker non-votes.

                               Class A           Class B
                            ------------       ------------

	  ..  Votes For        33,150,570         120,313,322
	  ..  Votes Against       253,956               2,000
	  ..  Abstain              23,790                  40

       (3) The approval of an amendment to the Company's amended Certificate of Incorporation to increase the total number of authorized shares of all classes of stock from 100,100,000 to 230,100,000 of which 200,000,000 shares will be Class A Common Stock, par value $0.01 per share, and 30,000,000 shares will be shares of Class B Common Stock, par value $0.01 per share, and 100,000 shares will be Preferred Stock, par value $0.01 per share. There were no broker non-votes.

                               Class A           Class B
                            ------------       ------------

	  ..  Votes For        32,091,296         120,303,442
	  ..  Votes Against     1,329,962              11,920
	  ..  Abstain               7,058                   -



       (4) Approval of the Company's amended and restated Senior Executive Short-Term Incentive Plan.

                                Class A           Class B
                             ------------       ------------

	  ..  Votes For         24,277,272        120,216,278
	  ..  Votes Against      2,386,066             55,620
	  ..  Abstain               34,494              5,200
        ..    Broker Non-Votes   6,730,484             38,264

       (5) Approval of the Company's amended and restated 1999 Stock Incentive Plan.

                                Class A           Class B
                             ------------       ------------

	  ..  Votes For         14,473,422        120,218,678
	  ..  Votes Against     11,230,260             53,220
	  ..  Abstain              994,150              5,200
          ..  Broker Non-Votes   6,730,484             38,264

     Item 6.     Exhibits and Reports on Form 8-K.
         (a)
                 Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

                 Exhibit 3(b) Certificate of Amendment of
                 Certificate of Incorporation of the
                 Registrant. (2)

                 Exhibit 3(c) Certificate of Amendment of
                 Certificate of Incorporation of the Registrant. (3)

                 Exhibit 3(d) Restated Bylaws of the Registrant. (4)

                 Exhibit 4(a) Indenture dated as of March 18, 2004, relating to 6 3/8% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee.(5)

                 Exhibit 31(a) Rule 13a-14(a)/15d-14(a)
                 Certification of Chief Executive Officer.

                 Exhibit 31(b) Rule 13a-14(a)/15d-14(a)
                 Certification of Chief Financial Officer

                 Exhibit 32(a) Section 1350 Certification of Chief Executive Officer.

                 Exhibit 32(b) Section 1350 Certification of Chief Financial Officer.

(1)   Incorporated by reference to Exhibits to
                 Registration Statement (No. 2-85198) on
                 Form S-1 of the Registrant.

(2)	Incorporated by reference to Exhibits to Registration
Statement (No. 333-106761) on Form S-3
of the Registrant.

           (3) Incorporated by reference to Exhibit 3(c) to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 32, 2004.

(4) Incorporated by reference to Exhibit 3.2 to Registration Statement (No. 1-08551) on
Form 8-A of the Registrant.

(5)	Incorporated by reference to Exhibit 4.1 to
Registration Statement (No. 333-115742) on
                 Form S-4 of the Registrant.

         Item 6(b). The following reports have been filed during quarter ended April 30, 2004:
    On March 29, 2004, the Registrant filed a report on Form 8-K, Items 5 and
7.
    The following reports have been furnished during the quarter ended April 30, 2004:
    On March 1, 2004, the Registrant furnished a report on Form 8-K, Items 7 and 12.




                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  June 14, 2004                /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  June 14, 2004                /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller




CERTIFICATIONS
Exhibit 31(a)

I, Ara K. Hovnanian, President & Chief Executive Officer of Hovnanian Enterprises, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-Q of Hovnanian Enterprises, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  June 11, 2004

/S/ARA K. HOVNANIAN
Ara K. Hovnanian
President and Chief Executive Officer



CERTIFICATIONS
Exhibit 31(b)

I, J. Larry Sorsby, Executive Vice President & Chief Financial Officer of Hovnanian Enterprises, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-Q of Hovnanian Enterprises, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  June 11, 2004

/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and Chief Financial Officer



Exhibit 32(a)

CERTIFICATION PURSUANT TO
 18 U.S.C. SECTION 1350,
 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Hovnanian Enterprises, Inc. (the "Company") on Form 10-Q for the period ended April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ara
K. Hovnanian, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date:  June 11, 2004

/S/ARA K. HOVNANIAN
Ara K. Hovnanian
President and Chief Executive Officer



Exhibit 32(b)

CERTIFICATION PURSUANT TO
 18 U.S.C. SECTION 1350,
 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Hovnanian Enterprises, Inc. (the "Company") on Form 10-Q for the period ended April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Larry Sorsby, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:
1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date:  June 11, 2004

/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and Chief Financial Officer