Form 10-Q
period 2004-07-31
HOVNANIAN ENTERPRISES INC
filed 2004-09-13
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q


(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JULY 31, 2004 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 46,390,719 Class A Common Shares and 14,685,529 Class B Common Shares were outstanding as of September 7, 2004.


HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX

                                                               PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Condensed Consolidated Balance Sheets as of July 31,
                2004 (unaudited) and October 31, 2003                 3

              Condensed Consolidated Statements of Income for the
                three and nine months ended July 31, 2004 and
                2003 (unaudited)                                      5

              Condensed Consolidated Statement of Stockholders'
                Equity for the nine months ended July 31, 2004
                (unaudited)                                           6

              Condensed Consolidated Statements of Cash Flows for
                the nine months ended July 31, 2004
                and 2003 (unaudited)                                  7

              Notes to Condensed Consolidated Financial
                Statements (unaudited)                                8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                        20

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                    36

     Item 4.  Controls and Procedures                                37

PART II.  Other Information
     Item 2.  Unregistered Sales of Equity Securities and
                Use of Proceeds                                      38
     Item 6.  Exhibits                                               39

Signatures                                                           40



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                   July 31,     October 31,
          ASSETS                                     2004           2003
                                                 -----------    -----------
                                                 (unaudited)
Homebuilding:
  Cash and cash equivalents..................... $    6,667     $  121,913
                                                 -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development...............................  1,785,771      1,184,907
                                                 -----------    -----------
    Land and land options held for future
      development or sale.......................    357,092        270,502
                                                 -----------    -----------
    Consolidated Inventory Not Owned:
      Specific performance options..............     23,076         56,082
      Variable interest entities................    198,634        100,327
      Other options.............................     32,811         48,226
                                                 -----------    -----------
       Total Consolidated Inventory Not Owned...    254,521        204,635
                                                 -----------    -----------
      Total Inventories.........................  2,397,384      1,660,044
                                                 -----------    -----------

  Receivables, deposits, and notes .............     49,614         42,506
                                                 -----------    -----------

  Property, plant, and equipment - net..........     37,647         26,263
                                                 -----------    -----------

  Prepaid expenses and other assets.............    146,174        106,525
                                                 -----------    -----------

  Goodwill and indefinite life intangibles......     32,658         82,658
                                                 -----------    -----------

  Definite life intangibles.....................    122,062         56,978
                                                 -----------    -----------
      Total Homebuilding........................  2,792,206      2,096,887
                                                 -----------    -----------

Financial Services:
  Cash and cash equivalents.....................     12,317          6,308
  Mortgage loans held for sale..................    150,782        224,052
  Other assets..................................      3,047          3,945
                                                 -----------    -----------
      Total Financial Services..................    166,146        234,305
                                                 -----------    -----------

Income Taxes Receivable - Including deferred
  tax benefits..................................     21,903          1,179
                                                 -----------    -----------
Total Assets.................................... $2,980,255     $2,332,371
                                                 ===========    ===========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                       July 31,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2004         2003
                                                    -----------  -----------
                                                    (unaudited)
Homebuilding:
  Nonrecourse land mortgages....................... $   23,066   $   43,795
  Accounts payable and other liabilities...........    290,686      230,696
  Customers' deposits..............................     92,383       58,376
  Liabilities from inventory not owned.............     49,824       94,780
                                                    -----------  -----------
      Total Homebuilding...........................    455,959      427,647
                                                    -----------  -----------
Financial Services:
  Accounts payable and other liabilities...........      5,583        5,917
  Mortgage warehouse line of credit................    144,853      166,711
                                                    -----------  -----------
      Total Financial Services.....................    150,436      172,628
                                                    -----------  -----------
Notes Payable:
  Revolving and term credit agreements.............    215,000      115,000
  Senior notes.....................................    602,589      387,166
  Senior subordinated notes........................    300,000      300,000
  Accrued interest.................................     14,546       15,675
                                                    -----------  -----------
      Total Notes Payable..........................  1,132,135      817,841
                                                    -----------  -----------
      Total Liabilities............................  1,738,530    1,418,116
                                                    -----------  -----------

Minority interest from inventory not owned.........    179,255       90,252
                                                    -----------  -----------

Minority interest from consolidated joint ventures.      8,731        4,291
                                                    -----------  -----------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued.............................
  Common Stock,Class A,$.01 par value-authorized
    200,000,000 shares; issued 56,768,461 shares at
    July 31, 2004 and 56,036,116 shares at October 31,
    2003 (including 10,395,656 shares at July 31, 2004
    and 10,780,436 shares at October 31, 2003 held
    in Treasury)....................................       567          560
  Common Stock,Class B,$.01 par value (convertible to
    Class A at time of sale) authorized 30,000,000
    shares; issued 15,379,780 shares at July 31, 2004
    and 15,537,016 shares at October 31, 2003 (including
    691,748 shares at July 31, 2004 and October 31,
    2003 held in Treasury)..............                   154          155
  Paid in Capital...................................   184,260      163,355
  Retained Earnings.................................   920,103      705,182
  Deferred Compensation.............................    (1,295)
  Treasury Stock - at cost..........................   (50,050)     (49,540)
                                                    -----------  -----------
      Total Stockholders' Equity.................... 1,053,739      819,712
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity..........$2,980,255   $2,332,371
                                                    ===========  ===========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                        Three Months Ended      Nine Months Ended
                                              July 31,              July 31,
                                        -------------------  -----------------------
                                           2004      2003        2004       2003
                                        --------- ---------  -----------  ----------
Revenues:
  Homebuilding:
    Sale of homes......................$1,044,610 $830,734   $2,702,826   $2,104,788
    Land sales and other revenues......     5,395    4,441       12,959       16,445
                                        --------- ---------  -----------  ----------
      Total Homebuilding............... 1,050,005  835,175    2,715,785    2,121,233
  Financial Services...................    13,683   13,642       41,926       35,036
                                        --------- ---------  -----------  ----------
      Total Revenues................... 1,063,688  848,817    2,757,711    2,156,269
                                        --------- ---------  -----------  ----------
Expenses:
  Homebuilding:
    Cost of sales......................   778,216  621,897    2,016,257    1,582,294
    Selling, general and administrative    82,905   66,136      235,210      180,035
    Inventory impairment loss..........     1,438      149        2,230        1,633
                                        --------- ---------  -----------  ----------
      Total Homebuilding...............   862,559  688,182    2,253,697    1,763,962

  Financial Services...................     8,637    7,635       25,334       19,629

  Corporate General and Administrative.    13,011   16,978       42,229       45,026

  Interest.............................    17,725   17,204       53,764       44,308

  Expenses Related To Extinguishment
    Of Debt............................     8,663    1,619        9,597        1,619

  Other Operations.....................     3,361    4,232        9,107       10,888

  Intangible Amortization..............     9,716    3,159       19,115        5,465
                                        --------- ---------  -----------  ----------
      Total Expenses...................   923,672  739,009    2,412,843    1,890,897
                                        --------- ---------  -----------  ----------
Income Before Income Taxes.............   140,016  109,808      344,868      265,372
                                        --------- ---------  -----------  ----------
State and Federal Income Taxes:
  State................................     7,761    5,439       20,417       11,874
  Federal..............................    45,517   35,567      109,530       87,367
                                        --------- ---------  -----------  ----------
    Total Taxes........................    53,278   41,006      129,947       99,241
                                        --------- ---------  -----------  ----------
Net Income............................. $  86,738 $ 68,802   $  214,921   $  166,131
                                        ========= =========  ===========  ==========
Per Share Data:
Basic:
  Income per common share.............. $    1.40 $   1.12   $     3.47   $     2.68
  Weighted average number of common
    shares outstanding.................    62,001   61,260       61,887       62,088
Assuming dilution:
  Income per common share.............. $    1.33 $   1.06   $     3.30   $     2.53
  Weighted average number of common
     shares outstanding................    65,115   65,086       65,158       65,612

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In  Retained  Deferred   Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital  Earnings   Comp.      Stock      Total
                           -----------  ------  -----------  ------  -------  --------  --------  ---------  ----------
Balance, October 31, 2003.  45,255,680    $560   14,845,268    $155 $163,355  $705,182  $         $(49,540)  $  819,712

Acquisitions..............     489,236                                17,487                         2,512       19,999

Sale of common stock under
  employee stock option
  plan....................     309,166       3                         1,620                                      1,623

Stock bonus plan..........     211,291       2       54,652       1      503                                        506
Conversion of Class B to
  Class A Common Stock....     211,888       2     (211,888)     (2)

Deferred compensation.....                                             1,295              (1,295)                     -

Treasury stock purchase...    (104,456)                                                             (3,022)      (3,022)

Net Income................                                                     214,921                          214,921
                           -----------  ------  -----------  ------  -------  --------  --------  ---------  ----------
Balance, July 31, 2004
(unaudited)...............  46,372,805    $567   14,688,032    $154 $184,260  $920,103  $ (1,295) $(50,050)  $1,053,739
                           ===========  ======  ===========  ======  =======  ========  ========  =========  ==========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - unaudited)
                                                          Nine Months Ended
                                                               July 31,
                                                       ------------------------
                                                          2004          2003
                                                       -----------  -----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  214,921   $  166,131
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
      Depreciation....................................      4,606        4,946
      Intangible amortization.........................     19,115        5,465
      Loss (gain) on sale and retirement of property
        and assets....................................       (238)          44
      Expenses related to extinguishment of debt......      9,597        1,619
      Deferred income taxes...........................    (14,426)      (6,123)
      Impairment losses...............................      2,230        1,633
      Decrease (increase) in assets:
        Mortgage notes receivable.....................     73,548      (59,049)
        Receivables, prepaids and other assets........    (27,232)     (14,444)
        Inventories...................................   (658,351)    (338,374)
     (Decrease) increase in liabilities:
        State and Federal income taxes................     (5,817)         403
        Tax effect from exercise of stock options.....       (481)      (6,774)
        Customers' deposits...........................     29,215       21,352
        Interest and other accrued liabilities........     12,602       15,108
        Post development completion costs.............     (2,929)       1,952
        Accounts payable..............................     32,575      (11,373)
                                                       -----------  -----------
          Net cash (used in) operating activities.....   (311,065)    (217,484)
                                                       -----------  -----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......        721          482
  Purchase of property, equipment and other fixed
    assets and acquisitions of homebuilding
    companies.........................................    (56,634)    (141,796)
  Net returns of capital from unconsolidated
    affiliates........................................    (23,818)       1,150
                                                       -----------  -----------
          Net cash (used in) investing activities.....    (79,731)    (140,164)
                                                       -----------  -----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................  2,674,035    1,090,427
  Proceeds from senior debt...........................    365,000
  Proceeds from senior subordinated debt..............                 150,000
  Principal payments on mortgages and notes........... (2,599,739)  (1,022,006)
  Principal payments on senior debt...................   (156,844)     (11,369)
  Purchase of treasury stock..........................     (3,022)      (7,261)
  Proceeds from sale of stock and employee stock plan.      2,129        7,506
                                                       -----------  -----------
          Net cash provided by financing activities....   281,559      207,297
                                                       -----------  -----------
Net (Decrease) In Cash........... ....................... (109,237)    (150,351)
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................    128,221      269,990
                                                       -----------  -----------
Cash and Cash Equivalents Balance, End Of Period...... $   18,984   $  119,639
                                                       ===========  ===========
Supplemental Disclosures of Cash Flow
  Cash paid during the year for:
    Interest.........................................  $   68,247   $   41,198
                                                       ===========  ===========
    Income taxes.....................................  $  150,016   $  104,962
                                                       ===========  ===========
Supplemental disclosures of noncash operating
  activities:
  Consolidated Inventory Not Owned:
    Specific performance options.....................  $   21,798   $   64,743
    Variable interest entities.......................     181,265       81,537
    Other options....................................      26,010       50,486
                                                       -----------  -----------
  Total Inventory Not Owned..........................  $  229,073   $  196,766
                                                       ===========  ===========
See notes to condensed consolidated financial statements (unaudited).



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


	1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X.
In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

       2. Stock-Based Compensation Plans - SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock-based compensation plans, including stock options and non-vested stock. Registrants may elect to continue accounting for stock-based compensation plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), but are required to provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted. We intend to continue accounting for our stock-based compensation plans under APB 25. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. However, for non-vested stock, compensation expense equal to the market price of the stock on the grant date is recognized ratably over the vesting period.

       In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock-based compensation expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements.

	For purposes of pro forma disclosures, the estimated fair value of the options using Black Scholes is amortized to expense over the options' vesting period. Our pro forma information follows (dollars in thousands except for earnings per share information):

                                  Three Months Ended   Nine Months Ended
                                  ------------------  -------------------
                                    July      July      July       July
                                  31, 2004  31, 2003  31, 2004   31, 2003
                                  --------- --------- ---------  --------
Net income to common shareholders;
  as reported.....................$  86,738 $  68,802 $ 214,921  $166,131

Deduct:  total stock-based employee
  compensation expense determined
  using Black Scholes  fair value
  based method for all awards....     1,244       539     3,175     1,515

Pro forma net income..............$  85,494 $  68,263 $ 211,746  $164,616
                                  ========= ========= =========  ========
Pro forma basic earnings per share$    1.38 $    1.11 $    3.42  $   2.65
                                  ========= ========= =========  ========
Basic earnings per share as
  reported......................  $    1.40 $    1.12 $    3.47  $   2.68
                                  ========= ========= =========  ========
Pro forma diluted earnings per
  share.......................    $    1.31 $    1.05 $    3.25  $   2.51
                                  ========= ========= =========  ========
Diluted earnings per share as
  Reported......................  $    1.33 $    1.06 $    3.30  $   2.53
                                  ========= ========= =========  ========

       Pro forma information regarding net income and earnings per share is calculated as if we had accounted for our stock-based compensation under the fair value method of SFAS 123. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for July 31, 2004 and 2003: risk-free interest rate of 4.2% and 4.3%, respectively; dividend yield of zero; volatility factor of the expected market price of our common stock of
0.43 for both periods; and a weighted-average expected life of the option of 5.2 and 5.1 years, respectively.

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


	3.  Interest costs incurred, expensed and capitalized were:

                             Three Months Ended  Nine Months Ended
                                  July 31,            July 31,
                             ------------------  -----------------
                               2004      2003     2004     2003
                             --------   -------  -------  --------
                                    (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period........$ 32,585   $25,480  $24,833  $22,159
Plus Interest Incurred(1)(2).  21,426    17,807   65,217   48,232
Less Interest Expensed(2)....  17,725    17,204   53,764   44,308
                             --------   -------  -------  --------
Interest Capitalized at
  End of Period (2)......... $ 36,286   $26,083  $36,286  $26,083
                             ========   =======  =======  ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Includes interest on borrowings for construction, land and land development costs which are charged to interest expense when homes are delivered or when land is not under active development.

	4. Accumulated depreciation at July 31, 2004 and October 31, 2003 amounted to $30.8 million and $27.5 million, respectively, for our homebuilding and senior rental residential assets.

       5. In accordance with Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. We wrote off such costs in the amount of $1.4 million and $0.1 million during the three months ended July 31, 2004 and 2003, respectively, and $2.2 million and $1.6 million during the nine months ended July 31, 2004 and 2003, respectively. Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

       6. We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue warranty costs under our $150,000 per occurrence general liability insurance deductible as part of selling, general and administrative costs. Warranty accruals are based upon historical experience. Additions and charges incurred in the warranty accrual and general liability accrual for the three and nine months ended July 31, 2004 and 2003 are as follows:



                                  Three Months Ended   Nine Months Ended
                                       July 31,             July 31,
                                  ------------------  ------------------
                                    2004      2003      2004       2003
                                  --------  --------  --------  --------
                                          (Dollars in Thousands)
Balance, beginning of period..... $47,186   $28,890   $39,532   $22,392
Company acquisitions.............                                 2,170
Additions........................  10,869     5,142    27,476    15,372
Charges incurred.................  (4,697)   (1,912)  (13,650)   (7,814)
                                  --------  --------  --------  --------
Balance, end of period..........  $53,358   $32,120   $53,358   $32,120
                                  ========  ========  ========  ========

	7. We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

       8. As of July 31, 2004 and October 31, 2003, respectively, we are obligated under various performance letters of credit amounting to $162.6 million and $130.3 million.

	9. Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of banks provides a revolving credit line of $900 million through July 2008. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.0 billion subject to the availability of additional commitments. Interest is payable monthly at various rates of either the prime rate or a spread over LIBOR ranging from 1.10% to 2.00% per annum, depending on our consolidated Leverage Ratio, as defined in the Agreement. In addition, we pay a fee ranging from 0.20% to 0.40% per annum, depending on our consolidated Leverage Ratio and the weighted average unused portion of the revolving credit line. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, is a guarantor under the Agreement. As of July 31, 2004 and October 31, 2003, the outstanding balances under the Agreement were $215.0 million and zero, respectively.

       Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing, provides up to $250 million through July 2005. Interest is payable monthly at the Eurodollar Rate plus 1.25%. The loan is repaid when the underlying mortgage loans are sold to permanent investors by us. As of July 31, 2004 and October 31, 2003 borrowings under the agreement were $144.9 million and $166.7 million, respectively.

       10. On November 3, 2003, we issued $215 million 6 1/2% Senior Notes due 2014. The net proceeds of the issuance were used for general corporate purposes.

       On March 18, 2004, we issued $150 million 6 3/8% Senior Notes due 2014. The net proceeds of the issuance were used to redeem all of our $150 million outstanding 9 1/8% Senior Notes due 2009, which occurred on May 3, 2004 and for general corporate purposes. Also on March 18, 2004, we paid off our $115 million Term Loan with available cash. The redemption of the Senior Notes and the payoff of the Term Loan resulted in expenses due to the early extinguishment of debt of $8.7 million and $0.9 million, respectively, before taxes, which have been reported as "Expenses Related to Extinguishment of Debt" on our Condensed Consolidated Statement of Income.

       At July 31, 2004, our long term debt consisted of: $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014,and $150 million 6 3/8% Senior Notes due 2014, (Senior Notes aggregate $602.6 million, net of discount); $150 million 8 7/8% Senior Subordinated Notes due 2012, and $150 million 7 3/4% Senior Subordinated Notes due 2013.

       Under the terms of the indentures governing our debt securities, we have the right to make redemptions and depending on market conditions, may do so from time to time.

       11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock, of approximately 3.1 million and 3.8 million for the three months ended July 31, 2004 and 2003, respectively, and approximately 3.3 million and 3.5 million for the nine months ended July 31, 2004 and 2003, respectively.

       12. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or
(ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 was effective immediately for VIE's created after January 31, 2003. Pursuant to FASB revision to FIN 46, ("FIN 46R"), issued in December 2003, our company was not required to apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until our quarter ended April 30, 2004 for VIE's created before February 1, 2003. In accordance with FIN 46R, we have fully implemented FIN 46 as of April 30, 2004.

	Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee, we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we consolidate it on our balance sheet. The fair value of the VIE's inventory is reported as "Consolidated Inventory Not Owned - Variable Interest Entities".

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

	At July 31, 2004 all VIE's we were required to consolidate were a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these thirty-one VIE's totaling $25.8 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE's was $198.6 million. Because we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $179.3 million, was reported on the balance sheet as "Minority interest from inventory not owned". Creditors of these VIE's have no recourse against our Company.

	We will continue to secure land and lots using options. Not all our deposits are with VIE's. Including the deposits with the thirty-one VIE's above, at July 31, 2004, we have total cash and letters of credit deposits amounting to approximately $218.1 million to purchase land lots with a total purchase price of $3.1 billion. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

	In addition to the land and lot options noted above, during the third quarter of 2004 we entered into two separate joint venture agreements, the form of which resulted in those entities being considered variable interest entities. However, in both cases, based on the expected losses and residual returns, we are not the primary beneficiary of the VIE, and therefore do not consolidate these entities. Our investment at risk in these two entities at July 31, 2004 totaled $8.5 million, and is included in prepaid expenses and other assets on the Condensed Consolidated Balance Sheet.

       13. Recent Accounting Pronouncements - In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 105 ("SAB 105"). Existing accounting guidance requires an entity to record on its balance sheet the fair value of any issued and outstanding mortgage loan commitments. SAB 105 requires that the fair value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any future cash flows related to (i) expected fees to be received when the loan commitment becomes a loan, (ii) gains from selling the loan, or (iii) the servicing value created from the loan. The guidance in SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of the guidance in SAB 105 did not have a material adverse effect on our financial position or results of operations.

       14. On November 6, 2003 we acquired a Florida homebuilder for cash and 489,236 shares of our Class A Common Stock. This acquisition was accounted for as a purchase, with the results of operations of this entity included in our condensed consolidated financial statements as of the date of acquisition. In connection with the acquisition, we have definite life intangible assets equal to the excess purchase price over the fair value of the net assets estimated to be $33 million. It is our policy to obtain appraisals of acquisition intangibles. We are awaiting the appraisal from this acquisition. Until the appraisal is received, we estimated the intangible value for amortization calculations. We expect to have our final appraisal by our year ended October 31, 2004. We expect to amortize the definite life intangibles over their estimated lives.

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

	In May 2004, we made a decision to change our fiscal 2002 California acquisition brand name to K. Hovnanian Homes. As a result, we reclassified $50 million from goodwill and indefinite life intangibles to definite life intangibles on our July 31, 2004 Condensed Consolidated Balance Sheet.

       16. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of July 31, 2004 had issued and outstanding approximately $300 million Senior Subordinated Notes, $602.6 million face value Senior Notes, and $215 million drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

	In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary engaged in homebuilding activity in Poland, our Title Insurance subsidiaries, and joint ventures (collectively; the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Agreement.

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

	The following condensed consolidating financial information presents the results of operations, financial position, and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Non-guarantor Subsidiaries, and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 31, 2004
(Dollars in Thousands)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.....................$       70  $   29,085 $2,701,232 $     61,819 $          $2,792,206
Financial Services.................                            (29)     166,175               166,146
Income Taxes (Payable) Receivable.   13,304          33      8,626          (60)               21,903
Investments in and amounts due to
  and from consolidated
  subsidiaries....................1,040,365   1,160,904 (1,377,404)     (27,962)  (795,903)
                                 ----------  ---------- ---------- ------------ ---------- ----------
Total Assets.....................$1,053,739  $1,190,022 $1,332,425 $    199,972 $ (795,903)$2,980,255
                                 ==========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding......................$          $      129 $  454,344 $      1,486 $          $  455,959
Financial Services.................                                     150,436               150,436
Notes Payable......................           1,131,332     (3,464)       4,267             1,132,135
Income Taxes Payable (Receivable).
Minority Interest..................                        179,255        8,731               187,986
Stockholders' Equity..............1,053,739      58,561    702,290       35,052   (795,903) 1,053,739
                                 ----------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity.........................$1,053,739  $1,190,022 $1,332,425 $    199,972 $ (795,903)$2,980,255
                                 ==========  ========== ========== ============ ========== ==========

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
                                   ========  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2004
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-     Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $       21 $1,045,028 $      4,956 $          $1,050,005
  Financial Services...............                         1,499       12,184                13,683
  Intercompany Charges.............             25,315     31,898                 (57,213)
  Equity In Pretax Income of
    Consolidated Subsidiaries......140,016                                       (140,016)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ 140,016      25,336  1,078,425       17,140   (197,229) 1,063,688
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................              8,431    938,265        3,925    (35,586)   915,035
  Financial Services...............                           788        8,422       (573)     8,637
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................              8,431    939,053       12,347    (36,159)   923,672
                                   -------  ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes. 140,016      16,905    139,372        4,793   (161,070)   140,016

State and Federal Income Taxes..... 53,278       7,112     53,133          403    (60,648)    53,278
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$ 86,738  $    9,793 $   86,239 $      4,390 $ (100,422)$   86,738
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2003
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $     (45) $  835,191 $          4 $       25 $  835,175
  Financial Services...............                         2,033       11,609                13,642
  Intercompany Charges.............            (61,982)    51,085                  10,897
  Equity In Pretax Income of
    Consolidated Subsidiaries......109,808                                       (109,808)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................$109,808  $  (62,027)$  888,309 $     11,613 $  (98,886)$  848,817
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................            (84,286)   820,362          142     (4,844)   731,374
  Financial Services...............                           772        7,254       (391)     7,635
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................            (84,286)   821,134        7,396     (5,235)   739,009
                                   -------  ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes..109,808      22,259     67,175        4,217    (93,651)   109,808

State and Federal Income Taxes..... 41,006       8,420     25,121        1,812    (35,353)    41,006
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$68,802  $   13,839 $   42,054 $      2,405 $  (58,298)$   68,802
                                   =======  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2004
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $      207 $2,694,491 $     21,170 $      (83)$2,715,785
  Financial Services...............                         3,615       38,311                41,926
  Intercompany Charges.............             60,123     95,338                (155,461)
  Equity In Pretax Income of
    Consolidated Subsidiaries......344,868                                       (344,868)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ 344,868      60,330  2,793,444       59,481   (500,412) 2,757,711
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................              8,859  2,469,764       16,898   (108,012) 2,387,509
  Financial Services...............                         1,853       25,953     (2,472)    25,334
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................              8,859  2,471,617       42,851   (110,484) 2,412,843
                                   -------  ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes..344,868      51,471    321,827       16,630   (389,928)   344,868

State and Federal Income Taxes.....129,947      17,971    122,666        5,081   (145,718)   129,947
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$214,921  $   33,500 $  199,161 $     11,549 $ (244,210)$  214,921
                                 ========  ========== ========== ============ =========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2003
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries  ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.....................$        $      593 $2,120,611 $         14 $       15 $2,121,233
  Financial Services................                        5,496       29,540                35,036
  Intercompany Charges.............             23,389     62,544                 (85,933)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 265,372                                      (265,372)
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Revenues................ $265,372 $   23,982 $2,188,651 $     29,554 $ (351,290)$2,156,269
                                   -------- ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................              1,723  1,961,389          361    (92,205) 1,871,268
  Financial Services...............                         1,907       18,971     (1,249)    19,629
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Expenses.................              1,723  1,963,296       19,332    (93,454) 1,890,897
                                   -------- ---------- ---------- ------------ ---------- ----------

Income (Loss) Before Income Taxes.. 265,372     22,259    225,355       10,222   (257,836)   265,372

State and Federal Income Taxes.....  99,241      7,791     84,552        4,261    (96,604)    99,241
                                   -------- ---------- ---------- ------------ ---------- ----------
Net Income (Loss)..................$166,131 $   14,468 $  140,803 $      5,961 $ (161,232)$  166,131
                                   ======== ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2004
(Dollars in Thousands)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................$ 214,921  $  33,500 $  199,161 $     11,549 $ (244,210)$ 214,921
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  45,581     (7,558)  (855,724)      47,505    244,210  (525,986)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 260,502     25,942   (656,563)      59,054             (311,065)

Net Cash (Used In)
  Investing Activities............... (20,909)              (58,547)        (275)             (79,731)

Net Cash Provided By (Used In)
  Financing Activities...............    (506)   315,000    (10,903)     (22,032)             281,559

Intercompany Investing and Financing
  Activities - Net...................(239,087)  (469,933)   737,895      (28,875)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......           (128,991)    11,882        7,872             (109,237)
Balance, Beginning of Period.........      15    135,846    (14,372)       6,732              128,221
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period.....................$      15  $   6,855 $   (2,490)$     14,604 $          $  18,984
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2003
(Dollars in Thousands)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income.........................$166,131  $  14,468 $  140,803 $      5,961 $ (161,232)$ 166,131
  Adjustments to reconcile net income
    to net cash (Used In) Provided
    By operating activities..........  (2,534)    12,717   (510,053)     (44,977)   161,232  (383,615)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash (Used In) Provided By
      Operating Activities........... 163,597     27,185   (369,250)     (39,016)            (217,484)

Net Cash (Used In)
  Investing Activities...............  (7,588)             (132,321)        (255)            (140,164)

Net Cash (Used In) Provided By
  Financing Activities...............  (7,261)   138,631     24,990       50,937              207,297

Intercompany Investing and Financing
  Activities - Net...................(148,743)  (309,555)   468,463      (10,165)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash and
  Cash Equivalents...................       5   (143,739)    (8,118)       1,501             (150,351)
Balance, Beginning of Period.........      10    218,844     43,689        7,447              269,990
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period......................$     15  $  75,105 $   35,571 $      8,948 $          $ 119,639
                                     ========  ========= ========== ============ ========== ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

	Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

	Business Combinations - When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". Under SFAS No. 141 (for acquisitions subsequent to June 30,
2001) and APB 16 (for acquisitions prior to June 30, 2001) we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

	Income Recognition from Home and Land Sales - Income from home and land sales is recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

	Income Recognition from Mortgage Loans - Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer and the sales price is collected.

	Inventories - Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted future cash flows generated from expected revenue, less cost to complete including interest, and selling costs.

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

	Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Consolidated Balance Sheet specific performance options, options with variable interest entities, and other options under Consolidated inventory not owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

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

	In May 2004, we made a decision to change our fiscal 2002 California acquisition brand name to K. Hovnanian Homes. As a result, we reclassified $50 million from goodwill and indefinite life intangibles to definite life intangibles on our July 31, 2004 Condensed Consolidated Balance Sheet.

	Post Development Completion Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, our warranty accrual includes estimated costs for construction work that is unforeseen, but estimable based on past history, at the time of closing. Both of these liabilities are recorded in accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.


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

       Our cash uses during the nine months ended July 31, 2004 were for operating expenses, increases in housing inventories, construction, income taxes, interest, the payoff of our Term Loan, the redemption of Senior Notes due 2009, and the acquisition of a Florida homebuilder. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of $365 million of Senior Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of July 31, 2004, 1.9 million shares of Class A Common Stock have been purchased under this program. In addition in 2003, we retired at no cost
1.6 million shares that were held by sellers of two previous acquisition.
On March 5, 2004 our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

	Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of $900 million through July 2008. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.0 billion subject to the availability of additional commitments. Interest is payable monthly at various rates of either the prime rate or a spread over LIBOR ranging from 1.10% to 2.00% per annum, depending on our consolidated Leverage Ratio, as defined in the Agreement. In addition, we pay a fee ranging from 0.20% to 0.40% per annum, depending on our consolidated Leverage Ratio and the weighted average unused portion of the revolving credit line. At July 31, 2004, there was $215 million drawn under this Agreement and we had approximately $6.7 million of homebuilding cash. At July 31, 2004 we had issued $162.6 million of letters of credit which reduces cash available under the Agreement. We believe that we will be able either to extend the Agreement beyond July 2008 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, is a guarantor under the Agreement.

	At July 31, 2004 we had $605.3 million of outstanding senior debt ($602.6 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, and $150 million 6 3/8% Senior Notes due 2014. At July 31, 2004, we had outstanding $300 million of senior subordinated debt comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, and $150 million 7 3/4% Senior Subordinated Notes due 2013. Each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary engaged in homebuilding activity in Poland, our Title Insurance subsidiaries, and joint ventures, is a guarantor of the Senior Notes and Senior Subordinated Notes.

       On May 3, 2004 we redeemed our 9 1/8% Senior Notes due 2009, and we recorded $8.7 million of expenses associated with the extinguishment of this debt. On March 18, 2004, we paid off our $115 million Term Loan, and we recorded $0.9 million of expenses associated with the extinguishment of the debt. In both cases, these expenses have been reported as "Expenses Related to Extinguishment of Debt" on the Condensed Consolidated Statements of Income.

	Our mortgage banking subsidiary's warehouse agreement was amended on August 3, 2004. Pursuant to the agreement, we may borrow up to $250 million. The agreement expires in July 2005 and interest is payable monthly at the Eurodollar Rate plus 1.25%. We believe that we will be able either to extend this agreement beyond July 2005 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of July 31, 2004, the aggregate principal amount of all borrowings under this agreement was $144.9 million.

       Total inventory increased $687.5 million during the nine months ended July 31, 2004. This increase excluded the change in consolidated inventory not owned of $49.9 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and Variable Interest Entities in accordance with FIN 46. See "Notes to Condensed Consolidated Financial Statements" - Note 12 for additional information on FIN 46. Excluding the impact from our Florida acquisition in November 2003 of $42.7 million, total inventory in our Northeast Region increased $118.6 million, the Southeast Region increased $83.6 million, the Southwest Region increased $58.5 million, and our West Region increased $384.1 million. The increase in inventory was primarily the result of future planned organic growth in our existing markets. Substantially all homes under construction or completed and included in inventory at July 31, 2004 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, and senior and senior subordinated indebtedness.

       We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option.
As a result, our commitment for major land acquisitions is reduced.

	The following table summarizes the number of buildable homes included in our total residential real estate. The July 31, 2004 and October 31, 2003 numbers exclude real estate owned and options in locations where we have ceased development.

                                 Active       Proposed       Grand
                     Active    Communities   Developable     Total
                  Communities    Homes         Homes         Homes
                  -----------   ---------   ------------   ---------
July 31, 2004:

Northeast Region..       33        8,004         17,739      25,743
Southeast Region..      112       11,968         18,291      30,259
Southwest Region..       89        9,975          5,606      15,581
West Region.......       51        7,676         12,638      20,314
                  -----------   ---------   ------------   ---------
                        285       37,623         54,274      91,897
                  ===========   =========   ============   =========
   Owned..........                21,336          5,510      26,846
   Optioned.......                16,287         48,764      65,051
                                ---------   ------------   ---------
     Total........                37,623         54,274      91,897
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
                               ===========   ==========   ===========

	Homes in active communities under contract at July 31, 2004 and October 31, 2003 were 7,235 and 5,020, respectively. Such amounts do not include our build on your own lot contracts or contracts from our unconsolidated joint ventures.

	The following table summarizes our started or completed unsold homes and models:

                               July 31,               October 31,
                                2004                     2003
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    103       54     157      130       44     174
Southeast Region....    166       40     206      207       32     239
Southwest Region....    738       86     824      557       94     651
West Region.........    315      140     455      185      105     290
                     ------   ------   -----   ------   ------   -----
  Total               1,322      320   1,642    1,079      275   1,354
                     ======   ======   =====   ======   ======   =====

	Receivables, deposits, and notes increased $7.1 million to $49.6 million at July 31, 2004. The increase was primarily due to the timing of cash received from homes that closed on July 31, 2004. Receivables from home sales amounted to $12.4 million and $4.1 million at July 31, 2004 and October 31, 2003, respectively.



	Prepaid expenses and other assets are as follows:

                                       July 31,   October 31,   Dollar
                                         2004        2003       Change
                                      ----------  -----------  ---------
Prepaid insurance.................... $   2,931   $        -   $  2,931
Prepaid project costs................    46,530       34,171     12,359
Investment in joint ventures.........    47,050       23,232     23,818
Senior residential rental properties.     8,912        9,118       (206)
Other prepaids.......................    17,969       16,209      1,760
Other assets.........................    22,782       23,795     (1,013)
                                     -----------  -----------  ---------
                                      $ 146,174   $  106,525   $ 39,649
                                     ===========  ===========  =========

	Prepaid insurance increased due to a payment of a full year of insurance costs during the first quarter of every year. These costs are amortized monthly on a straight line basis. Prepaid project costs increased due to increased communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Investments in Joint Ventures increased as we entered into three new land development joint ventures and one new homebuilding joint venture during the nine months ended July 31, 2004, with a total investment of $27.9 million at July 31, 2004. As of July 31, 2004 we have investments in three homebuilding joint ventures and seven land and land development joint ventures. Other than completion guarantees, no other guarantees associated with unconsolidated joint ventures have been given. Also included in prepaid expenses and other assets are debt issuance fees, non-qualified associate benefit plan assets, and miscellaneous prepaids and assets.

       At July 31, 2004, we had $32.7 million of goodwill. This amount resulted from company acquisitions prior to fiscal 2003. In May 2004, we made a decision to change our fiscal 2002 California acquisition brand name to K. Hovnanian Homes. This resulted in a reclassification of $50 million from goodwill and indefinite life intangibles to definite life intangibles on our July 31, 2004 Condensed Consolidated Balance Sheet.

       Definite life intangibles increased $65.1 million to $122.1 million at July 31, 2004. This increase was the result of our November 6, 2003 Florida acquisition net of amortization expense as well as the reclassification of $50 million related to the California acquisition brand name as noted above. To the extent the acquisition price was greater than the book value of tangible assets which were stepped up to fair values, purchase price premiums were classified as intangibles. Professionals are hired to appraise all acquired intangibles. Such appraisals resulted in all fiscal 2003 acquisition premiums to be categorized as definite life intangibles. The intangibles from our fiscal 2004 acquisition are estimated, as we await the final appraisal. See the "Critical Accounting Policies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional explanation of intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.

	Income taxes receivable increased $20.7 million to $21.9 million at July 31, 2004. This increase was primarily the result of the payment of $28.4 million of federal and state taxes accrued at October 31, 2003 and netted against deferred taxes receivable offset by unpaid income tax accruals recorded for the nine months ended July 31, 2004. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as offset against future taxable income.

	Accounts payable and other liabilities are as follows:

                                       July 31,   October 31,  Dollar
                                         2004        2003      Change
                                       ---------  -----------  --------
Accounts payable.......................$102,717   $   68,935   $ 33,782
Reserves...............................  60,232       46,699     13,533
Accrued expenses.......................  28,188       27,064      1,124
Accrued compensation...................  59,007       72,495    (13,488)
Property secured by a mortgage.........  16,671            -     16,671
Other liabilities......................  23,871       15,503      8,368
                                       ---------  -----------  --------
                                       $290,686   $  230,696   $ 59,990
                                       =========  ===========  ========

	The increase in accounts payable and other liabilities was primarily due to the consolidation of a property in our Northeast Region that was secured by a mortgage which was replaced by a letter of credit, increases in accounts payable due to our November 2003 Florida acquisition as well as the opening of new communities in our existing markets, increases in reserves for our General Liability and Workman's Compensation policies and an increase in other liabilities due to an advance related to a structured option. These increases were offset by a decrease in accrued compensation due to the payout of our fiscal year 2003 bonuses during the first nine months of 2004. The remainder of other liabilities include payroll withholdings, deferred income, and a nonrecourse mortgage associated with our Corporate Office.

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $150.8 million and $223.9 million at July 31, 2004 and October 31, 2003, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The balance of mortgage loans held for sale are being held as an investment. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.




RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2003


Total Revenues:

	Compared to the same prior period, revenues increased as follows:

                                       Three Months Ended
                            ------------------------------------------
                             July 31,   July 31,    Dollar  Percentage
                              2004        2003      Change    Change
                            ------------------------------------------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $1,044,610  $ 830,734   $213,876     25.7%
  Land sales and other
    revenues...........          5,395      4,441        954     21.5%
Financial Services.....         13,683     13,642         41      0.3%
                            ----------  ----------  --------  --------
   Total Revenues...        $1,063,688  $ 848,817   $214,871     25.3%
                            ==========  ==========  ========  ========

                                       Nine Months Ended
                            ------------------------------------------
                             July 31,    July 31,   Dollar  Percentage
                              2004        2003      Change    Change
                            ------------------------------------------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $2,702,826  $2,104,788  $598,038     28.4%
  Land sales and other
    revenues...........         12,959      16,445    (3,486)   (21.2%)
Financial Services.....         41,926      35,036     6,890     19.7%
                           -----------  ----------  --------  --------
   Total Revenues...        $2,757,711  $2,156,269  $601,442     27.9%
                           ===========  ==========  ========  ========

Homebuilding:

	Compared to the same prior period, housing revenues increased $213.9 million or 25.7% during the three months ended July 31, 2004 and increased $598.0 million or 28.4% during the nine months ended July 31, 2004.
Housing revenues are recorded when title is conveyed to the buyer, adequate cash payment has been received, and there is no continued involvement.



	Information on homes delivered by market area is set forth below:

                         Three Months Ended      Nine Months Ended
                              July 31,                July 31,
                        ---------------------   ----------------------
                           2004        2003        2004        2003
                        ----------  ----------  ----------  ----------
                                 (Dollars in Thousands)
Northeast Region: (1)
  Dollars............  $   261,470  $  210,039  $  661,998  $  494,957
  Homes..............          792         647       2,101       1,540

Southeast Region: (1)
  Dollars............  $   272,395  $  165,583  $  716,942  $  479,865
  Homes..............        1,004         689       2,778       1,933

Southwest Region: (1)
  Dollars............  $   181,491  $  129,907  $  463,869  $  309,336
  Homes..............        1,045         640       2,653       1,519

West Region:
  Dollars............  $   329,254  $  325,205  $  860,017  $  819,369
  Homes..............          897       1,090       2,460       2,846

Other:
  Dollars............  $        --  $       --  $       --  $    1,261
  Homes..............           --          --          --           9

Consolidated Total:
  Dollars............  $ 1,044,610  $  830,734  $2,702,826  $2,104,788
  Homes..............        3,738       3,066       9,992       7,847

Unconsolidated Joint
  Ventures:
  Dollars............  $    11,611  $    1,901  $   22,921  $    6,074
  Homes..............           27           9          56          30

Totals:
  Housing Revenues...  $ 1,056,221  $  832,635  $2,725,747  $2,110,862
  Homes Delivered....        3,765       3,075      10,048       7,877

(1) The three and nine month periods include deliveries from our Texas, Ohio, Arizona, and Florida acquisitions which closed in January 2003, April 2003, August 2003, and November 2003, respectively.

	An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog using base sales prices by market area are set forth below:

                        Sales Contracts for the
                           Nine Months Ended       Contract Backlog
                               July 31,            as of July 31,
                      -------------------------  ------------------------
                           2004          2003         2004       2003
                      -----------   -----------  -----------  -----------
                                      (Dollars in Thousands)
Northeast Region: (1)
  Dollars............ $  778,303    $  582,015   $  768,066   $  613,884
  Homes..............      2,405         1,896        2,522        2,266

Southeast Region: (1)
  Dollars............ $  886,696    $  637,177   $  772,073   $  497,907
  Homes..............      3,132         2,400        2,558        1,707

Southwest Region: (1)
  Dollars............ $  503,157    $  338,197      206,540   $  127,636
  Homes..............      2,871         1,722        1,207          642

West Region:
  Dollars............ $1,339,917    $  882,976   $  777,598   $  359,821
  Homes..............      3,600         2,994        1,933        1,103

Other:
  Dollars............ $       --    $      313   $       --   $       --
  Homes..............         --             2           --           --

Consolidated Total:
  Dollars............ $3,508,073    $2,440,678   $2,524,277   $1,599,248
  Homes..............     12,008         9,014        8,220        5,718

Unconsolidated Joint
  Ventures:
  Dollars............ $  179,174    $    6,409   $  172,130   $    4,975
  Homes..............        301            30          281           23

Totals:
  Dollars............ $3,687,247    $2,447,087   $2,696,407   $1,604,223
  Homes...............    12,309         9,044        8,501        5,741

(1) Included in sales contracts and contract backlog are sales contracts and backlog from our Texas, Ohio, Arizona, and Florida acquisitions which closed in January 2003, April 2003, August 2003, and November 2003, respectively.

       During August 2004, we signed an additional 1,290 net contracts amounting to $417.4 million in consolidated communities and 44 net contracts amounting to $24.5 million in unconsolidated joint ventures compared to 1,085 net contracts amounting to $280.9 million in consolidated communities and 5 net contracts amounting to $1.1 million in unconsolidated joint ventures in the same month last year.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended    Nine Months Ended
                                    July 31,             July 31,
                              -------------------  ----------------------
                                2004       2003       2004        2003
                              ---------  --------  ----------- ----------
                                        (Dollars in Thousands)

Sale of Homes................$1,044,610  $830,734  $2,702,826  $2,104,788
Cost of Sales................   778,121   618,650   2,014,799   1,572,306
                              ---------  --------  ----------  ----------
Housing Gross Margin......... $ 266,489  $212,084  $  688,027  $  532,482
                              =========  ========  ==========  ==========

Gross Margin Percentage......    25.5%      25.5%      25.5%        25.3%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended   Nine Months Ended
                                   July 31,               July 31,
                              -------------------   --------   --------
                                2004       2003        2004       2003
                              --------   --------   --------   --------
Sale of Homes................   100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales:
      Housing, land &
        development costs....    66.7%      67.1%      66.6%      67.2%
      Commissions............     2.2%       2.0%       2.2%       2.1%
      Financing concessions..     1.0%       0.9%       1.0%       0.9%
      Overheads..............     4.6%       4.5%       4.7%       4.5%
                              --------   --------   --------   --------
Total Cost of Sales..........    74.5%      74.5%      74.5%      74.7%
                              --------   --------   --------   --------
Gross Margin.................    25.5%      25.5%      25.5%      25.3%
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

	Excluding our Florida and Arizona acquisitions, our gross margins increased to 26.1% for both the three and nine months ended July 31, 2004, when compared to the same periods last year. These increases are primarily due to increases in sales prices and the effects from some of the process improvements that we have been implementing in our existing operations.
The lower margin from our Florida acquisition is primarily due to the step up of inventory to reflect fair value at the time of purchase. Although we achieve targeted returns from our Arizona acquisition through higher inventory turnover our margins are lower than our average consolidated margins. Another factor that has begun to hinder our gross margins is the increase in material costs such as lumber and concrete. Despite the effect of our acquisitions and price increases of materials, we have been able to maintain our gross margin percentage. Based on our backlog of homes expected to close during our fiscal 2004 fourth quarter, there is the potential for upside in our homebuilding gross margin for the full fiscal year ended October 31, 2004.

	Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues, remained relatively flat comparing the three and nine months ended July 31, 2004 to the same periods in the prior year. Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues was 7.9% for both the three months ended July 31, 2004 and 2003, and 8.7% and 8.5% for the nine months ended July 31, 2004 and 2003, respectively. Such expenses increased $16.8 million and $55.2 million during the three and nine months ended July 31, 2004, respectively, compared to the same period last year. The dollar increase was primarily due to our acquisitions and increased selling, general and administrative costs associated with the increase in the number of active selling communities in all of our regions.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended    Nine Months Ended
                                        July 31,              July 31,
                                   ------------------   -------------------
                                     2004      2003        2004      2003
                                   --------  --------   --------   --------

Land and Lot Sales................ $   230   $ 3,314    $ 1,815    $13,064
Cost of Sales.....................      95     3,247      1,458      9,988
                                   --------  --------   --------   --------
Land and Lot Sales Gross Margin...     135        67        357      3,076
Interest Expense..................       -       153         21        508
                                   --------  --------   --------   --------
Land and Lot Sales Profit (Loss)
  Before Tax...................... $   135   $   (86)   $   336    $ 2,568
                                   ========  ========   ========   ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three and nine months ended July 31, 2004, financial services provided a $5.0 million and $16.6 million profit before income taxes, respectively, compared to a profit of $6.0 million and $15.4 million, respectively, for the same periods in 2003. The decrease in pretax profit for the three months ended July 31,2004 as well as the decrease in pretax margin percentage in both the three and nine months ended July 31, 2004 is primarily due to reduced spreads resulting from the steady rise in homebuyers choosing to use Adjustable Rate Mortgage (ARM) products which historically are less profitable to originate and lower gross spreads due to increased competition for purchase mortgages as the market for refinancing mortgages has significantly declined.


Corporate General and Administrative

	Corporate general and administrative expenses represents the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses decreased to 1.2% for the three months ended July 31, 2004 from 2.0% for the prior year's three months and decreased to 1.5% for the nine months ended July 31, 2004 from 2.1% for the prior year's nine months. Corporate general and administrative expenses decreased $4.0 million and $2.8 million during the three and nine months ended July 31, 2004, respectively, compared to the same periods last year. Decreases in corporate general and administrative expenses are primarily attributed to reduced bonus expenses as the percentage of expected 2004 full year profit earned in the nine months ended July 31, 2004 is less than the percentage of 2003 full year profit earned in the nine months ended July 31,2003. Bonuses are accrued during the year based on profit earned to date. In addition, in 2004, we had reduced depreciation expense as certain assets are now fully depreciated and reduced consulting services as certain non-recurring projects were completed last year. These reductions were partially offset by additional salary expense due to increased headcount as our company continues to grow.


Interest

	Interest expense includes housing and land and lot interest. Interest expense is broken down as follows:

                            Three Months Ended    Nine Months Ended
                                 July 31,             July 31,
                            ------------------   -------------------
                              2004      2003       2004       2003
                            --------  --------   --------   --------

Sale of Homes.............. $ 17,725  $ 17,051   $ 53,743   $ 43,800
Land and Lot Sales.........        -       153         21        508
                            --------  --------   --------   --------
Total...................... $ 17,725  $ 17,204   $ 53,764   $ 44,308
                            ========  ========   ========   ========

    Housing interest as a percentage of sale of homes revenues decreased 0.4% for the three months ended July 31, 2004 to 1.7% from 2.1% for the same period last year and decreased 0.1% for the nine months ended July 31, 2004 to 2.0% from 2.1% for the same period last year. Housing interest as a percentage of sale of homes decreased due to our average debt as a percentage of average inventory decreasing, as well as due to a reduction in our borrowing costs from redeeming our $150 million 9 1/8% Senior Notes and replacing that debt by drawing on the lower rate revolving credit facility.


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


Intangible Amortization

	We are amortizing our definite life intangibles over their expected useful life, ranging from three to seven years. Intangible amortization increased $6.6 million and $13.7 million for the three and nine months ended July 31,2004, respectively, when compared to the same period last year. This increase was the result of our November 2003 Florida acquisition and a full nine months of amortization expense from our Texas and Ohio acquisitions that closed in January 2003 and April 2003, respectively, as well as the amortization expense associated with the California acquisition brand name, which is being phased out as discussed above under "Capital Resources and Liquidity."


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


Total Taxes

	Total taxes as a percentage of income before taxes increased 0.3% for the nine months ended July 31, 2004 to 37.7% from 37.4% for the same period last year. The increase is due to additional state tax reserves recorded in the nine months ended July 31, 2004.

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

	Inflation has a lesser short-term effect on us because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 56% of our homebuilding cost of sales.


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


Safe Harbor Statement

     All statements in this Form 10-Q that are not historical facts should be considered as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

	.  Changes in general and local economic and business conditions;
	.  Weather conditions;
	.  Changes in market conditions;
	. Changes in home prices and sales activity in the California, New Jersey, Texas, North Carolina, Virginia, and Maryland markets;
	. Government regulation, including regulations concerning development of land, the homebuilding process, and the environment;
	. Fluctuations in interest rates and the availability of mortgage financing;
	. Shortages in, and price fluctuations of, raw materials and labor; . The availability and cost of suitable land and improved lots;
	.  Levels of competition;
	.  Availability of financing to the Company;
	. Utility shortages and outages or rate fluctuations; and . Geopolitical risks, terrorist acts and other acts of war.

	Certain risks, uncertainties, and other factors are described in detail in Item 1 and 2 "Business and Properties" in our Form 10-K for the year ended October 31, 2003.




Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	The primary market risk facing us is interest rate risk of our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration.
In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments.
We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of July 31, 2004, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

                                 As of July 31, 2004
                  --------------------------------------------------
                                Expected Maturity Date
                                                                                             FMV @
                     2004     2005    2006    2007    2008    2009   Thereafter   Total    7/31/04
                  -------  -------  ------ ------- -------- -------- ----------  --------  --------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate.... $ 23,141  $    81  $  88 $140,346 $    104 $    112 $ 765,115  $928,987  $951,478
  Average
   interest rate    5.97%    8.38%  8.38%   10.50%    8.38%    8.38%     7.38%     7.82%

  Variable Rate.                                   $215,000                     $215,000  $215,000
  Average
   Interest rate                                         (2)

 (1)  Does not include bonds collateralized by mortgages receivable.
 (2) Various rates of either the prime rate or a spread over LIBOR ranging from 1.1% to 2.0% per annum, depending on our consolidated Leverage Ratio, as defined in our revolving credit agreement.

	In addition, we have reassessed the market risk for our variable rate debt, which is based upon the prime rate or a spread over LIBOR, and we believe that a one percent increase in the prime rate or LIBOR rate would have an approximate $0.5 million increase in interest expense for the three and nine months ended July 31, 2004, assuming $215 million of variable rate debt outstanding from May 1,2004 to July 31, 2004.


Item 4.  CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2004. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.

    In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  Other Information

     Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds

	This table provides information with respect to purchases of shares of our Class A common stock made by or on behalf of Hovnanian Enterprises during the fiscal third quarter of 2004.

	Issuer Purchases of Equity Securities (1)
                                                   Total Number
                                                     Of Shares      Maximum Number of
                                                   Purchased as      Shares That May
                                                  Part of Publicly  Yet Be Purchased
                 Total Number of   Average Price   Announced Plans   Under The Plans
Period           Shares Purchased  Paid Per Share    or Programs       or Programs
---------------- ----------------  -------------- ----------------  -----------------
May 1, 2004
Through
May 31, 2004         4,510            35.24            4,510           2,187,614
-------------------------------------------------------------------------------------
June 1, 2004
Through
June 30, 2004            -                -                -           2,187,614
-------------------------------------------------------------------------------------
July 1, 2004
Through
July 31, 2004       97,844            29.94           97,844           2,089,770
-------------------------------------------------------------------------------------
Total              102,354            30.17          102,354
                 ================  ============== ================

(1) In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects our dividend.

No shares of our Class B common stock were purchased by or on behalf of Hovnanian Enterprises during the fiscal third quarter of 2004.


     Item 6.     Exhibits

                 Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

                 Exhibit 3(b) Certificate of Amendment of
                 Certificate of Incorporation of the
                 Registrant. (2)

                 Exhibit 3(c) Certificate of Amendment of
                 Certificate of Incorporation of the Registrant. (3)

                 Exhibit 3(d) Restated Bylaws of the Registrant. (4)

                 Exhibit 10(a) Third Amendment to First Restated Revolving Credit Agreement dated as of August 3, 2004, among, K. Hovnanian Mortgage, Inc., and K. Hovnanian American Mortgage, LLC., Guaranty Bank, Bank of America NA, J P Morgan Chase Bank, Comerica Bank, National City Bank of Kentucky, U S Bank N A, Colonial Bank NA, and Washington Mutual Bank FA (Warehouse Agreement)

                 Exhibit 10(b) Fourth Amended and Restated Credit
                 Agreement dated as of June 18, 2004, among, K. Hovnanian Enterprises,Inc., Hovnanian Enterprises, Inc., PNC
                 Bank NA, Bank of America NA, Wachovia Bank NA, Bank
                 One NA, Key Bank, National Association, and The
                 Royal Bank of Scotland.

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

                 Exhibit 31(b) Rule 13a-14(a)/15d-14(a)
                 Certification of Chief Financial Officer

                 Exhibit 32(a) Section 1350 Certification of Chief Executive Officer.

                 Exhibit 32(b) Section 1350 Certification of Chief Financial Officer.

           (1) Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on
                 Form S-1 of the Registrant.

            (2)	 Incorporated by reference to Exhibit4.2 to Registration
                 Statement (No. 333-106761) on Form S-3
                 of the Registrant.

           (3) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2004.

           (4) Incorporated by reference to Exhibit 3.2 to Registration Statement (No. 1-08551) on
                 Form 8-A of the Registrant.




SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  September 13, 2004           /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  September 13, 2004           /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller