Form 10-K
period 2004-10-31
HOVNANIAN ENTERPRISES INC
filed 2005-01-13
CIK 357294

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number: 1-8551

Hovnanian Enterprises, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 10 Highway 35, P.O. Box 500, Red Bank, N.J. (Address of Principal Executive Offices)	22-1851059 (I.R.S. Employer Identification No.) 07701 (Zip Code)

732-747-7800
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock, $.01 par value per share (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2004 was $1,248,371,115.

As of the close of business on January 3, 2005, there were outstanding 46,560,192 shares of the Registrant's Class A Common Stock and 14,683,524 shares of its Class B Common Stock.

Documents Incorporated by Reference:

    Part III—Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant's annual meeting of shareholders to be held on March 8, 2005 which are responsive to Items 10, 11, 12, 13 and 14.

FORM 10-K
TABLE OF CONTENTS

Item		Page

	PART I
1 and 2	Business and Properties	2
3	Legal Proceedings	10
4	Submission of Matters to a Vote of Security Holders	11
	PART II
5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
6	Selected Consolidated Financial Data	12
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
7A	Quantitative and Qualitative Disclosures About Market Risk	28
8	Financial Statements and Supplementary Data	29
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29
9A	Controls and Procedures	29
9B	Other Information	29
	PART III
10	Directors and Executive Officers of the Registrant	30
11	Executive Compensation	31
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31
13	Certain Relationships and Related Transactions	32
14	Principal Accountant Fees and Services	32
	PART IV
15	Exhibits and Financial Statement Schedules	33
	Signatures	36

PART I

Items 1 and 2 - Business and Properties

BUSINESS OVERVIEW

We design, construct, market and sell single-family detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes in planned residential developments and are one of the nation's largest builders of residential homes. Originally founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1982. Since the incorporation of our predecessor company, we have delivered in excess of 185,000 homes, including 14,586 homes in fiscal 2004. The Company consists of two operating groups: homebuilding and financial services. Our financial services group provides mortgage loans and title services to our homebuilding customers.

We are currently offering homes for sale in 275 communities in 24 markets in 13 states throughout the United States. We primarily market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. We offer a variety of home styles at base prices ranging from $46,000 to $1,350,000 with an average sales price, including options, of $280,000 in fiscal 2004.

Our operations span all significant aspects of the home-buying process—from design, construction and sale, to mortgage origination and title services.

The following is a summary of our growth history:

1959—Founded by Kevork Hovnanian as a New Jersey homebuilder.

1983—Completed initial public offering.

1986—Entered the North Carolina market through the investment in New Fortis Homes.

1992—Entered the greater Washington D.C. market.

1994—Entered the Coastal Southern California market.

1998—Expanded in the greater Washington D.C. market through the acquisition of P.C. Homes.

1999—Entered the Dallas, Texas market through our acquisition of Goodman Homes. Further diversified and strengthened our position as New Jersey's largest homebuilder through the acquisition of Matzel & Mumford.

2001—Continued expansion in the greater Washington D.C. and North Carolina markets through the acquisition of Washington Homes. This acquisition further strengthened our operations in each of these markets.

2002—Entered the Central Valley market in Northern California and Inland Empire region of Southern California through the acquisition of Forecast Homes.

2003—Expanded operations in Texas and entered the Houston market through the acquisition of Parkside Homes and Brighton Homes. Entered the greater Ohio market through our acquisition of Summit Homes and entered the greater metro Phoenix market through our acquisition of Great Western Homes.

2004—In November 2003, we entered the greater Tampa, Florida market through the acquisition of Windward Homes, and in March 2004, we started a new division in the Minneapolis/St. Paul, Minnesota market.

Hovnanian markets and builds homes that are constructed on-site in four regions which include 19 of the nation's top 50 housing markets. These four regions are the Northeast, Southeast, Southwest, and West.

GEOGRAPHIC BREAKDOWN OF MARKETS BY REGION

Northeast: New Jersey, Southern New York, Pennsylvania, Ohio, Michigan and Minnesota
Southeast: Delaware, Maryland, North Carolina, South Carolina, Virginia, Washington D.C., West Virginia, and Florida
Southwest: Arizona and Texas
West: California

We employed approximately 3,837 full-time associates as of October 31, 2004.

Our Corporate offices are located at 10 Highway 35, P. O. Box 500, Red Bank, New Jersey 07701, our telephone number is (732)747-7800, and our Internet website address is www.khov.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after they are filed with the SEC. Copies of the Company's Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request.

BUSINESS STRATEGIES

The following is a summary of our key business strategies. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation, and adherence to these principles will continue to improve our business, lead to higher profitability for our shareholders and give us a clear advantage over our competitors.

Our market concentration strategy is a key factor that enables us to achieve powers of scale and economies of scale and differentiate ourselves from most of our competitors. Our goal is to become a significant builder in each of the selected markets in which we operate.

We offer a broad product array to provide housing to a wide range of customers. Our customers consist of first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. Our diverse product array includes single family detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes.

We are committed to customer satisfaction and quality in the homes that we build. We recognize that our future success rests in the ability to deliver quality homes to satisfied customers. We seek to expand our commitment to customer service through a variety of quality initiatives. In addition, our focus remains on attracting and developing quality associates. We use several leadership development and mentoring programs to identify key individuals and prepare them for positions of greater responsibility within our Company.

We focus on achieving high return on invested capital. Each new community, whether through organic growth or acquisition, is evaluated based on its ability to meet or exceed internal rate of return requirements. Incentives for both local and senior management are based, primarily, on the ability to generate returns on capital deployed. Our belief is that the best way to create lasting value for our shareholders is through a strong focus on return on invested capital.

We adhere to a strategy of achieving growth through expansion of our organic operations and through the selected acquisition of other homebuilders with excellent management teams interested in continuing with our Company. In our existing markets, we continue to introduce a broader product array to gain market share and reach a more diverse group of customers. Selective acquisitions have expanded our geographic footprint, strengthened our market share in existing markets and further diversified our product offerings. Integration of acquired companies is a core strength and organic growth after an acquisition is boosted by deployment of our broad product array. To enhance our pattern of geographic diversification, we may also choose to start up new homebuilding operations in selected markets that allow our Company to employ our broad product array to achieve growth and market penetration. Through our presence in multiple geographic markets, our goal is to reduce the effects that housing industry cycles, seasonality and local conditions in any one area may have on our business.

We utilize a risk averse land strategy. We attempt to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. This policy significantly reduces our risk and generally allows us to obtain necessary development approvals before acquisition of the land.

We enter into homebuilding and land development joint ventures from time to time as a means of increasing lot positions, expanding our market opportunities, establishing strategic alliances, reducing our risk profile, leveraging our capital base and enhancing our returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture's members or other third parties.

We are committed to becoming a better and more efficient homebuilding company. Over the past few years, our strategies have included several initiatives to fundamentally transform our traditional practices used to design, build and sell homes and focus on "building better." These performance enhancing initiatives, processes and systems have been successfully used in other manufacturing industries and include implementation of standardized "best practice processes", rapid cycle times, vendor consolidation, vendor partnering, co-operative purchasing, distribution, fabrication and installation, and just-in-time material procurement. Other initiatives include standardized home designs that can be deployed in multiple geographic markets with minimal architectural modification.

We seek to expand our financial services operations to better serve all of our homebuyers. Our current mortgage financing and title service operations enhance the profitability and growth of our company.

OPERATING POLICIES AND PROCEDURES

We attempt to reduce the effect of certain risks inherent in the housing industry through the following policies and procedures:

Training—Our training is designed to provide our associates with the knowledge, attitudes, skills and habits necessary to succeed at their jobs. Our Training Department regularly conducts training classes in sales, construction, administration, and managerial skills.

Land Acquisition, Planning and Development—Before entering into a contract to acquire land, we complete extensive comparative studies and analyses which assist us in evaluating the economic feasibility of such land acquisition. We generally follow a policy of acquiring options to purchase land for future community developments.

•
We typically acquire land for future development principally through the use of land options which need not be exercised before the completion of the regulatory approval process. We attempt to structure these options with flexible take down schedules rather than with an obligation to take down the entire parcel upon receiving regulatory approval. Additionally, we purchase improved lots in certain markets by acquiring a small number of improved lots with an option on additional lots. This allows us to minimize the economic costs and risks of carrying a large land inventory, while maintaining our ability to commence new developments during favorable market periods.

•
Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional, nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In such instances, we generally are not able to recover any predevelopment costs. As land becomes more scarce, the conditions required by sellers are becoming more stringent.

Design—Our residential communities are generally located in suburban areas easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures and colors. Recreational amenities such as swimming pools, tennis courts, club houses and tot lots are frequently included.

Construction—We design and supervise the development and building of our communities. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We generally employ subcontractors for the installation of site improvements and construction of homes. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. We rigorously control costs through the use of computerized monitoring systems. Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. For our mid-rise and high-rise buildings our general policy is to begin building after signing contracts for the sale of at least 40% of the homes in that building. A majority of our single family detached homes are constructed after the signing of a sales contract and mortgage approval has been obtained. This limits the build-up of inventory of unsold homes and the costs of maintaining and carrying that inventory.

Materials and Subcontractors—We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. In most instances, we use general contractors for high-rise construction. In recent years, we have experienced no significant construction delays due to shortages of materials or labor. We cannot predict, however, the extent to which shortages in necessary materials or labor may occur in the future.

Marketing and Sales—Our residential communities are sold principally through on-site sales offices. In order to respond to our customers' needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. We make use of newspaper, radio, magazine, our website, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in our comprehensive marketing program. In addition, we have opened home design galleries in our New Jersey, Virginia, Maryland, Texas, North Carolina, and portions of our California markets, which offer a wide range of customer options to satisfy individual customer tastes, and which have increased option sales and profitability in these markets.

Customer Service and Quality Control—In many of our markets, associates are responsible for customer service and participate in pre-closing quality control inspections as well as responding to post-closing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us. In some of our markets, our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home's materials and workmanship, a two-year warranty for the home's heating, cooling, ventilating, electrical and plumbing systems and a ten-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

Customer Financing—We sell our homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 2004, for the markets in which our mortgage subsidiaries originated loans, 8.8% of our homebuyers paid in cash and over 66.1% of our non-cash homebuyers obtained mortgages from one of our wholly-owned mortgage banking subsidiaries or our mortgage joint venture in California. Mortgages originated by our wholly-owned mortgage banking subsidiaries are sold in the secondary market.

Code of Ethics—For more than 40 years of doing business, we have been committed to sustaining our shareholders' investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a collection of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our associates are required to comply with these standards when interacting with each other, our business partners, our customers, our shareholders, and our competitors. The Company's Code of Ethics is available on the Company's website at www.khov.com under "Investor Relations/Governance/Code of Ethics".

We also remain committed to our shareholders in fostering sound corporate governance principles. The Company has adopted "Corporate Governance Guidelines" to assist the Board in fulfilling its responsibilities related to corporate governance conduct. These guidelines serve as a framework, addressing the function, structure, and operations of the Board, for purposes of promoting consistency of the Board's role in overseeing the work of management.

RESIDENTIAL DEVELOPMENT ACTIVITIES

Our residential development activities include evaluating and purchasing properties, master planning, obtaining governmental approvals and constructing, marketing and selling homes. A residential development generally includes single family detached homes and/or a number of residential buildings containing from two to twenty-four individual homes per building, together with amenities such as recreational buildings, swimming pools, tennis courts and open areas. In a few cases, we are developing mid-rise and high-rise buildings including some that contain over 300 homes per building.

Our development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water and drainage facilities, recreational facilities and other amenities. These activities are performed by our staff, together with independent architects, consultants and contractors. Our staff also carries out long-term planning of communities.

Current base prices for our homes in contract backlog at October 31, 2004 range from $46,000 to $1,350,000 in our Northeast Region, from $96,000 to $986,000 in our Southeast Region, from $83,000 to $467,000 in our Southwest Region, and from $154,000 to $1,110,000 in our West Region. Closings generally occur and are typically reflected in revenues up to twelve months after sales contracts are signed.

Information on homes delivered by Region for the year ended October 31, 2004 is set forth below:

(Housing Revenue in Thousands)	Housing Revenues	Homes Delivered	Average Price

Northeast Region	$1,027,356	3,188	$322,257
Southeast Region	1,066,474	3,976	$268,228
Southwest Region	681,083	3,875	$175,763
West Region	1,307,350	3,547	$368,579

Combined Total	$4,082,263	14,586	$279,875

The value of our net sales contracts, including unconsolidated joint ventures, increased 48.3% to $4.9 billion for the year ended October 31, 2004 from $3.3 billion for the year ended October 31, 2003. This increase was the net result of a 30.7% increase in the number of homes contracted to 16,148 in 2004 from 12,352 in 2003. By region, on a dollar basis, the Northeast Region increased 33.7%, the Southeast Region increased 33.8%, the Southwest Region increased 40.3% and the West Region increased 54.4%. Excluding homebuidling acquisitions made in fiscal 2004 and 2003, the value of our net contracts increased in all of our regions and we continue to experience solid demand for new homes in all our markets. Increases were due to increased sales and increased sales prices in all of our regions except in our Southwest Region, where sales prices decreased slightly due to a shift in our mix of communities to those with more entry level homes, and in our Southeast Region where the number of homes contracted decreased slightly due to timing of opening new communities.

The following table summarizes our active selling communities under development as of October 31, 2004. The contracted not delivered and remaining home sites available in our active communities under development are included in the 99,940 total home sites under the total residential real estate chart in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Active Selling Communities
	Communities	Approved Home Sites	Homes Delivered	Contracted Not Delivered(1)	Remaining Home Sites Available(2)

Northeast Region	28	12,529	5,366	1,799	5,364
Southeast Region	113	21,642	9,518	1,981	10,143
Southwest Region	85	17,211	6,352	924	9,935
West Region	49	18,590	7,313	1,917	9,360

Total	275	69,972	28,549	6,621	34,802

(1)
Includes 887 home sites under option and excludes 931 contracts under our "build on your own lot" program.
(2)
Of the total remaining home sites available, 1,623 were under construction or completed (including 312 models and sales offices), 19,823 were under option, and 415 were financed through purchase money mortgages.

BACKLOG

At October 31, 2004 and October 31, 2003, including unconsolidated joint ventures, we had a backlog of signed contracts for 7,851 homes and 5,797 homes, respectively, with sales values aggregating $2.7 billion and $1.5 billion, respectively. Substantially all of our backlog at October 31, 2004 is expected to be completed and closed within the next twelve months. At November 30, 2004 and 2003, our backlog of signed contracts was 7,972 homes and 6,598 homes, respectively, with sales values aggregating $2.8 billion and $1.8 billion, respectively.

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast Region, excluding Ohio, and the Southeast Region, excluding Florida, we typically obtain an additional 5% to 10% down payment due 30 to 60 days after signing. The contract may include a financing contingency, which permits the customer to cancel his obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution. In markets with significant investor demand, our Company's policy states that sales contracts include an investor restriction on resale of homes for a stipulated time period, if the home is not occupied by the purchaser. Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the income statement, in accordance with our accounting policies, when title to the home is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

RESIDENTIAL LAND INVENTORY

It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2004, exclusive of communities under development described above under "Residential Development Activities", is summarized in the following table. The proposed developable lots in communities under development are included in the 99,940 total home sites under the total residential real estate chart in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Communities in Planning
(Dollars in Thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value(1)(2)

Northeast Region:
Under Option	110	20,359	$1,023,836	$129,580
Owned	7	801		44,143

Total	117	21,160		173,723

Southeast Region:
Under Option	122	17,567	$1,018,888	28,383
Owned	18	2,130		47,657

Total	140	19,697		76,040

Southwest Region:
Under Option	69	9,205	$227,056	19,939
Owned	—	—		—

Total	69	9,205		19,939

West Region:
Under Option	25	5,362	$323,404	22,407
Owned	23	3,093		154,502

Total	48	8,455		176,909

Totals:
Under Option	326	52,493	$2,593,184	200,309
Owned	48	6,024		246,302

Combined Total	374	58,517		$446,611

(1)
Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2004, option fees and deposits aggregated approximately $97.5 million. As of October 31, 2004, we spent an additional $102.8 million in non-refundable predevelopment costs on such properties.
(2)
The book value of $446.6 million is identified on the balance sheet as "Inventories—land and land options held for future development or sale", and does not include inventory in Poland amounting to $8.8 million. The book value does include option deposits of $3.1 million for specific performance options, $4.0 million for other option deposits, and $12.1 million for variable interest entity deposits reported under "Consolidated Inventory Not Owned".

In our Northeast Region excluding Ohio, our objective is to control a supply of land sufficient to meet anticipated building requirements for at least six years. We typically option parcels of unimproved land for development.

In our other regions, we either acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in these regions, we have been increasing the optioning of parcels of unimproved land for development.

CUSTOMER FINANCING

At our communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through our mortgage subsidiaries. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

Our financial services business consists of providing our customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. We originate loans in New Jersey, New York, Pennsylvania, Maryland, Washington D. C., Virginia, West Virginia, North Carolina, South Carolina, Texas, Ohio, and California. During the year ended October 31, 2004, for the markets in which our mortgage subsidiaries originate loans, approximately 8.8% of our homebuyers paid in cash and over 66.1% of our non-cash homebuyers obtained mortgages from one of our wholly-owned mortgage banking subsidiaries or our mortgage joint venture in California.

We customarily sell virtually all of the loans and loan servicing rights that we originate. Loans are sold either individually or in pools to GNMA, FNMA, or FHLMC or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

COMPETITION

Our residential business is highly competitive. We are among the top ten homebuilders in the United States in both homebuilding revenues and home deliveries. We compete with numerous real estate developers in each of the geographic areas in which we operate. Our competition ranges from small local builders to larger regional and publicly owned builders and developers, some of which have greater sales and financial resources than us. Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of reputation, price, location, design, quality, service and amenities.

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

Conclusion.    Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and substantial expenditures for pollution and water quality control, which could have a material adverse effect on our profitability. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretation and application.

COMPANY OFFICES

We own a 24,000 square foot office complex located in the Northeast Region that serves as our corporate headquarters. We are in the process of building a 69,000 square foot office complex near our current headquarters and anticipate moving in the Spring of 2005. We also own 224,405 square feet of office and warehouse space throughout our Northeast Region and 6,846 square feet of office space in our Southeast Region. We lease approximately 443,382 square feet of space for our other operating divisions located in our Northeast Region, Southeast Region, Southwest Region and West Region.

Item 3 - Legal Proceedings

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us. Over the past several years, general liability insurance for homebuilding companies and their suppliers and subcontractors has become very difficult to obtain. The availability of general liability insurance has been limited due to a decreased number of insurance companies willing to write for the industry. In addition, those few insurers willing to write liability insurance have significantly increased the premium costs. We have been able to obtain general liability insurance but at higher premium costs with higher deductibles. While no assurance can be given, we believe that we will be able to continue to obtain coverage but at higher total costs. Our suppliers and subcontractors have advised us that they have also had difficulty obtaining insurance that also provides us coverage. As a result, we have introduced an owner controlled insurance program for certain of our subcontractors, whereby the subcontractors pay us an insurance premium based on the value of their services, and we absorb the liability associated with their work on our homes. All such insurance premiums paid by our subcontractors are included in our reserves.

Item 4 - Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended October 31, 2004, no matters were submitted to a vote of security holders.

PART II

Item 5 - Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is traded on the New York Stock Exchange and was held by 465 shareholders of record at January 3, 2005. There is no established public trading market for our Class B Common Stock, which was held by 320 shareholders of record at January 3, 2005. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock, after adjustment for a 2-for-1 stock dividend on March 5, 2004, were as follows for each fiscal quarter during the years ended October 31, 2004 and 2003:

	Oct. 31, 2004		Oct. 31, 2003
Quarter	High	Low	High	Low

First	$48.31	$36.51	$19.40	$14.56
Second	$45.17	$35.97	$20.10	$14.36
Third	$36.84	$29.33	$34.58	$19.60
Fourth	$41.60	$31.20	$41.28	$23.96

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $573.7 million of retained earnings was free of such restrictions at October 31, 2004. We have never paid a cash dividend nor do we currently intend to pay a cash dividend.

This table provides information with respect to purchases of shares of our Class A common stock made by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal fourth quarter of 2004.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

August 1, 2004 Through August 31, 2004	—	—	—	2,089,770
September 1, 2004 Through September 30, 2004	—	—	—	2,089,770
October 1, 2004 Through October 31, 2004	—	—	—	2,089,770

Total	—	—	—	2,089,770

(1)
In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

No shares of our Class B common stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal fourth quarter of 2004.

Item 6 - Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.

	Year Ended
Summary Consolidated Income Statement Data (In Thousands, Except Per Share Data)
	October 31, 2004	October 31, 2003	October 31, 2002	October 31, 2001	October 31, 2000

Revenues	$4,160,403	$3,201,857	$2,551,106	$1,741,990	$1,135,559
Expenses	3,610,631	2,790,339	2,325,376	1,635,636	1,083,741

Income before income taxes	549,772	411,518	225,730	106,354	51,818
State and Federal income taxes	201,091	154,138	88,034	42,668	18,655

Net income	$348,681	$257,380	$137,696	$63,686	$33,163

Per Share Data:
Basic:
Net income	$5.63	$4.16	$2.26	$1.19	$0.76
Weighted average number of common shares outstanding	61,892	61,920	60,810	53,620	43,866
Assuming Dilution:
Net income	$5.35	$3.93	$2.14	$1.15	$0.75
Weighted average number of common shares outstanding	65,133	65,538	64,310	55,584	44,086

Summary Consolidated Balance Sheet Data (In Thousands)	October 31, 2004	October 31, 2003	October 31, 2002	October 31, 2001	October 31, 2000

Total assets	$3,156,267	$2,332,371	$1,678,128	$1,064,258	$873,541
Mortgages, term loans, revolving credit agreements, and notes payable	$354,055	$326,216	$215,365	$111,795	$78,206
Senior notes, and senior subordinated notes	$902,737	$687,166	$546,390	$396,544	$396,430
Stockholders' equity	$1,192,394	$819,712	$562,549	$375,646	$263,359

Ratios of Earnings to Fixed Charges

For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes, plus fixed charges, less interest capitalized. Fixed charges consist of all interest incurred plus the amortization of debt issuance costs and bond discount.

The following table sets forth the ratios of earnings to fixed charges for each of the periods indicated:

	Years Ended October 31,
	2004	2003	2002	2001	2000

Ratio of earnings to fixed charges	6.3	6.7	4.7	3.1	2.1

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

Business Combinations—When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). Under SFAS 141 (for acquisitions subsequent to June 30, 2001) and Accounting Principles Board ("APB") Opinion 16 (for acquisitions prior to June 30, 2001), we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

Income Recognition from Home and Land Sales—Income from home and land sales is recorded when title is conveyed to the home or land buyer, adequate cash payment has been received and there is no continued involvement.

Income Recognition from Mortgage Loans—Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs—Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal contract passes to the buyer and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are deferred and recorded as either (a) an adjustment to the related mortgage loans upon the closing of a loan or (b) recognized as a deferred asset or deferred revenue while the loan is in process. These fees and costs include loan origination fees, loan discount, and salaries and wages. Such deferred fees and costs relating to the closed loans are recognized over the life of the loans as an adjustment of yield or taken into operations under sale of the loan to a permanent investor.

Inventories—Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted future cash flows generated from expected revenue, cost to complete including interest, and selling costs.

Insurance Deductible Reserves—Our deductible is $150,000 per occurrence for worker's compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated future losses during 2004 and 2003. For fiscal 2005, our deductible increases to $5 million per occurrence for general liability insurance and $500,000 per occurrence for worker's compensation insurance.

Interest—Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales interest as the related inventories are sold. Costs related to properties not under development are charged to interest expense separately in the Consolidated Statements of Income.

Land Options—Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities" an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Consolidated Balance Sheets specific performance options, options with variable interest entities, and other options under Consolidated inventory not owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

Intangible Assets—The intangible assets recorded on our balance sheet are goodwill, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from company acquisitions. We no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2004 and 2003, and determined that no impairment of intangibles existed. We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

In May 2004, we made a decision to change our fiscal 2002 California acquisition brand name to K. Hovnanian Homes. This resulted in a reclassification of $50 million from goodwill and indefinite life intangibles to definite life intangibles less amortization reported on our October 31, 2004 Consolidated Balance Sheet. We are amortizing the definite life intangible as the homes in the communities still using the old California acquisition brand name are delivered to customers and the revenue on the sale of these homes is recognized. Using this methodology, we expect this intangible to be substantially written off by our fourth quarter of 2008.

Post Development Completion Costs—In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in accounts payable and other liabilities in the Consolidated Balance Sheets.

Warranty Costs—Based upon historical experience, we accrue warranty costs as part of cost of sales for essential repair costs over $1,000 to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs under our $150,000 per occurrence general liability insurance deductible as part of selling, general and administrative costs.

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, southern New York, Pennsylvania, Ohio, Michigan, and Minnesota), our Southeast Region (Washington D.C., Delaware, Maryland, Virginia, West Virginia, North Carolina, South Carolina, and Florida), our Southwest Region (Texas and Arizona), and our West Region (California). During the year ended October 31, 2002, we substantially liquidated our operations in the Mid-South from our fiscal 2001 acquisition of Washington Homes. In addition, we provide financial services to our homebuilding customers.

Our cash uses during the twelve months ended October 31, 2004 were for operating expenses, increases in housing inventories, construction, income taxes, interest, the payoff of our $115 million Term Loan, the redemption of Senior Notes due 2009, the repurchase of common stock, and the acquisition of a Florida homebuilder. We provided for our cash requirements from housing and land sales, the revolving credit facility, non-recourse mortgage secured by operating property, the issuance of $365 million Senior Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

Cash requirements for fiscal 2005 are projected to increase as we continue to open new communities and fund organic growth. We anticipate moderate usage under the existing revolving credit facility to replenish inventory associated with the construction of new homes. On November 30, 2004, we issued $200 million of 6 1/4% Senior Notes due 2015 and $100 million of 6% Senior Subordinated Notes due 2010 which generated proceeds of approximately $300 million. The purpose of these issuances was to repay amounts outstanding under our revolving credit facility, and for general corporate purposes.

Our net income historically does not approximate cash flow from operating activities. The difference between net income and cash flow from operating activities is primarily caused by changes in receivables, prepaid and other assets, interest and other accrued liabilities, accounts payable, inventory levels, mortgage loans and liabilities, and non-cash charges relating to depreciation, the write-off of computer software costs, amortization of definite life intangibles and impairment losses. When we are expanding our operations, which was the case in fiscal 2004 and 2003, inventory levels, receivables, prepaids and other assets increase causing cash flow from operating activities to decrease. Liabilities also increase as operations expand. The increase in liabilities partially offsets the negative effect on cash flow from operations caused by the increase in inventory levels, receivables, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increase, but for cash flow purposes are offset by the net change in mortgage assets and liabilities.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2004, 1.9 million shares have been purchased under this program, of which 0.1 million and 0.6 million shares were repurchased during the twelve months ended October 31, 2004 and 2003, respectively. In addition, in 2003, we retired at no cost 1.5 million shares that were held by a seller of a previous acquisition. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of $900 million through July 2008. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.0 billion subject to the availability of additional commitments. Interest is payable monthly at various rates of either the prime rate or a spread over LIBOR ranging from 1.10% to 2.00% per annum, depending on our consolidated Leverage Ratio, as defined in the Agreement. In addition, we pay a fee ranging from 0.20% to 0.40% per annum, depending on our consolidated Leverage Ratio and the weighted average unused portion of the revolving credit line. At October 31, 2004, there was $115 million drawn under this Agreement and we had approximately $65 million of homebuilding cash. At October 31, 2004, we had issued $180.6 million of letters of credit which reduces cash available under the Agreement. We believe that we will be able either to extend the Agreement beyond July 2008 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. Each of our significant subsidiaries, except for our title insurance and home mortgage subsidiaries and joint ventures, is a guarantor under the Agreement.

At October 31, 2004, we had $605.3 million of outstanding senior debt ($602.7 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, and $150 million 6 3/8% Senior Notes due 2014. At October 31, 2004, we had outstanding $300 million of senior subordinated debt comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, and $150 million 7 3/4% Senior Subordinated Notes due 2013. On November 30, 2004, we issued $200 million of 6 1/4% Senior Notes due 2015 and $100 million of 6% Senior Subordinated Notes due 2010. Each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, our title insurance and home mortgage subsidiaries, and joint ventures, is a guarantor of the senior notes and senior subordinated notes.

On May 3, 2004, we redeemed our 9 1/8% Senior Notes due 2009, and we recorded $8.7 million of expenses associated with the extinguishment of this debt. On March 18, 2004, we paid off our $115 million Term Loan, and we recorded $0.9 million of expenses associated with the extinguishment of the debt. In both cases, these expenses have been reported as "Expenses Related to Extinguishment of Debt" on the Consolidated Statements of Income.

Our mortgage banking subsidiary's warehousing agreement was amended on August 3, 2004. Pursuant to the agreement, we may borrow up to $250 million. The agreement expires in July 2005 and interest is payable monthly at the Eurodollar rate plus 1.25%. We believe that we will be able either to extend this agreement beyond July 2005 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of October 31, 2004, the aggregate principal amount of all borrowings under this agreement was $188.4 million.

Total inventory increased $766.5 million during the twelve months ended October 31, 2004. This increase excluded the change in Consolidated Inventory Not Owned of $40.8 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and Variable Interest Entities in accordance with FIN 46. See the "Recent Accounting Pronouncements" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional explanation of FIN 46. Excluding the impact from acquisitions of $43.5 million in our Southeast Region, total inventory in our Northeast Region increased $79.7 million, the Southeast Region increased $91.1 million, the Southwest Region increased $44.0 million, and our West Region increased $508.2 million. The increase in our existing regions was primarily the result of planned future organic growth. Substantially all homes under construction or completed and included in inventory at October 31, 2004 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, and senior subordinated indebtedness.

We usually option property for development prior to acquisition. By optioning property, we limit our financial exposure to the amounts invested in the option deposits and predevelopment costs. This significantly reduces our risk and generally allows us to obtain necessary development approvals before acquisition of the land.

The following table summarizes home sites included in our total residential real estate:

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available

October 31, 2004:
Northeast Region	28,323	1,799	26,524
Southeast Region	31,821	1,981	29,840
Southwest Region	20,064	924	19,140
West Region	19,732	1,917	17,815

Total	99,940	6,621	93,319

Owned	26,737	5,734	21,003
Optioned	73,203	887	72,316

Total	99,940	6,621	93,319

October 31, 2003:
Northeast Region	24,280	1,477	22,803
Southeast Region	22,508	1,761	20,747
Southwest Region	13,940	989	12,951
West Region	13,570	793	12,777

Total	74,298	5,020	69,278

Owned	21,470	4,213	17,257
Optioned	52,828	807	52,021

Total	74,298	5,020	69,278

Housing under contract at October 31, 2004 and October 31, 2003 was 7,552 homes and 5,761 homes, respectively, including our "build on your own lot" contracts and excluding unconsolidated joint ventures not included in the above home site table.

The following table summarizes our started or completed unsold homes in active and substantially completed communities:

	October 31, 2004			October 31, 2003

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast Region	77	39	116	130	44	174
Southeast Region	222	35	257	207	32	239
Southwest Region	683	78	761	557	94	651
West Region	329	160	489	185	105	290

Total	1,311	312	1,623	1,079	275	1,354

Receivables, deposits and notes increased $14.2 million to $56.8 million at October 31, 2004. The increase was primarily due to the timing of cash received from homes that closed during the last days of October. Receivables from home revenues amounted to $17.6 million and $4.1 million at October 31, 2004 and 2003, respectively.

Prepaid expenses and other assets are as follows as of:

(In Thousands)	October 31, 2004	October 31, 2003	Dollar Change

Prepaid project costs	$48,695	$34,171	$14,524
Investment in joint ventures	40,840	23,232	17,608
Senior residential rental properties	8,830	9,118	(288)
Other prepaids	16,632	15,985	647
Other assets	19,459	24,019	(4,560)

Total	$134,456	$106,525	$27,931

Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase in prepaid project costs was primarily due to the opening of new communities in all our regions. Investments in joint ventures increased as we entered into several new joint ventures during the year ended October 31, 2004. Other than completion guarantees, no other guarantees associated with unconsolidated joint ventures have been given. Also included in other prepaids and other assets are debt issuance fees, non-qualified associate benefit plan assets, and miscellaneous prepaids and assets.

At October 31, 2004, we had $32.7 million of goodwill. This amount resulted from company acquisitions prior to fiscal 2003. In May 2004, we made a decision to change our fiscal 2002 California acquisition brand name to K. Hovnanian Homes. This resulted in a reclassification of $50 million from goodwill and indefinite life intangibles to definite life intangibles less amortization reported on our October 31, 2004 Consolidated Balance Sheet. We are amortizing the definite life intangible as the homes in the communities still using the old California acquisition brand name are delivered to customers and the revenue on the sale of these homes is recognized. Using this methodology, we expect this intangible to be substantially written off by our fourth quarter of 2008.

Definite life intangibles increased $68.5 million to $125.5 million at October 31, 2004. This increase was the result of our November 6, 2003 Florida acquisition, net of amortization expense, as well as the reclassification of $50 million related to the California acquisition brand name, net of amortization expense, as noted above. To the extent the acquisition price was greater than the book value of tangible assets which were stepped up to fair values, purchase price premiums were classified as intangibles. Professionals are hired to appraise all acquired intangibles. Such appraisals resulted in all fiscal 2004 and 2003 acquisition premiums to be categorized as definite life intangibles. See the "Critical Accounting Policies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional explanation of intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.

Mortgage loans held for sale consist of residential mortgages receivable of which $209.2 million and $223.9 million at October 31, 2004 and October 31, 2003, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. The decrease in mortgage loans held for sale was due to the improvement in the turnaround of mortgages sold. We may incur risk with respect to mortgages that become delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.

Accounts payable and other liabilities are as follows as of:

(In Thousands)	October 31, 2004	October 31, 2003	Dollar Change

Accounts Payable	$113,866	$68,935	$44,931
Reserves	72,289	46,699	25,590
Accrued expenses	28,016	27,064	952
Accrued compensation	78,283	72,495	5,788
Property secured by a mortgage	11,750	—	11,750
Other liabilities	25,417	14,793	10,624

Total	$329,621	$229,986	$99,635

The increase in accounts payable and other liabilities was primarily due to increases in accounts payable, reserves, accrued compensation, property secured by a mortgage, and other liabilities. The increase in accounts payable was due to our November 2003 Florida acquisition as well as the opening of new communities in our existing markets. Our reserves increased in accordance with our general liability and workman's compensation policies. The increase in accrued compensation was related to bonuses due to achieving higher profits. Property secured by a mortgage increased due to the consolidation of a property in our Northeast Region that was secured by a mortgage and subsequently replaced by a letter of credit and an increase in other liabilities was due to a cash advance we received related to a structured lot option.

RESULTS OF OPERATIONS

TOTAL REVENUES

Compared to the same prior period, revenues increased as follows:

	Year Ended
(Dollars in Thousands)	October 31, 2004	October 31, 2003	October 31, 2002

Homebuilding:
Sale of homes	$952,433	$667,735	$768,378
Land sales and other revenues	(2,890)	(27,499)	31,396
Financial services	9,003	10,515	9,342

Total change	$958,546	$650,751	$809,116

Total revenues percent change	29.9%	25.5%	46.4%

HOMEBUILDING

Compared to the same prior period, housing revenues increased $952.4 million or 30.4% for the year ended October 31, 2004, increased $667.7 million or 27.1% for the year ended October 31, 2003, and increased $768.4 million or 45.4% for the year ended October 31, 2002 as a result of both organic growth and through the acquisition of other homebuilders. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

Information on homes delivered by market area is set forth below:

	Year Ended
(Housing Revenue in Thousands)	October 31, 2004	October 31, 2003	October 31, 2002

Northeast Region(2):
Housing Revenues	$1,027,356	$774,209	$660,250
Homes Delivered	3,188	2,387	2,144
Average Price	$322,257	$324,344	$307,952
Southeast Region(1):
Housing Revenues	$1,066,474	$682,210	$660,328
Homes Delivered	3,976	2,720	2,806
Average Price	$268,228	$250,813	$235,327
Southwest Region(2):
Housing Revenues	$681,083	$481,634	$240,181
Homes Delivered	3,875	2,431	1,033
Average Price	$175,763	$198,122	$232,508
West Region(3):
Housing Revenues	$1,307,350	$1,190,516	$852,373
Homes Delivered	3,547	3,984	3,220
Average Price	$368,579	$298,824	$264,712
Other(4):
Housing Revenues	—	$1,261	$48,963
Homes Delivered	—	9	311
Average Price	—	$140,111	$157,437
Consolidated Total:
Housing Revenues	$4,082,263	$3,129,830	$2,462,095
Homes Delivered	14,586	11,531	9,514
Average Price	$279,875	$271,427	$258,787
Unconsolidated Joint Ventures:
Housing Revenues	$36,555	$11,034	$9,384
Homes Delivered	84	54	43
Average Price	$435,179	$204,340	$218,233
Total Including Unconsolidated Joint Ventures:
Housing Revenues	$4,118,818	$3,140,864	$2,471,479
Homes Delivered	14,670	11,585	9,514
Average Price	$280,765	$271,115	$259,773

(1)
October 31, 2004 includes deliveries from our Florida acquisition beginning on November 1, 2003.

(2)
October 31, 2003 includes deliveries from our Texas, Ohio, and Arizona acquisitions beginning on November 1, 2002, January 1, 2003, April 1, 2003, and August 13, 2003, respectively.

(3)
October 31, 2002 includes deliveries from our California acquisition beginning on January 10, 2002.

(4)
Other includes operations from markets we have exited in recent years.

The increase in housing revenues during the year ended October 31, 2004 was primarily due to organic growth within our existing operations. Excluding acquisitions, housing revenues and average sales prices increased in all four of our regions combined by 21.4% and 12.7%, respectively. Homes delivered, excluding acquisitions, increased 14.1%, 20.5%, and 25.5% in our Northeast Region, Southeast Region, and Southwest Region, respectively. In our West Region, deliveries declined 11.0% due to severe weather conditions during 2004 in Southern California.

Unaudited quarterly housing revenues and net sales contracts by region for the years ending October 31, 2004, 2003, and 2002 are set forth below:

	Quarter Ended
(In Thousands)	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004

Housing Revenues:
Northeast Region	$365,358	$261,470	$208,620	$191,908
Southeast Region	349,532	272,395	253,485	191,062
Southwest Region	217,214	181,491	154,564	127,814
West Region	447,333	329,254	284,274	246,489

Consolidated Total	$1,379,437	$1,044,610	$900,943	$757,273

Sales Contracts (Net of Cancellations):
Northeast Region	$333,961	$267,692	$307,127	$203,484
Southeast Region	274,818	293,707	351,922	241,067
Southwest Region	170,958	179,232	202,748	121,177
West Region	426,910	507,214	533,685	299,020

Consolidated Total	$1,206,647	$1,247,845	$1,395,482	$864,748

	Quarter Ended
(In Thousands)	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003

Housing Revenues:
Northeast Region	$279,252	$210,039	$148,155	$136,763
Southeast Region	202,345	165,583	156,162	158,120
Southwest Region	151,406	129,907	106,767	72,662
West Region	392,039	325,205	255,469	238,695
Other	—	—	—	1,261

Consolidated Total	$1,025,042	$830,734	$666,553	$607,501

Sales Contracts (Net of Cancellations):
Northeast Region	$219,101	$261,625	$204,943	$115,447
Southeast Region	230,807	239,817	248,324	149,037
Southwest Region	112,487	125,292	143,979	68,927
West Region	291,532	336,889	312,469	233,616
Other	—	—	—	313

Consolidated Total	$853,927	$963,623	$909,715	$567,340

	Quarter Ended
(In Thousands)	October 31, 2002	July 31, 2002	April 30, 2002	January 31, 2002

Housing Revenues:
Northeast Region	$205,079	$177,153	$145,249	$132,769
Southeast Region	207,671	182,467	143,117	127,073
Southwest Region	67,403	65,432	52,820	54,526
West Region	316,412	242,631	178,688	114,642
Other	8,717	13,646	12,512	14,088

Consolidated Total	$805,282	$681,329	$532,386	$443,098

Sales Contracts (Net of Cancellations):
Northeast Region	$154,623	$148,390	$165,148	$109,689
Southeast Region	138,802	154,488	253,492	132,787
Southwest Region	55,893	54,437	73,145	43,827
West Region	283,607	288,885	261,002	84,122
Other	3,206	6,443	9,053	11,365

Consolidated Total	$636,131	$652,643	$761,840	$381,790

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog using base sales prices by market area is set forth below:

(Dollars In Thousands)	October 31, 2004	October 31, 2003	October 31, 2002

Northeast Region:
Total Contract Backlog	$774,016	$581,865	$416,264
Number of Homes	2,312	2,218	1,397
Southeast Region:
Total Contract Backlog	$770,804	$526,348	$331,682
Number of Homes	2,399	1,761	1,221
Southwest Region:
Total Contract Backlog	$164,655	$157,655	$60,532
Number of Homes	924	989	277
West Region:
Total Contract Backlog	$775,295	$264,536	$267,305
Number of Homes	1,917	793	955
Other:
Total Contract Backlog	—	—	$945
Number of Homes	—	—	7
Totals:
Total Consolidated Contract Backlog	$2,484,770	$1,530,404	$1,076,728
Number of Homes	7,552	5,761	3,857

In the month of November 2004, we signed an additional 971 net contracts amounting to $320.2 million. Between our October 31, 2004 contract backlog and November 2004 net contracts, we have sold approximately 53% of our projected deliveries for fiscal 2005.

Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Year Ended
(Dollars In Thousands)	October 31, 2004	October 31, 2003	October 31, 2002

Sale of homes	$4,082,263	$3,129,830	$2,462,095
Cost of sales, excluding interest	3,042,057	2,331,393	1,919,941

Homebuilding gross margin, before interest expense	1,040,206	798,437	542,154
Cost of sales interest	54,985	44,069	49,424

Homebuilding gross margin, after interest expense	$985,221	$754,368	$492,730

Gross Margin Percentage, before interest expense	25.5%	25.5%	22.0%
Gross Margin Percentage, after interest expense	24.1%	24.1%	20.0%

Cost of sales expenses as a percentage of home sales revenues are presented below:

	Year Ended
(Dollars In Thousands)	October 31, 2004	October 31, 2003	October 31, 2002

Sale of homes	100.0%	100.0%	100.0%
Cost of sales, excluding interest:
Housing, land and development costs	66.5	67.1	70.6
Commissions	2.2	2.1	2.2
Financing concessions	1.0	0.9	1.0
Overheads	4.8	4.4	4.2

Total cost of sales, before interest expense	74.5	74.5	78.0

Gross margin percentage, before interest expense	25.5	25.5	22.0
Cost of sales interest	1.4	1.4	2.0

Gross Margin Percentage, after interest expense	24.1%	24.1%	20.0%

We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the mix of both the communities and of home types delivered, consolidated gross margin will fluctuate up or down. During 2004, we decided to add an additional line item to the income statement to show previously capitalized interest amortized through cost of sales. The consolidated gross margins, before interest expense remained flat at 25.5% during the year ended October 31, 2004 compared to the same period last year, despite the fact that we believe gross margins were adversely impacted in 2004 due to the effect of price increases in lumber, concrete, and certain other building materials. In addition, gross margins were negatively impacted by our 2003 and 2004 acquisitions which have lower margins than our historical consolidated average margins, yet still achieve strong returns on investment due to higher than average inventory turns. During the year ended October 31, 2003, our consolidated gross margin, before interest expense, increased 3.5% from the previous year. This increase was primarily the result of increased sales prices. Also shown in the table are our results of gross margins, after interest expense. After deducting interest expense, which was previously capitalized and amortized through cost of sales, our homebuilding gross margin was 24.1% equal to the gross margin achieved in the prior fiscal year. The dollar increases in gross margin, before interest expense for each of the three years ended October 31, 2004, 2003, and 2002 were attributed to increased sales, resulting from both organic growth in deliveries and our acquisitions of other homebuilders.

Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues have averaged approximately 8.0% for the years ended October 31, 2004, 2003, and 2002. Such expenses increased to $332.3 million for the year ended October 31, 2004, and increased to $253.7 million for the year ended October 31, 2003 from $194.9 million for the previous year. The increased spending year over year was primarily due to our acquisition deliveries and increased deliveries in previously existing markets.

We have written-off or written-down certain inventories totaling $7.0, $5.2, and $8.2 million during the years ended October 31, 2004, 2003, and 2002, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements—Note 11" for additional explanation. These write-offs and write-downs were incurred primarily because of the decision not to exercise certain options to purchase land, redesign of communities in planning, a change in the marketing strategy to liquidate a particular property or lower property values.

During the years ended October 31, 2004, 2003, and 2002, we wrote-off residential land options and approval and engineering costs amounting to $5.4, $4.5, and $4.0 million, respectively, which are included in the total write-offs mentioned above. When a community is redesigned, abandoned engineering costs are written-off. Option and approval and engineering costs are written-off when a community's proforma profitability does not produce adequate returns on the investment commensurate with the risk and we cancel the option. Such write-offs were located in all our regions.

During the year ended October 31, 2004, we wrote-down a community $1.2 million in our Northeast Region, $0.1 million in our Southeast Region, and $0.3 million in our Southwest Region. The write-down in the Northeast Region was attributed to a section of a community that was built in accordance with a low income housing clause. In preparation for selling this property, an outside appraisal was prepared resulting in a reduction in inventory carrying amount to fair value. The write-downs in our Southeast Region and Southwest Region were attributed to property that was acquired as part of our acquisition in these Regions. A decision was made to liquidate these two properties resulting in lower sales prices.

We wrote-down one community $0.7 million in our Southwest Region during the year ended October 31, 2003. This property was acquired as part of one of our acquisitions. A decision was made to liquidate this property resulting in lower sales prices.

The write-downs of residential inventory during the year ended October 31, 2002 were attributed to Poland and the Mid-South. The write-down in Poland was based upon changes in market conditions. In the Mid-South, land was written-down based on a purchase offer. We have made a decision to discontinue selling homes in these two markets and offer the remaining lots for sale. The result of the above decisions was a reduction in inventory carrying amounts to fair value, resulting in a $4.2 million impairment loss.

LAND SALES AND OTHER REVENUES

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In Thousands)	October 31, 2004	October 31, 2003	October 31, 2002

Land and lot sales	$2,664	$14,205	$42,312
Cost of sales	2,217	10,931	35,897

Land and lot sales gross margin	$447	$3,274	$6,415

Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

FINANCIAL SERVICES

Financial services consists primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. During the years ended October 31, 2004, October 31, 2003, and October 31, 2002, financial services provided a $25.5, $22.9, and $18.2 million pretax profit, respectively. The increase in 2004 was primarily due to increased activity in our mortgage operations, along with our homebuilding growth. The increases in 2003 and 2002 were primarily due to reduced costs, increased mortgage loan amounts, and the addition of mortgage operations from our acquisitions. In addition to our wholly-owned mortgage subsidiaries, customers obtained mortgages from our mortgage joint ventures in our Northeast Region (Ohio) and West Region in 2004 and 2003, and our West Region in 2002. In the market areas served by our wholly-owned mortgage banking subsidiaries, approximately 66%, 74%, and 71% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2004, 2003, and 2002, respectively. Servicing rights on new mortgages originated by us will be sold as the loans are closed.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses were 1.5% for the year ended October 31, 2004 and 2.0% for the years ended October 31, 2003 and 2002, respectively. The decrease in corporate general and administrative expenses during the year ended October 31, 2004 compared to the same period last year was due to reduced depreciation expense as certain assets are now fully depreciated and reduced consulting services as certain non-recurring projects were completed last year. Increases in corporate general and administrative dollar expenses comparing fiscal 2003 to 2002, are primarily attributed to higher employee incentives due to higher returns on equity and an increase in the number of employees.

INTEREST

Interest expense includes housing, and land and lot interest that is capitalized while the land and homes are developed and expensed with the sold land and homes, as well as other interest. See Note 2 to the Consolidated Financial Statements for detail on interest incurred, expensed, and capitalized.

Interest related to homes sold as a percentage of home revenues amounted to 1.3%, 1.4%, and 2.0% for the years ended October 31, 2004, 2003, and 2002, respectively. These percentage decreases are due to our average debt as a percentage of average inventory decreasing and lower interest rates. These percentage decreases are primarily attributed to a decrease in debt leverage of our Company due to growth in equity from earnings and lower interest rates.

OTHER OPERATIONS

Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, amortization of the consultant's agreement and the right of first refusal agreement from our California acquisition in fiscal 2002, minority interest relating to consolidated joint ventures, corporate-owned life insurance, and certain contributions. Also reported in other operations are expenses associated with exiting our Mid-South market in fiscal 2002, the write-off of an asset of a previous acquisition, as well as the write-off of costs associated with our enterprise-wide operating software.

OFF BALANCE SHEET FINANCING

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2004, we had $225.4 million options in cash and letters of credit to purchase land and lots with a total purchase price of $3.4 billion. Only $12.7 million of the $3.4 billion in land and lot option purchase contracts contained specific performance clauses which require us to purchase the land or lots upon satisfaction of certain requirements by both the sellers and the Company. Additionally, our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third party guarantees.

Pursuant to FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," we consolidated $201.7 million of inventory not owned at October 31, 2004, representing the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we eliminated $18.0 million of its related cash deposits for lot option contracts, which are included in consolidated inventory not owned. Because we are unable to get the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, was reported on the balance sheet as minority interest from inventory not owned totaling $155.1 million. At October 31, 2004, we had cash deposits and letters of credit totaling $27.4 million, representing our current maximum exposure associated with the consolidation of lot option contracts. Creditors of these VIE's, if any, have no recourse against us.

CONTRACTUAL OBLIGATIONS

The following summarizes our aggregate contractual commitments at October 31, 2004:

	Payments Due by Period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long Term Debt(1)	$1,481,340	$74,152	$287,488	$117,762	$1,001,938
Capital Lease Obligations	—	—	—	—	—
Operating Leases	31,344	9,974	13,235	4,954	3,181
Purchase Obligations(2)	11,440	11,440	—	—	—
Other Long Term Liabilities	—	—	—	—	—

Total	$1,524,124	$95,566	$300,723	$122,716	$1,005,119

(1)
Represents our Senior Notes and Other Notes Payable, and related interest payments. Interest on variable rate obligations is based on rates effective as of October 31, 2004.

(2)
Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of approximately $180.6 million and $712.2 million, respectively, at October 31, 2004 related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FIN 45 did not have a material effect on our financial position or results of operations. Our disclosure of guarantees is included in Note 14 to the Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"). The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the affect of the method used on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation. We adopted the disclosure provisions of SFAS No. 148 in our second fiscal quarter ending April 30, 2003. Our disclosure of accounting for stock-based compensation is included in Notes 2 and 13 to the Consolidated Financial Statements.

In January 2003, the FASB issued FIN 46. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 was effective immediately for VIE's created after January 31, 2003. Pursuant to FASB revision to FIN 46 R ("FIN 46-R"), issued in December 2003, our Company was not required to apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of our quarter ended April 30, 2004 for VIE's created before February 1, 2003. In accordance with FIN 46R, we have fully implemented FIN 46 as of April 30, 2004.

Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee, we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet. The fair value of the VIE's inventory will be reported as "Consolidated Inventory Not Owned—Variable Interest Entities".

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

At October 31, 2004, all VIE's we were required to consolidate were as a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these thirty-one VIE's totaling $27.4 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE's was $201.7 million. Because we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $155.1 million, was reported on the balance sheet as "Minority interest from inventory not owned". Creditors of these VIE's have no recourse against our Company.

We will continue to secure land and lots using options. Including the deposits with the thirty-one VIE's above, at October 31, 2004 we have total cash and letters of credit deposits amounting to approximately $225.4 million to purchase land and lots with a total purchase price of $3.4 billion. Not all our deposits are with VIE's. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability because that financial instrument embodies an obligation of the issuer. For the Company, SFAS 150 was effective the beginning of the first interim period beginning after June 15, 2003. The Company currently controls several finite life partnerships which are included in the consolidated accounts of the Company. The application of SFAS 150 as it relates to finite life entities has been deferred indefinitely and therefore the Company has not applied SFAS 150 to the minority interest of these partnerships. Based on the estimated value of the assets owned by the partnerships at October 31, 2004, the Company estimates that the minority interest in these partnerships would be entitled to receive approximately its current carrying value upon the dissolution of the partnership. The adoption of SFAS 150 did not have a material effect on our financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS 123R"), which is a revision to SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in our fiscal fourth quarter of 2005, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro-forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS 123R to be similar to the effect presented in our proforma disclosure related to SFAS 123.

TOTAL TAXES

Total taxes as a percentage of income before taxes amounted to approximately 36.6%, 37.5%, and 39.0% for the years ended October 31, 2004, 2003, and 2002, respectively. The decrease in this percentage from 2003 to 2004 is primarily attributed to lower state taxes. Annually we make an adjustment to the previous year's estimated federal and state income taxes based on actual taxes per our filed income tax returns. This year's net adjustment for 2003 state income taxes was made in the fourth quarter of 2004 and totaled $4.4 million, slightly higher than we have experienced in the past. This adjustment was primarily caused by lower than estimated state income taxes in California and New Jersey. California, a unitary tax state, allows alternative methods of allocating income between states. For the accrual we used the standard allocation method but in preparing the actual return we discovered that an alternative allocation methodology resulted in lower income taxes. In addition, fiscal 2003 was the first year for a major change in New Jersey tax laws. Being the first year to estimate taxes under the new law, we felt that it would be prudent to conservatively estimate our state income taxes. In the fourth quarter of fiscal 2004, we filed our actual New Jersey tax return for 2003 which yielded lower taxes than we accrued in fiscal 2003. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets reflected in the balance sheet are recoverable regardless of future income. See "Notes to Consolidated Financial Statements—Note 10" for an additional explanation of taxes.

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

MERGERS AND ACQUISITIONS

On November 6, 2003 we acquired a Florida homebuilder for cash and 489,236 shares of our Class A Common Stock. This acquisition was accounted for as a purchase, with the results of operations of this entity included in our consolidated financial statements as of the date of acquisition. On November 1, 2002 and December 31, 2002, we acquired two Texas homebuilding companies. On April 9, 2003, we acquired a build-on-your-own lot homebuilder in Ohio, and on August 8, 2003, we acquired a homebuilder in Arizona. Our aggregate net cash purchase price, including payment of third party debt, for fiscal year 2003 acquisitions was approximately $186.4 million. All fiscal 2004 and 2003 acquisitions provide for other payments to be made, generally dependant upon achievement of certain future operating and return objectives.

On January 10, 2002, we acquired a California homebuilder for a total purchase price of $196.5 million, of which $151.6 million was paid in cash and 4,417,476 shares of our Class A Common Stock were issued. At the date of acquisition we also paid off approximately $88.0 million of their third party debt. During the second quarter ended April 30, 2003, we exercised the right to retire at no cost 1,498,718 Class A Common Stock shares that were held by the selling principal under the terms of the acquisition.

SAFE HARBOR STATEMENT

All statements in this Form 10-K that are not historical facts should be considered as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

  •
  Changes in general and local economic and business conditions;

  •
  Weather conditions;

  •
  Changes in market conditions;

  •
  Changes in home prices and sales activity in the markets where the Company builds homes;

  •
  Government regulation, including regulations concerning development of land, the homebuilding process, and the environment;

  •
  Fluctuations in interest rates and the availability of mortgage financing;

  •
  Shortages in and price fluctuations of raw materials and labor;

  •
  The availability and cost of suitable land and improved lots;

  •
  Levels of competition;

  •
  Availability of financing to the Company;

  •
  Utility shortages and outages or rate fluctuations; and

  •
  Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties, and other factors are described in detail in Item 1 and 2 "Business and Properties" in this Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following tables set forth as of October 31, 2004 and 2003, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV"). There have been no significant changes in our market risk from October 31, 2003 to October 31, 2004.

	Long Term Debt as of October 31, 2004 by Year of Debt Maturity
								FMV at 10/31/04
(Dollars in Thousands)	2005	2006	2007	2008	2009	Thereafter	Total

Long Term Debt(1):
Fixed Rate	$26,300	$654	$140,949	$748	$800	$786,438	$955,889	$1,025,829
Average interest rate	7.10%	6.66%	10.48%	6.71%	6.73%	7.37%	7.82%	—
Variable rate	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—

(1)
Does not include bonds collateralized by mortgages receivable.

	Long Term Debt as of October 31, 2003 by Year of Debt Maturity
									FMV at 10/31/03
(Dollars in Thousands)	2004	2005	2006	2007	2008		Thereafter	Total

Long Term Debt(1):
Fixed Rate	$43,869	$81	$88	$140,346	$104		$550,253	$734,741	$798,347
Average interest rate	6.49%	8.38%	8.38%	10.50%	8.38%		8.48%	8.74%	—
Variable rate	—	—	—	—	$115,000		—	$115,000	$115,000
Average interest rate	—	—	—	—		(2)	—	—	—

(1)
Does not include bonds collateralized by mortgages receivable.

(2)
LIBOR plus 2.5%.

In addition, we have reassessed the market risk for our variable rate debt, which is based upon the prime rate or a spread over LIBOR, and we believe that a one percent increase in the prime rate or LIBOR rate would have an approximate $1.2 million increase in interest expense for the twelve months ended October 31, 2004, assuming $115 million of variable rate debt outstanding from November 1, 2003 to October 31, 2004.

Item 8 - Financial Statements and Supplementary Data

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended October 31, 2004, 2003, and 2002, there have not been any changes in, or disagreements with, accountants on accounting and financial disclosure.

Item 9A - Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2004. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B - Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The information called for by Item 10, except as set forth below in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, in connection with the Company's annual meeting of shareholders to be held on March 8, 2005, which will involve the election of directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

Name	Age	Position	Year Started With Company

Kevork S. Hovnanian	81	Chairman of the Board and Director of the Company.	l967
Ara K. Hovnanian	47	Chief Executive Officer, President and Director of the Company.	1979
Paul W. Buchanan	54	Senior Vice President—Corporate Controller.	l981
Kevin C. Hake	45	Senior Vice President, Finance and Treasurer.	2000
Robyn T. Mingle	39	Senior Vice President, Human Resources	2003
Peter S. Reinhart	54	Senior Vice President and General Counsel.	1978
J. Larry Sorsby	49	Executive Vice President, Chief Financial Officer and Director of the Company.	1988

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

Mr. Buchanan has been Senior Vice President—Corporate Controller since May l990. Mr. Buchanan resigned as a Director of the Company on September 13, 2002, a position in which he served since March 1982, for the purpose of reducing the number of non-independent board members.

Mr. Hake was appointed Senior Vice President, Finance and Treasurer in October 2004 after serving as Vice President, Finance and Treasurer from July 2000. Mr. Hake was Director, Real Estate Finance at BankBoston Corporation from 1994 to June 2000.

Ms. Mingle joined the Company in October 2003 as Senior Vice President, Human Resources. Prior to joining the Company, Ms. Mingle was the Vice President, Human Resources at Black and Decker, U. S., Inc. since 1999.

Mr. Reinhart has been Senior Vice President and General Counsel since April 1985. Mr. Reinhart resigned as a Director of the Company on September 13, 2002, a position in which he served since December l98l, for the purpose of reducing the number of non-independent board members.

Mr. Sorsby was appointed Executive Vice President and Chief Financial Officer of the Company in October 2000 after serving as Senior Vice President, Treasurer, and Chief Financial Officer from February 1996 and as Vice President—Finance/Treasurer of the Company since March 1991.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics that applies to Hovnanian's principal executive officer, principal financial officer, controller, and all other associates of the Company, including its directors and other officers. We have posted the text of this Code of Ethics on our website at www.khov.com under "Investor Relations/Corporate Governance". We have also adopted Corporate Governance Guidelines and posted them on our website at www.khov.com under "Investor Relations/Corporate Governance". A printed copy of the Code and Guidelines is also available to the public at no charge by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 10 Highway 35, P.O. Box 500, Red Bank, N.J. 07701 or calling Corporate headquarters at 732-747-7800.

AUDIT COMMITTEE AND COMPENSATION COMMITTEE CHARTERS

We have adopted charters that apply to Hovnanian's Audit Committee and Compensation Committee. We have posted the text of these charters on our website at www.khov.com under "Investor Relations/Corporate Governance". A printed copy of each charter is available to any shareholder who requests it by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 10 Highway 35, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800.

Item 11 - Executive Compensation

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, in connection with our annual meeting of shareholders to be held on March 8, 2005, which will involve the election of directors.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, in connection with our annual meeting of shareholders to be held on March 8, 2005, which will involve the election of directors.

The following table provides information as of October 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (in thousands)

	(a)	(b)	(c)
Equity compensation plans approved by security holders:	7,249	7.47	24,279
Equity compensation plans not approved by security holders:	—	—	—
Total	7,249	7.47	24,279

Item 13 - Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement, with the exception of the information regarding certain relationships, as described below, to be filed pursuant to Regulation 14A, in connection with our annual meeting of shareholders to be held on March 8, 2005, which will involve the election of directors.

At October 31, 2002, we stopped making loans to both Mr. K. Hovnanian and Mr. A. Hovnanian. The weighted average interest rate on Mr. K. Hovnanian and Mr. A. Hovnanian's related party debt was 1.79% for the year ended October 31, 2002. The largest amount of debt outstanding held by Mr. K. Hovnanian for the year ending October 31, 2002 was $22,000. The largest amount of debt outstanding held by Mr. A. Hovnanian for the year ending October 31, 2002 was $1,729,000. The interest rate on six month Treasury bills at October 31, 2002 was 1.55%. As of October 31, 2004, the outstanding loan balances were zero. We provided property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, our Chief Executive Officer, President and a Director, is a general partner, and members of his family and certain officers and directors are limited partners. We no longer provide such services. During the years ended October 31, 2004, 2003, and 2002 we received $0.1 million in fees for such management services. At October 31, 2004 and 2003, no amounts were due us by these partnerships. During the years ended October 31, 2004, 2003, and 2002, we received $37,000, $62,000, and $62,000, respectively, from these partnerships.

Item 14 - Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, in connection with our annual meeting of shareholders to be held on March 8, 2005, which will involve the election of directors.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.

Exhibits:

3(a	)	Certificate of Incorporation of the Registrant.(1)
3(b	)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(5)
3(c	)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(14)
3(d	)	Restated Bylaws of the Registrant.(12)
4(a	)	Specimen Class A Common Stock Certificate.(13)
4(b	)	Specimen Class B Common Stock Certificate. (15)
4(c	)	Indenture dated as of October 2, 2000, relating to 10 1/2% Senior Notes, between the Registrant and First Union National Bank, including form of 10 1/2% Senior Notes due October 1, 2007.(9)
4(d	)	Indenture dated March 26, 2002, relating to 8% Senior Notes, between the Registrant and First Union National Bank, including form of 8% Senior Notes due April 1, 2012.(10)
4(e	)
Indenture dated March 26, 2002, relating to 8.875% Senior Subordinated Notes, between the Registrant and First Union National Bank, including form of 8.875% Senior Subordinated Notes due April 1, 2012.(10)
4(f	)
Indenture dated May 9, 2003, relating to 7 3/4% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 7 3/4% Senior Subordinated Notes due May 15, 2013.(4)
4(g	)
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
4(h	)
Indenture dated as of March 18, 2004, relating to 6 3/8% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 3/8% Senior Notes due 2014.(16)
4(i	)
Indenture dated as of November 30, 2004, relating to 6 1/4% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 1/4% Senior Notes due 2015.

4(j	)
Indenture dated as of November 30, 2004, relating to 6% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6% Senior Notes due 2010.
10(a	)
Third Amendment to First Restated Revolving Credit Agreement dated as of August 3, 2004, among, K. Hovnanian Mortgage, Inc., and K. Hovnanian American Mortgage, LLC., Guaranty Bank, Bank of America NA, J P Morgan Chase Bank, Comerica Bank, National City Bank of Kentucky, U S Bank N A, Colonial Bank NA, and Washington Mutual Bank FA (Warehouse Agreement).(18)
10(b	)
Fourth Amended and Restated Credit Agreement dated as of June 18, 2004, among, K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., PNC Bank NA, Bank of America NA, Wachovia Bank NA, Bank One NA, Key Bank, National Association, and The Royal Bank of Scotland.(18)
10(c	)	Description of Management Bonus Arrangements.(15)
10(d	)	Description of Savings and Investment Retirement Plan.(1)
10(e	)	1999 Stock Incentive Plan (as amended and restated).(17)
10(f	)	1983 Stock Option Plan (as amended and restated March 8, 2002).(3)
10(g	)	Management Agreement dated August 12, 1983 for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
10(h	)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(15)
10(i	)	Description of Deferred Compensation Plan.(15)
10(j	)	Senior Executive Short-Term Incentive Plan (as amended and restated).(8)
12		Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of Independent Auditors.
31(a	)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b	)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a	)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32(b	)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.
(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K filed on November 7, 2003.
(3)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2002 of the Registrant.
(4)	Incorporated by reference to Exhibits to Registration Statement (No. 333-107164-01) on Form S-4 of the Registrant.
(5)	Incorporated by reference to Exhibits to Registration Statement (No. 333-106761) on Form S-3 of the Registrant.
(6)	Incorporated by reference to Exhibits to Registration Statement (No. 333-75939) on Form S-3 of the Registrant.
(7)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 of the Registrant.
(8)	Incorporated by reference to Appendix A of the definitive Proxy Statement of the Registrant on Schedule 14A filed February 10, 2004.
(9)	Incorporated by reference to Exhibits to Registration Statement (No. 333-52836-01) on Form S-4 of the Registrant.
(10)	Incorporated by reference to Exhibits to Registration Statement (No. 333-89976-01) on Form S-4 of the Registrant.

(11)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 of the Registrant.
(12)	Incorporated by reference to Exhibits to Registration Statement (No. 1-08551) on Form 8-A of the Registrant.
(13)	Incorporated by reference to Exhibits to Registration Statement (No. 333-111231) on Form S-3 of the Registrant.
(14)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 of the Registrant.
(15)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 of the Registrant.
(16)	Incorporated by reference to Exhibits to Registration Statement (No. 333-115742) on Form S-4 of the Registrant.
(17)	Incorporated by reference to Appendix B of the definitive Proxy Statement of the Registrant on Schedule 14A filed February 10, 2004.
(18)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2004 of the Registrant.

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

/s/ KEVORK S. HOVNANIAN
Kevork S. Hovnanian	Chairman of The Board and Director	1/13/05
/s/ ARA K. HOVNANIAN
Ara K. Hovnanian	Chief Executive Officer, President and Director	1/13/05
/s/ PAUL W. BUCHANAN
Paul W. Buchanan	Senior Vice President-Corporate Controller	1/13/05
/s/ KEVIN C. HAKE
Kevin C. Hake	Senior Vice President, Finance and Treasurer	1/13/05
/s/ DESMOND P. MCDONALD
Desmond P. McDonald	Chairman of Audit Committee and Director	1/13/05
/s/ PETER S. REINHART
Peter S. Reinhart	Senior Vice President and General Counsel	1/13/05
/s/ J. LARRY SORSBY
J. Larry Sorsby	Executive Vice President, Chief Financial Officer and Director	1/13/05
/s/ STEPHEN D. WEINROTH
Stephen D. Weinroth	Chairman of Compensation Committee and Director	1/13/05

HOVNANIAN ENTERPRISES, INC.
Index to Consolidated Financial Statements

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
Board of Directors of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 17 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill, and in 2003, the Company adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities".

Ernst & Young LLP

New York, New York
December 10, 2004

Hovnanian Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

(In Thousands)	October 31, 2004	October 31, 2003

ASSETS
Homebuilding:
Cash and cash equivalents (Note 5)	$65,013	$121,913

Inventories—At the lower of cost or fair value (Notes 11 and 12):
Sold and unsold homes and lots under development	1,785,706	1,184,907

Land and land options held for future development or sale	436,184	270,502

Consolidated Inventory Not Owned:
Specific performance options	11,926	56,082
Variable interest entities (Note 17)	201,669	100,327
Other options	31,824	48,226

Total Consolidated Inventory Not Owned	245,419	204,635

Total Inventories	2,467,309	1,660,044

Receivables, deposits, and notes (Note 12)	56,753	42,506

Property, plant, and equipment—net (Note 4)	44,137	26,263

Prepaid expenses and other assets (Note 18)	134,456	106,525

Goodwill and indefinite life intangibles (Note 19)	32,658	82,658

Definite life intangibles (Note 19)	125,492	56,978

Total Homebuilding	2,925,818	2,096,887

Financial Services:
Cash and cash equivalents	13,011	6,308
Mortgage loans held for sale (Notes 6 and 7)	209,193	224,052
Other assets	8,245	3,945

Total Financial Services	230,449	234,305

Income Taxes Receivable—Including deferred tax benefits (Note 10)		1,179

Total Assets	$3,156,267	$2,332,371

See notes to consolidated financial statements.

Hovnanian Enterprises, Inc. and Subsidiaries
Consolidated Balance Sheets

(In Thousands)	October 31, 2004	October 31, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
Nonrecourse land mortgages (Note 7)	$25,687	$43,795
Accounts payable and other liabilities	329,621	229,986
Customers' deposits (Note 5)	80,131	58,376
Nonrecourse mortgages secured by operating properties (Note 7)	24,951	710
Liabilities from inventory not owned	68,160	94,780

Total Homebuilding	528,550	427,647

Financial Services:
Accounts payable and other liabilities	6,080	5,917
Mortgage warehouse line of credit (Notes 6 and 7)	188,417	166,711

Total Financial Services	194,497	172,628

Notes Payable:
Revolving and term credit agreements (Note 7)	115,000	115,000
Senior notes (Note 8)	602,737	387,166
Senior subordinated notes (Note 8)	300,000	300,000
Accrued interest (Notes 7 and 8)	15,522	15,675

Total Notes Payable	1,033,259	817,841

Income Taxes Payable (Note 10)	48,999

Total Liabilities	1,805,305	1,418,116

Minority interest from inventory not owned (Note 17)	155,096	90,252

Minority interest from consolidated joint ventures	3,472	4,291

Stockholders' Equity (Notes 13 and 19):
Preferred Stock, $.01 par value—authorized 100,000 shares; none issued
Common Stock, Class A, $.01 par value—authorized 200,000,000 shares; issued 56,797,313 shares in 2004 and 56,036,116 shares in 2003 (including 10,395,656 shares in 2004 and 10,780,436 shares in 2003 held in Treasury)	568	560
Common Stock, Class B, $.01 par value (convertible to Class A at time of sale)—authorized 30,000,000 shares; issued 15,376,972 shares in 2004 and 15,537,016 shares in 2003 (both years include 691,748 shares held in Treasury)	154	155
Paid in Capital	199,643	163,355
Retained Earnings (Note 8)	1,053,863	705,182
Deferred Compensation (Note 13)	(11,784)
Treasury Stock—at cost	(50,050)	(49,540)

Total Stockholders' Equity	1,192,394	819,712

Total Liabilities and Stockholders' Equity	$3,156,267	$2,332,371

See notes to consolidated financial statements.

Hovnanian Enterprises, Inc. and Subsidiaries
Consolidated Statements of Income

	Year Ended
(In Thousands Except Per Share Data)	October 31, 2004	October 31, 2003	October 31, 2002

Revenues:
Homebuilding:
Sale of homes	$4,082,263	$3,129,830	$2,462,095
Land sales and other revenues (Note 12)	17,852	20,742	48,241

Total Homebuilding	4,100,115	3,150,572	2,510,336
Financial services	60,288	51,285	40,770

Total Revenues	4,160,403	3,201,857	2,551,106

Expenses:
Homebuilding:
Cost of sales, excluding interest	3,044,274	2,342,324	1,955,838
Cost of sales interest	54,985	44,069	49,424

Total Cost of Sales	3,099,259	2,386,393	2,005,262
Selling, general and administrative	332,305	253,724	194,903
Inventory impairment loss (Note 11)	6,990	5,150	8,199

Total Homebuilding	3,438,554	2,645,267	2,208,364
Financial services	34,782	28,415	22,543
Corporate general and administrative	63,423	66,008	51,974
Interest (Notes 7 and 8)	20,057	19,589	10,947
Expenses related to extinguishment of debt (Note 8)	9,597	1,619	895
Other operations	15,295	21,061	30,653
Intangible amortization (Note 19)	28,923	8,380

Total Expenses	3,610,631	2,790,339	2,325,376

Income Before Income Taxes	549,772	411,518	225,730

State and Federal Income Taxes:
State (Note 10)	21,595	17,458	8,993
Federal (Note 10)	179,496	136,680	79,041

Total Taxes	201,091	154,138	88,034

Net Income	$348,681	$257,380	$137,696

Per Share Data:
Basic:
Income Per Common Share	$5.63	$4.16	$2.26

Weighted Average Number of Common Shares Outstanding	61,892	61,920	60,810

Assuming Dilution:
Income Per Common Share	$5.35	$3.93	$2.14

Weighted Average Number of Common Shares Outstanding	65,133	65,538	64,310

See notes to consolidated financial statements.

Hovnanian Enterprises, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

	A Common Stock		B Common Stock

(Dollars In Thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Retained Earnings	Deferred Comp	Treasury Stock	Total

Balance, October 31, 2001	40,807,516	$492	14,946,106	$155	$100,634	$310,106	$(127)	$(35,614)	$375,646
Acquisitions	4,805,538	48			48,027		106		48,181
Sale of common stock under employee stock option plan	714,330	8			3,573				3,581
Stock Bonus issuances	127,630	2			391				393
Conversion of Class B to Class A common stock	61,732		(61,732)
Treasury stock purchases	(295,238)							(2,948)	(2,948)
Net Income						137,696			137,696

Balance, October 31, 2002	46,221,508	550	14,884,374	155	152,625	447,802	(21)	(38,562)	562,549
Acquisitions	101,644				3,713		21		3,734
Shares returned in connection with prior year acquisition	(1,498,718)
Sale of common stock under employee stock option plan	810,220	8			7,039				7,047
Stock Bonus issuances	177,158	2			(22)				(20)
Conversion of Class B to Class A common stock	39,106		(39,106)
Treasury stock purchases	(595,238)							(10,978)	(10,978)
Net Income						257,380			257,380

Balance, October 31, 2003	45,255,680	560	14,845,268	155	163,355	705,182		(49,540)	819,712
Acquisitions	489,236				16,311			2,512	18,823
Sale of common stock under employee stock option plan	334,166	4			1,742				1,746
Stock Bonus issuances	212,335	2	54,652	1	503				506
Restricted Stock granted					17,732		(11,867)		5,865
Amortization of Restricted Stock							83		83
Conversion of Class B to Class A common stock	214,696	2	(214,696)	(2)
Treasury stock purchases	(104,456)							(3,022)	(3,022)
Net Income						348,681			348,681

Balance, October 31, 2004	46,401,657	$568	14,685,224	$154	$199,643	$1,053,863	$(11,784)	$(50,050)	$1,192,394

See notes to consolidated financial statements.

Hovnanian Enterprises, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
(In Thousands)	October 31, 2004	October 31, 2003	October 31, 2002

Cash Flows From Operating Activities:
Net Income	$348,681	$257,380	$137,696
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,189	6,714	6,506
Intangible Amortization	28,923	8,380
Loss (gain) on sale and retirement of property and assets	(621)	2,872	12,328
Expenses related to extinguishment of debt	9,597	1,619	895
Deferred income taxes	(21,495)	4,223	(18,307)
Impairment losses	6,990	5,150	8,199
Decrease (increase) in assets:
Mortgage notes receivable	15,049	(130,591)	14,870
Receivables, prepaids and other assets	(34,711)	(9,446)	38,557
Inventories	(709,577)	(367,773)	(31,573)
Increase (decrease) in liabilities:
State and Federal income taxes	72,154	(548)	21,138
Tax effect from exercise of stock options	(481)	(5,631)	(1,335)
Customers' deposits	15,285	18,948	1,006
Interest and other accrued liabilities	35,579	45,831	38,494
Accounts payable	40,289	(29,492)	20,066

Net cash (used in) provided by operating activities	(188,149)	(192,364)	248,540

Cash Flows From Investing Activities:
Net proceeds from sale of property and assets	1,881	3,123	627
Purchase of property, equipment, and other fixed assets and acquisitions of homebuilding companies	(104,796)	(198,095)	(144,485)
Net return of capital from unconsolidated affiliates	(17,778)	(2,783)	(15,828)

Net cash (used in) investing activities	(120,693)	(197,755)	(159,686)

Cash Flows From Financing Activities:
Proceeds from mortgages and notes	3,871,659	1,940,718	1,895,429
Proceeds from senior debt	365,000		99,152
Proceeds from senior subordinated debt		150,000	150,000
Principal payments on mortgages and notes	(3,826,348)	(1,830,756)	(1,880,873)
Principal payments on subordinated debt	(156,844)	(11,369)	(99,747)
Purchase of treasury stock	(3,022)	(10,978)	(2,948)
Proceeds from sale of stock and employee stock plan	8,200	10,735	3,974

Net cash provided by financing activities	258,645	248,350	164,987

Net Increase (Decrease) In Cash	(50,197)	(141,769)	253,841
Cash and Cash Equivalents Balance, Beginning Of Year	128,221	269,990	16,149

Cash and Cash Equivalents Balance, End Of Year	$78,024	$128,221	$269,990

Supplemental Disclosures Of Cash Flows:
Cash paid during the period for:
Interest, net of capitalized interest	$78,166	$59,367	$64,141

Income Taxes	$150,260	$152,532	$85,203

Supplemental disclosures of noncash operating activities:
Consolidated Inventory Not Owned:
Specific performance options	$11,440	$52,996	$58,494
Variable interest entities	183,653	87,312
Other options	29,309	44,764	39,489

Total Inventory Not Owned	$224,402	$185,072	$97,983

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
 For the Years Ended October 31, 2004, 2003, and 2002

1.    Basis of Presentation and Segment Information

Basis of Presentation—The accompanying Consolidated Financial Statements include our accounts and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

Segment Information—Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures About Segments of an Enterprise and Related Information" establishes standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. Our financial reporting segments consist of homebuilding, financial services, and corporate. Our homebuilding operations comprise the most substantial part of our business, with approximately 98% of consolidated revenues in the years ended October 31, 2004, 2003, and 2002 contributed by the homebuilding operations. We are a Delaware corporation, currently building and selling homes in more than 275 new home communities in New Jersey, Pennsylvania, New York, Ohio, Virginia, West Virginia, Maryland, North Carolina, South Carolina, Florida, Texas, Arizona, and California. We have also begun planning for new communities in Minnesota and Delaware. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. Our financial services operations provide mortgage banking and title services to the homebuilding operations' customers. We do not retain or service the mortgages that we originate but rather, sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality and safety. Assets, liabilities, revenues and expenses of our reportable segments are separately included in the Consolidated Balance Sheets and Consolidated Statements of Income.

2.    Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements.

Business Combinations—When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141"). Under SFAS No. 141 (for acquisitions subsequent to June 30, 2001) and Accounting Principles Board ("APB") Opinion 16 (for acquisitions prior to June 30, 2001), we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

Income Recognition from Home and Land Sales—Income from home and land sales are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

Income Recognition from Mortgage Loans—Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs—Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal contract passes to the buyer and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are deferred and recorded as either (a) an adjustment to the related mortgage loans upon the closing of a loan or (b) recognized as a deferred asset or deferred revenue while the loan is in process. These fees and costs include loan origination fees, loan discount, and salaries and wages. Such deferred fees and costs relating to the closed loans are recognized over the life of the loans as an adjustment of yield or taken into operations under sale of the loan to a permanent investor.

Cash and Cash Equivalents—Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury bills and government money market funds with original maturities of 90 days or less when purchased. The Company's cash balances are held primarily at one financial institution and may, at times, exceed insurable amounts. The Company believes it mitigates its risk by investing in or through a major financial institution.

Fair Value of Financial Instruments—The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash equivalents, receivables, customer deposits and notes, accounts payable and other liabilities, mortgages and notes receivable, mortgages and notes payable, our revolving credit agreement, our term loan, and the senior and senior subordinated notes payable. The fair value of both the Senior Notes and Senior Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the Senior Notes and Senior Subordinated Notes is estimated at $645.9 million and $329.3 million, respectively, as of October 31, 2004. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Inventories—Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted future cash flows generated from expected revenue, cost to complete including interest, and selling costs.

Insurance Deductible Reserves—Our deductible is $150,000 per occurrence for worker's compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated future losses during 2004 and 2003. For fiscal 2005, our deductible increases to $5 million per occurrence for general liability insurance and $500,000 per occurrence for worker's compensation insurance.

Interest—Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales interest as the related inventories are sold. Costs related to properties not under development are charged to interest expense separately in the Consolidated Statements of Income.

Interest costs incurred, expensed and capitalized were:

	Year Ended
(Dollars in Thousands)	October 31, 2004	October 31, 2003	October 31, 2002

Interest capitalized at beginning of year	$24,833	$22,159	$25,124
Plus interest incurred (1)	87,674	66,332	57,406
Less cost of sales interest expensed(2)	54,985	44,069	49,424
Less other interest expensed	20,057	19,589	10,947

Interest capitalized at end of year	$37,465	$24,833	$22,159

(1)
Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)
Represents interest on borrowings for construction, land and development costs which are charged to interest expense when homes are delivered or when land is not under active development.

Land Options—Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of Accounting Research Bulletin No. 51 ("FIN 46"), SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Consolidated Balance Sheets specific performance options, options with variable interest entities, and other options under Consolidated inventory not owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

Intangible Assets—The intangible assets recorded on our balance sheet are goodwill, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from our acquisitions. We no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2004 and 2003, and determined that no impairment of intangibles existed. We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years. The weighted average amortization period remaining for definite life intangibles was 2.5 years as of October 31, 2004.

In May 2004, we made a decision to change our fiscal 2002 California acquisition brand name to K. Hovnanian Homes. This resulted in a reclassification of $50 million from goodwill and indefinite life intangibles to definite life intangibles reported on our October 31, 2004 Consolidated Balance Sheet. We are amortizing the definite life intangible as the homes in the communities still using the old California acquisition brand name are delivered to customers and the revenue on the sale of these homes is recognized. Using this methodology, we expect this intangible to be substantially written off by our fourth quarter of 2008.

As of October 31, 2004, the gross amount of definite life intangibles and related accumulated amortization was $162.8 million and $37.3 million, respectively. The expected amortization expense for these definite life intangibles in future years follow:

Year Ending October 31,	(Dollars in Thousands)

2005	$46,215
2006	30,324
2007	19,217
2008	12,231
2009	10,654
After 2009	6,851

$125,492

Finance Subsidiary Net Worth—In accordance with Statement of Position 01-6 ("SOP 01-6") of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, we are required to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which it conducts business. At October 31, 2004 and 2003, our mortgage subsidiary's net worth was $36.0 million and $61.5 million, respectively, which exceeded all our regulatory agencies net worth requirements.

Deferred Bond Issuance Costs—Costs associated with the issuance of our Senior and Senior Subordinated Notes are capitalized and amortized over the associated term of each note issuance into Other operations on the Consolidated Statements of Income.

Debt Issued At a Discount—Debt issued at a discount to the face amount is credited back up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of Interest on the Consolidated Statements of Income.

Post Development Completion Costs—In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets.

Warranty Costs—Based upon historical experience, we accrue warranty costs as part of cost of sales for estimated repair costs over $1,000 to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs under our $150,000 per occurrence general liability insurance deductible as part of Selling, general and administrative costs. See Note 14 for further detail on warranty costs.

Advertising Costs—Advertising costs are treated as period costs and expensed as incurred. During the years ended October 31, 2004, 2003, and 2002, advertising costs expensed amounted to $40.5 million, $30.8 million, and $23.4 million, respectively.

Deferred Income Tax—Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes.

Common Stock—Each share of Class A Common Stock entitles its holder to one vote per share and each share of Class B Common Stock entitles its holder to ten votes per share. The amount of any regular cash dividend payable on a share of Class A Common Stock will be an amount equal to 110% of the corresponding regular cash dividend payable on a share of Class B Common Stock. If a shareholder desires to sell shares of Class B Common Stock, such stock must be converted into shares of Class A Common Stock.

In March 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend of Class A and Class B Common Stock payable to stockholders of record on March 19, 2004. The additional shares were distributed on March 26, 2004. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net affect on total stockholders' equity as a result of the stock split.

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2004, 1.9 million shares have been purchased under this program, of which 0.1 million and 0.6 million were repurchased during the twelve months ended October 31, 2004 and 2003, respectively. In addition, during the twelve months ended October 31, 2003, we retired at no cost 1.5 million shares that were held by a seller of a previous acquisition.

Depreciation—Property, plant and equipment are depreciated using the straight-line method over the estimated useful life of the assets.

Prepaid Expenses—Prepaid expenses which relate to specific housing communities (model setup, architectural fees, homeowner warranty program fees, etc.) are amortized to costs of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

Stock Options—SFAS No. 123 "Accounting for Stock-Based Compensation", ("SFAS 123") establishes a fair value-based method of accounting for stock-based compensation plans, including stock options and non-vesting stock. Registrants may elect to continue accounting for stock option plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), but are required to provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant (see Note 13). However, for non-vested stock, compensation expense equal to the market price of the stock on the grant date is recognized ratably over the vesting period.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements.

For purposes of pro forma disclosures, the estimated fair value of the options using Black-Scholes is amortized to expense over the options' vesting period. Our pro forma information follows (dollars in thousands except for earnings per share information):

	Year Ended
	October 31, 2004	October 31, 2003	October 31, 2002

Net income to common shareholders; as reported	$348,681	$257,380	$137,696
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of minority interest	4,477	2,075	560

Pro forma net income	$344,204	$255,305	$137,136

Pro forma basic earnings per share	$5.56	$4.12	$2.26

Basic earnings per share as reported	$5.63	$4.16	$2.26

Pro forma diluted earnings per share	$5.28	$3.90	$2.13

Diluted earnings per share as reported	$5.35	$3.93	$2.14

Pro forma information regarding net income and earnings per share is calculated as if we had accounted for our stock-based compensation under the fair value method of SFAS No. 123. The fair value for those options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002: risk-free interest rate of 4.2%, 4.3%, and 4.3%, respectively; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.48, 0.43, and 0.43, respectively; and a weighted-average expected life of the option of 5.0, 5.1, and 5.5 years, respectively.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in our fiscal fourth quarter of 2005, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. We expect the effect of adopting SFAS 123R to be similar to the effect represented in our proforma disclosure related to SFAS 123.

Per Share Calculations—Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock shares and non-vested common stock of approximately 3.2 million, 3.6 million, and 3.5 million for the years ended October 31, 2004, 2003, and 2002, respectively.

Computer Software Development—We capitalize certain costs incurred in connection with developing or obtaining software for internal use. Upon entering the application and development phase, the capitalized costs are amortized over the systems estimated useful life. For the year ended October 31, 2002, we recorded amortization expense of the SAP system in the amount of approximately $2.0 million based on an estimated useful life of 10 years. We also wrote off the majority of the capitalized costs associated with the development and implementation of the SAP systems during the year ended October 31, 2002, totaling $12.4 million pretax included in other operations in the accompanying Consolidated Statements of Income, or $7.6 million after taxes equal to $0.12 per fully diluted share. Such costs were written off as a result of the decision to not use the SAP software after October 31, 2003. Certain costs in the amount of $2.0 million related to active communities using the SAP software were not written off in 2002, but were amortized over the life of these communities. As of October 31, 2003, all costs associated with the SAP software had been expensed.

Accounting for Derivative Instruments and Hedging Activities—In April 2003, the Financial Accounting Standards Board issued (SFAS) No. 149, "Amendment of Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability because that financial instrument embodies an obligation of the issuer. For the Company, SFAS 150 was effective the beginning of the first interim period beginning after June 15, 2003. The Company currently controls several finite life partnerships which are included in the consolidated accounts of the Company. The application of SFAS 150 as it relates to finite life entities has been deferred indefinitely and therefore the Company has not applied SFAS 150 to the minority interest of these partnerships. Based on the estimated value of the assets owned by the partnerships at October 31, 2004, the Company estimates that the minority interest in these partnerships would be entitled to receive approximately its current carrying value upon the dissolution of the partnership. The adoption of SFAS 150 did not have a material effect on our financial position or results of operations.

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

Reclassifications—Certain amounts in the 2003 and 2002 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

3.    Leases

We lease certain property under non-cancelable leases. Office leases are generally for terms of three to five years and generally provide renewal options. Model home leases are generally for shorter terms approximately one to three years with renewal options on a month-to-month basis. In most cases, we expect that in the normal course of business, leases that will expire will be renewed or replaced by other leases. The future lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Years Ending October 31,	(Dollars in Thousands)

2005	$9,974
2006	7,365
2007	5,870
2008	3,386
2009	1,568
After 2009	3,181

$31,344

4.    Property

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day to day business and are recorded at cost less accumulated depreciation. Homebuilding accumulated depreciation related to these assets at October 31, 2004 and October 31, 2003 amounted to $27.8 million and $23.9 million, respectively. In addition we have two senior citizen residential rental communities included in prepaid and other assets on the accompanying Consolidated Balance Sheets. Accumulated depreciation on senior residential rental properties at October 31, 2004 and October 31, 2003 amounted to $3.9 million and $3.5 million, respectively.

5.    Deposits

We hold escrow cash, included in cash and cash equivalents on the Consolidated Balance Sheets, amounting to $17.1 million and $8.0 million at October 31, 2004 and October 31, 2003, respectively, which primarily represents customers' deposits which are restricted from use by us. We are able to release other escrow cash by pledging letters of credit and surety bonds. Escrow cash accounts are substantially invested in short-term certificates of deposit, time deposits, or money market accounts. The remaining deposits are not restricted from use by us.

6.    Mortgage Loans Held for Sale

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released. At October 31, 2004 and 2003, respectively, $209.2 million and $223.9 million of such mortgages were pledged against our mortgage warehouse line (see Note 7). We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 2004 or 2003.

7.    Mortgages and Notes Payable

The construction loans for our new Corporate Headquarters are secured by the real property and any improvements. The carrying value of these assets are $17.4 million at October 31, 2004. These loans have installment obligations with annual principal maturities in the following years ending October 31, of approximately $0.6 million in 2005, $0.7 million in 2006, 2007, and 2008, $0.8 million in 2009, and $21.4 million after 2009. The interest rate on these obligations are 5.67% and 8.82%.

Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of banks provides a revolving credit line of $900 million through July 2008. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.0 billion subject to the availability of additional commitments. Interest is payable monthly at various rates of either the prime rate or a spread over LIBOR ranging from 1.10% to 2.00% per annum, depending on our consolidated Leverage Ratio, as defined in the Agreement. In addition, we pay a fee ranging from 0.20% to 0.40% per annum, depending on our consolidated Leverage Ratio and the weighted average unused portion of the revolving credit line. Each of our significant subsidiaries, except for our title insurance and mortgage subsidiaries and joint ventures, is a guarantor under the Agreement. As of October 31, 2004 and October 31, 2003, the outstanding balances under the Agreement were $115.0 million and zero, respectively.

Average interest rates and average balances outstanding under the Agreement are as follows:

	Year Ended
(Dollars in Thousands)	October 31, 2004	October 31, 2003	October 31, 2002

Average monthly outstanding borrowings	$114,846	$2,485	$10,717
Average interest rate during period	4.3%	4.5%	4.4%
Average interest rate at end of period(1)	3.6%	2.8%	3.6%
Maximum outstanding at any month end	$335,650	$29,800	$36,425

(1)
Average interest rate at the end of the period excludes any charges on unused loan balances.

On January 22, 2002, we issued a $165 million five year Term Loan. The Term Loan was scheduled to mature January 22, 2007, and bore interest at either the prime rate plus 1.25% or LIBOR plus 2.5%. The proceeds from the issuance of the Term Loan were primarily used to partially fund our California acquisition on January 10, 2002. Each of our significant subsidiaries, except for our title insurance and mortgage subsidiaries and joint ventures, is a guarantor under the Term Loan. As of October 31, 2003, borrowings under the Term Loan were $115 million. On March 18, 2004, we paid off this Term Loan as discussed further in Note 8.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing, provides up to $250 million through July 2005. Interest is payable monthly at the Eurodollar Rate plus 1.25%. The loan is repaid when the underlying mortgage loans are sold to permanent investors by us. As of October 31, 2004 and October 31, 2003, borrowings under the agreement were $188.4 million and $166.7 million, respectively.

8.    Senior and Senior Subordinated Notes

Senior Notes and Senior Subordinated Notes balances as of October 31, 2004 and 2003 were as follows:

(In Thousands)	October 31, 2004	October 31, 2003

Senior Notes:
10 1/2% Senior Notes due October 1, 2007 (net of discount)	$138,428	$137,922
9 1/8% Senior Notes due May 1, 2009	—	150,000
8% Senior Notes due April 1, 2012 (net of discount)	99,309	99,244
6 1/2% Senior Notes due January 15, 2014	215,000	—
6 3/8% Senior Notes due December 15, 2014	150,000	—

Total Senior Notes	$602,737	$387,166

Senior Subordinated Notes:
8 7/8% Senior Subordinated Notes due April 1, 2012	$150,000	$150,000
7 3/4% Senior Subordinated Notes due May 15, 2013	150,000	150,000

Total Senior Subordinated Notes	$300,000	$300,000

On June 7, 1993, we issued $100 million principal amount of 9 3/4% Subordinated Notes due June 1, 2005. In April 2001, we retired $0.3 million of these notes. Interest is payable semi-annually. The notes were redeemable in whole or in part at our option, initially at 104.875% of their principal amount on or after June 1, 1999 and reducing to 100% of their principal amount on or after June 1, 2002. On April 29, 2002, we used a portion of the proceeds from our March 2002 debt issuance (see below) to redeem the remainder of these notes. We recorded $0.9 million of expenses associated with the early extinguishment of this debt in "Expenses Related to Extinguishment of Debt" on the Consolidated Statement of Income in 2002.

On May 4, 1999, we issued $150 million principal amount of 9 1/8% Senior Notes due May 1, 2009. Interest was payable semi-annually. The notes were redeemed on May 3, 2004 as discussed further below.

On October 2, 2000, we issued $150 million principal amount of 10 1/2% Senior Notes due October 1, 2007. During the year ended October 31, 2003, we paid down $9.8 million of these notes. We recorded $1.6 million of expenses associated with the early extinguishment of the debt in "Expenses Related to Extinguishment of Debt" on the

Consolidated Statement of Income in 2003. The 10 1/2% Senior Notes were issued at a discount to yield 11% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. Interest is payable semi-annually. The notes are redeemable in whole or in part, at any time, at our option at 100% of their principal amount upon payment of a make-whole price.

On March 26, 2002, we issued $100 million 8% Senior Notes due 2012 and $150 million 8 7/8% Senior Subordinated Notes due 2012. The 8% Senior Notes were issued at a discount to yield 8.125% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. Interest on both notes is paid semi-annually. The notes are redeemable in whole or in part, at any time on or after April 1, 2007, at our option at redemption prices expressed as percentages of principal amount that decline to 100% on April 1, 2010. The proceeds were used to redeem the remaining 9 3/4% Subordinated Notes (see above), repay a portion of our Term Loan Facility (see Note 7), repay the current outstanding indebtedness under our Revolving Credit Agreement, and the remainder for general corporate purposes.

On May 9, 2003, we issued $150 million 7 3/4% Senior Subordinated Notes due 2013. The notes are redeemable in whole or in part, at any time on or after May 15, 2008, at redemption prices expressed as percentages of principal amount that decline to 100% on May 15, 2011. The net proceeds of the note offering were used to repay the current outstanding indebtedness under the Revolving Credit Agreement and the remainder for general corporate purposes.

On November 3, 2003, we issued $215 million 6 1/2% Senior Notes due 2014. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used for general corporate purposes.

On March 18, 2004, we issued $150 million 6 3/8% Senior Notes due 2014. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used to redeem all of our $150 million outstanding 9 1/8% Senior Notes due 2009, which occurred on May 3, 2004 and for general corporate purposes. Also on March 18, 2004, we paid off our $115 million Term Loan with available cash. The redemption of the Senior Notes and the payoff of the Term Loan resulted in expenses due to the early extinguishment of debt of $8.7 million and $0.9 million, respectively, before taxes, which have been reported as "Expenses Related to Extinguishment of Debt" on our Consolidated Statements of Income.

As a subsequent event to our October 31, 2004 Consolidated Balance Sheet, on November 30, 2004, we issued $200 million 6 1/4% Senior Notes due 2015 and $100 million 6% Senior Subordinated Notes due 2010. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used to repay the outstanding balance on our Revolving Credit Facility and for general corporate purposes.

The indentures relating to the Senior and Subordinated Notes and the Revolving Credit Agreement contain a Company guarantee (see Note 21) and restrictions on the payment of cash dividends. At October 31, 2004, $573.7 million of retained earnings were free of such restrictions.

At October 31, 2004, we had total issued and outstanding $905.2 million ($902.7 million, net of discount) Senior and Senior Subordinated Notes. These notes plus the $200.0 million Senior Notes and $100.0 million Senior Subordinated Notes issued November 30, 2004 have annual principal maturities in the following years ending October 31, of $140.2 million in 2007 and $1,065.0 million after 2008.

Notes to Consolidated Financial Statements
 For the Years Ended October 31, 2004, 2003, and 2002

9.    Retirement Plan

In December 1982, we established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $9.2 million, $7.5 million, and $6.6 million for the years ended October 31, 2004, 2003, and 2002, respectively. The year over year increases are the result of increased number of participants from acquisitions and increased profit sharing contributions resulting from higher Company returns on equity.

10.    Income Taxes

Income Taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended
(Dollars In Thousands)	October 31, 2004	October 31, 2003

State income taxes:
Current	$13,420	$8,455
Deferred	(11,077)	(9,009)
Federal income taxes:
Current	88,775	19,999
Deferred	(42,119)	(20,624)

Total	$48,999	$(1,179)

The provision for income taxes is composed of the following charges (benefits):

	Year Ended
(Dollars In Thousands)	October 31, 2004	October 31, 2003	October 31, 2002

Current income tax expense:
Federal	$200,857	$130,536	$97,347
State(1)	23,625	19,379	13,808

	224,482	149,915	111,155

Deferred income tax (benefit) expense:
Federal	(21,361)	6,144	(18,307)
State	(2,030)	(1,921)	(4,814)

	(23,391)	4,223	(23,121)

Total	$201,091	$154,138	$88,034

(1)
The current state income tax expense is net of the use of state loss carryforwards amounting to $32 million, $13.5 million, and $45.8 million for the years ended October 31, 2004, 2003, and 2002, respectively.

The deferred tax liabilities or assets have been recognized in the Consolidated Balance Sheets due to temporary differences as follows:

	Year Ended
(Dollars In Thousands)	October 31, 2004	October 31, 2003

Deferred tax assets:
Association subsidy reserves	$570	$231
Inventory impairment loss	1,236	700
Uniform capitalization of overhead	14,683	5,980
Warranty, general liability and worker's compensation reserves	8,874	7,989
Deferred Income	6,615
Acquisition intangibles	17,008	8,806
Restricted stock bonus	7,122	8,790
Provision for losses and reserves	22,829	8,952
State net operating loss carryforwards	37,438	24,816
Other	10,131	9,433

Total	126,506	75,697
Valuation allowance	(37,438)	(24,816)

Total deferred tax assets	89,068	50,881

Deferred tax liabilities:
Rebates and Discounts	23,745	13,437
Installment sales	1,897
Accelerated depreciation	3,620	2,816
Acquisition intangibles	5,550	4,735
Other	1,060	260

Total deferred tax liabilities	35,872	21,248

Net deferred tax assets	$53,196	$29,633

The effective tax rates varied from the expected rate. The sources of these differences were as follows:

	Year Ended
	October 31, 2004	October 31, 2003	October 31, 2002

Computed "expected" tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	2.4	2.7	2.6
Permanent differences	(0.4)	—	1.4
Low income housing tax credit	(0.2)	(0.3)	(0.6)
Other	(0.2)	0.1	0.6

Effective tax rate	36.6%	37.5%	39.0%

We have state net operating loss carryforwards of $458.7 million due to expire between the years October 31, 2005 and October 31, 2024.

The company is currently under audit by the Internal Revenue Service for the year ended October 31, 2002.

11.    Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. During the year ended October 31, 2004, we wrote-down a community $1.2 million in our Northeast Region, $0.1 million in our Southeast Region, and $0.3 million in our Southwest Region. The write-down in the Northeast Region was attributed to a section of a community that was built in accordance with a low income housing clause. In preparation for selling this property, an outside appraisal was prepared resulting in a reduction in inventory carrying amount to fair value. The write-down in our Southeast Region and Southwest Region was attributed to property that was acquired as part of our acquisition in these Regions. A decision was made to liquidate these two properties resulting in lower sales prices.

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

The total aggregate impairment losses, which are presented in the Consolidated Statements of Income and deducted from inventory held for future development or sale were $1.6 million, $0.7 million, and $4.2 million for the years ended October 31, 2004, 2003, and 2002, respectively.

On the Consolidated Statements of Income the line entitled "Homebuilding—Inventory impairment loss" also includes write-offs of options, and approval, engineering, and capitalized interest costs. During the years ended October 31, 2004, 2003, and 2002 write-offs amounted to $5.4 million, $4.5 million, and $4.0 million, respectively. During the years ended October 31, 2004, 2003, and 2002 we redesigned communities, abandoning certain engineering costs, and we did not exercise options in various locations because the communities pro forma profitability did not produce adequate returns on investment commensurate with the risk. Those communities were located in our Northeast Region, Southeast Region, West Region, and Poland.

12.    Transactions with Related Parties

Prior to fiscal 2003, our Board of Directors had adopted a general policy providing that it would not make loans to our officers or directors or their relatives at an interest rate less than the interest rate at the date of the loan on six month U.S. Treasury Bills, that the aggregate of such loans will not exceed $3 million at any one time, and that such loans will be made only with the approval of the members of our Board of Directors who have no interest in the transaction. In 2003, in accordance with Sarbanes Oxley, we now prohibit any related party loans. At October 31, 2004 and 2003 related party receivables from officers and directors amounted to zero. Interest income from these loans for the years ended October 31, 2004 and 2003, amounted to zero, and in 2002 amounted to $18,000, respectively.

We provided property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, our Chief Executive Officer, President and a Director, is a general partner, and members of his family and certain officers and directors are limited partners. We no longer provide such services. During the years ended October 31, 2004, 2003, and 2002 we received $0.1 million in fees for such management services. At October 31, 2004 and 2003, no amounts were due us by these partnerships.

During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $33.4 million from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer. As of October 31, 2004, we have an option deposit of $3.0 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $30.4 million in accordance with FIN 46 under "Consolidated Inventory Not Owned" in the Consolidated Balance Sheets (see Note 17). Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer, totaling $26.9 million. As of October 31, 2004 and 2003, land aggregating $22.1 million and $18.4 million, respectively, has been purchased. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land in Maryland for approximately $3.0 million from a group that consists of relatives of Geaton Decesaris, Jr., a member of our Board of Directors. We had posted a deposit of $100,000 and purchased the property when final approvals were in place. The property was purchased in November 2001 and there are 41 of an original 147 lots remaining in inventory as of October 31, 2004. Geaton Decesaris, Jr. has no financial interest in the relative's ownership and sale of land to the Company.

13.    Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Certain Southeast Region associates were granted and held options to purchase the stock from the acquired company prior to the January 23, 2001 acquisition. These options vest in three installments: 25% on the first and second anniversary, and 50% on the third anniversary of the date of the grant. In connection with the acquisition the options were exchanged for options to purchase the Company's Class A Common Stock. All options expire ten years after the date of the grant. During the year ended October 31, 2004 each of the five outside directors of the Company were granted options to purchase 15,000 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key employees, except the outside directors' options vest evenly over three years. Stock option transactions are summarized as follows:

	October 31, 2004	Weighted Average Fair Value(1) And Exercise Price	October 31, 2003	Weighted Average Fair Value(1) And Exercise Price	October 31, 2002	Weighted Average Fair Value(1) And Exercise Price

Options outstanding at beginning of period	4,913,582	$7.33	4,954,324	$4.84	4,561,314	$3.76
Granted	1,215,625	$39.73	991,000	$16.53	1,167,340	$7.51
Exercised	334,166	$4.26	1,027,992	$4.76	714,330	$3.14
Forfeited	20,500	$9.47	3,750	$3.75	60,000	$3.86

Options outstanding at end of period	5,774,541	$13.98	4,913,582	$7.33	4,954,324	$4.84

Options exercisable at end of period	1,758,165		1,645,998		3,179,026
Price range of options outstanding	$1.33–$44.13		$1.33–$31.50		$1.33–$17.38
Weighted-average remaining contractual life	6.5 years		6.4 years		6.0 years

(1)
Fair value of options at grant date approximate exercise price.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Price

$1.33–$5.00	2,052,750	$3.07
$5.00–$10.00	1,224,500	$5.98
$10.01–$15.00	230,666	$12.21
$15.01–$20.00	995,000	$16.22
$20.01–$25.00	—	—
$25.01–$30.00	6,000	$25.31
$30.01–$44.13	1,265,625	$37.92

	5,774,541	$13.98

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Price

$1.33–$5.00	1,557,665	$2.96
$5.00–$10.00	171,750	$6.17
$10.01–$15.00	—	—
$15.01–$20.00	28,750	$15.95
$20.01–$25.00	—	—
$25.01–$30.00	—	—
$30.01–$44.13	—	—

	1,758,165	$3.48

During the year ended October 31, 1999, we modified our bonus plan for certain associates. A portion of their bonus is paid by issuing a deferred right to receive our Class A Common Stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or over 58 years of age vest immediately. During the years ended October 31, 2004 and 2003, we issued 209,975 and 177,158 shares under the plan. During the years ended October 31, 2004 and 2003, 23,122 and 20,068 shares were forfeited under this plan, respectively. For the years ended October 31, 2004, 2003, and 2002, approximately 436,435, 411,273, and 555,000 rights were awarded in lieu of $15.8 million, $9.8 million, and $7.2 million of bonus payments, respectively. The deferred portion of these rights are recorded as deferred compensation in stockholders' equity. For the years ended October 31, 2004, 2003 and 2002, total compensation cost recognized in the income statement for stock based employee compensation awards was $5.9 million, $9.8 million and $7.2 million, respectively.

14.    Warranty Costs

Over the past several years, general liability insurance for homebuilding companies and their suppliers and subcontractors has become very difficult to obtain. The availability of general liability insurance has been limited due to a decreased number of insurance companies willing to write for the industry. In addition, those few insurers willing to write liability insurance have significantly increased the premium costs. We have been able to obtain general liability insurance but at higher premium costs with higher deductibles. We have been advised that a significant number of our subcontractors and suppliers have also had difficulty obtaining insurance that also provides us coverage. As a result, we have introduced an owner controlled insurance program for certain of our subcontractors, whereby the subcontractors pay us an insurance premium based on the value of their services, and we absorb the liability associated with their work on our homes. All such insurance premiums paid by our subcontractors are included in our reserves.

We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs at the time each home is closed and title and possession have been transferred to the homebuyer as part of cost of sales. In addition, we accrue for warranty costs under our $150,000 per occurrence general liability insurance deductible and for our recently introduced owner controlled insurance program that we offer to certain subcontractors as part of selling, general and administrative costs. Warranty accruals are based upon historical experience. Charges in the warranty accrual and general liability accrual for the years ended October 31, 2004 and 2003 are as follows:

	Year Ended
	October 31, 2004	October 31, 2003

	(Dollars In Thousands)
Balance, beginning of year	$39,532	$22,392
Company acquisitions during year		2,524
Additions during year	43,835	24,336
Charges incurred during year	(18,445)	(9,720)

Balance, end of year	$64,922	$39,532

15.    Commitments and Contingent Liabilities

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on us.

16.    Performance Letters of Credit

As of October 31, 2004 and 2003, respectively, we are obligated under various performance letters of credit amounting to $180.6 million and $130.3 million. (See Note 5).

17.    Variable Interest Entities

In January 2003, the FASB issued FIN 46. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 was effective immediately for VIE's created after January 31, 2003. Pursuant to FASB revision to FIN 46 ("FIN 46-R"), issued in December 2003, our Company was not required to apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of our quarter ended April 30, 2004 for VIE's created before February 1, 2003. In accordance with FIN 46R, we have fully implemented FIN 46 as of April 30, 2004.

Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee, we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet. The fair value of the VIE's inventory will be reported as "Consolidated Inventory Not Owned—Variable Interest Entities".

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

At October 31, 2004, all VIE's we were required to consolidate were as a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these thirty-one VIE's totaling $27.4 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE's was $201.7 million. Because we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $155.1 million, was reported on the balance sheet as "Minority interest from inventory not owned". Creditors of these VIE's have no recourse against our Company.

We will continue to secure land and lots using options. Including the deposits with the thirty-one VIE's above, at October 31, 2004, we have total cash and letters of credit deposits amounting to approximately $225.4 million to purchase land and lots with a total purchase price of $3.4 billion. Not all our deposits are with VIE's. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

18.    Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture's members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(In Thousands)	October 31, 2004	October 31, 2003

Assets:
Cash	$30,519	$5,225
Inventories	176,360	56,017
Other assets	5,477	619

Total assets	$212,356	$61,861

Liabilities and Equity:
Accounts payable and accrued liabilities	$39,065	$5,149
Notes payable	82,742	25,612
Equity	90,549	31,100

Total liabilities and equity	$212,356	$61,861

Our share of equity related to these joint ventures, included in prepaids and other assets in our Consolidated Balance Sheets, was approximately $40.8 million and $23.1 million at October 31, 2004 and 2003, respectively. Additionally, as of October 31, 2004 and 2003, we had advances outstanding of approximately $12.7 and $1.7 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above.

	For the Year Ended October 31,
	2004	2003	2002

Revenues	$46,639	$9,608	$8,383
Cost of sales and expenses	(40,862)	(10,035)	(11,006)

Net income (loss)	$5,777	$(427)	$(2,623)

Income (loss) from unconsolidated joint ventures are included in other revenue in the accompanying Consolidated Financial Statements and reflects our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture's total assets, and such financing is obtained on a non-recourse basis, with guarantees from us limited only to completion of development and environmental indemnification. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities. (See Note 17)

19.    Acquisitions

On January 10, 2002, we acquired a California homebuilder for a total purchase price of $196.5 million, of which $151.6 million was paid in cash and 4,417,476 shares of Class A Common Stock were issued. At the date of acquisition we also paid off approximately $88.0 million of their third party debt. During the second quarter ended April 30, 2003, we exercised the right to retire at no cost 1,498,718 Class A Common Stock shares that were held by the selling principal under the terms of the acquisition. The total purchase price amounted to $90.4 million over book value, of which $22.8 million was added to inventory to reflect fair value, $18.5 million was paid for two option agreements, a two year consultant's agreement, and a three year right of first refusal agreement, and the balance recorded as a tradename, which was initially recorded as an indefinite life intangible asset. However, as discussed in Note 2, in May 2004 we made a decision to change this acquisition's brand name to K. Hovnanian Homes. As a result, we reclassified $50 million from goodwill and indefinite life intangibles to definite life intangibles on our 2004 Consolidated Balance Sheet. We are amortizing the definite life intangible as the homes in the communities still using the old California acquisition brand name are delivered to customers and the revenue on the sale of these homes is recognized. Using this methodology, we expect this intangible to be substantially written off by our fourth quarter of 2008.

A condensed balance sheet (including the effects of purchase accounting adjustments) as of the acquisition date is as follows (dollars in thousands):

(In Thousands Except Per Share)	January 10, 2002

Cash and cash equivalents	$10,209
Inventories	220,110
Tradename intangible	49,107
Prepaids and other assets	20,676

Total Assets	$300,102

Accounts payable and other liabilities	$35,028
Revolving credit agreement	219,574
Stockholders' equity	45,500

Total Liabilities and Stockholders' Equity	$300,102

Our California acquisition was accounted for as a purchase with the results of operations of the entity included in our Consolidated Financial Statements as of the date of the acquisition. The purchase price was allocated based on estimated fair value of the assets and liabilities at the date of the acquisition.

The following unaudited pro forma financial data for the year ended October 31, 2002 has been prepared as if the acquisition of a California homebuilder on January 10, 2002 had occurred on November 1, 2001. Unaudited pro forma financial data is presented for information purposes only and may not be indicative of the actual amounts had the events occurred on the dates listed above, nor does it purport to represent future periods.

(In Thousands Except Per Share)	Year Ended October 31, 2002

Revenues	$2,615,455
Expenses	2,384,361
Income Taxes	90,132

Net Income	$140,962

Diluted Net Income Per Common Share	$2.19

On November 1, 2002, and December 31, 2002, we acquired two Houston homebuilding companies. On April 9, 2003, we acquired a build-on-your-own lot homebuilder in Ohio, and on August 8, 2003, we acquired a homebuilder in Phoenix, Arizona. Our aggregate net cash purchase price, including payment of third party debt, for our fiscal 2003 acquisitions was approximately $186.4 million. In connection with the December 31, 2002 and April 9, 2003 acquisitions, we have definite life intangible assets equal to the excess purchase price over the fair value of the net assets of $65.4 million. It is our policy to obtain appraisals of acquisition intangibles. We have received the appraisals for the December 31, 2002 acquisition and the April 9, 2003 acquisition. We are amortizing our definite life intangibles over a period of three to seven years (See Note 2). All 2003 acquisitions provide for other payments to be made, generally dependent upon achievement of certain future operating and return objectives. These additional payments, if any, will be recorded as additional purchase price and allocated to the acquired definite life intangible assets.

On November 6, 2003, we acquired a Florida homebuilder for cash and 489,236 shares of our Class A Common Stock. This acquisition was accounted for as a purchase, with the results of operations of this entity included in our Consolidated Financial Statements as of the date of acquisition. In connection with the acquisition, based on an appraisal of acquisition intangibles we have definite life intangible assets equal to the excess purchase price over the fair value of the net assets of $33 million. We are amortizing the various definite life intangibles over their estimated lives. This acquisition provides for other payments to be made, generally dependent upon achievement of certain future operating and return objectives.

20.    Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2004 and 2003 is as follows:

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004

Revenues	$1,402,692	$1,063,688	$918,808	$775,215
Expenses	1,197,788	923,672	806,651	682,520

Income before income taxes	204,904	140,016	112,157	92,695
State and Federal income tax	71,144	53,278	41,685	34,984

Net Income	$133,760	$86,738	$70,472	$57,711

Per Share Data:
Basic:
Net Income	$2.16	$1.40	$1.13	$0.92

Weighted average number of common shares outstanding	61,950	62,001	62,608	62,430

Assuming Dilution:
Net Income	$2.06	$1.33	$1.06	$0.87

Weighted average number of common shares outstanding	65,072	65,115	66,408	66,470

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003

Revenues	$1,045,588	$848,817	$679,817	$627,635
Expenses	899,442	739,009	595,389	556,499

Income before income taxes	146,146	109,808	84,428	71,136
State and Federal income tax	54,897	41,006	31,860	26,375

Net Income	$91,249	$68,802	$52,568	$44,761

Per Share Data:
Basic:
Net Income	$1.49	$1.12	$0.84	$0.71

Weighted average number of common shares outstanding	61,418	61,260	62,286	62,742

Assuming Dilution:
Net Income	$1.40	$1.06	$0.80	$0.68

Weighted average number of common shares outstanding	65,318	65,086	65,522	66,160

21.    Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly-owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer"), acts as a finance entity that as of October 31, 2004 had issued and outstanding approximately $300 million Senior Subordinated Notes, $603 million face value Senior Notes, and $115 million drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes, and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly-owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary engaged in homebuilding activity in Poland, our Title Insurance subsidiaries, and joint ventures (collectively, the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Agreement.

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

The following consolidating condensed financial information presents the results of operations, financial position and cash flows of (i) the Parent (ii) the Subsidiary Issuer (iii) the Guarantor Subsidiaries, (iv) the Non-guarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

Consolidating Condensed Balance Sheet
 October 31, 2004

(Thousands of Dollars)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Assets
Homebuilding		$(99)	$51,441	$2,804,800	$69,676	$		$2,925,818
Financial Services				149	230,300			230,449
Investments in and amounts due to and from consolidated subsidiaries		1,262,169	1,037,671	(1,319,839)	(41,423)		(938,578)

Total Assets		$1,262,070	$1,089,112	$1,485,110	$258,553		$(938,578)	$3,156,267

Liabilities
Homebuilding	$		$149	$526,278	$2,123	$		$528,550
Financial Services				(1)	194,498			194,497
Notes Payable			1,032,259	(28,324)	29,324			1,033,259
Income Taxes Payable (Receivable)		69,676	1,961	(23,579)	941			48,999
Minority Interest				155,096	3,472			158,568
Stockholders' Equity		1,192,394	54,743	855,640	28,195		(938,578)	1,192,394

Total Liabilities and Stockholders' Equity		$1,262,070	$1,089,112	$1,485,110	$258,553		$(938,578)	$3,156,267

Consolidating Condensed Balance Sheet
 October 31, 2003

(Thousands of Dollars)	Parent		Subsidiary Issuer		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Assets
Homebuilding		$(279)		$151,050	$1,910,484	$35,632	$		$2,096,887
Financial Services					(252)	234,557			234,305
Income Taxes (Payable) Receivable		18,713		(1,241)	(15,656)	(637)			1,179
Investments in and amounts due to and from consolidated subsidiaries		801,278		690,971	(851,398)	(56,837)		(584,014)

Total Assets		$819,712		$840,780	$1,043,178	$212,715		$(584,014)	$2,332,371

Liabilities
Homebuilding	$		$		$425,847	$1,800	$		$427,647
Financial Services					(35)	172,663			172,628
Notes Payable				816,960	(2,984)	3,865			817,841
Minority Interest					90,252	4,291			94,543
Stockholders' Equity		819,712		23,820	530,098	30,096		(584,014)	819,712

Total Liabilities and Stockholders' Equity		$819,712		$840,780	$1,043,178	$212,715		$(584,014)	$2,332,371

Consolidating Condensed Statement of Income
 Twelve Months Ended October 31, 2004

(Thousands of Dollars)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Homebuilding	$		$4,860	$4,068,195	$27,143	$(83)	$4,100,115
Financial Services				5,582	54,706		60,288
Intercompany Charges			106,181	145,052		(251,233)
Equity In Pretax Income of Consolidated Subsidiaries		549,772				(549,772)

Total Revenues		549,772	111,041	4,218,829	81,849	(801,088)	4,160,403

Expenses:
Homebuilding			10,999	3,683,093	24,268	(142,511)	3,575,849
Financial Services				2,734	32,684	(636)	34,782

Total Expenses			10,999	3,685,827	56,952	(143,147)	3,610,631

Income (Loss) Before Income Taxes		549,772	100,042	533,002	24,897	(657,941)	549,772
State and Federal Income Taxes		201,091	34,971	193,672	10,308	(238,951)	201,091

Net Income (Loss)		$348,681	$65,071	$339,330	$14,589	$(418,990)	$348,681

Consolidating Condensed Statement of Income
 Twelve Months Ended October 31, 2003

(Thousands of Dollars)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Homebuilding	$		$620	$3,129,090	$20,843	$19	$3,150,572
Financial Services				6,707	44,578		51,285
Intercompany Charges			38,610	90,674		(129,284)
Equity In Pretax Income of Consolidated Subsidiaries		411,518				(411,518)

Total Revenues		411,518	39,230	3,226,471	65,421	(540,783)	3,201,857

Expenses:
Homebuilding			2,978	2,869,413	14,998	(125,465)	2,761,924
Financial Services				2,555	26,344	(484)	28,415

Total Expenses			2,978	2,871,968	41,342	(125,949)	2,790,339

Income (Loss) Before Income Taxes		411,518	36,252	354,503	24,079	(414,834)	411,518
State and Federal Income Taxes		154,138	12,688	133,929	8,682	(155,299)	154,138

Net Income (Loss)		$257,380	$23,564	$220,574	$15,397	$(259,535)	$257,380

Consolidating Condensed Statement of Income
 Twelve Months Ended October 31, 2002

(Thousands of Dollars)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Homebuilding	$		$1,059	$2,523,632	$14,093	$(28,448)	$2,510,336
Financial Services				7,153	33,617		40,770
Intercompany Charges			139,502	21,183		(160,685)
Equity In Pretax Income of Consolidated Subsidiaries		225,730				(225,730)

Total Revenues		225,730	140,561	2,551,968	47,710	(414,863)	2,551,106

Expenses:
Homebuilding			140,561	2,313,094	18,165	(168,987)	2,302,833
Financial Services				2,397	20,324	(178)	22,543

Total Expenses			140,561	2,315,491	38,489	(169,165)	2,325,376

Income (Loss) Before Income Taxes		225,730		236,477	9,221	(245,698)	225,730
State and Federal Income Taxes		88,034	(195)	89,530	5,797	(95,132)	88,034

Net Income (Loss)		$137,696	$195	$146,947	$3,424	$(150,566)	$137,696

Consolidating Condensed Statement of Cash Flows
Twelve Months Ended October 31, 2004

(Thousands of Dollars)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Cash Flows From Operating Activities:
Net Income	$348,681	$65,071	$339,330	$14,589		$(418,990)	$348,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities	149,008	(39,848)	(1,051,067)	(13,913)		418,990	(536,830)

Net Cash Provided By (Used In) Operating Activities	497,689	25,223	(711,737)	676			(188,149)
Net Cash (Used In) Investing Activities	(36,288)		(84,086)	(319)			(120,693)
Net Cash Provided By (Used In) Financing Activities	(510)	215,000	22,631	21,524			258,645
Intercompany Investing and Financing Activities—Net	(460,891)	(346,700)	823,005	(15,414)

Net Increase (Decrease) In Cash		(106,477)	49,813	6,467			(50,197)
Cash and Cash Equivalents Balance, Beginning of Period	15	135,846	(14,372)	6,732			128,221

Cash and Cash Equivalents Balance, End of Period	$15	$29,369	$35,441	$13,199	$		$78,024

Consolidating Condensed Statement of Cash Flows
Twelve Months Ended October 31, 2003

(Thousands of Dollars)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Cash Flows From Operating Activities:
Net Income	$257,380	$23,564	$220,574	$15,397		$(259,535)	$257,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(25,172)	12,029	(577,511)	(118,625)		259,535	(449,744)

Net Cash Provided By (Used In) Operating Activities	232,208	35,593	(356,937)	(103,228)			(192,364)
Net Cash (Used In) Investing Activities	(10,821)		(186,603)	(331)			(197,755)
Net Cash Provided By (Used In) Financing Activities	(12,597)	140,250	40,374	80,323			248,350
Intercompany Investing and Financing Activities—Net	(208,785)	(258,841)	445,105	22,521

Net Increase (Decrease) In Cash	5	(82,998)	(58,061)	(715)			(141,769)
Cash and Cash Equivalents Balance, Beginning of Period	10	218,844	43,689	7,447			269,990

Cash and Cash Equivalents Balance, End of Period	$15	$135,846	$(14,372)	$6,732	$		$128,221

Consolidating Condensed Statement of Cash Flows
Twelve Months Ended October 31, 2002

(Thousands of Dollars)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		Consolidated

Cash Flows From Operating Activities:
Net Income	$137,696	$(387)	$147,841	$3,425		$(150,879)	$137,696
Adjustments to reconcile net income to net cash provided by (used in) operating activities	122,389	24,611	(217,944)	30,909		150,879	110,844

Net Cash Provided By (Used In) Operating Activities	260,085	24,224	(70,103)	34,334			248,540
Net Cash Provided By (Used In) Investing Activities	(48,775)	(6,875)	(104,202)	166			(159,686)
Net Cash Provided By (Used In) Financing Activities	(2,948)	263,951	(82,403)	(13,613)			164,987
Intercompany Investing and Financing Activities—Net	(208,362)	(56,616)	284,781	(19,803)

Net Increase In Cash		224,684	28,073	1,084			253,841
Cash and Cash Equivalents Balance, Beginning of Period	10	(5,840)	15,616	6,363			16,149

Cash and Cash Equivalents Balance, End of Period	$10	$218,844	$43,689	$7,447	$		$269,990

22.    Subsequent Event

On November 30, 2004, we issued $200 million of 6 1/4% Senior Notes due 2015 and $100 million of 6% Senior Subordinated Notes due 2010. The notes are redeemable in whole or in part, at any time, at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuances were used to repay the outstanding balance on our Revolving Credit Facility and for general corporate purposes.

QuickLinks

FORM 10-K TABLE OF CONTENTS
PART I
PART II
PART III
PART IV