Form 10-Q
period 2005-01-31
HOVNANIAN ENTERPRISES INC
filed 2005-03-11
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q


(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 2005 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 46,535,042 shares of Class A Common Stock and 14,683,358 shares of Class B Common Stock were outstanding as of March 1, 2005.


                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10-Q

                                     INDEX

                                                               PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Condensed Consolidated Balance Sheets as of January 31,
                2005 (unaudited) and October 31, 2004                 3

              Condensed Consolidated Statements of Income for the
                three months ended January 31, 2005 and
                2004 (unaudited)                                      5

              Condensed Consolidated Statement of Stockholders'
                Equity for the three months ended January 31, 2005
                (unaudited)                                           6

              Condensed Consolidated Statements of Cash Flows for
                the three months ended January 31, 2005
                and 2004 (unaudited)                                  7

              Notes to Condensed Consolidated Financial
                Statements (unaudited)                                8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                        21

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                    37

     Item 4.  Controls and Procedures                                38

PART II.  Other Information
     Item 2.  Unregistered Sales of Equity Securities and
                Use of Proceeds                                      38
     Item 6.  Exhibits                                               39

Signatures                                                           41



                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                 January 31,    October 31,
          ASSETS                                     2005          2004
                                                 -----------    -----------
                                                 (unaudited)
Homebuilding:
  Cash and cash equivalents..................... $    80,152    $    65,013
                                                 -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development...............................   1,987,502      1,785,706
                                                 -----------    -----------
    Land and land options held for future
      development or sale.......................     349,363        436,184
                                                 -----------    -----------
    Consolidated Inventory Not Owned:
      Specific performance options..............       3,162         11,926
      Variable interest entities................     165,848        201,669
      Other options.............................     112,211         31,824
                                                 -----------    -----------
       Total Consolidated Inventory Not Owned...     281,221        245,419
                                                 -----------    -----------
      Total Inventories.........................   2,618,086      2,467,309
                                                 -----------    -----------

  Receivables, deposits, and notes .............      74,439         56,753
                                                 -----------    -----------

  Property, plant, and equipment - net..........      56,053         44,137
                                                 -----------    -----------

  Prepaid expenses and other assets.............     164,383        134,456
                                                 -----------    -----------

  Goodwill......................................      32,658         32,658
                                                 -----------    -----------

  Definite life intangibles.....................     115,870        125,492
                                                 -----------    -----------
      Total Homebuilding........................   3,141,641      2,925,818
                                                 -----------    -----------

Financial Services:
  Cash and cash equivalents.....................      13,127         13,011
  Mortgage loans held for sale..................     156,565        209,193
  Other assets..................................       3,896          8,245
                                                 -----------    -----------
      Total Financial Services..................     173,588        230,449
                                                 -----------    -----------

Total Assets.................................... $ 3,315,229    $ 3,156,267
                                                 ===========    ===========

See notes to condensed consolidated financial statements (unaudited).



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
                                                    January 31,  October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2005        2004
                                                    -----------  -----------
                                                    (unaudited)
Homebuilding:
  Nonrecourse land mortgages....................... $    24,097  $    25,687
  Accounts payable and other liabilities...........     271,659      329,621
  Customers' deposits..............................      91,638       80,131
  Nonrecourse mortgages secured by operating
    Properties.....................................      24,802       24,951
  Liabilities from inventory not owned.............     139,617       68,160
                                                    -----------  -----------
      Total Homebuilding...........................     551,813      528,550
                                                    -----------  -----------
Financial Services:
  Accounts payable and other liabilities...........       5,309        6,080
  Mortgage warehouse line of credit................     131,247      188,417
                                                    -----------  -----------
      Total Financial Services.....................     136,556      194,497
                                                    -----------  -----------
Notes Payable:
  Revolving credit agreement.......................                  115,000
  Senior notes.....................................     802,890      602,737
  Senior subordinated notes........................     400,000      300,000
  Accrued interest.................................      17,062       15,522
                                                    -----------  -----------
      Total Notes Payable..........................   1,219,952    1,033,259
                                                    -----------  -----------
Income Taxes Payable...............................       4,181       48,999
                                                    -----------  -----------
      Total Liabilities............................   1,912,502    1,805,305
                                                    -----------  -----------

Minority interest from inventory not owned.........     122,235      155,096
                                                    -----------  -----------

Minority interest from consolidated joint ventures.       3,422        3,472
                                                    -----------  -----------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued.............................
  Common Stock,Class A,$.01 par value-authorized
    200,000,000 shares; issued 57,067,248 shares at
    January 31, 2005 and 56,797,313 shares at October 31,
    2004 (including 10,395,656 shares at January 31, 2005
    and October 31, 2004 held in Treasury)..........        571          568
  Common Stock,Class B,$.01 par value (convertible to
    Class A at time of sale) authorized 30,000,000
    shares; issued 15,375,228 shares at January 31, 2005
    and 15,376,972 shares at October 31, 2004 (including
    691,748 shares at January 31, 2005 and October 31,
    2004 held in Treasury)..............                    154          154
  Paid in Capital...................................    201,243      199,643
  Retained Earnings.................................  1,135,345    1,053,863
  Deferred Compensation.............................    (10,193)     (11,784)
  Treasury Stock - at cost..........................    (50,050)     (50,050)
                                                    -----------  -----------
      Total Stockholders' Equity....................  1,277,070    1,192,394
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity..........$ 3,315,229  $ 3,156,267
                                                    ===========  ===========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                           Three Months Ended
                                              January 31,
                                        ------------------------
                                            2005        2004
                                        -----------  -----------
Revenues:
  Homebuilding:
    Sale of homes...................... $ 1,015,969  $   757,273
    Land sales and other revenues......      27,984        3,169
                                        -----------  -----------
      Total Homebuilding...............   1,043,953      760,442
  Financial Services...................      14,193       14,773
                                        -----------  -----------
      Total Revenues...................   1,058,146      775,215
                                        -----------  -----------
Expenses:
  Homebuilding:
    Cost of sales, excluding interest..     771,256      563,935
    Cost of sales interest.............      12,969       11,943
                                        ------------  ----------
      Total Cost of Sales..............     784,225      575,878

    Selling, general and administrative      98,738       71,793
    Inventory impairment loss..........         498           58
                                        -----------  -----------
      Total Homebuilding...............     883,461      647,729

  Financial Services...................       9,920        8,027

  Corporate General and Administrative.      15,878       14,524

  Interest.............................       4,953        5,000

  Other Operations.....................       1,940        2,432

  Intangible Amortization..............      10,088        4,808
                                        -----------  -----------
      Total Expenses...................     926,240      682,520
                                        -----------  -----------
Income Before Income Taxes.............     131,906       92,695
                                        -----------  -----------
State and Federal Income Taxes:
  State................................       5,446        6,240
  Federal..............................      44,978       28,744
                                        -----------  -----------
    Total Taxes........................      50,424       34,984
                                        -----------  -----------
Net Income............................. $    81,482  $    57,711
                                        ===========  ===========
Per Share Data:
Basic:
  Income per common share.............. $      1.31  $       .92
  Weighted average number of common
    shares outstanding.................      62,240       62,430
Assuming dilution:
  Income per common share.............. $      1.25  $       .87
  Weighted average number of common
     shares outstanding................      65,419       66,470

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
(Unaudited)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In   Retained    Deferred   Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital   Earnings     Comp.      Stock      Total
                           -----------  ------  -----------  ------  --------  ----------  --------  ---------  ----------
Balance, October 31, 2004.  46,401,657  $  568   14,685,224  $  154  $199,643  $1,053,863  $(11,784) $(50,050)
$1,192,394
Sale of common stock under
  employee stock option
  plan....................      74,250       1                          3,365                                        3,366

Stock Bonus issuances.....     193,941       2                         (1,491)                  289
(1,200)

Restricted Stock granted..                                               (274)
(274)

Amortization of Restricted
  Stock...................                                                                    1,302                  1,302
Conversion of Class B to
  Class A common stock....       1,744               (1,744)

Net Income................                                                         81,482                           81,482
                           -----------  ------  -----------  ------  --------  ----------  --------  ---------  ----------
Balance, January 31, 2005.  46,671,592  $  571   14,683,480  $  154  $201,243  $1,135,345  $(10,193) $ (50,050)
$1,277,070
                           ===========  ======  ===========  ======  ========  ==========  ========  =========  ==========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - unaudited)
                                                         Three Months Ended
                                                            January 31,
                                                       ----------------------
--
                                                          2005          2004
                                                       -----------  ---------
--
Cash Flows From Operating Activities:
  Net Income.......................................... $    81,482  $
57,711
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
      Depreciation....................................       1,620
1,494
      Intangible amortization.........................      10,088
4,808
      Loss on sale and retirement of property
        and assets....................................          41
4
      Deferred income taxes...........................      (7,394)
(3,920)
      Impairment losses...............................         498
58
      Decrease (increase) in assets:
        Mortgage notes receivable.....................      52,665
102,171
        Receivables, prepaids and other assets........     (37,745)
(38,078)
        Inventories...................................    (112,248)
(260,030)
     (Decrease) increase in liabilities:
        State and Federal income taxes................     (34,393)
15,105
        Tax effect from exercise of stock options.....      (3,031)
(180)
        Customers' deposits...........................      11,366
3,941
        Interest and other accrued liabilities........     (22,866)
(17,692)
        Post development completion costs.............       1,509
(2,009)
        Accounts payable..............................     (35,960)
8,840
                                                       -----------  ---------
--
          Net cash (used in) operating activities.....     (94,368)
(127,777)
                                                       -----------  ---------
--
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......          35
245
  Purchase of property, equipment and other fixed
    assets and acquisitions of homebuilding
    companies.........................................     (13,478)
(44,271)
  Net returns of capital from unconsolidated
    affiliates........................................      (6,156)
4,370
                                                       -----------  ---------
--
          Net cash (used in) investing activities.....     (19,599)
(39,656)
                                                       -----------  ---------
--
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................     449,005
370,009
  Proceeds from senior debt...........................     200,000
215,000
  Proceeds from senior subordinated debt..............     100,000
  Principal payments on mortgages and notes...........    (622,977)
(425,909)
  Proceeds from sale of stock and employee stock plan.       3,194
1,500
                                                       -----------  ---------
--
          Net cash provided by financing activities....    129,222
160,600
                                                       -----------  ---------
--
Net Increase (Decrease) In Cash.. .......................   15,255
(6,833)
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................      78,024
128,221
                                                       -----------  ---------
--
Cash and Cash Equivalents Balance, End Of Period...... $    93,279  $
121,388
                                                       ===========
===========
Supplemental Disclosures of Cash Flow
  Cash paid during the year for:
    Interest.........................................  $    17,668  $
13,035
                                                       ===========
===========
    Income taxes.....................................  $    92,210  $
23,798
                                                       ===========
===========
Supplemental disclosures of noncash operating
  activities:
  Consolidated Inventory Not Owned:
    Specific performance options.....................  $     2,941  $
28,867
    Variable interest entities.......................      150,793
191,588
    Other options....................................      109,696
34,054
                                                       -----------  ---------
--
  Total Inventory Not Owned..........................  $   263,430  $
254,509
                                                       ===========
===========
See notes to condensed consolidated financial statements (unaudited).



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


	1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for the interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

	Certain prior year amounts have been reclassified to conform to the current year presentation.
       2. Stock-Based Compensation Plans - SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") established a fair value based method of accounting for stock-based compensation plans, including stock options and non-vested stock. Under SFAS 123, registrants may elect to continue accounting for stock-based compensation plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), but are required to provide pro forma net income and earnings per share information "as if" the fair value approach had been adopted. We continue to account for our stock-based compensation plans under APB 25. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. However, for non-vested stock, compensation expense equal to the market price of the stock on the grant date is recognized ratably over the vesting period.

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

	For purposes of pro forma disclosures, the estimated fair value of the options using Black-Scholes is amortized to expense over the options' vesting period. Our pro forma information follows (dollars in thousands except for earnings per share information):

                                     Three Months Ended
                                   ------------------------
                                     January      January
                                    31, 2005     31, 2004
                                   -----------  -----------
Net income to common shareholders;
  as reported...................   $    81,482  $    57,711

Deduct:  total stock-based employee
  compensation expense determined
  using Black-Scholes fair value
  based method for all awards...         1,352          821
					     -----------	-----------
Pro forma net income............   $    80,130  $    56,890
                                   ===========  ===========
Pro forma basic earnings per share $      1.29  $      0.91
                                   ===========  ===========
Basic earnings per share as
  reported......................   $      1.31  $      0.92
                                   ===========  ===========
Pro forma diluted earnings per
  share.........................   $      1.22  $      0.86
                                   ===========  ===========
Diluted earnings per share as
  Reported......................   $      1.25  $      0.87
                                   ===========  ===========

       Pro forma information regarding net income and earnings per share is calculated as if we had accounted for our stock-based compensation under the fair value method of SFAS 123. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for January 31, 2005 and 2004: risk-free interest rate of 4.2% for both periods; dividend yield of zero; volatility factor of the expected market price of our common stock of
0.43 for both periods; and a weighted average expected life of the option of 5.2 and 5.0 years, respectively.

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

       In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in an entity's financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

       SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in our fiscal fourth quarter of 2005, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. We expect the impact of the adoption of SFAS 123R to be a reduction of fourth quarter fiscal 2005 net income of approximately $1.6 million assuming modified prospective application.

	3.  Interest costs incurred, expensed and capitalized were:

                             Three Months Ended January 31,
                                2005            2004
                             ----------      ----------
                               (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period........$   37,465      $   24,833
Plus Interest Incurred(1)(2).    21,044          21,587
Less Cost of Sales Interest
  Expensed (2).. ...........     12,969          11,943
Less Other Interest Expensed(2)   4,953           5,000
                             ----------      ----------
Interest Capitalized at
  End of Period (2)......... $   40,587      $   29,477
                             ==========      ==========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)	Includes interest on borrowings for construction, land and land development costs which are charged to interest expense when homes are delivered or when land is not under active development.

	4. Accumulated depreciation at January 31, 2005 and October 31, 2004 amounted to $33.0 million and $31.7 million, respectively, for our homebuilding and senior rental residential assets.

       5. In accordance with Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. We wrote off such costs in the amount of $0.5 million and $0.1 million during the three months ended January 31, 2005 and 2004, respectively. Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as "Homebuilding-Inventory Impairment Loss."

       6. We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue warranty costs under our $5 million per occurrence general liability insurance deductible for 2005 (deductible was $150 thousand per occurrence for 2004) as part of selling, general and administrative costs. Warranty accruals are based upon historical experience. Additions and charges incurred in the warranty accrual and general liability accrual for the three months ended January 31, 2005 and 2004 are as follows:

                                  Three Months Ended January 31,
                                      2005             2004
                                  ------------      ------------
                                      (Dollars in Thousands)
Balance, beginning of period..... $     64,922      $     39,532
Company acquisitions.............
Additions........................       13,337             8,179
Charges incurred.................       (4,143)           (4,216)
                                  ------------      ------------
Balance, end of period..........  $     74,116      $     43,495
                                  ============      ============

	7. We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

       8. As of January 31, 2005 and October 31, 2004, respectively, we are obligated under various performance letters of credit amounting to $213.4 million and $180.6 million.

	9. Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of banks provides a revolving credit line of $900 million through July 2008. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.0 billion subject to the availability of additional commitments. Interest is payable monthly at various rates of either the prime rate or a spread over LIBOR ranging from 1.10% to 2.00% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement. In addition, we pay a fee ranging from 0.20% to 0.40% per annum, depending on our Consolidated Leverage Ratio and the weighted average unused portion of the revolving credit line. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, is a guarantor under the Agreement. As of January 31, 2005 and October 31, 2004, the outstanding balances under the Agreement were zero and $115 million, respectively.

       Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing, provides up to $250 million through July 2005. Interest is payable monthly at the Eurodollar Rate plus 1.25%. The loan is repaid when the underlying mortgage loans are sold to permanent investors by us. As of January 31, 2005 and October 31, 2004, borrowings under this agreement were $131.2 million and $188.4 million, respectively.

       10. On November 30, 2004, we issued $200 million of 6 1/4% Senior Notes due 2015 and $100 million of 6% Senior Subordinated Notes due 2010. The net proceeds of the issuance were used to repay the outstanding balance on our revolving credit facility as of November 30, 2004 and for general corporate purposes.

       At January 31, 2005, we had $805.3 million of outstanding senior notes ($802.9 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, and $200 million 6 1/4% Senior Notes due 2015. At January 31, 2005, we had $400 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010.

       Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions, may do so from time to time.

       11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock, of approximately 3.2 million and 4.0 million for the three months ended January 31, 2005 and 2004, respectively.

       12. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 was effective immediately for VIEs created after January 31, 2003.
Pursuant to FASB revision to FIN 46 ("FIN 46R"), issued in December 2003, our Company was not required to apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until our quarter ended April 30, 2004 for VIEs created before February 1, 2003. In accordance with FIN 46R, we have fully implemented FIN 46 as of April 30, 2004.

	Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee, we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we consolidate it on our balance sheet. The fair value of the VIEs inventory is reported as "Consolidated Inventory Not Owned - Variable Interest Entities".

       Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not it's total assets consolidated on the balance sheet. In certain cases, we will have to place inventory the VIE has optioned to other developers on our balance sheet. In addition, if the VIE has creditors, its debt will be placed on our balance sheet even though the creditors have no recourse against our Company. Based on these observations we believe consolidating VIEs based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land.

	At January 31, 2005, all VIEs we were required to consolidate were a result of our options to purchase land or lots from the selling entities.
We paid cash or issued letters of credit deposits to these twenty-three
VIEs totaling $22.8 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $165.8 million. Because we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $122.2 million, was reported on the balance sheet as "Minority interest from inventory not owned". Creditors of these VIEs have no recourse against our Company.

	We will continue to control land and lots using options. Not all our deposits are with VIEs. Including the deposits with the twenty-three VIEs above, at January 31, 2005, we have total cash and letters of credit deposits amounting to approximately $198.9 million to purchase land lots with a total purchase price of $3.6 billion. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.


    13. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures - We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those entered into with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture's members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

                                         January 31,   October 31,
                                            2005          2004
                                         -----------   -----------
                                              (In Thousands)
Assets:
   Cash                                    $ 39,625     $  30,519
    Inventories                             204,805       176,360
    Other assets                              7,022         5,477
                                         -----------   -----------
          Total assets                     $251,452     $ 212,356
                                         ===========   ===========
Liabilities and Equity:
    Accounts payable and accrued
      liabilities                          $ 42,234     $  39,065
    Notes payable                            92,970        82,742
    Equity                                  116,248        90,549
                                         -----------   -----------
          Total liabilities and equity     $251,452     $ 212,356
                                         ===========   ===========

    Our share of equity related to these unconsolidated joint ventures, included in prepaids and other assets in our Consolidated Balance Sheets, was approximately $47.0 million and $40.8 million at January 31, 2005 and October 31, 2004, respectively. Additionally, as of January 31, 2005 and October 31, 2004, we had advances outstanding of approximately $14.6 and $12.7 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above.

                             Three Months Ended January 31,
   2005               2004
----------         ----------
Revenues                      $ 13,091           $  3,812
Cost of sales and expenses     (11,071)            (4,142)
                             ----------         ----------
Net income (loss)             $  2,020           $   (330)
                             ==========         ==========

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


       14. Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in an entity's financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. See Note 2 for a further description of SFAS 123R and its expected impact on our fourth quarter fiscal 2005 net income.

	In December 2004, the FASB issued Staff Position 109-1 ("FSP 109-1"), Application of FASB Statement No. 109 ("FASB No. 109"), "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of "qualified production activities income" or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Any tax benefits resulting from the new deduction will be effective for our fiscal year ending October 31, 2006. We are in the process of assessing the impact, if any, the new deduction will have on our financial statements.

	15. Intangible Assets - Except for goodwill, the intangible assets recorded on our balance sheet are definite life intangibles, which include tradenames, architectural designs, distribution processes, and contractual agreements. We no longer amortize goodwill, but instead assess it periodically for impairment. We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

       16. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of January 31, 2005 had issued and outstanding approximately $400 million of Senior Subordinated Notes, $805.3 million face value of Senior Notes, and zero drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

	In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary engaged in homebuilding activity in Poland, our Title Insurance subsidiaries, and joint ventures (collectively, the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Agreement.

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



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 31, 2005
(Dollars in Thousands)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-
Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations
idated
                                   --------  ---------- ---------- ------------ ---------- ------
----
ASSETS
Homebuilding.....................$       54  $  120,731 $2,940,154 $     80,702 $
$3,141,641
Financial Services.................                            100      173,488
173,588
Investments in and amounts due to
  and from consolidated
  subsidiaries....................1,316,608   1,186,429 (1,421,091)     (56,771)(1,025,175)
                                 ----------  ---------- ---------- ------------ ---------- ------
----
Total Assets.....................$1,316,662  $1,307,160 $1,519,163 $
197,419$(1,025,175)$3,315,229
                                 ==========  ========== ========== ============ ==========
==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding......................$          $        2 $  549,621 $      2,190            $
551,813
Financial Services.................                            289      136,267
136,556
Notes Payable......................           1,218,570    (23,419)      24,801
1,219,952
Income Taxes Payable (Receivable).   39,592       2,000    (38,147)         736
4,181
Minority Interest..................                        122,235        3,422
125,657
Stockholders' Equity..............1,277,070      86,588    908,584       30,003 (1,025,175)
1,277,070
                                 ----------  ---------- ---------- ------------ ---------- ------
----
Total Liabilities and Stockholders'
  Equity.........................$1,316,662  $1,307,160 $1,519,163 $
197,419$(1,025,175)$3,315,229
                                 ==========  ========== ========== ============ ==========
==========
HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2004
(Dollars in Thousands)

                                                          Guarantor     Non-
                                             Subsidiary    Subsid-    Guarantor    Elimin-
Consol-
                                    Parent    Issuer       iaries    Subsidiaries  ations
idated
                                  ---------- ----------- ----------- ------------ ---------- ----
------
Assets
Homebuilding......................$     (99) $    51,441 $ 2,804,800 $     69,676 $
$2,925,818
Financial Services................                               149      230,300
230,449
Investments in and amounts due to
  and from consolidated
  subsidiaries.................... 1,262,169   1,037,671  (1,319,839)     (41,423)  (938,578)
                                  ---------- ----------- ------------ ------------ ---------- ---
------
Total Assets......................$1,262,070 $ 1,089,112 $ 1,485,110 $    258,553
$(938,578)$3,156,267
                                  ========== =========== =========== ============ ==========
==========

Liabilities
Homebuilding......................$          $       149 $   526,278 $      2,123   $
$528,550
Financial Services.................                               (1)     194,498
194,497
Notes Payable......................            1,032,259     (28,324)      29,324
1,033,259
Income Taxes Payable (Receivables).  69,676        1,961     (23,579)         941
48,999
Minority Interest..................                          155,096        3,472
158,568
Stockholders' Equity...............1,192,394      54,743     855,640       28,195   (938,578)
1,192,394
                                  ---------- ----------- ----------- ------------ ---------- ----
------
Total Liabilities and Stockholders'
  Equity......................... $1,262,070 $ 1,089,112 $ 1,485,110 $    258,553 $
(938,578)$3,156,267
                                   ========= =========== =========== ============ ==========
==========



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2005
(Dollars in Thousands)

                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-
Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations
idated
                                   -------- ---------- ---------- ------------ ---------- -------
---
Revenues:
  Homebuilding....................$         $       42 $1,043,183 $        728 $
$1,043,953
  Financial Services...............                         1,029        13,164
14,193
  Intercompany Charges.............             48,397     48,985                 (97,382)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 131,906                                      (131,906)
                                   -------- ---------- ---------- ------------ ---------- -------
---
    Total Revenues................  131,906     48,439  1,093,197       13,892   (229,288)
1,058,146
                                   -------- ---------- ---------- ------------ ---------- -------
---
Expenses:
  Homebuilding.....................               (545)   938,605        1,171    (22,911)
916,320
  Financial Services...............                           730       10,075       (885)
9,920
                                   -------- ---------- ---------- ------------ ---------- -------
---
    Total Expenses.................               (545)   939,335       11,246    (23,796)
926,240
                                   -------- ---------- ---------- ------------ ---------- -------
---
Income (Loss) Before Income Taxes.  131,906     48,984    153,862        2,646   (205,492)
131,906

State and Federal Income Taxes.....  50,424     17,098     54,923        4,158    (76,179)
50,424
                                   -------- ---------- ---------- ------------ ---------- -------
---
Net Income (Loss).................$  81,482 $   31,886 $   98,939 $     (1,512)$ (129,313)$
81,482
                                   ======== ========== ========== ============ ==========
==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2004
(Dollars in Thousands)

                                                        Guarantor   Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-
Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations
idated
                                   -------  ---------- ---------- ------------ ---------- -------
---
Revenues:
  Homebuilding.....................$        $     109  $ 752,316  $     8,100  $     (83) $
760,442
  Financial Services ..............                          952       13,821
14,773
  Intercompany Charges.............            16,284     31,116                 (47,400)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 92,695                                       (92,695)
                                   -------  ---------- ---------- ------------ ---------- -------
---
    Total Revenues................. 92,695     16,393    784,384       21,921   (140,178)
775,215
                                   -------  ---------- ---------- ------------ ---------- -------
---

Expenses:
  Homebuilding.....................              (225)   703,765        6,665    (35,712)
674,493
  Financial Services...............                          490        8,643     (1,106)
8,027
                                   -------  ---------- ---------- ------------ ---------- -------
---
    Total Expenses.................              (225)   704,255       15,308    (36,818)
682,520
                                   -------  ---------- ---------- ------------ ---------- -------
---

Income (Loss) Before Income Taxes.. 92,695     16,618     80,129        6,613   (103,360)
92,695

State and Federal Income Taxes..... 34,984      5,816     30,276        2,624    (38,716)
34,984
                                   -------  ---------- ---------- ------------ ---------- -------
---
Net Income (Loss)..................$57,711  $  10,802 $   49,853  $     3,989  $ (64,644) $
57,711
                                   =======  ========== ========== ============ ==========
==========




HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2005
(Dollars in Thousands)

                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-
Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations
idated
                                     --------  --------- ---------- ------------ ---------- -----
-----
Cash Flows From Operating Activities:
  Net Income........................$  81,482  $  31,886 $   98,939 $     (1,512)$ (129,313)$
81,482
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities... (25,443)    (1,330)  (321,900)     43,510    129,313
(175,850)
                                     --------  --------- ---------- ------------ ---------- -----
-----
    Net Cash Provided By (Used In)
      Operating Activities...........  56,039     30,556   (222,961)      41,998
(94,368)

Net Cash (Used In)
  Investing Activities...............  (1,600)              (17,964)         (35)
(19,599)

Net Cash Provided By (Used In)
  Financing Activities...............            185,000      1,427      (57,205)
129,222

Intercompany Investing and Financing
  Activities - Net................... (54,439)  (148,758)   187,849       15,348
                                     --------  --------- ---------- ------------ ---------- -----
-----
Net Increase (Decrease) In Cash......             66,798    (51,649)         106
15,255
Balance, Beginning of Period.........      15     29,369     35,441       13,199
78,024
                                     --------  --------- ---------- ------------ ---------- -----
-----
Cash and Cash Equivalents Balance,
  End of Period.....................$      15  $  96,167 $  (16,208)$     13,305 $          $
93,279
                                     ========  ========= ========== ============ ==========
==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2004
(Dollars in Thousands)

                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-
Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations
idated
                                     --------  --------- ---------- ------------ ---------- -----
-----
Cash Flows From Operating Activities:
  Net Income.........................$ 57,711  $  10,802  $  49,853 $     3,989  $ (64,644) $
57,711
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  54,458      2,120   (407,690)    100,980     64,644
(185,488)
                                     --------  --------- ---------- ------------ ---------- -----
-----
    Net Cash Provided By (Used In)
      Operating Activities........... 112,169     12,922   (357,837)    104,969
(127,777)

Net Cash (Used In)
  Investing Activities............... (18,985)              (20,571)       (100)
(39,656)

Net Cash Provided By(Used In)
  Financing Activities...............   2,512    215,000      2,895     (59,807)
160,600

Intercompany Investing and Financing
Activities - Net..................... (95,696)  (243,950)   380,994     (41,348)
                                     --------  --------- ---------- ------------ ---------- -----
-----
Net Increase (Decrease) In Cash......            (16,028)     5,481       3,714
(6,833)
Balance, Beginning of Period.........      15    135,846    (14,372)      6,732
128,221
                                     --------  --------- ---------- ------------ ---------- -----
-----
Cash and Cash Equivalents Balance,
  End of Period......................$     15  $ 119,818  $  (8,891)$    10,446  $          $
121,388
                                     ========  ========= ========== ============ ==========
==========




       17. Subsequent Events - On March 1, 2005, we acquired for cash the assets of Cambridge Homes, a privately held Orlando homebuilder and provider of related financial services, headquartered in Altamonte Springs, Florida. The acquisition provides us with a complementary presence to our Tampa operations in the greater Orlando market, which is the 9th largest housing market in the U.S., based on 2003 new home starts.

	The Cambridge Homes acquisition will be accounted for as a purchase, with the results of its operations included in our consolidated financial statements as of the date of the acquisition.

	On March 2, 2005, we acquired the operations of Town & Country Homes, a privately held homebuilder and land developer headquartered in Lombard, Illinois, which occurred concurrently with our entering into a joint venture agreement with affiliates of Blackstone Real Estate Advisors in New York to own and develop Town & Country's existing residential communities. The joint venture will be accounted for under the equity method. Town and Country Homes operations beyond the existing assets, as of the acquisition date, are expected to be wholly owned and included in our consolidated financial statements.

	The Town and Country acquisition provides us with a strong initial position in the greater Chicago market, which is the 6th largest housing market in the U.S., based on 2003 new home starts. This acquisition also expands our operations into the Florida markets of West Palm Beach, Boca Raton and Fort Lauderdale and bolsters our current presence in Minneapolis/St. Paul, which is the 10th largest housing market in the U.S., based on 2003 new home starts. Town & Country designs, markets and sells a diversified product portfolio in each of its markets, including single family homes and attached townhomes, as well as mid-rise condominiums in Florida. Town & Country serves a broad customer base including first-time, move-up and luxury homebuyers.


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

	Insurance Deductible Reserves - For fiscal 2005, our deductible is $500,000 per occurrence for worker's compensation and $5 million per occurrence for general liability insurance. Reserves have been established based upon actuarial analysis of estimated losses incurred during 2005 and 2004.

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

	Intangible Assets - Except for goodwill, the intangible assets recorded on our balance sheet are definite life intangibles, which include tradenames, architectural designs, distribution processes, and contractual agreements. We no longer amortize goodwill, but instead assess it periodically for impairment. We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

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


CAPITAL RESOURCES AND LIQUIDITY

	Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, southern New York state, Pennsylvania, Ohio, Michigan, Illinois and Minnesota), our Southeast Region (Washington D. C., Delaware, Maryland, Virginia, West Virginia, North Carolina, South Carolina, and Florida), our Southwest Region (Texas and Arizona), and our West Region (California). In addition, we provide financial services to our homebuilding customers.

       Our cash uses during the three months ended January 31, 2005 were for operating expenses, increases in housing inventories, construction, income taxes, interest, and the payoff of our revolving credit facility. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of $200 million of Senior Notes and $100 million of Senior Subordinated Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of January 31, 2005, 1.9 million shares of Class A Common Stock have been purchased under this program. In addition in 2003, we retired at no cost
1.5 million shares that were held by a seller of a previous acquisition.
On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

	Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of $900 million through July 2008. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.0 billion subject to the availability of additional commitments. Interest is payable monthly at various rates of either the prime rate or a spread over LIBOR ranging from 1.10% to 2.00% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement. In addition, we pay a fee ranging from 0.20% to 0.40% per annum, depending on our Consolidated Leverage Ratio and the weighted average unused portion of the revolving credit line. At January 31, 2005, there was zero drawn under this Agreement and we had approximately $80.2 million of homebuilding cash. At January 31, 2005, we had issued $213.4 million of letters of credit which reduces cash available under the Agreement. We believe that we will be able either to extend the Agreement beyond July 2008 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. We and each of our significant subsidiaries, except for our title insurance and home mortgage subsidiaries and joint ventures, is a guarantor under the Agreement.

	At January 31, 2005, we had $805.3 million of outstanding senior notes ($802.9 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, and $200 million 6 1/4% Senior Notes due 2015. At January 31, 2005, we had $400 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for
K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary engaged in homebuilding activity in Poland, our Title Insurance subsidiaries, and joint ventures, is a guarantor of the senior notes and senior subordinated notes.

	Our mortgage banking subsidiary's warehouse agreement was amended on August 3, 2004. Pursuant to the agreement, we may borrow up to $250 million. The agreement expires in July 2005 and interest is payable monthly at the Eurodollar Rate plus 1.25%. We believe that we will be able either to extend this agreement beyond July 2005 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of January 31, 2005, the aggregate principal amount of all borrowings under this agreement was $131.2 million.

       Total inventory increased $115.0 million during the three months ended January 31, 2005. This increase excluded the increase in consolidated inventory not owned of $35.8 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46. See "Notes to Condensed Consolidated Financial Statements" - Note 12 for additional information on FIN 46. Total inventory in our Northeast Region increased $24.5 million, the Southeast Region increased $81.9 million, the Southwest Region increased $15.6 million, and our West Region decreased $8.0 million; however, if you exclude the impact of property that was owned at October 31, 2004, but is now under option and included in Inventory not owned - Other Options, our West Region increased $71.6 million. The increase in inventory was primarily the result of future planned organic growth in our existing markets. Substantially all homes under construction or completed and included in inventory at January 31, 2005 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit, and senior and senior subordinated indebtedness.

       We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option.
As a result, our commitment for major land acquisitions is reduced.

	The following table summarizes the number of buildable homes included in our total residential real estate. The January 31, 2005 and October 31, 2004 numbers exclude real estate owned and options in locations where we have ceased development.

                                 Active       Proposed       Grand
                     Active    Communities   Developable     Total
                  Communities    Homes         Homes         Homes
                  -----------   ---------   ------------   ---------
January 31, 2005:

Northeast Region..        30       7,054         21,107      28,161
Southeast Region..       123      12,031         19,176      31,207
Southwest Region..        86      10,865         11,301      22,166
West Region.......        54      11,118          8,275      19,393
                  -----------   ---------   ------------   ---------
                         293      41,068         59,859     100,927
                  ===========   =========   ============   =========
   Owned..........                22,283          4,219      26,502
   Optioned.......                18,785         55,640      74,425
                                ---------   ------------   ---------
     Total........                41,068         59,859     100,927
                                =========   ============   =========




                                 Active       Proposed         Grand
                     Active    Communities   Developable       Total
                  Communities    Homes         Homes           Homes
                  -----------   ---------   ------------   ----------
October 31, 2004:

Northeast Region..        28       7,163         21,160       28,323
Southeast Region..       113      12,124         19,697       31,821
Southwest Region..        85      10,859          9,205       20,064
West Region.......        49      11,277          8,455       19,732
                  -----------  -----------   ----------   -----------
                         275      41,423         58,517       99,940
                  ===========  ===========   ==========   ===========
   Owned..........                20,713          6,024       26,737
   Optioned.......                20,710         52,493       73,203
                               -----------   ----------   -----------
     Total........                41,423         58,517       99,940
                               ===========   ==========   ===========

	Homes in active communities under contract at January 31, 2005 and October 31, 2004 were 6,522 and 6,621, respectively. Such amounts do not include our build on your own lot contracts or contracts from our unconsolidated joint ventures.

	The following table summarizes our started or completed unsold homes and models:

                              January 31,               October 31,
                                2005                       2004
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....     99       38     137       77       39     116
Southeast Region....    342       35     377      222       35     257
Southwest Region....    725       67     792      683       78     761
West Region.........    500      165     665      329      160     489
                     ------   ------   -----   ------   ------   -----
  Total               1,666      305   1,971    1,311      312   1,623
                     ======   ======   =====   ======   ======   =====

	Receivables, deposits, and notes increased $17.7 million to $74.4 million at January 31, 2005. The increase was primarily due to the timing of cash received from homes that closed at the end of January 2005. Receivables from home sales amounted to $27.3 million and $17.6 million at January 31, 2005 and October 31, 2004, respectively.



	Prepaid expenses and other assets are as follows:

                                      January 31, October 31,   Dollar
                                         2005        2004       Change
                                      ----------  -----------  ---------
Prepaid insurance.................... $  12,320   $            $ 12,320
Prepaid project costs................    50,729       48,695      2,034
Investment in joint ventures.........    47,047       40,840      6,207
Senior residential rental properties.     8,741        8,830        (89)
Other prepaids.......................    23,319       16,632      6,687
Other assets.........................    22,227       19,459      2,768
                                     -----------  -----------  ---------
                                      $ 164,383   $  134,456   $ 29,927
                                     ===========  ===========  =========

	Prepaid insurance increased due to a payment of a full year of insurance costs during the first quarter of every year. These costs are amortized monthly on a straight line basis. Prepaid project costs increased due to new communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Investments in joint ventures increased as we entered into one new homebuilding joint venture during the three months ended January 31, 2005. As of January 31, 2005, we have investments in four homebuilding joint ventures and seven land and land development joint ventures. Other than completion guarantees, no other guarantees associated with unconsolidated joint ventures have been given. Also included in prepaid expenses and other assets are debt issuance fees, non-qualified associate benefit plan assets, and miscellaneous prepaids and assets.

       At January 31, 2005, we had $32.7 million of goodwill. This amount resulted from company acquisitions prior to fiscal 2003.

       Definite life intangibles decreased $9.6 million to $115.9 million at January 31, 2005. The decrease was the result of the intangible amortization during the first quarter of $10.1 million offset slightly by increased intangibles generated from contingent payments related to past acquisitions. For any acquisition, professionals are hired to appraise all acquired intangibles. See "- Critical Accounting Policies - Intangible Assets" above for additional information on intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.



	Accounts payable and other liabilities are as follows:

                                       January 31, October 31,    Dollar
                                         2005         2004        Change
                                       ---------   -----------   --------
Accounts payable.......................$  77,971   $  113,866    $(35,895)
Reserves...............................   81,356       72,289       9,067
Accrued expenses.......................   27,011       28,016      (1,005)
Accrued compensation...................   49,005       78,283     (29,278)
Property secured by a mortgage.........   11,750       11,750
Other liabilities......................   24,566       25,417        (851)
                                       ---------   -----------   --------
                                       $ 271,659   $  329,621    $(57,962)
                                       =========   ===========   ========

	The decrease in accounts payable was primarily due to decreases in land development activity in the winter months in the Northeast and lower deliveries in the first quarter of 2005 compared to the fourth quarter of 2004 throughout our markets, which results in less activity and lower payables. Reserves increased for our General Liability insurance deductible, owner controlled insurance program and bonding. These increases were offset by a decrease in accrued compensation due to the payout of our fiscal year 2004 bonuses during the first quarter of 2005. The remainder of Other liabilities include payroll withholdings, deferred income, and a nonrecourse mortgage associated with our corporate office.

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $156.6 million and $209.2 million at January 31, 2005 and October 31, 2004, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.




RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2004


Total Revenues:

	Compared to the same prior period, revenues increased as follows:

                                       Three Months Ended
                            --------------------------------------------
                             January 31, January 31, Dollar   Percentage
                               2005        2004      Change    Change
                            ------------ ----------- -------- ----------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $ 1,015,969  $ 757,273  $258,696       34%
  Land sales and other
    revenues...........          27,984      3,169    24,815      783%
Financial Services.....          14,193     14,773      (580)      -4%
                            ----------- ----------  --------  --------
   Total Revenues...        $ 1,058,146  $ 775,215  $282,931       36%
                            =========== ==========  ========  ========

Homebuilding:

	Compared to the same prior period, housing revenues increased $258.7 million or 34.2% during the three months ended January 31, 2005. Housing revenues are recorded when title is conveyed to the buyer, adequate cash payment has been received, and there is no continued involvement. Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.




	Information on homes delivered by market area is set forth below:

                         Three Months Ended
                              January 31,
                        ---------------------
                           2005        2004
                        ----------  ----------
                        (Dollars in Thousands)
Northeast Region:
  Dollars............  $  238,461    $191,908
  Homes..............         687         640

Southeast Region:
  Dollars............  $  263,834    $191,062
  Homes..............         902         787

Southwest Region:
  Dollars............  $  135,911    $127,814
  Homes..............         715         724

West Region:
  Dollars............  $  377,763    $246,489
  Homes..............         962         750

Consolidated Total:
  Dollars............  $1,015,969    $757,273
  Homes..............       3,266       2,901

Unconsolidated Joint
  Ventures:
  Dollars............  $   11,585    $  2,826
  Homes..............          22          10

Totals:
  Housing Revenues...  $1,027,554    $760,099
  Homes Delivered....       3,288       2,911



	An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog using base sales prices by market area are set forth below:

                        Sales Contracts for the
                          Three Months Ended        Contract Backlog
                             January 31,             as of January 31,
                      -------------------------  ------------------------
                           2005          2004         2005       2004
                      -----------   -----------  -----------  -----------
                                      (Dollars in Thousands)
Northeast Region (1):
  Dollars............ $  189,605    $  203,484   $  720,675   $  611,901
  Homes..............        522           631        2,091        2,190

Southeast Region:
  Dollars............ $  284,882    $  241,067   $  792,979   $  650,934
  Homes..............        849           867        2,346        2,303

Southwest Region:
  Dollars............ $  165,048    $  121,177   $  197,285   $  153,397
  Homes..............        897           723        1,106          988

West Region:
  Dollars............ $  354,124    $  299,020   $  764,697   $  326,848
  Homes..............        906           912        1,861          955

Consolidated Total:
  Dollars............ $  993,659    $  864,748   $2,475,635   $1,743,080
  Homes..............      3,174         3,133        7,404        6,436

Unconsolidated Joint
  Ventures:
  Dollars............ $   41,347    $   50,991   $  239,851   $   64,043
  Homes..............         66            92          399          118

Totals:
  Dollars............ $1,035,006    $  915,739   $2,715,486   $1,807,123
  Homes...............     3,240         3,225        7,803        6,554

(1) During the first quarter of 2005, a community in the Northeast Region was contributed to a joint venture. As a result, the 56 contracts in consolidated backlog at October 31, 2004 for that community were moved to unconsolidated joint ventures backlog.

       During February 2005, we signed an additional 1,547 net contracts amounting to $477.0 million in consolidated communities and 45 net contracts amounting to $29.1 million in unconsolidated joint ventures compared to 1,609 net contracts amounting to $452.7 million in consolidated communities and 64 net contracts amounting to $32.9 million in unconsolidated joint ventures in the same month last year.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                               Three Months Ended
                                   January 31,
                             ----------------------
                                2005        2004
                             ----------   ---------
                             (Dollars in Thousands)

Sale of Homes................$1,015,969  $  757,273
Cost of Sales, excluding
  Interest...................   757,085     562,900
                             ----------  ----------
Housing Gross Margin, before
  Interest expense...........$  258,884  $  194,373
Cost of Sales Interest.......    12,969      11,943
                             ----------  ----------
Housing Gross Margin,
  After interest expense.....$  245,915  $  182,430
                             ==========  ==========
Gross Margin Percentage,
  Before interest expense....     25.5%       25.7%

Gross Margin Percentage,
  After interest expense.....     24.2%       24.1%


	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended
                                   January 31,
                              -------------------
                                2005       2004
                              --------   --------
Sale of Homes................   100.0%     100.0%
                              --------   --------
Cost of Sales, excluding
  Interest:
      Housing, land &
        development costs....    66.1%      66.2%
      Commissions............     2.1%       2.2%
      Financing concessions..     0.9%       1.0%
      Overheads..............     5.4%       4.9%
                              --------   --------
Total Cost of Sales, before
  Interest expense...........    74.5%      74.3%
                              --------   --------
Gross Margin Percentage,
  Before interest expense....    25.5%      25.7%
Cost of Sales interest.......     1.3%       1.6%
                              --------   --------
Gross Margin Percentage,
  After interest expense......   24.2%      24.1%
                              ========   ========


	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the geographic mix of deliveries and the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. The consolidated gross margin before interest expense for the first quarter of 2005 was 20 basis points lower than the first quarter of 2004, primarily due to the mix of homes sold both in home type and region. However, our gross margin after interest expense for the first quarter of 2005 is 10 basis points more than the first quarter of 2004, as a result of our borrowing costs decreasing and the mix of homes sold in the applicable quarters.

	Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues remained relatively flat at 9.5% and 9.4% for the three months ended January 31, 2005 and 2004, respectively. Such expenses increased $26.9 million for the three months ended January 31, 2005 compared to the same period last year. The dollar increase was in line with our organic growth as we increase selling, general and administrative costs associated with the expected increase in the number of active selling communities in all of our regions.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended
                                       January 31,
                                   ------------------
                                     2005      2004
                                   --------  --------

Land and Lot Sales................ $23,004   $ 1,139
Cost of Sales.....................  14,171     1,035
                                   --------  --------
Land and Lot Sales Gross Margin...   8,833       104
                                   ========  ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three months ended January 31, 2005, financial services provided a $4.3 million profit before income taxes, compared to a profit of $6.7 million for the same period in 2004. The decrease in pretax profit for the three months ended January 31,2005 is primarily due to reduced spreads resulting from the steady rise in homebuyers choosing to use Adjustable Rate Mortgage (ARM) products which historically are less profitable to originate and lower gross spreads due to increased competition for purchase mortgages as the market for refinancing mortgages has significantly declined.


Corporate General and Administrative

	Corporate general and administrative expenses represents the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses decreased to 1.5% for the three months ended January 31, 2005 from 1.9% for the prior year's three months. Corporate general and administrative expenses increased $1.4 million during the three months ended January 31, 2005, compared to the same periods last year. The increase in corporate general and administrative expenses is primarily attributed to additional salary and employee expense due to increased headcount as our company continues to grow.


Interest

    Interest expense includes housing, and land and lot interest that is capitalized while the land and homes are developed and expensed with the sold land and homes, as well as other interest. See Note 3 to the "Condensed Consolidated Financial Statements" for detail on interest incurred, expensed, and capitalized.

    Interest related to homes sold as a percentage of home revenues amounted to 1.3% and 1.6% for the quarters ended January 31, 2005 and 2004, respectively. This percentage decrease is due to our average debt as a percentage of average inventory decreasing and lower interest rates.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, minority interest relating to joint ventures, and corporate owned life insurance.


Intangible Amortization

	We are amortizing our definite life intangibles over their expected useful life, ranging from three to seven years. Intangible amortization increased $5.3 million for the three months ended January 31, 2005, when compared to the same period last year. This increase was the result of the amortization expense associated with the fiscal 2002 California acquisition brand name, which is being phased out.




Recent Accounting Pronouncements

       In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in an entity's financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. See Note 2 to the "Condensed Consolidated Financial Statements" for a further description of SFAS 123R and its expected impact on our fourth quarter fiscal 2005 net income.

	In December 2004, the FASB issued Staff Position 109-1 ("FSP 109-1"), Application of FASB Statement No. 109 ("FASB No. 109"), "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of "qualified production activities income" or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Any tax benefits resulting from the new deduction will be effective for our fiscal year ending October 31, 2006. We are in the process of assessing the impact, if any, the new deduction will have on our financial statements.


Total Taxes

	Total taxes as a percentage of income before taxes increased slightly for the three months ended January 31, 2005 to 38.2% from 37.7% for the same period last year.

       Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets are recoverable regardless of future income.


Inflation

	Inflation has a long-term effect, because increasing costs of land, materials, and labor result in increasing sale prices of our homes. In general, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. In recent years, in the price ranges in which our homes sell, we have not found this risk to be a significant problem.

	Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 55% of our homebuilding cost of sales.


Mergers and Acquisitions

       On March 1, 2005, we acquired for cash the assets of Cambridge Homes, a privately held Orlando homebuilder and provider of related financial services, headquartered in Altamonte Springs, Florida. The acquisition provides us with a complementary presence to our Tampa operations in the greater Orlando market, which is the 9th largest housing market in the U.S., based on 2003 new home starts.

	The Cambridge Homes acquisition will be accounted for as a purchase, with the results of its operations included in our consolidated financial statements as of the date of the acquisition.

	On March 2, 2005, we acquired the operations of Town & Country Homes, a privately held homebuilder and land developer headquartered in Lombard, Illinois, which occurred concurrently with our entering into a joint venture agreement with affiliates of Blackstone Real Estate Advisors in New York to own and develop Town & Country's existing residential communities. The joint venture will be accounted for under the equity method. Town and Country Homes operations beyond the existing assets, as of the acquisition date, are expected to be wholly owned and included in our consolidated financial statements.

	The Town and Country acquisition provides us with a strong initial position in the greater Chicago market, which is the 6th largest housing market in the U.S., based on 2003 new home starts. This acquisition also expands our operations into the Florida markets of West Palm Beach, Boca Raton and Fort Lauderdale and bolsters our current presence in Minneapolis/St. Paul, which is the 10th largest housing market in the U.S., based on 2003 new home starts. Town & Country designs, markets and sells a diversified product portfolio in each of its markets, including single family homes and attached townhomes, as well as mid-rise condominiums in Florida. Town & Country serves a broad customer base including first-time, move-up and luxury homebuyers.



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

	Certain risks, uncertainties, and other factors are described in detail in Item 1 and 2 "Business and Properties" in our Form 10-K for the year ended October 31, 2004.




Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	The primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material.
The following table sets forth as of January 31, 2005, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

                                 As of January 31, 2005
                  --------------------------------------------------
                                Expected Maturity Date
FMV @
                     2005     2006    2007     2008    2009    2010     Thereafter   Total
1/31/05
                  -------  -------  --------  ------- -------- -------- --------- ---------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate.... $ 24,097  $   622  $140,915  $  711  $    760 $100,814 $986,230  $1,254,149
$1,315,978
   Average
   interest rate    7.84%    6.65%    10.48%   6.69%     6.17%    6.01%    7.14%       7.44%

  Variable Rate.
   Average
   Interest rate

 (1)  Does not include bonds collateralized by mortgages receivable.


Item 4.  CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2005. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.
    In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  Other Information

     Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds

       In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of Hovnanian Enterprises during the first quarter of 2005. As of January 31, 2005, we may still purchase 2,089,770 shares of Class A Common Stock under the stock repurchase program.


     Item 6.     Exhibits

                 Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

                 Exhibit 3(b) Certificate of Amendment of
                 Certificate of Incorporation of the
                 Registrant. (2)

                 Exhibit 3(c) Certificate of Amendment of
                 Certificate of Incorporation of the Registrant. (3)

                 Exhibit 3(d) Restated Bylaws of the Registrant. (4)

		     Exhibit 4(a) Indenture dated as of November 30, 2004,
                 relating to 6 1/4% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 1/4% Senior Notes due 2015. (6)

	           Exhibit 4(b) Indenture dated as of November 30, 2004,
                 relating to 6% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6% Senior Notes due 2010. (6)

                 Exhibit 10(a) Third Amendment to First Restated
                 Revolving Credit Agreement dated as of August 3, 2004, among K. Hovnanian Mortgage, Inc., and K. Hovnanian American Mortgage, LLC., Guaranty Bank, Bank of America NA, J P Morgan Chase Bank, Comerica Bank, National City
                 Bank of Kentucky, U S Bank N A, Colonial Bank NA, and Washington Mutual Bank FA (Warehouse Agreement). (5)

                 Exhibit 10(b) Fourth Amended and Restated Credit Agreement dated as of June 18, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., PNC Bank NA, Bank of America NA, Wachovia Bank NA, Bank One NA, Key Bank, National Association, and The Royal Bank of Scotland. (5)

                 Exhibit 31(a) Rule 13a-14(a)/15d-14(a)
                 Certification of Chief Executive Officer.

                 Exhibit 31(b) Rule 13a-14(a)/15d-14(a)
                 Certification of Chief Financial Officer.

                 Exhibit 32(a) Section 1350 Certification of Chief Executive Officer.

                 Exhibit 32(b) Section 1350 Certification of Chief Financial Officer.

(1)   Incorporated by reference to Exhibits to
                 Registration Statement (No. 2-85198) on
                 Form S-1 of the Registrant.


(2)	Incorporated by reference to Exhibit 4.2 to Registration
Statement (No. 333-106761) on Form S-3
of the Registrant.

           (3) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2004.

(4) Incorporated by reference to Exhibit 3.2 to Registration Statement (No. 1-08551) on
Form 8-A of the Registrant.

           (5) Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2004.

(6)	Incorporated by reference to Exhibits to Annual Report on
Form 10-K of the Registrant for the year ended October 31, 2004.




                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange
Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  March 11, 2005               /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  March 11, 2005                /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller



48