Form 10-Q/A
period 2005-01-31
HOVNANIAN ENTERPRISES INC
filed 2005-03-14
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended JANUARY 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-8551

Hovnanian Enterprises, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1851059
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

l0 Highway 35, P.O. Box 500, Red Bank, NJ	07701
(Address of Principal Executive Offices)	(Zip Code)

732-747-7800

(Registrant’s Telephone Number, Including Area Code)

Same

(Former Name, Former Address and Former Fiscal Year, if Changed

Since Last Report)

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  46,535,042 shares of Class A Common Stock and 14,683,358 shares of Class B Common Stock were outstanding as of March 1, 2005.

Explanatory Note

This Quarterly Report on Form 10-Q/A of Hovnanian Enterprises, Inc. amends Hovnanian Enterprises, Inc.’s Quarterly Report on Form 10-Q filed on March 11, 2005.  This Amendment is being filed solely to remedy formatting problems of tables within the initial 10-Q filing.  There are no changes other than these formatting changes to the initial 10-Q filing and all content and information contained in this Amendment remains the same as that which was contained in the initial 10-Q filing.  This Amendment supersedes in its entirety the initial 10-Q filing.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	January 31,	October 31,
ASSETS	2005	2004
	(unaudited)
Homebuilding:
Cash and cash equivalents	$80,152	$65,013
Inventories - At the lower of cost or fair value:
Sold and unsold homes and lots under development	1,987,502	1,785,706

Land and land options held for future development or sale	349,363	436,184

Consolidated Inventory Not Owned:
Specific performance options	3,162	11,926
Variable interest entities	165,848	201,669
Other options	112,211	31,824

Total Consolidated Inventory Not Owned	281,221	245,419

Total Inventories	2,618,086	2,467,309

Receivables, deposits, and notes	74,439	56,753

Property, plant, and equipment - net	56,053	44,137

Prepaid expenses and other assets	164,383	134,456

Goodwill	32,658	32,658

Definite life intangibles	115,870	125,492

Total Homebuilding	3,141,641	2,925,818

Financial Services:
Cash and cash equivalents	13,127	13,011
Mortgage loans held for sale	156,565	209,193
Other assets	3,896	8,245

Total Financial Services	173,588	230,449

Total Assets	$3,315,229	$3,156,267

See notes to condensed consolidated financial statements (unaudited).

	January 31,	October 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2005	2004
	(unaudited)
Homebuilding:
Nonrecourse land mortgages	$24,097	$25,687
Accounts payable and other liabilities	271,659	329,621
Customers’ deposits	91,638	80,131
Nonrecourse mortgages secured by operating properties	24,802	24,951
Liabilities from inventory not owned	139,617	68,160
Total Homebuilding	551,813	528,550
Financial Services:
Accounts payable and other liabilities	5,309	6,080
Mortgage warehouse line of credit	131,247	188,417
Total Financial Services	136,556	194,497
Notes Payable:
Revolving credit agreement		115,000
Senior notes	802,890	602,737
Senior subordinated notes	400,000	300,000
Accrued interest	17,062	15,522
Total Notes Payable	1,219,952	1,033,259
Income Taxes Payable	4,181	48,999
Total Liabilities	1,912,502	1,805,305

Minority interest from inventory not owned	122,235	155,096

Minority interest from consolidated joint ventures	3,422	3,472
Stockholders’ Equity:
Preferred Stock, $.01 par value-authorized 100,000 shares; none issued
Common Stock,Class A, $.01 par value-authorized 200,000,000 shares; issued 57,067,248 shares at January 31, 2005 and 56,797,313 shares at October 31, 2004 (including 10,395,656 shares at January 31, 2005 and October 31, 2004 held in Treasury)	571	568
Common Stock,Class B, $.01 par value (convertible to Class A at time of sale) authorized 30,000,000 shares; issued 15,375,228 shares at January 31, 2005 and 15,376,972 shares at October 31, 2004 (including 691,748 shares at January 31, 2005 and October 31, 2004 held in Treasury)	154	154
Paid in Capital	201,243	199,643
Retained Earnings	1,135,345	1,053,863
Deferred Compensation	(10,193)	(11,784)
Treasury Stock - at cost	(50,050)	(50,050)
Total Stockholders’ Equity	1,277,070	1,192,394
Total Liabilities and Stockholders’ Equity	$3,315,229	$3,156,267

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands Except Per Share Data)

(Unaudited)

	Three Months Ended
	January 31,
	2005	2004

Revenues:
Homebuilding:
Sale of homes	$1,015,969	$757,273
Land sales and other revenues	27,984	3,169
Total Homebuilding	1,043,953	760,442
Financial Services	14,193	14,773
Total Revenues	1,058,146	775,215
Expenses:
Homebuilding:
Cost of sales, excluding interest	771,256	563,935
Cost of sales interest	12,969	11,943
Total Cost of Sales	784,225	575,878

Selling, general and administrative	98,738	71,793
Inventory impairment loss	498	58
Total Homebuilding	883,461	647,729

Financial Services	9,920	8,027

Corporate General and Administrative	15,878	14,524

Interest	4,953	5,000

Other Operations	1,940	2,432

Intangible Amortization	10,088	4,808
Total Expenses	926,240	682,520
Income Before Income Taxes	131,906	92,695
State and Federal Income Taxes:
State	5,446	6,240
Federal	44,978	28,744
Total Taxes	50,424	34,984
Net Income	$81,482	$57,711
Per Share Data:
Basic:
Income per common share	$1.31	$.92
Weighted average number of common shares outstanding	62,240	62,430
Assuming dilution:
Income per common share	$1.25	$.87
Weighted average number of common shares outstanding	65,419	66,470

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars In Thousands)

(Unaudited)

	A Common Stock		B Common Stock
	Shares		Shares
	Issued and		Issued and		Paid-In	Retained	Deferred	Treasury
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Comp.	Stock	Total
Balance, October 31, 2004	46,401,657	$568	14,685,224	$154	$199,643	$1,053,863	$(11,784)	$(50,050)	$1,192,394

Sale of common stock under employee stock option plan	74,250	1			3,365				3,366

Stock Bonus issuances	193,941	2			(1,491)		289		(1,200)

Restricted Stock granted					(274)				(274)

Amortization of Restricted Stock							1,302		1,302
Conversion of Class B to Class A common stock	1,744		(1,744)

Net Income						81,482			81,482
Balance, January 31, 2005	46,671,592	$571	14,683,480	$154	$201,243	$1,135,345	$(10,193)	$(50,050)	$1,277,070

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands - unaudited)

	Three Months Ended
	January 31,
	2005	2004
Cash Flows From Operating Activities:
Net Income	$81,482	$57,711
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	1,620	1,494
Intangible amortization	10,088	4,808
Loss on sale and retirement of property and assets	41	4
Deferred income taxes	(7,394)	(3,920)
Impairment losses	498	58
Decrease (increase) in assets:
Mortgage notes receivable	52,665	102,171
Receivables, prepaids and other assets	(37,745)	(38,078)
Inventories	(112,248)	(260,030)
(Decrease) increase in liabilities:
State and Federal income taxes	(34,393)	15,105
Tax effect from exercise of stock options	(3,031)	(180)
Customers’ deposits	11,366	3,941
Interest and other accrued liabilities	(22,866)	(17,692)
Post development completion costs	1,509	(2,009)
Accounts payable	(35,960)	8,840
Net cash (used in) operating activities	(94,368)	(127,777)
Cash Flows From Investing Activities:
Net proceeds from sale of property and assets	35	245
Purchase of property, equipment and other fixed assets and acquisitions of homebuilding companies	(13,478)	(44,271)
Net returns of capital from unconsolidated affiliates	(6,156)	4,370
Net cash (used in) investing activities	(19,599)	(39,656)
Cash Flows From Financing Activities:
Proceeds from mortgages and notes	449,005	370,009
Proceeds from senior debt	200,000	215,000
Proceeds from senior subordinated debt	100,000
Principal payments on mortgages and notes	(622,977)	(425,909)
Proceeds from sale of stock and employee stock plan	3,194	1,500
Net cash provided by financing activities	129,222	160,600
Net Increase (Decrease) in Cash	15,255	(6,833)
Cash and Cash Equivalents Balance, Beginning Of Period	78,024	128,221
Cash and Cash Equivalents Balance, End Of Period	$93,279	$121,388
Supplemental Disclosures of Cash Flow
Cash paid during the year for:
Interest	$17,668	$13,035
Income taxes	$92,210	$23,798
Supplemental disclosures of noncash operating activities:
Consolidated Inventory Not Owned:
Specific performance options	$2,941	$28,867
Variable interest entities	150,793	191,588
Other options	109,696	34,054
Total Inventory Not Owned	$263,430	$254,509

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

             In March 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend of Class A and Class B Common Stock payable to stockholders of record on March 19, 2004.  The additional shares were distributed on March 26, 2004.  All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split.  There was no net effect on total stockholders’ equity as a result of the stock split.

             Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Stock-Based Compensation Plans — SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) established a fair value based method of accounting for stock-based compensation plans, including stock options and non-vested stock. Under SFAS 123, registrants may elect to continue accounting for stock-based compensation plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), but are required to provide pro forma net income and earnings per share information “as if” the fair value approach had been adopted. We continue to account for our stock-based compensation plans under APB 25. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.  However, for non-vested stock, compensation expense equal to the market price of the stock on the grant date is recognized ratably over the vesting period.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”).  SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock-based compensation expense.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements.

             For purposes of pro forma disclosures, the estimated fair value of the options using Black-Scholes is amortized to expense over the options’ vesting period.  Our pro forma information follows (dollars in thousands except for earnings per share information):

	Three Months Ended
	January 31, 2005	January 31, 2004

Net income to common shareholders; as reported	$81,482	$57,711

Deduct: total stock-based employee compensation expense determined using Black-Scholes fair value based method for all awards	1,352	821
Pro forma net income	$80,130	$56,890
Pro forma basic earnings per share	$1.29	$0.91
Basic earnings per share as reported	$1.31	$0.92
Pro forma diluted earnings per share	$1.22	$0.86
Diluted earnings per share as Reported	$1.25	$0.87

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148.  This statement requires that the cost resulting from all share-based payment transactions be recognized in an entity’s financial statements.  This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

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

             3.  Interest costs incurred, expensed and capitalized were:

	Three Months Ended January 31,
	2005	2004
	(Dollars in Thousands)
Interest Capitalized at Beginning of Period	$37,465	$24,833
Plus Interest Incurred(1)(2)	21,044	21,587
Less Cost of Sales Interest Expensed (2)	12,969	11,943
Less Other Interest Expensed(2)	4,953	5,000
Interest Capitalized at End of Period (2)	$40,587	$29,477

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

5.  In accordance with Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment of or Disposal of Long Lived Assets”, we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase.  We wrote off such costs in the amount of $0.5 million and $0.1 million during the three months ended January 31, 2005 and 2004, respectively.  Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as “Homebuilding-Inventory Impairment Loss.”

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

	Three Months Ended January 31,
	2005	2004
	(Dollars in Thousands)

Balance, beginning of period	$64,922	$39,532
Company acquisitions
Additions	13,337	8,179
Charges incurred	(4,143)	(4,216)

Balance, end of period	$74,116	$43,495

7.  We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

8.  As of January 31, 2005 and October 31, 2004, respectively, we are obligated under various performance letters of credit amounting to $213.4 million and $180.6 million.

9.  Our amended and restated unsecured Revolving Credit Agreement (“Agreement”) with a group of banks provides a revolving credit line of $900 million through July 2008.  The facility contains an accordion feature under which the aggregate commitment can be increased to $1.0 billion subject to the availability of additional commitments.  Interest is payable monthly at various rates of either the prime rate or a spread over LIBOR ranging from 1.10% to 2.00% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement.  In addition, we pay a fee ranging from 0.20% to 0.40% per annum, depending on our Consolidated Leverage Ratio and the weighted average unused portion of the revolving credit line.  Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, is a guarantor under the Agreement.  As of January 31, 2005 and October 31, 2004, the outstanding balances under the Agreement were zero and $115 million, respectively.

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

12.  Variable Interest Entities - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur.  If an entity is deemed to be a VIE, pursuant to FIN

46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.  FIN 46 was effective immediately for VIEs created after January 31, 2003.  Pursuant to FASB revision to FIN 46 (“FIN 46R”), issued in December 2003, our Company was not required to apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until our quarter ended April 30, 2004 for VIEs created before February 1, 2003.  In accordance with FIN 46R, we have fully implemented FIN 46 as of April 30, 2004.

             Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph.  We are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur.  For each VIE created with a significant nonrefundable option fee, we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46.  If we are deemed to be the primary beneficiary of the VIE we consolidate it on our balance sheet.  The fair value of the VIEs inventory is reported as “Consolidated Inventory Not Owned — Variable Interest Entities”.

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

             At January 31, 2005, all VIEs we were required to consolidate were a result of our options to purchase land or lots from the selling entities.  We paid cash or issued letters of credit deposits to these twenty-three VIEs totaling $22.8 million.  Our option deposits represent our maximum exposure to loss.  The fair value of the property owned by these VIEs was $165.8 million.  Because we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $122.2 million, was reported on the balance sheet as “Minority interest from inventory not owned”.  Creditors of these VIEs have no recourse against our Company.

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

13.  Investments in Unconsolidated Homebuilding and Land Development Joint Ventures - We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base.  Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers.  Our land development joint ventures include those entered into with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture’s members or other third parties.  The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	January 31,	October 31,
	2005	2004
	(In Thousands)
Assets:
Cash	$39,625	$30,519
Inventories	204,805	176,360
Other assets	7,022	5,477

Total assets	$251,452	$212,356

Liabilities and Equity:
Accounts payable and accrued liabilities	$42,234	$39,065
Notes payable	92,970	82,742
Equity	116,248	90,549

Total liabilities and equity	$251,452	$212,356

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

	Three Months Ended January 31,
	2005	2004
Revenues	$13,091	$3,812
Cost of sales and expenses	(11,071)	(4,142)

Net income (loss)	$2,020	$(330)

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

14.  Recent Accounting Pronouncements — In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148.  This statement requires that the cost resulting from all share-based payment transactions be recognized in an entity’s financial statements.  This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.  See Note 2 for a further description of SFAS 123R and its expected impact on our fourth quarter fiscal 2005 net income.

In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109 (“FASB No. 109”), “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities.  When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income.  FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return.  Any tax benefits resulting from the new deduction will be effective for our fiscal year ending October 31, 2006.  We are in the process of assessing the impact, if any, the new deduction will have on our financial statements.

15.  Intangible Assets — Except for goodwill, the intangible assets recorded on our balance sheet are definite life intangibles, which include tradenames, architectural designs, distribution processes, and contractual agreements.  We no longer amortize goodwill, but instead assess it periodically for impairment.  We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

16.  Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock.  One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of January 31, 2005 had issued and outstanding approximately $400 million of Senior Subordinated Notes, $805.3 million face value of Senior Notes, and zero drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary engaged in homebuilding activity in Poland, our Title Insurance subsidiaries, and joint ventures (collectively, the “Non-guarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligation of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Agreement.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

CONDENSED CONSOLIDATING BALANCE SHEET

JANUARY 31, 2005

(Dollars in Thousands)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Homebuilding	$54	$120,731	$2,940,154	$80,702	$	$3,141,641
Financial Services			100	173,488		173,588
Investments in and amounts due to and from consolidated subsidiaries	1,316,608	1,186,429	(1,421,091)	(56,771)	(1,025,175)

Total Assets	$1,316,662	$1,307,160	$1,519,163	$197,419	$(1,025,175)	$3,315,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding	$	$2	$549,621	$2,190		$551,813
Financial Services			289	136,267		136,556
Notes Payable		1,218,570	(23,419)	24,801		1,219,952
Income Taxes Payable (Receivable)	39,592	2,000	(38,147)	736		4,181
Minority Interest			122,235	3,422		125,657
Stockholders’ Equity	1,277,070	86,588	908,584	30,003	(1,025,175)	1,277,070

Total Liabilities and Stockholders’ Equity	$1,316,662	$1,307,160	$1,519,163	$197,419	$(1,025,175)	$3,315,229

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

OCTOBER 31, 2004

(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
					Eliminations		Consolidated

Assets
Homebuilding	$(99)	$51,441	$2,804,800	$69,676	$		$2,925,818
Financial Services			149	230,300			230,449
Investments in and amounts due to and from consolidated subsidiaries	1,262,169	1,037,671	(1,319,839)	(41,423)	(938,578)

Total Assets	$1,262,070	$1,089,112	$1,485,110	$258,553		$(938,578)	$3,156,267

Liabilities
Homebuilding	$	$149	$526,278	$2,123	$		$528,550
Financial Services			(1)	194,498			194,497
Notes Payable		1,032,259	(28,324)	29,324			1,033,259
Income Taxes Payable (Receivables)	69,676	1,961	(23,579)	941			48,999
Minority Interest			155,096	3,472			158,568
Stockholders’ Equity	1,192,394	54,743	855,640	28,195	(938,578)		1,192,394

Total Liabilities and Stockholders’ Equity	$1,262,070	$1,089,112	$1,485,110	$258,553		$(938,578)	$3,156,267

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2005

(Dollars in Thousands)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$42	$1,043,183	$728	$	$1,043,953
Financial Services			1,029	13,164		14,193
Intercompany Charges		48,397	48,985		(97,382)
Equity In Pretax Income of Consolidated Subsidiaries	131,906				(131,906)

Total Revenues	131,906	48,439	1,093,197	13,892	(229,288)	1,058,146

Expenses:
Homebuilding		(545)	938,605	1,171	(22,911)	916,320
Financial Services			730	10,075	(885)	9,920

Total Expenses		(545)	939,335	11,246	(23,796)	926,240

Income (Loss) Before Income Taxes	131,906	48,984	153,862	2,646	(205,492)	131,906

State and Federal Income Taxes	50,424	17,098	54,923	4,158	(76,179)	50,424

Net Income (Loss)	$81,482	$31,886	$98,939	$(1,512)	$(129,313)	$81,482

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2004

(Dollars in Thousands)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$109	$752,316	$8,100	$(83)	$760,442
Financial Services			952	13,821		14,773
Intercompany Charges		16,284	31,116		(47,400)
Equity In Pretax Income of Consolidated Subsidiaries	92,695				(92,695)

Total Revenues	92,695	16,393	784,384	21,921	(140,178)	775,215

Expenses:
Homebuilding		(225)	703,765	6,665	(35,712)	674,493
Financial Services			490	8,643	(1,106)	8,027

Total Expenses		(225)	704,255	15,308	(36,818)	682,520

Income (Loss) Before Income Taxes	92,695	16,618	80,129	6,613	(103,360)	92,695

State and Federal Income Taxes	34,984	5,816	30,276	2,624	(38,716)	34,984

Net Income (Loss)	$57,711	$10,802	$49,853	$3,989	$(64,644)	$57,711

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2005

(Dollars in Thousands)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net Income	$81,482	$31,886	$98,939	$(1,512)	$(129,313)	$81,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(25,443)	(1,330)	(321,900)	43,510	129,313	(175,850)

Net Cash Provided By (Used In) Operating Activities	56,039	30,556	(222,961)	41,998		(94,368)

Net Cash (Used In) Investing Activities	(1,600)		(17,964)	(35)		(19,599)

Net Cash Provided By (Used In) Financing Activities		185,000	1,427	(57,205)		129,222

Intercompany Investing and Financing Activities — Net	(54,439)	(148,758)	187,849	15,348

Net Increase (Decrease) In Cash		66,798	(51,649)	106		15,255
Balance, Beginning of Period	15	29,369	35,441	13,199		78,024

Cash and Cash Equivalents Balance, End of Period	$15	$96,167	$(16,208)	$13,305	$	$93,279

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31, 2004

(Dollars in Thousands)

				Non-
		Subsidiary	Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net Income	$57,711	$10,802	$49,853	$3,989	$(64,644)	$57,711
Adjustments to reconcile net income to net cash provided by (used in) operating activities	54,458	2,120	(407,690)	100,980	64,644	(185,488)

Net Cash Provided By (Used In) Operating Activities	112,169	12,922	(357,837)	104,969		(127,777)

Net Cash (Used In) Investing Activities	(18,985)		(20,571)	(100)		(39,656)

Net Cash Provided By(Used In) Financing Activities	2,512	215,000	2,895	(59,807)		160,600

Intercompany Investing and Financing Activities — Net	(95,696)	(243,950)	380,994	(41,348)

Net Increase (Decrease) In Cash		(16,028)	5,481	3,714		(6,833)
Balance, Beginning of Period	15	135,846	(14,372)	6,732		128,221

Cash and Cash Equivalents Balance, End of Period	$15	$119,818	$(8,891)	$10,446	$	$121,388

17.  Subsequent Events — On March 1, 2005, we acquired for cash the assets of Cambridge Homes, a privately held Orlando homebuilder and provider of related financial services, headquartered in Altamonte Springs, Florida.  The acquisition provides us with a complementary presence to our Tampa operations in the greater Orlando market, which is the 9th largest housing market in the U.S., based on 2003 new home starts.

             The Cambridge Homes acquisition will be accounted for as a purchase, with the results of its operations included in our consolidated financial statements as of the date of the acquisition.

             On March 2, 2005, we acquired the operations of Town & Country Homes, a privately held homebuilder and land developer headquartered in Lombard, Illinois, which occurred concurrently with our entering into a joint venture agreement with affiliates of Blackstone Real Estate Advisors in New York to own and develop Town & Country’s existing residential communities.  The joint venture will be accounted for under the equity method.  Town and Country Homes operations beyond the existing assets, as of the acquisition date, are expected to be wholly owned and included in our consolidated financial statements.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

             Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

             Business Combinations – When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations”.  Under SFAS No. 141 (for acquisitions subsequent to June 30, 2001) and APB 16 (for acquisitions prior to June 30, 2001) we record as our cost the estimated fair value of the acquired assets less liabilities assumed.  Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as goodwill.  The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

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

             Insurance Deductible Reserves – For fiscal 2005, our deductible is $500,000 per occurrence for worker’s compensation and $5 million per occurrence for general liability insurance.  Reserves have been established based upon actuarial analysis of estimated losses incurred during 2005 and 2004.

             Interest - Costs related to properties under development are capitalized during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold.  Costs related to properties not under development are charged to interest expense.

             Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option.  In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 “Accounting for Product Financing Arrangements” (“SFAS 49”),  SFAS No. 98  “Accounting for Leases” (“SFAS 98”), and Emerging Issues Task Force (“EITF”) No. 97-10 “The Effects of Lessee Involvement in Asset Construction” (“EITF 97-10”), we record on the Consolidated Balance Sheet specific performance options, options with variable interest entities, and other options under Consolidated inventory not owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

             Intangible Assets – Except for goodwill, the intangible assets recorded on our balance sheet are definite life intangibles, which include tradenames, architectural designs, distribution processes, and contractual agreements.  We no longer amortize goodwill, but instead assess it periodically for impairment.  We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

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

             Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement (the “Agreement”) that provides a revolving credit line and letter of credit line of $900 million through July 2008.  The facility contains an accordion feature under which the aggregate commitment can be increased to $1.0 billion subject to the availability of additional commitments.  Interest is payable monthly at various rates of either the prime rate or a spread over LIBOR ranging from 1.10% to 2.00% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement.  In addition, we pay a fee ranging from 0.20% to 0.40% per annum, depending on our Consolidated Leverage Ratio and the weighted average unused portion of the revolving credit line.  At January 31, 2005, there was zero drawn under this Agreement and we had approximately $80.2 million of homebuilding cash.  At January 31, 2005, we had issued $213.4 million of letters of credit which reduces cash available under the Agreement.  We believe that we will be able either to extend the Agreement beyond July 2008 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility.  We currently are in compliance and intend to maintain compliance with the covenants under the Agreement.  We and each of our significant subsidiaries, except for our title insurance and home mortgage subsidiaries and joint ventures, is a guarantor under the Agreement.

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

             Our mortgage banking subsidiary’s warehouse agreement was amended on August 3, 2004.  Pursuant to the agreement, we may borrow up to $250 million.  The agreement expires in July 2005 and interest is payable monthly at the Eurodollar Rate plus 1.25%.  We believe that we will be able either to extend this agreement beyond July 2005 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility.  As of January 31, 2005, the aggregate principal amount of all borrowings under this agreement was $131.2 million.

Total inventory increased $115.0 million during the three months ended January 31, 2005.  This increase excluded the increase in consolidated inventory not owned of $35.8 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49,

SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46.  See “Notes to Condensed Consolidated Financial Statements” — Note 12 for additional information on FIN 46.  Total inventory in our Northeast Region increased $24.5 million, the Southeast Region increased $81.9 million, the Southwest Region increased $15.6 million, and our West Region decreased $8.0 million; however, if you exclude the impact of property that was owned at October 31, 2004, but is now under option and included in Inventory not owned — Other Options, our West Region increased $71.6 million.  The increase in inventory was primarily the result of future planned organic growth in our existing markets.  Substantially all homes under construction or completed and included in inventory at January 31, 2005 are expected to be closed during the next twelve months.  Most inventory completed or under development is financed through our line of credit, and senior and senior subordinated indebtedness.

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

		Active	Proposed	Grand
	Active	Communities	Developable	Total
	Communities	Homes	Homes	Homes
January 31, 2005:

Northeast Region	30	7,054	21,107	28,161
Southeast Region	123	12,031	19,176	31,207
Southwest Region	86	10,865	11,301	22,166
West Region	54	11,118	8,275	19,393
	293	41,068	59,859	100,927
Owned		22,283	4,219	26,502
Optioned		18,785	55,640	74,425

Total		41,068	59,859	100,927

		Active	Proposed	Grand
	Active	Communities	Developable	Total
	Communities	Homes	Homes	Homes
October 31, 2004:

Northeast Region	28	7,163	21,160	28,323
Southeast Region	113	12,124	19,697	31,821
Southwest Region	85	10,859	9,205	20,064
West Region	49	11,277	8,455	19,732
	275	41,423	58,517	99,940
Owned		20,713	6,024	26,737
Optioned		20,710	52,493	73,203
Total		41,423	58,517	99,940

             Homes in active communities under contract at January 31, 2005 and October 31, 2004 were 6,522 and 6,621, respectively.  Such amounts do not include our build on your own lot contracts or contracts from our unconsolidated joint ventures.

             The following table summarizes our started or completed unsold homes and models:

	January 31,			October 31,
	2005			2004
	Unsold			Unsold
	Homes	Models	Total	Homes	Models	Total

Northeast Region	99	38	137	77	39	116
Southeast Region	342	35	377	222	35	257
Southwest Region	725	67	792	683	78	761
West Region	500	165	665	329	160	489

Total	1,666	305	1,971	1,311	312	1,623

             Receivables, deposits, and notes increased $17.7 million to $74.4 million at January 31, 2005.  The increase was primarily due to the timing of cash received from homes that closed at the end of January 2005.  Receivables from home sales amounted to $27.3 million and $17.6 million at January 31, 2005 and October 31, 2004, respectively.

             Prepaid expenses and other assets are as follows:

	January 31,	October 31,	Dollar
	2005	2004	Change
Prepaid insurance	$12,320	$	$12,320
Prepaid project costs	50,729	48,695	2,034
Investment in joint ventures	47,047	40,840	6,207
Senior residential rental properties	8,741	8,830	(89)
Other prepaids	23,319	16,632	6,687
Other assets	22,227	19,459	2,768
	$164,383	$134,456	$29,927

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

Definite life intangibles decreased $9.6 million to $115.9 million at January 31, 2005.  The decrease was the result of the intangible amortization during the first quarter of $10.1 million offset slightly by increased intangibles generated from contingent payments related to past acquisitions.  For any acquisition, professionals are hired to appraise all acquired intangibles.  See “- Critical Accounting Policies — Intangible Assets” above for additional information on intangibles.  For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.

             Accounts payable and other liabilities are as follows:

	January 31,	October 31,	Dollar
	2005	2004	Change
Accounts payable	$77,971	$113,866	$(35,895)
Reserves	81,356	72,289	9,067
Accrued expenses	27,011	28,016	(1,005)
Accrued compensation	49,005	78,283	(29,278)
Property secured by a mortgage	11,750	11,750
Other liabilities	24,566	25,417	(851)
	$271,659	$329,621	$(57,962)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2004

Total Revenues:

             Compared to the same prior period, revenues increased as follows:

	Three Months Ended
	January 31,	January 31,	Dollar	Percentage
	2005	2004	Change	Change
	(Dollars In Thousands)
Homebuilding:
Sale of homes	$1,015,969	$757,273	$258,696	34%
Land sales and other revenues	27,984	3,169	24,815	783%
Financial Services	14,193	14,773	(580)	-4%
Total Revenues	$1,058,146	$775,215	$282,931	36%

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

Information on homes delivered by market area is set forth below:

	Three Months Ended
	January 31,
	2005	2004
	(Dollars in Thousands)
Northeast Region:
Dollars	$238,461	$191,908
Homes	687	640

Southeast Region:
Dollars	$263,834	$191,062
Homes	902	787

Southwest Region:
Dollars	$135,911	$127,814
Homes	715	724

West Region:
Dollars	$377,763	$246,489
Homes	962	750

Consolidated Total:
Dollars	$1,015,969	$757,273
Homes	3,266	2,901

Unconsolidated Joint
Ventures:
Dollars	$11,585	$2,826
Homes	22	10

Totals:
Housing Revenues	$1,027,554	$760,099
Homes Delivered	3,288	2,911

             An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries.  Our sales contracts and homes in contract backlog using base sales prices by market area are set forth below:

	Sales Contracts for the
	Three Months Ended		Contract Backlog
	January 31,		as of January 31,
	2005	2004	2005	2004
	(Dollars in Thousands)
Northeast Region (1):
Dollars	$189,605	$203,484	$720,675	$611,901
Homes	522	631	2,091	2,190

Southeast Region:
Dollars	$284,882	$241,067	$792,979	$650,934
Homes	849	867	2,346	2,303

Southwest Region:
Dollars	$165,048	$121,177	$197,285	$153,397
Homes	897	723	1,106	988

West Region:
Dollars	$354,124	$299,020	$764,697	$326,848
Homes	906	912	1,861	955

Consolidated Total:
Dollars	$993,659	$864,748	$2,475,635	$1,743,080
Homes	3,174	3,133	7,404	6,436

Unconsolidated Joint
Ventures:
Dollars	$41,347	$50,991	$239,851	$64,043
Homes	66	92	399	118

Totals:
Dollars	$1,035,006	$915,739	$2,715,486	$1,807,123
Homes	3,240	3,225	7,803	6,554

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

             Cost of sales includes expenses for housing and land and lot sales.  A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended
	January 31,
	2005	2004
	(Dollars in Thousands)

Sale of Homes	$1,015,969	$757,273
Cost of Sales, excluding Interest	757,085	562,900
Housing Gross Margin, before Interest expense	$258,884	$194,373
Cost of Sales Interest	12,969	11,943
Housing Gross Margin, After interest expense	$245,915	$182,430
Gross Margin Percentage, Before interest expense	25.5%	25.7%

Gross Margin Percentage, After interest expense	24.2%	24.1%

             Cost of Sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended
	January 31,
	2005	2004
Sale of Homes	100.0%	100.0%
Cost of Sales, excluding Interest:
Housing, land & development costs	66.1%	66.2%
Commissions	2.1%	2.2%
Financing concessions	0.9%	1.0%
Overheads	5.4%	4.9%
Total Cost of Sales, before Interest expense	74.5%	74.3%
Gross Margin Percentage, Before interest expense	25.5%	25.7%
Cost of Sales interest	1.3%	1.6%
Gross Margin Percentage, After interest expense	24.2%	24.1%

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

Land Sales and Other Revenues:

             Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended
	January 31,
	2005	2004

Land and Lot Sales	$23,004	$1,139
Cost of Sales	14,171	1,035
Land and Lot Sales Gross Margin	8,833	104

             Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.

Financial Services

             Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities.  For the three months ended January 31, 2005, financial services provided a $4.3 million profit before income taxes, compared to a profit of $6.7 million for the same period in 2004.  The decrease in pretax profit for the three months ended January 31, 2005 is primarily due to reduced spreads resulting from the steady rise in homebuyers choosing to use Adjustable Rate Mortgage (ARM) products which historically are less profitable to originate and lower gross spreads due to increased competition for purchase mortgages as the market for refinancing mortgages has significantly declined.

Corporate General and Administrative

             Corporate general and administrative expenses represents the operations at our headquarters in Red Bank, New Jersey.  Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety.  As a percentage of total revenues, such expenses decreased to 1.5% for the three months ended January 31, 2005 from 1.9% for the prior year’s three months.  Corporate general and administrative expenses increased $1.4 million during the three months ended January 31, 2005, compared to the same periods last year.  The increase in corporate general and administrative expenses is primarily attributed to additional salary and employee expense due to increased headcount as our company continues to grow.

Interest

Interest expense includes housing, and land and lot interest that is capitalized while the land and homes are developed and expensed with the sold land and homes, as well as other interest. See Note 3 to the “Condensed Consolidated Financial Statements” for detail on interest incurred, expensed, and capitalized.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148.  This statement requires that the cost resulting from all share-based payment transactions be recognized in an entity’s financial statements.  This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.  See Note 2 to the “Condensed Consolidated Financial Statements” for a further description of SFAS 123R and its expected impact on our fourth quarter fiscal 2005 net income.

             In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109 (“FASB No. 109”), “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities.  When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income.  FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return.  Any tax benefits resulting from the new deduction will be effective for our fiscal year ending October 31, 2006.  We are in the process of assessing the impact, if any, the new deduction will have on our financial statements.

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

             On March 2, 2005, we acquired the operations of Town & Country Homes, a privately held homebuilder and land developer headquartered in Lombard, Illinois, which occurred concurrently with our entering into a joint venture agreement with affiliates of Blackstone Real Estate Advisors in New York to own and develop Town & Country’s existing residential communities.  The joint venture will be accounted for under the equity method.  Town and Country Homes operations beyond the existing assets, as of the acquisition date, are expected to be wholly owned and included in our consolidated financial statements.

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

Safe Harbor Statement

All statements in this Form 10-Q that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in, or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved.  Such risks, uncertainties and other factors include, but are not limited to:

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

                •  Shortages in, and price fluctuations of, raw materials and labor;

                •  The availability and cost of suitable land and improved lots;

                •  Levels of competition;

                •  Availability of financing to the Company;

                •  Utility shortages and outages or rate fluctuations; and

                •  Geopolitical risks, terrorist acts and other acts of war.

             Certain risks, uncertainties, and other factors are described in detail in Item 1 and 2 “Business and Properties” in our Form 10-K for the year ended October 31, 2004.

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

	As of January 31, 2005
	Expected Maturity Date
									FMV @
	2005	2006	2007	2008	2009	2010	Thereafter	Total	1/31/05
	(Dollars in Thousands)
Long Term Debt(1):
Fixed Rate	$24,097	$622	$140,915	$711	$760	$100,814	$986,230	$1,254,149	$1,315,978
Average interest rate	7.84%	6.65%	10.48%	6.69%	6.17%	6.01%	7.14%	7.44%

Variable Rate
Average Interest rate

 (1)  Does not include bonds collateralized by mortgages receivable.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2005. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 2.  Unregistered Sales of Equity Securities andUse of Proceeds

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

HOVNANIAN ENTERPRISES, INC.
(Registrant)

DATE: March 14, 2005	/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer

DATE: March 14, 2005	/S/PAUL W. BUCHANAN
Paul W. Buchanan,
Senior Vice President
Corporate Controller