Form 10-Q
period 2005-04-05
HOVNANIAN ENTERPRISES INC
filed 2005-06-09
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q


(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 2005 or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,076,426 shares of Class A Common Stock and 14,681,657 shares of Class B Common Stock were outstanding as of June 1, 2005.


                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10-Q

                                     INDEX

                                                               PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Condensed Consolidated Balance Sheets as of April 30,
                2005 (unaudited) and October 31, 2004                 3

              Condensed Consolidated Statements of Income for the
                three and six months ended April 30, 2005 and
                2004 (unaudited)                                      5

              Condensed Consolidated Statement of Stockholders'
                Equity for the six months ended
                April 30, 2005 (unaudited)                            6

              Condensed Consolidated Statements of Cash Flows for
                the six months ended April 30, 2005
                and 2004 (unaudited)                                  7

              Notes to Condensed Consolidated Financial
                Statements (unaudited)                                8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                        22

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                    39

     Item 4.  Controls and Procedures                                40

PART II.  Other Information
     Item 1.  Legal Proceedings                                      40

     Item 2.  Unregistered Sales of Equity Securities and
                Use of Proceeds                                      41

     Item 4.  Submission of Matters to a Vote of Security
                Holders                                              42

     Item 6.  Exhibits                                               42

Signatures                                                           44



                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                 April 30,     October 31,
          ASSETS                                    2005          2004
                                                -----------    -----------
                                                (unaudited)
Homebuilding:
  Cash and cash equivalents.................... $    41,533    $    65,013
                                                -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development..............................   2,058,138      1,785,706
                                                -----------    -----------
    Land and land options held for future
      development or sale......................     446,150        436,184
                                                -----------    -----------
    Consolidated Inventory Not Owned:
      Specific performance options.............      38,637         11,926
      Variable interest entities...............     124,940        201,669
      Other options............................     117,677         31,824
                                                -----------    -----------
       Total Consolidated Inventory Not Owned..     281,254        245,419
                                                -----------    -----------
      Total Inventories........................   2,785,542      2,467,309
                                                -----------    -----------

  Receivables, deposits, and notes ............      75,351         56,753
                                                -----------    -----------

  Property, plant, and equipment - net.........      71,589         44,137
                                                -----------    -----------

  Prepaid expenses and other assets............     213,568        134,456
                                                -----------    -----------

  Goodwill.....................................      32,658         32,658
                                                -----------    -----------

  Definite life intangibles....................     131,395        125,492
                                                -----------    -----------
      Total Homebuilding.......................   3,351,636      2,925,818
                                                -----------    -----------

Financial Services:
  Cash and cash equivalents....................      11,103         13,011
  Mortgage loans held for sale.................     156,756        209,193
  Other assets.................................       5,490          8,245
                                                -----------    -----------
      Total Financial Services.................     173,349        230,449
                                                -----------    -----------
Income Taxes Receivable - Including Deferred
  Tax Benefits.................................      49,554              -
                                                -----------    -----------
Total Assets................................... $ 3,574,539    $ 3,156,267
                                                ===========    ===========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                     April 30,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2005        2004
                                                    -----------  -----------
                                                    (unaudited)
Homebuilding:
  Nonrecourse land mortgages....................... $    33,419  $    25,687
  Accounts payable and other liabilities...........     309,986      329,621
  Customers' deposits..............................     110,790       80,131
  Nonrecourse mortgages secured by operating
    Properties.....................................      24,650       24,951
  Liabilities from inventory not owned.............     162,326       68,160
                                                    -----------  -----------
      Total Homebuilding...........................     641,171      528,550
                                                    -----------  -----------
Financial Services:
  Accounts payable and other liabilities...........       5,816        6,080
  Mortgage warehouse line of credit................     124,326      188,417
                                                    -----------  -----------
      Total Financial Services.....................     130,142      194,497
                                                    -----------  -----------
Notes Payable:
  Revolving credit agreement.......................     105,100      115,000
  Senior notes.....................................     803,046      602,737
  Senior subordinated notes........................     400,000      300,000
  Accrued interest.................................      21,116       15,522
                                                    -----------  -----------
      Total Notes Payable..........................   1,329,262    1,033,259
                                                    -----------  -----------
Income Taxes Payable...............................           -       48,999
                                                    -----------  -----------
      Total Liabilities............................   2,100,575    1,805,305
                                                    -----------  -----------

Minority interest from inventory not owned.........      98,188      155,096
                                                    -----------  -----------

Minority interest from consolidated joint ventures.       3,447        3,472
                                                    -----------  -----------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; none issued.............................
  Common Stock,Class A,$.01 par value-authorized
    200,000,000 shares; issued 57,421,990 shares at
    April 30, 2005 and 56,797,313 shares at October 31,
    2004 (including 10,695,656 shares at April 30, 2005
    and 10,395,656 shares at October 31, 2004 held in
    Treasury).......................................        574          568
  Common Stock,Class B,$.01 par value (convertible to
    Class A at time of sale) authorized 30,000,000
    shares; issued 15,373,497 shares at April 30, 2005
    and 15,376,972 shares at October 31, 2004 (including
    691,748 shares at April 30, 2005 and October 31,
    2004 held in Treasury)..............                    154          154
  Paid in Capital...................................    205,197      199,643
  Retained Earnings.................................  1,241,481    1,053,863
  Deferred Compensation.............................     (9,093)     (11,784)
  Treasury Stock - at cost..........................    (65,984)     (50,050)
                                                    -----------  -----------
      Total Stockholders' Equity....................  1,372,329    1,192,394
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity..........$ 3,574,539  $ 3,156,267
                                                    ===========  ===========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                           Three Months Ended      Six Months
Ended
                                               April 30,              April 30,
                                        ----------------------  ----------------------
                                            2005       2004         2005        2004
                                        ----------  ----------  ----------  ----------
Revenues:
  Homebuilding:
    Sale of homes...................... $1,189,672  $  900,943  $2,205,641  $1,658,216
    Land sales and other revenues......     10,668       4,395      36,502       7,564
                                        ----------  ----------  ----------  ----------
      Total Homebuilding...............  1,200,340     905,338   2,242,143   1,665,780
  Financial Services...................     16,269      13,470      30,462      28,243
                                        ----------  ----------  ----------  ----------
      Total Revenues...................  1,216,609     918,808   2,272,605   1,694,023
                                        ----------  ----------  ----------  ----------
Expenses:
  Homebuilding:
    Cost of sales, excluding interest..    876,827     674,106   1,648,083   1,238,041
    Cost of sales interest.............     14,863      13,847      27,832      25,790
                                        ----------  ----------  ----------  ----------
      Total Cost of Sales..............    891,690     687,953   1,675,915   1,263,831

    Selling, general and administrative    106,704      80,512     203,292     152,305
    Inventory impairment loss..........      1,500         734       1,998         792
                                        ----------  ----------  ----------  ----------
      Total Homebuilding...............    999,894     769,199   1,881,205   1,416,928

  Financial Services...................     11,467       8,670      21,387      16,697

  Corporate General and Administrative.     14,916      14,694      30,794      29,218

  Other Interest.......................      4,140       5,249       9,093      10,249

  Expenses Related to Extinguishment
    Of Debt............................          -         934           -         934

  Other Operations.....................      1,279       3,314       3,219       5,746

  Intangible Amortization..............     10,386       4,591      20,474       9,399
                                        ----------  ----------  ----------  ----------
      Total Expenses...................  1,042,082     806,651   1,966,172   1,489,171
                                        ----------  ----------  ----------  ----------
Income Before Income Taxes.............    174,527     112,157     306,433     204,852
                                        ----------  ----------  ----------  ----------
State and Federal Income Taxes:
  State................................     10,318       6,416      15,764      12,656
  Federal..............................     58,073      35,269     103,051      64,013
                                        ----------  ----------  ----------  ----------
    Total Taxes........................     68,391      41,685     118,815      76,669
                                        ----------  ----------  ----------  ----------
Net Income............................. $  106,136  $   70,472  $  187,618  $  128,183
                                        ==========  ==========  ==========  ==========
Per Share Data:
Basic:
  Income per common share.............. $     1.71  $     1.13  $     3.01  $     2.05
  Weighted average number of common
    shares outstanding.................     62,233      62,608      62,237      62,473
Assuming dilution:
  Income per common share.............. $     1.62  $     1.06  $     2.87  $     1.93
  Weighted average number of common
     shares outstanding................     65,498      66,408      65,459      66,393

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
(Unaudited)
                              A Common Stock       B Common Stock
                           -------------------  -------------------
                              Shares               Shares
                            Issued and           Issued and          Paid-In   Retained    Deferred   Treasury
                           Outstanding  Amount  Outstanding  Amount  Capital   Earnings     Comp.      Stock      Total
                           -----------  ------  -----------  ------  --------  ----------  --------  ---------  ----------
Balance, October 31, 2004.  46,401,657  $  568   14,685,224  $  154  $199,643  $1,053,863  $(11,784) $(50,050)  $1,192,394

Sale of common stock under
  employee stock option
  plan....................     424,878       4                          7,644                                        7,648

Stock Bonus issuances.....     196,324       2                         (1,589)                  254                 (1,333)

Restricted Stock granted..                                               (501)                  267                   (234)

Amortization of Restricted
  Stock...................                                                                    2,170                  2,170
Conversion of Class B to
  Class A common stock....       3,475              (3,475)

Treasury Stock Purchases..    (300,000)                                                                (15,934)    (15,934)

Net Income................                                                        187,618                          187,618
                           -----------  ------  -----------  ------  --------  ----------  --------  ---------  ----------
Balance, April 30, 2005...  46,726,334  $  574   14,681,749  $  154  $205,197  $1,241,481  $ (9,093) $ (65,984) $1,372,329
                           ===========  ======  ===========  ======  ========  ==========  ========  =========  ==========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - unaudited)
                                                           Six Months Ended
                                                              April 30,
                                                       ------------------------
                                                           2005         2004
                                                       -----------  -----------
Cash Flows From Operating Activities:
  Net Income.......................................... $   187,618  $   128,183
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
      Depreciation....................................       3,513        3,001
      Intangible amortization.........................      20,474        9,399
      (Gain) Loss on sale and retirement of property
        and assets....................................        (663)          12
      Deferred income taxes...........................      (6,357)      (7,136)
      Impairment losses...............................       1,998          792
      Decrease (increase) in assets:
        Mortgage notes receivable.....................      52,540      108,968
        Receivables, prepaids and other assets........     (25,627)     (34,755)
        Inventories...................................    (213,974)    (366,625)
     (Decrease) increase in liabilities:
        State and Federal income taxes................     (85,974)     (20,137)
        Tax effect from exercise of stock options.....      (6,223)        (592)
        Customers' deposits...........................      23,067       21,638
        Interest and other accrued liabilities........     (23,120)      (5,244)
        Post development completion costs.............         195       (3,376)
        Accounts payable..............................     (15,223)      18,340
                                                       -----------  -----------
          Net cash (used in) operating activities.....     (87,756)    (147,532)
                                                       -----------  -----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......       1,238          312
  Purchase of property, equipment and other fixed
    assets and acquisitions of homebuilding
    companies.........................................    (119,375)     (49,955)
  (Investments in) returns of capital from
    unconsolidated affiliates.........................     (55,054)         746
                                                       -----------  -----------
          Net cash (used in) investing activities.....    (173,191)     (48,897)
                                                       -----------  -----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................     969,119    1,321,739
  Proceeds from senior debt...........................     200,000      365,000
  Proceeds from senior subordinated debt..............     100,000
  Principal payments on mortgages and notes...........  (1,025,877)  (1,488,507)
  Purchase of treasury stock..........................     (15,934)         (93)
  Proceeds from sale of stock and employee stock plan.       8,251        2,384
                                                       -----------  -----------
          Net cash provided by financing activities....    235,559      200,523
                                                       -----------  -----------
Net (Decrease) Increase In Cash.. .......................  (25,388)       4,094
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................      78,024      128,221
                                                       -----------  -----------
Cash and Cash Equivalents Balance, End Of Period...... $    52,636  $   132,315
                                                       ===========  ===========
Supplemental Disclosures of Cash Flow
  Cash paid during the year for:
    Interest.........................................  $    31,575  $    30,940
                                                       ===========  ===========
    Income taxes.....................................  $   211,146  $   103,769
                                                       ===========  ===========
Supplemental disclosures of noncash operating
  activities:
  Consolidated Inventory Not Owned:
    Specific performance options.....................  $    34,309  $    31,918
    Variable interest entities.......................      113,652      238,060
    Other options....................................      115,162       32,234
                                                       -----------  -----------
  Total Inventory Not Owned..........................  $   263,123  $   302,212
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

       2. Stock-Based Compensation Plans - SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") established a fair value based method of accounting for stock-based compensation plans, including stock options and non-vested stock. Under SFAS 123, registrants may elect to continue accounting for stock-based compensation plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), but are required to provide pro forma net income and earnings per share information "as if" the fair value approach had been adopted. We continue to account for our stock-based compensation plans under APB 25. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. However, for non-vested stock awards, compensation expense equal to the market price of the stock on the date of grant is recognized ratably over the vesting period.

       In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock-based compensation expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements.

	For purposes of pro forma disclosures, the estimated fair value of the options using Black-Scholes is amortized to expense over the options' vesting period. Our pro forma information follows (dollars in thousands except for earnings per share information):

                                   Three Months Ended   Six Months Ended
                                        April 30,           April 30,
                                   ------------------  ------------------
                                     2005      2004      2005      2004
                                   --------  --------  --------  --------
Net income as reported..........   $106,136  $ 70,472  $187,618  $128,183

Deduct:  total stock-based employee
  compensation expense determined
  using Black-Scholes fair value
  based method for all awards...      1,490     1,110     2,842     1,931
                                   --------  --------  --------  --------
Pro forma net income............   $104,646  $ 69,362  $184,776  $126,252
                                   ========  ========  ========  ========
Pro forma basic earnings per share $   1.68  $   1.11  $   2.97  $   2.02
                                   ========  ========  ========  ========
Basic earnings per share as
  reported......................   $   1.71  $   1.13  $   3.01  $   2.05
                                   ========  ========  ========  ========
Pro forma diluted earnings per
  share.........................   $   1.60  $   1.04  $   2.82  $   1.90
                                   ========  ========  ========  ========
Diluted earnings per share as
  reported......................   $   1.62  $   1.06  $   2.87  $   1.93
                                   ========  ========  ========  ========

       Pro forma information regarding net income and earnings per share is calculated as if we had accounted for our stock-based compensation under the fair value method of SFAS 123. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for April 30, 2005 and 2004: risk-free interest rate of 4.2% for both periods; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.44 and 0.43, respectively; and a weighted average expected life of the option of 4.9 and 5.3 years, respectively.

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

       SFAS 123R applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement
123. As a result, beginning in our fiscal first quarter of 2006, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. We expect the impact of the adoption of SFAS 123R to be a reduction of first quarter fiscal 2006 net income of approximately $1.6 million assuming modified prospective application.

	3.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended   Six Months Ended
                                   April 30,          April 30,
                              ------------------  ------------------
                                2005      2004      2005      2004
                              --------  --------  --------  --------
                                      (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period........ $ 40,587  $ 29,477  $ 37,465  $ 24,833
Interest Incurred(1)(2)......   22,904    22,204    43,948    43,791
Cost of Sales Interest
  Expensed (2)...............  (14,863)  (13,847)  (27,832)  (25,790)
Other Interest Expensed......   (4,140)   (5,249)   (9,093)  (10,249)
                              --------  --------  --------  --------
Interest Capitalized at
  End of Period.............. $ 44,488  $ 32,585  $ 44,488  $ 32,585
                              ========  ========  ========  ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Includes interest on borrowings for construction, land and land development costs which are charged to interest expense when homes are delivered or when land is not under active development.

	4. Accumulated depreciation at April 30, 2005 and October 31, 2004 amounted to $34.3 million and $31.7 million, respectively, for our homebuilding and senior rental residential assets.

       5. In accordance with Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In addition, from time to time, we will write off certain residential land options including approval, engineering and capitalized interest costs for land management decided not to purchase. We wrote off such costs in the amount of $1.5 million and $0.7 million during the three months ended April 30, 2005 and 2004, respectively, and $2.0 million and $0.8 million during the six months ended April 30, 2005 and 2004, respectively. Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as "Homebuilding-Inventory impairment loss".

       6. We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue warranty costs under our $5 million per occurrence general liability insurance deductible for 2005 (deductible was $150 thousand per occurrence for homes built between fiscal 2001 and fiscal
2004) as part of selling, general and administrative costs. Warranty accruals are based upon historical experience. Additions and charges incurred in the warranty accrual and general liability accrual for the three and six months ended April 30, 2005 and 2004 are as follows:

                                  Three Months Ended   Six Months Ended
                                      April 30,           April 30,
                                  --------  --------  --------  --------
                                    2005      2004      2005      2004
                                  --------  --------  --------  --------
                                          (Dollars in Thousands)
Balance, beginning of period..... $ 74,116  $ 43,495  $ 64,922  $ 39,532
Additions........................   12,580     8,427    25,917    16,607
Charges incurred.................   (5,574)   (4,736)   (9,717)   (8,953)
                                  --------  --------  --------  --------
Balance, end of period..........  $ 81,122  $ 47,186  $ 81,122  $ 47,186
                                  ========  ========  ========  ========

	7. We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations. In addition, in March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency ("EPA") requesting information about storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We have agreed upon a timetable for staged submissions of the requested information and are meeting those dates. To the extent that the information provided were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we will defend and attempt to resolve such asserted violations. At this time, we cannot predict the outcome of the EPA's review or estimate the costs that may be involved in resolving such claims.

       8. As of April 30, 2005 and October 31, 2004, respectively, we are obligated under various performance letters of credit amounting to $272.5 million and $180.6 million.

	9. Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of banks provides a revolving credit line of $900 million through July 2008. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.0 billion subject to the availability of additional commitments. Interest is payable monthly at various rates of either the prime rate or a spread over LIBOR ranging from 1.10% to 2.00% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement. In addition, we pay a fee ranging from 0.20% to 0.40% per annum, depending on our Consolidated Leverage Ratio and the weighted average unused portion of the revolving credit line. Each of our significant subsidiaries, except for our financial services subsidiaries and joint ventures, is a guarantor under the Agreement. As of April 30, 2005 and October 31, 2004, the outstanding balances under the Agreement were $105.1 million and $115.0 million, respectively.

       Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $250 million through April 2006. Interest is payable monthly at the Eurodollar Rate plus 1.25%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. As of April 30, 2005 and October 31, 2004, borrowings under this agreement were $124.3 million and $188.4 million, respectively.

       10. On November 30, 2004, we issued $200 million of 6 1/4% Senior Notes due 2015 and $100 million of 6% Senior Subordinated Notes due 2010. The net proceeds of the issuance were used to repay the outstanding balance on our revolving credit facility as of November 30, 2004 and for general corporate purposes.

       At April 30, 2005, we had $805.3 million of outstanding senior notes ($803.0 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, and $200 million 6 1/4% Senior Notes due 2015. At April 30, 2005, we had $400 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior
Subordinated Notes due 2010.

       Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions, may do so from time to time.

       11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock, of approximately 3.3 million and 3.8 million for the three months ended April 30, 2005 and 2004, respectively, and approximately 3.2 million and 3.9 million for the six months ended April 30, 2005 and 2004, respectively.

       12. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 was effective immediately for VIEs created after January 31, 2003. Pursuant to FASB revision to FIN 46 ("FIN 46R"), issued in December 2003, we were not required to apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until our quarter ended April 30, 2004 for VIEs created before February 1, 2003. In accordance with FIN 46R, we have fully implemented FIN 46 as of April 30, 2004.

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

       Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not it's total assets consolidated on the balance sheet. In certain cases, we will have to place inventory the VIE has optioned to other developers on our balance sheet. In addition, if the VIE has creditors, its debt will be placed on our balance sheet even though the creditors have no recourse against us. Based on these observations we believe consolidating VIEs based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land.

	At April 30, 2005, all VIEs we were required to consolidate were a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these twenty-three VIEs totaling $18.5 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $124.9 million. Because we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $98.2 million, was reported on the balance sheet as "Minority interest from inventory not owned". Creditors of these VIEs have no recourse against us.

	We will continue to control land and lots using options. Not all our deposits are with VIEs. Including the deposits with the twenty-three VIEs above, at April 30, 2005, we have total cash and letters of credit deposits amounting to approximately $263.6 million to purchase land lots with a total purchase price of $3.8 billion. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.


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

                                          April 30,   October 31,
                                            2005          2004
                                         -----------  -----------
                                          (Dollars in Thousands)
Assets:
   Cash                                    $  30,312    $  30,519
    Inventories                              627,647      176,360
    Other assets                             149,591        5,477
                                         -----------  -----------
          Total assets                     $ 807,550    $ 212,356
                                         ===========  ===========
Liabilities and Equity:
    Accounts payable and other
      liabilities                          $ 169,078    $  39,065
    Notes payable                            308,285       82,742
    Equity                                   330,187       90,549
                                         -----------  -----------
          Total liabilities and equity     $ 807,550    $ 212,356
                                         ===========  ===========

    Our share of equity related to these unconsolidated joint ventures, included in prepaids and other assets in our Condensed Consolidated Balance Sheets, was approximately $95.9 million and $40.8 million at April 30, 2005 and October 31, 2004, respectively. Additionally, as of April 30, 2005 and October 31, 2004, we had advances outstanding of approximately $16.5 million and $12.7 million to these unconsolidated joint ventures, which were included in the accounts payable and other liabilities balances in the table above.

                           Three Months Ended      Six Months Ended
                               April 30,              April 30,
                           --------------------  --------------------
                              2005       2004       2005      2004
                           ---------  ---------  ---------  ---------
                                     (Dollars in Thousands)

Revenues                   $ 127,895  $  10,458  $ 142,890  $  14,369
Cost of sales and expenses  (112,444)    (7,535)  (125,856)   (12,591)
                           ---------  ---------  ---------  ---------
Net income (loss)          $  15,451  $   2,923  $  17,034  $   1,778
                           =========  =========  =========  =========

    Income (loss) from unconsolidated joint ventures are included in other revenue in the Condensed Consolidated Financial Statements and reflects our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent.

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

       14. Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in an entity's financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. See Note 2 for a further description of SFAS 123R and its expected impact on our first quarter fiscal 2006 net income.

	In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment". SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB No. 107 and will be incorporating it as part of our adoption of SFAS No. 123R.

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

       16. Acquisitions - On March 1, 2005, we acquired for cash the assets of Cambridge Homes, a privately held Orlando homebuilder and provider of related financial services, headquartered in Altamonte Springs, Florida. The acquisition provides us with a presence in the greater Orlando market, which is the 9th largest housing market in the U.S., based on 2003 new home starts.

	The Cambridge Homes acquisition was accounted for as a purchase, with the results of its operations included in our consolidated financial statements as of the date of the acquisition.

	On March 2, 2005, we acquired the operations of Town & Country Homes, a privately held homebuilder and land developer headquartered in Lombard, Illinois, which occurred concurrently with our entering into a joint venture agreement with affiliates of Blackstone Real Estate Advisors in New York to own and develop Town & Country's existing residential communities. The joint venture is being accounted for under the equity method. Town & Country Homes operations beyond the existing owned and optioned communities, as of the acquisition date, are wholly owned and included in our consolidated financial statements.

	The Town & Country acquisition provides us with a strong initial position in the greater Chicago market, which is the 6th largest housing market in the U.S., based on 2003 new home starts. This acquisition also expands our operations into the Florida markets of West Palm Beach, Boca Raton and Fort Lauderdale and bolsters our current presence in Minneapolis/St. Paul, which is the 10th largest housing market in the U.S., based on 2003 new home starts. Town & Country designs, markets and sells a diversified product portfolio in each of its markets, including single family homes and attached townhomes, as well as mid-rise condominiums in Florida. Town & Country serves a broad customer base including first-time, move-up and luxury homebuyers.

       17. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of April 30, 2005 had issued and outstanding approximately $400 million of Senior Subordinated Notes, $805.3 million face value of Senior Notes, and $105.1 million drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

	In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our Title Insurance subsidiaries, and joint ventures (collectively, the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Agreement.

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



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 30, 2005
(Dollars in Thousands)
                                                        Guarantor     Non-
                                             Subsidiary  Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer     iaries    Subsidiaries  ations      idated
                                   --------  ---------- ---------- ------------ ---------- ----------
ASSETS
Homebuilding.....................$    1,215  $   96,422 $3,116,491 $    137,508 $          $3,351,636
Financial Services.................                             80      173,269               173,349
Income Taxes Receivable............  32,924                 16,479          151                49,554
Investments in and amounts due to
  and from consolidated
  subsidiaries....................1,338,190   1,352,781 (1,451,174)    (115,358)(1,124,439)
                                 ----------  ---------- ---------- ------------ ---------- ----------
Total Assets.....................$1,372,329  $1,449,203 $1,681,876 $    195,570$(1,124,439)$3,574,539
                                 ==========  ========== ========== ============ ========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding.....................$           $          $  637,263 $      3,908 $          $  641,171
Financial Services.................                             (2)     130,144               130,142
Notes Payable......................           1,328,252    (23,640)      24,650             1,329,262
Minority Interest..................                         98,188        3,447               101,635
Stockholders' Equity..............1,372,329     120,951    970,067       33,421 (1,124,439) 1,372,329
                                 ----------  ---------- ---------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity.........................$1,372,329  $1,449,203 $1,681,876 $    195,570$(1,124,439)$3,574,539
                                 ==========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2004
(Dollars in Thousands)
                                                          Guarantor     Non-
                                             Subsidiary    Subsid-    Guarantor    Elimin-     Consol-
                                    Parent    Issuer       iaries    Subsidiaries  ations      idated
                                  ---------- ----------- ----------- ------------ ---------- ----------
Assets
Homebuilding......................$     (99) $    51,441 $ 2,804,800 $     69,676 $          $2,925,818
Financial Services................                               149      230,300               230,449
Investments in and amounts due to
  and from consolidated
  subsidiaries.................... 1,262,169   1,037,671  (1,319,839)     (41,423)  (938,578)
                                  ---------- ----------- ------------ ------------ ---------- ---------
Total Assets......................$1,262,070 $ 1,089,112 $ 1,485,110 $    258,553  $(938,578)$3,156,267
                                  ========== =========== =========== ============ ========== ==========

Liabilities
Homebuilding......................$          $       149 $   526,278 $      2,123   $          $528,550
Financial Services.................                               (1)     194,498               194,497
Notes Payable......................            1,032,259     (28,324)      29,324             1,033,259
Income Taxes Payable (Receivables).  69,676        1,961     (23,579)         941                48,999
Minority Interest..................                          155,096        3,472               158,568
Stockholders' Equity...............1,192,394      54,743     855,640       28,195   (938,578) 1,192,394
                                  ---------- ----------- ----------- ------------ ---------- ----------
Total Liabilities and Stockholders'
  Equity......................... $1,262,070 $ 1,089,112 $ 1,485,110 $    258,553 $ (938,578)$3,156,267
                                   ========= =========== =========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2005
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-     Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------- ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $       59 $1,200,113 $        168 $          $1,200,340
  Financial Services...............                         1,945       14,324                16,269
  Intercompany Charges.............             52,263     52,864                (105,127)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 174,527                                      (174,527)
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Revenues................  174,527     52,322  1,254,922       14,492   (279,654) 1,216,609
                                   -------- ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................               (543) 1,060,303          857    (30,002) 1,030,615
  Financial Services...............                         1,042       11,418       (993)    11,467
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Expenses.................               (543) 1,061,345       12,275    (30,995) 1,042,082
                                   -------- ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes.  174,527     52,865    193,577        2,217   (248,659)   174,527

State and Federal Income Taxes.....  68,391      6,074     37,704       (2,852)   (40,926)    68,391
                                   -------- ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$ 106,136 $   46,791 $  155,873 $      5,069 $ (207,733)$  106,136
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
                                   =======  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2005
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ --------- ----------
Revenues:
  Homebuilding....................$         $      101 $2,241,146 $        896 $          $2,242,143
  Financial Services...............                         2,974       27,488                30,462
  Intercompany Charges.............            100,660    101,849                (202,509)
  Equity In Pretax Income of
    Consolidated Subsidiaries......306,433                                       (306,433)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ 306,433     100,761  2,345,969       28,384   (508,942) 2,272,605
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................             (1,088) 1,996,758        2,028    (52,913) 1,944,785
  Financial Services...............                         1,772       21,493     (1,878)    21,387
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................             (1,088) 1,998,530       23,521    (54,791) 1,966,172
                                   -------  ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes. 306,433     101,849    347,439        4,863   (454,151)   306,433

State and Federal Income Taxes.....118,815      23,172     92,627        1,306   (117,105)   118,815
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$187,618  $   78,677 $  254,812 $      3,557 $ (337,046)$  187,618
                                   =======  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2004
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
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
                                   =======  ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2005
(Dollars in Thousands)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................$ 187,618  $  78,677 $  254,812 $      3,557 $ (337,046)$  187,618
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities... (90,697)   (11,476)  (495,119)     (15,128)   337,046   (275,374)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  96,921     67,201   (240,307)     (11,571)              (87,756)

Net Cash (Used In)
  Investing Activities...............  (5,554)             (167,598)         (39)             (173,191)

Net Cash Provided By (Used In)
  Financing Activities............... (15,934)   290,100     25,585      (64,192)              235,559

Intercompany Investing and Financing
  Activities - Net................... (75,432)  (315,110)   316,607       73,935
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......       1     42,191    (65,713)      (1,867)              (25,388)
Balance, Beginning of Period.........      15     29,369     35,441       13,199                78,024
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period.....................$      16  $  71,560 $  (30,272)$     11,332 $          $   52,636
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2004
(Dollars in Thousands)

                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................$ 128,183  $  23,707 $  112,922 $      7,159 $(143,788) $ 128,183
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  32,298         82  (558,863)      106,980   143,788   (275,715)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 160,481     23,789  (445,941)      114,139             (147,532)

Net Cash (Used In)
  Investing Activities............... (19,865)             (28,822)         (210)             (48,897)

Net Cash Provided By (Used In)
  Financing Activities...............   2,419   250,000      7,788       (59,684)             200,523

Intercompany Investing and Financing
  Activities - Net...................(143,018) (286,061)   480,140       (51,061)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......      17   (12,272)    13,165         3,184                4,094
Balance, Beginning of Period.........      15   135,846    (14,372)        6,732              128,221
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period.....................$      32 $ 123,574  $  (1,207) $      9,916 $          $ 132,315
                                     ========  ========= ========== ============ ========== ==========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

	Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

	Business Combinations - When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". Under SFAS No. 141 we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

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

	Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in our unconsolidated joint ventures vary but are generally less than or equal to 50 percent. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities.

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

       Our cash uses during the six months ended April 30, 2005 were for operating expenses, increases in housing inventories, construction, income taxes, interest, acquisitions, and the payoff of our revolving credit facility. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of $200 million of Senior Notes and $100 million of Senior Subordinated Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of April 30, 2005, 2.2 million shares of Class A Common Stock have been purchased under this program. In addition in 2003, we retired at no cost 1.5 million shares that were held by a seller of a previous acquisition. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

	Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of $900 million through July 2008. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.0 billion subject to the availability of additional commitments. Interest is payable monthly at various rates of either the prime rate or a spread over LIBOR ranging from 1.10% to 2.00% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement. In addition, we pay a fee ranging from 0.20% to 0.40% per annum, depending on our Consolidated Leverage Ratio and the weighted average unused portion of the revolving credit line. At April 30, 2005, there was $105.1 million drawn under this Agreement and we had approximately $41.5 million of homebuilding cash. At April 30, 2005, we had issued $272.5 million of letters of credit which reduces cash available under the Agreement. We believe that we will be able either to extend the Agreement beyond July 2008 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. We and each of our significant subsidiaries, except for our title insurance and home mortgage subsidiaries and joint ventures, is a guarantor under the Agreement.

	At April 30, 2005, we had $805.3 million of outstanding senior notes ($803.0 million, net of discount), comprised of $140.3 million
10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012,
$215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, and $200 million 6 1/4% Senior Notes due 2015. At
April 30, 2005, we had $400 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary engaged in homebuilding activity in Poland, our title insurance subsidiaries, and joint ventures, is a guarantor of the senior notes and senior subordinated notes.

	Our mortgage banking subsidiary's warehouse agreement was amended on April 26, 2005. Pursuant to the agreement, we may borrow up to $250 million. The agreement expires in April 2006 and interest is payable monthly at the Eurodollar Rate plus 1.25%. We believe that we will be able either to extend this agreement beyond April 2006 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of April 30, 2005, the aggregate principal amount of all borrowings under this agreement was $124.3 million.

       Total inventory increased $282.4 million during the six months ended April 30, 2005. This increase excluded the increase in consolidated inventory not owned of $35.8 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46. See "Notes to Condensed Consolidated Financial Statements" - Note 12 for additional information on FIN 46. Excluding the impact of $69.8 million from our acquisitions, total inventory in our Northeast Region increased $98.8 million, the Southeast Region increased $123.1 million, the Southwest Region increased $48.8 million, and our West Region decreased $58.1 million; however, if you exclude the impact of property that was owned at October 31, 2004, but is now under option and included in Consolidated Inventory Not Owned - Other options, our West Region increased $25.4 million. The increase in inventory was primarily the result of future planned organic growth in our existing markets. Substantially all homes under construction or completed and included in inventory at April 30, 2005 are expected to be closed during the next twelve months. Most inventory completed or under development is financed through our line of credit and senior and senior subordinated indebtedness.

       We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced.

	The following table summarizes the number of buildable homes included in our total residential real estate. The April 30, 2005 and October 31, 2004 numbers exclude real estate owned and options in locations where we have ceased development.

                                 Active       Proposed       Grand
                     Active    Communities   Developable     Total
                  Communities    Homes         Homes         Homes
                  -----------   ---------   ------------   ---------
April 30, 2005:

Northeast Region..        28       7,695         22,645      30,340
Southeast Region..       139      12,857         21,472      34,329
Southwest Region..        88      11,057         10,744      21,801
West Region.......        53      10,023          7,605      17,628
                  -----------   ---------   ------------   ---------
                         308      41,632         62,466     104,098
                  ===========   =========   ============   =========
   Owned..........                21,690          5,561      27,251
   Optioned.......                19,942         56,905      76,847
                                ---------   ------------   ---------
     Total........                41,632         62,466     104,098
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
                               ===========   ==========   ===========

	Homes in active communities under contract at April 30, 2005 and October 31, 2004 were 7,872 and 6,621, respectively. Such amounts do not include our build on your own lot contracts or contracts from our unconsolidated joint ventures.

	The following table summarizes our started or completed unsold homes and models:

                              April 30,                October 31,
                                2005                      2004
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....     76       29     105       77       39     116
Southeast Region....    333       58     391      222       35     257
Southwest Region....    791       73     864      683       78     761
West Region.........    314      156     470      329      160     489
                     ------   ------   -----   ------   ------   -----
  Total               1,514      316   1,830    1,311      312   1,623
                     ======   ======   =====   ======   ======   =====

	Receivables, deposits, and notes increased $18.6 million to $75.4 million at April 30, 2005. The increase was primarily due to an increase in miscellaneous receivables due from unconsolidated joint ventures and the timing of cash received from homes that closed at the end of April 2005. Receivables from home sales amounted to $22.3 million and $17.6 million at April 30, 2005 and October 31, 2004, respectively.



	Prepaid expenses and other assets are as follows:

                                       April 30,  October 31,   Dollar
                                         2005        2004       Change
                                      ----------  -----------  ---------
Prepaid insurance.................... $   8,074   $        -    $ 8,074
Prepaid project costs................    54,350       48,695      5,655
Investment in joint ventures.........    95,970       40,840     55,130
Senior residential rental properties.     8,644        8,830       (186)
Other prepaids.......................    22,354       16,632      5,722
Other assets.........................    24,176       19,459      4,717
                                     -----------  -----------  ---------
                                      $ 213,568   $  134,456   $ 79,112
                                     ===========  ===========  =========

	Prepaid insurance increased due to a payment of a full year of insurance costs during the first quarter of every year. These costs are amortized monthly on a straight line basis. Prepaid project costs increased due to new communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Investments in joint ventures increased as we entered into three new homebuilding joint ventures during the six months ended April 30, 2005. As of April 30, 2005, we have investments in six homebuilding joint ventures and seven land and land development joint ventures. Other than completion guarantees, no other guarantees associated with unconsolidated joint ventures have been given. Also included in prepaid expenses and other assets are debt issuance fees, non-qualified associate benefit plan assets, and miscellaneous prepaids and assets.

       At April 30, 2005, we had $32.7 million of goodwill. This amount resulted from company acquisitions prior to fiscal 2003.

       Definite life intangibles increased $5.9 million to $131.4 million at April 30, 2005. The increase was the result of the Cambridge Homes acquisition and contingent payments related to past acquisitions, offset by amortization during the six months of $20.5 million. For any acquisition, professionals are hired to appraise all acquired intangibles. See "- Critical Accounting Policies - Intangible Assets" above for additional information on intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.



	Accounts payable and other liabilities are as follows:

                                      April 30,  October 31,    Dollar
                                       2005         2004        Change
                                     ---------   -----------   --------
Accounts payable.....................$ 99,368    $  113,866    $(14,498)
Reserves.............................  87,546        72,289      15,257
Accrued expenses.....................  27,607        28,016        (409)
Accrued compensation.................  52,852        78,283     (25,431)
Property secured by a mortgage.......  11,750        11,750           -
Other liabilities....................  30,863        25,417       5,446
                                     ---------   -----------   --------
                                     $309,986    $  329,621    $(19,635)
                                     =========   ===========   ========

	The decrease in accounts payable was primarily due to decreases in land development activity in the winter months in the Northeast and lower deliveries in the second quarter of 2005 compared to the fourth quarter of 2004 throughout our markets, which results in less activity and lower payables. Reserves increased for our general liability insurance deductible, owner controlled insurance program and bonding. The decrease in accrued compensation was due to the payout of our fiscal year 2004 bonuses during the first quarter of 2005. The remainder of other liabilities include payroll withholdings, deferred income, and a nonrecourse mortgage associated with our corporate office.

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $156.8 million and $209.2 million at April 30, 2005 and October 31, 2004, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.




RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2005 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2004


Total Revenues:

	Compared to the same prior period, revenues increased as follows:

                                       Three Months Ended
                            --------------------------------------------
                               April 30,   April 30,  Dollar   Percentage
                                2005        2004     Change    Change
                            ----------- ----------- -------- ----------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $1,189,672   $ 900,943  $288,729      32.0%
  Land sales and other
    revenues...........         10,668       4,395     6,273     142.7%
Financial Services.....         16,269      13,470     2,799      20.8%
                            ----------- ----------- -------- ----------
   Total Revenues...        $1,216,609  $  918,808  $297,801      32.4%
                            =========== =========== ======== ==========

                                       Six Months Ended
                            ----------------------------------------------
                             April 30,    April 30,   Dollar    Percentage
                               2005         2004      Change      Change
                            ----------- ----------- ----------- ----------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $ 2,205,641  $1,658,216 $   547,425    33.0%
  Land sales and other
    revenues...........          36,502       7,564      28,938   382.6%
  Financial Services...          30,462      28,243       2,219     7.9%
                            ----------- ----------- ----------- ----------
   Total Revenues...        $ 2,272,605  $1,694,023 $   578,582    34.2%
                            =========== =========== =========== ==========


Homebuilding:

	Compared to the same prior period, housing revenues increased $288.7 million or 32.0% during the three months ended April 30, 2005 and increased $547.4 million or 33.0% during the six months ended April 30, 2005. Housing revenues are recorded when title is conveyed to the buyer, adequate cash payment has been received, and there is no continued involvement. Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.



	Information on homes delivered by market area is set forth below:

                         Three Months Ended       Six Months Ended
                              April 30,               April 30,
                        ----------------------  ----------------------
                           2005        2004        2005        2004
                        ----------  ----------  ----------  ----------
                                    (Dollars in Thousands)
Northeast Region:
  Dollars............  $   267,245  $  208,620  $  505,706  $  400,528
  Homes..............          725         669       1,412       1,309

Southeast Region (1):
  Dollars............  $   334,900  $  253,485  $  598,734  $  444,547
  Homes..............        1,118         987       2,020       1,774

Southwest Region:
  Dollars............  $   164,133  $  154,564  $  300,044  $  282,378
  Homes..............          900         884       1,615       1,608

West Region:
  Dollars............  $   423,394  $  284,274  $  801,157  $  530,763
  Homes..............        1,005         813       1,967       1,563

Consolidated Total:
  Dollars............  $ 1,189,672  $  900,943  $2,205,641  $1,658,216
  Homes..............        3,748       3,353       7,014       6,254

Unconsolidated Joint
  Ventures (2):
  Dollars............  $   123,732  $    8,484  $  135,317  $   11,310
  Homes..............          351          19         373          29

Totals:
  Housing Revenues...  $ 1,313,404  $  909,427  $2,340,958  $1,669,526
  Homes Delivered....        4,099       3,372       7,387       6,283

(1) The number and dollar amount of deliveries in the Southeast Region in the second quarter of fiscal 2005 include the effect of the Cambridge Homes acquisition, which closed in March 2005.
(2) The number and dollar amount of deliveries in the Unconsolidated Joint Ventures in the second quarter of fiscal 2005 include the effect of the Town & Country Homes acquisition, which closed in March 2005.


	An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog using base sales prices by market area are set forth below:

                      Net Contracts(2) for the
                           Six Months Ended         Contract Backlog
                              April 30,              as of April 30,
                      -------------------------  ------------------------
                           2005          2004         2005       2004
                      -----------   -----------  -----------  -----------
                                      (Dollars in Thousands)
Northeast Region (1):
  Dollars............ $   443,341   $  510,609   $   732,039  $  733,520
  Homes..............       1,256        1,550         2,100       2,440

Southeast Region (3):
  Dollars............ $   823,167   $  592,990   $ 1,144,365  $  750,663
  Homes..............       2,367        2,143         3,236       2,592

Southwest Region:
  Dollars............ $   400,535   $  323,925   $   272,554  $  204,621
  Homes..............       2,119        1,873         1,428       1,254

West Region:
  Dollars............ $   860,487   $  832,706   $   862,048  $  587,174
  Homes..............       2,122        2,340         2,072       1,570

Consolidated Total:
  Dollars............ $ 2,527,530   $2,260,230   $ 3,011,006  $2,275,978
  Homes..............       7,864        7,906         8,836       7,856

Unconsolidated Joint
  Ventures (4):
  Dollars............ $   361,784   $  135,786   $   879,482  $  140,353
  Homes..............         704          230         2,150         237

Totals:
  Dollars............ $ 2,889,314   $2,396,016   $ 3,890,488  $2,416,331
  Homes...............      8,568        8,136        10,986       8,093

(1) During the first quarter of 2005, a community in the Northeast Region was contributed to a joint venture. As a result, the 56 contracts in consolidated backlog at October 31, 2004 for that community were moved to unconsolidated joint ventures backlog.
(2) Net contracts are defined as new contracts signed during the period for the purchase of homes, less cancellations of prior period contracts.
(3) The number and the dollar amount of net contracts and backlog in the Southeast in the second quarter of fiscal 2005 include the effect of the Cambridge Homes acquisition, which closed in March 2005.
(4) The number and the dollar amount of net contracts and backlog in Unconsolidated Joint Ventures in the second quarter of fiscal 2005 include the effect of the Town & Country Homes acquisition, which closed in March 2005.

       During May 2005, we signed an additional 1,518 net contracts amounting to $514.2 million in consolidated communities and 220 net contracts amounting to $96.6 million in unconsolidated joint ventures compared to 1,454 net contracts amounting to $431.1 million in consolidated communities and 33 net contracts amounting to $23.8 million in unconsolidated joint ventures in the same month last year.


	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                              Three Months Ended       Six Months Ended
                                  April 30,               April 30,
                            ----------------------  ----------------------
                               2005        2004        2005        2004
                            ----------  ----------  ----------  ----------
                                        (Dollars in Thousands)

Sale of Homes...............$1,189,672  $  900,943  $2,205,641  $1,658,216
Cost of Sales, excluding
  Interest..................   875,016     673,778   1,632,101   1,236,678
                            ----------  ----------  ----------  ----------
Housing Gross Margin, before
  Interest expense..........   314,656     227,165     573,540     421,538
Cost of Sales Interest......    14,863      13,847      27,832      25,790
                            ----------  ----------  ----------  ----------
Housing Gross Margin,
  After interest expense....$  299,793  $  213,318  $  545,708  $  395,748
                            ==========  ==========  ==========  ==========
Gross Margin Percentage,
  Before interest expense...     26.4%       25.2%       26.0%       25.4%

Gross Margin Percentage,
  After interest expense....     25.2%       23.7%       24.7%       23.9%


	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended    Six Months Ended
                                   April 30,             April 30,
                              -------------------   -------------------
                                2005       2004       2005       2004
                              --------   --------   --------   --------
Sale of Homes................   100.0%     100.0%       100%       100%
                              --------   --------   --------   --------
Cost of Sales, excluding
  Interest:
      Housing, land &
        development costs....    65.7%      66.7%      65.8%      66.5%
      Commissions............     2.1%       2.3%       2.1%       2.3%
      Financing concessions..      .9%       1.1%        .9%       1.0%
      Overheads..............     4.9%       4.7%       5.2%       4.8%
                              --------   --------   --------   --------
Total Cost of Sales, before
  Interest expense...........    73.6%      74.8%      74.0%      74.6%
                              --------   --------   --------   --------
Gross Margin Percentage,
  Before interest expense....    26.4%      25.2%      26.0%      25.4%
Cost of Sales interest.......     1.2%       1.5%       1.3%       1.5%
                              --------   --------   --------   --------
Gross Margin Percentage,
  After interest expense......   25.2%      23.7%      24.7%      23.9%
                              ========   ========   ========   ========

    	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the geographic mix of deliveries and the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. The consolidated gross margin before interest expense for the three and six months ended April 30, 2005 was 120 and 60 basis points, respectively, higher than the same periods in 2004. Our gross margin after interest expense for the three and six months ended April 30, 2005 was 150 and 80 basis points, respectively, more than the same periods last year. Cost of sales interest related to homes sold as a percentage of home revenues amounted to 1.2% and 1.3% for the three and six months ended April 30, 2005, respectively, and 1.5% for both the three and six months ended April 30, 2004. This percentage decrease is due to our average debt as a percentage of average inventory decreasing and lower interest rates.

	Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues remained relatively flat at 8.9% for the three months ended April 30, 2005 and April 30, 2004 and 9.1% for the six months ended April 30, 2005 and April 30, 2004. Such expenses increased $26.2 million and $51.0 million for the three and six months ended April 30, 2005 compared to the same period last year. The dollar increase was in line with our organic growth as we increase selling, general and administrative costs associated with the expected increase in the number of active selling communities in all of our regions.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended   Six Months Ended
                                        April 30,          April 30,
                                   ------------------  ------------------
                                     2005      2004      2005     2004
                                   --------  --------  --------  --------

Land and Lot Sales................ $ 1,173   $   446   $24,177   $ 1,585
Cost of Sales.....................   1,811       328    15,982     1,363
                                   --------  --------  --------  --------
Land and Lot Sales Gross Margin... $  (638)  $   118   $ 8,195   $   222
                                   ========  ========  ========  ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three and six months ended April 30, 2005, financial services provided a $4.8 million and $9.1 million profit before income taxes, respectively, compared to a profit of $4.8 million and $11.5 million for the same periods in 2004, respectively. The decrease in pretax profit for the six months ended April 30, 2005 is primarily due to reduced spreads resulting from the steady rise in homebuyers choosing to use Adjustable Rate Mortgage (ARM) products which historically are less profitable to originate and lower gross spreads due to increased competition for purchase mortgages as the market for refinancing mortgages has significantly declined.


Corporate General and Administrative

	Corporate general and administrative expenses represent the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses decreased to 1.2% for the three months ended April 30, 2005 from 1.6% for the prior year's three months and decreased to 1.4% for the six months ended April 30, 2005 from 1.7% for the prior year's six months. Corporate general and administrative expenses increased $0.2 million and $1.6 million during the three and six months ended April 30, 2005, compared to the same periods last year. The increase in corporate general and administrative expenses is primarily attributed to additional salary and employee expense due to increased headcount as our company continues to grow.


Other Interest

	Other interest declined $1.1 million for both the three months and six months ended April 30, 2005. This reduction is primarily due to lower interest rates and the ratio of capitalized interest to total interest incurred.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance.


Intangible Amortization

	We are amortizing our definite life intangibles over their expected useful life, ranging from three to seven years. Intangible amortization increased $5.8 million and $11.1 million for the three and six months ended April 30, 2005, when compared to the same periods last year. This increase was the result of the amortization expense associated with the fiscal 2002 California acquisition brand name, which is being phased out.




Recent Accounting Pronouncements

       In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in an entity's financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. See Note 2 to the "Condensed Consolidated Financial Statements" for a further description of SFAS 123R and its expected impact on our first quarter fiscal 2006 net income.

	In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB No. 107 and will be incorporating it as part of our adoption of SFAS No. 123(R).

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


Total Taxes

	Total taxes as a percentage of income before taxes increased for the three months ended April 30, 2005 to 39.2% from 37.2% for the three months ended April 30, 2004 and for the six months ended April 30, 2005 to 38.8% from 37.4% for the same period last year. The prior year effective rates were lower than the current year due to refunds recorded in the second quarter of 2004 related to adjustments to previous years' taxes.

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


Mergers and Acquisitions

       On March 1, 2005, we acquired for cash the assets of Cambridge Homes, a privately held Orlando homebuilder and provider of related financial services, headquartered in Altamonte Springs, Florida. The acquisition provides us with a presence in the greater Orlando market, which is the 9th largest housing market in the U.S., based on 2003 new home starts.

	The Cambridge Homes acquisition was accounted for as a purchase, with the results of its operations included in our consolidated financial statements as of the date of the acquisition.

	On March 2, 2005, we acquired the operations of Town & Country Homes, a privately held homebuilder and land developer headquartered in Lombard, Illinois, which occurred concurrently with our entering into a joint venture agreement with affiliates of Blackstone Real Estate Advisors in New York to own and develop Town & Country's existing residential communities. The joint venture is being accounted for under the equity method. Town & Country Homes operations beyond the existing owned and optioned communities, as of the acquisition date, are wholly owned and included in our consolidated financial statements.

	The Town & Country acquisition provides us with a strong initial position in the greater Chicago market, which is the 6th largest housing market in the U.S., based on 2003 new home starts. This acquisition also expands our operations into the Florida markets of West Palm Beach, Boca Raton and Fort Lauderdale and bolsters our current presence in Minneapolis/St. Paul, which is the 10th largest housing market in the U.S., based on 2003 new home starts. Town & Country designs, markets and sells a diversified product portfolio in each of its markets, including single family homes and attached townhomes, as well as mid-rise condominiums in Florida. Town & Country serves a broad customer base including first-time, move-up and luxury homebuyers.


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




Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	The primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of April 30, 2005, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

                                 As of April 30, 2005
                  --------------------------------------------------
                                Expected Maturity Date

                                                                                              FMV @
                     2005     2006    2007     2008    2009    2010     Thereafter   Total    4/30/05
                  -------  -------  --------  ------- -------- -------- --------- --------- -----------
                                         (Dollars in Thousands)

Long Term Debt(1):
  Fixed Rate.... $ 33,419  $   632  $140,927  $   722 $    773 $100,827 $ 986,019 $1,263,319 $1,272,717
    Average
    interest rate   8.32%    6.65%    10.48%    6.70%    6.72%    6.01%     7.14%      7.46%

  Variable Rate.
    Average
    interest rate

 (1)  Does not include bonds collateralized by mortgages receivable.


Item 4.  CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2005. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.

    In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  Other Information

     Item 1.  Legal Proceedings

	In March 2005, the Company received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency ("EPA") requesting information about storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We have agreed upon a timetable for staged submissions of the requested information and are meeting those dates. To the extent that the information provided were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we will defend and attempt to resolve such asserted violations. At this time, we cannot predict the outcome of the EPA's review or estimate the costs that may be involved in resolving such claims.



     Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds

	This table provides information with respect to purchases of shares of our Class A common stock made by or on behalf of Hovnanian Enterprises during the fiscal second quarter of 2005.

	Issuer Purchases of Equity Securities (1)

                                                   Total Number
                                                     Of Shares      Maximum Number of
                                                   Purchased as      Shares That May
                                                  Part of Publicly  Yet Be Purchased
                 Total Number of   Average Price   Announced Plans   Under The Plans
Period           Shares Purchased  Paid Per Share    or Programs       or Programs
---------------- ----------------  -------------- ----------------  -----------------
February 1, 2005
Through
February 28, 2005       200,000            51.91          200,000          1,887,668
-------------------------------------------------------------------------------------
March 1, 2005
Through
March 31, 2005            -                -                -              1,887,668
-------------------------------------------------------------------------------------
April 1, 2005
Through
April 30, 2005          100,000            55.50          100,000          1,787,668
-------------------------------------------------------------------------------------
Total                   300,000            53.11          300,000
                 ================  ============== ================

(1) In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects our dividend.

No shares of our Class B common stock were purchased by or on behalf of Hovnanian Enterprises during the fiscal second quarter of 2005.




     Item 4.  Submission of Matters to a Vote of Security Holders.

	We held our annual stockholders meeting on March 8, 2005 at 5:00 p.m. at the offices of Simpson Thacher & Bartlett LLP, 425 Lexington Avenue, New York, New York. The following matters were voted at the meeting:

       (1) Election of all Directors to hold office until the next Annual Meeting of Stockholders. There were no broker non-votes. The elected Directors were:

                                  Class A                    Class B
                         Votes For  Votes Withheld  Votes For  Votes Withheld
                         ---------- -------------- ----------- --------------
Kevork S. Hovnanian      27,572,346   13,644,588   137,889,006     104,700
Ara K. Hovnanian         27,573,820   13,643,114   137,884,006     109,700
Geaton A. Decesaris,Jr.  27,537,337   13,679,597   137,889,006     104,700
Arthur M. Greenbaum      26,755,001   14,461,933   137,889,006     104,700
Edward A. Kangas         39,270,962    1,945,972   137,990,706       3,000
Desmond P. McDonald      35,848,178    5,368,756   137,990,706       3,000
John J. Robbins          39,393,181    1,823,753   137,990,706       3,000
J. Larry Sorsby          27,502,725   13,714,209   137,889,006     104,700
Stephen D. Weinroth      35,732,286    5,484,648   137,990,706       3,000

       (2) Ratification of selection of Ernst & Young, LLP as independent registered public accountants for fiscal year ending October 31, 2005. There were no broker non-votes.

                               Class A           Class B
                            ------------       ------------

	  ..  Votes For        40,445,321         137,991,706
	  ..  Votes Against       741,401               2,000
	  ..  Abstain              30,211                   0


     Item 6.     Exhibits

                 Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

                 Exhibit 3(b) Certificate of Amendment of
                 Certificate of Incorporation of the
                 Registrant. (2)

                 Exhibit 3(c) Certificate of Amendment of
                 Certificate of Incorporation of the Registrant. (3)

                 Exhibit 3(d) Restated Bylaws of the Registrant. (4)

                 Exhibit 10(a) Third Amendment to First Restated Revolving Credit Agreement dated as of August 3, 2004, among K. Hovnanian Mortgage, Inc., and K. Hovnanian American Mortgage, LLC., Guaranty Bank, Bank of America NA,J P Morgan Chase Bank, Comerica Bank, National City Bank of Kentucky, U S Bank N A, Colonial Bank NA, and Washington Mutual Bank FA (Warehouse Agreement). (5)

                 Exhibit 10(b) Fourth Amended and Restated Credit Agreement dated as of June 18, 2004, among K. Hovnanian Enterprises,Inc., Hovnanian Enterprises, Inc., PNC Bank NA, Bank of America NA, Wachovia Bank NA, Bank One NA, Key Bank, National Association, and The Royal Bank of Scotland. (5)

                 Exhibit 31(a) Rule 13a-14(a)/15d-14(a)
                 Certification of Chief Executive Officer.

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




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  June 9, 2005                 /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  June  9, 2005                /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller



52