Form 10-Q
period 2005-07-31
HOVNANIAN ENTERPRISES INC
filed 2005-09-09
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q


(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JULY 31, 2005 or

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,054,474 shares of Class A Common Stock and 14,680,163 shares of Class B Common Stock were outstanding as of August 31, 2005.


                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10-Q

                                     INDEX

                                                               PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Condensed Consolidated Balance Sheets as of July 31,
                2005 (unaudited) and October 31, 2004                 3

              Condensed Consolidated Statements of Income for the
                three and nine months ended July 31, 2005 and
                2004 (unaudited)                                      5

              Condensed Consolidated Statement of Stockholders'
                Equity for the nine months ended
                July 31, 2005 (unaudited)                             6

              Condensed Consolidated Statements of Cash Flows for
                the nine months ended July 31, 2005
                and 2004 (unaudited)                                  7

              Notes to Condensed Consolidated Financial
                Statements (unaudited)                                8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                        24

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                    43

     Item 4.  Controls and Procedures                                44

PART II.  Other Information
     Item 1.  Legal Proceedings                                      45

     Item 2.  Unregistered Sales of Equity Securities and
                Use of Proceeds                                      46

     Item 6.  Exhibits                                               47

Signatures                                                           49



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                  July 31,     October 31,
          ASSETS                                    2005          2004
                                                -----------    -----------
                                                (unaudited)
Homebuilding:
  Cash and cash equivalents.................... $    43,985    $    65,013
                                                -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development..............................   2,278,418      1,785,706
                                                -----------    -----------
    Land and land options held for future
      development or sale......................     448,296        436,184
                                                -----------    -----------
    Consolidated Inventory Not Owned:
      Specific performance options.............       5,705         11,926
      Variable interest entities...............     134,196        201,669
      Other options............................     120,920         31,824
                                                -----------    -----------
       Total Consolidated Inventory Not Owned..     260,821        245,419
                                                -----------    -----------
      Total Inventories........................   2,987,535      2,467,309
                                                -----------    -----------
  Investments in and advances to unconsolidated
    joint ventures.............................     160,655         42,441
                                                -----------    -----------

  Receivables, deposits, and notes ............      63,670         55,152
                                                -----------    -----------

  Property, plant, and equipment - net.........      77,837         44,137
                                                -----------    -----------

  Prepaid expenses and other assets............     121,594         93,616
                                                -----------    -----------

  Goodwill.....................................      32,658         32,658
                                                -----------    -----------

  Definite life intangibles....................     120,136        125,492
                                                -----------    -----------
      Total Homebuilding.......................   3,608,070      2,925,818
                                                -----------    -----------

Financial Services:
  Cash and cash equivalents....................      11,514         13,011
  Mortgage loans held for sale.................     182,084        209,193
  Other assets.................................       4,714          8,245
                                                -----------    -----------
      Total Financial Services.................     198,312        230,449
                                                -----------    -----------
Income Taxes Receivable - Including Deferred
  Tax Benefits.................................      47,701              -
                                                -----------    -----------
Total Assets................................... $ 3,854,083    $ 3,156,267
                                                ===========    ===========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                      July 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2005        2004
                                                    -----------  -----------
                                                    (unaudited)
Homebuilding:
  Nonrecourse land mortgages....................... $    31,221  $    25,687
  Accounts payable and other liabilities...........     380,920      329,621
  Customers' deposits..............................     112,893       80,131
  Nonrecourse mortgages secured by operating
    Properties.....................................      24,495       24,951
  Liabilities from inventory not owned.............     132,309       68,160
                                                    -----------  -----------
      Total Homebuilding...........................     681,838      528,550
                                                    -----------  -----------
Financial Services:
  Accounts payable and other liabilities...........       6,868        6,080
  Mortgage warehouse line of credit................     167,174      188,417
                                                    -----------  -----------
      Total Financial Services.....................     174,042      194,497
                                                    -----------  -----------
Notes Payable:
  Revolving credit agreement.......................      43,050      115,000
  Senior notes.....................................     803,207      602,737
  Senior subordinated notes........................     400,000      300,000
  Accrued interest.................................      12,841       15,522
                                                    -----------  -----------
      Total Notes Payable..........................   1,259,098    1,033,259
                                                    -----------  -----------
Income Taxes Payable...............................           -       48,999
                                                    -----------  -----------
      Total Liabilities............................   2,114,978    1,805,305
                                                    -----------  -----------

Minority interest from inventory not owned.........     109,125      155,096
                                                    -----------  -----------

Minority interest from consolidated joint ventures.       1,206        3,472
                                                    -----------  -----------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; liquidation preference of $25,000
    per share, issued 5,600 shares at July 31, 2005
    and zero shares at October 31, 2004............           -            -
  Common Stock,Class A,$.01 par value-authorized
    200,000,000 shares; issued 57,906,182 shares at
    July 31, 2005 and 56,797,313 shares at
    October 31, 2004 (including 10,795,656 shares
    at July 31, 2005 and 10,395,656 shares at
    October 31, 2004 held in Treasury)..............        579          568
  Common Stock,Class B,$.01 par value (convertible
    to Class A at time of sale) authorized
    30,000,000 shares; issued 15,372,561 shares at
    July 31, 2005 and 15,376,972 shares at
    October 31, 2004  (including 691,748 shares at
    July 31, 2005 and October 31, 2004 held in
    Treasury).......................................        154          154
  Paid in Capital...................................    350,085      199,643
  Retained Earnings.................................  1,357,575    1,053,863
  Deferred Compensation.............................     (7,474)     (11,784)
  Treasury Stock - at cost..........................    (72,145)     (50,050)
                                                    -----------  -----------
      Total Stockholders' Equity....................  1,628,774    1,192,394
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity..........$ 3,854,083  $ 3,156,267
                                                    ===========  ===========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                        Three Months Ended      Nine Months Ended
                                              July 31,              July 31,
                                        -----------------------  -----------------------
                                            2005       2004         2005        2004
                                        -----------  ----------  -----------  ----------
Revenues:
  Homebuilding:
    Sale of homes...................... $ 1,289,373  $1,044,610  $ 3,495,014  $2,702,826
    Land sales and other revenues......       4,820       2,756       32,747       8,549
                                        -----------  ----------  -----------  ----------
      Total Homebuilding...............   1,294,193   1,047,366    3,527,761   2,711,375
  Financial Services...................      18,533      13,683       48,995      41,926
                                        -----------  ----------  -----------  ----------
      Total Revenues...................   1,312,726   1,061,049    3,576,756   2,753,301
                                        -----------  ----------  -----------  ----------
Expenses:
  Homebuilding:
    Cost of sales, excluding interest..     940,202     778,216    2,588,285   2,016,257
    Cost of sales interest.............      19,257      13,369       47,089      39,159
                                        -----------  ----------  -----------  ----------
      Total Cost of Sales..............     959,459     791,585    2,635,374   2,055,416
                                        -----------  ----------  -----------  ----------

    Selling, general and administrative     116,388      82,548      319,680     234,853
    Inventory impairment loss..........       1,354       1,438        3,352       2,230
                                        -----------  ----------  -----------  ----------
      Total Homebuilding...............   1,077,201     875,571    2,958,406   2,292,499

  Financial Services...................      12,296       8,637       33,683      25,334

  Corporate General and Administrative.      18,884      13,011       49,678      42,229

  Other Interest.......................       4,224       4,356       13,317      14,605

  Expenses Related To Extinguishment
    Of Debt............................           -       8,663            -       9,597

  Other Operations.....................       7,356       3,361       10,575       9,107

  Intangible Amortization..............      11,781       9,716       32,255      19,115
                                        -----------  ----------  -----------  ----------
      Total Expenses...................   1,131,742     923,315    3,097,914   2,412,486
                                        -----------  ----------  -----------  ----------
Income from unconsolidated joint
    ventures...........................      13,907       2,282       22,482       4,053
                                        -----------  ----------  -----------  ----------

Income Before Income Taxes.............    194,891      140,016      501,324     344,868
                                        -----------  ----------  -----------  ----------
State and Federal Income Taxes:
  State................................      10,535       7,761       26,299      20,417
  Federal..............................      68,262      45,517      171,313     109,530
                                        -----------  ----------  -----------  ----------
    Total Taxes........................      78,797      53,278      197,612     129,947
                                        -----------  ----------  -----------  ----------
Net Income............................. $   116,094  $   86,738  $   303,712  $  214,921
                                        ===========  ==========  ===========  ==========
Per Share Data:
Basic:
  Income per common share.............. $      1.85  $     1.40  $      4.87  $     3.47
  Weighted average number of common
    shares outstanding.................      62,754      62,001       62,412      61,887
Assuming dilution:
  Income per common share.............. $      1.76  $     1.33  $      4.63  $     3.30
  Weighted average number of common
     shares outstanding................      65,796      65,115       65,574      65,158

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
(Unaudited)

                        A Common Stock       B Common Stock        Preferred Stock
                     -------------------  -------------------  ------------------------
                       Shares             Shares             Shares
                      Issued and         Issued and        Issued and            Paid-In  Retained  Deferred Treasury
                     Outstanding Amount Outstanding Amount Outstanding  Amount   Capital  Earnings    Comp.   Stock      Total
                     ----------- ------ ----------- ------ ----------- -------- -------- ---------- -------- --------- ----------
Balance, October 31,
  2004..........      46,401,657 $  568  14,685,224 $  154                      $199,643 $1,053,863 $(11,784)$(50,050) $1,192,394

Issuance of Preferred
   Stock...........                                              5,600           135,720                                  135,720

Sale of common
  stock under employee
  stock option plan      880,628      9                                           17,884                                   17,893

Net Stock Bonus
  issuances........      223,830      2                                           (2,469)                899               (1,568)

Net Restricted Stock
  granted..........                                                                 (693)                659                  (34)

Amortization of
  Restricted Stock..                                                                                   2,752                2,752

Conversion of
Class B to
  Class A
  common stock......       4,411             (4,411)

Treasury Stock
  Purchases.........    (400,000)                                                                             (22,095)    (22,095)

Net Income..........                                                                        303,712                       303,712
                     ----------- ------ ----------- ------ ----------- -------- -------- ---------- -------- --------- ----------
Balance, July 31,
 , 2005............  47,110,526  $  579  14,680,813 $  154       5,600 $      - $350,085 $1,357,575 $ (7,474)$(72,145) $1,628,774
                     =========== ====== =========== ====== =========== ======== ======== ========== ======== ========= ==========

See notes to condensed consolidated financial statements (unaudited).



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - unaudited)
                                                          Nine Months Ended
                                                               July 31,
                                                       ------------------------
                                                          2005          2004
                                                       -----------  -----------
Cash Flows From Operating Activities:
  Net Income.......................................... $  303,712   $  214,921
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
      Depreciation....................................      5,912        4,606
      Intangible amortization.........................     32,255       19,115
      Amortization of deferred compensation...........      1,150          506
      Gain on sale and retirement of property
        and assets....................................     (3,479)        (238)
      Income from unconsolidated joint ventures.......     22,482        4,053
      Expenses related to extinguishment of debt......          -        9,597
      Deferred income taxes...........................    (14,287)     (14,426)
      Impairment losses...............................      3,352        2,230
      Decrease (increase) in assets:
        Mortgage notes receivable.....................     27,357       73,548
        Receivables, prepaids and other assets........    (19,572)     (27,232)
        Inventories...................................   (434,634)    (658,351)
     (Decrease) increase in liabilities:
        State and Federal income taxes................    (67,204)      (5,817)
        Customers' deposits...........................     25,252       29,215
        Interest and other accrued liabilities........      8,124       12,602
        Post development completion costs.............      1,017       (2,929)
        Accounts payable..............................     12,312       32,575
                                                       -----------  -----------
          Net cash (used in) operating activities.....    (96,251)    (306,025)
                                                       -----------  -----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......      8,040          721
  Purchase of property, equipment and other fixed
    assets and acquisitions of homebuilding
    companies.........................................   (131,872)     (56,634)
  Net investments of capital in unconsolidated
    affiliates........................................   (140,619)     (27,871)
                                                       -----------  -----------
          Net cash (used in) investing activities.....   (264,451)     (83,784)
                                                       -----------  -----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................  1,379,997    2,674,035
  Proceeds from senior debt...........................    200,000      365,000
  Proceeds from senior subordinated debt..............    100,000
  Principal payments on mortgages and notes........... (1,458,129)  (2,599,739)
  Principal payments on senior debt...................          -     (156,844)
  Purchase of treasury stock..........................    (22,095)      (3,022)
  Proceeds from sale of stock and employee stock plan.    138,404        1,142
                                                       -----------  -----------
          Net cash provided by financing activities....   338,177      280,572
                                                       -----------  -----------
Net (Decrease) In Cash........... ....................... (22,525)    (109,237)
Cash and Cash Equivalents Balance, Beginning
  Of Period...........................................     78,024      128,221
                                                       -----------  -----------
Cash and Cash Equivalents Balance, End Of Period...... $   55,499   $   18,984
                                                       ===========  ===========
Supplemental Disclosures of Cash Flow
  Cash paid during the year for:
    Interest.........................................  $   63,975   $   56,795
                                                       ===========  ===========
    Income taxes.....................................  $  279,686   $  150,016
                                                       ===========  ===========
Supplemental disclosures of noncash operating
  activities:
  Consolidated Inventory Not Owned:
    Specific performance options.....................  $    5,415   $   21,798
    Variable interest entities.......................     121,989      181,265
    Other options....................................     118,405       29,382
                                                       -----------  -----------
  Total Inventory Not Owned..........................  $  245,809   $  232,445
                                                       ===========  ===========
See notes to condensed consolidated financial statements (unaudited).



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


	1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

	For purposes of pro forma disclosures, the estimated fair value of the options using Black-Scholes is amortized to expense over the options' vesting period. Our pro forma information follows (dollars in thousands except for earnings per share information):

                                   Three Months Ended  Nine Months Ended
                                        July 31,            July 31,
                                   ------------------  ------------------
                                     2005      2004      2005      2004
                                   --------  --------  --------  --------
Net income as reported..........   $116,094  $ 86,738  $303,712  $214,921

Deduct:  total stock-based employee
  compensation expense determined
  using Black-Scholes fair value
  based method for all awards...      1,689     1,244     4,531     3,175
                                   --------  --------  --------  --------
Pro forma net income............   $114,405  $ 85,494  $299,181  $211,746
                                   ========  ========  ========  ========
Pro forma basic earnings per share $   1.82  $   1.38  $   4.79  $   3.42
                                   ========  ========  ========  ========
Basic earnings per share as
  reported......................   $   1.85  $   1.40  $   4.87  $   3.47
                                   ========  ========  ========  ========
Pro forma diluted earnings per
  share.........................   $   1.74  $   1.31  $   4.56  $   3.25
                                   ========  ========  ========  ========
Diluted earnings per share as
  reported......................   $   1.76  $   1.33  $   4.63  $   3.30
                                   ========  ========  ========  ========

       Pro forma information regarding net income and earnings per share is calculated as if we had accounted for our stock-based compensation under the fair value method of SFAS 123. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for July 31, 2005 and 2004: risk-free interest rate of 4.2% for both periods; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.47 and 0.43, respectively; and a weighted average expected life of the option of 4.9 and 5.2 years, respectively.

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

       SFAS 123R applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement
123. As a result, beginning in our fiscal first quarter of 2006, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. We expect the impact of the adoption of SFAS 123R to be a reduction of first quarter fiscal 2006 net income of approximately $1.7 million assuming modified prospective application.

	3.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended   Nine Months Ended
                                   July 31,            July 31,
                              ------------------  ------------------
                                2005      2004      2005      2004
                              --------  --------  --------  --------
                                      (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period........ $ 44,488  $ 32,585  $ 37,465  $ 24,833
Interest Incurred(1)(2)......   27,991    21,426    71,939    65,217
Cost of Sales Interest
  Expensed (2)...............  (19,257)  (13,369)  (47,089)  (39,159)
Other Interest Expensed......   (4,224)   (4,356)  (13,317)  (14,605)
                              --------  --------  --------  --------
Interest Capitalized at
  End of Period.............. $ 48,998  $ 36,286  $ 48,998  $ 36,286
                              ========  ========  ========  ========

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.
(2) Includes interest on borrowings for construction, land and land development costs which are charged to interest expense when homes are delivered or when land is not under active development.

       4. Accumulated depreciation at July 31, 2005 and October 31, 2004 amounted to $34.6 million and $31.7 million, respectively, for our homebuilding and senior rental residential assets.

       5. In accordance with Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In addition, from time to time, we will write off certain residential land options including approval and engineering costs for land management decided not to purchase. We wrote off such costs in the amount of $1.4 million during both the three months ended July 31, 2005 and 2004, respectively, and $3.4 million and $2.2 million during the nine months ended July 31, 2005 and 2004, respectively. Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as "Homebuilding-Inventory impairment loss".

       6. We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue warranty costs under our $5 million per occurrence general liability insurance deductible for 2005 (deductible was $150 thousand per occurrence for homes built between fiscal 2001 and fiscal
2004) as part of selling, general and administrative costs. Warranty accruals are based upon historical experience. Additions and charges incurred in the warranty accrual and general liability accrual for the three and nine months ended July 31, 2005 and 2004 are as follows:

                                  Three Months Ended   Nine Months Ended
                                       July 31,            July 31,
                                  --------  --------  --------  --------
                                    2005      2004      2005      2004
                                  --------  --------  --------  --------
                                          (Dollars in Thousands)
Balance, beginning of period..... $81,122   $47,186   $64,922   $39,532
Additions........................  15,329    10,869    41,246    27,476
Charges incurred.................  (8,841)   (4,697)  (18,558)  (13,650)
                                  --------  --------  --------  --------
Balance, end of period..........  $87,610   $53,358   $87,610   $53,358
                                  ========  ========  ========  ========

	7. We are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing; and we are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations. In addition, in March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency ("EPA") requesting information about storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We have provided the information requested. To the extent that the information provided were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we will defend and attempt to resolve such asserted violations.

       Our sales and customer financing processes are subject to the jurisdiction of the U. S. Department of Housing and Urban Development ("HUD"). In connection with the Real Estate Settlement Procedures Act, HUD has recently inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD's inquiries.

       At this time, we cannot predict the outcome of the EPA's or HUD's reviews or estimate the costs that may be involved in resolving such matters.

       8. As of July 31, 2005 and October 31, 2004, respectively, we are obligated under various performance letters of credit amounting to $305.4 million and $180.6 million.

       9. Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of banks provides a revolving credit line of $1.2 billion through July 2009. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.3 billion subject to the availability of additional commitments. Interest is payable monthly at various rates based on a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement, plus, at the Company's option, either (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three, or six month interest period as selected by the Company. In addition, we pay a fee ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit line depending on its Leverage Ratio and the average percentage unused portion of the revolving credit line. Each of our significant subsidiaries, except for various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement. As of July 31, 2005, the outstanding balance under the Agreement was $43.1 million and as of October 31, 2004, the outstanding balance under the previous facility was $115.0 million.

       Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $250 million through April 2006. Interest is payable monthly at the Eurodollar Rate plus 1.25%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. As of July 31, 2005, borrowings under this agreement were $167.2 million and as of October 31, 2004 the outstanding balance under the previous facility was $188.4 million.

       10. On November 30, 2004, we issued $200 million of 6 1/4% Senior Notes due 2015 and $100 million of 6% Senior Subordinated Notes due 2010. The net proceeds of the issuance were used to repay the outstanding balance on our revolving credit facility as of November 30, 2004 and for general corporate purposes.

       At July 31, 2005, we had $805.3 million of outstanding senior notes ($803.2 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, and $200 million 6 1/4% Senior Notes due 2015. At July 31, 2005, we had $400 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010.

       As a subsequent event to our July 31, 2005 Consolidated Balance Sheet, on August 8, 2005, we issued $300 million 6 1/4% Senior Notes due 2016. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount defined in the offering memorandum. The net proceeds of the issuance were used to repay the outstanding balance under our revolving credit facility as of August 8, 2005, and for general corporate purposes, including acquisitions.

       Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions, may do so from time to time.

       11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock, of approximately 3.0 million and 3.1 million for the three months ended July 31, 2005 and 2004, respectively, and approximately 3.2 million and 3.3 million for the nine months ended July 31, 2005 and 2004, respectively.

       12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and will be paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq National Market under the symbol "HOVNP". The net proceeds from the offering of $136 million, reflected in Paid in Capital in the Condensed Consolidated Balance Sheet, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005.

       13. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 was effective immediately for VIEs created after January 31, 2003. Pursuant to FASB revision to FIN 46 ("FIN 46R"), issued in December 2003, we were not required to apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until our quarter ended April 30, 2004 for VIEs created before February 1, 2003. In accordance with FIN 46R, we have fully implemented FIN 46 as of April 30, 2004.

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

	At July 31, 2005, all VIEs we were required to consolidate were a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these twenty-one VIEs totaling $19.3 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $134.2 million. Because we could not get the remainder of the selling entities to provide us with any financial information, the fair value of the optioned property less our cash deposits and liabilities from inventory not owned, which totaled $109.1 million, was reported on the balance sheet as "Minority interest from inventory not owned". Creditors of these VIEs have no recourse against us.

	We will continue to control land and lots using options. Not all our deposits are with VIEs. Including the deposits with the twenty-one VIEs above, at July 31, 2005, we have total cash and letters of credit deposits amounting to approximately $330.9 million to purchase land lots with a total purchase price of $4.5 billion. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

        14. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures - We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile and leveraging our capital base. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those entered into with developers and other homebuilders, as well as financial investors, to develop finished lots for sale to the joint venture's members or other third parties. During the nine months ended July 31, 2005, we entered into four new homebuilding joint ventures. As of July
31, 2005, we have investments in seven homebuilding joint ventures and eight land development joint ventures. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

                                           July 31,   October 31,
                                             2005        2004
                                         -----------  -----------
                                          (Dollars in Thousands)
Assets:
   Cash                                    $  25,170    $  30,519
    Inventories                              765,409      176,360
    Other assets                             160,759        5,477
                                         -----------  -----------
          Total assets                     $ 951,338    $ 212,356
                                         ===========  ===========
Liabilities and Equity:
    Accounts payable and other
      liabilities                          $ 174,487    $  27,938
    Notes payable                            345,429       82,742
    Equity                                   431,422      101,676
                                         -----------  -----------
          Total liabilities and equity     $ 951,338    $ 212,356
                                         ===========  ===========

    Our share of equity related to these unconsolidated joint ventures, shown separately in our Condensed Consolidated Balance Sheets, was approximately $153.9 million and $40.8 million at July 31, 2005 and October 31, 2004, respectively. Additionally, as of July 31, 2005 and October 31, 2004, we had advances outstanding of approximately $6.8 million and $1.6 million to these unconsolidated joint ventures, which were included in the accounts payable and other liabilities balances in the table above.

                           Three Months Ended      Nine Months Ended
                                 July 31,               July 31,
                           --------------------  --------------------
                              2005       2004       2005      2004
                           ---------  ---------  ---------  ---------
                                     (Dollars in Thousands)
Revenues                   $ 209,941  $  15,656  $ 352,831  $  30,025
Cost of sales and expenses  (183,830)   (11,214)  (309,686)   (23,571)
                           ---------  ---------  ---------  ---------
Net income                 $  26,111  $   4,442  $  43,145  $   6,454
                           =========  =========  =========  =========

    Net income from unconsolidated joint ventures is shown on the face of the Condensed Consolidated Statements of Income and reflects our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures range from 20% to 50%.

    Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture's total assets, and such financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and environmental indemnification. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being limited to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities.

       15. Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in an entity's financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. See Note 2 for a further description of SFAS 123R and its expected impact on our first quarter fiscal 2006 net income.

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

	In June 2005, the Emerging Issues Task Force ("EITF") released Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on the Company's results of operations or financial position.

	16. Intangible Assets - Except for goodwill, the intangible assets recorded on our balance sheet are definite life intangibles, which include tradenames, architectural designs, distribution processes, and contractual agreements. We no longer amortize goodwill, but instead assess it periodically for impairment. We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

       17. Acquisitions - On March 1, 2005, we acquired for cash the assets of Cambridge Homes, a privately held Orlando homebuilder and provider of related financial services, headquartered in Altamonte Springs, Florida. The acquisition provides us with a presence in the greater Orlando market, which is the 9th largest housing market in the U.S., based on 2003 new home starts.

	Cambridge Homes designs, markets and sells both single family homes and attached townhomes and focuses on first-time, move up and luxury homebuyers. Cambridge Homes also provides mortgage financing, as well as title and settlement services to its homebuyers.

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

	During August 2005, we acquired substantially all of the assets of First Home Builders of Florida and Oster Homes. See the subsequent events note for further information.

       18. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of July 31, 2005 had issued and outstanding approximately $400 million of Senior Subordinated Notes, $805.3 million face value of Senior Notes, and $43.1 million drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

	In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our title insurance subsidiaries, joint ventures, and certain other subsidiaries (collectively, the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Agreement.

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


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 31, 2005
(Dollars in Thousands)
                                                           Guarantor      Non-
                                              Subsidiary    Subsid-     Guarantor    Elimin-      Consol-
                                    Parent     Issuer       iaries     Subsidiaries  ations       idated
                                  ----------  ----------  ------------ ------------ ----------- ----------
ASSETS
Homebuilding..................... $    1,347  $   78,401  $ 3,328,886  $    199,436 $           $3,608,070
Financial Services.................                              (314)      198,626                198,312
Income Taxes Receivable (Payable)..    3,420                   45,107          (826)                47,701
Investments in and amounts due to
  and from consolidated
  subsidiaries.................... 1,624,007   1,358,573   (1,576,781)     (168,218)(1,237,581)
                                  ----------  ----------  ------------ ------------ ----------- ----------
Total Assets..................... $1,628,774  $1,436,974  $ 1,796,898  $    229,018 $(1,237,581)$3,854,083
                                  ==========  ==========  ============ ============ =========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding...................   $           $           $   678,701  $      3,137 $           $  681,838
Financial Services.............                                  (138)      174,180                174,042
Notes Payable...................               1,257,880      (23,277)       24,495              1,259,098
Minority Interest................                             109,125         1,206                110,331
Stockholders' Equity.............  1,628,774     179,094    1,032,487        26,000  (1,237,581) 1,628,774
                                  ----------  ----------  ------------ ------------ ----------- ----------
Total Liabilities and Stockholders'
  Equity......................... $1,628,774  $1,436,974  $ 1,796,898  $    229,018 $(1,237,581)$3,854,083
                                  ==========  ==========  ============ ============ =========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2004
(Dollars in Thousands)
                                                           Guarantor      Non-
                                              Subsidiary    Subsid-     Guarantor    Elimin-     Consol-
                                    Parent     Issuer       iaries     Subsidiaries  ations      idated
                                  ----------  ----------  ------------ ------------ ---------- ----------
Assets
Homebuilding......................$      (99) $   51,441  $ 2,804,800  $     69,676 $           $2,925,818
Financial Services................                                149       230,300                230,449
Investments in and amounts due to
  and from consolidated
  subsidiaries.................... 1,262,169   1,037,671   (1,319,839)      (41,423)  (938,578)
                                  ----------  ----------  ------------ ------------ ----------- ---------
Total Assets......................$1,262,070  $1,089,112  $ 1,485,110  $    258,553 $ (938,578) $3,156,267
                                  ==========  ==========  ============ ============ =========== ==========

Liabilities
Homebuilding......................$           $       149 $   526,278  $      2,123 $           $  528,550
Financial Services.................                                (1)      194,498                194,497
Notes Payable......................             1,032,259     (28,324)       29,324              1,033,259
Income Taxes Payable (Receivables).   69,676        1,961     (23,579)          941                 48,999
Minority Interest..................                           155,096         3,472                158,568
Stockholders' Equity...............1,192,394       54,743     855,640        28,195   (938,578)  1,192,394
                                  ----------  ----------- ------------ ------------ ----------- ----------
Total Liabilities and Stockholders'
  Equity......................... $1,262,070  $ 1,089,112 $ 1,485,110  $    258,553 $ (938,578) $3,156,267
                                  ==========  =========== ============ ============ =========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2005
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                    Parent   Issuer     iaries    Subsidiaries   ations     idated
                                   -------- ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $       60 $1,293,968 $        165 $          $1,294,193
  Financial Services...............                         1,009       17,524                18,533
  Intercompany Charges.............             53,685     54,559                (108,244)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 194,891                                      (194,891)
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Revenues................  194,891     53,745  1,349,536       17,689   (303,135) 1,312,726
                                   -------- ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................               (814) 1,136,550          881    (17,171) 1,119,446
  Financial Services...............                           315       12,895       (914)    12,296
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Expenses.................               (814) 1,136,865       13,776    (18,085) 1,131,742
                                   -------- ---------- ---------- ------------ ---------- ----------
Income from Unconsolidated
  Joint Ventures...................                        13,907                             13,907

Income (Loss) Before Income Taxes.  194,891     54,559    226,578        3,913   (285,050)   194,891

State and Federal Income Taxes.....  78,797     31,571    129,114        3,078   (163,763)    78,797
                                   -------- ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$ 116,094 $   22,988 $   97,464 $        835 $ (121,287)$  116,094
                                   ======== ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2004
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor     Elimin-     Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $       21 $1,042,389 $      4,956 $          $1,047,366
  Financial Services...............                         1,499       12,184                13,683
  Intercompany Charges.............             25,315     31,898                 (57,213)
  Equity In Pretax Income of
    Consolidated Subsidiaries......140,016                                       (140,016)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ 140,016      25,336  1,075,786       17,140   (197,229) 1,061,049
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................              8,431    937,908        3,925    (35,586)   914,678
  Financial Services...............                           788        8,422       (573)     8,637
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................              8,431    939,696       12,347    (36,159)   923,315
                                   -------  ---------- ---------- ------------ ---------- ----------
Income From Unconsolidated Joint
  Ventures.........................                         2,282                              2,282
Income (Loss) Before Income Taxes. 140,016      16,905    139,372        4,793   (161,070)   140,016

State and Federal Income Taxes..... 53,278       7,112     53,133          403    (60,648)    53,278
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$ 86,738  $    9,793 $   86,239 $      4,390 $ (100,422)$   86,738
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2005
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $      161 $3,526,539 $      1,061 $          $3,527,761
  Financial Services...............                         3,983       45,012                48,995
  Intercompany Charges.............            154,345    156,408                (310,753)
  Equity In Pretax Income of
    Consolidated Subsidiaries......501,324                                       (501,324)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ 501,324     154,506  3,686,930       46,073   (812,077) 3,576,756
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................             (1,902) 3,133,308        2,909    (70,084) 3,064,231
  Financial Services...............                         2,087       34,388     (2,792)    33,683
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................             (1,902) 3,135,395       37,297    (72,876) 3,097,914
                                   -------  ---------- ---------- ------------ ---------- ----------
Income from Unconsolidated Joint
  Ventures........................                         22,482                             22,482
Income (Loss) Before Income Taxes. 501,324     156,408    574,017        8,776   (739,201)   501,324

State and Federal Income Taxes.....197,612      54,743    221,741        4,384   (280,868)   197,612
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$303,712  $  101,665 $  352,276 $      4,392 $ (458,333)$  303,712
                                   =======  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2004
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------  ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $      207 $2,690,081 $     21,170 $      (83)$2,711,375
  Financial Services...............                         3,615       38,311                41,926
  Intercompany Charges.............             60,123     95,338                (155,461)
  Equity In Pretax Income of
    Consolidated Subsidiaries......344,868                                       (344,868)
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ 344,868      60,330  2,789,034       59,481   (500,412) 2,753,301
                                   -------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................              8,859  2,469,407       16,898   (108,012) 2,387,152
  Financial Services...............                         1,853       25,953     (2,472)    25,334
                                   -------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................              8,859  2,471,260       42,851   (110,484) 2,412,486
                                   -------  ---------- ---------- ------------ ---------- ----------
Income From Unconsolidated Joint
  Ventures.........................                         4,053                              4,053
Income (Loss) Before Income Taxes..344,868      51,471    321,827       16,630   (389,928)   344,868

State and Federal Income Taxes.....129,947      17,971    122,666        5,081   (145,718)   129,947
                                   -------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$214,921  $   33,500 $  199,161 $     11,549 $ (244,210)$  214,921
                                  ========  ========== ========== ============ =========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2005
(Dollars in Thousands)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................$ 303,712  $ 101,665 $  352,276 $      4,392 $(458,333) $  303,712
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities... (58,182)   361,828 (1,050,904)    (111,038)  458,333    (399,963)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 245,530    463,493   (698,628)    (106,646)              (96,251)

Net Cash (Used In)
  Investing Activities...............                      (264,369)         (82)             (264,451)

Net Cash Provided By (Used In)
  Financing Activities............... 116,309    228,049     15,304      (21,485)              338,177

Intercompany Investing and Financing
  Activities - Net...................(361,838)  (667,602)   902,645      126,795
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......       1     23,940    (45,048)      (1,418)              (22,525)
Balance, Beginning of Period.........      15     29,369     35,441       13,199                78,024
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period.....................$      16  $  53,309 $   (9,607) $    11,781 $          $   55,499
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2004
(Dollars in Thousands)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................$ 214,921  $  33,500 $  199,161 $     11,549 $ (244,210)$ 214,921
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...  46,568     (7,558)  (851,671)      47,505    244,210  (520,946)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities........... 261,489     25,942   (652,510)      59,054             (306,025)

Net Cash (Used In)
  Investing Activities............... (20,909)              (62,600)        (275)             (83,784)

Net Cash Provided By (Used In)
  Financing Activities...............  (1,493)   315,000    (10,903)     (22,032)             280,572

Intercompany Investing and Financing
  Activities - Net...................(239,087)  (469,933)   737,895      (28,875)
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......           (128,991)    11,882        7,872             (109,237)
Balance, Beginning of Period.........      15    135,846    (14,372)       6,732              128,221
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period.....................$      15  $   6,855 $   (2,490)$     14,604 $          $  18,984
                                     ========  ========= ========== ============ ========== ==========



	19. Subsequent Events - On August 8, 2005, we issued $300 million 6 1/4% Senior Notes due 2016. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount defined in the offering memorandum. The net proceeds of the issuance were used to repay the outstanding balance under our revolving credit facility as of August 8, 2005, and for general corporate purposes, including acquisitions.

	On August 8, 2005 we acquired substantially all of the assets of First Home Builders of Florida, a privately held homebuilder and provider of related financial services headquartered in Cape Coral, Florida. First Home Builders is a leading builder in Western Florida and ranked 1st in the greater Fort Myers-Cape Coral market and 51st nationally based on 2004 permit activity as tracked by Builder Magazine. Thus, the acquisition provides Hovnanian with the number one market position in the high growth Fort Myers-Cape Coral market, which is the 18th largest housing market in the U.S. as ranked by Builder Magazine based on 2004 permits.

	First Home Builders of Florida designs, markets and sells single family homes, with a focus on the first-time home buying segment. The company also provides mortgage financing, title and settlement services to its homebuyers. In 2004, First Home Builders delivered 1,819 homes with revenues of $308 million. As of July 31, 2005, First Home Builders had 4,048 homes in contract backlog with a sales value of $888 million.

	On August 3, 2005, we acquired substantially all of the homebuilding assets of Oster Homes, a privately held Ohio homebuilder, headquartered in Lorain, Ohio. The acquisition provides Hovnanian with a complementary presence to its Ohio "build-on-your-own-lot" homebuilding operations.
Oster Homes builds in Lorain County in Northeast Ohio, just west of Cleveland. Lorain is part of the greater Cleveland MSA, which is the 50th largest housing market in the U. S., based on 2004 new home starts.

	Oster Homes designs, markets and sells single family homes, with a focus on first-time and move up homebuyers. Additionally, Oster Homes utilizes a design center to market extensive pre-prices options and upgrades.

	In its 2004 fiscal year, Oster Homes delivered 247 homes with revenue of $56 million. As of August 3, 2005, Oster Homes currently has approximately 105 homes in contract backlog, with a sales value of $25 million, and owns or controls approximately 3,000 lots throughout the greater Cleveland area. Oster Homes ranked as the 4th largest builder in the Cleveland MSA in 2004 by Builder Magazine.

	Both of these acquisitions will be accounted for as purchases with the results of their operations included in our consolidated financial statements as of the dates of the acquisitions.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

	Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

	Business Combinations - When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". Under SFAS No. 141, we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

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

	Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Condensed Consolidated Balance Sheet specific performance options, options with variable interest entities, and other options under "Consolidated Inventory Not Owned" with the offset to "Liabilities from inventory not owned", "Minority interest from inventory not owned", and "Minority interest from consolidated joint ventures".

	Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in our unconsolidated joint ventures range from 20% to 50%. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being limited to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities.

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

	Post Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, our warranty accrual includes estimated costs for construction work that is unforeseen, but estimable based on past history, at the time of closing. Both of these liabilities are recorded in "accounts payable and other liabilities" in the Condensed Consolidated Balance Sheets.


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

       Our cash uses during the nine months ended July 31, 2005 were for operating expenses, increases in housing inventories, construction, income taxes, interest, acquisitions, and repayments of our revolving credit facility. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of $200 million of Senior Notes and $100 million of Senior Subordinated Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of July 31, 2005, 2.3 million shares of Class A Common Stock have been purchased under this program. In addition in 2003, we retired at no cost 1.5 million shares that were held by a seller of a previous acquisition. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

       On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and will be paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq National Market under the symbol "HOVNP". The net proceeds from the offering of $136 million, reflected in Paid in Capital in the Condensed Consolidated Balance Sheet, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005.

	Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement (the "Agreement") effective June 17, 2005, that provides a revolving credit line and letter of credit line of $1.2 billion through July 2009. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.3 billion subject to the availability of additional commitments.
Interest is payable monthly at various rates based on a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage
Ratio, as defined in the Agreement, plus, at the Company's option, either
(1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three or six month interest period as selected by the Company. In addition, we pay a fee ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit line depending on its Leverage Ratio and the average percentage unused portion of the revolving credit line. At July 31, 2005, there was $43.1 million drawn under this Agreement and we had approximately $44.0 million of homebuilding cash. At July 31, 2005, we had issued $305.4 million of letters of credit which reduces cash available under the Agreement. We believe that we will be able either to extend the Agreement beyond July
2008 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement.
We and each of our significant subsidiaries, except for various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement.

	At July 31, 2005, we had $805.3 million of outstanding senior notes ($803.2 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, and $200 million 6 1/4% Senior Notes due 2015. At July 31, 2005, we had $400 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior
Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary engaged in homebuilding activity in Poland, our title insurance subsidiaries, and joint ventures, is a guarantor of the senior notes and senior subordinated notes.

	Our mortgage banking subsidiary's warehouse agreement was amended on April 26, 2005. Pursuant to the agreement, we may borrow up to $250 million. The agreement expires in April 2006 and interest is payable monthly at the Eurodollar Rate plus 1.25%. We believe that we will be able either to extend this agreement beyond April 2006 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of July 31, 2005, the aggregate principal amount of all borrowings under this agreement was $167.2 million.

       Total inventory increased $504.8 million during the nine months ended July 31, 2005. This increase excluded the increase in consolidated inventory not owned of $15.4 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46. See "Notes to Condensed Consolidated Financial Statements" - Note 13 for additional information on FIN 46. Excluding the impact of $91.7 million from our acquisitions, total inventory in our Northeast Region increased $177.3 million, the Southeast Region increased $180.0 million, the Southwest Region increased $89.3 million, and our West Region decreased $33.5 million; however, if you exclude the impact of property that was owned at October 31, 2004, but is now under option and included in "Consolidated Inventory Not Owned - Other options", our West Region increased $50.0 million. The increase in inventory was primarily the result of future planned organic growth in our existing markets. Substantially all homes under construction or completed and included in inventory at July 31, 2005 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our line of credit and senior and senior subordinated indebtedness.

       We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option.
As a result, our commitment for major land acquisitions is reduced.

	The following table summarizes the number of buildable homes included in our total residential real estate. The July 31, 2005 and October 31, 2004 numbers exclude real estate owned and options in locations where we have ceased development.

                                 Active       Proposed       Grand
                     Active    Communities   Developable     Total
                  Communities    Homes         Homes         Homes
                  -----------   ---------   ------------   ---------
July 31, 2005:

Northeast Region..        35       9,085         21,287      30,372
Southeast Region..       142      13,624         24,821      38,445
Southwest Region..        97      12,488          7,628      20,116
West Region.......        49       9,330          8,807      18,137
                  -----------   ---------   ------------   ---------
                         323      44,527         62,543     107,070
                  ===========   =========   ============   =========
   Owned..........                22,920          4,665      27,585
   Optioned.......                21,607         57,878      79,485
                                ---------   ------------   ---------
     Total........                44,527         62,543     107,070
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
                               ===========   ==========   ===========


	The following table summarizes our started or completed unsold homes and models. The increase in total started or completed unsold homes compared to the prior year is due to the increase in mid-rise and high-rise buildings for which we count all units started when vertical construction begins.

                               July 31,                October 31,
                                2005                      2004
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    252       23     275       77       39     116
Southeast Region....    390       53     443      222       35     257
Southwest Region....    864       68     932      683       78     761
West Region.........    256      161     417      329      160     489
                     ------   ------   -----   ------   ------   -----
  Total               1,762      305   2,067    1,311      312   1,623
                     ======   ======   =====   ======   ======   =====

	Receivables, deposits, and notes increased $8.5 million to $63.7 million at July 31, 2005. The increase was primarily due to an increase in refundable deposits with municipalities as we begin development of new communities and the timing of cash received from homes that closed at the end of July 2005. Receivables from home sales amounted to $19.1 million and $17.6 million at July 31, 2005 and October 31, 2004, respectively.


	Prepaid expenses and other assets are as follows:

                                        July 31,  October 31,   Dollar
                                         2005        2004       Change
                                      ----------  -----------  ---------
Prepaid insurance.................... $   4,490   $        -   $  4,490
Prepaid project costs................    60,134       48,695     11,439
Senior residential rental properties.     8,549        8,830       (281)
Other prepaids.......................    18,983       16,632      2,351
Other assets.........................    29,438       19,459      9,979
                                     -----------  -----------  ---------
                                      $ 121,594   $   93,616   $ 27,978
                                     ===========  ===========  =========

	Prepaid insurance increased due to a payment of a full year of insurance costs during the first quarter of every year. These costs are amortized monthly on a straight line basis. Prepaid project costs increased due to new communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids mainly increased as a result of prepaid bond fees from our November 2004 offering of $100 million and $200 million senior notes. The increase in other assets is attributable to the Executive Deferred Compensation Plan, due to increased profit sharing contributions for Senior Management, and GMAC model costs which increased as a result of final settlements for models in the program.

       Investments in joint ventures increased as we entered into four new homebuilding joint ventures during the nine months ended July 31, 2005.
As of July 31, 2005, we have investments in seven homebuilding joint ventures and eight land and land development joint ventures. Other than performance guarantees and environmental indemnifications, no other guarantees associated with unconsolidated joint ventures have been given.

       At July 31, 2005, we had $32.7 million of goodwill. This amount resulted from company acquisitions prior to fiscal 2003.

       Definite life intangibles decreased $5.4 million to $120.1 million at July 31, 2005. The decrease was the result of amortization during the nine months of $32.2 million, offset by the Cambridge Homes acquisition and contingent payments related to past acquisitions. For any acquisition, professionals are hired to appraise all acquired intangibles. See "- Critical Accounting Policies - Intangible Assets" above for additional information on intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.



	Accounts payable and other liabilities are as follows:

                                        July 31,   October 31,    Dollar
                                         2005         2004        Change
                                       ---------   -----------   --------
Accounts payable.......................$126,832    $  113,866    $ 12,966
Reserves...............................  95,571        72,289      23,282
Accrued expenses.......................  43,098        28,016      15,082
Accrued compensation...................  62,586        78,283     (15,697)
Property secured by a mortgage.........       -        11,750     (11,750)
Other liabilities......................  52,833        25,417      27,416
                                       ---------   -----------   --------
                                       $380,920    $  329,621    $ 51,299
                                       =========   ===========   ========

	The increase in accounts payable was primarily due to increases in homes under construction in the third quarter of 2005 compared to the fourth quarter of 2004 throughout our markets, which results in more activity and higher payables. Reserves increased for our general liability insurance deductible, owner controlled insurance program and bonding. The increase in accrued expenses is due to liabilities associated with acquisition earnout obligations, as well as the increase of accruals for uninvoiced payables as our business grows. The decrease in accrued compensation was due to the payout of our fiscal year 2004 bonuses during the first quarter of 2005.

       Property secured by a mortgage decreased as the result of a property in our Northeast Region that was secured by a mortgage at October 31, 2004, that was paid for in cash in the quarter, thus relieving the liability. The increase in other liabilities is primarily due to increased executive incentives from increased contributions, increased payroll withholding due to timing of insurance claims and a note payable in our Southeast Region related to an acquisition.

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $182.1 million and $209.2 million at July 31, 2005 and October 31, 2004, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.




RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2004


Total Revenues:

	Compared to the same prior period, revenues increased as follows:

                                       Three Months Ended
                            --------------------------------------------
                              July 31,    July 31,  Dollar   Percentage
                                2005        2004     Change    Change
                            ----------- ----------- -------- ----------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $1,289,373  $1,044,610  $244,763      23.4%
  Land sales and other
    revenues...........          4,820       2,756     2,064      74.9%
Financial Services.....         18,533      13,683     4,850      35.4%
                            ----------- ----------- -------- ----------
   Total Revenues...        $1,312,726  $1,061,049  $251,677      23.7%
                            =========== =========== ======== ==========

                                      Nine Months Ended
                            ----------------------------------------------
                             July 31,     July 31,   Dollar    Percentage
                               2005         2004      Change      Change
                            ----------- ----------- ----------- ----------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $3,495,014  $2,702,826  $  792,188      29.3%
  Land sales and other
    revenues...........         32,747       8,549      24,198     283.1%
  Financial Services...         48,995      41,926       7,069      16.9%
                            ----------- ----------- ----------- ----------
   Total Revenues...        $3,576,756  $2,753,301  $  823,455      29.9%
                            =========== =========== =========== ==========

	For further details on land sales and other revenues, see paragraph titled "Land Sales and Other Revenues" later in this document.


Homebuilding:

	Compared to the same prior period, housing revenues increased $244.8 million or 23.4% during the three months ended July 31, 2005 and increased $792.2 million or 29.3% during the nine months ended July 31, 2005.
Housing revenues are recorded when title is conveyed to the buyer, adequate cash payment has been received, and there is no continued involvement. Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.



	Information on homes delivered by market area is set forth below:

                         Three Months Ended      Nine Months Ended
                              July 31,                July 31,
                        ---------------------   ----------------------
                           2005        2004        2005        2004
                        ----------  ----------  ----------  ----------
                                 (Dollars in Thousands)
Northeast Region:
  Dollars............   $  244,973 $   261,470  $  750,679  $  661,998
  Homes..............          644         792       2,056       2,101

Southeast Region (1):
  Dollars............   $  405,467 $   272,395  $1,004,201  $  716,942
  Homes..............        1,212       1,004       3,232       2,778

Southwest Region:
  Dollars............  $   189,766 $   181,491  $  489,810  $  463,869
  Homes..............        1,021       1,045       2,636       2,653

West Region:
  Dollars............  $   449,167 $   329,254  $1,250,324  $  860,017
  Homes..............        1,090         897       3,057       2,460

Consolidated Total:
  Dollars............  $ 1,289,373 $ 1,044,610  $3,495,014  $2,702,826
  Homes..............        3,967       3,738      10,981       9,992

Unconsolidated Joint
  Ventures (2):
  Dollars............  $   195,716 $    11,611  $  331,033  $   22,921
  Homes..............          571          27         944          56

Totals:
  Housing Revenues...  $ 1,485,089 $ 1,056,221  $3,826,047  $2,725,747
  Homes Delivered....        4,538       3,765      11,925      10,048

(1) The number and dollar amount of deliveries in the Southeast Region in fiscal 2005 include the effect of the Cambridge Homes acquisition, which closed in March 2005.
(2) The number and dollar amount of deliveries in the Unconsolidated Joint Ventures in fiscal 2005 include the effect of the Town
     & Country Homes acquisition, which closed in March 2005.


	An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog using base sales prices by market area are set forth below:

                      Net Contracts(2) for the
                           Nine Months Ended       Contract Backlog
                               July 31,            as of July 31,
                      -------------------------  ------------------------
                          2005          2004         2005       2004
                      -----------   -----------  -----------  -----------
                                      (Dollars in Thousands)
Northeast Region (1):
  Dollars............ $  729,637    $  778,303   $  798,113   $  768,066
  Homes..............      1,981         2,405        2,181        2,522

Southeast Region (3):
  Dollars............ $1,308,952    $  886,696   $1,232,152   $  772,073
  Homes..............      3,630         3,132        3,305        2,558

Southwest Region:
  Dollars............ $  647,975    $  503,157   $  333,875      206,540
  Homes..............      3,320         2,871        1,608        1,207

West Region:
  Dollars............ $1,272,462    $1,339,917   $  840,758   $  777,598
  Homes..............      3,076         3,600        1,936        1,933

Consolidated Total:
  Dollars............ $3,959,026    $3,508,073   $3,204,898   $2,524,277
  Homes..............     12,007        12,008        9,030        8,220

Unconsolidated Joint
  Ventures (4):
  Dollars............ $   671,277   $  179,174   $  993,259   $  172,130
  Homes..............       1,426          301        2,301          281

Totals:
  Dollars............ $ 4,630,303   $3,687,247   $4,198,157   $2,696,407
  Homes...............     13,433       12,309       11,331        8,501

(1) During the first quarter of 2005, a community in the Northeast Region was contributed to a joint venture. As a result, the 56 contracts in consolidated backlog at October 31, 2004 for that community were moved to unconsolidated joint ventures backlog.
(2) Net contracts are defined as new contracts signed during the period for the purchase of homes, less cancellations of prior period contracts.
(3) The number and the dollar amount of net contracts and backlog in the Southeast in fiscal 2005 include the effect of the Cambridge Homes acquisition, which closed in March 2005.
(4) The number and the dollar amount of net contracts and backlog in Unconsolidated Joint Ventures in fiscal 2005 include the effect of the Town & Country Homes acquisition, which closed in March 2005.

       During August 2005, we signed an additional 1,467 net contracts amounting to $498.9 million in consolidated communities and 182 net contracts amounting to $75.1 million in unconsolidated joint ventures compared to 1,290 net contracts amounting to $417.4 million in consolidated communities and 44 net contracts amounting to $24.5 million in unconsolidated joint ventures in the same month last year. In addition, as a result of our acquisitions of First Home Builders of Florida and Oster Homes in August 2005, we acquired contract backlog of 4,153 homes with a dollar value of $913 million.

	Cost of sales includes expenses for housing and land and lot sales. A breakout of such expenses for housing sales and housing gross margin is set forth below:

                             Three Months Ended      Nine Months Ended
                                  July 31,               July 31,
                            ---------------------  -----------------------
                               2005       2004         2005        2004
                            ----------  ----------  ----------  ----------
                                      (Dollars in Thousands)

Sale of Homes.............. $1,289,373  $1,044,610  $3,495,014  $2,702,826
Cost of Sales, excluding
  interest.................    939,815     778,121   2,571,916   2,014,799
                            ----------  ----------  ----------  ----------
Housing Gross Margin, before
  interest expense.........    349,558     266,489     923,098     688,027
Cost of Sales Interest.....     19,229      13,369      46,850      39,138
                            ----------  ----------  ----------  ----------
Housing Gross Margin, after
  interest expense......... $  330,329  $  253,120  $  876,248  $  648,889
                            ==========  ==========  ==========  ==========

Gross Margin Percentage,
  before interest expense...     27.1%      25.5%        26.4%       25.4%

Gross Margin Percentage,
  after interest expense....     25.6%      24.2%        25.1%       24.0%



	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended   Nine Months Ended
                                   July 31,               July 31,
                              -------------------   --------   --------
                                2005       2004        2005       2004
                              --------   --------   --------   --------
Sale of Homes................   100.0%     100.0%     100.0%     100.0%
                              --------   --------   --------   --------
Cost of Sales, excluding
  interest:
      Housing, land &
        development costs....    64.8%      66.7%      65.5%      66.6%
      Commissions............     2.6%       2.2%       2.3%       2.2%
      Financing concessions..     1.0%       1.0%       1.0%       1.0%
      Overheads..............     4.6%       4.6%       4.9%       4.7%
                              --------   --------   --------   --------
Total Cost of Sales, before
  interest expense...........    72.9%      74.5%      73.6%      74.5%
                              --------   --------   --------   --------
Gross Margin Percentage,
  before interest expense....    27.1%      25.5%      26.4%      25.4%

Cost of sales interest.......     1.5%       1.3%       1.3%       1.4%
                              --------   --------   --------   --------
Gross Margin Percentage,
  after interest expense.....    25.6%      24.2%      25.1%      24.0%
                              ========   ========   ========   ========

    	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the geographic mix of deliveries and the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. The consolidated gross margin before interest expense for the three and nine months ended July 31, 2005 was 160 and 100 basis points, respectively, higher than the same periods in 2004. Our gross margin after interest expense for the three and nine months ended July 31, 2005 was 140 and 110 basis points, respectively, more than the same periods last year. Cost of sales interest related to homes sold as a percentage of home revenues amounted to 1.5% and 1.3% for the three and nine months ended July 31, 2005, respectively, and 1.3% and 1.4% for the three and nine months ended July 31, 2004, respectively. These minor fluctuations from period to period in cost of sales interest as a percentage of home revenues are due to the mix of homes sold and the inventory carrying period for those homes.

	Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues increased to 9.0% and 9.1% for the three and nine months ended July 31, 2005, respectively, compared to 7.9% and 8.7% for the three and nine months ended July 31, 2004. Such expenses increased $33.8 million and $84.8 million for the three and nine months ended July 31, 2005 compared to the same period last year. The dollar and percentage increases were in line with our growth goals as we increase selling, general and administrative costs associated with the expected increase in the number of active selling communities in all of our regions.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended  Nine Months Ended
                                         July 31,           July 31,
                                   ------------------  ------------------
                                     2005      2004      2005     2004
                                   --------  --------  --------  --------

Land and Lot Sales................ $    441  $    230  $ 24,618  $  1,815
Cost of Sales.....................      387        95    16,369     1,458
                                   --------  --------  --------  --------
Land and Lot Sales Gross Margin...       54       135     8,249       357
                                   --------  --------  --------  --------
Interest Expense..................       28         -       239        21
                                   --------  --------  --------  --------
Land and Lot Sales Profit Before
  Tax............................. $     26  $   135   $  8,010  $    336
                                   ========  ========  ========  ========

	Land and lot sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three and nine months ended July 31, 2005, financial services provided a $6.2 million and $15.3 million profit before income taxes, respectively, compared to a profit of $5.0 million and $16.6 million for the same periods in 2004, respectively. The decrease in pretax profit for the nine months ended July 31, 2005 is primarily due to reduced spreads resulting from the steady rise in homebuyers choosing to use Adjustable Rate Mortgage (ARM) products which historically are less profitable to originate and lower gross spreads due to increased competition for purchase mortgages as the market for refinancing mortgages has significantly declined. The financial services profits were also reduced due to additional overhead expenses in advance of our anticipated growth.


Corporate General and Administrative

	Corporate general and administrative expenses represent the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses increased to 1.4% for the three months ended July 31, 2005 from 1.2% for the prior year's three months and decreased to 1.4% for the nine months ended July 31, 2005 from 1.5% for the prior year's nine months. Corporate general and administrative expenses increased $5.9 million and $7.4 million during the three and nine months ended July 31, 2005, compared to the same periods last year. The increase in corporate general and administrative expenses is primarily attributed to additional salary and employee expense due to increased headcount as our company continues to grow, as well as additional professional services related to Sarbanes-Oxley compliance.


Other Interest

	Other interest declined $0.1 million and $1.3 million for the three months and nine months ended July 31, 2005, respectively. This reduction is primarily due to lower borrowing rates and the ratio of capitalized interest to total interest incurred.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. The increase in other operations to $7.4 million for the three months ended July 31, 2005, compared to $3.4 million for the three months ended July 31, 2004 is primarily due to increased earnout expenses related to several recent acquisitions.


Intangible Amortization

	We are amortizing our definite life intangibles over their expected useful life, ranging from three to seven years. Intangible amortization increased $2.1 million and $13.1 million for the three and nine months ended July 31, 2005, when compared to the same periods last year. This increase was the result of the amortization expense associated with the fiscal 2002 California acquisition brand name, which is being phased out, as well as amortization related to the Cambridge Homes acquisition in March 2005.


Recent Accounting Pronouncements

       In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share Based Payment" ("SFAS 123R"), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in an entity's financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. See Note 2 to the Condensed Consolidated Financial Statements for a further description of SFAS 123R and its expected impact on our first quarter fiscal 2006 net income.

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

	In June 2005, the Emerging Issues Task Force ("EITF") released Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on the Company's results of operations or financial position.


Total Taxes

	Total taxes as a percentage of income before taxes increased for the three months ended July 31, 2005 to 40.4% from 38.1% for the three months ended July 31, 2004 and for the nine months ended July 31, 2005 to 39.4% from 37.7% for the same period last year. The prior year effective rates were lower than the current year due to refunds recorded in the second quarter of 2004 related to adjustments to previous years' taxes, as well as due to higher than estimated taxes upon filing our 2004 tax returns in the third quarter of 2005.

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

	Cambridge Homes designs, markets and sells both single family homes and attached townhomes and focuses on first-time, move up and luxury homebuyers. Cambridge Homes also provides mortgage financing, as well as title and settlement services to its homebuyers.

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

       On August 8, 2005 we acquired substantially all of the assets of First Home Builders of Florida, a privately held homebuilder and provider of related financial services headquartered in Cape Coral, Florida. First Home Builders is a leading builder in Western Florida and ranked 1st in the greater Fort Myers-Cape Coral market and 51st nationally based on 2004 permit activity as tracked by Builder Magazine. Thus, the acquisition provides Hovnanian with the number one market position in the high growth Fort Myers-Cape Coral market, which is the 18th largest housing market in the U.S. as ranked by Builder Magazine based on 2004 permits.

	First Home Builders of Florida designs, markets and sells single family homes, with a focus on the first-time home buying segment. The company also provides mortgage financing, title and settlement services to its homebuyers. In 2004, First Home Builders delivered 1,819 homes with revenues of $308 million. As of July 31, 2005, First Home Builders had 4,048 homes in contract backlog with a sales value of $888 million.

	On August 3, 2005, we acquired substantially all of the homebuilding assets of Oster Homes, a privately held Ohio homebuilder, headquartered in Lorain, Ohio. The acquisition provides Hovnanian with a complementary presence to its Ohio "build-on-your-own-lot" homebuilding operations.
Oster Homes builds in Lorain County in Northeast Ohio, just west of Cleveland. Lorain is part of the greater Cleveland MSA, which is the 50th largest housing market in the U. S., based on 2004 new home starts.

	Oster Homes designs, markets and sells single family homes, with a focus on first-time and move up homebuyers. Additionally, Oster Homes utilizes a design center to market extensive pre-prices options and upgrades.

	In its 2004 fiscal year, Oster Homes delivered 247 homes with revenue of $56 million. As of August 3, 2005, Oster Homes currently has approximately 105 homes in contract backlog, with a sales value of $25 million, and owns or controls approximately 3,000 lots throughout the greater Cleveland area. Oster Homes ranked as the 4th largest builder in the Cleveland MSA in 2004 by Builder Magazine.

	Both the First Home Builders of Florida and Oster acquisitions will be accounted for as purchases with the results of their operations included in our consolidated financial statements as of the dates of the acquisitions.



Safe Harbor Statement

       All statements in this Form 10-Q that are not historical facts should be considered as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

	.  Changes in general and local economic and business conditions;
	.  Adverse weather conditions and natural disasters;
	.  Changes in market conditions;
	. Changes in home prices and sales activity in the markets where the Company builds homes;
	. Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, and the environment;
	. Fluctuations in interest rates and the availability of mortgage financing;
	. Shortages in, and price fluctuations of, raw materials and labor; . The availability and cost of suitable land and improved lots;
	.  Levels of competition;
	.  Availability of financing to the Company;
	. Utility shortages and outages or rate fluctuations; and . Geopolitical risks, terrorist acts and other acts of war.

	Certain risks, uncertainties, and other factors are described in detail in Item 1 and 2 "Business and Properties" in our Form 10-K for the year ended October 31, 2004.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	The primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of July 31, 2005,our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

                                 As of July 31, 2005
                  --------------------------------------------------
                                Expected Maturity Date
                                                                                               FMV @
                     2005     2006    2007    2008     2009     2010   Thereafter   Total    7/31/05
                  -------  -------  -------- ------- -------- -------- --------- --------- -----------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate....  $31,221  $   644  $140,937 $   737 $    786 $100,841 $ 985,803 $1,260,967 $1,306,841
    Average
    interest rate   8.40%    6.66%    10.48%   6.70%    6.72%    6.01%     7.14%      7.46%

  Variable Rate.
    Average
    interest rate

 (1)  Does not include bonds collateralized by mortgages receivable.


Item 4.  CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2005. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.

    In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  Other Information

     Item 1.  Legal Proceedings

       We are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing; and we are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations. In addition, in March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency ("EPA") requesting information about storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We have provided the information requested. To the extent that the information provided were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we will defend and attempt to resolve such asserted violations.

       Our sales and customer financing processes are subject to the jurisdiction of the U. S. Department of Housing and Urban Development ("HUD"). In connection with the Real Estate Settlement Procedures Act, HUD has recently inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD's inquiries.

       At this time, we cannot predict the outcome of the EPA's or HUD's reviews or estimate the costs that may be involved in resolving such matters.


     Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds

	This table provides information with respect to purchases of shares of our Class A Common Stock made by or on behalf of Hovnanian Enterprises during the fiscal third quarter of 2005.

	Issuer Purchases of Equity Securities (1)

                                                   Total Number
                                                     Of Shares      Maximum Number of
                                                   Purchased as      Shares That May
                                                  Part of Publicly  Yet Be Purchased
                 Total Number of   Average Price   Announced Plans   Under The Plans
Period           Shares Purchased  Paid Per Share    or Programs       or Programs
---------------- ----------------  -------------- ----------------  -----------------
May 1, 2005
Through
May 31, 2005                                                            1,787,668
-------------------------------------------------------------------------------------
June 1, 2005
Through
June 30, 2005           100,000       $61.58           100,000          1,687,668
-------------------------------------------------------------------------------------
July 1, 2005
Through
July 31, 2005                                                           1,687,668
-------------------------------------------------------------------------------------
Total                   100,000       $61.58           100,000
                 ================  ============== ================

(1) In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects our dividend.

No shares of our Class B Common Stock were purchased by or on behalf of Hovnanian Enterprises during the fiscal third quarter of 2005.



     Item 6.     Exhibits

                 Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

                 Exhibit 3(b) Certificate of Amendment of
                 Certificate of Incorporation of the
                 Registrant. (2)

                 Exhibit 3(c) Certificate of Amendment of
                 Certificate of Incorporation of the Registrant. (3)

                 Exhibit 3(d) Restated Bylaws of the Registrant. (4)

                 Exhibit 4(a) Indenture, dated as of August 8, 2005, relating to 6.25% Senior Notes due 2016, among
                 K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as trustee, including form of 6.25% Senior Notes due 2016. (5)

                 Exhibit 4(b) Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated
                 July 12, 2005.(6)

                 Exhibit 10(a) Fifth Amended and Restated Credit Agreement dated June 14, 2005. (5)

                 Exhibit 10(b) Amended and Restated Guaranty and Suretyship Agreement, dated June 14, 2005. (5)

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

           (4) Incorporated by reference to Exhibit 3.2 to Registration Statement (No. 1-08551) on
                 Form 8-A of the Registrant.

           (5) Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.

           (6) Incorporated by reference to Exhibits to the Current Report on Form 8-K of the Registrant, filed on July 13, 2005.




                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  September 9, 2005           /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  September  9, 2005           /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller