Form 10-K
period 2005-10-31
HOVNANIAN ENTERPRISES INC
filed 2006-01-11
CIK 357294

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 31, 2005

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

Depositary Shares, each representing 1/1,000th of a share of 7.625% Series A Preferred Stock (Title of Class)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2005 was $1,821,859,091.

As of the close of business on January 4, 2006, there were outstanding 46,986,873 shares of the Registrant's Class A Common Stock and 14,673,399 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

Documents Incorporated by Reference:

Part III – Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant's annual meeting of shareholders to be held on March 8, 2006 which are responsive to Items 10, 11, 12, 13 and 14.

HOVNANIAN ENTERPRISES, INC.

Form 10-K
Table of Contents

Item			Page
		PART I

1 and 2		Business and Properties	3

3		Legal Proceedings	10

4		Submission of Matters to a Vote of Security Holders	10

		PART II

5		Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

6		Selected Consolidated Financial Data	11

7		Management's Discussion and Analysis of Financial Condition and Results of Operations	12

7	A	Quantitative and Qualitative Disclosures About Market Risk	26

8		Financial Statements and Supplementary Data	27

9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27

9	A	Controls and Procedures	27

9	B	Other Information	29

		PART III

10		Directors and Executive Officers of the Registrant	29

11		Executive Compensation	30

12		Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30

13		Certain Relationships and Related Transactions	30

14		Principal Accountant Fees and Services	31

		PART IV

15		Exhibits and Financial Statement Schedules	31

		Signatures	34

HOVNANIAN ENTERPRISES, INC.

Part I

Items 1 and 2 – Business and Properties

BUSINESS OVERVIEW

We design, construct, market and sell single-family detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes in planned residential developments and are one of the nation's largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company, including unconsolidated joint ventures, we have delivered in excess of 233,000 homes, including 17,783 homes in fiscal 2005. The Company consists of two operating groups: homebuilding and financial services. Our financial services group provides mortgage loans and title services to our homebuilding customers.

We are currently offering homes for sale in 367 communities, excluding unconsolidated joint ventures, in 40 markets in 17 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. We offer a variety of home styles at base prices ranging from $49,000 to $1,988,000 with an average sales price, including options, of $318,000 in fiscal 2005.

Our operations span all significant aspects of the home-buying process – from design, construction and sale, to mortgage origination and title services.

The following is a summary of our growth history:

1959 – Founded by Kevork Hovnanian as a New Jersey homebuilder.

1983 – Completed initial public offering.

1986 – Entered the North Carolina market through the investment in New Fortis Homes.

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

2003 – Expanded operations in Texas and entered the Houston market through the acquisition of Parkside Homes and Brighton Homes. Entered the greater Ohio market through our acquisition of Summit Homes and entered the greater metro Phoenix market through our acquisition of Great Western Homes.

2004 – Entered the greater Tampa, Florida market through the acquisition of Windward Homes, and started a new division in the Minneapolis/St. Paul, Minnesota market.

2005 – Entered the Orlando, Florida market through our acquisition of Cambridge Homes and entered the greater Chicago, Illinois market and expanded our position in Florida and Minnesota through the acquisition of the operations of Town & Country Homes, which occurred concurrently, with our entering into a joint venture with affiliates of Blackstone Real Estate Advisors to own and develop Town & Country's existing residential communities. We also entered the Fort Lauderdale market through the acquisition of First Home Builders of Florida, and the Cleveland, Ohio market through the acquisition of Oster Homes.

Hovnanian markets and builds homes that are constructed in 32 of the nation's top 75 housing markets. We segregate our business geographically into four regions, which are the Northeast, Southeast, Southwest, and West.

GEOGRAPHIC BREAKDOWN OF MARKETS BY REGION

Northeast: New Jersey, Southern New York, Pennsylvania, Ohio, Michigan, Minnesota, and Illinois

Southeast: Delaware, Maryland, North Carolina, South Carolina, Virginia, Washington D.C., West Virginia, and Florida

HOVNANIAN ENTERPRISES, INC.

Southwest: Arizona and Texas

West: California

We employed approximately 6,084 full-time associates as of October 31, 2005.

Our Corporate offices are located at 10 Highway 35, P. O. Box 500, Red Bank, New Jersey 07701, our telephone number is (732)747-7800, and our Internet website address is www.khov.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Copies of the Company's Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request.

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

We offer a broad product array to provide housing to a wide range of customers. Our customers consist of first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. Our diverse product array includes single family detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes.

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

We focus on achieving high return on invested capital. Each new community, whether through organic growth or acquisition, is evaluated based on its ability to meet or exceed internal rate of return requirements. Incentives for both local and senior management are primarily based on the ability to generate returns on capital deployed. Our belief is that the best way to create lasting value for our shareholders is through a strong focus on return on invested capital.

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

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, reducing our risk profile, leveraging our capital base and enhancing our returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture's members or other third

HOVNANIAN ENTERPRISES, INC.

parties. We also have created the Hovnanian Land Investment Group (HLIG), a wholly owned subsidiary, to identify, acquire, and develop large land parcels for sale to our homebuilding operations or to other homebuilders. HLIG may acquire the property directly or via joint ventures.

In 2005, we entered into a joint venture with affiliates of Blackstone Real Estate Advisors that acquired the right to build and sell homes in the existing residential communities of Town & Country Homes, giving us operations in the greater Chicago, Illinois market and expanding our operations in Florida and Minnesota.

We are committed to becoming a better and more efficient homebuilding company. Over the past few years, our strategies have included testing several initiatives to fundamentally transform our traditional practices used to design, build and sell homes and focus on "building better". These performance enhancing initiatives, processes and systems have been successfully used in other manufacturing industries and include implementation of standardized "best practice processes", rapid cycle times, vendor consolidation, vendor partnering, co-operative purchasing, distribution, fabrication and installation, and just-in-time material procurement. Other initiatives include standardized home designs that can be deployed in multiple geographic markets with minimal architectural modification.

We seek to expand our financial services operations to better serve all of our homebuyers. Our current mortgage financing and title service operations enhance the profitability and growth of our company.

OPERATING POLICIES AND PROCEDURES

We attempt to reduce the effect of certain risks inherent in the housing industry through the following policies and procedures:

Training – Our training is designed to provide our associates with the knowledge, attitudes, skills and habits necessary to succeed at their jobs. Our Training Department regularly conducts training classes in sales, construction, administration, and managerial skills.

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

Design – Our residential communities are generally located in suburban areas easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures and colors. Recreational amenities such as swimming pools, tennis courts, club houses and tot lots are frequently included.

Construction – We design and supervise the development and building of our communities. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We generally employ subcontractors for the installation of site improvements and construction of homes. However, in a few cases, we employ general contractors to manage the construction of mid-rise or high-rise buildings. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. We rigorously control costs through the use of computerized monitoring systems. Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. For our mid-rise and high-rise buildings our general policy is to begin building after signing contracts for the sale of at least

HOVNANIAN ENTERPRISES, INC.

40% of the homes in that building. A majority of our single family detached homes are constructed after the signing of a sales contract and mortgage approval has been obtained. This limits the build-up of inventory of unsold homes and the costs of maintaining and carrying that inventory.

Materials and Subcontractors – We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. In most instances, we use general contractors for high-rise construction. In recent years, with the exception of some delays in Arizona and Florida, we have experienced no significant construction delays due to shortages of materials or labor. We cannot predict, however, the extent to which shortages in necessary materials or labor may occur in the future.

Marketing and Sales – Our residential communities are sold principally through on-site sales offices. In order to respond to our customers' needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. We make use of newspaper, radio, magazine, our website, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in our comprehensive marketing program. In addition, we have opened home design galleries in our New Jersey, Virginia, Maryland, Texas, North Carolina, Florida, Illinois, Ohio, and portions of our California markets, which offer a wide range of customer options to satisfy individual customer tastes, and which have increased option sales and profitability in these markets.

Customer Service and Quality Control – In many of our markets, associates are responsible for customer service and pre-closing quality control inspections as well as responding to post-closing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us. In some of our markets, our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home's materials and workmanship, a two-year warranty for the home's heating, cooling, ventilating, electrical and plumbing systems and a ten-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

Customer Financing – We sell our homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 2005, for the markets in which our mortgage subsidiaries originated loans, 10.2% of our homebuyers paid in cash and over 67.2% of our non-cash homebuyers obtained mortgages from one of our wholly-owned mortgage banking subsidiaries or our mortgage joint ventures. Mortgages originated by our wholly-owned mortgage banking subsidiaries are sold in the secondary market within a short period of time.

Code of Ethics – For more than 40 years of doing business, we have been committed to sustaining our shareholders' investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a collection of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our Code of Ethics applies to our principal executive officer, principal financial officer, controller, and all other associates of our company, including our directors and other officers. The Company's Code of Ethics is available on the Company's website at www.khov.com under "Investor Relations/Governance/Code of Ethics".

Corporate Governance – We also remain committed to our shareholders in fostering sound corporate governance principles. The Company has adopted "Corporate Governance Guidelines" to assist the Board of Directors of the Company (the Board) in fulfilling its responsibilities related to corporate governance conduct. These guidelines serve as a framework, addressing the function, structure, and operations of the Board, for purposes of promoting consistency of the Board's role in overseeing the work of management.

RESIDENTIAL DEVELOPMENT ACTIVITIES

Our residential development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water and drainage facilities, recreational facilities and other amenities and marketing and selling homes. These activities are performed by our staff, together with independent architects, consultants and contractors. Our staff also carries out long-term planning of communities. A residential development generally includes single family detached homes and/or a number of residential buildings containing from two to twenty-four individual homes per building, together with amenities such as recreational buildings, swimming pools, tennis courts and open areas. More recently, we are developing mid-rise and high-rise buildings including some that contain over 300 homes per building.

HOVNANIAN ENTERPRISES, INC.

Current base prices for our homes in contract backlog at October 31, 2005 range from $49,000 to $1,800,000 in our Northeast Region, from $94,000 to $1,300,000 in our Southeast Region, from $91,000 to $1,030,000 in our Southwest Region, and from $146,000 to $1,988,000 in our West Region. Closings generally occur and are typically reflected in revenues within eighteen months of when sales contracts are signed.

Information on homes delivered by Region for the year ended October 31, 2005 is set forth below:

(Housing Revenue in Thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast Region	$1,073,557	2,928	$366,652
Southeast Region	1,654,268	5,348	$309,325
Southwest Region	738,417	3,883	$190,167
West Region	1,711,413	4,115	$415,896
Consolidated Total	$5,177,655	16,274	$318,155
Unconsolidated Joint Ventures	529,944	1,509	$351,189
Total Including Unconsolidated Joint Ventures	$5,707,599	17,783	$320,958

The value of our net sales contracts, including unconsolidated joint ventures, increased 31% to $6.4 billion for the year ended October 31, 2005 from $4.9 billion for the year ended October 31, 2004. This increase was the net result of a 16% increase in the number of homes contracted to 18,738 in 2005 from 16,148 in 2004. By region, on a dollar basis, including unconsolidated joint ventures, the Northeast Region increased 23%, the Southeast Region increased 95%, the Southwest Region increased 25% and the West Region decreased 4%. Increases were due to increased sales and increased sales prices in all of our regions except in our West Region, where the number of homes contracted decreased slightly due to timing of opening new communities.

The following table summarizes our active selling communities under development as of October 31, 2005. The contracted not delivered and remaining home sites available in our active communities under development are included in the 121,006 consolidated total home sites under the total residential real estate chart in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Active Selling Communities

	Communities	Approved Home Sites	Homes Delivered	Contracted Not Delivered(1)	Remaining Home Sites Available(2)
Northeast Region	65	15,862	5,065	2,164	8,633
Southeast Region	148	33,842	12,129	7,378	14,335
Southwest Region	102	20,664	7,759	1,296	11,609
West Region	52	16,205	6,920	1,753	7,532
Total	367	86,573	31,873	12,591	42,109

(1)  Includes 987 home sites under option.

(2)  Of the total remaining home sites available, 2,380 were under construction or completed (including 318 models and sales offices), 24,059 were under option, and 426 were financed through purchase money mortgages.

BACKLOG

At October 31, 2005 and October 31, 2004, including unconsolidated joint ventures, we had a backlog of signed contracts for 14,931 homes and 7,851 homes, respectively, with sales values aggregating $5.1 billion and $2.7 billion, respectively. The majority of our backlog at October 31, 2005 is expected to be completed and closed within the next twelve months. At November 30, 2005 and 2004, our backlog of signed contracts, including unconsolidated joint ventures, was 15,090 homes and 7,972 homes, respectively, with sales values aggregating $5.2 billion and $2.8 billion, respectively.

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast Region, excluding Ohio, and in the Southeast Region, excluding Florida, we typically obtain an additional 5% to 10% down payment due 30 to 60 days after signing. The contract may include a financing contingency, which permits the customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including

HOVNANIAN ENTERPRISES, INC.

financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution. In markets with significant investor demand, our Company's policy states that sales contracts include an investor restriction on resale of homes for a stipulated time period, if the home is not occupied by the purchaser. Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the income statement, in accordance with our accounting policies, when title to the home is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

RESIDENTIAL LAND INVENTORY IN PLANNING

It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2005, exclusive of communities under development described above under "Residential Development Activities" and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities under development are included in the 121,006 consolidated total home sites under the total residential real estate chart in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Communities in Planning

(Dollars in Thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value(1)(2)
Northeast Region:
Under Option	128	20,150	$1,309,121	$91,189
Owned	25	2,778		274,980
Total	153	22,928		366,169
Southeast Region:
Under Option	186	24,168	$1,444,354	60,723
Owned	19	1,945		52,019
Total	205	26,113		112,742

(Dollars in Thousands) (Continued)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value(1)(2)
Southwest Region:
Under Option	54	7,067	$217,718	$20,635
Owned	3	480		8,197
Total	57	7,547		28,832
West Region:
Under Option	48	9,264	$816,834	160,333
Owned	5	454		14,036
Total	53	9,718		174,369
Totals:
Under Option	416	60,649	$3,788,027	332,880
Owned	52	5,657		349,232
Combined Total	468	66,306		$682,112

(1)  Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2005, option fees and deposits aggregated approximately $150.6 million. As of October 31, 2005, we spent an additional $184.7 million in non-refundable predevelopment costs on such properties.

(2)  The book value of $682.1 million is identified on the balance sheet as "Inventories – land and land options held for future development or sale", and does not include inventory in Poland amounting to $9.8 million. The book value does include option deposits of $7.3 million for specific performance options, $4.3 million for other option deposits, and $84.5 million for variable interest entity property reported under "Consolidated Inventory Not Owned".

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

HOVNANIAN ENTERPRISES, INC.

CUSTOMER FINANCING

At our communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through our mortgage subsidiaries. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

Our financial services business consists of providing our customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. We originate loans in New Jersey, New York, Pennsylvania, Maryland, Washington D.C., Virginia, West Virginia, North Carolina, South Carolina, Texas, Ohio, Minnesota, Florida, and California. During the year ended October 31, 2005, for the markets in which our mortgage subsidiaries originate loans, approximately 10.2% of our homebuyers paid in cash and over 67.2% of our non-cash homebuyers obtained mortgages from one of our wholly-owned mortgage banking subsidiaries or our mortgage joint ventures.

We customarily sell virtually all of the loans and loan servicing rights that we originate. Loans are sold either individually or in pools to GNMA, FNMA, or FHLMC or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

COMPETITION

Our residential business is highly competitive. We are among the top ten homebuilders in the United States in both homebuilding revenues and home deliveries. We compete with numerous real estate developers in each of the geographic areas in which we operate. Our competition ranges from small local builders to larger regional builders to publicly owned builders and developers, some of which have greater sales and financial resources than we do. Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of reputation, price, location, design, quality, service and amenities.

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

Environmental. We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"). The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas.

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

COMPANY OFFICES

We lease a 24,000 square foot office complex located in the Northeast Region that serves as our corporate headquarters. We are in the process of building a 69,000 square foot office complex near our current headquarters and anticipate moving in the Spring of 2006. We own 215,000 square feet of office and warehouse space throughout our Northeast Region. We lease

HOVNANIAN ENTERPRISES, INC.

approximately 621,000 square feet of space for our other operating divisions located in our Northeast Region, Southeast Region, Southwest Region and West Region.

Item 3 – Legal Proceedings

We are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing; and we are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations. In addition, in March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency ("EPA") requesting information about storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We have provided the information requested. In November 2005, the EPA requested additional information on some of the same projects. We continue to provide such information. To the extent that the information provided were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we will defend and attempt to resolve such asserted violations.

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

In November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations of certain storm water discharge rules and assessing an administrative civil liability of $0.2 million and $0.3 million. We do not consider these assessments to be material and are considering our response to the notices.

Item 4 – Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year ended October 31, 2005, no matters were submitted to a vote of security holders.

Part II

Item 5 – Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is traded on the New York Stock Exchange and was held by 480 stockholders of record at January 4, 2006. There is no established public trading market for our Class B Common Stock, which was held by 300 stockholders of record at January 4, 2006. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock, after adjustment for a 2-for-1 stock dividend on March 5, 2004, were as follows for each fiscal quarter during the years ended October 31, 2005 and 2004:

	Oct. 31, 2005		Oct. 31, 2004
Quarter	High	Low	High	Low
First	$52.24	$38.00	$48.31	$36.51
Second	$59.10	$47.76	$45.17	$35.97
Third	$73.19	$51.11	$36.84	$29.33
Fourth	$71.28	$42.58	$41.60	$31.20

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $564.9 million of retained earnings was free of such restrictions at October 31, 2005. We have never paid a cash dividend to common stockholders nor do we currently intend to pay a cash dividend to common stockholders.

HOVNANIAN ENTERPRISES, INC.

This table provides information with respect to purchases of shares of our Class A Common Stock made by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal fourth quarter of 2005.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2005 Through August 31, 2005	100,000	$61.45	100,000	1,587,668
September 1, 2005 Through September 30, 2005	100,000	$57.75	100,000	1,487,668
October 1, 2005 Through October 31, 2005	–	–	–	1,487,668
Total	200,000	$59.60	200,000	1,487,668

(1)  In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

No shares of our Class B Common Stock or of our 7.625% Series A Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal fourth quarter of 2005.

Item 6 – Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.

	Year Ended
Summary Consolidated Income Statement Data (In Thousands, Except Per Share Data)	October 31, 2005	October 31, 2004	October 31, 2003	October 31, 2002	October 31, 2001
Revenues	$5,348,417	$4,153,890	$3,201,944	$2,551,106	$1,741,990
Expenses	4,602,871	3,608,909	2,790,339	2,325,376	1,635,636
Income (loss) from unconsolidated joint ventures	35,039	4,791	(87)	–	–
Income before income taxes	780,585	549,772	411,518	225,730	106,354
State and Federal income taxes	308,738	201,091	154,138	88,034	42,668
Net income	471,847	348,681	257,380	137,696	63,686
Less: preferred stock dividends	2,758
Net income available to common stockholders	$469,089	$348,681	$257,380	$137,696	$63,686
Per Share Data:
Basic:
Income per common share	$7.51	$5.63	$4.16	$2.26	$1.19
Weighted average number of common shares outstanding	62,490	61,892	61,920	60,810	53,620
Assuming Dilution:
Income per common share	$7.16	$5.35	$3.93	$2.14	$1.15
Weighted average number of common shares outstanding	65,549	65,133	65,538	64,310	55,584

HOVNANIAN ENTERPRISES, INC.

Summary Consolidated Balance Sheet Data (In Thousands)	October 31, 2005	October 31, 2004	October 31, 2003	October 31, 2002	October 31, 2001
Total assets	$4,719,955	$3,156,267	$2,332,371	$1,678,128	$1,064,258
Mortgages, term loans, revolving credit agreements, and notes payable	$271,868	$354,055	$326,216	$215,365	$111,795
Senior notes, and senior subordinated notes	$1,498,739	$902,737	$687,166	$546,390	$396,544
Stockholders' equity	$1,791,357	$1,192,394	$819,712	$562,549	$375,646

Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

For purposes of computing the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, earnings consist of earnings from continuing operations before income taxes, plus fixed charges, less interest capitalized. Fixed charges consist of all interest incurred plus the amortization of debt issuance costs and bond discount. Combined fixed charges and preferred stock dividends consist of fixed charges and preferred stock dividends declared. The fourth quarter of 2005 was the first period we declared and paid preferred stock dividends.

The following table sets forth the ratios of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends for each of the periods indicated:

	Years Ended October 31,
	2005	2004	2003	2002	2001
Ratio of earnings to fixed charges	7.9	6.3	6.7	4.7	3.1
Ratio of earnings to combined fixed charges and preferred stock dividends	7.6	6.3	6.7	4.7	3.1

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

Business Combinations – When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). Under SFAS 141, we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

Income Recognition from Home and Land Sales – Income from home and land sales is recorded when title is conveyed to the home or land buyer, adequate cash payment has been received and there is no continued involvement.

Additionally, in certain markets, we sell lots to customers, transferring title, collecting proceeds, and entering into contracts to build homes on these lots. In these cases, we do not recognize the revenue from the lot sale until we deliver the completed home and have no continued involvement related to that home. The cash received on the lot is recorded as customer deposits until the revenue is recognized.

Income Recognition from Mortgage Loans – Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs – Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal control passes to the buyer and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are deferred and recorded as either (a) an adjustment to the related mortgage loans upon the closing of a loan or (b) recognized as a deferred asset or deferred revenue while the loan is in process. These fees and costs include loan origination fees, loan discount, and salaries and wages

HOVNANIAN ENTERPRISES, INC.

for individuals that are directly related to loan origination. Such deferred fees and costs relating to the closed loans are recognized over the life of the loans as an adjustment of yield or taken into operations upon sale of the loan to a permanent investor.

Inventories – Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted future cash flows generated from expected revenue, cost to complete including interest, and selling costs.

Insurance Deductible Reserves – For fiscal 2005, our deductible was $5 million per occurrence for general liability insurance and $500,000 per occurrence for worker's compensation insurance. For fiscal 2004, our deductible was $150,000 per occurrence for worker's compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated future losses during 2005 and 2004. For fiscal 2006, our deductible increases to $20 million per occurrence with an aggregate $20 million for bodily injury and property damage claims, and an aggregate $20 million for product defect claims under our general liability insurance. Our worker's compensation insurance deductible increases to $1 million per occurrence for 2006.

Interest – Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales interest as the related inventories are sold. Costs related to properties not under development are charged to interest expense separately in the Consolidated Statements of Income.

Land Options – Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board ("FASB") revision to Interpretation No. 46 ("FIN 46-R") "Consolidation of Variable Interest Entities" an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Consolidated Balance Sheets specific performance options, options with variable interest entities, and other options under Consolidated Inventory Not Owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from company acquisitions. We no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2005 and 2004, and determined that no impairment of goodwill or indefinite life intangibles existed. We are amortizing the definite life intangibles over their expected useful life, ranging from three to eight years.

In May 2004, we made a decision to change our fiscal 2002 California acquisition brand name to K. Hovnanian Homes. This resulted in a reclassification of $50 million from goodwill and indefinite life intangibles to definite life intangibles on our Consolidated Balance Sheet at that time. We are amortizing the definite life intangible as the homes in the communities still using the old California acquisition brand name are delivered to customers and the revenue on the sale of these homes is recognized. Using this methodology, we expect this intangible to be substantially written off by our fourth quarter of 2008.

Post Development Completion Costs – In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in accounts payable and other liabilities in the Consolidated Balance Sheets.

Warranty Costs – Based upon historical experience, we accrue warranty costs as part of cost of sales for essential repair costs over $1,000 to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs under our $5 million per occurrence general liability insurance deductible as part of selling, general and administrative costs. As previously stated, the deductible for our general liability insurance will increase for

HOVNANIAN ENTERPRISES, INC.

fiscal 2006 to $20 million per occurrence with an aggregate $20 million for bodily injury and property damage claims, and an aggregate $20 million for product defect claims.

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, Southern New York, Pennsylvania, Ohio, Michigan, Minnesota, and Illinois), our Southeast Region (Washington D.C., Delaware, Maryland, Virginia, West Virginia, North Carolina, South Carolina, and Florida), our Southwest Region (Texas and Arizona), and our West Region (California). In addition, we provide financial services to our homebuilding customers.

Our cash uses during the twelve months ended October 31, 2005 were for operating expenses, increases in housing inventories, construction, income taxes, interest, the pay down of our revolving credit facility, the repurchase of common stock, investment in joint ventures (including Town & Country Homes), and acquisitions of Cambridge Homes, Oster Homes, and First Home Builders of Florida. We provided for our cash requirements from housing and land sales, the revolving credit facility, non-recourse mortgage secured by operating property, the issuance of $500 million Senior Notes, $100 million Senior Subordinated Notes, $135 million net proceeds from the issuance of Preferred Stock, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

Cash requirements for fiscal 2006 are projected to increase as we continue to open new communities fund organic growth and acquire other homebuilders. We anticipate issuing senior and/or senior subordinated notes and moderate usage under the existing revolving credit facility to replenish inventory associated with the construction of new homes.

Our net income historically does not approximate cash flow from operating activities. The difference between net income and cash flow from operating activities is primarily caused by changes in receivables, prepaid and other assets, interest and other accrued liabilities, accounts payable, inventory levels, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, amortization of definite life intangibles and impairment losses. When we are expanding our operations, which was the case in fiscal 2005 and 2004, inventory levels, acquisition costs, receivables, prepaids and other assets increase causing cash flow from operating activities to decrease. Liabilities also increase as operations expand. The increase in liabilities partially offsets the negative effect on cash flow from operations caused by the increase in inventory levels, receivables, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increase, but for cash flow purposes are offset by the net change in mortgage assets and liabilities.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2005, 2.5 million shares have been purchased under this program, of which 0.6 million and 0.1 million shares were repurchased during the twelve months ended October 31, 2005 and 2004, respectively. In addition, in 2003, we retired at no cost 1.5 million shares that were held by a seller of a previous acquisition. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and will be paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq National Market under the symbol "HOVNP". The net proceeds from the offering of $135 million, reflected in Paid in Capital in the Consolidated Balance Sheet, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. On October 17, 2005, we paid $2.8 million as dividends on the Series A Preferred Stock.

Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement (the "Agreement") that provides a revolving credit line and letter of credit line of $1.2 billion through July 2009. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.3 billion subject to the availability of additional commitments. Interest is payable monthly at various rates based on a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement plus, at the Company's option, either (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three or six month interest period as selected by us. In addition, we pay a fee ranging from 0.20% to 0.30% per annum on the unused portion of

HOVNANIAN ENTERPRISES, INC.

the revolving credit line depending on our Consolidated Leverage Ratio and the average percentage unused portion of the revolving credit line. At October 31, 2005, there was zero drawn under this Agreement and we had approximately $219 million of homebuilding cash. At October 31, 2005, we had issued $330.8 million of letters of credit which reduces cash available under the Agreement. We believe that we will be able either to extend the Agreement beyond July 2009 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. We and each of our significant subsidiaries, except for various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement.

At October 31, 2005, we had $1,105.3 million of outstanding senior debt ($1,098.7 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million of 6 1/4% Senior Notes due 2015, and $300 million of 6 1/4% Senior Notes due 2016. At October 31, 2005, we had outstanding $400 million of senior subordinated debt comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million of 6% Senior Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, and joint ventures, is a guarantor of the senior notes and senior subordinated notes.

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

Our mortgage banking subsidiary's warehousing agreement was amended on April 26, 2005. Pursuant to the agreement, we may borrow up to $250 million. The agreement expires in April 2006 and interest is payable monthly at the Eurodollar rate plus 1.25%. We believe that we will be able either to extend this agreement beyond April 2006 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We also have a $100 million commercial paper facility. The facility expires in September 2006 and interest of LIBOR plus .65% is payable monthly. As of October 31, 2005, the aggregate principal amount of all borrowings under both agreements was $198.9 million.

Total inventory increased $833.3 million during the twelve months ended October 31, 2005. This increase excluded the change in Consolidated Inventory Not Owned of $136.0 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and Variable Interest Entities in accordance with FIN 46. See the "Recent Accounting Pronouncements" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional explanation of FIN 46. Excluding the impact from acquisitions of $336.9 million in our Northeast Region and Southeast Region, total inventory in our Northeast Region increased $237.8 million, the Southeast Region increased $163.9 million, the Southwest Region increased $98.7 million, and our West Region decreased $4.0 million. The increase in our existing regions was primarily the result of planned future organic growth. Substantially all homes under construction or completed and included in inventory at October 31, 2005 are expected to be closed during the next eighteen months. Most inventory completed or under development is financed through our line of credit, and senior and senior subordinated indebtedness.

We usually option property for development prior to acquisition. By optioning property, we limit our financial exposure to the amounts invested in the option deposits and predevelopment costs. This significantly reduces our risk and generally allows us to obtain necessary development approvals before acquisition of the land.

HOVNANIAN ENTERPRISES, INC.

The following table summarizes home sites included in our total residential real estate:

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2005:
Northeast Region	33,725	2,164	31,561
Southeast Region	47,826	7,378	40,448
Southwest Region	20,452	1,296	19,156
West Region	19,003	1,753	17,250
Consolidated Total	121,006	12,591	108,415
Unconsolidated Joint Ventures	10,051	2,340	7,711
Total Including Unconsolidated Joint Ventures	131,057	14,931	116,126
Owned	30,388	6,681	23,707
Optioned	85,695	987	84,708
Controlled lots	116,083	7,668	108,415
Construction to permanent financing lots	4,923	4,923	–
Lots controlled by unconsolidated joint ventures	10,051	2,340	7,711
Total Including Unconsolidated Joint Ventures	131,057	14,931	116,126
October 31, 2004:
Northeast Region	28,836	2,312	26,524
Southeast Region	32,239	2,399	29,840
Southwest Region	20,064	924	19,140
West Region	19,732	1,917	17,815
Consolidated Total	100,871	7,552	93,319
Unconsolidated Joint Ventures	638	299	339
Total Including Unconsolidated Joint Ventures	101,509	7,851	93,658
Owned	26,737	5,734	21,003
Optioned	73,203	887	72,316
Controlled lots	99,940	6,621	93,319
Construction to permanent financing lots	931	931	–
Lots controlled by unconsolidated joint ventures	638	299	339
Total Including Unconsolidated Joint Ventures	101,509	7,851	93,658

Housing under contract at October 31, 2005 and October 31, 2004 was 14,931 homes and 7,851 homes, respectively, including our construction to permanent financing lot contracts and contracts in unconsolidated joint ventures not included in the above home sites table.

The following table summarizes our started or completed unsold homes, excluding unconsolidated joint ventures, in active and substantially completed communities:

	October 31, 2005			October 31, 2004
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast Region	469	35	504	77	39	116
Southeast Region	417	56	473	222	35	257
Southwest Region	901	70	971	683	78	761
West Region	275	157	432	329	160	489
Total	2,062	318	2,380	1,311	312	1,623
Started or completed unsold homes per active selling communities	5.6	0.9	6.5	4.8	1.1	5.9

Receivables, deposits and notes increased $68.6 million to $125.4 million at October 31, 2005. The increase was primarily due to the timing of cash received from homes that closed during the last days of October and a receivable for the land sales in the fourth quarter. Receivables from home revenues amounted to $39.4 million and $17.6 million at October 31, 2005 and 2004, respectively.

Prepaid expenses and other assets are as follows as of:

(In Thousands)	October 31, 2005	October 31, 2004	Dollar Change
Prepaid project costs	$61,773	$48,695	$13,078
Senior residential rental properties	8,754	8,830	(76)
Other prepaids	24,547	16,632	7,915
Other assets	30,588	19,459	11,129
Total	$125,662	$93,616	$32,046

Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase in prepaid

HOVNANIAN ENTERPRISES, INC.

project costs was primarily due to the opening of new communities in all our regions. Other prepaids and other assets are debt issuance fees, non-qualified associate benefit plan assets, and miscellaneous prepaids and assets, which have increased because of the issuance of our senior and senior subordinated debt, higher contributions to a deferred compensation plan, higher prepaid commissions as a result of business growth, and acquisitions of Cambridge Homes, Oster Homes, and First Home Builders of Florida.

Property, plant, and equipment increased $52.8 million to $96.9 million at October 31, 2005. The increase relates principally to the acquisition of First Home Builders of Florida, which has its own construction services business with equipment and plant space, as well as the new Corporate office building being constructed in Red Bank, New Jersey.

Investments in and advances to unconsolidated joint ventures increased as we entered into five new homebuilding joint ventures during the twelve months ended October 31, 2005. As of October 31, 2005, we have investments in nine homebuilding joint ventures and nine land and land development joint ventures. Other than performance and completion guarantees and environmental indemnifications, no other guarantees associated with unconsolidated joint ventures have been given.

Definite life intangibles increased $124.0 million to $249.5 million at October 31, 2005. This increase was the result of our acquisitions of Cambridge Homes, Oster Homes, and First Home Builders of Florida offset by the intangible amortization for the year. To the extent the acquisition price was greater than the book value of tangible assets which were stepped up to fair values, purchase price premiums were classified as intangibles. Professionals are hired to appraise all acquired intangibles. The appraisals have not been completed yet for Oster Homes and First Home Builders of Florida acquisitions. The appraisals that have been completed for fiscal 2005 and 2004 acquisitions resulted in all premiums being categorized as definite life intangibles. See the "Critical Accounting Policies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional explanation of intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.

Mortgage loans held for sale consist of residential mortgages receivable of which $211.2 million and $209.2 million at October 31, 2005 and October 31, 2004, respectively, were being temporarily warehoused and awaiting sale in the secondary mortgage market. The slight increase in mortgage loans held for sale, while total volume increased significantly, was due to the shortening in the average amount of time between the loan closing and the sale of the mortgage. We may incur risk with respect to mortgages that become delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.

Accounts payable and other liabilities are as follows as of:

(In Thousands)	October 31, 2005	October 31, 2004	Dollar Change
Accounts payable	$191,469	$113,866	$77,603
Reserves	95,310	72,289	23,021
Accrued expenses	48,647	28,016	20,631
Accrued compensation	75,655	78,283	(2,628)
Other liabilities	99,448	37,167	62,281
Total	$510,529	$329,621	$180,908

The increase in accounts payable and accrued expenses was due to our acquisitions during 2005, as well as the opening of new communities in our existing markets. Our reserves increased in accordance with our general liability and workman's compensation policies. The increase in other liabilities was due to a cash advance we received related to a structured lot option.

RESULTS OF OPERATIONS

TOTAL REVENUES

Compared to the same prior period, revenues increased (decreased) as follows:

	Year Ended
(Dollars in Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Homebuilding:
Sale of homes	$1,095,392	$952,433	$667,735
Land sales	85,595	(11,541)	(28,107)
Other revenues	1,457	2,051	695
Financial services	12,083	9,003	10,515
Total change	$1,194,527	$951,946	$650,838
Total revenues percent change	28.8%	29.7%	25.5%

HOVNANIAN ENTERPRISES, INC.

HOMEBUILDING

Compared to the same prior period, housing revenues increased $1,095.4 million, or 26.8%, for the year ended October 31, 2005, increased $952.4 million, or 30.4%, for the year ended October 31, 2004, and increased $667.7, million or 27.1%, for the year ended October 31, 2003 as a result of both organic growth and through the acquisition of other homebuilders. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

Information on homes delivered by market area is set forth below:

	Year Ended
(Housing Revenue in Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Northeast Region(1):
Housing Revenues	$1,073,557	$1,027,356	$774,209
Homes Delivered	2,928	3,188	2,387
Average Price	$366,652	$322,257	$324,344
Southeast Region(2):
Housing Revenues	$1,654,268	$1,066,474	$682,210
Homes Delivered	5,348	3,976	2,720
Average Price	$309,325	$268,228	$250,813
Southwest Region(3):
Housing Revenues	$738,417	$681,083	$481,634
Homes Delivered	3,883	3,875	2,431
Average Price	$190,167	$175,763	$198,122
West Region:
Housing Revenues	$1,711,413	$1,307,350	$1,190,516
Homes Delivered	4,115	3,547	3,984
Average Price	$415,896	$368,579	$298,824
Other(4):
Housing Revenues	–	–	$1,261
Homes Delivered	–	–	9
Average Price	–	–	$140,111

	Year Ended
(Housing Revenue in Thousands) (Continued)	October 31, 2005	October 31, 2004	October 31, 2003
Consolidated Total:
Housing Revenues	$5,177,655	$4,082,263	$3,129,830
Homes Delivered	16,274	14,586	11,531
Average Price	$318,155	$279,875	$271,427
Unconsolidated Joint Ventures(5):
Housing Revenues	$529,944	$36,555	$11,034
Homes Delivered	1,509	84	54
Average Price	$351,189	$435,179	$204,340
Total Including Unconsolidated Joint Ventures:
Housing Revenues	$5,707,599	$4,118,818	$3,140,864
Homes Delivered	17,783	14,670	11,585
Average Price	$320,958	$280,765	$271,115

(1)  Northeast Region includes deliveries from our Ohio acquisitions of Oster Homes on August 3, 2005 and Summit Homes on April 1, 2003.

(2)  Southeast Region includes deliveries from our Florida acquisitions of Cambridge Homes, First Home Builders of Florida, and Windward Homes on March 1, 2005, August 8, 2005, and November 1, 2003, respectively.

(3)  Southwest Region includes deliveries from our Texas and Arizona acquisitions on November 1, 2002, January 1, 2003, and August 13, 2003, respectively.

(4)  Other includes operations from markets we have exited in recent years.

(5)  October 31, 2005 includes deliveries from our joint venture with affiliates of Blackstone Real Estate Advisors that acquired Town & Country Homes existing residential communities on March 2, 2005.

The increase in housing revenues during the year ended October 31, 2005 was primarily due to organic growth within our existing operations. Excluding acquisitions, housing revenues and average sales prices increased in all four of our regions combined by 20.0% and 15.5%, respectively. Homes delivered, excluding acquisitions, decreased 10.1% in our Northeast Region, and increased 7.9%, 0.2%, and 16.0% in our Southeast Region, Southwest Region, and West Region, respectively.

HOVNANIAN ENTERPRISES, INC.

Unaudited quarterly housing revenues and net sales contracts by region, excluding unconsolidated joint ventures, for the years ending October 31, 2005, 2004, and 2003 are set forth below:

	Quarter Ended
(In Thousands)	October 31, 2005	July 31, 2005	April 30, 2005	January 31, 2005
Housing Revenues:
Northeast Region	$322,878	$244,973	$267,245	$238,461
Southeast Region	650,067	405,467	334,900	263,834
Southwest Region	248,607	189,766	164,133	135,911
West Region	461,089	449,167	423,394	377,763
Consolidated Total	$1,682,641	$1,289,373	$1,189,672	$1,015,969
Sales Contracts (Net of Cancellations):
Northeast Region	$305,014	$286,296	$253,736	$189,605
Southeast Region	734,949	485,785	538,285	284,882
Southwest Region	191,365	247,440	235,487	165,048
West Region	389,589	411,976	506,363	354,124
Consolidated Total	$1,620,917	$1,431,497	$1,533,871	$993,659
	Quarter Ended
(In Thousands)	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004
Housing Revenues:
Northeast Region	$365,358	$261,470	$208,620	$191,908
Southeast Region	349,532	272,395	253,485	191,062
Southwest Region	217,214	181,491	154,564	127,814
West Region	447,333	329,254	284,274	246,489
Consolidated Total	$1,379,437	$1,044,610	$900,943	$757,273

	Quarter Ended
(In Thousands) (Continued)	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004
Sales Contracts (Net of Cancellations):
Northeast Region	$333,961	$267,692	$307,127	$203,484
Southeast Region	274,818	293,707	351,922	241,067
Southwest Region	170,958	179,232	202,748	121,177
West Region	426,910	507,214	533,685	299,020
Consolidated Total	$1,206,647	$1,247,845	$1,395,482	$864,748
	Quarter Ended
(In Thousands)	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003
Housing Revenues:
Northeast Region	$279,252	$210,039	$148,155	$136,763
Southeast Region	202,345	165,583	156,162	158,120
Southwest Region	151,406	129,907	106,767	72,662
West Region	392,039	325,205	255,469	238,695
Other	–	–	–	1,261
Consolidated Total	$1,025,042	$830,734	$666,553	$607,501
Sales Contracts (Net of Cancellations):
Northeast Region	$219,101	$261,625	$204,943	$115,447
Southeast Region	230,807	239,817	248,324	149,037
Southwest Region	112,487	125,292	143,979	68,927
West Region	291,532	336,889	312,469	233,616
Other	–	–	–	313
Consolidated Total	$853,927	$963,623	$909,715	$567,340

HOVNANIAN ENTERPRISES, INC.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, using base sales prices by market area is set forth below:

(Dollars In Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Northeast Region:
Total Contract Backlog	$783,883	$774,016	$581,865
Number of Homes	2,164	2,312	2,218
Southeast Region:
Total Contract Backlog	$2,206,105	$770,804	$526,348
Number of Homes	7,378	2,399	1,761
Southwest Region:
Total Contract Backlog	$283,739	$164,655	$157,655
Number of Homes	1,296	924	989
West Region:
Total Contract Backlog	$784,495	$775,295	$264,536
Number of Homes	1,753	1,917	793
Totals:
Total Consolidated Contract Backlog	$4,058,222	$2,484,770	$1,530,404
Number of Homes	12,591	7,552	5,761

In the month of November 2005, excluding unconsolidated joint ventures, we signed an additional 1,219 net contracts amounting to $404.8 million. Between our October 31, 2005 contract backlog and November 2005 net contracts, we have sold approximately 67% of our projected deliveries for fiscal 2006 assuming all of this backlog and net contracts are delivered in fiscal 2006.

Cost of sales includes expenses for consolidated housing and land and lot sales. A breakout of such expenses for consolidated housing sales and housing gross margin is set forth below:

	Year Ended
(Dollars In Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Sale of homes	$5,177,655	$4,082,263	$3,129,830
Cost of sales, excluding interest	3,812,922	3,042,057	2,331,393
Homebuilding gross margin, before interest expense	1,364,733	1,040,206	798,437
Cost of sales interest, excluding land sales interest	68,290	54,965	44,069
Homebuilding gross margin, after interest expense	$1,296,443	$985,241	$754,368
Gross margin percentage, before interest expense	26.4%	25.5%	25.5%
Gross margin percentage, after interest expense	25.0%	24.1%	24.1%
Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:
	Year Ended
	October 31, 2005	October 31, 2004	October 31, 2003
Sale of homes	100.0%	100.0%	100.0%
Cost of sales, excluding interest:
Housing, land and development costs	65.6	66.5	67.1
Commissions	2.3	2.2	2.1
Financing concessions	1.0	1.0	0.9
Overheads	4.7	4.8	4.4
Total cost of sales, before interest expense	73.6	74.5	74.5
Gross margin percentage, before interest expense	26.4	25.5	25.5
Cost of sales interest	1.4	1.4	1.4
Gross margin percentage, after interest expense	25.0%	24.1%	24.1%

HOVNANIAN ENTERPRISES, INC.

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of both the communities and of home types delivered, consolidated gross margin will fluctuate up or down. The consolidated gross margins, before interest expense increased to 26.4% during the year ended October 31, 2005 compared to 25.5% for the same period last year due primarily to the mix of homes delivered both in terms of geography as well as type of home. Generally speaking homes in highly regulated markets in the Northeast, Southeast and West have higher margins than homes in less regulated markets. During the year ended October 31, 2004, our consolidated gross margin, before interest expense, remained flat from the previous year despite the fact that we believe gross margins were adversely impacted in 2005 due to the effect of price increases in lumber, concrete, and certain other building materials. The dollar increases in homebuilding gross margin, before interest expense for each of the three years ended October 31, 2005, 2004, and 2003 were attributed to increased sales, resulting from both organic growth in deliveries and our acquisitions of other homebuilders. Also shown in the table are our results of gross margins, after interest expense. After deducting interest expense, which was previously capitalized and amortized through cost of sales, our homebuilding gross margin was 25.0% for 2005 compared to 24.1% for 2004 and 2003, but as a percentage of revenue cost of sales interest has remained flat at 1.4% for the years ended October 31, 2005, 2004, and 2003.

Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues increased 30 basis points to 8.4% for the year ended October 31, 2005. Such expenses increased to $441.9 million for the year ended October 31, 2005, and increased to $330.6 million for the year ended October 31, 2004 from $253.7 million for the previous year. The increased spending year over year was primarily due to our acquisitions and overhead costs for organically expanding operations ahead of our expected future growth in housing revenues.

We have written-off or written-down certain inventories totaling $5.4, $7.0, and $5.2 million during the years ended October 31, 2005, 2004, and 2003, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements – Note 11" for additional explanation. These write-offs and write-downs were incurred primarily because of the decision not to exercise certain options to purchase land, redesign of communities in planning, a change in the marketing strategy to liquidate a particular property or lower property values.

During the years ended October 31, 2005, 2004, and 2003, we wrote-off residential land options and approval and engineering costs amounting to $5.3, $5.4, and $4.5 million, respectively, which are included in the total write-offs mentioned above. When a community is redesigned, abandoned engineering costs are written-off. Option and approval and engineering costs are written-off when a community's proforma profitability does not produce adequate returns on the investment commensurate with the risk and we cancel the option. Such write-offs were located in all our regions.

During the year ended October 31, 2004, we wrote-down a community $1.2 million in our Northeast Region, $0.1 million in our Southeast Region, and $0.3 million in our Southwest Region. The write-down in the Northeast Region was attributed to a section of a community that was built in accordance with a low income housing clause. In preparation for selling this property, an outside appraisal was prepared resulting in a reduction in inventory carrying amount to fair value. The write-downs in our Southeast Region and Southwest Region were attributed to property that was acquired as part of our acquisitions in these Regions. A decision was made to liquidate these two properties resulting in lower sales prices.

We wrote-down one community $0.7 million in our Southwest Region during the year ended October 31, 2003. This property was acquired as part of one of our acquisitions. A decision was made to liquidate this property resulting in lower sales prices.

LAND SALES AND OTHER REVENUES

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Land and lot sales	$88,259	$2,664	$14,205
Cost of sales, excluding interest	52,203	2,217	10,931
Land and lot sales gross margin, excluding interest	36,056	447	3,274
Land sales interest expense	1,715	20	550
Land and lot sales gross margin, including interest	$34,341	$427	$2,724

Net pretax profits from land sales were $34.3 million during fiscal 2005. Although the amount of land sale profits varies from year-to-year, some land sale profits are typically recognized by

HOVNANIAN ENTERPRISES, INC.

the Company each year in the normal course of homebuilding and land development operations, wherein certain parcels are sold to other builders, land developers, and commercial property developers. Land and lot sales are often the result of acquiring large parcels for which we do not want to do all the development. In addition, this may happen more often in the future as HLIG continues to acquire large parcels, with the intent to sell portions to other builders.

FINANCIAL SERVICES

Financial services consists primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. During the years ended October 31, 2005, October 31, 2004, and October 31, 2003, financial services provided a $24.0, $25.5, and $22.9 million pretax profit, respectively. In 2005 financial services revenue increased $12.1 million to $72.4 million, but this increase was more than offset by increased costs as the mortgage operations added overhead costs to prepare for future growth and the profit per loan declined as the mortgage market became more competitive with less mortgage refinancing occurring in 2005 versus 2004. The increase in 2004 was primarily due to increased activity in our mortgage operations, along with our homebuilding growth. In addition to our wholly-owned mortgage subsidiaries, customers obtained mortgages from our mortgage joint ventures in our Northeast Region (Ohio) and West Region in 2004 and 2003, and also our Southeast Region in 2005. In the market areas served by our wholly-owned mortgage banking subsidiaries, approximately 67%, 66%, and 74% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2005, 2004, and 2003, respectively. Servicing rights on new mortgages originated by us will be sold as the loans are closed.

CORPORATE GENERAL AND ADMINISTRATIVE

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses were 1.7% for the year ended October 31, 2005, 1.5% for the year ended October 31, 2004, and 2.0% for the year ended October 31, 2003. The increase in corporate general and administrative expenses during the year ended October 31, 2005 compared to the same period last year was due to increased depreciation expense for new software systems, increased consulting services related to the new software implementation and Sarbanes Oxley compliance costs, and increased compensation with more headcount and higher profit based bonuses.

OTHER INTEREST

Other interest declined $0.3 million to $19.7 million for the year ended October 31, 2005. In 2004 other interest increased $  0.5 million to $20.1 million for the year ended October 31, 2004. The fluctuation in other interest from year to year is a result of the relationship of total inventory and interest incurred in each year, because we capitalize interest related to inventory and the remainder is expensed.

OTHER OPERATIONS

Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, earnout payments from homebuilding company acquisitions, amortization of the consultant's agreement and the right of first refusal agreement from our California acquisition in fiscal 2002, minority interest relating to consolidated joint ventures, corporate-owned life insurance, and certain contributions.

OFF BALANCE SHEET FINANCING

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2005, we had $359.9 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $5.0 billion. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third party guarantees. However, $8.7 million of the $5.0 billion in land and lot option purchase contracts contained specific performance clauses which require us to purchase the land or lots upon satisfaction of certain requirements by both the sellers and the Company. Therefore, this specific performance obligation of $8.7 million is recorded on the balance sheet in Liabilities from inventory not owned.

Pursuant to FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", we consolidated $242.8 million of inventory not owned at October 31, 2005,

HOVNANIAN ENTERPRISES, INC.

representing the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we eliminated $11.0 million of its related cash deposits for lot option contracts, which are included in Consolidated Inventory Not Owned. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. At October 31, 2005, the balance reported in Minority interest from inventory not owned was $180.2 million. At October 31, 2005, we had cash deposits and letters of credit totaling $23.1 million, representing our current maximum exposure associated with the consolidation of lot option contracts. Creditors of these VIE's, if any, have no recourse against us.

CONTRACTUAL OBLIGATIONS

The following summarizes our aggregate contractual commitments at October 31, 2005:

	Payments Due by Period
(In Thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long Term Debt(1)	$2,340,027	$111,808	$347,388	$288,117	$1,592,714
Capital Lease Obligations	–	–	–	–	–
Operating Leases	50,403	14,038	22,511	9,988	3,866
Purchase Obligations(2)	8,656	7,225	1,431	–	–
Other Long Term Liabilities	–	–	–	–	–
Total	$2,399,086	$133,071	$371,330	$298,105	$1,596,580

(1)  Represents our Senior and Senior Subordinated Notes and Other Notes Payable, and related interest payments for the life of the debt. Interest on variable rate obligations is based on rates effective as of October 31, 2005.

(2)  Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of approximately $330.8 million and $928.5 million, respectively, at October 31, 2005 related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

SFAS 123R applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in our fiscal first quarter of 2006, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. We expect the impact of the adoption of SFAS 123R to be a reduction of fiscal 2006 net income of approximately $7.0 million assuming modified prospective application.

HOVNANIAN ENTERPRISES, INC.

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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This statement, which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

TOTAL TAXES

Total taxes as a percentage of income before taxes amounted to approximately 39.6%, 36.6%, and 37.5% for the years ended October 31, 2005, 2004, and 2003, respectively. The increase in the effective rate for 2005 was due to refunds recorded in 2004 related to previous years' taxes, higher than estimated taxes upon filing our 2004 tax return in the third quarter of 2005, the elimination of certain state deductions, and the loss carryforward running out in one state. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets reflected in the balance sheet are recoverable regardless of future income. See "Notes to Consolidated Financial Statements – Note 10" for an additional explanation of taxes.

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

HOVNANIAN ENTERPRISES, INC.

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

MERGERS AND ACQUISITIONS

On March 1, 2005, we acquired for cash the assets of Cambridge Homes, a privately held Orlando homebuilder and provider of related financial services, headquartered in Altamonte Springs, Florida. The acquisition provides us with a presence in the greater Orlando market. Cambridge Homes designs, markets and sells both single family homes and attached townhomes and focuses on first-time, move-up and luxury homebuyers. Cambridge Homes also provides mortgage financing, as well as title and settlement services to its homebuyers.

The Cambridge Homes acquisition was accounted for as a purchase, with the results of its operations included in our consolidated financial statements as of the date of the acquisition.

On March 2, 2005, we acquired the operations of Town & Country Homes, a privately held homebuilder and land developer headquartered in Lombard, Illinois, which occurred concurrently with our entering into a joint venture agreement with affiliates of Blackstone Real Estate Advisors in New York to own and develop Town & Country's existing residential communities. The joint venture is being accounted for under the equity method. Town & Country Homes' operations beyond the existing owned and optioned communities, as of the acquisition date, are wholly owned and included in our consolidated financial statements.

The Town & Country acquisition provides us with a strong initial position in the greater Chicago market, and expands our operations into the Florida markets of West Palm Beach, Boca Raton and Fort Lauderdale and bolsters our current presence in Minneapolis/St. Paul. Town & Country designs, markets and sells a diversified product portfolio in each of its markets, including single family homes and attached townhomes, as well as mid-rise condominiums in Florida. Town & Country serves a broad customer base including first-time, move-up and luxury homebuyers.

On August 8, 2005, we acquired substantially all of the assets of First Home Builders of Florida, a privately held homebuilder and provider of related financial services headquartered in Cape Coral, Florida. First Home Builders is a leading builder in Western Florida and ranked first in the greater Fort Myers-Cape Coral market. First Home Builders of Florida designs, markets and sells single family homes, with a focus on the first-time home buying segment. The company also provides mortgage financing, title and settlement services to its homebuyers.

On August 3, 2005, we acquired substantially all of the homebuilding assets of Oster Homes, a privately held Ohio homebuilder, headquartered in Lorain, Ohio. The acquisition provides Hovnanian with a complementary presence to its Ohio "build-on-your-own-lot" homebuilding operations. Oster Homes builds in Lorain County in Northeast Ohio, just west of Cleveland. Oster Homes designs, markets and sells single family homes, with a focus on first-time and move-up homebuyers. Additionally, Oster Homes utilizes a design center to market extensive pre-prices, options and upgrades.

Both the First Home Builders of Florida and the Oster Homes acquisitions were accounted for as purchases with the results of their operations included in our consolidated financial statements as of the dates of the acquisitions.

On November 6, 2003, we acquired a Tampa, Florida area homebuilder for cash and 489,236 shares of our Class A Common Stock. This acquisition was accounted for as a purchase, with the results of operations of this entity included in our consolidated financial statements as of the date of acquisition. On November 1, 2002 and December 31, 2002, we acquired two Texas homebuilding companies. On April 9, 2003, we acquired a build-on-your-own-lot homebuilder in Ohio, and on August 8, 2003, we acquired a homebuilder in Arizona.

All fiscal 2005, 2004, and 2003 acquisitions provide for other payments to be made, generally dependant upon achievement of certain future operating and return objectives.

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

HOVNANIAN ENTERPRISES, INC.

can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

•  Changes in general and local economic and business conditions;

•  Adverse weather conditions and natural disasters;

•  Changes in market conditions;

•  Changes in home prices and sales activity in the markets where the Company builds homes;

•  Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, and the environment;

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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following tables set forth as of October 31, 2005 and 2004, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV"). There have been no significant changes in our market risk from October 31, 2004 to October 31, 2005.

	Long Term Debt as of October 31, 2005 by Year of Debt Maturity
(Dollars in Thousands)	2006	2007	2008	2009	2010	Thereafter	Total	FMV at 10/31/05
Long Term Debt(1):
Fixed Rate	$49,327	$140,949	$748	$800	$100,855	$1,285,583	$1,578,262	$1,510,091
Average interest rate	6.76%	10.48%	6.71%	6.73%	6.01%	6.94%	7.19%	–

(1)  Does not include bonds collateralized by mortgages receivable or the mortgage warehouse line of credit.

	Long Term Debt as of October 31, 2004 by Year of Debt Maturity
(Dollars in Thousands)	2005	2006	2007	2008	2009	Thereafter	Total	FMV at 10/31/04
Long Term Debt(1):
Fixed Rate	$26,300	$654	$140,949	$748	$800	$786,438	$955,889	$1,025,829
Average interest rate	7.10%	6.66%	10.48%	6.71%	6.73%	7.37%	7.82%	–

(1)  Does not include bonds collateralized by mortgages receivable or the mortgage warehouse line of credit.

In addition, we have reassessed the market risk for our variable rate debt, which is based upon a margin plus at our option either (1) a base rate determined by reference to the higher of (a) a PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three, or six month interest period as selected by us, and we believe that a one percent increase in this rate would have an approximate $1.0 million increase in interest expense for the twelve months ended October 31, 2005, assuming an average of $96.8 million of variable rate debt outstanding from November 1, 2004 to October 31, 2005.

HOVNANIAN ENTERPRISES, INC.

Item 8 – Financial Statements and Supplementary Data

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A – Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2005. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2005.

Our management's assessment of the effectiveness of internal control over financial reporting as of October 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report below.

HOVNANIAN ENTERPRISES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of
Hovnanian Enterprises, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Hovnanian Enterprises, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Hovnanian Enterprises, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hovnanian Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Hovnanian Enterprises, Inc. and subsidiaries and our report dated January 10, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
January 10, 2006

HOVNANIAN ENTERPRISES, INC.

Item 9B – Other Information

None.

PART III

Item 10 – Directors and Executive Officers of the Registrant

The information called for by Item 10, except as set forth below in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with the Company's annual meeting of shareholders to be held on March 8, 2006, which will involve the election of directors.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

Name	Age	Position	Year Started With Company
Kevork S. Hovnanian	82	Chairman of the Board and Director of the Company.	l967

Ara K. Hovnanian	48	Chief Executive Officer, President and Director of the Company.	1979

Paul W. Buchanan	55	Senior Vice President – Corporate Controller.	l981

Kevin C. Hake	46	Senior Vice President, Finance and Treasurer.	2000

Robyn T. Mingle	40	Senior Vice President, Human Resources	2003

Peter S. Reinhart	55	Senior Vice President and General Counsel.	1978

J. Larry Sorsby	50	Executive Vice President, Chief Financial Officer and Director of the Company.	1988

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

Mr. Buchanan has been Senior Vice President – Corporate Controller since May l990. Mr. Buchanan resigned as a Director of the Company on September 13, 2002, a position in which he served since March 1982, for the purpose of reducing the number of non-independent board members.

Mr. Hake was appointed Senior Vice President, Finance and Treasurer in October 2004 after serving as Vice President, Finance and Treasurer from July 2000. Mr. Hake was Director, Real Estate Finance at BankBoston Corporation from 1994 to June 2000.

Ms. Mingle joined the Company in October 2003 as Senior Vice President, Human Resources. Prior to joining the Company, Ms. Mingle was the Vice President, Human Resources at Black and Decker, U.S., Inc. since 1999.

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

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics that applies to Hovnanian's principal executive officer, principal financial officer, controller, and all other associates of the Company, including its directors and other officers. We have posted the text of this Code of Ethics on our website at

HOVNANIAN ENTERPRISES, INC.

www.khov.com under "Investor Relations/Corporate Governance". We have also adopted Corporate Governance Guidelines and posted them on our website at www.khov.com under "Investor Relations/Corporate Governance". A printed copy of the Code of Ethics and Guidelines is also available to the public at no charge by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 10 Highway 35, P.O. Box 500, Red Bank, N.J. 07701 or calling Corporate headquarters at 732-747-7800. We will post amendments to or waivers from our Code of Ethics that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange on our website at www.khov.com under "Investor Relations/Corporate Governance".

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

Item 11 – Executive Compensation

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 8, 2006.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12, except as set forth below in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 8, 2006.

The following table provides information as of October 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Number of Class B Common Stock securities to be issued upon exercise of outstanding option, warrants and rights (in thousands)	Weighted average exercise price of outstanding Class A Common Stock options, warrants and rights(2)	Weighted average exercise price of outstanding Class B Common Stock options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands)(1)
	(a)	(a)	(b)	(b)	(c)
Equity compensation plans approved by security holders:	6,084	1,438	$15.10	$44.88	23,037
Equity compensation plans not approved by security holders:	–	–	–	–	–
Total	6,084	1,438	$15.10	$44.88	23,037

(1)  Under the Company's equity compensation plans, securities may be issued in either Class A Common Stock or Class B Common Stock.

(2)  Does not include 1,701 shares to be issued upon vesting of restricted stock, because they have no exercise price.

(3)  Does not include 342 shares to be issued upon vesting of restricted stock, because they have no exercise price.

Item 13 – Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement, with the exception of the information regarding certain relationships, as described below, to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 8, 2006.

HOVNANIAN ENTERPRISES, INC.

We provided property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, our Chief Executive Officer, President and a Director, is a general partner, and members of his family and certain officers and directors are limited partners. We no longer provide such services. At October 31, 2005 and 2004, no amounts were due us by these partnerships. During the years ended October 31, 2005, 2004, and 2003, we received zero, $37,000, and $62,000, respectively, from these partnerships.

During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $33.4 million from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer. As of October 31, 2005, we have an option deposit of $3.0 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $22.2 million in accordance with FIN 46 under Consolidated Inventory Not Owned in the Consolidated Balance Sheets. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer, totaling $26.9 million. As of October 31, 2005 and 2004, land aggregating $26.5 million and $22.1 million, respectively, has been purchased. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land in Maryland for approximately $3.0 million from a group that consists of relatives of Geaton Decesaris, Jr., a member of our Board of Directors. We had posted a deposit of $100,000 and purchased the property when final approvals were in place. The property was purchased in November 2001 and there are 26 of an original 147 lots remaining in inventory as of October 31, 2005. Geaton Decesaris, Jr. has no financial interest in the relative's ownership and sale of land to the Company.

Item 14 – Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 8, 2006.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.

Exhibits:

3	(a)	Certificate of Incorporation of the Registrant.(1)

3	(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(5)

HOVNANIAN ENTERPRISES, INC.

3	(c)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(14)

3	(d)	Restated Bylaws of the Registrant.(12)

4	(a)	Specimen Class A Common Stock Certificate.(13)

4	(b)	Specimen Class B Common Stock Certificate. (15)

4	(c)	Indenture dated as of October 2, 2000, relating to 10 1/2% Senior Notes, between the Registrant and First Union National Bank, including form of 10 1/2% Senior Notes due October 1, 2007.(9)

4	(d)	Indenture dated March 26, 2002, relating to 8% Senior Notes, between the Registrant and First Union National Bank, including form of 8% Senior Notes due April 1, 2012.(10)

4	(e)	Indenture dated March 26, 2002, relating to 8.875% Senior Subordinated Notes, between the Registrant and First Union National Bank, including form of 8.875% Senior Subordinated Notes due April 1, 2012.(10)

4	(f)	Indenture dated May 9, 2003, relating to 7 3/4% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 7 3/4% Senior Subordinated Notes due May 15, 2013.(4)

4	(g)	Indenture dated as of November 3, 2003, relating to 6 1/2% Senior Notes, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wachovia Bank, National Association, as Trustee, as supplemented by the First Supplemental Indenture dated as of November 3, 2003 among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 1/2% Senior Notes due January 15, 2014.(2)

4	(h)	Indenture dated as of March 18, 2004, relating to 6 3/8% Senior Notes, among
K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 3/8% Senior Notes due 2014.(16)

4	(i)	Indenture dated as of November 30, 2004, relating to 6 1/4% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 1/4% Senior Notes due 2015.(6)

4	(j)	Indenture dated as of November 30, 2004, relating to 6% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6% Senior Notes due 2010.(6)

4	(k)	Indenture dated as of August 8, 2005, relating to 6.25% Senior Notes due 2016, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee including form of 6.25% Senior Notes due 2016.(7)

4	(l)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(11)

10	(a)	Fifth Amended and Restated Credit Agreement dated as of June 14, 2005.(7)

10	(b)	Amended and Restated Guaranty and Suretyship Agreement dated June 14, 2005.(7)

10	(c)	Description of Management Bonus Arrangements.(15)

10	(d)	Description of Savings and Investment Retirement Plan.(1)

10	(e)	1999 Stock Incentive Plan (as amended and restated).(17)

10	(f)	1983 Stock Option Plan (as amended and restated March 8, 2002).(3)

10	(g)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(1)

10	(h)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(15)

10	(i)	Description of Deferred Compensation Plan.(15)

10	(j)	Senior Executive Short-Term Incentive Plan (as amended and restated).(8)

12		Statements re Computation of Ratios.

21		Subsidiaries of the Registrant.

23		Consent of Independent Registered Public Accounting Firm.

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	(a)	Section 1350 Certification of Chief Executive Officer.

32	(b)	Section 1350 Certification of Chief Financial Officer.

HOVNANIAN ENTERPRISES, INC.

(1)  Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(2)  Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on November 7, 2003.

(3)  Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2002 of the Registrant.

(4)  Incorporated by reference to Exhibits to Registration Statement (No. 333-107164) on Form S-4 of the Registrant.

(5)  Incorporated by reference to Exhibits to Registration Statement (No. 333-106761) on Form S-3 of the Registrant.

(6)  Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2004 of the Registrant.

(7)  Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.

(8)  Incorporated by reference to Appendix A of the definitive Proxy Statement of the Registrant on Schedule 14A filed February 10, 2004.

(9)  Incorporated by reference to Exhibits to Registration Statement (No. 333-52836) on Form S-4 of the Registrant.

(10)  Incorporated by reference to Exhibits to Registration Statement (No. 333-89976) on Form S-4 of the Registrant.

(11)  Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on
July 13, 2005.

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

HOVNANIAN ENTERPRISES, INC.

Signatures

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

BY: /S/ KEVORK S. HOVNANIAN

Kevork S. Hovnanian
Chairman of the Board
January 11, 2006

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant on January 11, 2006 and in the capacities indicated.

/S/ KEVORK S. HOVNANIAN Kevork S. Hovnanian	Chairman of The Board and Director

/S/ ARA K. HOVNANIAN Ara K. Hovnanian	Chief Executive Officer, President and Director

/S/ PAUL W. BUCHANAN Paul W. Buchanan	Senior Vice President-Corporate Controller

/S/ KEVIN C. HAKE Kevin C. Hake	Senior Vice President, Finance and Treasurer

/S/ EDWARD A. KANGAS Edward A. Kangas	Chairman of Audit Committee and Director

/S/ PETER S. REINHART Peter S. Reinhart	Senior Vice President and General Counsel

/S/ J. LARRY SORSBY J. Larry Sorsby	Executive Vice President, Chief Financial Officer and Director

/S/ STEPHEN D. WEINROTH Stephen D. Weinroth	Chairman of Compensation Committee and Director

HOVNANIAN ENTERPRISES, INC.

Hovnanian Enterprises, Inc. and Subsidiaries

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.

HOVNANIAN ENTERPRISES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hovnanian Enterprises, Inc.'s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 10, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
January 10, 2006

HOVNANIAN ENTERPRISES, INC.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)	October 31, 2005	October 31, 2004
ASSETS
Homebuilding:
Cash and cash equivalents (Note 5)	$218,830	$65,013
Inventories – At the lower of cost or fair value (Notes 11 and 12):
Sold and unsold homes and lots under development	2,459,431	1,785,706
Land and land options held for future development or sale	595,806	436,184
Consolidated Inventory Not Owned:
Specific performance options	9,289	11,926
Variable interest entities (Note 17)	242,825	201,669
Other options	129,269	31,824
Total Consolidated Inventory Not Owned	381,383	245,419
Total Inventories	3,436,620	2,467,309
Investments in and advances to unconsolidated joint ventures (Note 18)	187,205	40,840
Receivables, deposits, and notes	125,388	56,753
Property, plant, and equipment – net (Note 4)	96,891	44,137
Prepaid expenses and other assets	125,662	93,616
Goodwill and indefinite life intangibles (Note 19)	32,658	32,658
Definite life intangibles (Note 19)	249,506	125,492
Total Homebuilding	4,472,760	2,925,818
Financial Services:
Cash and cash equivalents	10,669	13,011
Mortgage loans held for sale (Notes 6 and 7)	211,248	209,193
Other assets	15,375	8,245
Total Financial Services	237,292	230,449
Income Taxes Receivable – Including deferred tax benefits (Note 10)	9,903	–
Total Assets	$4,719,955	$3,156,267

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)	October 31, 2005	October 31, 2004
LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
Nonrecourse land mortgages	$48,673	$25,687
Accounts payable and other liabilities	510,529	329,621
Customers' deposits (Note 5)	259,930	80,131
Nonrecourse mortgages secured by operating properties (Note 7)	24,339	24,951
Liabilities from inventory not owned	177,014	68,160
Total Homebuilding	1,020,485	528,550
Financial Services:
Accounts payable and other liabilities	8,461	6,080
Mortgage warehouse line of credit (Notes 6 and 7)	198,856	188,417
Total Financial Services	207,317	194,497
Notes Payable:
Revolving and term credit agreements (Note 7)	–	115,000
Senior notes (Note 8)	1,098,739	602,737
Senior subordinated notes (Note 8)	400,000	300,000
Accrued interest (Notes 7 and 8)	20,808	15,522
Total Notes Payable	1,519,547	1,033,259
Income Taxes Payable (Note 10)	–	48,999
Total Liabilities	2,747,349	1,805,305
Minority interest from inventory not owned (Note 17)	180,170	155,096
Minority interest from consolidated joint ventures	1,079	3,472
Stockholders' Equity (Notes 13 and 19):
Preferred Stock, $.01 par value – authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000, at October 31, 2005 and zero shares at October 31, 2004
Common Stock, Class A, $.01 par value – authorized 200,000,000 shares; issued 57,976,455 shares at October 31, 2005; and 56,797,313 shares at October 31, 2004 (including 10,995,656 shares at October 31, 2005 and 10,395,656 shares at October 31, 2004 held in Treasury)	580	568
Common Stock, Class B, $.01 par value (convertible to Class A at time of sale) – authorized 30,000,000 shares; issued 15,370,250 shares at October 31, 2005; and issued 15,376,972 shares at October 31, 2004 (including 691,748 shares at October 31, 2005 and October 31, 2004 held in Treasury)	154	154
Paid in Capital	371,390	199,643
Retained Earnings (Note 8)	1,522,952	1,053,863
Deferred Compensation (Note 13)	(19,648)	(11,784)
Treasury Stock – at cost	(84,071)	(50,050)
Total Stockholders' Equity	1,791,357	1,192,394
Total Liabilities and Stockholders' Equity	$4,719,955	$3,156,267

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended
(In Thousands Except Per Share Data)	October 31, 2005	October 31, 2004	October 31, 2003
Revenues:
Homebuilding:
Sale of homes	$5,177,655	$4,082,263	$3,129,830
Land sales and other revenues	98,391	11,339	20,829
Total Homebuilding	5,276,046	4,093,602	3,150,659
Financial services	72,371	60,288	51,285
Total Revenues	5,348,417	4,153,890	3,201,944
Expenses:
Homebuilding:
Cost of sales, excluding interest	3,865,125	3,044,274	2,342,324
Cost of sales interest	70,005	54,985	44,069
Total Cost of Sales	3,935,130	3,099,259	2,386,393
Selling, general and administrative	441,943	330,583	253,724
Inventory impairment loss (Note 11)	5,360	6,990	5,150
Total Homebuilding	4,382,433	3,436,832	2,645,267
Financial services	48,347	34,782	28,415
Corporate general and administrative	90,628	63,423	66,008
Other interest	19,716	20,057	19,589
Expenses related to extinguishment of debt (Note 8)	–	9,597	1,619
Other operations	15,663	15,295	21,061
Intangible amortization (Note 19)	46,084	28,923	8,380
Total Expenses	4,602,871	3,608,909	2,790,339
Income (loss) from unconsolidated joint ventures	35,039	4,791	(87)
Income Before Income Taxes	780,585	549,772	411,518
State and Federal Income Taxes:
State (Note 10)	44,806	21,595	17,458
Federal (Note 10)	263,932	179,496	136,680
Total Taxes	308,738	201,091	154,138
Net Income	471,847	348,681	257,380
Less: Preferred Stock Dividends	2,758	–	–
Net Income Available to Common Stockholders	$469,089	$348,681	$257,380
Per Share Data:
Basic:
Income Per Common Share	$7.51	$5.63	$4.16
Weighted Average Number of Common Shares Outstanding	62,490	61,892	61,920
Assuming Dilution:
Income Per Common Share	$7.16	$5.35	$3.93
Weighted Average Number of Common Shares Outstanding	65,549	65,133	65,538

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In Thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Retained Earnings	Deferred Comp	Treasury Stock	Total
Balance, October 31, 2002	46,221,508	$550	14,884,374	$155	–	$–	$152,625	$447,802	$(21)	$(38,562)	$562,549
Acquisitions	101,644	–	–	–	–	–	3,713	–	21	–	3,734
Shares returned in connection with prior year acquisition	(1,498,718)	–	–	–	–	–	–	–	–	–	–
Sale of common stock under employee stock option plan	810,220	8	–	–	–	–	7,039	–	–	–	7,047
Restricted Stock issuances	177,158	2	–	–	–	–	(22)	–	–	–	(20)
Conversion of Class B to Class A Common Stock	39,106	–	(39,106)	–	–	–	–	–	–	–	–
Treasury Stock Purchases	(595,238)	–	–	–	–	–	–	–	–	(10,978)	(10,978)
Net Income	–	–	–	–	–	–	–	257,380	–	–	257,380
Balance, October 31, 2003	45,255,680	560	14,845,268	155	–	–	163,355	705,182	–	(49,540)	819,712
Acquisitions	489,236	–	–	–	–	–	16,311	–	–	2,512	18,823
Sale of common stock under employee stock option plan	334,166	4	–	–	–	–	1,742	–	–	–	1,746
Restricted Stock grants, issuances and forfeitures, net of tax	212,335	2	54,652	1	–	–	18,235	–	(11,867)	–	6,371
Amortization of Restricted Stock	–	–	–	–	–	–	–	–	83	–	83
Conversion of Class B to Class A Common Stock	214,696	2	(214,696)	(2)	–	–	–	–	–	–	–
Treasury Stock Purchases	(104,456)	–	–	–	–	–	–	–	–	(3,022)	(3,022)
Net Income	–	–	–	–	–	–	–	348,681	–	–	348,681
Balance, October 31, 2004	46,401,657	568	14,685,224	154	–	–	199,643	1,053,863	(11,784)	(50,050)	1,192,394
Issuance of Preferred Stock	–	–	–	–	5,600	–	135,389		–	–	135,389
Preferred Dividend declared ($492.45 per share)	–	–	–	–	–	–	–	(2,758)	–	–	(2,758)
Sale of common stock under employee stock option plan, net of tax	927,938	9	–	–	–	–	15,046	–	–	–	15,055
Restricted Stock grants, issuances and forfeitures, net of tax	244,482	3	–	–	–	–	21,312	–	(11,218)	–	10,097
Amortization of Restricted Stock	–	–	–	–	–	–	–	–	3,354	–	3,354
Conversion of Class B to Class A Common Stock	6,722	–	(6,722)	–	–	–	–	–		–
Treasury Stock Purchases	(600,000)	–	–	–	–	–	–	–	–	(34,021)	(34,021)
Net Income	–	–	–	–	–	–	–	471,847	–	–	471,847
Balance, October 31, 2005	46,980,799	$580	14,678,502	$154	5,600	$–	$371,390	$1,522,952	$(19,648)	$(84,071)	$1,791,357

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
(In Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Cash Flows From Operating Activities:
Net Income	$471,847	$348,681	$257,380
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	9,075	6,189	6,714
Intangible Amortization	46,084	28,923	8,380
Stock Compensation Expense	12,690	7,755	9,758
Amortization of bond discounts	715	571	526
(Gain) loss on sale and retirement of property and assets	(3,681)	(621)	2,872
Undistributed income from unconsolidated joint ventures	(7,435)	–	–
Expenses related to extinguishment of debt	–	9,597	1,619
Deferred income taxes	(20,823)	(21,495)	4,223
Impairment losses	5,360	6,990	5,150
Decrease (increase) in assets:
Mortgage notes receivable	(1,790)	15,049	(130,591)
Receivables, prepaids and other assets	(96,675)	(34,630)	(9,446)
Inventories	(645,280)	(709,577)	(367,773)
Increase (decrease) in liabilities:
State and Federal income taxes	(22,556)	71,673	(6,179)
Customers' deposits	168,682	15,285	18,948
Interest and other accrued liabilities	9,780	35,008	45,305
Accounts payable	50,065	40,289	(29,492)
Net cash used in operating activities	(23,942)	(180,313)	(182,606)
Cash Flows From Investing Activities:
Net proceeds from sale of property and assets	8,495	1,881	3,123
Purchase of property, equipment, and other fixed assets and acquisitions of homebuilding companies	(317,777)	(104,796)	(198,095)
Net investment in unconsolidated affiliates	(138,864)	(17,859)	(2,783)
Net cash used in investing activities	(448,146)	(120,774)	(197,755)
Cash Flows From Financing Activities:
Proceeds from mortgages and notes	2,373,335	3,871,659	1,940,718
Proceeds from senior debt	495,287	365,000	–
Proceeds from senior subordinated debt	100,000	–	150,000
Proceeds from preferred stock	135,389	–	–
Principal payments on mortgages and notes	(2,443,963)	(3,826,348)	(1,830,756)
Principal payments on subordinated debt	–	(156,844)	(11,369)
Preferred dividends paid	(2,758)	–	–
Purchase of treasury stock	(34,021)	(3,022)	(10,978)
Net proceeds from sale of stock and employee stock plan	294	445	977
Net cash provided by financing activities	623,563	250,890	238,592
Net Increase (Decrease) In Cash	151,475	(50,197)	(141,769)
Cash and Cash Equivalents Balance, Beginning Of Year	78,024	128,221	269,990
Cash and Cash Equivalents Balance, End Of Year	$229,499	$78,024	$128,221
Supplemental Disclosures Of Cash Flows:
Cash paid during the period for:
Interest, net of capitalized interest	$89,851	$78,209	$59,367
Income Taxes	$352,518	$150,016	$152,532
Supplemental disclosures of noncash operating activities:
Consolidated Inventory Not Owned:
Specific performance options	$8,656	$11,440	$52,996
Variable interest entities	231,817	183,654	87,312
Other options	126,754	29,309	44,764
Total Inventory Not Owned	$367,227	$224,403	$185,072

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004, and 2003

1. Basis of Presentation and Segment Information

Basis of Presentation – The accompanying Consolidated Financial Statements include our accounts and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

Segment Information – Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures About Segments of an Enterprise and Related Information" establishes standards for segment reporting based on the way management organizes segments within a company for making operating decisions and assessing performance. Our financial reporting segments consist of homebuilding, financial services, and corporate. Our homebuilding operations comprise the most substantial part of our business, with 97% of consolidated revenues in the year ended October 31, 2005, and approximately 98% of consolidated revenue in 2004, and 2003 contributed by the homebuilding operations. We are a Delaware corporation, currently building and selling homes in more than 367 consolidated new home communities in New Jersey, Pennsylvania, New York, Ohio, Virginia, West Virginia, Delaware, Illinois, Minnesota, Michigan, Maryland, North Carolina, South Carolina, Florida, Texas, Arizona, and California. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. Our financial services operations provide mortgage banking and title services to the homebuilding operations' customers. We do not retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality and safety. Assets, liabilities, revenues and expenses of our reportable segments are separately included in the Consolidated Balance Sheets and Consolidated Statements of Income.

2. Summary of Significant Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements.

Business Combinations – When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141"). Under SFAS No. 141 (for acquisitions subsequent to June 30, 2001) and Accounting Principles Board ("APB") Opinion 16 (for acquisitions prior to June 30, 2001), we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as goodwill. The operations of the acquired company from the date of acquisition are included in our financial statements.

Income Recognition from Home and Land Sales – Income from home and land sales are recorded when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

Additionally, in certain markets, we sell lots to customers, transferring title, collecting proceeds, and entering into contracts to build homes on these lots. In these cases, we do not recognize the revenue from the lot sale until we deliver the completed home and have no continued involvement related to that home. The cash received on the lot is recorded as customer deposits until the revenue is recognized.

Income Recognition from Mortgage Loans – Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs – Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal control passes to the buyer and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are deferred and recorded as either (a) an adjustment to the related mortgage loans upon the closing of a loan or (b) recognized as a deferred asset or deferred revenue while the loan is in process. These fees and costs include loan origination fees, loan discount, and salaries and wages. Such deferred fees and costs relating to the closed loans are recognized over the life of the loans as an adjustment of yield or taken into operations upon sale of the loan to a permanent investor.

Cash and Cash Equivalents – Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money

HOVNANIAN ENTERPRISES, INC.

market funds with original maturities of 90 days or less when purchased. The Company's cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. The Company believes it mitigates its risk by investing in or through a major financial institution.

Fair Value of Financial Instruments – The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash equivalents, receivables, customer deposits and notes, accounts payable and other liabilities, mortgages and notes receivable, mortgages and notes payable, our revolving credit agreement, and the senior and senior subordinated notes payable. The fair value of both the Senior Notes and Senior Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the Senior Notes and Senior Subordinated Notes is estimated at $1,039.3 million and $397.8 million, respectively, as of October 31, 2005. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Inventories – Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted future cash flows generated from expected revenue, cost to complete including interest, and selling costs.

Insurance Deductible Reserves – For fiscal 2005, our deductible is $5 million per occurrence for general liability insurance and $500,000 per occurrence for worker's compensation insurance. For fiscal 2004, our deductible was $150,000 per occurrence for worker's compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated future losses during 2005 and 2004. For fiscal 2006, our deductible increases to $20 million per occurrence with an aggregate $20 million for bodily injury and property damage claims and an aggregate $20 million for product defect claims under our general liability insurance. Our worker's compensation insurance deductible increases to $1 million per occurrence for 2006.

Interest – Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales interest as the related inventories are sold. Costs related to properties not under development are charged to interest expense separately in the Consolidated Statements of Income.

Interest costs incurred, expensed and capitalized were:

	Year Ended
(Dollars in Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Interest capitalized at beginning of year	$37,465	$24,833	$22,159
Plus interest incurred(1)	102,930	87,674	66,332
Less cost of sales interest expensed(2)	70,005	54,985	44,069
Less other interest expensed	19,716	20,057	19,589
Interest capitalized at end of year	$50,674	$37,465	$24,833

(1)  Data does not include interest incurred by our mortgage and finance subsidiaries.

(2)  Represents interest on borrowings for construction, land and development costs which are charged to interest expense when homes are delivered.

Land Options – Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board ("FASB") revision to Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of Accounting Research Bulletin No. 51 ("FIN 46-R"), SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Consolidated Balance Sheets specific performance options, options with variable interest entities, and other options under Consolidated Inventory Not Owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from our acquisitions. We no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2005 and 2004, and determined

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004, and 2003

that no impairment of goodwill or indefinite life intangibles existed. We are amortizing the definite life intangibles over their expected useful life, ranging from three to eight years. The weighted average amortization period remaining for definite life intangibles was 3.52 years as of October 31, 2005.

In May 2004, we made a decision to change our fiscal 2002 California acquisition brand name to K. Hovnanian Homes. This resulted in a reclassification of $50 million from goodwill and indefinite life intangibles to definite life intangibles on our Consolidated Balance Sheet at that time. We are amortizing the definite life intangible as the homes in the communities still using the old California acquisition brand name are delivered to customers and the revenue on the sale of these homes is recognized. Using this methodology, we expect this intangible to be substantially written off by our fourth quarter of 2008.

As of October 31, 2005, the gross amount of definite life intangibles and related accumulated amortization was $332.9 million and $83.4 million, respectively. The expected amortization expense for these definite life intangibles in future years follow:

Year Ending October 31,	(in Thousands)
2006	$54,195
2007	44,297
2008	37,848
2009	34,645
2010	30,325
After 2010	48,196
$249,506

Finance Subsidiary Net Worth – In accordance with Statement of Position 01-6 ("SOP 01-6") of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, we are required to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which our mortgage subsidiary conducts business. At October 31, 2005 and 2004, our mortgage subsidiary's net worth was $29.6 million and $36.0 million, respectively, which exceeded all our regulatory agencies net worth requirements.

Deferred Bond Issuance Costs – Costs associated with the issuance of our Senior and Senior Subordinated Notes are capitalized and amortized over the associated term of each note issuance.

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

Warranty Costs – Based upon historical experience, we accrue warranty costs as part of cost of sales for estimated repair costs over $1,000 to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs under our $5 million per occurrence general liability insurance deductible as part of Selling, general and administrative costs. As previously stated, the deductible for our general liability insurance will increase for fiscal 2006 to $20 million per occurrence with an aggregate $20 million for bodily injury and property damage claims, and an aggregate $20 million for product defect claims. See Note 14 for further detail on warranty costs.

Advertising Costs – Advertising costs are treated as period costs and expensed as incurred. During the years ended October 31, 2005, 2004, and 2003, advertising costs expensed amounted to $57.5 million, $40.5 million, and $30.8 million, respectively.

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

HOVNANIAN ENTERPRISES, INC.

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2005, 2.5 million shares have been purchased under this program, of which 0.6 million and 0.1 million were repurchased during the twelve months ended October 31, 2005 and 2004, respectively. In addition, during the twelve months ended October 31, 2003, we retired at no cost 1.5 million shares that were held by a seller of a previous acquisition.

Preferred Stock – On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and will be paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq National Market under the symbol "HOVNP". The net proceeds from the offering of $135 million, reflected in Paid in Capital in the Condensed Consolidated Balance Sheet were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. On October 17, 2005, we paid $2.8 million as dividends on the Series A Preferred Stock.

Depreciation – Property, plant and equipment are depreciated using the straight-line method over the estimated useful life of the assets ranging from three to forty years.

Prepaid Expenses – Prepaid expenses which relate to specific housing communities (model setup, architectural fees, homeowner warranty program fees, etc.) are amortized to costs of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

Stock Options – SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value based method of accounting for stock-based compensation plans, including stock options and non-vesting stock. Registrants may elect to continue accounting for stock option plans under APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), but are required to provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant (see Note 13). However, for non-vested stock, compensation expense equal to the market price of the stock on the grant date is recognized ratably over the vesting period.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements.

For purposes of pro forma disclosures, the estimated fair value of the options using Black-Scholes is amortized to expense over the options' vesting period. Our pro forma information follows:

	Year Ended
(In Thousands Except Per Share Data)	October 31, 2005	October 31, 2004	October 31, 2003
Net income available to common stockholders; as reported	$469,089	$348,681	$257,380
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	6,267	4,477	2,075
Pro forma net income	$462,822	$344,204	$255,305
Pro forma basic earnings per share	$7.41	$5.56	$4.12
Basic earnings per share as reported	$7.51	$5.63	$4.16
Pro forma diluted earnings per share	$7.06	$5.28	$3.90
Diluted earnings per share as reported	$7.16	$5.35	$3.93

Pro forma information regarding net income and earnings per share is calculated as if we had accounted for our stock-based compensation under the fair value method of SFAS No. 123. The fair value for those options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004, and 2003: risk-free interest rate of 4.2%, 4.2%, and 4.3%, respectively; dividend yield of zero; volatility

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004, and 2003

factor of the expected market price of our common stock of 0.44, 0.48, and 0.43, respectively; and a weighted-average expected life of the option of 5.0, 5.0, and 5.1 years, respectively.

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

SFAS 123R applies to all awards granted after the required effective date (the beginning of the first annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in our fiscal first quarter of 2006, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than as pro forma disclosure in the notes to the financial statements. We expect the impact of the adoption of SFAS 123R to be a reduction of fiscal 2006 net income of approximately $7.0 million assuming modified prospective application.

Per Share Calculations – Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock shares and non-vested common stock of approximately 3.1 million, 3.2 million, and 3.6 million for the years ended October 31, 2005, 2004, and 2003, respectively.

Computer Software Development – We capitalize certain costs incurred in connection with developing or obtaining software for internal use. Once the software is substantially complete and ready for its intended use, the capitalized costs are amortized over the systems estimated useful life.

Accounting for Derivative Instruments and Hedging Activities – In April 2003, the Financial Accounting Standards Board issued (SFAS) No. 149, "Amendment of Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability because that financial instrument embodies an obligation of the issuer. For the Company, SFAS 150 was effective the beginning of the first interim period beginning after June 15, 2003. The Company currently controls several finite life partnerships which are included in the consolidated accounts of the Company. The application of SFAS 150 as it relates to finite life entities has been deferred indefinitely and therefore the Company has not applied SFAS 150 to the minority interest of these partnerships. Based on the estimated value of the assets owned by the partnerships at October 31, 2005, the Company estimates that the minority interest in these partnerships would be entitled to receive approximately its current

HOVNANIAN ENTERPRISES, INC.

carrying value upon the dissolution of the partnership. The adoption of SFAS 150 did not have a material effect on our financial position or results of operations.

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

Recent Accounting Pronouncements – In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment". SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB No. 107 and will be incorporating it as part of our adoption of SFAS No. 123R.

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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This statement, which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force ("EITF") released Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on the Company's results of operations or financial position.

Reclassifications – Certain amounts in the 2004 and 2003 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004, and 2003

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

Years Ending October 31,	(In Thousands)
2006	$14,038
2007	12,955
2008	9,556
2009	6,827
2010	3,161
After 2010	3,866
$50,403

4. Property

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day to day business and are recorded at cost less accumulated depreciation. Homebuilding accumulated depreciation related to these assets at October 31, 2005 and October 31, 2004 amounted to $30.5 million and $27.8 million, respectively.

5. Deposits

We hold escrow cash, included in cash and cash equivalents on the Consolidated Balance Sheets, amounting to $18.2 million and $17.1 million at October 31, 2005 and October 31, 2004, respectively, which primarily represents customers' deposits which are restricted from use by us.

We are able to release the majority of this escrow cash by pledging letters of credit and surety bonds. Escrow cash accounts are substantially invested in short-term certificates of deposit, time deposits, or money market accounts.

6. Mortgage Loans Held for Sale

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. At October 31, 2005 and 2004, respectively, $211.2 million and $209.2 million of such mortgages were pledged against our mortgage warehouse line (see Note 7). We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 2005 or 2004.

7. Mortgages and Notes Payable

The construction loans for our new Corporate Headquarters are secured by the real property and any improvements. The carrying value of these assets are $43.1 million at October 31, 2005. These loans have installment obligations with annual principal maturities in the following years ending October 31, of approximately $0.7 million in 2006, 2007, and 2008, $0.8 million in 2009, $0.9 million in 2010, and $20.5 million after 2010. The interest rate on these obligations are 5.67% and 8.82% at October 31, 2005.

Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of banks provides a revolving credit line and letter of credit line of $1.2 billion through July 2009. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.3 billion subject to the availability of additional commitments. Interest is payable monthly at various rates based on a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement, plus, at the Company's option, either (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three, or

HOVNANIAN ENTERPRISES, INC.

six month interest period as selected by us. In addition, we pay a fee ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit line, depending on our Consolidated Leverage Ratio and the average percentage unused portion of the revolving credit line. We and each of our significant subsidiaries, except for various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement. As of October 31, 2005 and October 31, 2004, the outstanding balances under the Agreement were zero and $115.0 million, respectively. At October 31, 2005, we had issued $330.8 million letters of credit which reduces cash available under the Agreement.

Average interest rates and average balances outstanding under the Agreement are as follows:

	Year Ended
(Dollars in Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Average monthly outstanding borrowings	$96,796	$114,846	$2,485
Average interest rate during period	5.8%	4.3%	4.5%
Average interest rate at end of period(1)	5.5%	3.6%	2.8%
Maximum outstanding at any month end	$143,500	$335,650	$29,800

(1)  Average interest rate at the end of the period excludes any charges on unused loan balances.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing, provides up to $250 million through April 2006. Interest is payable monthly at the Eurodollar Rate plus 1.25%. The loan is repaid when the underlying mortgage loans are sold to permanent investors by us. We also have a $100 million commercial paper facility. The facility expires in September 2006 and interest of LIBOR plus .65% is payable monthly. As of October 31, 2005 and October 31, 2004, borrowings under both agreements were $198.9 million and $188.4 million, respectively.

8. Senior and Senior Subordinated Notes

Senior Notes and Senior Subordinated Notes balances as of October 31, 2005 and 2004 were as follows:

	Year Ended
(In Thousands)	October 31, 2005	October 31, 2004
Senior Notes:
10 1/2% Senior Notes due October 1, 2007 (net of discount)	$138,992	$138,428
8% Senior Notes due April 1, 2012 (net of discount)	99,379	99,309
6 1/2% Senior Notes due January 15, 2014	215,000	215,000
6 3/8% Senior Notes due December 15, 2014	150,000	150,000
6 1/4% Senior Notes due January 15, 2015	200,000	–
6 1/4% Senior Notes due January 15, 2016 (net of discount)	295,368	–
Total Senior Notes	$1,098,739	$602,737
Senior Subordinated Notes:
8 7/8% Senior Subordinated Notes due April 1, 2012	$150,000	$150,000
7 3/4% Senior Subordinated Notes due May 15, 2013	150,000	150,000
6% Senior Subordinated Notes due January 15, 2010	100,000	–
Total Senior Subordinated Notes	$400,000	$300,000

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

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004, and 2003

Interest is payable semi-annually. The notes are redeemable in whole or in part, at any time, at our option at 100% of their principal amount upon payment of a make-whole price.

On March 26, 2002, we issued $100 million 8% Senior Notes due 2012 and $150 million 8 7/8% Senior Subordinated Notes due 2012. The 8% Senior Notes were issued at a discount to yield 8.125% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. Interest on both notes is paid semi-annually. The notes are redeemable in whole or in part, at any time on or after April 1, 2007, at our option at redemption prices expressed as percentages of principal amount that decline to 100% on April 1, 2010. The proceeds were used to redeem the remainder of 9 3/4% Subordinated Notes due June 1, 2005, repay a portion of our Term Loan Facility, repay the current outstanding indebtedness under our Revolving Credit Agreement, and the remainder for general corporate purposes.

On May 9, 2003, we issued $150 million 7 3/4% Senior Subordinated Notes due 2013. The notes are redeemable in whole or in part, at any time on or after May 15, 2008, at redemption prices expressed as percentages of principal amount that decline to 100% on May 15, 2011. The net proceeds of the note offering were used to repay the indebtedness then outstanding under the Revolving Credit Agreement and the remainder for general corporate purposes.

On November 3, 2003, we issued $215 million 6 1/2% Senior Notes due 2014. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used for general corporate purposes.

On March 18, 2004, we issued $150 million 6 3/8% Senior Notes due 2014. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used to redeem all of our $150 million outstanding 9 1/8% Senior Notes due 2009, which occurred on May 3, 2004 and for general corporate purposes. Also on March 18, 2004, we paid off our $115 million Term Loan with available cash. The redemption of the Senior Notes and the payoff of the Term Loan resulted in expenses due to the early extinguishment of debt of $8.7 million and $0.9 million in 2004, respectively, before taxes, which have been reported as "Expenses Related to Extinguishment of Debt" on our Consolidated Statements of Income.

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

On August 8, 2005, we issued $300 million 6 1/4% Senior Notes due 2016. The 6 1/4% Senior Notes were issued at a discount to yield 6.46% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay the outstanding balance under our Revolving Credit Facility as of August 8, 2005, and for general corporate purposes, including acquisitions.

The indentures relating to the Senior and Subordinated Notes and the Revolving Credit Agreement contain a Company guarantee (see Note 21) and restrictions on the payment of cash dividends. Under the most restrictive of these provisions, at October 31, 2005, $564.9 million of retained earnings were free of such restrictions.

At October 31, 2005, we had total issued and outstanding $1,505.2 million ($1,498.7 million, net of discount) Senior and Senior Subordinated Notes. These notes have annual principal maturities in the following years ending October 31, of $140.2 million in 2007, $100.0 million in 2010, and $1,265.0 million after 2011.

9. Retirement Plan

In December 1982, we established a defined contribution savings and investment retirement plan. Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions. Plan costs charged to operations amount to $11.3 million, $9.2 million, and $7.5 million for the years ended October 31, 2005, 2004, and 2003, respectively. The year over year increases are the result of an increased number of participants from Company growth and increased profit sharing contributions resulting from higher Company returns on equity.

HOVNANIAN ENTERPRISES, INC.

10. Income Taxes

Income Taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended
(In Thousands)	October 31, 2005	October 31, 2004
State income taxes:
Current	$25,291	$13,420
Deferred	(10,600)	(11,077)
Federal income taxes:
Current	38,347	88,775
Deferred	(62,941)	(42,119)
Total	$(9,903)	$48,999

The provision for income taxes is composed of the following charges (benefits):

	Year Ended
(In Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Current income tax expense:
Federal	$284,754	$200,857	$130,536
State(1)	44,329	23,625	19,379
	329,083	224,482	149,915
Deferred income tax (benefit) expense:
Federal	(20,822)	(21,361)	6,144
State	477	(2,030)	(1,921)
	(20,345)	(23,391)	4,223
Total	$308,738	$201,091	$154,138

(1)  The current state income tax expense is net of the use of state loss carryforwards amounting to $64.8 million, $32.0 million, and $13.5 million for the years ended October 31, 2005, 2004, and 2003, respectively.

The deferred tax liabilities or assets have been recognized in the Consolidated Balance Sheets due to temporary differences as follows:

	Year Ended
(In Thousands)	October 31, 2005	October 31, 2004
Deferred tax assets:
Association subsidy reserves	$898	$570
Inventory impairment loss	592	1,236
Uniform capitalization of overhead	21,584	14,683
Warranty, general liability and worker's compensation reserves	8,406	8,874
Deferred income	6,422	6,615
Acquisition intangibles	27,919	17,008
Restricted stock bonus	8,737	7,122
Provision for losses and reserves	29,823	22,829
State net operating loss carryforwards	23,154	37,438
Other	11,041	10,131
Total	138,576	126,506
Valuation allowance	(23,154)	(37,438)
Total deferred tax assets	115,422	89,068
Deferred tax liabilities:
Research and experimentation costs	22,004	23,745
Rebates and discounts	11,496	1,897
Accelerated depreciation	3,823	3,620
Acquisition intangibles	3,640	5,550
Other	918	1,060
Total deferred tax liabilities	41,881	35,872
Net deferred tax assets	$73,541	$53,196

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004, and 2003

The effective tax rates varied from the expected rate. The sources of these differences were as follows:

	Year Ended
	October 31, 2005	October 31, 2004	October 31, 2003
Computed "expected" tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	3.9	2.4	2.7
Permanent differences	0.2	(0.4)	–
Low income housing tax credit	(0.1)	(0.2)	(0.3)
Other	0.6	(0.2)	0.1
Effective tax rate	39.6%	36.6%	37.5%

We have state net operating loss carryforwards of $272.1 million due to expire between the years October 31, 2006 and October 31, 2025.

The company is currently under audit by the Internal Revenue Service for the year ended October 31, 2002.

11. Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. During the year ended October 31, 2005, we recorded less than $0.1 million of impairment losses related to communities under development.

As of October 31, 2004, inventory with a carrying amount of $3.5 million was written down $1.2 million in our Northeast Region, inventory with a carrying amount of $0.2 million was written down $0.1 million in our Southeast Region, and inventory with a carrying amount of $1.2 million was written down $0.3 million in our Southwest Region. The write-down in the Northeast Region was attributed to a section of a community that was built in accordance with a low income housing clause. In preparation for selling this property, an outside appraisal was prepared resulting in a reduction in inventory carrying amount to fair value. The write-down in our Southeast Region and Southwest Region was attributed to property that was acquired as part of our acquisition in these Regions. A decision was made to liquidate these two properties resulting in lower sales prices.

As of October 31, 2003, inventory with a carrying amount of $3.1 million was written down by $0.7 million in our Southeast Region. This property was acquired as part of one of our acquisitions. In 2003, a decision was made to liquidate this property resulting in lower sales prices.

The total aggregate impairment losses, which are presented in the Consolidated Statements of Income and deducted from inventory held for future development or sale were less than $0.1 million, $1.6 million, and $0.7 million for the years ended October 31, 2005, 2004, and 2003, respectively.

The Consolidated Statements of Income line entitled "Homebuilding – Inventory impairment loss" also includes write-offs of options, and approval, engineering, and capitalized interest costs that we record when we redesign communities, abandon certain engineering costs, and we do not exercise options in various locations because the communities pro forma profitability does not produce adequate returns on investment commensurate with the risk. During the years ended October 31, 2005, 2004, and 2003 write-offs amounted to $5.3 million, $5.4 million, and $4.5 million, respectively. Those communities were located in all of our Regions.

12. Transactions with Related Parties

We provided property management services to various limited partnerships including one partnership in which Mr. A. Hovnanian, our Chief Executive Officer, President and a Director, is a general partner, and members of his family and certain officers and directors are limited partners. We no longer provide such services. At October 31, 2005 and 2004, no amounts were due us by these partnerships. During the years ended October 31, 2005, 2004, and 2003 we received zero, $37,000, and $62,000, respectively, from these partnerships.

During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $33.4 million from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer. As of October 31, 2005, we have an option deposit of $3.0 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $22.2 million in accordance with FIN 46 under

HOVNANIAN ENTERPRISES, INC.

"Consolidated Inventory Not Owned" in the Consolidated Balance Sheets (see Note 17). Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer, totaling $26.9 million. As of October 31, 2005 and 2004, land aggregating $26.5 million and $22.1 million, respectively, has been purchased. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land in Maryland for approximately $3.0 million from a group that consists of relatives of Geaton Decesaris, Jr., a member of our Board of Directors. We had posted a deposit of $100,000 and purchased the property when final approvals were in place. The property was purchased in November 2001 and there are 26 of an original 147 lots remaining in inventory as of October 31, 2005. Geaton Decesaris, Jr. has no financial interest in the relative's ownership and sale of land to the Company.

13. Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Certain Southeast Region associates were granted and held options to purchase the stock from the acquired company prior to the January 23, 2001 acquisition. These options vest in three installments: 25% on the first and second anniversary, and 50% on the third anniversary of the date of the grant. In connection with the acquisition the options were exchanged for options to purchase the Company's Class A Common Stock. All options expire ten years after the date of the grant. During the year ended October 31, 2005, each of the five outside directors of the Company was granted options to purchase between 7,500 and 13,500 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key employees, except the outside directors' options vest evenly over three years. Stock option transactions are summarized as follows:

	October 31, 2005	Weighted Average Fair Value(1) And Exercise Price	October 31, 2004	Weighted Average Fair Value(1) And Exercise Price	October 31, 2003	Weighted Average Fair Value(1) And Exercise Price
Options outstanding at beginning of period	5,774,541	$13.98	4,913,582	$7.33	4,954,324	$4.84
Granted	759,251	$53.76	1,215,625	$39.73	991,000	$16.53
Exercised	927,938	$3.20	334,166	$4.26	1,027,992	$4.76
Forfeited	127,000	$11.07	20,500	$9.47	3,750	$3.75
Options outstanding at end of period	5,478,854	$21.74	5,774,541	$13.98	4,913,582	$7.33
Options exercisable at end of period	1,501,477		1,758,165		1,645,998
Price range of options outstanding	$1.33-$71.16		$1.33-$44.13		$1.33-$31.50
Weighted-average remaining contractual life	6.6 years		6.5 years		6.4 years

(1)  Fair value of options at grant date approximate exercise price.

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004, and 2003

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Price
$1.33-$10.00	2,340,478	$4.61
$10.01-$20.00	1,115,000	$15.84
$20.01-$30.00	6,000	$25.31
$30.01-$40.00	598,125	$34.47
$40.01-$50.00	1,035,000	$43.04
$50.01-$60.00	374,251	$56.01
$60.01-$70.00	5,000	$60.36
$70.01-$71.16	5,000	$71.16
	5,478,854	$21.06

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Price
$1.33-$10.00	1,346,977	$4.08
$10.01-$20.00	104,500	$15.57
$20.01-$30.00	–	–
$30.01-$40.00	50,000	$38.13
	1,501,477	$6.02

For certain associates, a portion of their bonus is paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or over 58 years of age vest immediately. During the years ended October 31, 2005 and 2004, we issued 240,940 and 209,975 shares under the plan. During the years ended October 31, 2005 and 2004, 36,046 and 23,122 shares were forfeited under this plan, respectively. For the years ended October 31, 2005, 2004, and 2003, approximately 481,734, 436,435, and 411,273 rights were awarded in lieu of $22.3 million, $15.8 million, and $9.8 million of bonus payments, respectively. The deferred portion of these rights are recorded as deferred compensation in stockholders' equity. For the years ended

October 31, 2005, 2004 and 2003, total compensation cost recognized in the income statement for stock based compensation awards was $12.7 million, $7.8 million and $9.8 million, respectively.

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

We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs at the time each home is closed and title and possession have been transferred to the homebuyer as part of cost of sales. In addition, we accrue for warranty costs under our $5 million per occurrence general liability insurance deductible and for our recently introduced owner controlled insurance program that we offer to certain subcontractors as part of selling, general and administrative costs and cost of sales, respectively. Warranty accruals are based upon historical experience. Charges in the warranty accrual and general liability accrual for the years ended October 31, 2005 and 2004 are as follows:

	Year Ended
(In Thousands)	October 31, 2005	October 31, 2004
Balance, beginning of year	$64,922	$39,532
Company acquisitions during year	1,406	–
Additions during year	47,170	43,835
Charges incurred during year	(26,792)	(18,445)
Balance, end of year	$86,706	$64,922

HOVNANIAN ENTERPRISES, INC.

15. Commitments and Contingent Liabilities

We are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing; and we are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations. In addition, in March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency ("EPA") requesting information about storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We have provided the information requested. In November 2005, the EPA requested additional information on some of the same projects. We continue to provide such information. To the extent that the information provided were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we will defend and attempt to resolve such asserted violations.

Our sales and customer financing processes are subject to the jurisdiction of the U.S. Department of Housing and Urban Development ("HUD"). In connection with the Real Estate Settlement Procedures Act, HUD has recently inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD's inquiries.

At this time, we cannot predict the outcome of the EPA's or HUD's reviews or estimate the costs that may be involved in resolving such matters.

In November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations of certain storm water discharge rules and assessing an administrative civil liability of $0.2 million and $0.3 million. We do not consider these assessments to be material and are considering our response to the notices.

16. Performance Letters of Credit

As of October 31, 2005 and 2004, we are obligated under various performance letters of credit amounting to $330.8 million and $180.6 million, respectively. (See Note 5)

17. Variable Interest Entities

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

Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii)(b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee, we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet. The fair value of the VIE's inventory will be reported as "Consolidated Inventory Not Owned – Variable Interest Entities".

Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004, and 2003

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

At October 31, 2005, all VIE's we were required to consolidate were as a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these 27 VIE's totaling $21.3 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE's was $242.8 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At October 31, 2005, the balance reported in minority interest from inventory not owned was $180.2 million. Creditors of these VIE's have no recourse against our Company.

We will continue to secure land and lots using options. Including the deposits with the 27 VIE's above, at October 31, 2005, we have total cash and letters of credit deposits amounting to approximately $359.9 million to purchase land and lots with a total purchase price of $5.0 billion. Not all our deposits are with VIE's. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

18. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture's members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	October 31, 2005
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$46,200	$5,012	$51,212
Inventories	694,408	197,909	892,317
Other assets	166,974	295	167,269
Total assets	$907,582	$203,216	$1,110,798
Liabilities and Equity:
Accounts payable and accrued liabilities	$228,264	$21,523	$249,787
Notes payable	316,532	59,131	375,663
Equity of:
Hovnanian Enterprises, Inc.	75,470	85,840	161,310
Others	287,316	36,722	324,038
Total Equity	362,786	122,562	485,348
Total liabilities and equity	$907,582	$203,216	$1,110,798
Debt to Capitalization Ratio	47%	33%	44%

HOVNANIAN ENTERPRISES, INC.

	October 31, 2004
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$27,944	$2,575	$30,519
Inventories	79,561	96,748	176,309
Other assets	5,199	278	5,477
Total assets	$112,704	$99,601	$212,305
Liabilities and Equity:
Accounts payable and accrued liabilities	$22,340	$5,599	$27,939
Notes payable	41,063	41,679	82,742
Equity of:
Hovnanian Enterprises, Inc.	9,501	31,686	41,187
Others	39,800	20,637	60,437
Total Equity	49,301	52,323	101,624
Total liabilities and equity	$112,704	$99,601	$212,305
Debt to Capitalization Ratio	45%	44%	45%

As of October 31, 2005 and 2004, we had advances outstanding of approximately $23.7 and $1.6 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. On our Hovnanian Enterprises, Inc. Consolidated Balance Sheet our Investments in and advances to unconsolidated joint ventures amounted to $187.2 million and $40.8 million at October 31, 2005 and 2004, respectively. The minor difference between the Hovnanian equity balance plus Advances to unconsolidated joint ventures balance disclosed here compared to the Hovnanian Enterprises, Inc. Consolidated Balance Sheet is due to a different inside basis versus outside basis in certain joint ventures.

	Year Ended October 31, 2005
(In Thousands)	Homebuilding	Land Development	Total
Revenues	$533,104	$34,527	$567,631
Cost of sales and expenses	(464,223)	(33,950)	(498,173)
Joint venture net income	$68,881	$577	$69,458
Our share of net earnings/(losses)	$35,739	$(700)	$35,039
	Year Ended October 31, 2004
(In Thousands)	Homebuilding	Land Development	Total
Revenues	$37,573	$12,872	$50,445
Cost of sales and expenses	(30,834)	(10,525)	(41,359)
Joint venture net income	$6,739	$2,347	$9,086
Our share of net earnings	$4,283	$508	$4,791
	Year Ended October 31, 2003
(In Thousands)	Homebuilding	Land Development	Total
Revenues	$9,608	$4,038	$13,646
Cost of sales and expenses	(10,010)	(4,063)	(14,073)
Joint venture net loss	$(402)	$(25)	$(427)
Our share of net losses	$(87)	–	$(87)

Income (loss) from unconsolidated joint ventures is reflected as a separate line in the accompanying Consolidated Financial Statements and reflects our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent. In determining whether or not we must consolidate joint ventures, where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us or the manager of the joint venture.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture's total assets, and such financing is obtained on a non-recourse basis, with

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004, and 2003

guarantees from us limited only to performance and completion of development and environmental indemnification. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities. (See Note 17)

19. Acquisitions

On March 1, 2005, we acquired for cash the assets of Cambridge Homes, a privately held Orlando homebuilder and provider of related financial services, headquartered in Altamonte Springs, Florida. Cambridge Homes also provides mortgage financing, as well as title and settlement services to its homebuyers. It is our policy to obtain appraisals of acquisition intangibles (See Note 2). In connection with the acquisition, based on an appraisal of acquisition intangibles, we have definite life intangible assets equal to the excess of purchase price over the fair value of the net assets of $22 million. We are amortizing the various definite life intangibles over their estimated lives.

On March 2, 2005, we acquired the operations of Town & Country Homes, a privately held homebuilder and land developer headquartered in Lombard, Illinois, which occurred concurrently with our entering into a joint venture agreement with affiliates of Blackstone Real Estate Advisors in New York to own and develop Town & Country's existing residential communities. The joint venture is being accounted for under the equity method. Town & Country Homes operations beyond the existing owned and optioned communities, as of the acquisition date, are wholly-owned and included in our consolidated financial statements.

On August 8, 2005, we acquired substantially all of the assets of First Home Builders of Florida, a privately held homebuilder and provider of related financial services headquartered in Cape Coral, Florida.

On August 3, 2005, we acquired substantially all of the homebuilding assets of Oster Homes, a privately held Ohio homebuilder, headquartered in Lorain, Ohio.

In connection with the First Home Builders of Florida and Oster Homes acquisitions, we have definite life intangible assets equal to the excess purchase price over the fair value of $148 million in the aggregate. We are awaiting the appraisal from these acquisitions. Until the appraisals are received, we estimated the intangible value for amortization calculations. We expect to have final appraisals by the third quarter ended July 31, 2006. We expect to amortize the definite life intangibles over their estimated lives.

On November 6, 2003, we acquired a Tampa, Florida homebuilder for cash and 489,236 shares of our Class A Common Stock. In connection with the acquisition, based on an appraisal of acquisition intangibles we have definite life intangible assets equal to the excess purchase price over the fair value of the net assets of $33 million. We are amortizing the various definite life intangibles over their estimated lives. This acquisition provides for other payments to be made, generally dependent upon achievement of certain future operating and return objectives.

On November 1, 2002, and December 31, 2002, we acquired two Houston homebuilding companies. On April 9, 2003, we acquired a build-on-your-own-lot homebuilder in Ohio, and on August 8, 2003, we acquired a homebuilder in Phoenix, Arizona. In connection with the December 31, 2002 and April 9, 2003 acquisitions, we have definite life intangible assets equal to the excess purchase price over the fair value of the net assets of $65.4 million. We have received the appraisals for each of these acquisitions and we are amortizing our definite life intangibles over a period of three to seven years.

All above acquisitions were accounted for as a purchase with results of operations of these entities included in our Consolidated Financial Statements as of the date of acquisition. Also, all the above noted acquisitions provide for other payments to be made, generally dependent upon achievement of certain future operating and return objectives. These additional payments, if any, will be recorded as either additional purchase price and allocated to the required definite life intangible assets or compensation expense.

HOVNANIAN ENTERPRISES, INC.

20. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2005 and 2004 is as follows:

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2005	July 31, 2005	April 30, 2005	January 31, 2005
Revenues	$1,771,661	$1,312,726	$1,209,469	$1,054,561
Expenses	1,504,957	1,131,742	1,042,082	924,090
Income from unconsolidated joint ventures	12,557	13,907	7,140	1,435
Income before income taxes	279,261	194,891	174,527	131,906
State and Federal income tax	111,126	78,797	68,391	50,424
Net Income	168,135	116,094	106,136	81,482
Less: Preferred Stock Dividends	2,758	–	–	–
Net income available to common stockholders	$165,377	$116,094	$106,136	$81,482
Per Share Data:
Basic:
Income per common share	$2.64	$1.85	$1.71	$1.31
Weighted average number of common shares outstanding	62,721	62,754	62,233	62,240
Assuming Dilution:
Income per common share	$2.53	$1.76	$1.62	$1.25
Weighted average number of common shares outstanding	65,474	65,796	65,498	65,419

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004
Revenues	$1,400,589	$1,061,049	$917,108	$775,144
Expenses	1,196,423	923,315	806,651	682,520
Income from unconsolidated joint ventures	738	2,282	1,700	71
Income before income taxes	204,904	140,016	112,157	92,695
State and Federal income tax	71,144	53,278	41,685	34,984
Net Income	$133,760	$86,738	$70,472	$57,711
Per Share Data:
Basic:
Income per common share	$2.16	$1.40	$1.13	$0.92
Weighted average number of common shares outstanding	61,950	62,001	62,608	62,430
Assuming Dilution:
Income per common share	$2.06	$1.33	$1.06	$0.87
Weighted average number of common shares outstanding	65,072	65,115	66,408	66,470

21. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock. One of its wholly-owned subsidiaries, K. Hovnanian Enterprises, Inc., (the "Subsidiary Issuer"), acts as a finance entity that as of October 31, 2005 had issued and outstanding approximately $400 million Senior Subordinated Notes, $1,105 million Senior Notes ($1,099 million, net of discount), and zero drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes, and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004, and 2003

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

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, we have included the accompanying Consolidating Condensed Financial Statements. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

The following consolidating condensed financial information presents the results of operations, financial position and cash flows of (i) the Parent (ii) the Subsidiary Issuer (iii) the Guarantor Subsidiaries (iv) the Non-guarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

HOVNANIAN ENTERPRISES, INC.

Consolidating Condensed Balance Sheet

October 31, 2005

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$1,192	$325,997	$3,931,333	$214,238	$–	$4,472,760
Financial Services	–	–	200	237,092	–	237,292
Income Taxes (Payable) Receivable	(22,704)	–	32,970	(363)	–	9,903
Investments in and amounts due to and from consolidated subsidiaries	1,812,869	1,413,666	(1,617,271)	(189,626)	(1,419,638)	–
Total Assets	$1,791,357	$1,739,663	$2,347,232	$261,341	$(1,419,638)	$4,719,955
Liabilities and Stockholders' Equity:
Homebuilding	$–	$20,431	$996,428	$3,626	$–	$1,020,485
Financial Services	–	–	81	207,236	–	207,317
Notes Payable	–	1,498,739	(3,531)	24,339	–	1,519,547
Minority Interest	–	–	180,170	1,079	–	181,249
Stockholders' Equity	1,791,357	220,493	1,174,084	25,061	(1,419,638)	1,791,357
Total Liabilities and Stockholders' Equity	$1,791,357	$1,739,663	$2,347,232	$261,341	$(1,419,638)	$4,719,955

Consolidating Condensed Balance Sheet

October 31, 2004

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$(99)	$51,441	$2,804,800	$69,676	$–	$2,925,818
Financial Services	–	–	149	230,300	–	230,449
Investments in and amounts due to and from consolidated subsidiaries	1,262,169	1,037,671	(1,319,839)	(41,423)	(938,578)	–
Total Assets	$1,262,070	$1,089,112	$1,485,110	$258,553	$(938,578)	$3,156,267
Liabilities and Stockholders' Equity:
Homebuilding	$–	$149	$526,278	$2,123	$–	$528,550
Financial Services	–	–	(1)	194,498	–	194,497
Notes Payable	–	1,032,259	(28,324)	29,324	–	1,033,259
Income Taxes Payable (Receivable)	69,676	1,961	(23,579)	941	–	48,999
Minority Interest	–	–	155,096	3,472	–	158,568
Stockholders' Equity	1,192,394	54,743	855,640	28,195	(938,578)	1,192,394
Total Liabilities and Stockholders' Equity	$1,262,070	$1,089,112	$1,485,110	$258,553	$(938,578)	$3,156,267

HOVNANIAN ENTERPRISES, INC.

Consolidating Condensed Statement of Income

Twelve Months Ended October 31, 2005

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$–	$237	$5,274,683	$1,126	$–	$5,276,046
Financial Services	–	–	7,113	65,258	–	72,371
Intercompany Charges	–	219,759	218,461	–	(438,220)	–
Equity In Pretax Income of Consolidated Subsidiaries	780,585	–	–	–	(780,585)	–
Total Revenues	780,585	219,996	5,500,257	66,384	(1,218,805)	5,348,417
Expenses:
Homebuilding	–	1,535	4,651,008	2,369	(100,388)	4,554,524
Financial Services	–	–	3,966	44,530	(149)	48,347
Total Expenses	–	1,535	4,654,974	46,899	(100,537)	4,602,871
Income from unconsolidated joint ventures	–	–	35,039	–	–	35,039
Income (Loss) Before Income Taxes	780,585	218,461	880,322	19,485	(1,118,268)	780,585
State and Federal Income Taxes	308,738	76,461	341,039	9,426	(426,926)	308,738
Net Income (Loss)	$471,847	$142,000	$539,283	$10,059	$(691,342)	$471,847

Consolidating Condensed Statement of Income

Twelve Months Ended October 31, 2004

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$–	$4,860	$4,061,682	$27,143	$(83)	$4,093,602
Financial Services	–	–	5,582	54,706	–	60,288
Intercompany Charges	–	106,181	145,052	–	(251,233)	–
Equity In Pretax Income of Consolidated Subsidiaries	549,772	–	–	–	(549,772)	–
Total Revenues	549,772	111,041	4,212,316	81,849	(801,088)	4,153,890
Expenses:
Homebuilding	–	10,999	3,681,371	24,268	(142,511)	3,574,127
Financial Services	–	–	2,734	32,684	(636)	34,782
Total Expenses	–	10,999	3,684,105	56,952	(143,147)	3,608,909
Income from unconsolidated joint ventures	–	–	4,791	–	–	4,791
Income (Loss) Before Income Taxes	549,772	100,042	533,002	24,897	(657,941)	549,772
State and Federal Income Taxes	201,091	34,971	193,672	10,308	(238,951)	201,091
Net Income (Loss)	$348,681	$65,071	$339,330	$14,589	$(418,990)	$348,681

HOVNANIAN ENTERPRISES, INC.

Consolidating Condensed Statement of Income

Twelve Months Ended October 31, 2003

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$–	$620	$3,129,177	$20,843	$19	$3,150,659
Financial Services	–	–	6,707	44,578	–	51,285
Intercompany Charges	–	38,610	90,674	–	(129,284)	–
Equity In Pretax Income of Consolidated Subsidiaries	411,518	–	–	–	(411,518)	–
Total Revenues	411,518	39,230	3,226,558	65,421	(540,783)	3,201,944
Expenses:
Homebuilding	–	2,978	2,869,413	14,998	(125,465)	2,761,924
Financial Services	–	–	2,555	26,344	(484)	28,415
Total Expenses	–	2,978	2,871,968	41,342	(125,949)	2,790,339
Loss from unconsolidated joint ventures	–	–	(87)	–	–	(87)
Income (Loss) Before Income Taxes	411,518	36,252	354,503	24,079	(414,834)	411,518
State and Federal Income Taxes	154,138	12,688	133,929	8,682	(155,299)	154,138
Net Income (Loss)	$257,380	$23,564	$220,574	$15,397	$(259,535)	$257,380

Consolidating Condensed Statement of Cash Flows

Twelve Months Ended October 31, 2005

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net Income	$471,847	$142,000	$539,283	$10,059	$(691,342)	$471,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(38,330)	22,935	(1,019,406)	(152,330)	691,342	(495,789)
Net Cash Provided By (Used In) Operating Activities	433,517	164,935	(480,123)	(142,271)	–	(23,942)
Net Cash (Used In) Investing Activities	–	–	(405,208)	(42,938)	–	(448,146)
Net Cash Provided By (Used In) Financing Activities	117,184	480,287	(8,437)	34,529	–	623,563
Intercompany Investing and Financing Activities – Net	(550,700)	(375,995)	778,492	148,203	–	–
Net Increase (Decrease) In Cash	1	269,227	(115,276)	(2,477)	–	151,475
Cash and Cash Equivalents Balance, Beginning of Period	15	29,369	35,441	13,199	–	78,024
Cash and Cash Equivalents Balance, End of Period	$16	$298,596	$(79,835)	$10,722	$–	$229,499

HOVNANIAN ENTERPRISES, INC.

Consolidating Condensed Statement of Cash Flows

Twelve Months Ended October 31, 2004

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net Income	$348,681	$65,071	$339,330	$14,589	$(418,990)	$348,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities	156,763	(39,848)	(1,050,986)	(13,913)	418,990	(528,994)
Net Cash Provided By (Used In) Operating Activities	504,444	25,223	(711,656)	676	–	(180,313)
Net Cash (Used In) Investing Activities	(36,288)	–	(84,167)	(319)	–	(120,774)
Net Cash Provided By (Used In) Financing Activities	(8,265)	215,000	22,631	21,524	–	250,890
Intercompany Investing and Financing Activities – Net	(460,891)	(346,700)	823,005	(15,414)	–	–
Net Increase (Decrease) In Cash	–	(106,477)	49,813	6,467	–	(50,197)
Cash and Cash Equivalents Balance, Beginning of Period	15	135,846	(14,372)	6,732	–	128,221
Cash and Cash Equivalents Balance, End of Period	$15	$29,369	$35,441	$13,199	$–	$78,024

Consolidating Condensed Statement of Cash Flows

Twelve Months Ended October 31, 2003

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net Income	$257,380	$23,564	$220,574	$15,397	$(259,535)	$257,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(15,414)	12,029	(577,511)	(118,625)	259,535	(439,986)
Net Cash Provided By (Used In) Operating Activities	241,966	35,593	(356,937)	(103,228)	–	(182,606)
Net Cash (Used In) Investing Activities	(10,821)	–	(186,603)	(331)	–	(197,755)
Net Cash Provided By (Used In) Financing Activities	(22,355)	140,250	40,374	80,323	–	238,592
Intercompany Investing and Financing Activities – Net	(208,785)	(258,841)	445,105	22,521	–	–
Net Increase (Decrease) In Cash	5	(82,998)	(58,061)	(715)	–	(141,769)
Cash and Cash Equivalents Balance, Beginning of Period	10	218,844	43,689	7,447	–	269,990
Cash and Cash Equivalents Balance, End of Period	$15	$135,846	$(14,372)	$6,732	$–	$128,221