Form 10-Q
period 2006-01-31
HOVNANIAN ENTERPRISES INC
filed 2006-03-10
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q


(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For quarterly period ended JANUARY 31, 2006 or

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

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer [ X ]  Accelerated Filer  [   ]
Non-Accelerated Filer  {   }

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,043,772 shares of Class A Common Stock and 14,672,000 shares of Class B Common Stock were outstanding as of March 2, 2006.


                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10-Q

                                     INDEX

                                                               PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Condensed Consolidated Balance Sheets as of January 31,
                2006 (unaudited) and October 31, 2005                 3

              Condensed Consolidated Statements of Income for the
                three months ended January 31, 2006 and
                2005 (unaudited)                                      5

              Condensed Consolidated Statement of Stockholders'
                Equity for the three months ended
                January 31, 2006 (unaudited)                          6

              Condensed Consolidated Statements of Cash Flows for
                the three months ended January 31, 2006
                and 2005 (unaudited)                                  7

              Notes to Condensed Consolidated Financial
                Statements (unaudited)                                8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                        26

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                    46

     Item 4.  Controls and Procedures                                47

PART II.  Other Information
     Item 1.  Legal Proceedings                                      48

     Item 2.  Unregistered Sales of Equity Securities and
                Use of Proceeds                                      50

     Item 6.  Exhibits                                               51

Signatures                                                           54



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                January 31,     October 31,
          ASSETS                                    2006          2005
                                                -----------    -----------
                                                (unaudited)
Homebuilding:
  Cash and cash equivalents.................... $    44,521    $   218,830
                                                -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development..............................   2,831,845      2,459,431
                                                -----------    -----------
    Land and land options held for future
      development or sale......................     663,665        595,806
                                                -----------    -----------
    Consolidated Inventory Not Owned:
      Specific performance options.............       8,550          9,289
      Variable interest entities...............     241,988        242,825
      Other options............................     140,375        129,269
                                                -----------    -----------
       Total Consolidated Inventory Not Owned..     390,913        381,383
                                                -----------    -----------
      Total Inventories........................   3,886,423      3,436,620
                                                -----------    -----------
  Investments in and advances to unconsolidated
    joint ventures.............................     196,276        187,205
                                                -----------    -----------

  Receivables, deposits, and notes ............      84,327        125,388
                                                -----------    -----------

  Property, plant, and equipment - net.........     102,920         96,891
                                                -----------    -----------

  Prepaid expenses and other assets............     152,322        125,662
                                                -----------    -----------

  Goodwill.....................................      32,658         32,658
                                                -----------    -----------

  Definite life intangibles....................     211,894        249,506
                                                -----------    -----------
      Total Homebuilding.......................   4,711,341      4,472,760
                                                -----------    -----------

Financial Services:
  Cash and cash equivalents....................      12,424         10,669
  Mortgage loans held for sale.................     152,396        211,248
  Other assets.................................       3,988         15,375
                                                -----------    -----------
      Total Financial Services.................     168,808        237,292
                                                -----------    -----------
Income Taxes Receivable - Including Deferred
  Tax Benefits.................................      28,630          9,903
                                                -----------    -----------
Total Assets................................... $ 4,908,779    $ 4,719,955
                                                ===========    ===========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                    January 31,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2006        2005
                                                    -----------  -----------
                                                          (unaudited)
Homebuilding:
  Nonrecourse land mortgages....................... $    37,685  $    48,673
  Accounts payable and other liabilities...........     482,503      510,529
  Customers' deposits..............................     249,743      259,930
  Nonrecourse mortgages secured by operating
    properties.....................................      24,179       24,339
  Liabilities from inventory not owned.............     180,819      177,014
                                                    -----------  -----------
      Total Homebuilding...........................     974,929    1,020,485
                                                    -----------  -----------
Financial Services:
  Accounts payable and other liabilities...........       6,345        8,461
  Mortgage warehouse line of credit................     137,749      198,856
                                                    -----------  -----------
      Total Financial Services.....................     144,094      207,317
                                                    -----------  -----------
Notes Payable:
  Revolving credit agreement.......................     226,250
  Senior notes.....................................   1,098,990    1,098,739
  Senior subordinated notes........................     400,000      400,000
  Accrued interest.................................      13,460       20,808
                                                    -----------  -----------
      Total Notes Payable..........................   1,738,700    1,519,547
                                                    -----------  -----------

Total Liabilities..................................   2,857,723    2,747,349
                                                    -----------  -----------

Minority interest from inventory not owned.........     175,009      180,170
                                                    -----------  -----------

Minority interest from consolidated joint ventures.       1,243        1,079
                                                    -----------  -----------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; issued 5,600 shares at January 31,
    2006 and at October 31, 2005 with a
    liquidation preference of $140,000.
  Common Stock,Class A,$.01 par value-authorized
    200,000,000 shares; issued 58,290,396 shares at
    January 31, 2006 and 57,976,455 shares at
    October 31, 2005 (including 11,145,656 shares
    at January 31, 2006 and 10,995,656 shares at
    October 31, 2005 held in Treasury)..............        583          580
  Common Stock,Class B,$.01 par value (convertible
    to Class A at time of sale) authorized
    30,000,000 shares; issued 15,365,053 shares at
    January 31, 2006 and 15,370,250 shares at
    October 31, 2005  (including 691,748 shares at
    January 31, 2006 and October 31, 2005 held in
    Treasury).......................................        154          154
  Paid in Capital...................................    378,475      371,390
  Retained Earnings.................................  1,604,379    1,522,952
  Deferred Compensation.............................    (17,415)     (19,648)
  Treasury Stock - at cost..........................    (91,372)     (84,071)
                                                    -----------  -----------
      Total Stockholders' Equity....................  1,874,804    1,791,357
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity..........$ 4,908,779  $ 4,719,955
                                                    ===========  ===========

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                          Three Months Ended
                                              January 31,
                                        -----------------------
                                            2006       2005
                                        -----------  ----------
Revenues:
  Homebuilding:
    Sale of homes...................... $ 1,246,197  $1,015,969
    Land sales and other revenues......      12,533      24,399
                                        -----------  ----------
      Total Homebuilding...............   1,258,730   1,040,368
  Financial Services...................      19,262      14,193
                                        -----------  ----------
      Total Revenues...................   1,277,992   1,054,561
                                        -----------  ----------
Expenses:
  Homebuilding:
    Cost of sales, excluding interest..     934,687     771,256
    Cost of sales interest.............      16,569      17,767
                                        -----------  ----------
      Total Cost of Sales..............     951,256     789,023
                                        -----------  ----------

    Selling, general and administrative     135,234      96,588
    Inventory impairment loss..........       3,109         498
                                        -----------  ----------
      Total Homebuilding...............   1,089,599     886,109

  Financial Services...................      13,530       9,920

  Corporate General and Administrative.      27,722      15,878

  Other Interest.......................         820         155

  Other Operations.....................       7,001       1,940

  Intangible Amortization..............      11,669      10,088
                                        -----------  ----------
      Total Expenses...................   1,150,341     924,090
                                        -----------  ----------
Income from unconsolidated joint
    ventures...........................       7,575       1,435
                                        -----------  ----------

Income Before Income Taxes.............     135,226     131,906
                                        -----------  ----------
State and Federal Income Taxes:
  State................................       4,874       5,446
  Federal..............................      46,256      44,978
                                        -----------  ----------
    Total Taxes........................      51,130      50,424
                                        -----------  ----------
Net Income.............................      84,096      81,482
Less:  Preferred Stock Dividends.......       2,669
                                        -----------  ----------
Net Income Available to Common
  Stockholders......................... $    81,427  $   81,482
                                        ===========  ==========
Per Share Data:
Basic:
  Income per common share.............. $      1.30  $     1.31
  Weighted average number of common
    shares outstanding.................      62,810      62,240
Assuming dilution:
  Income per common share.............. $      1.25  $     1.25
  Weighted average number of common
     shares outstanding................      65,403      65,419

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
(Unaudited)
                     A Common Stock     B Common Stock      Preferred Stock
                   ------------------ ------------------ ----------------------
                     Shares             Shares            Shares
                    Issued and         Issued and        Issued and             Paid-In   Retained  Deferred  Treasury
                   Outstanding Amount Outstanding Amount Outstanding   Amount   Capital   Earnings    Comp.    Stock      Total
                   ----------- ------ ----------- ------ ----------- ---------- -------- ---------- -------- ---------  ----------
Balance,
  October 31, 2005. 46,980,799 $  580  14,678,502 $  154       5,600 $        - $371,390 $1,522,952 $(19,648) $(84,071) $1,791,357

Issuance costs.....                                                                 (90)                                      (90)

Preferred Dividend
  Declared ($476.56
  per Share).......                                                                          (2,669)                        (2,669)

Stock Options,
  amortization and
  issuances, net
  of tax...........    122,914      1                                              6,078                                     6,079

Restricted Stock
  grants, issuances
  and forfeitures,
  Net of tax.......    185,830      2                                              1,097                 947                 2,046

Amortization of
  Restricted Stock.                                                                                    1,286                 1,286

Conversion of Class B
  to Class A
  common stock.....      5,197             (5,197)

Treasury Stock
  Purchases........   (150,000)                                                                                 (7,301)     (7,301)

Net Income.........                                                                          84,096                         84,096
                    ----------- ------ ----------- ------ ----------- ---------- -------- ---------- -------- ---------  ---------
Balance,
  January 31, 2006. 47,144,740 $  583  14,673,305 $  154       5,600 $        - $378,475 $1,604,379 $(17,415) $(91,372) $1,874,804
                   =========== ====== =========== ====== =========== ========== ======== ========== ======== =========  ==========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - unaudited)
                                                         Three Months Ended
                                                             January 31,
                                                       ------------------------
                                                          2006          2005
                                                       -----------  -----------
Cash Flows From Operating Activities:
  Net Income.......................................... $    84,096  $    81,482
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
      Depreciation....................................       3,086        1,620
      Intangible amortization.........................      11,669       10,088
      Amortization of deferred compensation...........       7,867        2,087
      Amortization of bond discounts..................         251          153
      Excess tax benefits from share-based payment....      (3,443)           -
      Loss on sale and retirement of property
        and assets....................................          74           41
      Undistributed income from unconsolidated
        joint ventures................................      (5,100)           -
      Deferred income taxes...........................     (30,701)      (7,394)
      Impairment losses...............................       3,109          498
      Decrease (increase) in assets:
        Mortgage notes receivable.....................      58,854       52,665
        Receivables, prepaids and other assets........      51,556      (37,745)
        Inventories...................................    (446,247)    (112,248)
     (Decrease) increase in liabilities:
        State and Federal income taxes................      11,974      (37,424)
        Customers' deposits...........................     (10,303)      11,366
        Interest and other accrued liabilities........     (24,275)     (21,510)
        Accounts payable..............................     (19,522)     (35,960)
                                                       -----------  -----------
          Net cash (used in) operating activities.....    (307,055)     (92,281)
                                                       -----------  -----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......          89           35
  Purchase of property, equipment and other fixed
    assets............................................      (9,147)     (13,478)
  Net investments of capital in unconsolidated
    affiliates........................................      (3,929)      (6,156)
                                                       -----------  -----------
          Net cash (used in) investing activities.....     (12,987)     (19,599)
                                                       -----------  -----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................      18,246       17,380
  Net proceeds (payments) related to revolving
    credit agreement..................................     226,250     (115,000)
  Net proceeds (payments) related to mortgage
    warehouse line of credit..........................     (61,107)     (57,170)
  Proceeds from senior debt...........................           -      200,000
  Proceeds from senior subordinated debt..............           -      100,000
  Payments of issuance costs..........................         (90)           -
  Principal payments on mortgages and notes...........     (30,828)     (19,182)
  Excess tax benefits from share-based payment........       3,443            -
  Preferred dividends paid...........................       (2,669)           -
  Purchase of treasury stock..........................      (7,301)           -
  Proceeds from sale of stock and employee stock plan.       1,544        1,107
                                                       -----------  -----------
          Net cash provided by financing activities....    147,488      127,135
                                                       -----------  -----------
Net (Decrease) increase in Cash........................   (172,554)      15,255
Cash and Cash Equivalents Balance, Beginning
  of Period...........................................     229,499       78,024
                                                       -----------  -----------
Cash and Cash Equivalents Balance, End of Period...... $    56,945  $    93,279
                                                       ===========  ===========
Supplemental Disclosures of Cash Flow
  Cash paid during the year for:
    Interest.........................................  $    26,642  $    17,711
                                                       ===========  ===========
    Income taxes.....................................  $    38,885  $    92,210
                                                       ===========  ===========
Supplemental disclosures of noncash operating
  activities:
  Consolidated Inventory Not Owned:
    Specific performance options.....................  $     8,075  $     2,941
    Variable interest entities.......................      227,983      150,793
    Other options....................................      137,834       30,072
                                                       -----------  -----------
  Total Inventory Not Owned..........................  $   373,892  $   183,806
                                                       ===========  ===========
See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


	1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

	Certain prior year amounts have been reclassified to conform to the current year presentation.

	2. Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payments", which revises SFAS 123, "Accounting for Stock-Based Compensation". Prior to fiscal year 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to nonvested stock awards, as well as the amortization of certain acquisition-related deferred compensation.

	SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, applying the "modified prospective method" for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for January 31, 2006: risk-free interest rate of 4.15%; dividend yield of zero;
volatility factor of the expected market price of our common stock of 0.43; and a weighted average expected life of the option of 5.0 years.
SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation (estimated at 2% for fiscal 2006 and fiscal 2005, respectively,) and requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption.

	Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation is included in deferred compensation in stockholders' equity beginning in the first quarter of fiscal 2004. As of January 31, 2006, there was $17.4 million of total unrecognized compensation cost related to nonvested stock.

	For the three months ended January 31, 2006, the Company's total stock-based compensation expense was $7.9 million ($4.9 million net of tax). Included in this total stock-based compensation expense was incremental expense for stock options of $3.3 million ($2.1 million net of tax) for the quarter ended January 31, 2006.

	The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three months ended January 31, 2005 as if the Company's stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS 123R:

                                   Three Months Ended
                                       January 31,
                                   ------------------
                                         2005
                                   ------------------
Net income as reported..........       $ 81,482

Deduct:  total stock-based employee
  compensation expense determined
  using Black-Scholes fair value
  based method for all awards...          1,352
                                       --------
Pro forma net income............       $ 80,130
                                       ========
Pro forma basic earnings per share     $   1.29
                                       ========
Basic earnings per share as
  reported......................       $   1.31
                                       ========
Pro forma diluted earnings per
  share.........................       $   1.22
                                       ========
Diluted earnings per share as
  reported......................       $   1.25
                                       ========

	Pro forma information regarding net income and earnings per share is calculated as if we had accounted for our stock-based compensation under the fair value method of SFAS 123R. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for January 31, 2005: risk-free interest rate of 4.19%; dividend yield of zero;
volatility factor of the expected market price of our common stock of 0.43; and a weighted average expected life of the option of 5.2 years.

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

	On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" (FSP 123R-3). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has until November 2006 to make a one-time election to adopt the transition method described in FSP 123R-3. The Company is currently evaluating FSP 123R-3; however, if the Company were to make the one-time election, it is not expected to affect operating income or net income.

	3.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended
                                  January 31,
                              ------------------
                                2006      2005
                              --------  --------
                            (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period(1)..... $ 48,366  $ 37,465
Plus Interest Incurred(2)....   30,804    21,044
Less Cost of Sales Interest
  Expensed(3)................   16,569    17,767
Less Other Interest Expensed.      820       155
                              --------  --------
Interest Capitalized at
  End of Period.............. $ 61,781  $ 40,587
                              ========  ========

(1) Beginning balance for 2006 does not include interest incurred of $2.3 million which is capitalized in property, plant, and equipment.
(2) Data does not include interest incurred by our mortgage and finance subsidiaries.
(3) Represents interest on borrowings for construction, land and development costs, which are charged to interest expense when homes are delivered.

	4. Accumulated depreciation at January 31, 2006 and October 31, 2005 amounted to $33.3 million and $30.5 million, respectively, for our homebuilding assets.

       5. In accordance with Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of or Disposal of Long Lived
Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In addition, from time to time, we will write off certain residential land options including approval and engineering costs for land we decided not to purchase. We wrote off such costs in the amount of $3.1 million and $0.5 million during the three months ended January 31, 2006 and 2005, respectively.
Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as "Homebuilding-Inventory impairment loss".

       6. We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue warranty costs under our $20 million per occurrence general liability insurance deductible for fiscal 2006 (deductible was $5 million per occurrence for homes built in fiscal 2005 and $150,000 per occurrence for homes built between fiscal 2001 and fiscal 2004) as part of selling, general and administrative costs. Warranty accruals are based upon historical experience. Additions and charges incurred in the warranty accrual and general liability accrual for the three months ended January 31, 2006 and 2005 are as follows:

                                  Three Months Ended
                                      January 31,
                                  --------  --------
                                    2006      2005
                                  --------  --------
                                (Dollars in Thousands)
Balance, beginning of period..... $86,706   $64,922
Additions........................   7,264    13,337
Charges incurred.................  (6,339)   (4,143)
                                  --------  --------
Balance, end of period..........  $87,631   $74,116
                                  ========  ========

	7. We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations and we are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

	We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and can prohibit or severely restrict development and homebuilding activity in certain environmentally sensitive regions or areas.

	In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the "EPA"). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We provided the EPA with information in response to its requests. We have since been advised by the Department of Justice ("DOJ") that it will be involved in the review of our storm water discharge practices. We cannot predict the outcome of the review of these practices or estimate the costs that may be involved in resolving the matter. To the extent that the EPA or the DOJ asserts violations of regulatory requirements and requests injunctive relief or penalties, we will defend and attempt to resolve such asserted violations.

	In addition, in November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations of certain storm water discharge rules and assessing an administrative civil liability of $0.2 million and $0.3 million. We do not consider these assessments to be material and are considering our response to the notices.

	It can be anticipated that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

	Our sales and customer financing processes are subject to the jurisdiction of the U. S. Department of Housing and Urban Development ("HUD"). In connection with the Real Estate Settlement Procedures Act, HUD recently inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD's inquiries. In connection with these inquiries, the Inspector General of HUD has recommended to the Secretary of HUD that we indemnify HUD for any losses that it may sustain in connection with nine loans that it alleges were improperly underwritten. We cannot predict the outcome of HUD's inquiry or estimate the costs that may be involved in resolving the matter. We do not expect the ultimate cost to be material.

       8. As of January 31, 2006 and October 31, 2005, respectively, we are obligated under various performance letters of credit amounting to $391.0 million and $330.8 million.

	9. Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of banks provides a revolving credit line of $1.2 billion through July 2009. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.3 billion subject to the availability of additional commitments. Interest is payable monthly at various rates based on a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement, plus, at the Company's option, either (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three, or six month interest period as selected by the Company. In addition, we pay a fee ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit line depending on our Consolidated Leverage Ratio and the average percentage unused portion of the revolving credit line. We and each of our significant subsidiaries, except for various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement. As of January 31, 2006 and October 31, 2005, the outstanding balance under the Agreement was $226.3 million and zero, respectively.

       Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provided up to $250 million through April 2006. Interest is payable monthly at the Eurodollar Rate plus 1.25%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. We also have a $100 million commercial paper facility. The facility expires in September 2006 and interest of LIBOR plus .65% is payable monthly. As of January 31, 2006 and October 31, 2005, borrowings under both agreements were $137.7 million and $198.9 million, respectively. On March 7, 2006, we amended our secured mortgage loan warehouse agreement. Pursuant to the new agreement, we may borrow up to $250 million. It expires on October 30, 2006 and interest is payable monthly at the Eurodollar Rate plus 1.0%.

       10. On November 30, 2004, we issued $200 million of 6 1/4% Senior Notes due 2015 and $100 million of 6% Senior Subordinated Notes due 2010. The net proceeds of the issuance were used to repay the outstanding balance on our revolving credit facility as of November 30, 2004 and for general corporate purposes.

       On August 8, 2005, we issued $300 million 6 1/4% Senior Notes due 2016. The notes were issued at a discount to yield 6.46% and have been reflected net of the unamortized discount in the Condensed Consolidated Balance Sheets. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay the outstanding balance under our revolving credit facility as of August 8, 2005, and for general corporate purposes, including acquisitions.

       At January 31, 2006, we had $1,105.3 million of outstanding senior notes ($1,099.0 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, and $300 million 6 1/4% Senior Notes due 2016. At January 31, 2006, we had $400 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010.

	As a subsequent event, on February 27, 2006, we issued $300 million of 7 1/2% Senior Notes due 2016. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay a portion of the outstanding balance under our revolving credit facility as of February 27, 2006.

       Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions, may do so from time to time.

       11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock, of approximately 2.6 million and 3.2 million for the three months ended January 31, 2006 and 2005, respectively.

       12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq National Market under the symbol "HOVNP". The net proceeds from the offering, reflected in Paid in Capital in the Condensed Consolidated Balance Sheet, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. On January 17, 2006, we paid $2.7 million of dividends on the Series A Preferred Stock.

       13. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

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

	At January 31, 2006, all 31 VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $27.4 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $242.0 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At January 31, 2006, the balance reported in minority interest from inventory not owned was $175.0 million. Creditors of these VIEs have no recourse against the Company.

	We will continue to control land and lots using options. Not all our deposits are with VIEs. Including the deposits with the 31 VIEs above, at January 31, 2006, we have total cash and letters of credit deposits amounting to approximately $409.5 million to purchase land lots with a total purchase price of $5.0 billion. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

	14. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures - We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base, and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those entered into with developers and other homebuilders, as well as financial investors, to develop finished lots for sale to the joint venture's members or other third parties. As of January 31, 2006, we have investments in nine homebuilding joint ventures and nine land development joint ventures. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

                                                  January 31, 2006
                                  ------------------------------------------------
                                   Homebuilding   Land Development      Total
                                  --------------  ----------------  --------------
Assets:
Cash and cash equivalents.......  $       52,191  $          1,341  $       53,532
Inventories.....................         701,865           194,888         896,753
Other assets....................         169,666             3,113         172,779
                                  --------------  ----------------  --------------
Total assets....................  $      923,722  $        199,342  $    1,123,064
                                  ==============  ================  ==============

Liabilities and Equity:
Accounts payable and
  accrued liabilities...........  $      176,327  $         16,234  $      192,561
Notes payable...................         359,340            59,405         418,745
Equity of:
  Hovnanian Enterprises, Inc....          82,821            87,467         170,288
  Others........................         305,234            36,236         341,470
                                  --------------  ----------------  --------------
Total Equity....................         388,055           123,703         511,758
                                  --------------  ----------------  --------------
Total liabilities and equity....  $      923,722  $        199,342  $    1,123,064
                                  ==============  ================  ==============
Debt to Capitalization Ratio....             48%               32%             45%

                                                  October 31, 2005
                                  ------------------------------------------------
                                   Homebuilding   Land Development      Total
                                  --------------  ----------------  --------------
Assets:
Cash and cash equivalents.......  $       46,200  $          5,012  $       51,212
Inventories.....................         694,408           198,267         892,675
Other assets....................         166,974               295         167,269
                                  --------------  ----------------  --------------
Total assets....................  $      907,582  $        203,574  $    1,111,156
                                  ==============  ================  ==============

Liabilities and Equity:
Accounts payable and
  accrued liabilities...........  $      228,264  $         21,523  $      249,787
Notes payable...................         316,532            59,131         375,663
Equity of:
  Hovnanian Enterprises, Inc....          75,349            86,593         161,942
  Others........................         287,437            36,327         323,764
                                  --------------  ----------------  --------------
Total Equity....................         362,786           122,920         485,706
                                  --------------  ----------------  --------------
Total liabilities and equity....  $      907,582  $        203,574  $    1,111,156
                                  ==============  ================  ==============
Debt to Capitalization Ratio....             47%               32%             44%


    As of January 31, 2006 and October 31, 2005, we had advances outstanding of approximately $21.2 million and $23.7 million, respectively, to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. On our Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheet our "Investments in and advances to unconsolidated joint ventures" amounted to $196.3 million and $187.2 million at January 31, 2006 and October 31, 2005, respectively. The minor difference between the Hovnanian equity balance plus advances to unconsolidated joint ventures balance disclosed here compared to the Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheet is due to a different inside basis versus outside basis in certain joint ventures.


                                    For the Three Months Ended January 31,2006
                                  ------------------------------------------------
                                   Homebuilding   Land Development      Total
                                  --------------  ----------------  --------------
Revenues........................  $      216,048  $          8,400  $      224,448
Cost of sales and expenses......        (193,332)           (7,648)       (200,980)
                                  --------------  ----------------  --------------
Net income......................  $       22,716  $            752  $       23,468
                                  ==============  ================  ==============
Our share of net earnings.......  $        7,299  $            276  $        7,575
                                  ==============  ================  ==============

                                    For the Three Months Ended January 31,2005
                                  ------------------------------------------------
                                   Homebuilding   Land Development      Total
                                  --------------  ----------------  --------------
Revenues........................  $       12,168  $          2,730  $       14,898
Cost of sales and expenses......          (9,276)           (3,165)        (12,441)
                                  --------------  ----------------  --------------
Net income (loss)...............  $        2,892  $           (435) $        2,457
                                  ==============  ================  ==============
Our share of net earnings (losses)$        1,633  $           (198) $        1,435
                                  ==============  ================  ==============


        Income from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Financial Statements and reflects our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent. In determining whether or not we must consolidate joint ventures, where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us or the manager of the joint venture.

    Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture's total assets, and such financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion guarantees and environmental indemnification. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being limited to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities.

       15. Recent Accounting Pronouncements - In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This statement, which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

	In June 2005, the Emerging Issues Task Force ("EITF") released Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

	16. Intangible Assets - The intangible assets recorded on our balance sheet are goodwill, definite life intangibles, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from our acquisitions. We no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

	17. On March 1, 2005, we acquired for cash the assets of Cambridge Homes, a privately held Orlando homebuilder and provider of related financial services, headquartered in Altamonte Springs, Florida. Cambridge Homes also provides mortgage financing, as well as title and settlement services to its homebuyers. In connection with the acquisition, based on an appraisal of acquisition intangibles, we have definite life intangible assets equal to the excess of purchase price over the fair value of the net tangible assets of $22 million. We are amortizing the various definite life intangibles over their estimated lives.

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

	In connection with the First Home Builders of Florida and Oster Homes acquisitions, we have definite life intangible assets equal to the excess purchase price over the fair value of $121 million in the aggregate. We are awaiting the appraisal from these acquisitions. Until the appraisals are received, we estimated the intangible value for amortization calculations. We expect to have final appraisals by the third quarter ended July 31, 2006. We expect to amortize the definite life intangibles over their estimated lives.

       18. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of January 31, 2006 had issued and outstanding $400 million of Senior Subordinated Notes, $1,105.3 million face value of Senior Notes, and $226.3 million drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

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



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 31, 2006
(Dollars in Thousands)
                                                                    Guarantor      Non-
                                              Subsidiary    Subsid-     Guarantor    Elimin-      Consol-
                                    Parent     Issuer       iaries     Subsidiaries  ations       idated
                                  ----------  ----------  ------------ ------------ ----------- ----------
ASSETS
Homebuilding..................... $    1,235  $  106,918  $ 4,337,002  $    266,186 $           $4,711,341
Financial Services.................                               138       168,670                168,808
Income Taxes (Payable) Receivable..  (30,377)                  59,492          (485)                28,630
Investments in and amounts due to
  and from consolidated
  subsidiaries.................... 1,903,946   1,894,929   (2,054,260)     (241,687) (1,502,928)
                                  ----------  ----------  ------------ ------------ ----------- ----------
Total Assets..................... $1,874,804  $2,001,847  $ 2,342,372  $    192,684 $(1,502,928)$4,908,779
                                  ==========  ==========  ============ ============ =========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding...................   $           $           $   944,377  $     30,552 $           $  974,929
Financial Services.............                                    34       144,060                144,094
Notes Payable...................               1,737,988          712                            1,738,700
Minority Interest................                             175,009         1,243                176,252
Stockholders' Equity.............  1,874,804     263,859    1,222,240        16,829  (1,502,928) 1,874,804
                                  ----------  ----------  ------------ ------------ ----------- ----------
Total Liabilities and Stockholders'
  Equity......................... $1,874,804  $2,001,847  $ 2,342,372  $    192,684 $(1,502,928)$4,908,779
                                  ==========  ==========  ============ ============ =========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2005
(Dollars in Thousands)
                                                           Guarantor      Non-
                                              Subsidiary    Subsid-     Guarantor    Elimin-     Consol-
                                    Parent     Issuer       iaries     Subsidiaries  ations      idated
                                  ----------  ----------  ------------ ------------ ---------- -----------
Assets
Homebuilding......................$    1,192  $  325,997  $ 3,931,333  $    214,238 $           $4,472,760
Financial Services................                                200       237,092                237,292
Income Taxes (Payable) Receivable.   (22,704)                  32,970          (363)                 9,903
Investments in and Amounts Due to
  And From Consolidated
  Subsidiaries.................... 1,812,869   1,413,666   (1,617,271)     (189,626)(1,419,638)
                                  ----------  ----------  ------------ ------------ ----------- ----------
Total Assets......................$1,791,357  $1,739,663  $ 2,347,232  $    261,341$(1,419,638) $4,719,955
                                  ==========  ==========  ============ ============ =========== ==========

Liabilities
Homebuilding......................$           $    20,431 $   996,428  $      3,626 $           $1,020,485
Financial Services.................                                81       207,236                207,317
Notes Payable......................             1,498,739      (3,531)       24,339              1,519,547
Minority Interest..................                           180,170         1,079                181,249
Stockholders' Equity...............1,791,357      220,493   1,174,084        25,061 (1,419,638)  1,791,357
                                  ----------  ----------- ------------ ------------ ----------- ----------
Total Liabilities and Stockholders'
  Equity......................... $1,791,357  $ 1,739,663 $ 2,347,232  $    261,341$(1,419,638) $4,719,955
                                  ==========  =========== ============ ============ =========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2006
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                    Parent   Issuer     iaries    Subsidiaries   ations     idated
                                   -------- ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.................... $        $      153 $1,256,427 $      2,150 $          $1,258,730
  Financial Services...............                         2,255       17,007                19,262
  Intercompany Charges.............             66,758     66,703                (133,461)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 135,226                                      (135,226)
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Revenues................  135,226     66,911  1,325,385       19,157   (268,687) 1,277,992
                                   -------- ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................                208  1,165,341        1,455    (30,193) 1,136,811
  Financial Services...............                           883       12,892       (245)    13,530
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Expenses.................                208  1,166,224       14,347    (30,438) 1,150,341
                                   -------- ---------- ---------- ------------ ---------- ----------
Income from Unconsolidated
  Joint Ventures...................                         7,575                              7,575
                                   -------- ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes.  135,226     66,703    166,736        4,810   (238,249)   135,226

State and Federal Income Taxes.....  51,130     23,411     61,864        1,912    (87,187)    51,130
                                   -------- ---------- ---------- ------------ ---------- ----------
Net Income (Loss)................. $ 84,096 $   43,292 $  104,872 $      2,898 $ (151,062)$   84,096
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
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------- ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $       42 $1,039,598 $        728 $          $1,040,368
  Financial Services...............                         1,029       13,164                14,193
  Intercompany Charges.............             48,397     48,985                 (97,382)
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 131,906                                      (131,906)
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Revenues................  131,906     48,439  1,089,612       13,892   (229,288) 1,054,561
                                   -------- ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................               (545)   936,455        1,171    (22,911)   914,170
  Financial Services...............                           730       10,075       (885)     9,920
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Expenses.................               (545)   937,185       11,246    (23,796)   924,090
                                   -------- ---------- ---------- ------------ ---------- ----------
Income from Unconsolidated Joint
  Ventures........................                          1,435                              1,435
                                   -------- ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes.  131,906     48,984    153,862        2,646   (205,492)   131,906

State and Federal Income Taxes.....  50,424     17,098     54,923        4,158    (76,179)    50,424
                                   -------- ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$  81,482 $   31,886 $   98,939 $     (1,512)$ (129,313)$   81,482
                                   ======== ========== ========== ============ ========== ==========


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2006
(Dollars in Thousands)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................$  84,096  $  43,292 $  104,872 $      2,898 $ (151,062)$   84,096
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities...   2,815     (6,934)  (424,587)    (113,507)   151,062   (391,151)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  86,911     36,358   (319,715)    (110,609)             (307,055)

Net Cash (Used In)
  Investing Activities...............                        (7,583)      (5,404)              (12,987)

Net Cash Provided By (Used In)
  Financing Activities..............    4,166    226,250    (26,149)     (56,779)              147,488

Intercompany Investing and Financing
  Activities - Net................... (91,077)  (481,263)   396,005      176,335
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......           (218,655)    42,558        3,543              (172,554)
Balance, Beginning of Period.........      16    298,596    (79,835)      10,722               229,499
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period.....................$      16  $  79,941 $  (37,277)$     14,265 $          $   56,945
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2005
(Dollars in Thousands)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................$  81,482  $  31,886 $   98,939 $     (1,512)$ (129,313)$   81,482
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities... (23,356)    (1,330)  (321,900)      43,510    129,313   (173,763)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  58,126     30,556   (222,961)      41,998               (92,281)

Net Cash (Used In)
  Investing Activities...............  (1,600)              (17,964)         (35)              (19,599)

Net Cash Provided By (Used In)
  Financing Activities...............  (2,087)   185,000      1,427      (57,205)              127,135

Intercompany Investing and Financing
  Activities - Net................... (54,439)  (148,758)   187,849       15,348
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......             66,798    (51,649)         106                15,255
Balance, Beginning of Period.........      15     29,369     35,441       13,199                78,024
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period.....................$      15  $  96,167 $  (16,208)$     13,305 $          $   93,279
                                     ========  ========= ========== ============ ========== ==========


	19.  Subsequent Events -

	On February 27, 2006, our wholly-owned subsidiary K. Hovnanian Enterprises, Inc. issued $300 million of 7 1/2% Senior Notes due 2016.
The notes are guaranteed by Hovnanian Enterprises, Inc. and each of its other wholly-owned subsidiaries, except for various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our title insurance subsidiaries, joint ventures, and certain other subsidiaries. The net proceeds of the issuance were used to repay a portion of the outstanding balance under our revolving credit facility as of February 27, 2006.

	On March 7, 2006, we amended our secured mortgage loan warehouse agreement. Pursuant to the new agreement, we may borrow up to $250 million. It expires on October 30, 2006 and interest is payable monthly at the Eurodollar Rate plus 1.0%.




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

	Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs - Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal control passes to the buyer and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are deferred and recorded as either (a) an adjustment to the related mortgage loans upon the closing of a loan or (b) recognized as a deferred asset or deferred revenue while the loan is in process. These fees and costs include loan origination fees, loan discount, and salaries and wages. Such deferred fees and costs relating to the closed loans are recognized over the life of the loans as an adjustment of yield or taken into operations upon sale of the loan to a permanent investor.

	Inventories - Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, except for high-rise and mid-rise buildings, then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For high-rise and mid-rise buildings, land, land development and common facility costs are allocated to homes based on the relative sales value of each home. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted future cash flows generated from expected revenue, less cost to complete including interest, and selling costs.

	Insurance Deductible Reserves - For fiscal 2006, our deductible is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $20 million for construction defect claims under our general liability insurance. Our worker's compensation insurance deductible is $1 million per occurrence in fiscal 2006.
Reserves have been established based upon actuarial analysis of estimated losses incurred during fiscal 2006 and fiscal 2005.

	Interest - In accordance with SFAS 34 "Capitalization of Interest Cost", interest incurred is first capitalized to properties under development during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Interest in excess of interest capitalized or interest incurred on borrowings directly related to properties not under development is expensed immediately in "Other Interest".

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

	Intangible Assets - The intangible assets recorded on our balance sheet are goodwill definite life intangibles, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from our acquisitions. We no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We are amortizing the definite life intangibles over their expected useful life, ranging from three to eight years.

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


CAPITAL RESOURCES AND LIQUIDITY

	Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, New York State, Pennsylvania, Ohio, Michigan, Illinois and Minnesota), our Southeast
Region (Washington D. C., Delaware, Maryland, Virginia, West Virginia, North Carolina, South Carolina, and Florida), our Southwest Region (Texas and Arizona), and our West Region (California). In addition, we provide financial services to our homebuilding customers.

       Our cash uses during the three months ended January 31, 2006 were for operating expenses, increases in housing inventories, construction, income taxes, interest, preferred stock dividends and repayments of our revolving credit facility. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of January 31, 2006, 2.7 million shares of Class A Common Stock have been purchased under this program.

       On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq National Market under the symbol "HOVNP". The net proceeds from the offering, reflected in Paid in Capital in the Condensed Consolidated
Balance Sheet, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. On January 17, 2006, we paid $2.7 million of dividends on the Series A Preferred Stock.

	Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement (the "Agreement") effective June 17, 2005, that provides a revolving credit line and letter of credit line of $1.2 billion through July 2009. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.3 billion subject to the availability of additional commitments.
Interest is payable monthly at various rates based on a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage
Ratio, as defined in the Agreement, plus, at the Company's option, either
(1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three or six month interest period as selected by the Company. In addition, we pay a fee ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit line depending on its Leverage Ratio and the average percentage unused portion of the revolving credit line. At January 31, 2006, there was $226.3 million drawn under this Agreement and we had approximately $44.5 million of homebuilding cash. At January 31, 2006, we had issued $391.0 million of letters of credit which reduces cash available under the Agreement. We believe that we will be able either to extend the Agreement beyond July 2009 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. We and each of our significant subsidiaries, except for various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement.

	At January 31, 2006, we had $1,105.3 million of outstanding senior notes ($1,099.0 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, and $300 million 6 1/4% Senior Notes due 2016. At January 31, 2006, we had $400 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010. On February 27, 2006, we issued $300 million of 7 1/2% Senior Notes due 2016. We and each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our title insurance subsidiaries, joint ventures, and certain other subsidiaries is a guarantor of the senior notes and senior subordinated notes.

	Our mortgage banking subsidiary's warehouse agreement was amended on March 7, 2006. Pursuant to the agreement, we may borrow up to $250 million. The agreement expires in October 2006 and interest is payable monthly at the Eurodollar Rate plus 1.0%. We also have a $100 million commercial paper facility. The facility expires in September 2006 and interest of LIBOR plus .65% is payable monthly. As of January 31, 2006, the aggregate principal amount of all borrowings under this agreement was $137.7 million.

       Total inventory increased $440.2 million during the three months ended January 31, 2006. This increase excluded the increase in consolidated inventory not owned of $9.5 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46. See "Notes to Condensed Consolidated Financial Statements" - Note 13 for additional information on FIN 46. Total inventory in our Northeast Region increased $110.4 million, the Southeast Region increased $138.1 million, the Southwest Region increased $41.0 million, and our West Region increased $150.7 million. The increase in inventory was primarily the result of future planned organic growth in our existing markets. Substantially all homes under construction or completed and included in inventory at January 31, 2006 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our revolving credit agreement and senior and senior subordinated indebtedness.

       We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option.
As a result, our commitment for major land acquisitions is reduced.



	The following table summarizes the number of buildable homes included in our total residential real estate. The January 31, 2006 and October 31, 2005 numbers exclude real estate owned and options in locations where we have ceased development.

                                 Active       Proposed       Grand
                     Active    Communities   Developable     Total
                  Communities    Homes         Homes         Homes
                  -----------   ---------   ------------   ---------
January 31, 2006:

Northeast Region..         67      10,720         22,092      32,812
Southeast Region..        153      22,307         27,954      50,261
Southwest Region..         99      13,418          8,922      22,340
West Region.......         52       9,409         10,464      19,873
                  -----------   ---------   ------------   ---------
Consolidated Total        371      55,854         69,432     125,286
                  ===========
Unconsolidated
  Joint Ventures..                  6,601          2,431       9,032
                                ---------   ------------   ---------
Total Including
  Unconsolidated
  Joint Ventures..                 62,455         71,863     134,318
                                =========   ============   =========
   Owned..........                 26,248          7,219      33,467
   Optioned.......                 24,656         62,213      86,869
                                ---------   ------------   ---------
Controlled Lots...                 50,904         69,432     120,336

Construction to
  Permanent Financing
  Lots...........                   4,950              -       4,950
Lots Controlled by
  Unconsolidated
  Joint ventures.                   6,601          2,431       9,032
                                ---------   ------------   ---------

Total Including
  Unconsolidated
  Joint Ventures.                  62,455         71,863     134,318
                                =========   ============   =========




                                 Active       Proposed         Grand
                     Active    Communities   Developable       Total
                  Communities    Homes         Homes           Homes
                  -----------  -----------   ------------   ----------
October 31, 2005:

Northeast Region..         65      10,797        22,928        33,725
Southeast Region..        148      21,713        26,113        47,826
Southwest Region..        102      12,905         7,547        20,452
West Region.......         52       9,285         9,718        19,003
                  -----------  -----------   -----------   -----------
Consolidated Total        367      54,700        66,306       121,006
                  ===========
Unconsolidated
  Joint Ventures..                  6,655         3,396        10,051
                               -----------   -----------   -----------
Total Including Unconsolidated
  Joint Ventures..                 61,355        69,702       131,057
                               ===========   ===========   ===========

   Owned..........                 24,731         5,657        30,388
   Optioned.......                 25,046        60,649        85,695
                               -----------   -----------   -----------
Controlled Lots...                 49,777        66,306       116,083

Construction to
  Permanent Financing
  Lots...........                   4,923             -         4,923
Lots Controlled by
  Unconsolidated
  Joint ventures.                   6,655         3,396        10,051
                               -----------   -----------   -----------

Total Including
  Unconsolidated
  Joint Ventures.                  61,355        69,702       131,057
                               ===========   ===========   ===========



	The following table summarizes our started or completed unsold homes and models. The increase in total started or completed unsold homes compared to the prior year is primarily due to the increase in mid-rise and high-rise buildings for which we count all units started when vertical construction begins and the growth in the number of active selling communities.

                             January 31,               October 31,
                                2006                      2005
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    546       49     595      469       35     504
Southeast Region....    412       64     476      417       56     473
Southwest Region....  1,150       92   1,242      901       70     971
West Region.........    460      133     593      275      157     432
                     ------   ------   -----   ------   ------   -----
  Total               2,568      338   2,906    2,062      318   2,380
                     ======   ======   =====   ======   ======   =====

       Investments in and advances to unconsolidated joint ventures increased $9.0 million during the three months ended January 31, 2006. This increase is due to income from joint ventures not distributed and additional investment in joint ventures. As of January 31, 2006, we have investments in nine homebuilding joint ventures and nine land development joint ventures. Other than performance and completion guarantees and environmental indemnifications, no other guarantees associated with unconsolidated joint ventures have been given.

	Receivables, deposits, and notes decreased $41.1 million to $84.3 million at January 31, 2006. The decrease was primarily due to a decrease in miscellaneous receivables for a payment received in the first quarter of 2006 from an unconsolidated joint venture. It was also due to the reduction in the receivables from home sales which amounted to $26.8 million and $39.4 million at January 31, 2006 and October 31, 2005, respectively.

	Prepaid expenses and other assets are as follows:

                                      January 31,  October 31,   Dollar
                                         2006         2005       Change
                                      ----------  -----------  ---------
Prepaid insurance.................... $   14,877  $         -  $  14,877
Prepaid project costs................     66,548       61,773      4,775
Senior residential rental properties.      8,659        8,754        (95)
Other prepaids.......................     29,166       24,547      4,619
Other assets.........................     33,072       30,588      2,484
                                     -----------  -----------  ---------
                                      $  152,322  $   125,662  $  26,660
                                     ===========  ===========  =========

	Prepaid insurance increased due to a payment of a full year of insurance costs during the first quarter of every year. These costs are amortized on a straight line basis. Prepaid project costs and other prepaids increased due to new communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase in other assets is attributable to the Executive Deferred Compensation Plan, due to increased profit sharing contributions for Senior Management.

       At January 31, 2006, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2000.

       Definite life intangibles decreased $37.6 million to $211.9 million at January 31, 2006. The decrease was the result of amortization during the three months of $11.7 million, and an adjustment to the First Home Builders of Florida acquisition accounting. As we finalize our valuation of the assets acquired, we established a deferred tax asset as part of the purchase price allocation, which reduced the recorded intangibles, offset by our Cambridge Homes acquisition earnout and contingent payments related to past acquisitions. For any acquisition, professionals are hired to appraise all acquired intangibles. See "- Critical Accounting Policies - Intangible Assets" above for additional information on intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.

	Accounts payable and other liabilities are as follows:

                                       January 31, October 31,    Dollar
                                         2006         2005        Change
                                       ---------   -----------   --------
Accounts payable.......................$ 172,010   $  191,469    $(19,459)
Reserves...............................   98,258       95,310       2,948
Accrued expenses.......................   41,379       48,647      (7,268)
Accrued compensation...................   64,356       75,655     (11,299)
Other liabilities......................  106,500       99,448       7,052
                                       ---------   -----------   --------
                                       $ 482,503   $  510,529    $(28,026)
                                       =========   ===========   ========

	The decrease in accounts payable was primarily due to decreases in homes under construction in the first quarter of 2006 compared to the fourth quarter of 2005 throughout our markets, which results in less activity and lower payables. Reserves increased for our general liability insurance deductible, owner controlled insurance program and bonding. The decrease in accrued expenses is due to timing of property tax payments and acquisition earnout obligations. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2005 bonuses during the first quarter of 2006. The increase in other liabilities is mainly due to increased contributions to our deferred compensation plan, increased payroll withholding due to timing of insurance claims, and a lot option advance in the Southwest Region.

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $152.4 million and $211.2 million at January 31, 2006 and October 31, 2005, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2006 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2005


Total Revenues:

	Compared to the same prior period, revenues increased as follows:

                                       Three Months Ended
                            --------------------------------------------
                            January 31, January 31,  Dollar   Percentage
                               2006        2005      Change    Change
                            ----------- ----------- -------- ----------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $1,246,197  $1,015,969  $230,228     22.7%
  Land sales and other
    revenues...........         12,533      24,399   (11,866)   (48.6)%
Financial Services.....         19,262      14,193     5,069     35.7%
                            ----------- ----------- -------- ----------
   Total Revenues...        $1,277,992  $1,054,561  $223,431     21.2%
                            =========== =========== ======== ==========


Homebuilding:

	Compared to the same prior period, housing revenues increased $230.2 million or 22.7% during the three months ended January 31, 2006. Housing revenues are recorded when title is conveyed to the buyer, adequate cash payment has been received, and there is no continued involvement. Land sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see paragraph titled "Land Sales and Other Revenues" later in this document.


	Information on homes delivered by market area is set forth below:

                         Three Months Ended
                              January 31,
                        ---------------------
                           2006        2005
                        ----------  ----------
                        (Dollars in Thousands)
Northeast Region (1):
  Dollars............   $  225,502  $  238,461
  Homes..............          612         687

Southeast Region (2):
  Dollars............   $  467,656  $  263,834
  Homes..............        1,527         902

Southwest Region:
  Dollars............  $   183,259     135,911
  Homes..............          872         715

West Region:
  Dollars............  $   369,780  $  377,763
  Homes..............          834         962

Consolidated Total:
  Dollars............  $ 1,246,197  $1,015,969
  Homes..............        3,845       3,266

Unconsolidated Joint
  Ventures (3):
  Dollars............  $   214,612  $  11,585
  Homes..............          585         22

Totals:
  Housing Revenues...  $ 1,460,809  $1,027,554
  Homes Delivered....        4,430       3,288

(1) Northeast Region includes deliveries from our Ohio acquisition of Oster Homes on August 3, 2005.
(2) Southeast Region includes deliveries from our Florida acquisitions of Cambridge Homes and First Home Builders of Florida on March 1, 2005 and August 8, 2005, respectively.
(3) Unconsolidated Joint Ventures includes deliveries from our joint venture with affiliates of Blackstone Real Estate Advisors that acquired Town & Country Homes existing residential communities on March 2, 2005.


	An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog using base sales prices by market area are set forth below:

                      Net Contracts(1) for the
                           Three Months Ended       Contract Backlog
                              January 31,           as of January 31,
                      -------------------------  ------------------------
                          2006          2005         2006       2005
                      -----------   -----------  -----------  -----------
                                      (Dollars in Thousands)
Northeast Region (2):
  Dollars............ $  224,401    $  189,605   $  803,498   $  720,675
  Homes..............        608           522        2,160        2,091

Southeast Region (3):
  Dollars............ $  501,401    $  284,882   $2,242,102   $  792,978
  Homes..............      1,367           849        7,218        2,346

Southwest Region:
  Dollars............ $  170,704    $  165,048   $  276,116   $  197,285
  Homes..............        801           897        1,225        1,106

West Region:
  Dollars............ $  257,151    $  354,124   $  686,500   $  764,697
  Homes..............        574           906        1,493        1,861

Consolidated Total:
  Dollars............ $1,153,657    $  993,659   $ 4,008,216   $2,475,635
  Homes..............      3,350         3,174        12,096       7,404

Unconsolidated Joint
  Ventures (4):
  Dollars............ $  108,572    $   41,347   $   924,762  $  239,851
  Homes..............        274            66         2,029         399

Totals:
  Dollars............ $1,262,229    $1,035,006   $ 4,932,978  $2,715,486
  Homes...............     3,624         3,240        14,125       7,803

(1) Net contracts are defined as new contracts during the period for the purchase of homes, less cancellations of prior contracts.
(2) The number and the dollar amount of net contracts and contract backlog in the Northeast in the 2006 first quarter include the effect of the Oster Homes acquisition, which closed in August 2005.
(3) The number and the dollar amount of net contracts and contract backlog in the Southeast in the 2006 first quarter include the effects of the Cambridge Homes and First Home Builders of Florida acquisitions, which closed in March 2005 and August 2005, respectively.
(4) The number and the dollar amount of net contracts and contract backlog in Unconsolidated Joint Ventures in the 2006 first quarter include the effect of the Town & Country Homes acquisition, which closed in March 2005.

	Cost of sales includes expenses for homebuilding and land sales. A breakout of such expenses for homebuilding sales and homebuilding gross margin is set forth below:

                              Three Months Ended
                                  January 31,
                            ----------------------
                               2006       2005
                            ----------  ----------
                            (Dollars in Thousands)

Sale of Homes.............. $1,246,197  $1,015,969
Cost of Sales, excluding
  interest.................    926,822     757,086
                            ----------  ----------
Homebuilding Gross Margin,
  before interest expense..    319,375     258,883
Homebuilding Cost of
  Sales Interest...........     16,111      17,579
                            ----------  ----------
Homebuilding Gross Margin,
  after interest expense... $  303,264  $  241,304
                            ==========  ==========

Gross Margin Percentage,
  before interest expense...     25.6%      25.5%

Gross Margin Percentage,
  after interest expense....     24.3%      23.8%


	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                               Three Months Ended
                                   January 31,
                              -------------------
                                2006       2005
                              --------   --------
Sale of Homes................   100.0%     100.0%
                              --------   --------
Cost of Sales, excluding
  interest:
      Homebuilding, land &
        development costs....    65.8%      66.1%
      Commissions............     2.3%       2.1%
      Financing concessions..     0.9%       0.9%
      Overheads..............     5.4%       5.4%
                              --------   --------
Total Cost of Sales, before
  interest expense...........    74.4%      74.5%
                              --------   --------
Gross Margin Percentage,
  before interest expense....    25.6%      25.5%

Cost of sales interest.......     1.3%       1.7%
                              --------   --------
Gross Margin Percentage,
  after interest expense.....    24.3%      23.8%
                              ========   ========

    	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the geographic mix of deliveries and the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. The consolidated gross margin before interest expense for the three months ended January 31, 2006 was 10 basis points higher than the same period in 2005. Our gross margin after interest expense for the three months ended January 31, 2006 was 50 basis points more than the same period last year. These minor fluctuations from period to period in cost of sales interest as a percentage of home revenues are due to the mix of homes sold and the inventory carrying period for those homes.

	Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues increased to 10.9% for the three months ended January 31, 2006, compared to 9.5% for the three months ended January 31, 2005. Such expenses increased $38.6 million for the three months ended January 31, 2006 compared to the same period last year. The dollar and percentage increases were in line with our growth goals as we increase selling, general and administrative costs associated with the expected increase in the number of active selling communities in all of our regions.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended
                                       January 31,
                                   ------------------
                                     2006      2005
                                   --------  --------

Land Sales........................ $ 10,555  $23,004
Cost of Sales, Excluding Interest.    7,865   14,171
                                   --------  --------
Land Sales Gross Margin,
  Excluding Interest..............    2,690    8,833
                                   --------  --------
Interest Expense..................      458      188
                                   --------  --------
Land Sales Gross Margin,
  Including Interest.............. $  2,232  $ 8,645
                                   ========  ========

	Land sales are incidental to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For the full fiscal year 2006, we expect pre-tax profit from land sales to be higher than they were in fiscal 2005. However, land sales are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three months ended January 31, 2006, financial services provided a $5.7 million profit before income taxes, compared to a profit of $4.3 million for the same period in 2005. The increase in pretax profit for the three months ended January 31, 2006 is primarily due to increased mortgage settlements and the addition of mortgage operations as a result of our 2005 acquisitions.


Corporate General and Administrative

	Corporate general and administrative expenses represent the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses increased to 2.2% for the three months ended January 31, 2006 from 1.5% for the prior year's three months. Corporate general and administrative expenses increased $11.8 million during the three months ended January 31, 2006, compared to the same period last year. The increase in corporate general and administrative expenses is primarily attributed to increased depreciation expense for new software systems, increased consulting services related to the new software implementation, Sarbanes Oxley compliance costs, increased compensation with more headcount and higher profit based bonuses, as well as the adoption of FAS 123R resulting in the expensing of stock options.

	While the sum of homebuilding, selling, general and administrative expenses and corporate general and administrative expenses as a percentage of total revenues for the first quarter is higher than the prior year's first quarter percentage, we expect these expenses as a percentage of revenues for the full fiscal year to be similar to the prior year.


Other Interest

	Other interest increased $0.7 million for the three months ended January 31, 2006, compared to three months ended January 31, 2005. This increase is primarily due to an increase in interest incurred and expensed on nonrecourse land mortgages directly related to property not yet under development.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, amortization of senior and senior subordinated note issuance expenses, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. The increase in other operations to $7.0 million for the three months ended January 31, 2006, compared to $1.9 million for the three months ended January 31, 2005, is primarily due to increased earnout expenses related to several recent acquisitions.


Intangible Amortization

	We are amortizing our definite life intangibles over their expected useful life, ranging from three to seven years. Intangible amortization increased $1.6 million for the three months ended January 31, 2006, when compared to the same period last year. This increase was the result of the amortization expense related to the acquisition of Cambridge Homes in March 2005, Oster Homes in August 2005 and First Home Builders of Florida in August 2005, offset by reduced amortization on older acquisitions.


Recent Accounting Pronouncements

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


Total Taxes

	Total taxes as a percentage of income before taxes decreased for the three months ended January 31, 2006 to 37.8% from 38.2% for the three months ended January 31, 2005. This decrease is primarily due to the benefit of the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004.

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


Inflation

	Inflation has a long-term effect, because increasing costs of land, materials, and labor result in increasing sale prices of our homes. In general, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. Recently in the more highly regulated markets that have seen significant home price appreciation, customer affordability has become a concern. Our broad product array insulates us to some extent, but it is something we are monitoring closely.

	Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 60% of our homebuilding cost of sales.


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

	All fiscal 2005 acquisitions provide for other payments to be made, generally dependant upon achievement of certain future operating and return objectives.


Transactions with Related Parties

	In December 2005, we entered into an agreement to purchase land in New Jersey from an entity that is owned by family relatives of our Chairman of the Board and our Chief Executive Officer at a base price of $25 million. The land will be acquired in four phases over a period of 30 months from the date of acquisition of the first phase. The purchase prices for phases two through four are subject to an increase in the purchase price for the phase of not less than 6% per annum and not more than 8% per annum from the date of the closing of the first phase based on an identified prime rate. As of the end of the first quarter of 2006, no land has been acquired. A deposit in the amount of $500,000, however, has been made by the Company. Neither the Company nor the Chairman of the Board or the Chief Executive Officer has a financial interest in the relatives' company from whom the land will be purchased.

	Pursuant to the Board of Director requirements, prior to the agreement being finalized, an independent appraisal of the property being purchased was performed. Upon review of the appraisal by the independent members of the Board of Directors the transaction was approved.


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

	Certain risks, uncertainties, and other factors are described in detail in Item 1 and 2 "Business and Properties" in our Form 10-K for the year ended October 31, 2005.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	The primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of January 31, 2006, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

                              As of January 31, 2006
                  -------------------------------------------
                             Expected Maturity Date
                                                                                      FMV @
                    2006   2007    2008      2009      2010    Thereafter   Total     1/31/06
                  ------  -------  -------  -------- --------  ---------- ---------- ---------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate....  $37,686 $140,915 $   711  $    760 $100,813  $1,286,230 $1,567,115 $1,535,245
    Average
    interest rate   6.10%   10.48%   6.69%     6.71%    6.01%       6.93%      7.17%          -

(1) Does not include bonds collateralized by mortgages receivable or the warehouse line of credit.

In addition, we have reassessed the market risk for our variable rate debt, which is based upon a margin plus at our option either (1) a base rate determined by reference to the higher of (a) a PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three, or six month interest period as selected by us, and we believe that a one percent increase in this rate would have an approximate
$0.3 million increase in interest expense for the three months ended
January 31, 2006, assuming an average of $113.1 million of variable rate debt outstanding from November 1, 2005 to January 31, 2006.


Item 4.  CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2006. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.

    In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  Other Information

     Item 1.  Legal Proceedings

	We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations and we are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

	We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and can prohibit or severely restrict development and homebuilding activity in certain environmentally sensitive regions or areas.

	In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the "EPA"). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We provided the EPA with information in response to its requests. We have since been advised by the Department of Justice ("DOJ") that it will be involved in the review of our storm water discharge practices. We cannot predict the outcome of the review of these practices or estimate the costs that may be involved in resolving the matter. To the extent that the EPA or the DOJ asserts violations of regulatory requirements and request injunctive relief or penalties, we will defend and attempt to resolve such asserted violations.

	In addition, in November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations of certain storm water discharge rules and assessing an administrative civil liability of $0.2 million and $0.3 million. We do not consider these assessments to be material and are considering our response to the notices.

	It can be anticipated that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules and regulations and their interpretations and application.

	Our sales and customer financing processes are subject to the jurisdiction of the U. S. Department of Housing and Urban Development ("HUD"). In connection with the Real Estate Settlement Procedures Act, HUD recently inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD's inquiries. In connection with these inquiries, the Inspector General of HUD has recommended to the Secretary of HUD that we indemnify HUD for any losses that it may sustain in connection with nine loans that it alleges were improperly underwritten. We cannot predict the outcome of HUD's inquiry or estimate the costs that may be involved in resolving the matter. We do not expect the ultimate cost to be material.


     Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds

	This table provides information with respect to purchases of shares of our Class A Common Stock made by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal first quarter of 2006.

	Issuer Purchases of Equity Securities (1)
                                                   Total Number
                                                     Of Shares      Maximum Number of
                                                   Purchased as      Shares That May
                                                  Part of Publicly  Yet Be Purchased
                 Total Number of   Average Price   Announced Plans   Under The Plans
Period           Shares Purchased  Paid Per Share    or Programs       or Programs
---------------- ----------------  -------------- ----------------  -----------------
November 1, 2005
Through
November 30, 2005                                                          1,487,668
-------------------------------------------------------------------------------------
December 1, 2005
Through
December 31, 2005      150,000            $48.64          150,000          1,337,668
-------------------------------------------------------------------------------------
January 1, 2006
Through
January 31, 2006                                                           1,337,668
-------------------------------------------------------------------------------------
Total                  150,000            $48.64          150,000
                 ================  ============== ================

(1) In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.

No shares of our Class B Common Stock or of our 7.625% Series A
Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal first quarter of 2006.


     Item 6.     Exhibits

                 Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

                 Exhibit 3(b) Certificate of Amendment of
                 Certificate of Incorporation of the
                 Registrant. (2)

                 Exhibit 3(c) Certificate of Amendment of
                 Certificate of Incorporation of the Registrant. (3)

                 Exhibit 3(d) Restated Bylaws of the Registrant. (4)

                 Exhibit 4(a) Indenture, dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian
                 Enterprises, Inc. and Wachovia Bank, National
                 Association, as Trustee. (5)

                 Exhibit 4(b) First Supplemental Indenture, dated as of November 3, 2003, among K. Hovnanian
                 Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee. (6)

                 Exhibit 4(c) Second Supplemental Indenture, dated as of March 18, 2004, among K. Hovnanian
                 Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee. (7)

                 Exhibit 4(d) Third Supplemental Indenture, dated as of July 15, 2004, among K. Hovnanian
                 Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee. (7)

                 Exhibit 4(e) Fourth Supplemental Indenture, dated as of April 19, 2005, among K. Hovnanian
                 Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee. (7)

                 Exhibit 4(f) Fifth Supplemental Indenture, dated as of September 6, 2005, among K. Hovnanian
                 Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee. (7)

                 Exhibit 4(g) Sixth Supplemental Indenture, dated as of February 27, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee, relating to the 7 1/2% Senior Notes due 2016 (including form of 7 1/2% Senior Notes due 2016). (8)

                 Exhibit 4(h) Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated
                 July 12, 2005.(9)

                 Exhibit 10(a) Fifth Amended and Restated Credit Agreement dated June 14, 2005. (10)

                 Exhibit 10(b) Amended and Restated Guaranty and
                 Suretyship Agreement, dated June 14, 2005. (10)

                 Exhibit 10(c) Death and Disability Agreement between the Registrant and Ara K. Hovnanian.

                 Exhibit 10(d) Form of Hovnanian Deferred Share Policy for Senior Executives.

                 Exhibit 10(e) Form of Hovnanian Deferred Share Policy.

                 Exhibit 10(f) Form of Non-Qualified Stock Option
                 Agreement.

                 Exhibit 10(g) Form of Incentive Stock Option
                 Agreement.

                 Exhibit 10(h) Form of Stock Option Agreement for
                 Directors.

                 Exhibit 10(i) Form of Restricted Share Unit
                 Agreement.

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

           (4) Incorporated by reference to Exhibit 3.2 to Registration Statement (No. 1-08551) on
                 Form 8-A of the Registrant.

           (5) Incorporated by reference to Exhibits to Registration Statement (No. 333-125738) on Form S-3 of the Registrant.

           (6) Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K on
                 November 7, 2003.

           (7) Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the
                 Registrant.

           (8)   Incorporated by reference to Exhibits to Current
                 Report of the Registrant on Form 8-K filed on February 27, 2006.

           (9)   Incorporated by reference to Exhibits to Current
                 Report on Form 8-K of the Registrant, filed on July 13,
                 2005.

          (10) Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.





                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  March 10, 2006               /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer




DATE:  March 10, 2006               /S/PAUL W. BUCHANAN
                                    Paul W. Buchanan,
                                    Senior Vice President
                                    Corporate Controller