Form 10-Q
period 2006-04-30
HOVNANIAN ENTERPRISES INC
filed 2006-06-08
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q


(Mark One)
[ X ]  Quarterly report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For quarterly period ended APRIL 30, 2006 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

Commission file number 1-8551

Hovnanian Enterprises, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware                                        22-1851059
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

110 West Front Street, P.O. Box 500, Red Bank, NJ  07701
(Address of Principal Executive Offices)   (Zip Code)

732-747-7800
(Registrant's Telephone Number, Including Area Code)

10 Highway 35, P. O. Box 500, Red Bank, NJ  07701
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]    No [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act).
Large Accelerated Filer [ X ]  Accelerated Filer  [   ]
Non-Accelerated Filer  [   ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,052,034 shares of Class A Common Stock and 14,670,716 shares of Class B Common Stock were outstanding as of May 26, 2006.


                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10-Q

                                     INDEX

                                                               PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Condensed Consolidated Balance Sheets as of April 30,
                2006 (unaudited) and October 31, 2005                 3

              Condensed Consolidated Statements of Income for the
                three and six months ended April 30, 2006 and
                2005 (unaudited)                                      5

              Condensed Consolidated Statement of Stockholders'
                Equity for the six months ended
                April 30, 2006 (unaudited)                            6

              Condensed Consolidated Statements of Cash Flows for
                the six months ended April 30, 2006
                and 2005 (unaudited)                                  7

              Notes to Condensed Consolidated Financial
                Statements (unaudited)                                8

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                        29

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                    51

     Item 4.  Controls and Procedures                                52

PART II.  Other Information
     Item 1.  Legal Proceedings                                      53

     Item 2.  Unregistered Sales of Equity Securities and
                Use of Proceeds                                      55

     Item 4.  Submission of Matters to a Vote of Security
                Holders                                              56

     Item 6.  Exhibits                                               57

Signatures                                                           60

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                 April 30,     October 31,
          ASSETS                                    2006          2005
                                                -----------    -----------
                                                (unaudited)
Homebuilding:
  Cash and cash equivalents.................... $    47,525    $   201,641
                                                -----------    -----------
  Restricted cash..............................       8,766         17,189
                                                -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development..............................   3,306,101      2,459,431
                                                -----------    -----------
    Land and land options held for future
      development or sale......................     561,220        595,806
                                                -----------    -----------
    Consolidated Inventory Not Owned:
      Specific performance options.............      10,696          9,289
      Variable interest entities...............     381,178        242,825
      Other options............................     136,530        129,269
                                                -----------    -----------
       Total Consolidated Inventory Not Owned..     528,404        381,383
                                                -----------    -----------
      Total Inventories........................   4,395,725      3,436,620
                                                -----------    -----------
  Investments in and advances to unconsolidated
    joint ventures.............................     211,556        187,205
                                                -----------    -----------

  Receivables, deposits, and notes ............      82,206        125,388
                                                -----------    -----------

  Property, plant, and equipment - net.........     110,509         96,891
                                                -----------    -----------

  Prepaid expenses and other assets............     165,642        125,662
                                                -----------    -----------

  Goodwill.....................................      32,658         32,658
                                                -----------    -----------

  Definite life intangibles....................     204,875        249,506
                                                -----------    -----------
      Total Homebuilding.......................   5,259,462      4,472,760
                                                -----------    -----------

Financial Services:
  Cash and cash equivalents....................       5,153          9,632
  Restricted cash..............................       1,351          1,037
  Mortgage loans held for sale.................     214,190        211,248
  Other assets.................................       6,482         15,375
                                                -----------    -----------
      Total Financial Services.................     227,176        237,292
                                                -----------    -----------
Income Taxes Receivable - Including Deferred
  Tax Benefits.................................      96,650          9,903
                                                -----------    -----------
Total Assets................................... $ 5,583,288    $ 4,719,955
                                                ===========    ===========
See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                     April 30,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2006        2005
                                                    -----------  -----------
                                                    (unaudited)
Homebuilding:
  Nonrecourse land mortgages....................... $    38,117  $    48,673
  Accounts payable and other liabilities...........     500,286      510,529
  Customers' deposits..............................     238,709      259,930
  Nonrecourse mortgages secured by operating
    properties.....................................      24,017       24,339
  Liabilities from inventory not owned.............     254,691      177,014
                                                    -----------  -----------
      Total Homebuilding...........................   1,055,820    1,020,485
                                                    -----------  -----------
Financial Services:
  Accounts payable and other liabilities...........       8,887        8,461
  Mortgage warehouse line of credit................     195,189      198,856
                                                    -----------  -----------
      Total Financial Services.....................     204,076      207,317
                                                    -----------  -----------
Notes Payable:
  Revolving credit agreement.......................     275,000
  Senior notes.....................................   1,399,247    1,098,739
  Senior subordinated notes........................     400,000      400,000
  Accrued interest.................................      25,375       20,808
                                                    -----------  -----------
      Total Notes Payable..........................   2,099,622    1,519,547
                                                    -----------  -----------

Total Liabilities..................................   3,359,518    2,747,349
                                                    -----------  -----------

Minority interest from inventory not owned.........     243,339      180,170
                                                    -----------  -----------

Minority interest from consolidated joint ventures.       3,241        1,079
                                                    -----------  -----------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; issued 5,600 shares at April 30,
    2006 and at October 31, 2005 with a
    liquidation preference of $140,000.............     135,299      135,389
  Common Stock,Class A,$.01 par value-authorized
    200,000,000 shares; issued 58,378,455 shares at
    April 30, 2006 and 57,976,455 shares at
    October 31, 2005 (including 11,295,656 shares
    at April 30, 2006 and 10,995,656 shares at
    October 31, 2005 held in Treasury)..............        584          580
  Common Stock,Class B,$.01 par value (convertible
    to Class A at time of sale) authorized
    30,000,000 shares; issued 15,363,534 shares at
    April 30, 2006 and 15,370,250 shares at
    October 31, 2005  (including 691,748 shares at
    April 30, 2006 and October 31, 2005 held in
    Treasury).......................................        154          154
  Paid in Capital...................................    234,018      236,001
  Retained Earnings.................................  1,705,359    1,522,952
  Deferred Compensation.............................                 (19,648)
  Treasury Stock - at cost..........................    (98,224)     (84,071)
                                                    -----------  -----------
      Total Stockholders' Equity....................  1,977,190    1,791,357
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity..........$ 5,583,288  $ 4,719,955
                                                    ===========  ===========

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Data)
(Unaudited)
                                          Three Months Ended        Six Months Ended
                                              April 30,                 April 30,
                                        -----------------------  ----------------------
                                            2006        2005        2006        2005
                                        -----------  ----------  ----------  ----------
Revenues:
  Homebuilding:
    Sale of homes...................... $ 1,479,548  $1,189,672  $2,725,745  $2,205,641
    Land sales and other revenues......      73,382       3,528      85,915      27,927
                                        -----------  ----------  ----------  ----------
      Total Homebuilding...............   1,552,930   1,193,200   2,811,660   2,233,568
  Financial Services...................      21,191      16,269      40,453      30,462
                                        -----------  ----------  ----------  ----------
      Total Revenues...................   1,574,121   1,209,469   2,852,113   2,264,030
                                        -----------  ----------  ----------  ----------
Expenses:
  Homebuilding:
    Cost of sales, excluding interest..   1,180,299     876,827   2,114,986   1,648,083
    Cost of sales interest.............      20,283      18,464      36,852      36,231
                                        -----------  ----------  ----------  ----------
      Total Cost of Sales..............   1,200,582     895,291   2,151,838   1,684,314
                                        -----------  ----------  ----------  ----------

    Selling, general and administrative     151,853     106,704     287,087     203,292
    Inventory impairment loss..........       5,595       1,500       8,704       1,998
                                        -----------  ----------  ----------  ----------
      Total Homebuilding...............   1,358,030   1,003,495   2,447,629   1,889,604

  Financial Services...................      14,517      11,467      28,047      21,387

  Corporate General and Administrative.      25,911      14,916      53,633      30,794

  Other Interest.......................         700         539       1,520         694

  Other Operations.....................       8,521       1,279      15,522       3,219

  Intangible Amortization..............      13,391      10,386      25,060      20,474
                                        -----------  ----------  ----------  ----------
      Total Expenses...................   1,421,070   1,042,082   2,571,411   1,966,172
                                        -----------  ----------  ----------  ----------
Income from unconsolidated joint
    ventures...........................       9,497       7,140      17,072       8,575
                                        -----------  ----------  ----------  ----------

Income Before Income Taxes.............     162,548     174,527     297,774     306,433
                                        -----------  ----------  ----------  ----------
State and Federal Income Taxes:
  State................................       6,235      10,318      11,109      15,764
  Federal..............................      52,664      58,073      98,920     103,051
                                        -----------  ----------  ----------  ----------
    Total Taxes........................      58,899      68,391     110,029     118,815
                                        -----------  ----------  ----------  ----------
Net Income.............................     103,649     106,136     187,745     187,618
Less:  Preferred Stock Dividends.......       2,669                   5,338
                                        -----------  ----------  ----------  ----------
Net Income Available to Common
  Stockholders......................... $   100,980  $  106,136  $  182,407  $  187,618
                                        ===========  ==========  ==========  ==========
Per Share Data:
Basic:
  Income per common share.............. $      1.60  $     1.71  $     2.90  $     3.01
  Weighted average number of common
    shares outstanding.................      62,919      62,233      62,864      62,237
Assuming dilution:
  Income per common share.............. $      1.55  $     1.62  $     2.80  $     2.87
  Weighted average number of common
     shares outstanding................      65,106      65,498      65,254      65,459

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
(Unaudited)
                      A Common Stock    B Common Stock        Preferred Stock
                   ------------------ ------------------ ---------------------
                     Shares             Shares            Shares
                   Issued and         Issued and         Issued and             Paid-In   Retained  Deferred Treasury
                   Outstanding Amount Outstanding Amount Outstanding   Amount   Capital   Earnings    Comp.    Stock      Total
                   ----------- ------ ----------- ------ ----------- ---------- -------- ---------- -------- ---------  ----------
Balance,
  October 31, 2005.46,980,799 $  580  14,678,502 $  154        5,600 $  135,389 $236,001 $1,522,952 $(19,648)$(84,071)  $1,791,357

Issuance costs.....                                                         (90)                                               (90)

Preferred Dividend
  Declared ($476.56 per
  Share)..........                                                                           (5,338)                        (5,338)

Stock Options,
  amortization
  and issuances,
  net of tax........  200,596      2                                              11,296                                    11,298

Restricted Stock
  amortization,
  issuances and
  forfeitures,
  net of tax........  194,688      2                                               6,369                                     6,371

Reclass Due to
  SFAS 123R
  Implementation
  (See Note 2)......                                                             (19,648)             19,648                     -

Conversion of
  Class B to
  Class A
  common stock......    6,716             (6,716)                                                                                -

Treasury Stock
  Purchases.........  (300,000)                                                                                (14,153)    (14,153)

Net Income..........                                                                          187,745                      187,745
                    ----------- ------ ----------- ------ -----------  ---------- -------- ---------- -------- --------- ----------
Balance,
  April 30, 2006.....47,082,799 $  584  14,671,786 $  154       5,600  $  135,299 $234,018 $1,705,359 $      - $(98,224) $1,977,190
                    =========== ====== =========== ====== ===========  ========== ======== ========== ======== ========= ==========

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - unaudited)
                                                           Six Months Ended
                                                              April 30,
                                                       ------------------------
                                                           2006         2005
                                                       -----------  -----------
Cash Flows From Operating Activities:
  Net Income.......................................... $   187,745   $  187,618
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
      Depreciation....................................       6,319        3,513
      Intangible amortization.........................      25,060       20,474
      Compensation from stock options and awards......      16,955        2,891
      Amortization of bond discounts..................         508          309
      Excess tax benefits from share-based payment....      (3,802)           -
      Loss (gain) on sale and retirement of property
        and assets....................................         145         (663)
      Equity earnings in unconsolidated entities.....      (17,072)      (8,575)
      Distributions from unconsolidated entities.....        9,829        5,626
      Deferred income taxes...........................     (40,761)      (6,357)
      Impairment losses...............................       8,704        1,998
      Decrease (increase) in assets:
        Mortgage notes receivable.....................      (2,940)      52,540
        Restricted cash, receivables, prepaids and
         other assets.................................      44,128      (26,091)
        Inventories...................................    (805,208)    (213,974)
     (Decrease) increase in liabilities:
        State and Federal income taxes................     (45,986)     (92,197)
        Customers' deposits...........................     (20,977)      23,067
        Interest and other accrued liabilities........       5,349      (23,234)
        Accounts payable..............................     (10,705)     (15,223)
                                                       -----------  -----------
          Net cash (used in) operating activities.....    (642,709)     (88,278)
                                                       -----------  -----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......         166        1,238
  Purchase of property, equipment and other fixed
    Assets and acquisitions...........................     (44,454)    (119,375)
  Investments in and advances to unconsolidated
    entities..........................................     (17,343)     (52,730)
  Distributions from unconsolidated entities..........         271          625
                                                       -----------  -----------
          Net cash (used in) investing activities.....     (61,360)    (170,242)
                                                       -----------  -----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................      47,736       45,028
  Net proceeds (payments) related to revolving
    credit agreement.................................      275,000       (9,900)
  Net (payments) related to mortgage
    warehouse line of credit..........................      (3,668)     (64,091)
  Proceeds from senior debt...........................     300,000      200,000
  Proceeds from senior subordinated debt..............           -      100,000
  Payments of issuance costs..........................         (90)
  Principal payments on mortgages and notes...........     (58,529)     (27,795)
  Excess tax benefits from share-based payment........       3,802            -
  Preferred dividends paid...........................       (5,338)           -
  Purchase of treasury stock..........................     (14,153)     (15,934)
  Proceeds from sale of stock and employee stock plan.         714        5,360
                                                       -----------  -----------
          Net cash provided by financing activities....    545,474      232,668
                                                       -----------  -----------
Net (Decrease) in Cash.................................   (158,595)     (25,852)
Cash and Cash Equivalents Balance, Beginning
  of Period...........................................     211,273       60,959
                                                       -----------  -----------
Cash and Cash Equivalents Balance, End of Period...... $    52,678  $    35,107
                                                       ===========  ===========
Supplemental Disclosures of Cash Flow
  Cash paid during the year for:
    Interest.........................................  $    37,296  $    33,681
                                                       ===========  ===========
    Income taxes.....................................  $   165,446  $   211,146
                                                       ===========  ===========
Supplemental disclosures of noncash operating
  activities:
  Consolidated Inventory Not Owned:
    Specific performance options.....................  $     9,385  $    34,309
    Variable interest entities.......................      363,888      113,652
    Other options....................................      134,015      115,162
                                                       -----------  -----------
  Total Inventory Not Owned..........................  $   507,288  $   263,123
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

	SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, applying the "modified prospective method" for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for April 30, 2006: risk-free interest rate of 4.13%; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.44; and a weighted average expected life of the option of 5.2 years. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation (estimated at 2% for fiscal 2006 and fiscal 2005, respectively,) and requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption.

	Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation is included in deferred compensation in stockholders' equity beginning in the first quarter of fiscal 2004. Upon adoption of SFAS 123R, deferred compensation is no longer recorded for non vested stock awards, therefore deferred compensation was reclassified to Paid-In Capital.

	For the three months and six months ended April 30, 2006, the Company's total stock-based compensation expense was $9.1 million ($5.8 million net of tax) and $17.0 million ($10.7 million net of tax), respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $4.1 million ($2.6 million net of tax) and $7.4 million ($4.7 million net of tax) for the three and six months ended April 30, 2006, respectively.

	The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three and six months ended April 30, 2005 as if the Company's stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS 123R:

                                   Three Months Ended  Six Months Ended
                                     April 30, 2005     April 30, 2005
                                   ------------------  -----------------
Net income as reported..........       $106,136           $187,618

Deduct:  total stock-based employee
  compensation expense determined
  using Black-Scholes fair value
  based method for all awards...          1,490              2,842
                                       --------           --------
Pro forma net income............       $104,646           $184,776
                                       ========           ========
Pro forma basic earnings per share     $   1.68           $   2.97
                                       ========           ========
Basic earnings per share as
  reported......................       $   1.71           $   3.01
                                       ========           ========
Pro forma diluted earnings per
  share.........................       $   1.60           $   2.82
                                       ========           ========
Diluted earnings per share as
  reported......................       $   1.62           $   2.87
                                       ========           ========

	Pro forma information regarding net income and earnings per share is calculated as if we had accounted for our stock-based compensation under the fair value method of SFAS 123R. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for April 30, 2005: risk-free interest rate of 4.17% for both periods; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.43; and a weighted average expected life of the option of 4.9 years.

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

	3.  Interest costs incurred, expensed and capitalized were:

                              Three Months Ended   Six Months Ended
                                   April 30,          April 30,
                              ------------------  ------------------
                                2006      2005      2006     2005
                              --------  --------  --------  --------
                                      (Dollars in Thousands)
Interest Capitalized at
  Beginning of Period(1)..... $ 61,781  $ 40,587  $ 48,366  $ 37,465
Plus Interest Incurred(2)....   36,250    22,904    67,054    43,948
Less Cost of Sales Interest
  Expensed(3)................   20,283    18,464    36,852    36,231
Less Other Interest Expensed.      700       539     1,520       694
                              --------  --------  --------  --------
Interest Capitalized at
  End of Period.............. $ 77,048  $ 44,488  $ 77,048  $ 44,488
                              ========  ========  ========  ========

(1) Beginning balance for 2006 does not include interest incurred of $2.3 million which is capitalized in property, plant, and equipment.
(2) Data does not include interest incurred by our mortgage and finance subsidiaries.
(3) Represents interest on borrowings for construction, land and development costs, which are charged to interest expense when homes are delivered.

	4. Accumulated depreciation at April 30, 2006 and October 31, 2005 amounted to $36.5 million and $30.5 million, respectively, for our homebuilding assets.

       5. In accordance with Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In addition, from time to time, we will write off certain residential land options including approval and engineering costs for land we decided not to purchase. We wrote off such costs in the amount of $5.6 million and $1.5 million during the three months ended April 30, 2006 and 2005, respectively, and $8.7 million and $2.0 million during the six months ended April 30, 2006 and 2005, respectively. Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as "Homebuilding-Inventory impairment loss".

       6. We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue warranty costs under our general liability insurance deductible as part of selling, general and administrative costs. For fiscal 2006, our deductible is $20 million per occurrence with an aggregate $20 million for construction defect claims. (deductible was $5 million per occurrence for homes built in fiscal 2005). Additions and charges incurred in the warranty accrual and general liability accrual for the three and six months ended April 30, 2006 and 2005 are as follows:

                                 Three Months Ended     Six Months Ended
                                     April 30,              April 30,
                                  ------------------  ------------------
                                     2006      2005      2006     2005
                                  --------  --------  --------  --------
                                          (Dollars in Thousands)
Balance, beginning of period..... $ 87,631  $ 74,116  $ 86,706  $ 64,922
Company acquisitions during
  period.........................      186                 186
Additions........................    5,066    12,580    12,330    25,917
Charges incurred.................   (2,650)   (5,574)   (8,989)   (9,717)
                                  --------  --------  --------  --------
Balance, end of period..........  $ 90,233  $ 81,122  $ 90,233  $ 81,122
                                  ========  ========  ========  ========

	Warranty accruals are based upon historical experience. We engage a third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees.

	Insurance claims paid by our insurance carriers were $4.8 million and $7.0 million for the six months ended April 30, 2006 and 2005, respectively.

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

       8. As of April 30, 2006 and October 31, 2005, respectively, we are obligated under various performance letters of credit amounting to $432.8 million and $330.8 million.

	9. As of April 30, 2006, our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of banks provided a revolving credit line of $1.2 billion through July 2009. The facility contained an accordion feature under which the aggregate commitment could be increased to $1.3 billion subject to the availability of additional commitments. Interest was payable monthly at various rates at our option, based on either (1) a LIBOR-based rate for a one, two, three, or six month interest period as selected by us plus a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement or (2) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2%. In addition, we paid a fee ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit line depending on our Consolidated Leverage Ratio and the average percentage unused portion of the revolving credit line. As of April 30, 2006 and October 31, 2005, the outstanding balance under the Agreement was $275.0 million and zero, respectively.

	On May 31, 2006, we entered into an amended and restated unsecured Revolving Credit Agreement ("May 2006 Agreement") with a group of lenders. The May 2006 Agreement replaced the Agreement and increased the revolving credit line from $1.2 billion to $1.5 billion and extended the maturity through May 2011. The facility contains an accordion feature under which the aggregate commitment can be increased to $2.0 billion subject to the availability of additional commitments. Loans under the May 2006 Agreement will bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the May 2006 Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line.

	We and each of our significant subsidiaries, except for K. Hovnanian Enterprises, Inc., the borrower, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the May 2006 Agreement and was a guarantor under the prior Agreement.

       Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $250 million through October 30, 2006. Interest is payable monthly at the Eurodollar Rate plus 1.0%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. On May 19, 2006, we amended our secured mortgage loan warehouse agreement. Pursuant to the new agreement, we may borrow up to $250 million through May 18, 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%.

       We also have a $100 million commercial paper facility. On April 21, 2006, we amended our $100 million commercial paper facility. Pursuant to the new agreement, the facility will expire on April 20, 2007 and interest is payable monthly at the LIBOR Rate plus 0.65%. As of April 30, 2006 and October 31, 2005, borrowings under both agreements were $195.2 million and $198.9 million, respectively.

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

       At April 30, 2006, we had $1,405.3 million of outstanding senior notes ($1,399.2 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, and $300 million 7 1/2% Senior Notes due 2016. At April 30, 2006, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010.

       	On June 5, 2006, we entered into an underwriting agreement to sell $250 million 8 5/8% Senior Notes due 2017. The estimated net proceeds of $247.7 million, after giving effect to discounts and commissions but without giving effect to our estimated expenses of the offering, will be used to repay amounts outstanding under the May 2006 Agreement. Subject to customary closing conditions contained in the underwriting agreement, we expect to settle this transaction on June 12, 2006.

       Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions, may do so from time to time.

       11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock, of 2.2 million and 3.3 million for the three months ended April 30, 2006 and 2005, respectively, and approximately 2.4 million and 3.2 million for the six months ended April 30, 2006 and 2005, respectively.

       12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq National Market under the symbol "HOVNP". The net proceeds from the offering, reflected in Preferred Stock in the Condensed Consolidated Balance Sheet, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. On both January 17, 2006 and April 17, 2006, we paid $2.7 million of dividends on the Series A Preferred Stock.

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

	Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee (we currently define significant as greater than $100,000 because we have determined that in the aggregate the VIEs related to deposits of this size or less are not material), we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we consolidate it on our balance sheet. The fair value of the VIE's inventory is reported as "Consolidated Inventory Not Owned - Variable interest entities".

	Typically, the determining factor in whether or not we are the primary beneficiary is the deposit amount as a percentage of the total purchase price, because it determines the amount of the first risk of loss we take on the contract. The higher this percentage deposit, the more likely we are to be the primary beneficiary. Other important criteria that impact the outcome of the analysis, are the probability of getting the property through the approval process for residential homes, because this impacts the ultimate value of the property, as well as who is the responsible party (seller or buyer) for funding the approval process and development work that will take place prior to the decision to exercise the option.

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

	At April 30, 2006, all 35 VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $27.3 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $381.2 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At April 30, 2006, the balance reported in minority interest from inventory not owned was $243.3 million. Creditors of these VIEs have no recourse against us.

	We will continue to control land and lots using options. Not all our deposits are with VIEs. Including the deposits with the 35 VIEs above, at April 30, 2006, we have total cash and letters of credit deposits amounting to approximately $465.7 million to purchase land lots with a total purchase price of $5.3 billion. The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

	14. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures - We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base, and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those entered into with developers and other homebuilders, as well as financial investors, to develop finished lots for sale to the joint venture's members or other third parties. As of April 30, 2006, we have investments in nine homebuilding joint ventures and nine land development joint ventures. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.


                                                  April 30, 2006
                                  ------------------------------------------------
                                   Homebuilding   Land Development      Total
                                  --------------  ----------------  --------------
Assets:
Cash and cash equivalents.......  $      50,487   $         3,820   $      54,307
Inventories.....................        687,372           205,055         892,427
Other assets....................        126,973             3,927         130,900
                                  --------------  ----------------  --------------
Total assets....................  $     864,832   $       212,802   $   1,077,634
                                  ==============  ================  ==============

Liabilities and Equity:
Accounts payable and
  accrued liabilities...........  $     140,945   $        23,472   $     164,417
Notes payable...................        352,582            60,818         413,400
Equity of:
  Hovnanian Enterprises, Inc....         89,838            90,570         180,408
  Others........................        281,467            37,942         319,409
                                  --------------  ----------------  --------------
Total Equity....................        371,305           128,512         499,817
                                  --------------  ----------------  --------------
Total liabilities and equity....  $     864,832   $       212,802   $   1,077,634
                                  ==============  ================  ==============
Debt to Capitalization Ratio....            49%               32%             45%

                                                  October 31, 2005
                                  ------------------------------------------------
                                   Homebuilding   Land Development      Total
                                  --------------  ----------------  --------------
Assets:
Cash and cash equivalents.......  $       46,200  $          5,012  $       51,212
Inventories.....................         694,408           198,267         892,675
Other assets....................         166,974               295         167,269
                                  --------------  ----------------  --------------
Total assets....................  $      907,582  $        203,574  $    1,111,156
                                  ==============  ================  ==============

Liabilities and Equity:
Accounts payable and
  accrued liabilities...........  $      228,264  $         21,523  $      249,787
Notes payable...................         316,532            59,131         375,663
Equity of:
  Hovnanian Enterprises, Inc....          75,349            86,593         161,942
  Others........................         287,437            36,327         323,764
                                  --------------  ----------------  --------------
Total Equity....................         362,786           122,920         485,706
                                  --------------  ----------------  --------------
Total liabilities and equity....  $      907,582  $        203,574  $    1,111,156
                                  ==============  ================  ==============
Debt to Capitalization Ratio....             47%               32%             44%


    As of April 30, 2006 and October 31, 2005, we had advances outstanding of approximately $27.9 million and $23.7 million, respectively, to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. On our Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheet our "Investments in and advances to unconsolidated joint ventures" amounted to $211.6 million and $187.2 million at April 30, 2006 and October 31, 2005, respectively. The minor difference between the Hovnanian equity balance plus advances to unconsolidated joint ventures balance disclosed here compared to the Hovnanian Enterprises, Inc. Condensed Consolidated
Balance Sheet is due to a different inside basis versus outside basis in certain joint ventures.

                                      For the Three Months Ended April 30,2006
                                  ------------------------------------------------
                                   Homebuilding   Land Development      Total
                                  --------------  ----------------  --------------
Revenues........................  $     248,120   $         4,030   $     252,150
Cost of sales and expenses......       (213,086)           (4,594)       (217,680)
                                  --------------  ----------------  --------------
Net income (loss)...............  $      35,034   $          (564)  $      34,470
                                  ==============  ================  ==============
Our share of net earnings (losses)$       9,959   $          (462)  $       9,497
                                  ==============  ================  ==============


                                      For the Three Months Ended April 30,2005
                                  ------------------------------------------------
                                   Homebuilding   Land Development      Total
                                  --------------  ----------------  --------------

Revenues........................  $     124,007   $         4,973   $     128,980
Cost of sales and expenses......       (107,848)           (5,952)       (113,800)
                                  --------------  ----------------  --------------
Net income (loss)...............  $      16,159   $          (979)  $      15,180
                                  ==============  ================  ==============
Our share of net earnings (losses)$       7,319   $          (179)  $       7,140
                                  ==============  ================  ==============



                                      For the Six Months Ended April 30,2006
                                  ------------------------------------------------
                                   Homebuilding   Land Development      Total
                                  --------------  ----------------  --------------

Revenues........................  $     464,168   $        12,431   $     476,599
Cost of sales and expenses......       (403,983)          (12,251)       (416,234)
                                  --------------  ----------------  --------------
Net income......................  $      60,185   $           180   $      60,365
                                  ==============  ================  ==============
Our share of net earnings (losses)$      17,258   $          (186)  $      17,072
                                  ==============  ================  ==============

                                      For the Six Months Ended April 30,2005
                                  ------------------------------------------------
                                   Homebuilding   Land Development      Total
                                  --------------  ----------------  --------------

Revenues........................  $     135,189   $         7,701   $     142,890
Cost of sales and expenses......       (117,121)           (8,962)       (126,083)
                                  --------------  ----------------  --------------
Net income (loss)...............  $      18,068   $        (1,261)  $      16,807
                                  ==============  ================  ==============
Our share of net earnings (losses)$       8,952   $          (377)  $       8,575
                                  ==============  ================  ==============


    Income from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Financial Statements and reflects our proportionate share of the income of these unconsolidated homebuilding and land development joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent. In determining whether or not we must consolidate joint ventures, where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us or the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

    Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture's total assets, and such financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion guarantees and limited environmental indemnifications.

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

	16. Intangible Assets - The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We are amortizing the definite life intangibles over their expected useful lives, ranging from three to seven years.

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

	In connection with the First Home Builders of Florida and Oster Homes acquisitions, we have definite life intangible assets equal to the excess purchase price over the fair value of net tangible assets of $121 million in the aggregate. We are awaiting the appraisal from these acquisitions. Until the appraisals are received, we estimated the intangible value for amortization calculations. We expect to have final appraisals by the third quarter ended July 31, 2006. We expect to amortize the definite life intangibles over their estimated lives.

	On April 17, 2006, we acquired for cash the assets of CraftBuilt Homes, a privately held homebuilder headquartered in Bluffton, South Carolina. In connection with the acquisition, we have definite life intangible assets equal to the excess purchase price over the fair value of net tangible assets of $4.5 million in the aggregate. We are awaiting the appraisal from this acquisition. Until the appraisal is received, we estimated the intangible value for amortization calculations. We expect to have the final appraisal by the end of the second quarter of fiscal 2007. We expect to amortize the definite life intangibles over their estimated lives.

       18. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of April 30, 2006 had issued and outstanding $400 million of Senior Subordinated Notes, $1,405.3 million face value of Senior Notes, and $275 million drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

	In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our title insurance subsidiaries, joint ventures, and certain other subsidiaries (collectively, the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Agreement.

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


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 30, 2006
(Dollars in Thousands)
                                                           Guarantor      Non-
                                             Subsidiary    Subsid-     Guarantor    Elimin-      Consol-
                                    Parent    Issuer       iaries     Subsidiaries  ations       idated
                                  ---------- ----------  ------------ ------------ ----------- ----------
ASSETS
Homebuilding..................... $    1,238 $  130,096  $ 4,844,120  $    284,008 $           $5,259,462
Financial Services.................                               99       227,077                227,176
Income Taxes (Payable) Receivable..   35,799                  60,565           286                 96,650
Investments in and amounts due to
  and from consolidated
  subsidiaries...................  1,940,153  2,281,543   (2,374,684)     (241,662) (1,605,350)         -
                                  ---------- ----------  ------------ ------------ ----------- ----------
Total Assets..................... $1,977,190 $2,411,639  $ 2,530,100  $    269,709 $(1,605,350)$5,583,288
                                  ========== ==========  ============ ============ =========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding...................   $          $           $ 1,025,003  $     30,817 $           $1,055,820
Financial Services.............                                   58       204,018                204,076
Notes Payable...................              2,098,584        1,038                            2,099,622
Minority Interest................                            243,339         3,241                246,580
Stockholders' Equity.............  1,977,190    313,055    1,260,662        31,633  (1,605,350) 1,977,190
                                  ---------- ----------  ------------ ------------ ----------- ----------
Total Liabilities and Stockholders'
  Equity......................... $1,977,190 $2,411,639  $ 2,530,100  $    269,709 $(1,605,350)$5,583,288
                                  ========== ==========  ============ ============ =========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2005
(Dollars in Thousands)
                                                         Guarantor      Non-
                                             Subsidiary   Subsid-     Guarantor     Elimin-     Consol-
                                    Parent    Issuer      iaries     Subsidiaries   ations      idated
                                  ---------- ---------- ------------ ------------  ---------- -----------
Assets
Homebuilding......................$    1,192 $  325,997 $ 3,931,333  $    214,238  $           $4,472,760
Financial Services................                              200       237,092                 237,292
Income Taxes (Payable) Receivable.   (22,704)                32,970          (363)                  9,903
Investments in and Amounts Due to
  And From Consolidated
  Subsidiaries.................... 1,812,869  1,413,666  (1,617,271)     (189,626) (1,419,638)          -
                                  ---------- ---------- ------------ ------------  ----------- ----------
Total Assets......................$1,791,357 $1,739,663 $ 2,347,232  $    261,341 $(1,419,638) $4,719,955
                                  ========== ========== ============ ============ ============ ==========

Liabilities
Homebuilding......................$          $   20,431 $   996,428  $      3,626  $           $1,020,485
Financial Services.................                              81       207,236                 207,317
Notes Payable......................           1,498,739      (3,531)       24,339               1,519,547
Minority Interest..................                         180,170         1,079                 181,249
Stockholders' Equity...............1,791,357    220,493   1,174,084        25,061  (1,419,638)  1,791,357
                                  ---------- ----------- ------------ ------------  ----------- ---------
Total Liabilities and Stockholders'
  Equity......................... $1,791,357 $1,739,663 $ 2,347,232  $    261,341 $(1,419,638) $4,719,955
                                  ========== ========== ============ ============ ============ ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2006
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                    Parent   Issuer     iaries    Subsidiaries   ations     idated
                                   -------- ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.................... $        $       98 $1,541,591 $     11,241 $          $1,552,930
  Financial Services...............                         2,021       19,170                21,191
  Intercompany Charges.............             76,084     75,685                (151,769)         -
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 162,548                                      (162,548)         -
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Revenues................  162,548     76,182  1,619,297       30,411   (314,317) 1,574,121
                                   -------- ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................                497  1,436,417        5,686    (36,047) 1,406,553
  Financial Services...............                         1,296       13,221                14,517
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Expenses.................                497  1,437,713       18,907    (36,047) 1,421,070
                                   -------- ---------- ---------- ------------ ---------- ----------
Income from Unconsolidated
  Joint Ventures...................                         9,497                              9,497
                                   -------- ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes.  162,548     75,685    191,081       11,504   (278,270)   162,548

State and Federal Income Taxes.....  58,899     24,637     69,886        4,879    (99,402)    58,899
                                   -------- ---------- ---------- ------------ ---------- ----------
Net Income (Loss)................. $103,649 $   51,048 $  121,195 $      6,625 $ (178,868)$  103,649
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
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                   -------- ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding....................$         $       59 $1,192,973 $        168 $          $1,193,200
  Financial Services...............                         1,945       14,324                16,269
  Intercompany Charges.............             52,263     52,864                (105,127)         -
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 174,527                                      (174,527)         -
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Revenues................  174,527     52,322  1,247,782       14,492   (279,654) 1,209,469
                                   -------- ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................               (543) 1,060,303          857    (30,002) 1,030,615
  Financial Services...............                         1,042       11,418       (993)    11,467
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Expenses.................               (543) 1,061,345       12,275    (30,995) 1,042,082
                                   -------- ---------- ---------- ------------ ---------- ----------
Income from Unconsolidated
  Joint Ventures..................                          7,140                              7,140
                                   -------- ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes.  174,527    52,865     193,577        2,217   (248,659)   174,527

State and Federal Income Taxes.....  68,391     6,074      37,704       (2,852)   (40,926)    68,391
                                   -------- ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$ 106,136 $  46,791  $  155,873 $      5,069 $ (207,733)$  106,136
                                   ======== ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2006
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                    Parent   Issuer     iaries    Subsidiaries   ations     idated
                                   -------- ---------- ---------- ------------ ---------- ----------
Revenues:
  Homebuilding.................... $        $      251 $2,798,018 $     13,391 $          $2,811,660
  Financial Services...............                         4,276       36,177                40,453
  Intercompany Charges.............            142,842    142,388                (285,230)         -
  Equity In Pretax Income of
    Consolidated Subsidiaries...... 297,774                                      (297,774)         -
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Revenues................  297,774    143,093  2,944,682       49,568   (583,004) 2,852,113
                                   -------- ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................                705  2,601,758        7,141    (66,240) 2,543,364
  Financial Services...............                         2,179       26,113       (245)    28,047
                                   -------- ---------- ---------- ------------ ---------- ----------
    Total Expenses.................                705  2,603,937       33,254    (66,485) 2,571,411
                                   -------- ---------- ---------- ------------ ---------- ----------
Income from Unconsolidated
  Joint Ventures...................                        17,072                             17,072
                                   -------- ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes.  297,774    142,388    357,817       16,314   (516,519)   297,774

State and Federal Income Taxes..... 110,029     48,048    131,750        6,791   (186,589)   110,029
                                   -------- ---------- ---------- ------------ ---------- ----------
Net Income (Loss)................. $187,745 $   94,340 $  226,067 $      9,523 $ (329,930)$  187,745
                                   ======== ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2005
(Dollars in Thousands)
                                                       Guarantor    Non-
                                            Subsidiary  Subsid-   Guarantor      Elimin-    Consol-
                                   Parent    Issuer     iaries    Subsidiaries   ations     idated
                                  --------  ---------- ---------- ------------ ---------- ----------

Revenues:
  Homebuilding....................$         $      101 $2,232,571 $        896 $          $2,233,568
  Financial Services...............                         2,974       27,488                30,462
  Intercompany Charges.............            100,660    101,849                (202,509)         -
  Equity In Pretax Income of
    Consolidated Subsidiaries......306,433                                       (306,433)         -
                                  --------  ---------- ---------- ------------ ---------- ----------
    Total Revenues................ 306,433     100,761  2,337,394       28,384   (508,942) 2,264,030
                                  --------  ---------- ---------- ------------ ---------- ----------
Expenses:
  Homebuilding.....................             (1,088) 1,996,758        2,028    (52,913) 1,944,785
  Financial Services...............                         1,772       21,493     (1,878)    21,387
                                  --------  ---------- ---------- ------------ ---------- ----------
    Total Expenses.................             (1,088) 1,998,530       23,521    (54,791) 1,966,172
                                  --------  ---------- ---------- ------------ ---------- ----------
Income from Unconsolidated
  Joint Ventures.................                           8,575                              8,575
                                  --------  ---------- ---------- ------------ ---------- ----------
Income (Loss) Before Income Taxes. 306,433     101,849    347,439        4,863   (454,151)   306,433

State and Federal Income Taxes.....118,815      23,172     92,627        1,306   (117,105)   118,815
                                  --------  ---------- ---------- ------------ ---------- ----------
Net Income (Loss).................$187,618  $   78,677 $  254,812 $      3,557 $ (337,046)$  187,618
                                  ========  ========== ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2006
(Dollars in Thousands)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................ $187,745  $  94,340  $ 226,067   $    9,523 $(329,930)   $187,745
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities... (65,373)        60 (1,045,498)     (49,573)  329,930    (830,454)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)    122,372     94,400   (819,431)     (40,050)        -    (642,709)
      Operating Activities...........

Net Cash (Used In)
  Investing Activities...............                       (51,401)      (9,959)              (61,360)

Net Cash Provided By (Used In)
  Financing Activities..............   4,912     575,000    (28,336)      (6,102)              545,474

Intercompany Investing and Financing
  Activities - Net..................(127,284)   (867,877)   943,125      52,036
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......      -    (198,477)    43,957      (4,075)              (158,595)
Balance, Beginning of Period.........     16     298,596    (97,024)      9,685                211,273
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period..................... $    16   $100,119  $  (53,067)$     5,610  $          $   52,678
                                     ========  ========= ========== ============ ========== ==========

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2005
(Dollars in Thousands)
                                                         Guarantor     Non-
                                              Subsidiary   Subsid-   Guarantor     Elimin-    Consol-
                                      Parent    Issuer     iaries   Subsidiaries   ations     idated
                                     --------  --------- ---------- ------------ ---------- ----------
Cash Flows From Operating Activities:
  Net Income........................ $187,618  $  78,677 $  254,812 $      3,557 $ (337,046)$  187,618
  Adjustments to reconcile net income
    to net cash provided by
    (used in) operating activities... (87,806)   (11,476)  (498,303)     (15,357)   337,046   (275,896)
                                     --------  --------- ---------- ------------ ---------- ----------
    Net Cash Provided By (Used In)
      Operating Activities...........  99,812     67,201   (243,491)     (11,800)         -    (88,278)

Net Cash (Used In)
  Investing Activities...............  (5,554)             (164,649)         (39)             (170,242)

Net Cash Provided By (Used In)
  Financing Activities............... (18,825)   290,100     25,585      (64,192)              232,668

Intercompany Investing and Financing
  Activities - Net................... (75,432)  (315,110)   316,607       73,935                     -
                                     --------  --------- ---------- ------------ ---------- ----------
Net Increase (Decrease) In Cash......       1     42,191    (65,948)      (2,096)              (25,852)
Balance, Beginning of Period.........      15     29,369     20,017       11,558                60,959
                                     --------  --------- ---------- ------------ ---------- ----------
Cash and Cash Equivalents Balance,
  End of Period..................... $     16  $  71,560 $  (45,931)$      9,462 $          $   35,107
                                     ========  ========= ========== ============ ========== ==========


	19.  Subsequent Events -

	As discussed in Note 9, on May 19, 2006, we amended our secured mortgage loan warehouse agreement. Pursuant to the new agreement, we may borrow up to $250 million through May 18, 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%.

	As discussed in Note 9, on May 31, 2006, we amended and restated our unsecured Revolving Credit Agreement. The amended and restated agreement provides a revolving credit line of $1.5 billion through May 2011.

       On June 5, 2006, we entered into an underwriting agreement to sell $250 million 8 5/8% Senior Notes due 2017. The estimated net proceeds of $247.7 million, after giving effect to discounts and commissions but without giving effect to our estimated expenses of the offering, will be used to repay amounts outstanding under the May 2006 Agreement. Subject to customary closing conditions contained in the underwriting agreement, we expect to settle this transaction on June 12, 2006.



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

	Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"), revenue is recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

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

	Income Recognition from High-Rise/Mid-Rise Projects - We are developing several high-rise/mid-rise projects that will take more than 12 months to complete. If these projects qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS 66. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient deposit that the buyer cannot require be refunded except for non-delivery of the home, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. We currently do not have any projects that meet these criteria, therefore the revenues from delivering homes in high-rise/mid-rise projects are recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement with respect to that home.

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

	Inventories - Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less selling costs. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is based on discounted future cash flows generated from expected revenue, less cost to complete including interest, and selling costs.

	Insurance Deductible Reserves - For fiscal 2006, our deductible is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $20 million for construction defect claims under our general liability insurance. Our worker's compensation insurance deductible is $1 million per occurrence in fiscal 2006. Reserves have been established based upon actuarial analysis of estimated losses incurred during fiscal 2006 and fiscal 2005. We engage a third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees.

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

	Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN 46R") "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Condensed Consolidated Balance Sheet specific performance options, options with variable interest entities, and other options under "Consolidated Inventory Not Owned" with the offset to "Liabilities from inventory not owned" and "Minority interest from inventory not owned".

	Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures, where we are the managing member of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

	Intangible Assets - The intangible assets recorded on our balance sheet are goodwill, which has indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We are amortizing the definite life intangibles over their expected useful lives, ranging from three to eight years.

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


CAPITAL RESOURCES AND LIQUIDITY

	Our operations consist primarily of residential housing development and sales in our Northeast Region (New Jersey, New York State, Pennsylvania, Ohio, Michigan, Illinois and Minnesota), our Southeast Region (Washington D. C., Delaware, Maryland, Virginia, West Virginia, North Carolina, South Carolina, Georgia, and Florida), our Southwest Region (Texas and Arizona), and our West Region (California). In addition, we provide financial services to our homebuilding customers.

       Our cash uses during the six months ended April 30, 2006 were for operating expenses, increases in housing inventories, construction, income taxes, interest, preferred stock dividends, the acquisition of CraftBuilt Homes and repayments of our revolving credit facility. We provided for our cash requirements from housing and land sales, the revolving credit facility, Senior Notes issued in February 2006, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

	On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of April 30, 2006, 2.8 million shares of Class A Common Stock have been purchased under this program.

       On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A
Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq National Market under the symbol "HOVNP". The net proceeds from the offering, reflected in Preferred Stock in the Condensed Consolidated Balance Sheet, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. On both January 17, 2006 and April 17, 2006, we paid $2.7 million of dividends on the Series A Preferred Stock.

	Our homebuilding bank borrowings were made pursuant to an amended and restated unsecured revolving credit agreement (the "Agreement") effective June 17, 2005, that provided a revolving credit line and letter of credit line of $1.2 billion through July 2009. The facility contained an accordion feature under which the aggregate commitment could be increased to $1.3 billion subject to the availability of additional commitments. Interest was payable monthly at various rates, at our option, based on either (1) a LIBOR-based rate for a one, two, three or six month interest period as selected by us or (2) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% plus a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement. In addition, we paid a fee ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit line depending on its Leverage Ratio and the average percentage unused portion of the revolving credit line. At April 30, 2006, there was $275.0 million drawn under this Agreement and we had approximately $47.5 million of homebuilding cash. At April 30, 2006, we had issued $432.8 million of letters of credit which reduced cash available under the Agreement.

	On May 31, 2006, we entered into an amended and restated unsecured Revolving Credit Agreement ("May 2006 Agreement") with a group of lenders. The May 2006 Agreement replaced the Agreement and increased the revolving credit line from $1.2 billion to $1.5 billion and extended the maturity through May 2011. The facility contains an accordion feature under which the aggregate commitment can be increased to $2.0 billion subject to the availability of additional commitments. Loans under the May 2006 Agreement will bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the May 2006 Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line.

	We believe that we will be able either to extend the Agreement beyond May 2011 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement.
We and each of our significant subsidiaries, except for K. Hovnanian Enterprises, Inc., the borrower, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement.

	At April 30, 2006, we had $1,405.3 million of outstanding senior notes ($1,399.2 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016 and $300 million 7 1/2% Senior Notes due 2016. At April 30, 2006, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our title insurance subsidiaries, joint ventures, and certain other subsidiaries is a guarantor of the senior notes and senior subordinated notes.

       On June 5, 2006, we entered into an underwriting agreement to sell $250 million 8 5/8% Senior Notes due 2017. The estimated net proceeds of $247.7 million, after giving effect to discounts and commissions but without giving effect to our estimated expenses of the offering, will be used to repay amounts outstanding under the May 2006 Agreement. Subject to customary closing conditions contained in the underwriting agreement, we expect to settle this transaction on June 12, 2006.

	Our mortgage banking subsidiary's warehouse agreement was amended on May 19, 2006. Pursuant to the agreement, we may borrow up to $250 million through May 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%. We also have a $100 million commercial paper facility. The facility was amended on April 21, 2006 and expires in April 2007. Interest of LIBOR plus .65% is payable monthly. As of April 30, 2006, the aggregate principal amount of all borrowings under this agreement was $195.2 million.

       Total inventory increased $812.1 million during the six months ended April 30, 2006. This increase excluded the increase in consolidated inventory not owned of $147.0 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See "Notes to Condensed Consolidated Financial Statements" - Note 13 for additional information on FIN 46R. Excluding the impact from an acquisition of $23.9 million, the total inventory in the Southeast Region increased $229.9 million, the Northeast Region increased $209.5 million, the Southwest Region increased $73.0 million, and our West Region increased $275.8 million. The increase in inventory was primarily the result of future planned organic growth in our existing markets as we have increased the number of communities open for sale from 367 at October 31, 2005 to 411 at April 30, 2006. Substantially all homes under construction or completed and included in inventory at April 30, 2006 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our revolving credit agreement and senior and senior subordinated indebtedness.

       We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option.
As a result, our commitment for major land acquisitions is reduced.


	The following table summarizes the number of buildable homes included in our total residential real estate. The April 30, 2006 and October 31, 2005 numbers exclude real estate owned and options in locations where we have ceased development.

                                 Active       Proposed       Grand
                     Active    Communities   Developable     Total
                  Communities    Homes         Homes         Homes
                  -----------   ---------   ------------   ---------
April 30, 2006:

Northeast Region..        73      11,180         22,720      33,900
Southeast Region..       177      23,559         27,359      50,918
Southwest Region..       103      13,577          7,019      20,596
West Region.......        58      10,636         10,261      20,897
                  -----------   ---------   ------------   ---------
Consolidated Total       411      58,952         67,359     126,311
                  ===========
Unconsolidated
  Joint Ventures..                 6,024          2,431       8,455
                                ---------   ------------   ---------
Total Including
  Unconsolidated
  Joint Ventures..                64,976         69,790     134,766
                                =========   ============   =========
   Owned..........                28,147          6,553      34,700
   Optioned.......                26,323         60,806      87,129
                                ---------   ------------   ---------
Controlled Lots...                54,470         67,359     121,829

Construction to
  Permanent Financing
  Lots............                 4,482              -       4,482
Lots Controlled by
  Unconsolidated
  Joint ventures..                 6,024          2,431       8,455
                                ---------   ------------   ---------

Total Including
  Unconsolidated
  Joint Ventures..                64,976         69,790     134,766
                                =========   ============   =========




                                 Active       Proposed         Grand
                     Active    Communities   Developable       Total
                  Communities    Homes         Homes           Homes
                  -----------  -----------   ------------   ----------
October 31, 2005:

Northeast Region..         65      10,797        22,928        33,725
Southeast Region..        148      21,713        26,113        47,826
Southwest Region..        102      12,905         7,547        20,452
West Region.......         52       9,285         9,718        19,003
                  -----------  -----------   -----------   -----------
Consolidated Total        367      54,700        66,306       121,006
                  ===========
Unconsolidated
  Joint Ventures..                  6,655         3,396        10,051
                               -----------   -----------   -----------
Total Including Unconsolidated
  Joint Ventures..                 61,355        69,702       131,057
                               ===========   ===========   ===========

   Owned..........                 24,731         5,657        30,388
   Optioned.......                 25,046        60,649        85,695
                               -----------   -----------   -----------
Controlled Lots...                 49,777        66,306       116,083

Construction to
  Permanent Financing
  Lots............                  4,923             -         4,923
Lots Controlled by
  Unconsolidated
  Joint ventures..                  6,655         3,396        10,051
                               -----------   -----------   -----------

Total Including
  Unconsolidated
  Joint Ventures..                 61,355        69,702       131,057
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

                              April 30,                October 31,
                                2006                      2005
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast Region....    721       38     759      469       35     504
Southeast Region....    731       57     788      417       56     473
Southwest Region....    945       80   1,025      901       70     971
West Region.........    582      144     726      275      157     432
                     ------   ------   -----   ------   ------   -----
  Total               2,979      319   3,298    2,062      318   2,380
                     ======   ======   =====   ======   ======   =====

       Investments in and advances to unconsolidated joint ventures increased $24.4 million during the six months ended April 30, 2006. This increase is due to income from joint ventures not distributed and additional investment in joint ventures. As of April 30, 2006, we have investments in nine homebuilding joint ventures and nine land development joint ventures. Other than performance and completion guarantees and limited environmental indemnifications, no other guarantees associated with unconsolidated joint ventures have been given.

	Receivables, deposits, and notes decreased $43.2 million to $82.2 million at April 30, 2006. The decrease was primarily due to a decrease in miscellaneous receivables for a payment received in the first quarter of 2006 from an unconsolidated joint venture. It was also due to the reduction in the receivables from home sales, which were in transit from various title companies, amounting to $27.2 million and $39.4 million at April 30, 2006 and October 31, 2005, respectively.

	Prepaid expenses and other assets are as follows:

                                       April 30,  October 31,   Dollar
                                         2006         2005      Change
                                      ----------  -----------  ---------
Prepaid insurance.................... $   13,036  $         -  $  13,036
Prepaid project costs................     79,004       61,773     17,231
Senior residential rental properties.      8,554        8,754       (200)
Other prepaids.......................     30,098       24,547      5,551
Other assets.........................     34,950       30,588      4,362
                                     -----------  -----------  ---------
                                      $  165,642  $   125,662  $  39,980
                                     ===========  ===========  =========

	Prepaid insurance increased due to a payment of a full year of liability insurance premium costs during the first quarter of every year. These costs are amortized on a straight line basis. Prepaid project costs and other prepaids increased due to the growth in the number of communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase in other prepaids is due to advertising materials purchased for new start-up communities, which are amortized as homes are delivered. The increase in other assets is primarily attributable to the executive deferred compensation plan, due to increased profit sharing contributions for senior management.

       At April 30, 2006, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2000.

       Definite life intangibles decreased $44.6 million to $204.9 million at April 30, 2006. The decrease was the result of amortization during the six months of $25.1 million, and an adjustment to the First Home Builders of Florida acquisition accounting offset by our Cambridge Homes acquisition earnout and contingent payments related to past acquisitions. As we finalize our valuation of the assets acquired from First Home Builders of Florida, we established a deferred tax asset as part of the purchase price allocation, which reduced the recorded intangibles. For any acquisition, professionals are hired to appraise all acquired intangibles. See "- Critical Accounting Policies - Intangible Assets" above for additional information on intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.

	Accounts payable and other liabilities are as follows:

                                       April 30,   October 31,    Dollar
                                         2006         2005        Change
                                       ---------   -----------   --------
Accounts payable.......................$182,827    $  191,469    $ (8,642)
Reserves............................... 100,362        95,310       5,052
Accrued expenses.......................  41,305        48,647      (7,342)
Accrued compensation...................  67,296        75,655      (8,359)
Other liabilities...................... 108,496        99,448       9,048
                                       ---------   -----------   --------
                                       $500,286    $  510,529    $(10,243)
                                       =========   ===========   ========

	The decrease in accounts payable was primarily due to decreased deliveries in the second quarter of 2006 compared to the fourth quarter of 2005 throughout our markets, which resulted in less activity and lower payables. Reserves increased for our general liability insurance deductible and bonding. The decrease in accrued expenses is due to timing of property tax payments and acquisition earnout obligations. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2005 bonuses during the first quarter of 2006. The increase in other liabilities is mainly due to increased contributions to our executive deferred compensation plan and an increase in deferred income from an advance related to a lot option in the Southwest Region.

	Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $214.2 million and $211.2 million at April 30, 2006 and October 31, 2005, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2006 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2005


Total Revenues:

	Compared to the same prior period, revenues increased as follows:

                                       Three Months Ended
                            --------------------------------------------
                             April 30,   April 30,   Dollar   Percentage
                               2006        2005      Change    Change
                            ----------- ----------- -------- ----------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $1,479,548  $1,189,672  $289,876     24.4%
  Land sales and other
    revenues...........         73,382       3,528    69,854  1,980.0%
Financial Services.....         21,191      16,269     4,922     30.3%
                            ----------- ----------- -------- ----------
   Total Revenues...        $1,574,121  $1,209,469  $364,652     30.1%
                            =========== =========== ======== ==========


                                       Six Months Ended
                            --------------------------------------------
                             April 30,   April 30,   Dollar   Percentage
                               2006        2005      Change    Change
                            ----------- ----------- -------- ----------
                                       (Dollars In Thousands)
Homebuilding:
  Sale of homes........     $2,725,745  $2,205,641  $520,104     23.6%
  Land sales and other
    revenues...........         85,915      27,927    57,988    207.6%
Financial Services.....         40,453      30,462     9,991     32.8%
                            ----------- ----------- -------- ----------
   Total Revenues...        $2,852,113  $2,264,030  $588,083     26.0%
                            =========== =========== ======== ==========


Homebuilding:

	Compared to the same prior period, housing revenues increased $289.9 million or 24.4% during the three months ended April 30, 2006 and increased $520.1 million or 23.6% during the six months ended April 30, 2006. Land sales are incidental to our residential housing operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see paragraph titled
"Land Sales and Other Revenues" later in this document.


	Information on homes delivered by market area is set forth below:

                         Three Months Ended       Six Months Ended
                              April 30,              April 30,
                        ----------------------  ----------------------
                           2006        2005        2006       2005
                        ----------  ----------  ----------  ----------
                                    (Dollars in Thousands)
Northeast Region (1):
  Dollars............   $  232,952  $  267,245  $  458,454  $  505,706
  Homes..............          646         725       1,258       1,412

Southeast Region (2):
  Dollars............   $  562,214  $  334,900  $1,029,870  $  598,734
  Homes..............        1,807       1,118       3,334       2,020

Southwest Region:
  Dollars............  $   232,289  $  164,133  $  415,548  $  300,044
  Homes..............        1,054         900       1,926       1,615

West Region:
  Dollars............  $   452,093  $  423,394  $  821,873  $  801,157
  Homes..............        1,048       1,005       1,882       1,967

Consolidated Total:
  Dollars............  $ 1,479,548  $1,189,672  $2,725,745  $2,205,641
  Homes..............        4,555       3,748       8,400       7,014

Unconsolidated Joint
  Ventures (3):
  Dollars............  $   244,402  $  123,732  $  459,014  $  135,317
  Homes..............          612         351       1,197         373

Totals:
  Housing Revenues...  $ 1,723,950  $1,313,404  $3,184,759  $2,340,958
  Homes Delivered....        5,167       4,099       9,597       7,387

(1) Northeast Region includes deliveries from our Ohio acquisition of Oster Homes on August 3, 2005.
(2) Southeast Region includes deliveries from our Florida acquisitions of Cambridge Homes and First Home Builders of Florida on March 1, 2005 and August 8, 2005, respectively, and our acquisition of CraftBuilt Homes on April 1, 2006 with deliveries in South Carolina and Georgia.
(3) Unconsolidated Joint Ventures includes deliveries from our joint venture with affiliates of Blackstone Real Estate Advisors that acquired Town & Country Homes existing residential communities on March 2, 2005.


	An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog using base sales prices by market area are set forth below:

                      Net Contracts(1) for the
                            Six Months Ended       Contract Backlog
                               April 30,           as of April 30,
                      -------------------------  ------------------------
                          2006          2005         2006       2005
                      -----------   -----------  -----------  -----------
                                      (Dollars in Thousands)
Northeast Region (2):
  Dollars............ $   501,982   $   443,341  $   869,734  $   732,039
  Homes..............       1,369         1,256        2,275        2,100

Southeast Region (3):
  Dollars............ $ 1,000,936   $   823,167  $ 2,199,767  $ 1,144,365
  Homes..............       2,615         2,367        6,743        3,236

Southwest Region:
  Dollars............ $   436,494   $   400,535  $   315,309  $   272,554
  Homes..............       2,036         2,119        1,406        1,428

West Region:
  Dollars............ $   600,454   $   860,487  $   587,465  $   862,048
  Homes..............       1,292         2,122        1,163        2,072

Consolidated Total:
  Dollars............ $ 2,539,866   $ 2,527,530  $ 3,972,275  $ 3,011,006
  Homes..............       7,312         7,864       11,587        8,836

Unconsolidated Joint
  Ventures (4):
  Dollars............ $   238,329   $   361,784  $   810,115  $   879,482
  Homes..............         654           704        1,797        2,150

Totals:
  Dollars............ $ 2,778,195   $ 2,889,314  $ 4,782,390  $ 3,890,488
  Homes..............       7,966         8,568       13,384       10,986

(1) Net contracts are defined as new contracts during the period for the purchase of homes, less cancellations of prior contracts.
(2) The number and the dollar amount of net contracts and contract backlog in the Northeast in 2006 include the effect of the Oster Homes acquisition, which closed in August 2005.
(3) The number and the dollar amount of net contracts and contract backlog in the Southeast in 2006 include the effects of the Cambridge Homes, First Home Builders of Florida and CraftBuilt
     Homes acquisitions, which closed in March 2005, August 2005 and April 2006, respectively.
(4) The number and the dollar amount of net contracts and contract backlog in Unconsolidated Joint Ventures in 2006 include our joint venture with affiliates of Blackstone Real Estate Advisors that acquired Town & Country Homes existing residential communities on March 2, 2005.

	Our reported level of net contracts has been impacted by an increase in our cancellation rates over the past few quarters. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates:

Quarter                  2003    2004    2005    2006
-------                  ----    ----    ----    ----
First                    23%     23%     27%     30%
Second                   18%     19%     21%     32%
Third                    21%     20%     24%
Fourth                   25%     24%     25%

	Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. Cancellations also occur as a result of buyer failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Cancellation rates can be higher in markets where buyers sign contracts so as to tie up a house they like and then cancel within the rescission period once they reach a final decision on the house they want. This situation is more common in certain markets, particularly California.

	Cost of sales includes expenses for homebuilding and land sales. A breakout of such expenses for homebuilding sales and homebuilding gross margin is set forth below:

                            Three Months Ended        Six Months Ended
                                  April 30,              April 30,
                            ----------------------  ----------------------
                               2006       2005         2006        2005
                            ----------  ----------  ----------  ----------
                                        (Dollars in Thousands)

Sale of Homes.............. $1,479,548  $1,189,672  $2,725,745  $2,205,641
Cost of Sales, excluding
  interest.................  1,128,530     875,016   2,055,352   1,632,101
                            ----------  ----------  ----------  ----------
Homebuilding Gross Margin,
  before interest expense..    351,018     314,656     670,393     573,540
Homebuilding Cost of
  Sales Interest...........     19,861      18,441      35,972      36,020
                            ----------  ----------  ----------  ----------
Homebuilding Gross Margin,
  after interest expense... $  331,157  $  296,215  $  634,421  $  537,520
                            ==========  ==========  ==========  ==========

Gross Margin Percentage,
  before interest expense..      23.7%       26.4%       24.6%       26.0%

Gross Margin Percentage,
  after interest expense...      22.4%       24.9%       23.3%       24.4%


	Cost of Sales expenses as a percentage of home sales revenues are presented below:

                              Three Months Ended    Six Months Ended
                                  April 30,            April 30,
                              -------------------  -------------------
                                2006       2005      2006       2005
                              --------   --------  --------   --------
Sale of Homes................   100.0%     100.0%    100.0%     100.0%
                              --------   --------  --------  ---------
Cost of Sales, excluding
  interest:
      Homebuilding, land &
        development costs....    68.4%      65.7%     67.2%      65.8%
      Commissions............     2.4%       2.1%      2.3%       2.1%
      Financing concessions..      .9%        .9%       .9%        .9%
      Overheads..............     4.6%       4.9%      5.0%       5.2%
                              --------   --------  --------  ---------
Total Cost of Sales, before
  interest expense...........    76.3%      73.6%     75.4%      74.0%
                              --------   --------  --------  ---------
Gross Margin Percentage,
  before interest expense....    23.7%      26.4%     24.6%      26.0%

Cost of sales interest.......     1.3%       1.5%      1.3%       1.6%
                              --------   --------  --------  ---------
Gross Margin Percentage,
  after interest expense.....    22.4%      24.9%     23.3%      24.4%
                              ========   ========  ========  =========

    	We sell a variety of home types in various local communities, each yielding a different gross margin. As a result, depending on the geographic mix of deliveries and the mix of both communities and of home types delivered, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. The consolidated gross margin before interest expense for the three and six months ended April 30, 2006 was 270 and 140 basis points lower than the same period in 2005, respectively. Our gross margin after interest expense for the three and six months ended April 30, 2006 was 250 and 110 basis points less than the same period last year, respectively. These decreases are attributed to more prevalent use of incentives and increases in land development and other costs.

	Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues increased to 10.3% for the three months ended April 30, 2006, compared to 9.0% for the three months ended April 30, 2005 and increased to 10.5% for the six months ended April 30, 2006, compared to 9.2% for the six months ended April 30, 2006. Such expenses increased $45.1 million for the three months ended April 30, 2006 and increased $83.8 million for the six months ended April 30, 2006 compared to the same period last year. Included in these expenses are increased advertising costs associated with new community openings and more active selling communities in total, a reaction to slower market conditions, and higher costs due to the acquisitions of Cambridge Homes, First Home Builders of Florida, Oster Homes and to a lesser extent CraftBuilt Homes in the last 13 months. The dollar and percentage increases were in line with our growth goals as we increase selling, general and administrative costs associated with the expected increase in the number of active selling communities in all of our regions.


Land Sales and Other Revenues:

	Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

                                   Three Months Ended    Six Months Ended
                                       April 30,           April 30,
                                   ------------------  -------------------
                                     2006      2005       2006      2005
                                   --------  --------  --------  ---------

Land Sales........................ $ 70,238  $  1,173  $ 80,793  $ 24,177
Cost of Sales, Excluding Interest.   51,769     1,811    59,634    15,981
                                   --------  --------  --------  ---------
Land Sales Gross Margin,
  Excluding Interest..............   18,469      (638)   21,159     8,196
                                   --------  --------  --------  --------
Interest Expense..................      422        23       880       211
                                   --------  --------  --------  --------
Land Sales Gross Margin,
  Including Interest.............. $ 18,047  $   (661) $ 20,279  $  7,985
                                   ========  ========  ========  ========

	Land sales are incidental to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales in the first half of the year were significantly more than the first half of 2005, and for the full fiscal year 2006, we expect pre-tax profit from land sales to be higher than they were in fiscal 2005. The increase in land sale profits has to do with a few larger developments that we have undertaken, where we have strategically decided at the outset to sell some portion of the community to one or more other builders. These are typically locations with higher land costs so the sales proceeds are becoming slightly more significant. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.


Financial Services

	Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three and six months ended April 30, 2006, financial services provided a $6.7 million and $12.4 million profit before income taxes, compared to a profit of $4.8 million and $9.1 million for the same period in 2005, respectively. The increase in pretax profit for the three and six months ended April 30, 2006 is primarily due to increased mortgage settlements and the addition of mortgage operations as a result of our 2005 acquisitions.



Corporate General and Administrative

	Corporate general and administrative expenses represent the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses increased to 1.7% for the three months ended April 30, 2006 from 1.2% for the prior year's three months and increased to 1.9% from the six months ended April 30, 2006 from 1.4% for the prior year's six months. Corporate general and administrative expenses increased $11.0 and $22.8 million during the three and six months ended April 30, 2006 respectively, compared to the same period last year. The increase in corporate general and administrative expenses is primarily attributed to increased depreciation expense for new software systems, increased consulting services related to the new software implementation, Sarbanes-Oxley compliance costs, increased compensation with more headcount and higher profit based bonuses, as well as the adoption of SFAS 123R resulting in the expensing of stock options.

	While the sum of homebuilding, selling, general and administrative expenses and corporate general and administrative expenses as a percentage of total revenues for the second quarter is higher than the prior year's second quarter percentage, we expect these expenses as a percentage of revenues for the full fiscal year to be just slightly higher than to the prior year.


Other Interest

	Other interest increased $0.2 million and $0.8 million for the three and six months ended April 30, 2006, compared to three and six months ended April 30, 2005. This slight increase is primarily due to an increase in interest incurred and expensed on nonrecourse land mortgages directly related to property not yet under development.


Other Operations

	Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. The increase in other operations to $8.5 and $15.5 million for the three and six months ended April 30, 2006 respectively, compared to $1.3 and $3.2 million for the three and six months ended April 30, 2005, respectively, is primarily due to increased earnout expenses related to several recent acquisitions.


Intangible Amortization

	We are amortizing our definite life intangibles over their expected useful life, ranging from three to seven years. Intangible amortization increased $3.0 million and $4.6 million for the three and six months ended April 30, 2006, when compared to the same period last year. This increase was the result of the amortization expense related to the acquisition of Cambridge Homes in March 2005, Oster Homes in August 2005, First Home Builders of Florida in August 2005 and CraftBuilt Homes in April 2006, offset by reduced amortization on older acquisitions.


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


Total Taxes

	Total taxes as a percentage of income before taxes decreased for the three months ended April 30, 2006 to 36.2% from 39.2% for the three months ended April 30, 2005, and for the six months ended April 30, 2006 to 37.0% from 38.8% for the six months ended April 30, 2005. This decrease is primarily due to the benefit of the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 and the settlement of a prior year item that allowed the release of a reserve.

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


Inflation

	Inflation has a long-term effect, because increasing costs of land, materials, and labor result in increasing sale prices of our homes. In general, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. Recently in the more highly regulated markets that have seen significant home price appreciation, customer affordability has become a concern. Our broad product array insulates us to some extent, but customer affordability of our homes is something we monitor closely.

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

	On April 17, 2006, we acquired for cash the assets of CraftBuilt Homes, a privately held homebuilder headquartered in Bluffton, South Carolina. The acquisition expands our operations into the coastal markets of South Carolina and Georgia. CraftBuilt Homes designs, markets and sells single family detached homes. Due to its close proximity to Hilton Head, CraftBuilt Homes focuses on first-time, move-up, empty-nester and retiree homebuyers. This acquisition is being accounted for as a purchase with the results of its operations included in our consolidated financial statements as of the date of the acquisition.

	All fiscal 2006 and 2005 acquisitions provide for other payments to be made, generally dependant upon achievement of certain future operating and return objectives.


Transactions with Related Parties

	In December 2005, we entered into an agreement to purchase land in New Jersey from an entity that is owned by family relatives of our Chairman of the Board and our Chief Executive Officer at a base price of $25 million. The land will be acquired in four phases over a period of 30 months from the date of acquisition of the first phase. The purchase prices for phases two through four are subject to an increase in the purchase price for the phase of not less than 6% per annum and not more than 8% per annum from the date of the closing of the first phase based on an identified prime rate. As of the end of the second quarter of 2006, no land has been acquired. A deposit in the amount of $500,000, however, has been made by the Company. Neither the Company nor the Chairman of the Board or the Chief Executive Officer has a financial interest in the relatives' company from whom the land will be purchased.

	During the second quarter of 2006, an existing lease on a building occupied by one of our companies in the Southeast Region was amended. The lessor is a company, whom at the time of the transaction, was owned partly by Geaton A. Decesaris, Jr., formerly a member of the Company's Board of Directors. The amendment provided for an increase in the square footage of the lease space, an increased security deposit related to the square footage increase and an increase in the lease term. In total the lease is for 39,637 square feet at $18.86 per square foot per year, with a total security deposit of $34,511.

	Pursuant to the Board of Director requirements, prior to these agreements being finalized, an independent appraisal of the transaction was performed. Upon review of the appraisal by the independent members of the Board of Directors the transactions were approved.


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



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	The primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of April 30, 2006, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

                              As of April 30, 2006
                  -------------------------------------------
                             Expected Maturity Date
                                                                                      FMV @
                    2006    2007    2008      2009     2010    Thereafter   Total     4/30/06
                  ------  -------  -------  -------- --------  ---------- ---------- ----------
                                         (Dollars in Thousands)
Long Term Debt(1):
  Fixed Rate....  $38,117 $140,927 $   722  $    773 $100,827  $1,586,018 $1,867,384 $1,803,680
    Average
    interest rate   6.17%   10.48%   6.70%     6.72%    6.01%       7.04%      7.23%          -

(1) Does not include bonds collateralized by mortgages receivable or the warehouse line of credit.

	In addition, we have reassessed the market risk for our variable rate debt, which is based on either (1) a LIBOR-based rate for a one, two, three, or six month interest period as selected by us plus a margin or (2) a base rate determined by reference to the higher of (a) a PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2%. We believe that a one percent increase in this rate would have an approximate $0.7 million increase in interest expense for the six months ended
April 30, 2006, assuming an average of $137.5 million of variable rate debt outstanding from November 1, 2005 to April 30, 2006.


Item 4.  CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2006. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.
    In addition, there was no change in the Company's internal control over financial reporting that occurred during the quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




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



     Item 2.  Unregistered Sales of Equity Securities and
              Use of Proceeds

	This table provides information with respect to purchases of shares of our Class A Common Stock made by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the second fiscal quarter of 2006.

	Issuer Purchases of Equity Securities (1)

                                                   Total Number
                                                     Of Shares      Maximum Number of
                                                   Purchased as      Shares That May
                                                  Part of Publicly  Yet Be Purchased
                 Total Number of   Average Price   Announced Plans   Under The Plans
Period           Shares Purchased  Paid Per Share    or Programs       or Programs
---------------- ----------------  -------------- ----------------  -----------------
February 1, 2006
Through
February 28, 2006      150,000          $45.60          150,000         1,187,668
-------------------------------------------------------------------------------------
March 1, 2006
Through
March 31, 2006               -                -               -         1,187,668
-------------------------------------------------------------------------------------
April 1, 2006
Through
April 30, 2006               -                -               -         1,187,668
-------------------------------------------------------------------------------------
Total                  150,000          $45.60           150,000
                 ================  ============== ================

(1) In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.

No shares of our Class B Common Stock or of our 7.625% Series A Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the second fiscal quarter of 2006.




     Item 4.  Submission of Matters to a Vote of Security Holders.

	We held our annual stockholders meeting on March 8, 2006 at 10:30 a.m. at Chelsea Meeting Room of the Millenium Hilton Hotel, 55 Church Street,
New York, New York.  The following matters were voted at the meeting:

(1) Election of all Directors to hold office until the next Annual Meeting of Stockholders. There were no broker non-votes. The elected Directors were:

                                 Class A                      Class B
                          Votes For  Votes Withheld  Votes For  Votes Withheld
                         ----------  -------------- ----------- --------------

Kevork S. Hovnanian      27,745,399    16,530,111   141,491,192        24,750
Ara K. Hovnanian         27,701,823    16,573,687   141,491,192        24,750
Robert B. Coutts         40,012,069     4,263,441   141,512,392         3,550
Geaton A. DeCesaris, Jr. 27,704,267    16,571,243   141,491,192        24,750
Edward A. Kangas         39,933,293     4,342,217   141,514,992           950
Joseph A. Marengi        40,012,680     4,262,830   141,512,392         3,550
John J. Robbins          39,943,218     4,332,292   141,514,992           950
J. Larry Sorsby          25,847,371    18,428,139   141,491,192        24,750
Stephen D. Weinroth      35,792,288     8,483,222   141,514,992           950

(2) Ratification of selection of Ernst & Young, LLP as independent registered public accountants for fiscal year ending October 31, 2006. There were no broker non-votes.

                                 Class A       Class B
                              ------------  ------------

      ..  Votes For            43,864,854    141,513,742
      ..  Votes Against           381,096          2,200
      ..  Abstain                  29,559              0




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

                 Exhibit 10(a) Sixth Amended and Restated Credit Agreement dated May 31, 2006. (10)

                 Exhibit 10(b) Amended and Restated Guaranty and Suretyship Agreement, dated May 31, 2006. (10)

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

           (6) Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K on
                 November 7, 2003.

           (7) Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the
                 Registrant.

           (8)   Incorporated by reference to Exhibits to Current
                 Report of the Registrant on Form 8-K filed on February 27, 2006.

           (9)   Incorporated by reference to Exhibits to Current
                 Report on Form 8-K of the Registrant, filed on July 13,
                 2005.

          (10) Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on June 6, 2006.





                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 HOVNANIAN ENTERPRISES, INC.
                                 (Registrant)



DATE:  June 8, 2006              /S/J. LARRY SORSBY
                                 J. Larry Sorsby,
                                 Executive Vice President and
                                 Chief Financial Officer




DATE:  June 8, 2006              /S/PAUL W. BUCHANAN
                                 Paul W. Buchanan,
                                 Senior Vice President
                                 Corporate Controller