Form 10-Q
period 2006-07-31
HOVNANIAN ENTERPRISES INC
filed 2006-09-11
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For quarterly period ended JULY 31, 2006 or

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

[ X ]	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer [ X ] Accelerated Filer [		]
Non-Accelerated Filer [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,125,974 shares of Class A Common Stock and 14,652,552 shares of Class B Common Stock were outstanding as of September 1, 2006.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX

PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of July 31,
2006 (unaudited) and October 31, 2005	3

Condensed Consolidated Statements of Income for the
three and nine months ended July 31, 2006 and 2005 (unaudited)	5

Condensed Consolidated Statement of Stockholders'
Equity for the nine months ended July 31, 2006 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for
the nine months ended July 31, 2006 and 2005 (unaudited)	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	41

Item 4. Controls and Procedures	42

PART II. Other Information
Item 1. Legal Proceedings	43

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	44

Item 6. Exhibits	45

Signatures	48

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	July 31, 2006	October 31, 2005
ASSETS
	(unaudited)
Homebuilding:
Cash and cash equivalents	$ 36,787	$ 201,641

Restricted cash	9,500	17,189

Inventories - At the lower of cost or fair value:
Sold and unsold homes and lots under development	3,589,248	2,459,431

Land and land options held for future
development or sale	501,059	595,806

Consolidated inventory not owned:
Specific performance options	12,872	9,289
Variable interest entities	369,705	242,825
Other options	175,021	129,269

Total consolidated inventory not owned	557,598	381,383

Total Inventories	4,647,905	3,436,620

Investments in and advances to unconsolidated
joint ventures	217,153	187,205

Receivables, deposits, and notes	103,102	125,388

Property, plant, and equipment – net	111,542	96,891

Prepaid expenses and other assets	182,964	131,845

Goodwill	32,658	32,658

Definite life intangibles	200,525	249,506

Total homebuilding	5,542,136	4,478,943

Financial services:
Cash and cash equivalents	11,015	9,632
Restricted cash	1,285	1,037
Mortgage loans held for sale	174,747	211,248
Other assets	8,722	15,375

Total financial services	195,769	237,292

Income taxes receivable – including deferred
tax benefits	150,795	9,903

Total assets	$ 5,888,700	$ 4,726,138

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	July 31, 2006	October 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Homebuilding:
Nonrecourse land mortgages	$ 33,046	$ 48,673
Accounts payable and other liabilities	546,668	510,529
Customers’ deposits	205,721	259,930
Nonrecourse mortgages secured by operating
properties	23,852	24,339
Liabilities from inventory not owned	283,905	177,014

Total homebuilding	1,093,192	1,020,485

Financial services:
Accounts payable and other liabilities	8,666	8,461
Mortgage warehouse line of credit	166,923	198,856

Total financial services	175,589	207,317

Notes payable:
Revolving credit agreement	273,225
Senior notes	1,649,510	1,098,739
Senior subordinated notes	400,000	400,000
Accrued interest	30,762	26,991

Total notes payable	2,353,497	1,525,730

Total liabilities	3,622,278	2,753,532

Minority interest from inventory not owned	208,542	180,170

Minority interest from consolidated joint ventures	3,563	1,079

Stockholders’ equity:
Preferred stock, $.01 par value-authorized 100,000
shares; issued 5,600 shares at July 31,
2006 and at October 31, 2005 with a
liquidation preference of $140,000	135,299	135,389
Common stock, Class A, $.01 par value-authorized
200,000,000 shares; issued 58,593,879 shares at
July 31, 2006 and 57,976,455 shares at
October 31, 2005 (including 11,494,720 shares
at July 31, 2006 and 10,995,656 shares at
October 31, 2005 held in Treasury)	586	580
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) authorized
30,000,000 shares; issued 15,360,360 shares at
July 31, 2006 and 15,370,250 shares at
October 31, 2005 (including 691,748 shares at
July 31, 2006 and October 31, 2005 held in
Treasury)	154	154
Paid in capital – common stock	247,488	236,001
Retained earnings	1,779,738	1,522,952
Deferred compensation		(19,648)
Treasury stock - at cost	(108,948)	(84,071)

Total stockholders’ equity	2,054,317	1,791,357

Total liabilities and stockholders’ equity	$ 5,888,700	$ 4,726,138

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenues:
Homebuilding:
Sale of homes	$1,499,826	$1,289,373	$4,225,571	$3,495,014
Land sales and other revenues	28,032	4,820	113,947	32,747

Total homebuilding	1,527,858	1,294,193	4,339,518	3,527,761
Financial services	22,661	18,533	63,114	48,995

Total revenues	1,550,519	1,312,726	4,402,632	3,576,756

Expenses:
Homebuilding:
Cost of sales, excluding interest	1,170,272	940,202	3,285,258	2,588,285
Cost of sales interest	25,601	22,332	62,453	58,563

Total cost of sales	1,195,873	962,534	3,347,711	2,646,848

Selling, general and administrative	154,050	116,388	441,137	319,680
Inventory impairment and land option deposit write-offs	12,274	1,354	20,978	3,352

Total homebuilding	1,362,197	1,080,276	3,809,826	2,969,880

Financial services	15,127	12,296	43,174	33,683

Corporate general and administrative	26,744	18,884	80,377	49,678

Other interest	649	1,149	2,169	1,843

Other operations	8,355	7,356	23,877	10,575

Intangible amortization	13,331	11,781	38,391	32,255

Total expenses	1,426,403	1,131,742	3,997,814	3,097,914

Income (loss) from unconsolidated joint
ventures	(3,239)	13,907	13,833	22,482

Income before income taxes	120,877	194,891	418,651	501,324

State and federal income taxes:
State	(3,897)	10,535	7,212	26,299
Federal	47,727	68,262	146,647	171,313

Total taxes	43,830	78,797	153,859	197,612

Net income	77,047	116,094	264,792	303,712
Less: preferred stock dividends	2,668		8,006

Net income available to common
stockholders	$ 74,379	$ 116,094	$ 256,786	$ 303,712
Per share data:
Basic:
Income per common share	$ 1.18	$ 1.85	$ 4.09	$ 4.87
Weighted average number of common
shares outstanding	62,804	62,754	62,843	62,412
Assuming dilution:
Income per common share	$ 1.15	$ 1.76	$ 3.95	$ 4.63
Weighted average number of common
shares outstanding	64,460	65,796	64,989	65,574

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In Thousands Except Share Amounts) (Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital - Common Stock	Retained Earnings	Deferred Comp	Treasury Stock	Total

Balance, October 31, 2005	46,980,799	$ 580	14,678,502	$ 154	5,600	$ 135,389	$236,001	$1,522,952	$(19,648)	$(84,071)	$1,791,357

Stock issuances for company acquisitions	175,936	1					4,188			1,750	5,939

Issuance costs						(90)					(90)

Preferred dividend declared ($476.56 per share)								(8,006)			(8,006)

Stock options amortization and issuances, net of tax	215,596	2					14,536				14,538

Restricted stock amortization, issuances and forfeitures, net of tax	391,938	3					12,411				12,414

Reclass due to SFAS 123R implementation (See Note 2)							(19,648)		19,648		-

Conversion of Class B to Class A common stock	9,890		(9,890)								-

Treasury stock purchases	(675,000)									(26,627)	(26,627)

Net income								264,792			264,792

Balance, July 31, 2006	47,099,159	$586	14,668,612	$154	5,600	$135,299	$247,488	$1,779,738	$ --	$(108,948)	$2,054,317

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited)
	Nine Months Ended
	July 31,
	2006	2005
Cash flows from operating activities:
Net Income	$ 264,792	$ 303,712
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	10,587	5,912
Intangible amortization	38,391	32,255
Compensation from stock options and awards	21,079	4,293
Amortization of bond discounts	771	470
Excess tax benefits from share-based payment	(4,661)
Loss (gain) on sale and retirement of property
and assets	297	(3,479)
Equity earnings in unconsolidated entities	(13,833)	(22,482)
Distributions from unconsolidated entities	15,060	15,241
Deferred income taxes	(33,911)	(14,287)
Impairment and land option deposit write-offs	20,978	3,352
Decrease (increase) in assets:
Mortgage notes receivable	36,503	27,357
Restricted cash, receivables, prepaids and
other assets	7,578	(30,286)
Inventories	(1,055,065)	(434,634)
(Decrease) increase in liabilities:
State and Federal income taxes	(106,981)	(82,413)
Customers’ deposits	(53,962)	25,252
Interest and other accrued liabilities	(2,677)	12,554
Accounts payable	16,692	12,312
Net cash used in operating activities	(838,362)	(144,871)
Cash flows from investing activities:
Net proceeds from sale of property and assets	258	8,040
Purchase of property, equipment and other fixed
assets and acquisitions	(48,026)	(131,872)
Investments in and advances to unconsolidated
Entities	(36,726)	(105,975)
Distributions from unconsolidated entities	5,600	239
Net cash used in investing activities	(78,894)	(229,568)
Cash flows from financing activities:
Proceeds from mortgages and notes	63,838	77,417
Net proceeds (payments) related to revolving
credit agreement	273,225	(71,950)
Net payments related to mortgage
warehouse line of credit	(31,933)	(21,242)
Proceeds from senior debt	550,000	200,000
Proceeds from senior subordinated debt		100,000
Payments of issuance costs	(90)
Proceeds from preferred stock		135,720
Principal payments on mortgages and notes	(77,156)	(62,358)
Excess tax benefits from share-based payment	4,661
Preferred dividends paid	(8,006)
Purchase of treasury stock	(26,627)	(22,095)
Proceeds from sale of stock and employee stock plan	5,873	14,750
Net cash provided by financing activities	753,785	350,242
Net (decrease) in cash	(163,471)	(24,197)
Cash and cash equivalents balance, beginning
Of period	211,273	60,959
Cash and cash equivalents balance, end of period	$ 47,802	$ 36,762

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Nine Months Ended
	July 31,
	2006	2005

Supplemental disclosures of cash flow:
Cash paid during the period for:
Interest	$ 74,216	$ 66,724
Income taxes	$ 262,563	$ 279,686
Supplemental disclosures of noncash operating
activities:
Consolidated inventory not owned:
Specific performance options	$ 11,699	$ 5,415
Variable interest entities	336,570	121,989
Other options	173,456	118,405
Total inventory not owned	$ 521,725	$ 245,809

Supplemental disclosure of noncash investing and financing activities:

In 2006, the Company acquired substantially all of the assets of two mechanical contracting businesses by issuing 175,936 Class A common shares with a fair value of $5.9 million on the date of the transaction.

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

The Company is in the process of responding to the SEC with respect to its segment reporting. Based on this correspondence, the Company believes it will have to file an amended Form 10-K for the fiscal year ended October 31, 2005, as well as an amended Form 10-Q for each of its fiscal quarters of 2006. These amendments will be filed as soon as the correspondence with the SEC is resolved. These amendments will expand the reporting segment footnote disclosures related to our homebuilding operations. The amendment will have no impact on our Consolidated Balance Sheets, Consolidated Income Statements, Consolidated Cash Flows, or Consolidated Statements of Stockholders Equity for any period presented.

2. Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payments”, which revises SFAS 123, “Accounting for Stock-Based Compensation”. Prior to fiscal year 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to nonvested stock awards, as well as the amortization of certain acquisition-related deferred compensation.

SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for July 31, 2006: risk-free interest rate of 4.30%; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.44; and a weighted average expected life of the option of 5.7 years. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation (estimated at 2% for fiscal 2006 and fiscal 2005, respectively,) and requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation was included in deferred compensation in stockholders’ equity beginning in the first quarter of fiscal 2004. Upon adoption of SFAS 123R, deferred compensation is no longer recorded for non vested stock awards, therefore deferred compensation was reclassified to paid in capital.

For the three months and nine months ended July 31, 2006, the Company’s total stock-based compensation expense was $6.0 million ($3.8 million net of tax) and $21.1 million ($13.3 million net of tax), respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $3.0 million ($1.9 million net of tax) and $10.4 million ($6.6 million net of tax) for the three and nine months ended July 31, 2006, respectively.

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the three and nine months ended July 31, 2005 as if the Company’s stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS 123R:

	Three Months Ended	Nine Months Ended
	July 31, 2005	July 31, 2005

Net income as reported	$116,094	$303,712

Deduct: total stock-based employee
compensation expense determined
using Black-Scholes fair value
based method for all awards	1,689	4,531
Pro forma net income	$114,405	$299,181
Pro forma basic earnings per share	$ 1.82	$ 4.79

Basic earnings per share as reported	$ 1.85	$ 4.87
Pro forma diluted earnings per
share	$ 1.74	$ 4.56

Diluted earnings per share as reported	$ 1.76	$ 4.63

Pro forma information regarding net income and earnings per share is calculated as if we had accounted for our stock-based compensation under the fair value method of SFAS 123R. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for July 31, 2005: risk-free interest rate of 4.18%, dividend yield of zero; volatility factor of the expected market price of our common stock of 0.44; and a weighted average expected life of the option of 4.9 years.

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

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The Company has until November 2006 to make a one-time election to adopt the transition method described in FSP 123R-3. The Company is currently evaluating FSP 123R-3; however, if the Company were to make the one-time election, it is not expected to affect operating income or net income.

                3. Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Interest capitalized at
beginning of period(1)	$ 77,048	$ 44,488	$ 48,366	$ 37,465
Plus interest incurred(2)	41,515	27,991	108,569	71,939
Less cost of sales interest
expensed(3)	25,601	22,332	62,453	58,563
Less other interest expensed	649	1,149	2,169	1,843
Interest capitalized at
end of period	$ 92,313	$ 48,998	$ 92,313	$ 48,998

(1) Beginning balance for 2006 does not include interest incurred of $2.3 million which is capitalized in property,

plant, and equipment.

(2) Data does not include interest incurred by our mortgage and finance subsidiaries.

(3) Represents interest on borrowings for construction, land and development costs, which are charged to interest expense when homes are delivered.

4. Accumulated depreciation at July 31, 2006 and October 31, 2005 amounted to $39.7 million and $30.5 million, respectively, for our homebuilding assets.

5. In accordance with Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of or Disposal of Long Lived Assets”, we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. For the three and nine months ended July 31, 2006 and 2005, these amounts were $0.8 million and zero respectively, and $2.4 million and zero, respectively. In addition, from time to time, we will write off certain residential land options including approval and engineering costs for land we decided not to purchase at the earlier of the option expiration or the decision to terminate. We wrote off such costs in the amount of $11.4 million and $1.4 million during the three months ended July 31, 2006 and 2005, respectively, and $18.6 million and $3.3 million during the nine months ended July 31, 2006 and 2005, respectively. Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as “Homebuilding-Inventory impairment and land option deposit write-offs”.

6. We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue warranty costs under our general liability insurance deductible as part of selling, general and administrative costs. For fiscal 2006, our deductible is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $20 million for construction defect claims under our general liability insurance. Once our $20 million aggregate deductible is reached for construction defect claims, a $250,000 per occurrence deductible is required on any additional claims. Additions and charges incurred in the warranty accrual and general liability accrual for the three and nine months ended July 31, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
		(Dollars in Thousands)

Balance, beginning of period	$ 91,159	$ 81,122	$ 86,706	$ 64,922
Company acquisitions during period			186
Additions	8,105	15,329	27,699	41,246
Charges incurred	(9,421)	(8,841)	(24,748)	(18,558)
Balance, end of period	$ 89,843	$ 87,610	$ 89,843	$ 87,610

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

Insurance claims paid by our insurance carriers were $4.7 million and $7.9 million for the nine months ended July 31, 2006 and 2005, respectively, for prior year deliveries.

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

In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the “EPA”). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We provided the EPA with information in response to its requests. We have since been advised by the Department of Justice (“DOJ”) that it will be involved in the review of our storm water discharge practices. We cannot predict the outcome of the review of these practices or estimate the costs that may be involved in resolving the matter. To the extent that the EPA or the DOJ asserts violations of regulatory requirements and requests injunctive relief or penalties, we will defend and attempt to resolve such asserted violations.

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

Our sales and customer financing processes are subject to the jurisdiction of the U. S. Department of Housing and Urban Development (“HUD”). In connection with the Real Estate Settlement Procedures Act, HUD has inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD’s inquiries. In connection with these inquiries, the Inspector General of HUD has recommended to the Secretary of HUD that we indemnify HUD for any losses that it may sustain in connection with nine loans that it alleges were improperly underwritten. We cannot predict the outcome of HUD’s inquiry or estimate the costs that may be involved in resolving the matter. We do not expect the ultimate cost to be material.

In August 2006, the Company canceled a purchase contract for a property located in Southern California based on the seller’s failure to perform certain obligations, and requested return of its $16.5 million contract deposit. Refund of the deposit is currently in dispute with the seller and the Company anticipates that arbitration proceedings will commence during the fourth quarter of 2006 to resolve the dispute. At this time, the Company can not predict the outcome of this dispute.

8. As of July 31, 2006 and October 31, 2005, respectively, we are obligated under various performance letters of credit amounting to $457.6 million and $330.8 million.

9. Our amended and restated unsecured Revolving Credit Agreement (“Agreement”) with a group of lenders provides a revolving credit line of $1.5 billion through May 2011. The facility contains an accordion feature under which the aggregate commitment can be increased to $2.0 billion subject to the availability of additional commitments. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association’s prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. As of July 31, 2006 and October 31, 2005, the outstanding balance under the Agreement was $273.2 million and zero, respectively.

We and each of our significant subsidiaries, except for K. Hovnanian Enterprises, Inc., the borrower, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $250 million through May 18, 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. We also have a $100 million commercial paper facility. The facility expires on April 20, 2007 and interest is payable monthly at the LIBOR Rate plus 0.65%. As of July 31, 2006 and October 31, 2005, borrowings under both agreements were $166.9 million and $198.9 million, respectively.

10. On November 30, 2004, we issued $200 million of 6 1/4% Senior Notes due 2015 and $100 million of 6% Senior Subordinated Notes due 2010. The net proceeds of the issuance were used to repay the outstanding balance on our revolving credit facility as of November 30, 2004 and for general corporate purposes.

On August 8, 2005, we issued $300 million of 6 1/4% Senior Notes due 2016. The notes were issued at a discount to yield 6.46% and have been reflected net of the unamortized discount in the Condensed Consolidated Balance Sheets. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay the outstanding balance under our revolving credit facility as of August 8, 2005, and for general corporate purposes, including acquisitions.

On February 27, 2006, we issued $300 million of 7 1/2% Senior Notes due 2016. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay a portion of the outstanding balance under our revolving credit facility as of February 27, 2006.

On June 12, 2006, we issued $250 million of 8 5/8% Senior Notes due 2017. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay a portion of the outstanding balance under our revolving credit facility as of June 12, 2006.

At July 31, 2006, we had $1,655.3 million of outstanding senior notes ($1,649.5 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At July 31, 2006, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010.

Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions, may do so from time to time.

11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock, of 1.7 million and 3.0 million for the three months ended July 31, 2006 and 2005, respectively, and approximately 2.1 million and 3.2 million for the nine months ended July 31, 2006 and 2005, respectively.

12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. The net proceeds from the offering, reflected in Preferred Stock in the Condensed Consolidated Balance Sheets, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. In October 2005, we paid $2.8 million of dividends on the Series A Preferred Stock. In each completed quarter of fiscal 2006, we paid $2.7 million of dividends.

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

Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee (we currently define significant as greater than $100,000 because we have determined that in the aggregate the VIEs related to deposits of this size or less are not material), we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE, we consolidate it on our balance sheet. The fair value of the VIE’s inventory is reported as “Consolidated inventory not owned – variable interest entities”.

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

Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not its total assets consolidated on the balance sheet. In certain cases, we will have to place inventory the VIE has optioned to other developers on our balance sheet. In addition, if the VIE has creditors, its debt will be placed on our balance sheet even though the creditors have no recourse against us. Based on these observations, we believe consolidating VIEs based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land.

At July 31, 2006, all 37 VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $44.8 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $369.7 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At July 31, 2006, the balance reported in minority interest from inventory not owned was $208.5 million. Creditors of these VIEs have no recourse against us.

We will continue to control land and lots using options. Not all of our deposits are with VIEs. Including the deposits with the 37 VIEs described above, at July 31, 2006, we have total cash and letters of credit deposits amounting to approximately $189.0 million and $264.5 million to purchase land and lots with a total purchase price of $5.1 billion. The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

14. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures - We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base, and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those entered into with developers,other homebuilders, and financial investors to develop finished lots for sale to the joint venture’s members or other third parties. As of July 31, 2006, we have investments in ten homebuilding joint ventures and nine land development joint ventures. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

		July 31, 2006
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$ 40,233	$ 5,958	$ 46,191
Inventories	741,354	205,194	946,548
Other assets	88,982	4,968	93,950
Total assets	$ 870,569	$ 216,120	$ 1,086,689

Liabilities and equity:
Accounts payable and accrued liabilities	$ 148,515	$ 27,804	$ 176,319
Notes payable	355,528	51,839	407,367
Equity of:
Hovnanian Enterprises, Inc.	88,976	92,624	181,600
Others	277,550	43,853	321,403
Total equity	366,526	136,477	503,003
Total liabilities and equity	$ 870,569	$ 216,120	$ 1,086,689
Debt to capitalization ratio	49%	28%	45%

		October 31, 2005
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$ 46,200	$ 5,012	$ 51,212
Inventories	694,408	198,267	892,675
Other assets	166,974	295	167,269
Total assets	$ 907,582	$ 203,574	$ 1,111,156

Liabilities and equity:
Accounts payable and accrued liabilities	$ 228,264	$ 21,523	$ 249,787
Notes payable	316,532	59,131	375,663
Equity of:
Hovnanian Enterprises, Inc.	75,349	86,593	161,942
Others	287,437	36,327	323,764
Total equity	362,786	122,920	485,706
Total liabilities and equity	$ 907,582	$ 203,574	$ 1,111,156
Debt to capitalization ratio	47%	32%	44%

As of July 31, 2006 and October 31, 2005, we had advances outstanding of approximately $35.6 million and $23.7 million, respectively, to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. On our Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $217.2 million and $187.2 million at July 31, 2006 and October 31, 2005, respectively. The minor difference between the Hovnanian equity balance plus advances to unconsolidated joint ventures balance disclosed here compared to the Hovnanian

Enterprises, Inc. Condensed Consolidated Balance Sheets is due to a different inside basis versus outside basis in certain joint ventures.

For the Three Months Ended July 31,2006
	Homebuilding	Land Development	Total

Revenues	$ 192,918	$ 7,447	$ 200,365
Cost of sales and expenses (1)	(209,541)	(7,259)	(216,800)
Net income (loss)	$ (16,623)	$ 188	$ (16,435)
Our share of net losses	$ (3,397)	$ (145)	$ (3,542)

For the Three Months Ended July 31,2005
	Homebuilding	Land Development	Total

Revenues	$ 196,340	$ 13,124	$ 209,464
Cost of sales and expenses	(171,374)	(12,746)	(184,120)
Net income	$ 24,966	$ 378	$ 25,344
Our share of net earnings	$ 13,781	$ 125	$ 13,906

For the Nine Months Ended July 31,2006
	Homebuilding	Land Development	Total

Revenues	$ 657,086	$ 19,878	$ 676,964
Cost of sales and expenses (1)	(614,741)	(19,501)	(634,242)
Net income	$ 42,345	$ 377	$ 42,722
Our share of net earnings (losses)	$ 13,644	$ (19)	$ 13,625

For the Nine Months Ended July 31,2005
	Homebuilding	Land Development	Total

Revenues	$ 332,005	$ 21,334	$ 353,339
Cost of sales and expenses	(288,149)	(22,219)	(310,368)
Net income (loss)	$ 43,856	$ (885)	$ 42,971
Our share of net earnings (losses)	$ 22,733	$ (89)	$ 22,644

(1) Expenses in the third quarter of 2006 include the $27 million write-off of the Town & Country

Homes trade name intangible in Florida by our joint venture with affiliates of Blackstone Real Estate Advisors.

Income (loss) from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Financial Statements and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The minor difference between our share of the income or loss from these unconsolidated joint ventures disclosed here compared to the Hovnanian Enterprises, Inc. Condensed Consolidated Income Statements is due to the reclass of the intercompany portion of management fee income from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture’s total assets, and such financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion guarantees and limited environmental indemnifications.

15. Recent Accounting Pronouncements – In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. This statement, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting to Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company’s first quarter ending January 31, 2007. We are in the process of assessing the impact, if any, this will have on our financial statements.

16. Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We are amortizing the definite life intangibles over their expected useful lives, ranging from three to eight years.

17. Acquisitions - On August 3, 2005, we acquired substantially all of the homebuilding assets of Oster Homes, a privately held Ohio homebuilder, headquartered in Lorain, Ohio.

On August 8, 2005, we acquired substantially all of the assets of First Home Builders of Florida, a privately held homebuilder and provider of related financial services headquartered in Cape Coral, Florida.

In connection with the First Home Builders of Florida and Oster Homes acquisitions, based on an appraisal of acquisition intangibles, we have definite life intangible assets equal to the excess purchase price over the fair value of net tangible assets of $121 million in the aggregate. We are amortizing the definite life intangibles over their estimated lives.

On April 17, 2006, we acquired for cash the assets of CraftBuilt Homes, a privately held homebuilder headquartered in Bluffton, South Carolina. In connection with the acquisition, we have definite life intangible assets equal to the excess purchase price over the fair value of net tangible assets of $4.5 million in the aggregate. We are awaiting the appraisal from this acquisition. Until the appraisal is received, we are estimating the intangible value for amortization calculations. We expect to have the final appraisal by the end of the second quarter of fiscal 2007. We expect to amortize the definite life intangibles over their estimated lives.

On May 1, 2006, we acquired through the issuance of 175,936 shares of Class A common stock substantially all of the assets of two mechanical contracting businesses.

All fiscal 2006 and 2005 acquisitions provide for other payments to be made, generally dependent upon achievement of certain future operating and return objectives.

18. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of July 31, 2006 had issued and outstanding $400 million of Senior Subordinated Notes, $1,655.3 million face value of Senior Notes, and $273.2 million drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our title insurance subsidiaries, joint ventures, and certain other subsidiaries (collectively, the “Non-guarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Agreement.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 31, 2006
(Dollars in Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$ 242	$ 130,042	$5,125,510	$ 286,342		$$5,542,136
Financial services			106	195,663		195,769
Income taxes (payable) receivable	53,149		96,671	975		150,795
Investments in and amounts due to and from consolidated subsidiaries	2,000,926	2,588,249	(2,665,652)	(241,476)	(1,682,047)	-
Total assets	$2,054,317	$2,718,291	$2,556,635	$ 241,504	$(1,682,047)	$5,888,700

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding	$		$$1,064,700	$ 28,492		$$1,093,192
Financial services			72	175,517		175,589
Notes payable		2,352,379	1,118			2,353,497
Minority interest			208,542	3,563		212,105
Stockholders’ equity	2,054,317	365,912	1,282,203	33,932	(1,682,047)	2,054,317
Total liabilities and stockholders’ equity	$2,054,317	$2,718,291	$2,556,635	$ 241,504	$(1,682,047)	$5,888,700

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2005
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS;
Homebuilding	$ 1,192	$ 332,180	$3,931,333	$ 214,238		$4,478,943
Financial services			200	237,092		237,292
Income taxes (payable) receivable	(22,704)		32,970	(363)		9,903
Investments in and amounts due to and from consolidated subsidiaries	1,812,869	1,413,666	(1,617,271)	(189,626)	(1,419,638)	-
Total assets	$1,791,357	$1,745,846	$2,347,232	$ 261,341	$(1,419,638)	$4,726,138

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding	$	$ 20,431	$ 996,428	$ 3,626		$$1,020,485
Financial services			81	207,236		207,317
Notes payable		1,504,922	(3,531)	24,339		1,525,730
Minority interest			180,170	1,079		181,249
Stockholders’ equity	1,791,357	220,493	1,174,084	25,061	(1,419,638)	1,791,357
Total liabilities and stockholders’ equity	$1,791,357	$1,745,846	$2,347,232	$ 261,341	$(1,419,638)	$4,726,138

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 119	$1,512,360	$ 15,379		$$1,527,858
Financial services			2,240	20,421		22,661
Intercompany charges		81,758	81,317		(163,075)	-
Equity in pretax income of consolidated subsidiaries	120,877				(120,877)	-
Total revenues	120,877	81,877	1,595,917	35,800	(283,952)	1,550,519

Expenses:
Homebuilding		560	1,444,103	8,039	(41,426)	1,411,276
Financial services			1,263	13,864		15,127
Total expenses		560	1,445,366	21,903	(41,426)	1,426,403
Income from unconsolidated joint ventures			(3,239)			(3,239)
Income (loss) before income taxes	120,877	81,317	147,312	13,897	(242,526)	120,877
State and federal income taxes	43,830	31,191	50,247	4,971	(86,409)	43,830
Net income (loss)	$ 77,047	$ 50,126	$ 97,065	$ 8,926	$ (156,117)	$ 77,047

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2005
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 60	$1,293,968	$ 165		$$1,294,193
Financial services			1,009	17,524		18,533
Intercompany charges		53,685	54,559		(108,244)	-
Equity in pretax income of consolidated subsidiaries	194,891				(194,891)	-
Total revenues	194,891	53,745	1,349,536	17,689	(303,135)	1,312,726

Expenses:
Homebuilding		(814)	1,136,550	881	(17,171)	1,119,446
Financial services			315	12,895	(914)	12,296
Total expenses		(814)	1,136,865	13,776	(18,085)	1,131,742
Income from unconsolidated joint ventures			13,907			13,907
Income (loss) before income taxes	194,891	54,559	226,578	3,913	(285,050)	194,891
State and federal income taxes	78,797	31,571	129,114	3,078	(163,763)	78,797
Net income (loss)	$ 116,094	$ 22,988	$ 97,464	$ 835	$ (121,287)	$ 116,094

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 370	$ 4,310,378	$ 28,770		$$4,339,518
Financial services			6,516	56,598		63,114
Intercompany charges		224,600	223,705		(448,305)	-
Equity in pretax income of consolidated subsidiaries	418,651				(418,651)	-
Total revenues	418,651	224,970	4,540,599	85,368	(866,956)	4,402,632

Expenses:
Homebuilding		1,265	4,045,861	15,180	(107,666)	3,954,640
Financial services			3,442	39,977	(245)	43,174
Total expenses		1,265	4,049,303	55,157	(107,911)	3,997,814
Income from unconsolidated joint ventures			13,833			13,833
Income (loss) before income taxes	418,651	223,705	505,129	30,211	(759,045)	418,651
State and federal income taxes	153,859	79,239	181,997	11,762	(272,998)	153,859
Net income (loss)	$ 264,792	$ 144,466	$ 323,132	$ 18,449	$ (486,047)	$ 264,792

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2005
(Dollars in Thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 161	$3,526,539	$ 1,061		$$3,527,761
Financial services			3,983	45,012		48,995
Intercompany charges		154,345	156,408		(310,753)	-
Equity in pretax income of consolidated subsidiaries	501,324				(501,324)	-
Total revenues	501,324	154,506	3,686,930	46,073	(812,077)	3,576,756

Expenses:
Homebuilding		(1,902)	3,133,308	2,909	(70,084)	3,064,231
Financial services			2,087	34,388	(2,792)	33,683
Total expenses		(1,902)	3,135,395	37,297	(72,876)	3,097,914
Income from unconsolidated joint ventures			22,482			22,482
Income (loss) before income taxes	501,324	156,408	574,017	8,776	(739,201)	501,324
State and federal income taxes	197,612	54,743	221,741	4,384	(280,868)	197,612
Net income (loss)	$303,712	$ 101,665	$ 352,276	$ 4,392	$ (458,333)	$ 303,712

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$ 264,792	$ 144,466	$ 323,132	$ 18,449	$ (486,047)	$ 264,792
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(76,641)	(7,698)	(1,401,483)	(103,379)	486,047	(1,103,154)
Net cash provided by (used in) investing activities	188,151	136,768	(1,078,351)	(84,930)		(838,362)

Net cash (used in)
investing activities			(67,692)	(11,202)		(78,894)

Net cash provided by (used in) financing activities	(94)	823,225	(105,042)	35,696		753,785

Intercompany investing and financing activities – net	(188,057)	(1,174,583)	1,310,790	51,850		-
Net increase (decrease) in cash	-	(214,590)	59,705	(8,586)		(163,471)
Cash and cash equivalents balance, beginning of period	16	298,596	(97,024)	9,685		211,273

Cash and cash equivalents balance, end of period	$ 16	$ 84,006	$ (37,319)	$ 1,099	$ -	$ 47,802

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2005
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$ 303,712	$ 101,665	$ 352,276	$ 4,392	$(458,333)	$303,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(70,247)	361,828	(1,090,783)	(107,714)	458,333	(448,583)
Net cash provided by (used in) operating activities	233,465	463,493	(738,507)	(103,322)		(144,871)

Net cash (used in) investing activities			(229,486)	(82)		(229,568)

Net cash provided by (used in) financing activities	128,374	228,049	18,304	(24,485)		350,242

Intercompany investing and financing activities – net	(361,838)	(667,602)	902,645	126,795		-
Net increase (decrease) in cash	1	23,940	(47,044)	(1,094)		(24,197)
Cash and cash equivalents balance, beginning of period	15	29,369	20,017	11,558		60,959

Cash and cash equivalents balance, end of period	$ 16	$ 53,309	$ (27,027)	$ 10,464	$ -	$ 36,762

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Income Recognition from Home and Land Sales – We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), revenue is recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

Additionally, in certain markets, we sell lots to customers, transferring title, collecting proceeds, and entering into contracts to build homes on these lots. In these cases, we do not recognize the revenue from the lot sale until we deliver the completed home and have no continued involvement related to that home. The cash received on the lot is recorded as a component of inventory until the revenue is recognized.

Income Recognition from High-Rise/Mid-Rise Projects – We are developing several high-rise/mid-rise projects that will take more than 12 months to complete. If these projects qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS 66. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient deposit that the buyer cannot require be refunded except for non-delivery of the home, sufficient units in the project have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the project can be reasonably estimated. We currently do not have any projects that meet these criteria, therefore the revenues from delivering homes in high-rise/mid-rise projects are recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement with respect to that home.

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

Insurance Deductible Reserves – For fiscal 2006, our deductible is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $20 million for construction defect claims under our general liability insurance. Once our $20 million aggregate deductible is reached for construction defect claims, a $250,000 per occurrence deductible is required on any additional claims. Our worker’s compensation insurance deductible is $1 million per occurrence in fiscal 2006. Reserves have been established based upon actuarial analysis of estimated losses for fiscal 2006 and fiscal 2005. We engage a third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees.

Interest – In accordance with SFAS 34 “Capitalization of Interest Cost”, interest incurred is first capitalized to properties under development during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Interest in excess of interest capitalized or interest incurred on borrowings directly related to properties not under development is expensed immediately in “Other Interest”.

Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 “Accounting for Product Financing Arrangements” (“SFAS 49”), SFAS No. 98 “Accounting for Leases” (“SFAS 98”), and Emerging Issues Task Force (“EITF”) No. 97-10 “The Effects of Lessee Involvement in Asset Construction” (“EITF 97-10”), we record on the Condensed Consolidated Balance Sheets specific performance options, options with variable interest entities, and other options under “Consolidated inventory not owned” with the offset to “Liabilities from inventory not owned” and “Minority interest from inventory not owned”.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We are amortizing the definite life intangibles over their expected useful lives, ranging from three to eight years.

Post Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, our warranty accrual includes estimated costs for construction work that is unforeseen, but estimable based on past history, at the time of closing. Both of these liabilities are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets.

The Company is in the process of responding to the SEC with respect to its segment reporting. Based on this correspondence, the Company believes it will have to file an amended Form 10-K for the fiscal year ended

October 31, 2005, as well as an amended Form 10-Q for each of its fiscal quarters of 2006. These amendments will be filed as soon as the correspondence with the SEC is resolved. These amendments will be done to expand the reporting segment footnote disclosures related to our homebuilding operations. The amendment will have no impact on our Consolidated Balance Sheets, Consolidated Income Statements, Consolidated Cash Flows, or Consolidated Statements of Stockholders Equity for any period presented.

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

Our cash uses during the nine months ended July 31, 2006 were for operating expenses, increases in housing inventories, construction, income taxes, interest, preferred stock dividends, the acquisition of CraftBuilt Homes and repayments of our revolving credit facility. We provided for our cash requirements from housing and land sales, the revolving credit facility, Senior Notes issued in February and June 2006, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of July 31, 2006, 3.2 million shares of Class A Common Stock have been purchased under this program.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. The net proceeds from the offering, reflected in Preferred stock in the Condensed Consolidated Balance Sheets, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. In October 2005, we paid $2.8 million of dividends on the Series A Preferred Stock. In each completed quarter of fiscal 2006, we paid $2.7 million of dividends.

Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement ("Agreement") effective May 31, 2006, that provides a revolving credit line and letter of credit line of $1.5 billion through May 2011. The facility contains an accordion feature under which the aggregate commitment could be increased to $2.0 billion subject to the availability of additional commitments. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association’s prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. At July 31, 2006, there was $273.2 million drawn under this Agreement and we had approximately $36.8 million of homebuilding cash. At July 31, 2006, we had issued $457.6 million of letters of credit which reduced cash available under the Agreement.

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

At July 31, 2006, we had $1,655.3 million of outstanding senior notes ($1,649.5 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At July 31, 2006, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our title insurance subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor of the senior notes and senior subordinated notes.

Our mortgage banking subsidiary’s warehouse agreement was amended on May 19, 2006. Pursuant to the agreement, we may borrow up to $250 million through May 18, 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%. We also have a $100 million commercial paper facility. The facility expires on April 20, 2007, and interest of LIBOR Rate plus 0.65% is payable monthly. As of July 31, 2006, the aggregate principal amount of all borrowings under these agreements were $166.9 million.

Total inventory increased $1.0 billion during the nine months ended July 31, 2006. This increase excluded the increase in consolidated inventory not owned of $176.2 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See “Notes to Condensed Consolidated Financial Statements” – Note 13 for additional information on FIN 46R. Excluding the impact from an acquisition of $31.3 million, the total inventory in the Southeast Region increased $229.6 million, the Northeast Region increased $286.0 million, the Southwest Region increased $117.6 million, and our West Region increased $370.2 million. The increase in inventory was primarily the result of planned organic growth in our existing markets as we have increased the number of communities open for sale from 367 at October 31, 2005 to 436 at July 31, 2006. Substantially all homes under construction or completed and included in inventory at July 31, 2006 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our revolving credit agreement and senior and senior subordinated indebtedness.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Inventory impairment losses increased $10.9 million and $17.6 million for the three and nine months ended July 31, 2006, compared to the same period in the prior year. These increases are primarily attributable to walking away from option deposits where the current market conditions yield a lower than acceptable return on investment.

                The following table summarizes the number of buildable homes included in our total residential real estate.

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

July 31, 2006:

Northeast Region	82	11,340	21,198	32,538
Southeast Region	179	22,764	24,788	47,552
Southwest Region	114	13,633	5,506	19,139
West Region	61	13,144	6,391	19,535

Consolidated total	436	60,881	57,883	118,764

Unconsolidated joint ventures		6,343	1,517	7,860

Total including unconsolidated joint ventures		67,224	59,400	126,624

Owned		30,548	5,952	36,500
Optioned		26,766	51,931	78,697

Controlled lots		57,314	57,883	115,197

Construction to permanent financing lots		3,567		3,567

Lots controlled by unconsolidated joint ventures		6,343	1,517	7,860

Total including unconsolidated joint ventures		67,224	59,400	126,624

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes
October 31, 2005:

Northeast Region	65	10,797	22,928	33,725
Southeast Region	148	21,713	26,113	47,826
Southwest Region	102	12,905	7,547	20,452
West Region	52	9,285	9,718	19,003

Consolidated total	367	54,700	66,306	121,006

Unconsolidated joint ventures		6,655	3,396	10,051

Total Including unconsolidated joint ventures		61,355	69,702	131,057

Owned		24,731	5,657	30,388
Optioned		25,046	60,649	85,695

Controlled lots		49,777	66,306	116,083

Construction to permanent financing lots		4,923		4,923

Lots controlled by unconsolidated joint ventures		6,655	3,396	10,051

Total including unconsolidated joint ventures		61,355	69,702	131,057

The following table summarizes our started or completed unsold homes and models. The increase in total started or completed unsold homes compared to the prior year is primarily due to the increase in our community count from 367 at October 31, 2005 to 436 at July 31, 2006, as well as an increase in our contract cancellation rates and our purchase of a completed high rise building with 130 unsold homes available for sale.

	July 31, 2006			October 31, 2005

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast Region	724	53	777	469	35	504
Southeast Region	811	58	869	417	56	473
Southwest Region	961	85	1,046	901	70	971
West Region	796	154	950	275	157	432

Total	3,292	350	3,642	2,062	318	2,380

Investments in and advances to unconsolidated joint ventures increased $29.9 million during the nine months ended July 31, 2006. This increase is due to income from joint ventures not distributed and additional investment in joint ventures. As of July 31, 2006, we have investments in ten homebuilding joint ventures and nine land development joint ventures. Other than performance and completion guarantees and limited environmental indemnifications, no other guarantees associated with unconsolidated joint ventures have been given.

Receivables, deposits, and notes decreased $22.3 million to $103.1 million at July 31, 2006. The decrease was primarily due to a decrease in miscellaneous receivables for a payment received in the first quarter of 2006 from an unconsolidated joint venture, offset by an increase in deposits during the quarter.

	Prepaid expenses and other assets are as follows:

	July 31,	October 31,	Dollar
	2006	2005	Change

Prepaid insurance	$ 12,199		$ 12,199
Prepaid project costs	85,501	$ 61,773	23,728
Senior residential rental properties	8,453	8,754	(301)
Other prepaids	44,641	30,730	13,911
Other assets	32,170	30,588	1,582

	$182,964	$131,845	$ 51,119

Prepaid insurance increased due to a payment of a full year of liability insurance premium costs during the first quarter of every year. These costs are amortized on a straight line basis. Prepaid project costs and other prepaids increased due to the growth in the number of communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase in other prepaids is primarily due to prepaid bond fees, recorded in connection with the Company’s two new bond issuances in fiscal 2006.

At July 31, 2006, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2000.

Definite life intangibles decreased $49.0 million to $200.5 million at July 31, 2006. The decrease was the result of amortization during the nine months of $38.4 million, and an adjustment to the First Home Builders of Florida acquisition accounting, offset by current year acquisitions and contingent payments related to past acquisitions. As we finalized our valuation of the assets acquired from First Home Builders of Florida, we established a deferred tax asset as part of the purchase price allocation, which reduced the recorded intangibles. For any acquisition, professionals are hired to appraise all acquired intangibles. See “- Critical Accounting Policies – Intangible Assets” above for additional information on intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.

Income Taxes Receivable – Including Deferred Tax Benefits increased $140.9 million due to estimated tax payments made during 2006, based on 2005 actual taxes, while pre-tax income is lower in 2006 than in 2005. Also, as noted above, we finalized our valuation of the assets acquired from First Home Builders of Florida and we established a deferred tax asset as part of the purchase price allocation, which reduced the recorded intangibles.

Accounts payable and other liabilities are as follows:

	July 31,	October 31,	Dollar
	2006	2005	Change

Accounts payable	$208,859	$191,469	$ 17,390
Reserves	100,525	95,310	5,215
Accrued expenses	56,128	48,647	7,481
Accrued compensation	67,427	75,655	(8,228)
Other liabilities	113,729	99,448	14,281
	$546,668	$510,529	$ 36,139

The increase in accounts payable was primarily due to timing of payments and an increase in new communities under construction, which resulted in more activity and higher payables. Reserves increased for our general liability insurance deductible and bonding. As each home closes, we accrue for warranty costs under our general liability insurance. Any claims for warranty costs may not occur until the later years of the ten year warranty period, therefore, as our number of closed homes continues to increase each year, our reserves will increase until charges are incurred or the warranty period expires. The increase in accrued expenses is due to timing of acquisition earnout obligations and a significant increase in the number of homes closed in one of our Southeast markets in the third quarter of 2006, resulting in a higher volume of invoices not yet received for work completed in the last few weeks of the quarter. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2005 fourth quarter bonuses during the first quarter of 2006. Traditionally higher bonuses are earned in the fourth quarter of the fiscal year, as the Company earns its highest profits in the fourth quarter. The increase in other liabilities is mainly due to an increase in deferred income from advances related to lot options in the Northeast and Southwest Regions.

Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $174.7 million and $211.2 million at July 31, 2006 and October 31, 2005, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. The decrease in the receivable from October 31, 2005 is directly related to a decrease in the amount of loans financed at July 31, 2006.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2006 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2005

Total revenues:

Compared to the same prior period, revenues increased as follows:

	Three Months Ended
	July 31, 2006	July 31, 2005	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$1,499,826	$1,289,373	$ 210,453	16.3%
Land sales and other revenues	28,032	4,820	23,212	481.6%
Financial services	22,661	18,533	4,128	22.3%

Total revenues	$1,550,519	$1,312,726	$ 237,793	18.1%

	Nine Months Ended
	July 31, 2006	July 31, 2005	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$4,225,571	$3,495,014	$ 730,557	20.9%
Land sales and other
revenues	113,947	32,747	81,200	248.0%
Financial services	63,114	48,995	14,119	28.8%

Total revenues	$4,402,632	$3,576,756	$ 825,876	23.1%

Homebuilding:

Compared to the same prior period, homebuilding revenues increased $233.7 million or 18% during the three months ended July 31, 2006 and increased $811.8 million or 23% during the nine months ended July 31, 2006. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see paragraph titled “Land Sales and Other Revenues” later in this document.

Information on homes delivered by market area is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,

	2006	2005	2006	2005
	(Dollars in Thousands)
Northeast Region (1):
Dollars	$ 286,250	$ 244,973	$ 744,704	$ 750,679
Homes	721	644	1,979	2,056

Southeast Region (2):
Dollars	$ 617,412	$ 405,467	$1,647,282	$1,004,201
Homes	2,030	1,212	5,364	3,232

Southwest Region:
Dollars	$ 220,211	$ 189,766	$ 635,759	$ 489,810
Homes	1,022	1,021	2,948	2,636

West Region:
Dollars	$ 375,953	$ 449,167	$1,197,826	$1,250,324
Homes	850	1,090	2,732	3,057

Consolidated total:
Dollars	$1,499,826	$1,289,373	$4,225,571	$3,495,014
Homes	4,623	3,967	13,023	10,981

Unconsolidated joint
ventures (3):
Dollars	$ 189,287	$ 195,716	$ 648,301	$ 331,033
Homes	498	571	1,695	944

Totals:
Housing revenues	$1,689,113	$1,485,089	$4,873,872	$3,826,047
Homes delivered	5,121	4,538	14,718	11,925

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

(3) Unconsolidated Joint Ventures includes deliveries from our joint venture with affiliates of Blackstone

Real Estate Advisors that acquired Town & Country Homes’ existing residential communities on
March 2, 2005.

                An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by market area are set forth below:

	Net Contracts(1) for the Nine Months Ended July 31,		Contract Backlog as of July 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Northeast Region (2):
Dollars	$ 754,855	$ 729,637	$ 862,227	$ 798,113
Homes	2,064	1,981	2,249	2,181

Southeast Region (3):
Dollars	$1,371,689	$1,308,952	$1,950,945	$1,232,152
Homes	3,673	3,630	5,771	3,305

Southwest Region:
Dollars	$ 635,986	$ 647,975	$ 300,375	$ 333,875
Homes	2,981	3,320	1,329	1,608

West Region:
Dollars	$ 872,358	$1,272,462	$ 490,893	$ 840,758
Homes	1,943	3,076	964	1,936

Consolidated total:
Dollars	$3,634,888	$3,959,026	$3,604,440	$3,204,898
Homes	10,661	12,007	10,313	9,030

Unconsolidated joint ventures (4):
Dollars	$ 323,557	$ 671,277	$ 706,057	$ 993,259
Homes	903	1,426	1,548	2,301

Totals:
Dollars	$3,958,445	$4,630,303	$4,310,497	$4,198,157
Homes	11,564	13,433	11,861	11,331

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

Our reported level of net contracts has been impacted by an increase in our cancellation rates over the past few quarters, due to weakening market conditions. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2003	2004	2005	2006

First	23%	23%	27%	30%
Second	18%	19%	21%	32%
Third	21%	20%	24%	33%
Fourth	25%	24%	25%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. However, in recent quarters we have experienced a higher than normal number of cancellations later in the construction process. Cancellations also occur as a result of buyer failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Cancellation rates can be higher in markets where buyers sign contracts so as to tie up a house they like and then cancel within the rescission period once they reach a final decision on the house they want. This situation is more common in certain markets, particularly California.

Cost of sales includes expenses for homebuilding and land sales. A breakout of such expenses for homebuilding sales and homebuilding gross margin is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
	(Dollars in Thousands)

Sale of homes	$1,499,826	$1,289,373	$4,225,571	$3,495,014

Cost of sales, excluding interest	1,148,530	939,815	3,203,882	2,571,916

Homebuilding gross margin, before interest expense	351,296	349,558	1,021,689	923,098

Homebuilding cost of sales interest	25,551	22,304	61,523	58,324
Homebuilding gross margin, after interest expense	$ 325,745	$ 327,254	$ 960,166	$ 864,774

Gross margin percentage, before interest expense	23.4%	27.1%	24.2%	26.4%

Gross margin percentage, after interest expense	21.7%	25.4%	22.7%	24.7%

	Cost of Sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,

	2006	2005	2006	2005

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest:
homebuilding, land & development costs	68.6%	64.8%	67.7%	65.5%
Commissions	2.3%	2.6%	2.3%	2.3%
Financing concessions	1.0%	1.0%	0.9%	1.0%
Overheads	4.7%	4.6%	4.9%	4.9%
Total cost of sales, before interest expense	76.6%	72.9%	75.8%	73.6%
Gross margin percentage, before interest expense	23.4%	27.1%	24.2%	26.4%

Cost of sales interest	1.7%	1.7%	1.5%	1.7%
Gross margin percentage, after interest expense	21.7%	25.4%	22.7%	24.7%

We sell a variety of home types in various local communities, each yielding a different gross margin, depending on local factors such as competition, economic trends and community location. As a result, depending on the geographic mix of deliveries and the mix of specific communities, consolidated quarterly gross margin will fluctuate up or down and may not be representative of the consolidated gross margin for the year. The consolidated gross margin before interest expense for the three and nine months ended July 31, 2006 was 370 and 220 basis points lower than the same period in 2005, respectively. Our gross margin after interest expense for the three and nine months ended July 31, 2006 was 370 and 200 basis points less than the same period last year, respectively. These decreases are attributed to home price reductions, more prevalent use of incentives and increases in land and material costs such as asphalt and copper.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues increased to 10.1% for the three months ended July 31, 2006, compared to 9.0% for the three months ended July 31, 2005 and increased to 10.2% for the nine months ended July 31, 2006, compared to 9.1% for the nine months ended July 31, 2005. Such expenses increased $37.7 million for the three months ended July 31, 2006 and increased $121.5 million for the nine months ended July 31, 2006 compared to the same period last year. Included in these expenses are increased advertising costs associated with new community openings and more active selling communities in total, as well as additional advertising expenditures to generate traffic and sales during current slower market conditions, and higher costs due to the acquisitions of Cambridge Homes, First Home Builders of Florida, Oster Homes and to a lesser extent CraftBuilt Homes in the last 13 months.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005

Land sales	$ 23,045	$ 441	$103,838	$ 24,618
Cost of sales, excluding interest	21,742	387	81,376	16,369
Land sales gross margin, excluding interest	1,303	54	22,462	8,249
Interest expense	50	28	930	239
Land sales gross margin, including interest	$ 1,253	$ 26	$ 21,532	$ 8,010

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales in the first nine months of the year were significantly more than the first nine months of 2005, and for the full fiscal year 2006, we expect pre-tax profit from land sales to be higher than they were in fiscal 2005. The increase in land sale profits has to do with a few larger developments that we have undertaken, where we have strategically decided at the outset to sell some portion of the community to one or more other builders. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three and nine months ended July 31, 2006, financial services provided a $7.5 million and $19.9 million profit before income taxes, compared to a profit of $6.2 million and $15.3 million for the same period in 2005, respectively. The increase in pretax profit for the three and nine months ended July 31, 2006 is primarily due to increased mortgage settlements and the addition of mortgage operations as a result of our 2005 acquisitions.

Corporate General and Administrative

Corporate general and administrative expenses represent the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses increased to 1.7% for the three months ended July 31, 2006 from 1.4% for the prior year’s three months and increased to 1.8% from the nine months ended July 31, 2006 from 1.4% for the prior year’s nine months. Corporate general and administrative expenses increased $7.9 and $30.7 million during the three and nine months ended July 31, 2006, respectively, compared to the same period last year. The increase in corporate general and administrative expenses is primarily attributed to increased depreciation expense for new software systems, increased consulting services related to the new software implementation, Sarbanes-Oxley compliance costs, increased compensation with more headcount, as well as the adoption of SFAS 123R resulting in the expensing of stock options.

The sum of homebuilding, selling, general and administrative expenses and corporate general and administrative expenses as a percentage of total revenues for the third quarter is higher than the prior year’s third quarter percentage. We expect the increase in these expenses as a percentage of revenues for the full fiscal year compared to the prior full fiscal year to be similar.

Other Interest

Other interest decreased $0.5 million and increased $0.3 million for the three and nine months ended July 31, 2006, compared to three and nine months ended July 31, 2005. This slight decrease for the three months and increase for the nine months is primarily due to a fluctuation in interest incurred and expensed on nonrecourse land mortgages directly related to property not yet under development.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations increased to $8.4 and $23.9 million for the three and nine months ended July 31, 2006, respectively, compared to $7.4 and $10.6 million for the three and nine months ended July 31, 2005, respectively. The increases are primarily due to an increase in minority interest resulting from increased profits in a consolidated joint venture for the three and nine months ended July 31, 2006 and increased earnout expenses related to several recent acquisitions for the nine months ended July 31, 2006.

Intangible Amortization

We are amortizing our definite life intangibles over their expected useful life, ranging from three to eight years. Intangible amortization increased $1.6 million and $6.1 million for the three and nine months ended July 31, 2006, when compared to the same period last year. This increase was the result of the amortization expense related to the acquisition of Cambridge Homes in March 2005, Oster Homes in August 2005, First Home Builders of Florida in August 2005 and CraftBuilt Homes in April 2006, offset by reduced amortization on older acquisitions.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. This statement, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 is not expected to have a material impact on the Company’s results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting to Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company’s first quarter ending January 31, 2007. We are in the process of assessing the impact, if any, this will have on our financial statements.

Total Taxes

Total taxes as a percentage of income before taxes decreased for the three months ended July 31, 2006 to 36.3% from 40.4% for the three months ended July 31, 2005, and for the nine months ended July 31, 2006 to 36.8% from 39.4% for the nine months ended July 31, 2005. This decrease is primarily due to the benefit of the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 and tax return to provision adjustments for 2005 tax returns filed in the third quarter of 2006. In addition, in the quarter ended July 31, 2006, the percentage of earnings declined in California where state income rates are higher, and increased in Florida where due to prior year loss carryforwards, the Company does not currently pay state income taxes.

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

Mergers and Acquisitions

On August 3, 2005, we acquired substantially all of the homebuilding assets of Oster Homes, a privately held Ohio homebuilder, headquartered in Lorain, Ohio. The acquisition provides Hovnanian with a complementary presence to its Ohio “build-on-your-own-lot” homebuilding operations. Oster Homes builds in Lorain County in Northeast Ohio, just west of Cleveland. Oster Homes designs, markets and sells single family homes, with a focus on first-time and move-up homebuyers. Additionally, Oster Homes utilizes a design center to market extensive pre-prices, options and upgrades.

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

On May 1, 2006, we acquired through the issuance of 175,936 shares of Class A common stock substantially all of the assets of two mechanical contracting businesses.

All fiscal 2006 and 2005 acquisitions provide for other payments to be made, generally dependant upon achievement of certain future operating and return objectives.

Transactions with Related Parties

In December 2005, we entered into an agreement to purchase land in New Jersey from an entity that is owned by family relatives of our Chairman of the Board and our Chief Executive Officer at a base price of $25 million. The land will be acquired in four phases over a period of 30 months from the date of acquisition of the first phase. The purchase prices for phases two through four are subject to an increase in the purchase price for the phase of not less than 6% per annum and not more than 8% per annum from the date of the closing of the first phase based on an identified prime rate. As of the end of the third quarter of 2006, no land has been acquired. A deposit in the amount of $500,000, however, has been made by the Company. Neither the Company nor the Chairman of the Board or the Chief Executive Officer has a financial interest in the relatives’ company from whom the land will be purchased.

During the second quarter of 2006, an existing lease on a building occupied by one of our companies in the Southeast Region was amended. The lessor is a company, whom at the time of the transaction, was owned partly by Geaton A. Decesaris, Jr., formerly a member of the Company’s Board of Directors. The amendment provided for an increase in the square footage of the lease space, an increased security deposit related to the square footage increase and an increase in the lease term. In total the lease is for 39,637 square feet at $18.86 per square foot per year, with a total security deposit of $34,511.

Pursuant to the Board of Director requirements, prior to these agreements being finalized, an independent appraisal of each transaction was performed. Upon review of the appraisals by the independent members of the Board of Directors the transactions were approved.

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

Certain risks, uncertainties, and other factors are described in detail in Item 1 and 2 “Business and Properties” in our Form 10-K for the year ended October 31, 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of July 31, 2006, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (“FMV”).

	As of July 31, 2006

	Expected Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total	FMV @ 7/31/06
	(Dollars in Thousands)
Long term debt(1):
Fixed rate	$33,046	$140,937	$736	$786	$100,841	$1,835,802	$2,112,148	$1,937,190
Average interest rate	5.98%	10.48%	6.70%	6.72%	6.01%	7.26%	7.39%

(1) Does not include bonds collateralized by mortgages receivable or the warehouse line of credit.

In addition, we have reassessed the market risk for our variable rate debt, which is based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association’s prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Revolving Credit Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. We believe that a one percent increase in this rate would have an approximate $1.0 million increase in interest expense for the nine months ended July 31, 2006, assuming an average of $136.6 million of variable rate debt outstanding from November 1, 2005 to July 31, 2006.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2006. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the “EPA”). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We provided the EPA with information in response to its requests. We have since been advised by the Department of Justice (“DOJ”) that it will be involved in the review of our storm water discharge practices. We cannot predict the outcome of the review of these practices or estimate the costs that may be involved in resolving the matter. To the extent that the EPA or the DOJ asserts violations of regulatory requirements and request injunctive relief or penalties, we will defend and attempt to resolve such asserted violations.

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

Our sales and customer financing processes are subject to the jurisdiction of the U. S. Department of Housing and Urban Development (“HUD”). In connection with the Real Estate Settlement Procedures Act, HUD has inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD’s inquiries. In connection with these inquiries, the Inspector General of HUD has recommended to the Secretary of HUD that we indemnify HUD for any losses that it may sustain in connection with nine loans that it alleges were improperly underwritten. We cannot predict the outcome of HUD’s inquiry or estimate the costs that may be involved in resolving the matter. We do not expect the ultimate cost to be material.

In August 2006, the Company canceled a purchase contract for a property located in Southern California based on the seller’s failure to perform certain obligations, and requested return of its $16.5 million contract deposit. Refund of the deposit is currently in dispute with the seller and the Company anticipates that arbitration proceedings will commence during the fourth quarter of 2006 to resolve the dispute. At this time, the Company can not predict the outcome of this dispute.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases of shares of our Class A Common Stock made by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the third fiscal quarter of 2006.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs

May 1, 2006 through May 31, 2006	200,000	$36.19	200,000	987,668

June 1, 2006 through June 30, 2006	175,000	$29.86	175,000	812,668

July 1, 2006 through July 31, 2006				812,668

Total	375,000	$33.23	375,000

(1) In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.

No shares of our Class B Common Stock or of our 7.625% Series A Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the third fiscal quarter of 2006.

Item 6.	Exhibits

Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

Exhibit 3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant. (2)

Exhibit 3(c) Certificate of Amendment of Certificate of Incorporation of the Registrant. (3)

Exhibit 3(d) Restated Bylaws of the Registrant. (4)

Exhibit 4(a) Indenture, dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wachovia Bank, National Association, as Trustee. (5)

Exhibit 4(b) First Supplemental Indenture, dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee. (6)

Exhibit 4(c) Second Supplemental Indenture, dated as of March 18, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee. (7)

Exhibit 4(d) Third Supplemental Indenture, dated as of July 15, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee. (7)

Exhibit 4(e) Fourth Supplemental Indenture, dated as of April 19, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee. (7)

Exhibit 4(f) Fifth Supplemental Indenture, dated as of September 6, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee. (7)

Exhibit 4(g) Sixth Supplemental Indenture, dated as of February 27, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee. (8)

Exhibit 4(h) Seventh Supplemental Indenture, dated as of June 12, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and U. S. Bank National Association, as trustee, relating to the 8 5/8% Senior Notes due 2017 (including form of 8 5/8% Senior Notes due 2017). (11)

Exhibit 4(i) Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(9)

Exhibit 10(a) Sixth Amended and Restated Credit Agreement dated May 31, 2006. (10)

Exhibit 10(b) Amended and Restated Guaranty and Suretyship Agreement, dated May 31, 2006. (10)

Exhibit 31(a) Rule 13a-14(a)/15d-14(a)Certification of Chief Executive Officer.

Exhibit 31(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32(a) Section 1350 Certification of Chief Executive Officer.

Exhibit 32(b) Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(2)	Incorporated by reference to Exhibit 4.2 to Registration Statement (No. 333-106761) on Form S-3 of the Registrant.

(3)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2004.

(4)	Incorporated by reference to Exhibit 3.2 to Registration Statement (No. 1-08551) on Form 8-A of the Registrant.

(5)	Incorporated by reference to Exhibits to Registration Statement (No. 333-125738) on Form S-3 of the Registrant.

(6)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K on November 7, 2003.

(7)	Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.

(8)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on February 27, 2006.

(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on July 13, 2005.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on June 6, 2006.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on June 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 11, 2006
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer

DATE:	September 11, 2006
/S/PAUL W. BUCHANAN
Paul W. Buchanan,
Senior Vice President
Corporate Controller