Form 10-K/A
period 2005-10-31
HOVNANIAN ENTERPRISES INC
filed 2006-12-20
CIK 357294

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 31, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8551

Hovnanian Enterprises, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1851059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
110 West Front Street, P.O. Box 500, Red Bank, N.J.	07701
(Address of Principal Executive Offices)	(Zip Code)

732-747-7800

(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange
Depositary Shares, each representing 1/1,000th of a share of 7.625% Series A Preferred Stock	NASDAQ Global Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2005 was $1,821,859,091.

As of the close of business on January 4, 2006, there were outstanding 46,986,873 shares of the Registrant’s Class A Common Stock and 14,673,399 shares of its Class B Common Stock.

EXPLANATORY PARAGRAPH

This Annual Report on Form 10-K/A is filed for the purpose of restating Note 10 in the Notes to Consolidated Financial Statements for the years ended October 31, 2005, 2004 and 2003, which includes expanded reportable segment footnote disclosure related to our homebuilding operations. We have restated the accompanying Consolidated Financial Statements to revise our segment disclosures for all periods presented to show six reportable homebuilding segments. The restatement has no impact on our consolidated balance sheets as of October 31, 2005 and 2004, or consolidated statements of income and related income per common share amounts, consolidated statements of cash flows or consolidated statements of stockholders’ equity for the years ended October 31, 2005, 2004 and 2003. Conforming and other changes that are responsive to certain disclosure comments, primarily relating to segment reporting, received from the Division of Corporation Finance of the Securities and Exchange Commission, have been made to the Business section in Item 1, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and our Controls and Procedures discussion in Item 9A of this Form 10-K/A. See Note 10 in the Notes to Consolidated Financial Statements for further information relating to the restatement. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K, except in connection with the foregoing.

HOVNANIAN ENTERPRISES, INC.

Documents Incorporated by Reference:

Part III – Those portions of registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of shareholders to be held on March 8, 2006 which are responsive to Items 10, 11, 12, 13 and 14.

HOVNANIAN ENTERPRISES, INC.

Form 10-K/A
Table of Contents

HOVNANIAN ENTERPRISES, INC.

Part I

Items 1 and 2 – Business and Properties

BUSINESS OVERVIEW

We design, construct, market and sell single-family detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes in planned residential developments and are one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company, including unconsolidated joint ventures, we have delivered in excess of 233,000 homes, including 17,783 homes in fiscal 2005. The Company consists of two operating groups: homebuilding and financial services. Our financial services group provides mortgage loans and title services to our homebuilding customers.

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

2005 – Entered the Orlando, Florida market through our acquisition of Cambridge Homes and entered the greater Chicago, Illinois market and expanded our position in Florida and Minnesota through the acquisition of the operations of Town & Country Homes, which occurred concurrently, with our entering into a joint venture with affiliates of Blackstone Real Estate Advisors to own and develop Town & Country’s existing residential communities. We also entered the Fort Lauderdale market through the acquisition of First Home Builders of Florida, and the Cleveland, Ohio market through the acquisition of Oster Homes.

Hovnanian markets and builds homes that are constructed in 32 of the nation’s top 75 housing markets. We segregate our homebuilding business geographically into six segments, which are the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West.

GEOGRAPHIC BREAKDOWN OF MARKETS BY HOMEBUILDING SEGMENT

Northeast: New Jersey, New York, Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, West Virginia, Washington D.C.

Midwest: Illinois, Michigan, Minnesota, Ohio

Southeast: Florida, North Carolina, South Carolina

HOVNANIAN ENTERPRISES, INC.

Southwest: Arizona, Texas

West: California

We employed approximately 6,084 full-time associates as of October 31, 2005.

Our Corporate offices are located at 10 Highway 35, P. O. Box 500, Red Bank, New Jersey 07701, our telephone number is (732)747-7800, and our Internet website address is www.khov.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request.

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

We are committed to becoming a better and more efficient homebuilding company. Over the past few years, our strategies have included testing several initiatives to fundamentally transform our traditional practices used to design, build and sell homes and focus on “building better”. These performance enhancing initiatives, processes and systems have been successfully used in other manufacturing industries and include implementation of standardized “best practice processes”, rapid cycle times, vendor consolidation, vendor partnering, co-operative purchasing, distribution, fabrication and installation, and just-in-time material procurement. Other initiatives include standardized home designs that can be deployed in multiple geographic markets with minimal architectural modification.

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

Code of Ethics – For more than 40 years of doing business, we have been committed to sustaining our shareholders’ investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a collection of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our Code of Ethics applies to our principal executive officer, principal financial officer, controller, and all other associates of our company, including our directors and other officers. The Company’s Code of Ethics is available on the Company’s website at www.khov.com under “Investor Relations/Governance/Code of Ethics”.

Corporate Governance – We also remain committed to our shareholders in fostering sound corporate governance principles. The Company has adopted “Corporate Governance Guidelines” to assist the Board of Directors of the Company (the Board) in fulfilling its responsibilities related to corporate governance conduct. These guidelines serve as a framework, addressing the function, structure, and operations of the Board, for purposes of promoting consistency of the Board’s role in overseeing the work of management.

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

HOVNANIAN ENTERPRISES, INC.

Current base prices for our homes in contract backlog at October 31, 2005 range from $49,000 to $1,800,000 in the Northeast, from $125,000 to $1,300,000 in the Mid-Atlantic, from $68,000 to $740,000 in the Midwest, from $94,000 to $772,000 in the Southeast, from $91,000 to $1,030,000 in the Southwest, and from $146,000 to $1,988,000 in the West. Closings generally occur and are typically reflected in revenues within eighteen months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2005 is set forth below:

(Housing Revenue in Thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$983,426	2,329	$422,252
Mid-Atlantic	909,458	1,915	$474,913
Midwest	90,131	599	$150,469
Southeast	744,810	3,433	$216,956
Southwest	738,417	3,883	$190,167
West	1,711,413	4,115	$415,896
Consolidated Total	$5,177,655	16,274	$318,155
Unconsolidated Joint Ventures	529,944	1,509	$351,189
Total Including Unconsolidated Joint Ventures	$5,707,599	17,783	$320,958

The value of our net sales contracts, including unconsolidated joint ventures, increased 31% to $6.4 billion for the year ended October 31, 2005 from $4.9 billion for the year ended October 31, 2004. This increase was the net result of a 16% increase in the number of homes contracted to 18,738 in 2005 from 16,148 in 2004. By Segment, on a dollar basis, including unconsolidated joint ventures, the Northeast decreased 8%, the Mid-Atlantic increased 55%, the Midwest increased 626%, the Southeast increased 157%, the Southwest increased 25% and the West decreased 4%.  Increases were due to increased sales and increased sales prices in all of our regions except in our West, where the number of homes contracted decreased slightly due to timing of opening new communities.

The following table summarizes our active selling communities under development as of October 31, 2005. The contracted not delivered and remaining home sites available in our  active communities under development are included in the 121,006 consolidated total home sites under the total residential real estate chart in Item 7 “Management’s Discussion and  Analysis of Financial Condition and Results of Operations”.

Active Selling Communities

				Contracted
		Approved	Homes	Not	Home Sites
	Communities	Home Sites	Delivered	Delivered(1)	Available(2)
Northeast	40	12,173	4,994	1,583	5,596
Mid-Atlantic	70	10,405	3,268	1,381	5,756
Midwest	25	3,689	71	581	3,037
Southeast	78	23,437	8,861	5,997	8,579
Southwest	102	20,664	7,759	1,296	11,609
West	52	16,205	6,920	1,753	7,532
Total	367	86,573	31,873	12,591	42,109

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

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast and in the Mid-Atlantic we typically obtain an additional 5% to 10% down payment due 30 to 60 days after signing. The contract may include a financing contingency, which permits the customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including

HOVNANIAN ENTERPRISES, INC.

financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution. In markets with significant investor demand, our Company’s policy states that sales contracts include an investor restriction on resale of homes for a stipulated time period, if the home is not occupied by the purchaser. Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the income statement, in accordance with our accounting policies, when title to the home is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

RESIDENTIAL LAND INVENTORY IN PLANNING

It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2005, exclusive of communities under development described above under “Residential Development Activities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities under development are included in the 121,006 consolidated total home sites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Communities in Planning

	Number of	Proposed	Total Land
	Proposed	Developable	Option	Book
(Dollars in Thousands)	Communities	Home Sites	Price	Value(1)(2)
Northeast:
Under Option	107	16,690	$1,133,897	$81,540
Owned	24	2,775		274,281
Total	131	19,465		355,821
Mid-Atlantic:
Under Option	113	14,566	$971,695	39,554
Owned	18	1,942		51,558
Total	131	16,508		91,112
Midwest:
Under Option	21	3,460	$175,224	9,649
Owned	1	3		699
Total	22	3,463		10,348
Southeast:
Under Option	73	9,602	$472,659	21,169
Owned	1	3		461
Total	74	9,605		21,630

Southwest:
Under Option	54	7,067	$217,718	20,635
Owned	3	480		8,197
Total	57	7,547		28,832
West:
Under Option	48	9,264	$816,834	160,333
Owned	5	454		14,036
Total	53	9,718		174,369
Totals:
Under Option	416	60,649	$3,788,027	332,880
Owned	52	5,657		349,232
Combined Total	468	66,306		$682,112

(1)   Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2005, option fees and deposits aggregated approximately $150.6 million. As of October 31, 2005, we spent an additional $184.7 million in non-refundable predevelopment costs on such properties.

(2)   The book value of $682.1 million is identified on the balance sheet as “Inventories – land and land options held for future development or sale”, and does not include inventory in Poland amounting to $9.8 million. The book value does include option deposits of $7.3 million for specific performance options, $4.3 million for other option deposits, and $84.5 million for variable interest entity property reported under “Consolidated Inventory Not Owned”.

In the Northeast, our objective is to control a supply of land sufficient to meet anticipated building requirements for at least six years. We typically option parcels of unimproved land for development. In our other segments, we either acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in these segments, we have increasingly been optioning parcels of unimproved land for development.

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

COMPANY OFFICES

We own a 69,000 square foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Northeast. We lease approximately 621,000 square feet of space for our other operating divisions located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.

HOVNANIAN ENTERPRISES, INC.

Item 3 – Legal Proceedings

We are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing; and we are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations. In addition, in March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (“EPA”) requesting information about storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We have provided the information requested. In November 2005, the EPA requested additional information on some of the same projects. We continue to provide such information. To the extent that the information provided were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we will defend and attempt to resolve such asserted violations.

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

At this time, we cannot predict the outcome of the EPA’s or HUD’s reviews or estimate the costs that may be involved in resolving such matters.

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

Part II

Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Issuer Purchases of Equity Securities (1)

				Maximum
				Number of
			Total Number of	Shares That
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans
Period	Shares Purchased	Per Share	or Programs	or Programs
August 1, 2005 Through
August 31, 2005	100,000	$61.45	100,000	1,587,668
September 1, 2005 Through
September 30, 2005	100,000	$57.75	100,000	1,487,668
October 1, 2005 Through
October 31, 2005	–	–	–	1,487,668
Total	200,000	$59.60	200,000	1,487,668

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

	Year Ended
Summary Consolidated
Income Statement Data
(In Thousands, Except	October 31,	October 31,	October 31,	October 31,	October 31,
Per Share Data)	2005	2004	2003	2002	2001
Revenues	$5,348,417	$4,153,890	$3,201,944	$2,551,106	$1,741,990

Expenses	4,602,871	3,608,909	2,790,339	2,325,376	1,635,636
Income (loss) from unconsolidated joint ventures	35,039	4,791	(87)	–	–
Income before income taxes	780,585	549,772	411,518	225,730	106,354
State and Federal income taxes	308,738	201,091	154,138	88,034	42,668
Net income	471,847	348,681	257,380	137,696	63,686
Less: preferred stock dividends	2,758
Net income available to common stockholders	$469,089	$348,681	$257,380	$137,696	$63,686

Per Share Data:

Basic:
Income per common share	$7.51	$5.63	$4.16	$2.26	$1.19
Weighted average number of common shares outstanding	62,490	61,892	61,920	60,810	53,620

Assuming Dilution:
Income per common share	$7.16	$5.35	$3.93	$2.14	$1.15
Weighted average number of common shares outstanding	65,549	65,133	65,538	64,310	55,584

HOVNANIAN ENTERPRISES, INC.

Summary Consolidated
Balance Sheet Data	October 31,	October 31,	October 31,	October 31,	October 31,
(In Thousands)	2005	2004	2003	2002	2001
Total assets	$4,719,955	$3,156,267	$2,332,371	$1,678,128	$1,064,258
Mortgages, term loans, revolving credit agreements, and notes payable	$271,868	$354,055	$326,216	$215,365	$111,795
Senior notes, and senior subordinated notes	$1,498,739	$902,737	$687,166	$546,390	$396,544
Stockholders’ equity	$1,791,357	$1,192,394	$819,712	$562,549	$375,646

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

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Notes to Financial Statements

The discussion in the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended October 31, 2005, 2004 and 2003 reflects a restatement to contain expanded disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131. We had historically aggregated our homebuilding operating segments into a single, national reportable segment, but have restated our segment disclosure to include six reportable homebuilding segments for the years ended October 31, 2005, 2004 and 2003 (see Note 10 of the notes to our consolidated financial statements). The restatement has no impact on our consolidated balance sheets as of October 31, 2005 and 2004, or consolidated statements of income and related income per common share amounts, consolidated statements of cash flows or consolidated statements of stockholders’ equity for the years ended October 31, 2005, 2004 and 2003.

CRITICAL ACCOUNTING POLICIES

Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

Business Combinations – When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”). Under SFAS 141, we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as goodwill. The reported income of an acquired company includes the operations of the acquired company from the date of acquisition.

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

Insurance Deductible Reserves – For fiscal 2005, our deductible was $5 million per occurrence for general liability insurance and $500,000 per occurrence for worker’s compensation insurance. For fiscal 2004, our deductible was $150,000 per occurrence for worker’s compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated future losses during 2005 and 2004. For fiscal 2006, our deductible increases to $20 million per occurrence with an aggregate $20 million for bodily injury and property damage claims, and an aggregate $20 million for product defect claims under our general liability insurance. Our worker’s compensation insurance deductible increases to $1 million per occurrence for 2006.

Interest – Costs related to properties under development are capitalized during the land development and home construction period and expensed as cost of sales interest as the related inventories are sold. Costs related to properties not under development are charged to interest expense separately in the Consolidated Statements of Income.

Land Options – Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board (“FASB”) revision to Interpretation No. 46 (“FIN 46-R”) “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 “Accounting for Product Financing Arrangements” (“SFAS 49”), SFAS No. 98 “Accounting for Leases” (“SFAS 98”), and Emerging Issues Task Force (“EITF”) No. 97-10 “The Effects of Lessee Involvement in Asset Construction” (“EITF 97-10”), we record on the Consolidated Balance Sheets specific performance options, options with variable interest entities, and other options under Consolidated Inventory Not Owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

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

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania) the Midwest (Illinois, Michigan, Minnesota and Ohio), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia and Washington D.C.), the Southeast (Florida, North Carolina and South Carolina), the Southwest (Arizona and Texas), and the West (California). In addition, we provide financial services to our homebuilding customers.

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

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and will be paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq National Market under the symbol “HOVNP”. The net proceeds from the offering of $135 million, reflected in Paid in Capital in the Consolidated Balance Sheet, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. On October 17, 2005, we paid $2.8 million as dividends on the Series A Preferred Stock.

Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement (the “Agreement”) that provides a revolving credit line and letter of credit line of $1.2 billion through July 2009. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.3 billion subject to the availability of additional commitments. Interest is payable monthly at various rates based on a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement plus, at the Company’s option, either (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association’s prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three or six month interest period as selected by us. In addition, we pay a fee ranging from 0.20% to 0.30% per annum on the unused portion of

HOVNANIAN ENTERPRISES, INC.

the revolving credit line depending on our Consolidated Leverage Ratio and the average percentage unused portion of the revolving credit line. At October 31, 2005, there was zero drawn under this Agreement and we had approximately $219 million of homebuilding cash. At October 31, 2005, we had issued $330.8 million of letters of credit which reduces cash available under the Agreement. We believe that we will be able either to extend the Agreement beyond July 2009 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. We and each of our significant subsidiaries, except for various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement.

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

On May 3, 2004, we redeemed our 9 1/8% Senior Notes due 2009, and we recorded $8.7 million of expenses associated with the extinguishment of this debt. On March 18, 2004, we paid off our $115 million Term Loan, and we recorded $0.9 million of expenses associated with the extinguishment of the debt. In both cases, these expenses have been reported as “Expenses Related to Extinguishment of Debt” on the Consolidated Statements of Income.

Our mortgage banking subsidiary’s warehousing agreement was amended on April 26, 2005. Pursuant to the agreement, we may borrow up to $250 million. The agreement expires in April 2006 and interest is payable monthly at the Eurodollar rate plus 1.25%. We believe that we will be able either to extend this agreement beyond April 2006 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We also have a $100 million commercial paper facility. The facility expires in September 2006 and interest of LIBOR plus ..65% is payable monthly. As of October 31, 2005, the aggregate principal amount of all borrowings under both agreements was $198.9 million.

Total inventory increased $833.3 million during the twelve months ended October 31, 2005. This increase excluded the change in Consolidated Inventory Not Owned of $136.0 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and Variable Interest Entities in accordance with FIN 46. See the “Recent Accounting Pronouncements” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional explanation of FIN 46. Excluding the impact from acquisitions of $336.9 million in the Northeast and Southeast, total inventory in the Northeast increased $207.6 million, the Mid-Atlantic increased $165.5 million, the Midwest increased $31.2 million, the Southeast decreased $2.6 million, the Southwest increased $98.7 million, and the West decreased $4.0 million. The increase in our existing homebuilding segments was primarily the result of planned future organic growth. Substantially all homes under construction or completed and included in inventory at October 31, 2005 are expected to be closed during the next eighteen months. Most inventory completed or under development is financed through our line of credit, and senior and senior subordinated indebtedness.

We usually option property for development prior to acquisition. By optioning property, we limit our financial exposure to the amounts invested in the option deposits and predevelopment costs. This significantly reduces our risk and generally allows us to obtain necessary development approvals before acquisition of the land.

HOVNANIAN ENTERPRISES, INC.

The following table summarizes home sites included in our total residential real estate:

		Contracted	Remaining
	Total	Not	Home Sites
	Home Sites	Delivered	Available
October 31, 2005:
Northeast	26,644	1,583	25,061
Mid-Atlantic	23,582	1,381	22,201
Midwest	7,081	581	6,500
Southeast	24,244	5,997	18,247
Southwest	20,452	1,296	19,156
West	19,003	1,753	17,250
Consolidated Total	121,006	12,591	108,415
Unconsolidated Joint Ventures	10,051	2,340	7,711
Total Including Unconsolidated Joint Ventures	131,057	14,931	116,126
Owned	30,388	6,681	23,707
Optioned	85,695	987	84,708
Controlled lots	116,083	7,668	108,415
Construction to permanent financing lots	4,923	4,923	–
Lots controlled by unconsolidated joint ventures	10,051	2,340	7,711
Total Including Unconsolidated Joint Ventures	131,057	14,931	116,126
October 31, 2004:
Northeast	27,794	1,815	25,979
Mid-Atlantic	18,261	1,132	17,129
Midwest	1,042	497	545
Southeast	13,978	1,267	12,711
Southwest	20,064	924	19,140
West	19,732	1,917	17,815
Consolidated Total	100,871	7,552	93,319
Unconsolidated Joint Ventures	638	299	339
Total Including Unconsolidated Joint Ventures	101,509	7,851	93,658
Owned	26,737	5,734	21,003
Optioned	73,203	887	72,316
Controlled lots	99,940	6,621	93,319
Construction to permanent financing lots	931	931	–
Lots controlled by unconsolidated joint ventures	638	299	339
Total Including Unconsolidated Joint Ventures	101,509	7,851	93,658

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

The following table summarizes our started or completed unsold homes, excluding unconsolidated joint ventures, in active and substantially completed communities:

	October 31, 2005			October 31, 2004
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	294	18	312	77	39	116
Mid-Atlantic	167	19	186	49	18	67
Midwest	175	17	192	—	—	—
Southeast	250	37	287	173	17	190
Southwest	901	70	971	683	78	761
West	275	157	432	329	160	489
Total	2,062	318	2,380	1,311	312	1,623
Started or completed unsold homes per active selling communities	5.6	0.9	6.5	4.8	1.1	5.9

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

Property, plant, and equipment increased $52.8 million to $96.9 million at October 31, 2005. The increase relates principally to the acquisition of First Home Builders of Florida, which has its own construction services business with equipment and plant space, as well as the new Corporate office building constructed in Red Bank, New Jersey.

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

The increase in accounts payable and accrued expenses was due to our acquisitions during 2005, as well as the opening of new communities in our existing markets. Our reserves increased in accordance with our general liability and workman’s compensation policies. The increase in other liabilities was due to a cash advance we received related to a structured lot option.

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

Information on homes delivered by Segment is set forth below:

	Year Ended
(Housing Revenue in Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Northeast:
Housing Revenues	$983,426	$923,189	$736,344
Homes Delivered	2,329	2,406	2,108
Average Price	$422,252	$383,703	$349,309
Mid-Atlantic:
Housing Revenues	$909,458	$637,607	$427,184
Homes Delivered	1,915	1,672	1,310
Average Price	$474,913	$381,344	$326,095
Midwest(1):
Housing Revenues	$90,131	$104,167	$37,865
Homes Delivered	599	782	279
Average Price	$150,469	$133,206	$135,717
Southeast(2):
Housing Revenues	$744,810	$428,867	$256,287
Homes Delivered	3,433	2,304	1,419
Average Price	$216,956	$186,140	$180,611
Southwest(3):
Housing Revenues	$738,417	$681,083	$481,634
Homes Delivered	3,883	3,875	2,431
Average Price	$190,167	$175,763	$198,122
West:
Housing Revenues	$1,711,413	$1,307,350	$1,190,516
Homes Delivered	4,115	3,547	3,984
Average Price	$415,896	$368,579	$298,824

Consolidated Total:
Housing Revenues	$5,177,655	$4,082,263	$3,129,830
Homes Delivered	16,274	14,586	11,531
Average Price	$318,155	$279,875	$271,427
Unconsolidated Joint Ventures(4):
Housing Revenues	$529,944	$36,555	$11,034
Homes Delivered	1,509	84	54
Average Price	$351,189	$435,179	$204,340
Total Including Unconsolidated Joint Ventures:
Housing Revenues	$5,707,599	$4,118,818	$3,140,864
Homes Delivered	17,783	14,670	11,585
Average Price	$320,958	$280,765	$271,115

(1)   Midwest includes deliveries from our Ohio acquisitions of Oster Homes on August 3, 2005 and Summit Homes on April 1, 2003.

(2)   Southeast includes deliveries from our Florida acquisitions of Cambridge Homes, First Home Builders of Florida, and Windward Homes on March 1, 2005, August 8, 2005, and November 1, 2003, respectively.

(3)   Southwest includes deliveries from our Texas and Arizona acquisitions on November 1, 2002, January 1, 2003, and August 13, 2003, respectively.

(4)   October 31, 2005 includes deliveries from our joint venture with affiliates of Blackstone Real Estate Advisors that acquired Town & Country Homes existing residential communities on March 2, 2005.

The increase in housing revenues during the year ended October 31, 2005 was primarily due to organic growth within our existing operations. Excluding acquisitions, housing revenues and average sales prices increased in all six of our homebuilding segments combined by 20.0% and 15.5%, respectively. Homes delivered, excluding acquisitions, decreased 3% and 31% in the Northeast and Midwest, respectively, and increased 15%, 3%, 0.2%, and 16.0% in the Mid-Atlantic, Southeast, Southwest and West, respectively.

HOVNANIAN ENTERPRISES, INC.

Unaudited quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ending October 31, 2005, 2004, and 2003 are set forth below:

	Quarter Ended
(In Thousands)	October 31, 2005	July 31, 2005	April 30, 2005	January 31, 2005
Housing Revenues:
Northeast	$283,494	$231,198	$248,843	$219,891
Mid-Atlantic	331,022	236,325	183,782	158,329
Midwest	39,384	13,775	18,402	18,570
Southeast	319,045	169,142	151,118	105,505
Southwest	248,607	189,766	164,133	135,911
West	461,089	449,167	423,394	377,763
Consolidated Total	$1,682,641	$1,289,373	$1,189,672	$1,015,969
Sales Contracts (Net of Cancellations):
Northeast	$257,950	$272,100	$235,509	$181,373
Mid-Atlantic	284,692	282,673	333,467	178,516
Midwest	47,064	14,195	18,227	8,232
Southeast	450,257	203,113	204,818	106,366
Southwest	191,365	247,440	235,487	165,048
West	389,589	411,976	506,363	354,124
Consolidated Total	$1,620,917	$1,431,497	$1,533,871	$993,659

	Quarter Ended
(In Thousands)	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004
Housing Revenues:
Northeast	$333,430	$236,988	$185,598	$167,173
Mid-Atlantic	225,503	164,266	147,950	99,888
Midwest	31,928	24,482	23,022	24,735
Southeast	124,029	108,129	105,535	91,174
Southwest	217,214	181,491	154,564	127,814
West	447,333	329,254	284,274	246,489
Consolidated Total	$1,379,437	$1,044,610	$900,943	$757,273

Sales Contracts (Net of Cancellations):
Northeast	$317,355	$249,410	$291,860	$189,675
Mid-Atlantic	159,373	165,731	213,741	153,328
Midwest	16,606	18,282	15,267	13,809
Southeast	115,445	127,976	138,181	87,739
Southwest	170,958	179,232	202,748	121,177
West	426,910	507,214	533,685	299,020
Consolidated Total	$1,206,647	$1,247,845	$1,395,482	$864,748

	Quarter Ended
(In Thousands)	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003
Housing Revenues:
Northeast	$260,663	$195,570	$143,348	$136,763
Mid-Atlantic	121,257	100,184	102,092	103,651
Midwest	18,589	14,469	4,807	N/A
Southeast	81,088	65,399	54,070	55,730
Southwest	172,298	129,907	106,767	72,662
West	371,147	325,205	255,469	238,695
Consolidated Total	$1,025,042	$830,734	$666,553	$607,501
Sales Contracts (Net of Cancellations):
Northeast	$197,465	$240,677	$197,700	$115,447
Mid-Atlantic	145,852	167,496	160,623	94,358
Midwest	21,637	20,948	7,244	N/A
Southeast	84,955	72,321	87,700	54,992
Southwest	142,412	125,292	143,979	68,927
West	261,606	336,889	312,469	233,616
Consolidated Total	$853,927	$963,623	$909,715	$567,340

HOVNANIAN ENTERPRISES, INC.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, using base sales prices by market area is set forth below:

(Dollars In Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Northeast:
Total Contract Backlog	$693,535	$719,606	$506,819
Number of Homes	1,583	1,815	1,512
Mid-Atlantic:
Total Contract Backlog	$713,021	$519,999	$393,501
Number of Homes	1,381	1,132	1,083
Midwest:
Total Contract Backlog	$90,348	$54,410	$75,046
Number of Homes	581	497	706
Southeast:
Total Contract Backlog	$1,493,084	$250,805	$132,847
Number of Homes	5,997	1,267	678
Southwest:
Total Contract Backlog	$283,739	$164,655	$157,655
Number of Homes	1,296	924	989
West:
Total Contract Backlog	$784,495	$775,295	$264,536
Number of Homes	1,753	1,917	793
Totals:
Total Consolidated Contract Backlog	$4,058,222	$2,484,770	$1,530,404
Number of Homes	12,591	7,552	5,761

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

We have written-off or written-down certain inventories totaling $5.4, $7.0, and $5.2 million during the years ended October 31, 2005, 2004, and 2003, respectively, to their estimated fair value. See “Notes to Consolidated Financial Statements – Note 13” for additional explanation. These write-offs and write-downs were incurred primarily because of the decision not to exercise certain options to purchase land, redesign of communities in planning, a change in the marketing strategy to liquidate a particular property or lower property values.

During the years ended October 31, 2005, 2004, and 2003, we wrote-off residential land options and approval and engineering costs amounting to $5.3, $5.4, and $4.5 million, respectively, which are included in the total write-offs mentioned above. When a community is redesigned, abandoned engineering costs are written-off. Option and approval and engineering costs are written-off when a community’s proforma profitability does not produce adequate returns on the investment commensurate with the risk and we cancel the option. Such write-offs were located in all our regions.

During the year ended October 31, 2004, we wrote-down a community $1.2 million in the Northeast, $0.1 million in the Mid-Atlantic, and $0.3 million in the Southwest. The write-down in the Northeast was attributed to a section of a community that was built in accordance with a low income housing clause. In preparation for selling this property, an outside appraisal was prepared resulting in a reduction in inventory carrying amount to fair value. The write-downs in the Mid-Atlantic and Southwest were attributed to the properties that were acquired as part of our acquisitions in these segments. A decision was made to liquidate these properties resulting in lower sales prices.

We wrote-down one community $0.7 million in the Southwest during the year ended October 31, 2003. This property was acquired as part of one of our acquisitions. A decision was made to liquidate this property resulting in lower sales prices.

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

FINANCIAL SERVICES

Financial services consists primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. During the years ended October 31, 2005, October 31, 2004, and October 31, 2003, financial services provided a $24.0, $25.5, and $22.9 million pretax profit, respectively. In 2005, financial services revenue increased $12.1 million to $72.4 million, but this increase was more than offset by increased costs as the mortgage operations added overhead costs to prepare for future growth and the profit per loan declined as the mortgage market became more competitive with less mortgage refinancing occurring in 2005 versus 2004. The increase in 2004 was primarily due to increased activity in our mortgage operations, along with our homebuilding growth. In addition to our wholly-owned mortgage subsidiaries, customers obtained mortgages from our mortgage joint ventures in the Midwest (Ohio) and the West in 2004 and 2003, and also the Southeast in 2005. In the market areas served by our wholly-owned mortgage banking subsidiaries, approximately 67%, 66%, and 74% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2005, 2004, and 2003, respectively. Servicing rights on new mortgages originated by us will be sold as the loans are closed.

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

OTHER INTEREST

Other interest declined $0.3 million to $19.7 million for the year ended October 31, 2005. In 2004 other interest increased $0.5 million to $20.1 million for the year ended October 31, 2004. The fluctuation in other interest from year to year is a result of the relationship of total inventory and interest incurred in each year, because we capitalize interest related to inventory and the remainder is expensed.

OTHER OPERATIONS

Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, earnout payments from homebuilding company acquisitions, amortization of the consultant’s agreement and the right of first refusal agreement from our California acquisition in fiscal 2002, minority interest relating to consolidated joint ventures, corporate-owned life insurance, and certain contributions.

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

Pursuant to FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, we consolidated $242.8 million of inventory not owned at October 31, 2005,

HOVNANIAN ENTERPRISES, INC.

representing the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we eliminated $11.0 million of its related cash deposits for lot option contracts, which are included in Consolidated Inventory Not Owned. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. At October 31, 2005, the balance reported in Minority interest from inventory not owned was $180.2 million. At October 31, 2005, we had cash deposits and letters of credit totaling $23.1 million, representing our current maximum exposure associated with the consolidation of lot option contracts. Creditors of these VIE’s, if any, have no recourse against us.

CONTRACTUAL OBLIGATIONS

The following summarizes our aggregate contractual commitments at October 31, 2005:

	Payments Due by Period
		Less than			More than
(In Thousands)	Total	1 year	1 –3 years	3 –5 years	5 years
Long Term Debt(1)	$2,340,027	$111,808	$347,388	$288,117	$1,592,714
Capital Lease Obligations	–	–	–	–	–
Operating Leases	50,403	14,038	22,511	9,988	3,866
Purchase Obligations(2)	8,656	7,225	1,431	–	–
Other Long Term Liabilities	–	–	–	–	–
Total	$2,399,086	$133,071	$371,330	$298,105	$1,596,580

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

HOVNANIAN ENTERPRISES, INC.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB No. 107 and will be incorporating it as part of our adoption of SFAS No. 123R.

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

TOTAL TAXES

Total taxes as a percentage of income before taxes amounted to approximately 39.6%, 36.6%, and 37.5% for the years ended October 31, 2005, 2004, and 2003, respectively. The increase in the effective rate for 2005 was due to refunds recorded in 2004 related to previous years’ taxes, higher than estimated taxes upon filing our 2004 tax return in the third quarter of 2005, the elimination of certain state deductions, and the loss carryforward running out in one state. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets reflected in the balance sheet are recoverable regardless of future income. See “Notes to Consolidated Financial Statements – Note 10” for an additional explanation of taxes.

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

On March 2, 2005, we acquired the operations of Town & Country Homes, a privately held homebuilder and land developer headquartered in Lombard, Illinois, which occurred concurrently with our entering into a joint venture agreement with affiliates of Blackstone Real Estate Advisors in New York to own and develop Town & Country’s existing residential communities. The joint venture is being accounted for under the equity method. Town & Country Homes’ operations beyond the existing owned and optioned communities, as of the acquisition date, are wholly owned and included in our consolidated financial statements.

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

(Dollars in	Long Term Debt as of October 31, 2005 by Year of Debt Maturity							FMV at
Thousands)	2006	2007	2008	2009	2010	Thereafter	Total	10/31/05
Long Term Debt(1):
Fixed Rate	$49,327	$140,949	$748	$800	$100,855	$1,285,583	$1,578,262	$1,510,091
Average interest rate	6.76%	10.48%	6.71%	6.73%	6.01%	6.94%	7.19%	–

(1)   Does not include bonds collateralized by mortgages receivable or the mortgage warehouse line of credit.

(Dollars in	Long Term Debt as of October 31, 2004 by Year of Debt Maturity							FMV at
Thousands)	2005	2006	2007	2008	2009	Thereafter	Total	10/31/04
Long Term Debt(1):
Fixed Rate	$26,300	$654	$140,949	$748	$800	$786,438	$955,889	$1,025,829
Average interest rate	7.10%	6.66%	10.48%	6.71%	6.73%	7.37%	7.82%	–

(1)   Does not include bonds collateralized by mortgages receivable or the mortgage warehouse line of credit.

In addition, we have reassessed the market risk for our variable rate debt, which is based upon a margin plus at our option either (1) a base rate determined by reference to the higher of (a) a PNC Bank, National Association’s prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three, or six month interest period as selected by us, and we believe that a one percent increase in this rate would have an approximate $1.0 million increase in interest expense for the twelve months ended October 31, 2005, assuming an average of $96.8 million of variable rate debt outstanding from November 1, 2004 to October 31, 2005.

HOVNANIAN ENTERPRISES, INC.

Item 8 – Financial Statements and Supplementary Data

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A – Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2005. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

As described in Note 10 to our consolidated financial statements, we have restated Note 10 to the consolidated financial statements and all periods presented therein to revise our segment disclosures to show six reportable homebuilding segments, rather than treating our homebuilding business as a single national, reportable segment. The treatment of our homebuilding business as a single, national, reportable segment was in accordance with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in judgment as to the application of Statement of Financial Accounting Standards No. 131 (“SFAS 131”). The restatement has no impact on our consolidated balance sheets as of October 31, 2005 and 2004, or consolidated statements of income and related income per common share amounts, consolidated statements of cash flows or consolidated statements of stockholder’s equity for the years ended October 31, 2005, 2004 and 2003. Our Company management, with the participation of the Company’s chief executive officer and chief financial officer, has re-evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2005, to determine whether the restatement changes their prior conclusion. Subject to the foregoing, and based upon that re-evaluation, the Company’s chief executive officer and chief financial officer have determined that it does not change their conclusion that, as of October 31, 2005, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives.

We had previously included in the description of our business and in our Management’s Discussion and Analysis of Financial Condition and Results of Operations some information, which is not subject to SFAS 131, on the basis of purely geographic regions, without taking account of other factors that affect what are appropriate reportable segments under SFAS 131. We are now presenting that information on the basis of the same regions we are using to report segment information, so that all regional information in our reports will be presented on the basis of the same regions. However, we are doing that for the purpose of consistency, not because our management has concluded that presenting information on the prior basis was not appropriate. Therefore, our management does not believe the fact that we have changed the basis on which we are presenting information that is not subject to SFAS 131 indicates that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2005.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we re-evaluated our assessment regarding the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a result of the restatement described in Note 10 to the Consolidated Financial Statement and all periods presented therein to show six reportable homebuilding segments.  Based on our re-evaluation under the framework in Internal Control Integrated Framework, our management has determined that it does not change their conclusion that our internal control over financial reporting was effective as of October 31, 2005.  The restatement represents a change in judgment as to the application of Statement of Financial Accounting Standards No. 131. The restatement has no impact on our consolidated balance sheets as of October 31, 2005 and 2004, or consolidated statements of income and related income per common share amounts, consolidated statements of cash flows or consolidated statements of stockholder’s equity for the years ended October 31, 2005, 2004 and 2003.

Our management’s assessment of the effectiveness of internal control over financial reporting as of October 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report below.

HOVNANIAN ENTERPRISES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of
Hovnanian Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Hovnanian Enterprises, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hovnanian Enterprises, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hovnanian Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Hovnanian Enterprises, Inc. and subsidiaries and our report dated January 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
January 10, 2006

HOVNANIAN ENTERPRISES, INC.

Item 9B – Other Information

None.

PART III

Item 10 – Directors and Executive Officers of the Registrant

The information called for by Item 10, except as set forth below in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with the Company’s annual meeting of shareholders to be held on March 8, 2006, which will involve the election of directors.

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

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics that applies to Hovnanian’s principal executive officer, principal financial officer, controller, and all other associates of the Company, including its directors and other officers. We have posted the text of this Code of Ethics on our website at

HOVNANIAN ENTERPRISES, INC.

www.khov.com under “Investor Relations/Corporate Governance”. We have also adopted Corporate Governance Guidelines and posted them on our website at www.khov.com under “Investor Relations/Corporate Governance”. A printed copy of the Code of Ethics and Guidelines is also available to the public at no charge by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 10 Highway 35, P.O. Box 500, Red Bank, N.J. 07701 or calling Corporate headquarters at 732-747-7800. We will post amendments to or waivers from our Code of Ethics that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange on our website at www.khov.com under “Investor Relations/Corporate Governance”.

AUDIT COMMITTEE AND COMPENSATION COMMITTEE CHARTERS

We have adopted charters that apply to Hovnanian’s Audit Committee and Compensation Committee. We have posted the text of these charters on our website at www.khov.com under “Investor Relations/Corporate Governance”. A printed copy of each charter is available to any shareholder who requests it by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800.

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

Equity Compensation Plan Information

Number of
securities
	Number of	Number of			remaining
	Class A	Class B			available for
	Common	Common	Weighted	Weighted	future issuance
	Stock	Stock	average	average	under
	securities to	securities to	exercise	exercise	equity
	be	be	price of	price of	compensation
	issued upon	issued upon	outstanding	outstanding	plans
	exercise of	exercise of	Class A	Class B	(excluding
	outstanding	outstanding	Common	Common	securities
	options,	option,	Stock	Stock	reflected in
	warrants and	warrants and	options,	options,	column (a))
	rights	rights	warrants	warrants	(in
Plan Category	(in thousands)	(in thousands)	and rights(2)	and rights(3)	thousands)(1)
	(a)	(a)	(b)	(b)	(c)
Equity compensation plans approved by security holders:	6,084	1,438	$15.10	$44.88	23,037
Equity compensation plans not approved by security holders:	–	–	–	–	–
Total	6,084	1,438	$15.10	$44.88	23,037

(1)   Under the Company’s equity compensation plans, securities may be issued in either Class A Common Stock or Class B Common Stock.

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

During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $33.4 million from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer. As of October 31, 2005, we have an option deposit of $3.0 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $22.2 million in accordance with FIN 46 under Consolidated Inventory Not Owned in the Consolidated Balance Sheets. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer, totaling $26.9 million. As of October 31, 2005 and 2004, land aggregating $26.5 million and $22.1 million, respectively, has been purchased. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land in Maryland for approximately $3.0 million from a group that consists of relatives of Geaton Decesaris, Jr., a member of our Board of Directors. We had posted a deposit of $100,000 and purchased the property when final approvals were in place. The property was purchased in November 2001 and there are 26 of an original 147 lots remaining in inventory as of October 31, 2005. Geaton Decesaris, Jr. has no financial interest in the relative’s ownership and sale of land to the Company.

Item 14 – Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 8, 2006.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

Page
Financial Statements:

Index to Consolidated Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at October 31, 2005 and 2004	F-3

Consolidated Statements of Income for the years ended
October 31, 2005, 2004, and 2003	F-5

Consolidated Statements of Stockholders’ Equity for the years ended
October 31, 2005, 2004, and 2003	F-6

Consolidated Statements of Cash Flows for the years ended
October 31, 2005, 2004, and 2003	F-7

Notes to Consolidated Financial Statements	F-8

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

Exhibits:

3(a)                            Certificate of Incorporation of the Registrant.(1)

3(b)                           Certificate of Amendment of Certificate of Incorporation of the Registrant.(5)

HOVNANIAN ENTERPRISES, INC.

3(c)                            Certificate of Amendment of Certificate of Incorporation of the Registrant.(14)

3(d)                           Restated Bylaws of the Registrant.(12)

4(a)                            Specimen Class A Common Stock Certificate.(13)

4(b)                           Specimen Class B Common Stock Certificate. (15)

4(c)                            Indenture dated as of October 2, 2000, relating to 10 1/2% Senior Notes, between the Registrant and First Union National Bank, including form of 10 1/2% Senior Notes due October 1, 2007.(9)

4(d)                           Indenture dated March 26, 2002, relating to 8% Senior Notes, between the Registrant and First Union National Bank, including form of 8% Senior Notes due April 1, 2012.(10)

4(e)                            Indenture dated March 26, 2002, relating to 8.875% Senior Subordinated Notes, between the Registrant and First Union National Bank, including form of 8.875% Senior Subordinated Notes due April 1, 2012.(10)

4(f)                              Indenture dated May 9, 2003, relating to 7 3/4% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 7 3/4% Senior Subordinated Notes due May 15, 2013.(4)

4(g)                           Indenture dated as of November 3, 2003, relating to 6 1/2% Senior Notes, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wachovia Bank, National Association, as Trustee, as supplemented by the First Supplemental Indenture dated as of November 3, 2003 among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 1/2% Senior Notes due January 15, 2014.(2)

4(h)                           Indenture dated as of March 18, 2004, relating to 6 3/8% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 3/8% Senior Notes due 2014.(16)

4(i)                               Indenture dated as of November 30, 2004, relating to 6 1/4% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 1/4% Senior Notes due 2015.(6)

4(j)                               Indenture dated as of November 30, 2004, relating to 6% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6% Senior Notes due 2010.(6)

4(k)                            Indenture dated as of August 8, 2005, relating to 6.25% Senior Notes due 2016, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee including form of 6.25% Senior Notes due 2016.(7)

4(l)                               Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(11)

10(a)                      Fifth Amended and Restated Credit Agreement dated as of June 14, 2005.(7)

10(b)                     Amended and Restated Guaranty and Suretyship Agreement dated June 14, 2005.(7)

10(c)                      Description of Management Bonus Arrangements.(15)

10(d)                     Description of Savings and Investment Retirement Plan.(1)

10(e)                      1999 Stock Incentive Plan (as amended and restated).(17)

10(f)                        1983 Stock Option Plan (as amended and restated March 8, 2002).(3)

10(g)                     Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(1)

10(h)                     Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(15)

10(i)                         Description of Deferred Compensation Plan.(15)

10(j)                         Senior Executive Short-Term Incentive Plan (as amended and restated).(8)

12                                    Statements re Computation of Ratios. (18)

21                                    Subsidiaries of the Registrant. (18)

23                                    Consent of Independent Registered Public Accounting Firm.

31(a)                      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31(b)                     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32(a)                      Section 1350 Certification of Chief Executive Officer.

32(b)                     Section 1350 Certification of Chief Financial Officer.

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

(16)   Incorporated by reference to Exhibits to Registration Statement (No. 333-115742) on Form S-4 of the Registrant.

(17)   Incorporated by reference to Appendix B of the definitive Proxy Statement of the Registrant on Schedule 14A filed February 10, 2004.

(18)   Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2005, filed on January 11, 2006.

HOVNANIAN ENTERPRISES, INC.

Signatures

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

BY: /S/ J. LARRY SORSBY

J. Larry Sorsby
Executive Vice President, Chief Financial Officer and Director
December 20, 2006

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

HOVNANIAN ENTERPRISES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 10, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hovnanian Enterprises, Inc.’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
January 10, 2006, except for Note 10
for which the date is December  18, 2006

HOVNANIAN ENTERPRISES, INC.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)	October 31, 2005	October 31, 2004
ASSETS
Homebuilding:
Cash and cash equivalents (Note 6)	$218,830	$65,013
Inventories – At the lower of cost or fair value (Notes 13 and 14):
Sold and unsold homes and lots under development	2,459,431	1,785,706
Land and land options held for future development or sale	595,806	436,184
Consolidated Inventory Not Owned:
Specific performance options	9,289	11,926
Variable interest entities (Note 19)	242,825	201,669
Other options	129,269	31,824
Total Consolidated Inventory Not Owned	381,383	245,419
Total Inventories	3,436,620	2,467,309
Investments in and advances to unconsolidated joint ventures (Note 20)	187,205	40,840
Receivables, deposits, and notes	125,388	56,753
Property, plant, and equipment – net (Note 5)	96,891	44,137
Prepaid expenses and other assets	125,662	93,616
Goodwill and indefinite life intangibles (Note 21)	32,658	32,658
Definite life intangibles (Note 21)	249,506	125,492
Total Homebuilding	4,472,760	2,925,818
Financial Services:
Cash and cash equivalents	10,669	13,011
Mortgage loans held for sale (Notes 7 and 8)	211,248	209,193
Other assets	15,375	8,245
Total Financial Services	237,292	230,449
Income Taxes Receivable – Including deferred tax benefits (Note 12)	9,903	–
Total Assets	$4,719,955	$3,156,267

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)	October 31, 2005	October 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Homebuilding:
Nonrecourse land mortgages	$48,673	$25,687
Accounts payable and other liabilities	510,529	329,621
Customers’ deposits (Note 6)	259,930	80,131
Nonrecourse mortgages secured by operating properties (Note 8)	24,339	24,951
Liabilities from inventory not owned	177,014	68,160
Total Homebuilding	1,020,485	528,550
Financial Services:
Accounts payable and other liabilities	8,461	6,080
Mortgage warehouse line of credit (Notes 7 and 8)	198,856	188,417
Total Financial Services	207,317	194,497
Notes Payable:
Revolving and term credit agreements (Note 8)	–	115,000
Senior notes (Note 9)	1,098,739	602,737
Senior subordinated notes (Note 9)	400,000	300,000
Accrued interest (Notes 8 and 9)	20,808	15,522
Total Notes Payable	1,519,547	1,033,259
Income Taxes Payable (Note 12)	–	48,999
Total Liabilities	2,747,349	1,805,305
Minority interest from inventory not owned (Note 19)	180,170	155,096
Minority interest from consolidated joint ventures	1,079	3,472
Stockholders’ Equity (Notes 15 and 21):
Preferred Stock, $.01 par value – authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000, at October 31, 2005 and zero shares at October 31, 2004
Common Stock, Class A, $.01 par value – authorized 200,000,000 shares; issued 57,976,455 shares at October 31, 2005; and 56,797,313 shares at October 31, 2004 (including 10,995,656 shares at October 31, 2005 and 10,395,656 shares at October 31, 2004 held in Treasury)	580	568
Common Stock, Class B, $.01 par value (convertible to Class A at time of sale) – authorized 30,000,000 shares; issued 15,370,250 shares at October 31, 2005; and issued 15,376,972 shares at October 31, 2004 (including 691,748 shares at October 31, 2005 and October 31, 2004 held in Treasury)	154	154
Paid in Capital	371,390	199,643
Retained Earnings (Note 9)	1,522,952	1,053,863
Deferred Compensation (Note 15)	(19,648)	(11,784)
Treasury Stock – at cost	(84,071)	(50,050)
Total Stockholders’ Equity	1,791,357	1,192,394
Total Liabilities and Stockholders’ Equity	$4,719,955	$3,156,267

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Statements of Income

	Year Ended
(In Thousands Except Per Share Data)	October 31, 2005	October 31, 2004	October 31, 2003
Revenues:
Homebuilding:
Sale of homes	$5,177,655	$4,082,263	$3,129,830
Land sales and other revenues	98,391	11,339	20,829
Total Homebuilding	5,276,046	4,093,602	3,150,659
Financial services	72,371	60,288	51,285
Total Revenues	5,348,417	4,153,890	3,201,944
Expenses:
Homebuilding:
Cost of sales, excluding interest	3,865,125	3,044,274	2,342,324
Cost of sales interest	70,005	54,985	44,069
Total Cost of Sales	3,935,130	3,099,259	2,386,393
Selling, general and administrative	441,943	330,583	253,724
Inventory impairment loss (Note 13)	5,360	6,990	5,150
Total Homebuilding	4,382,433	3,436,832	2,645,267
Financial services	48,347	34,782	28,415
Corporate general and administrative	90,628	63,423	66,008
Other interest	19,716	20,057	19,589
Expenses related to extinguishment of debt (Note 9)	—	9,597	1,619
Other operations	15,663	15,295	21,061
Intangible amortization (Note 21)	46,084	28,923	8,380
Total Expenses	4,602,871	3,608,909	2,790,339
Income (loss) from unconsolidated joint ventures	35,039	4,791	(87)
Income Before Income Taxes	780,585	549,772	411,518
State and Federal Income Taxes:
State (Note 12)	44,806	21,595	17,458
Federal (Note 12)	263,932	179,496	136,680
Total Taxes	308,738	201,091	154,138
Net Income	471,847	348,681	257,380
Less: Preferred Stock Dividends	2,758	–	–
Net Income Available to Common Stockholders	$469,089	$348,681	$257,380
Per Share Data:
Basic:
Income Per Common Share	$7.51	$5.63	$4.16
Weighted Average Number of Common Shares Outstanding	62,490	61,892	61,920
Assuming Dilution:
Income Per Common Share	$7.16	$5.35	$3.93
Weighted Average Number of Common Shares Outstanding	65,549	65,133	65,538

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	A Common Stock		B Common Stock		Preferred Stock
	Shares		Shares		Shares
	Issued and		Issued and		Issued and		Paid-In	Retained	Deferred	Treasury
(Dollars In Thousands)	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Comp	Stock	Total
Balance, October 31, 2002	46,221,508	$550	14,884,374	$155	–	$–	$152,625	$447,802	$(21)	$(38,562)	$562,549
Acquisitions	101,644	–	–	–	–	–	3,713	–	21	–	3,734
Shares returned in connection with prior year acquisition	(1,498,718)	–	–	–	–	–	–	–	–	–	–
Sale of common stock under employee stock option plan	810,220	8	–	–	–	–	7,039	–	–	–	7,047
Restricted Stock issuances	177,158	2	–	–	–	–	(22)	–	–	–	(20)
Conversion of Class B to Class A Common Stock	39,106	–	(39,106)	–	–	–	–	–	–	–	–
Treasury Stock Purchases	(595,238)	–	–	–	–	–	–	–	–	(10,978)	(10,978)
Net Income	–	–	–	–	–	–	–	257,380	–	–	257,380
Balance, October 31, 2003	45,255,680	560	14,845,268	155	–	–	163,355	705,182	–	(49,540)	819,712
Acquisitions	489,236	–	–	–	–	–	16,311	–	–	2,512	18,823
Sale of common stock under employee stock option plan	334,166	4	–	–	–	–	1,742	–	–	–	1,746
Restricted Stock grants, issuances and forfeitures, net of tax	212,335	2	54,652	1	–	–	18,235	–	(11,867)	–	6,371
Amortization of Restricted Stock	–	–	–	–	–	–	–	–	83	–	83
Conversion of Class B to Class A Common Stock	214,696	2	(214,696)	(2)	–	–	–	–	–	–	–
Treasury Stock Purchases	(104,456)	–	–	–	–	–	–	–	–	(3,022)	(3,022)
Net Income	–	–	–	–	–	–	–	348,681	–	–	348,681
Balance, October 31, 2004	46,401,657	568	14,685,224	154	–	–	199,643	1,053,863	(11,784)	(50,050)	1,192,394
Issuance of Preferred Stock	–	–	–	–	5,600	–	135,389	–	–		135,389
Preferred Dividend declared ($492.45 per share)	–	–	–	–	–	–	–	(2,758)	–	–	(2,758)
Sale of common stock under employee stock option plan, net of tax	927,938	9	–	–	–	–	15,046	–	–	–	15,055
Restricted Stock grants, issuances and forfeitures, net of tax	244,482	3	–	–	–	–	21,312	–	(11,218)	–	10,097
Amortization of Restricted Stock	–	–	–	–	–	–	–	–	3,354	–	3,354
Conversion of Class B to Class A Common Stock	6,722	–	(6,722)	–	–	–	–	–	–
Treasury Stock Purchases	(600,000)	–	–	–	–	–	–	–	–	(34,021)	(34,021)
Net Income	–	–	–	–	–	–	–	471,847	–	–	471,847
Balance, October 31, 2005	46,980,799	$580	14,678,502	$154	5,600	$–	$371,390	$1,522,952	$(19,648)	$(84,071)	$1,791,357

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.

Hovnanian Enterprises, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
(In Thousands)	October 31, 2005	October 31, 2004	October 31, 2003
Cash Flows From Operating Activities:
Net Income	$471,847	$348,681	$257,380
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	9,075	6,189	6,714
Intangible Amortization	46,084	28,923	8,380
Stock Compensation Expense	12,690	7,755	9,758
Amortization of bond discounts	715	571	526
(Gain) loss on sale and retirement of property and assets	(3,681)	(621)	2,872
Undistributed income from unconsolidated joint ventures	(7,435)	–	–
Expenses related to extinguishment of debt	–	9,597	1,619
Deferred income taxes	(20,823)	(21,495)	4,223
Impairment losses	5,360	6,990	5,150
Decrease (increase) in assets:
Mortgage notes receivable	(1,790)	15,049	(130,591)
Receivables, prepaids and other assets	(96,675)	(34,630)	(9,446)
Inventories	(645,280)	(709,577)	(367,773)
Increase (decrease) in liabilities:
State and Federal income taxes	(22,556)	71,673	(6,179)
Customers’ deposits	168,682	15,285	18,948
Interest and other accrued liabilities	9,780	35,008	45,305
Accounts payable	50,065	40,289	(29,492)
Net cash used in operating activities	(23,942)	(180,313)	(182,606)
Cash Flows From Investing Activities:
Net proceeds from sale of property and assets	8,495	1,881	3,123
Purchase of property, equipment, and other fixed assets and acquisitions of homebuilding companies	(317,777)	(104,796)	(198,095)
Net investment in unconsolidated affiliates	(138,864)	(17,859)	(2,783)
Net cash used in investing activities	(448,146)	(120,774)	(197,755)
Cash Flows From Financing Activities:
Proceeds from mortgages and notes	2,373,335	3,871,659	1,940,718
Proceeds from senior debt	495,287	365,000	–
Proceeds from senior subordinated debt	100,000	–	150,000
Proceeds from preferred stock	135,389	–	–
Principal payments on mortgages and notes	(2,443,963)	(3,826,348)	(1,830,756)
Principal payments on subordinated debt	–	(156,844)	(11,369)
Preferred dividends paid	(2,758)	–	–
Purchase of treasury stock	(34,021)	(3,022)	(10,978)
Net proceeds from sale of stock and employee stock plan	294	445	977
Net cash provided by financing activities	623,563	250,890	238,592
Net Increase (Decrease) In Cash	151,475	(50,197)	(141,769)
Cash and Cash Equivalents Balance, Beginning Of Year	78,024	128,221	269,990
Cash and Cash Equivalents Balance, End Of Year	$229,499	$78,024	$128,221
Supplemental Disclosures Of Cash Flows:
Cash paid during the period for:
Interest, net of capitalized interest	$89,851	$78,209	$59,367
Income Taxes	$352,518	$150,016	$152,532
Supplemental disclosures of noncash operating activities:
Consolidated Inventory Not Owned:
Specific performance options	$8,656	$11,440	$52,996
Variable interest entities	231,817	183,654	87,312
Other options	126,754	29,309	44,764
Total Inventory Not Owned	$367,227	$224,403	$185,072

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

2. Business

Our operations consist of homebuilding, financial services, and corporate. Our homebuilding operations are made up of six reportable segments, defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Homebuilding operations comprise the most substantial part of our business, with 97% of consolidated revenues in the year ended October 31, 2005, and approximately 98% of consolidated revenue in 2004, and 2003 contributed by the homebuilding operations. We are a Delaware corporation, currently building and selling homes in 367 consolidated new home communities in New Jersey, Pennsylvania, New York, Ohio, Virginia, West Virginia, Delaware, Illinois, Minnesota, Michigan, Maryland, North Carolina, South Carolina, Florida, Texas, Arizona, and California. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. We do not retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality and safety.

See Note 10 “Operating and Reporting Segments” for further disclosure of our reportable segments.

3. Summary of Significant Accounting Policies

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

Business Combinations – When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”). Under SFAS No. 141 (for acquisitions subsequent to June 30, 2001) and Accounting Principles Board (“APB”) Opinion 16 (for acquisitions prior to June 30, 2001), we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as goodwill. The operations of the acquired company from the date of acquisition are included in our financial statements.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money

HOVNANIAN ENTERPRISES, INC.

market funds with original maturities of 90 days or less when purchased. The Company’s cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. The Company believes it mitigates its risk by investing in or through a major financial institution.

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

Insurance Deductible Reserves – For fiscal 2005, our deductible is $5 million per occurrence for general liability insurance and $500,000 per occurrence for worker’s compensation insurance. For fiscal 2004, our deductible was $150,000 per occurrence for worker’s compensation and general liability insurance. Reserves have been established based upon actuarial analysis of estimated future losses during 2005 and 2004. For fiscal 2006, our deductible increases to $20 million per occurrence with an aggregate $20 million for bodily injury and property damage claims and an aggregate $20 million for product defect claims under our general liability insurance. Our worker’s compensation insurance deductible increases to $1 million per occurrence for 2006.

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

Land Options – Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board (“FASB”) revision to Interpretation No. 46 “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51 (“FIN 46-R”), SFAS No. 49 “Accounting for Product Financing Arrangements” (“SFAS 49”), SFAS No. 98 “Accounting for Leases” (“SFAS 98”), and Emerging Issues Task Force (“EITF”) No. 97-10 “The Effects of Lessee Involvement in Asset Construction” (“EITF 97-10”), we record on the Consolidated Balance Sheets specific performance options, options with variable interest entities, and other options under Consolidated Inventory Not Owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

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
$249,506

Finance Subsidiary Net Worth – In accordance with Statement of Position 01-6 (“SOP 01-6”) of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, we are required to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which our mortgage subsidiary conducts business. At October 31, 2005 and 2004, our mortgage subsidiary’s net worth was $29.6 million and $36.0 million, respectively, which exceeded all our regulatory agencies net worth requirements.

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

In March 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend of Class A and Class B Common Stock payable to stockholders of record on March 19, 2004. The additional shares were distributed on March 26, 2004. All share and per share amounts (except par value) have been retroactively adjusted to reflect the stock split. There was no net affect on total stockholders’ equity as a result of the stock split.

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

Preferred Stock – On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and will be paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq National Market under the symbol “HOVNP”. The net proceeds from the offering of $135 million, reflected in Paid in Capital in the Condensed Consolidated Balance Sheet were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. On October 17, 2005, we paid $2.8 million as dividends on the Series A Preferred Stock.

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

Stock Options – SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), establishes a fair value based method of accounting for stock-based compensation plans, including stock options and non-vesting stock. Registrants may elect to continue accounting for stock option plans under APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”), but are required to provide pro forma net income and earnings per share information “as if” the new fair value approach had been adopted. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant (see Note 15). However, for non-vested stock, compensation expense equal to the market price of the stock on the grant date is recognized ratably over the vesting period.

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

Accounting for Derivative Instruments and Hedging Activities – In April 2003, the Financial Accounting Standards Board issued (SFAS) No. 149, “Amendment of Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our financial position or results of operations.

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

In March 2004, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 105 (“SAB 105”). Existing accounting guidance requires an entity to record on its balance sheet the fair value of any issued and outstanding mortgage loan commitments. SAB 105 requires that the fair value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any future cash flows related to (i) expected fees to be received when the loan commitment becomes a loan, (ii) gains from selling the loan, or (iii) the servicing value created from the loan. The guidance in SAB 105 must be applied to mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004. The adoption of the guidance in SAB 105 did not have a material adverse effect on our financial position or results of operations.

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

Recent Accounting Pronouncements – In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB No. 107 and will be incorporating it as part of our adoption of SFAS No. 123R.

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

4. Leases

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

5. Property

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day to day business and are recorded at cost less accumulated depreciation. Homebuilding accumulated depreciation related to these assets at October 31, 2005 and October 31, 2004 amounted to $30.5 million and $27.8 million, respectively.

6. Deposits

We hold escrow cash, included in cash and cash equivalents on the Consolidated Balance Sheets, amounting to $18.2 million and $17.1 million at October 31, 2005 and October 31, 2004, respectively, which primarily represents customers’ deposits which are restricted from use by us. We are able to release the majority of this escrow cash by pledging letters of credit and surety bonds. Escrow cash accounts are substantially invested in short-term certificates of deposit, time deposits, or money market accounts.

7. Mortgage Loans Held for Sale

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. At October 31, 2005 and 2004, respectively, $211.2 million and $209.2 million of such mortgages were pledged against our mortgage warehouse line (see Note 8). We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses. The mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. There was no valuation adjustment at October 31, 2005 or 2004.

8. Mortgages and Notes Payable

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

Our amended and restated unsecured Revolving Credit Agreement (“Agreement”) with a group of banks provides a revolving credit line and letter of credit line of $1.2 billion through July 2009. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.3 billion subject to the availability of additional commitments. Interest is payable monthly at various rates based on a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement, plus, at the Company’s option, either (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association’s prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three, or

HOVNANIAN ENTERPRISES, INC.

six month interest period as selected by us. In addition, we pay a fee ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit line, depending on our Consolidated Leverage Ratio and the average percentage unused portion of the revolving credit line. We and each of our significant subsidiaries, except for various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement. As of October 31, 2005 and October 31, 2004, the outstanding balances under the Agreement were zero and $115.0 million, respectively. At October 31, 2005, we had issued $330.8 million letters of credit which reduces cash available under the Agreement.

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

9. Senior and Senior Subordinated Notes

Senior Notes and Senior Subordinated Notes balances as of October 31, 2005 and 2004 were as follows:

	Year Ended
(In Thousands)	October 31, 2005	October 31, 2004
Senior Notes:
10 1/2% Senior Notes due October 1, 2007 (net of discount)	$138,992	$138,428
8% Senior Notes due April 1, 2012 (net of discount)	99,379	99,309
6 1/2% Senior Notes due January 15, 2014	215,000	215,000
6 3/8% Senior Notes due December 15, 2014	150,000	150,000
6 1/4% Senior Notes due January 15, 2015	200,000	–
6 1/4% Senior Notes due January 15, 2016 (net of discount)	295,368	–
Total Senior Notes	$1,098,739	$602,737
Senior Subordinated Notes:
8 7/8% Senior Subordinated Notes due April 1, 2012	150,000	150,000
7 3/4% Senior Subordinated Notes due May 15, 2013	$150,000	$150,000
6% Senior Subordinated Notes due January 15, 2010	100,000	–
Total Senior Subordinated Notes	$400,000	$300,000

On May 4, 1999, we issued $150 million principal amount of 9 1/8% Senior Notes due May 1, 2009. Interest was payable semi-annually. The notes were redeemed on May 3, 2004 as discussed further below.

On October 2, 2000, we issued $150 million principal amount of 10 1/2% Senior Notes due October 1, 2007. During the year ended October 31, 2003, we paid down $9.8 million of these notes. We recorded $1.6 million of expenses associated with the early extinguishment of the debt in “Expenses Related to Extinguishment of Debt” on the Consolidated Statement of Income in 2003. The 10 1/2% Senior Notes were issued at a discount to yield 11% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets.

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

On March 18, 2004, we issued $150 million 6 3/8% Senior Notes due 2014. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used to redeem all of our $150 million outstanding 9 1/8% Senior Notes due 2009, which occurred on May 3, 2004 and for general corporate purposes. Also on March 18, 2004, we paid off our $115 million Term Loan with available cash. The redemption of the Senior Notes and the payoff of the Term Loan resulted in expenses due to the early extinguishment of debt of $8.7 million and $0.9 million in 2004, respectively, before taxes, which have been reported as “Expenses Related to Extinguishment of Debt” on our Consolidated Statements of Income.

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

The indentures relating to the Senior and Subordinated Notes and the Revolving Credit Agreement contain a Company guarantee (see Note 23) and restrictions on the payment of cash dividends. Under the most restrictive of these provisions, at October 31, 2005, $564.9 million of retained earnings were free of such restrictions.

At October 31, 2005, we had total issued and outstanding $1,505.2 million ($1,498.7 million, net of discount) Senior and Senior Subordinated Notes. These notes have annual principal maturities in the following years ending October 31, of $140.2 million in 2007, $100.0 million in 2010, and $1,265.0 million after 2011.

10. Operating and Reporting Segments (as Restated)

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended October 31, 2005, management determined that the notes to the consolidated financial statements for the years ended October 31, 2005, 2004 and 2003 should be restated to contain expanded disclosure of reportable segments in accordance with the provisions of SFAS 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. The Company had historically aggregated its homebuilding operating segments into a single, national reportable segment, but has restated its segment disclosure to include six homebuilding reportable segments for the years ended October 31, 2005, 2004 and 2003. The restatement has no impact on the Company’s consolidated balance sheets as of October 31, 2005 and 2004, or consolidated statements of income and related income per common share amounts, consolidated statements of cash flows or consolidated statements of stockholders’ equity for the years ended October 31, 2005, 2004 and 2003.

The Company’s operating segments are aggregated into reportable segments in accordance with SFAS No. 131, based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics, and similar methods used to construct and sell homes.

The Company’s reportable segments consist of:

Homebuilding:

Northeast (New Jersey, New York, Pennsylvania)
Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D.C.)
Midwest (Illinois, Michigan, Minnesota, Ohio)
Southeast (Florida, North Carolina, South Carolina)
Southwest (Arizona, Texas)
West (California)

Financial Services

Operations of the Company’s homebuilding segments primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes in planned residential developments. Operations of the Company’s Financial Services segment include mortgage banking and title services to the homebuilding operations’ customers. We do not retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors.

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes. Operating earnings for the homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings from unconsolidated entities and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Operating earnings for the Financial Services segment consist of revenues generated from mortgage banking and title services less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Each reportable segment follows the same accounting policies described in Note 3 – “Summary of Significant Accounting Policies” to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

	Years Ended October 31,
(In thousands)	2005	2004	2003
Revenues:
Northeast	$1,047,777	$927,621	$750,173
Mid-Atlantic	910,421	637,996	429,257
Midwest	87,001	105,199	38,033
Southeast	746,326	429,236	257,611
Southwest	742,804	684,266	483,116
West	1,730,373	1,307,849	1,191,763
Total homebuilding revenues	5,264,702	4,092,167	3,149,953
Financial Services	72,371	60,288	51,285
Corporate and unallocated	11,344	1,435	706
Total revenues	$5,348,417	$4,153,890	$3,201,944

Income before income taxes:
Northeast	$233,811	$158,649	$123,598
Mid-Atlantic	177,864	123,198	83,828
Midwest	(14,814)	5,424	(1,069)
Southeast	47,913	15,625	7,120
Southwest	56,416	44,935	29,094
West	329,009	242,733	218,950
Homebuilding income before income taxes	830,199	590,564	461,521
Financial Services	24,025	25,506	22,870
Corporate and unallocated	(73,639)	(66,298)	(72,873)
Income before income taxes	$780,585	$549,772	$411,518

	October 31,
(In thousands)	2005	2004
Assets:
Northeast	$1,058,155	$739,162
Mid-Atlantic	621,836	527,806
Midwest	156,464	48,305
Southeast	688,880	96,381
Southwest	377,866	367,649
West	1,143,747	1,054,101
Total homebuilding assets	4,046,948	2,833,404
Financial Services	237,292	230,449
Corporate and unallocated	435,715	92,414
Total assets	$4,719,955	$3,156,267

Investments in unconsolidated entities:
Northeast	$31,916	$7,540
Mid-Atlantic	19,569	6,910
Midwest	25,140	—
Southeast	28,428	6,182
Southwest	12,042	9,081
West	70,110	11,127
Total investments in unconsolidated entities	$187,205	$40,840

The following table sets forth additional financial information relating to the Company’s reportable operating segments:

	Years Ended October 31,
(In thousands)	2005	2004	2003
Homebuilding interest expense:
Northeast	$20,196	$23,180	$22,604
Mid-Atlantic	12,918	11,497	8,169
Midwest	1,465	1,745	1,061
Southeast	7,802	7,052	5,304
Southwest	11,210	10,051	8,408
West	28,331	19,332	17,295
Total homebuilding interest expense	81,922	72,857	62,841
Corporate and unallocated	7,799	2,185	817
Financial services interest income, net	(1,575)	(2,313)	(2,330)
Total interest expense, net	$88,146	$72,729	$61,328

Depreciation and amortization:
Northeast	$1,171	$1,019	$781
Mid-Atlantic	1,153	440	72
Midwest	7,662	6,799	3,694
Southeast	12,680	5,290	77
Southwest	7,459	7,189	5,375
West	20,666	11,358	474
Total homebuilding depreciation and amortization	50,791	32,095	10,473
Financial Services	360	347	260
Corporate and unallocated	4,008	2,670	4,361
Total depreciation and amortization	$55,159	$35,112	$15,094

Net additions to operating properties and equipment:
Northeast	$1,455	$4,716	$1,446
Mid-Atlantic	849	1,500	88
Midwest	6,727	1,274	237
Southeast	1,489	186	3
Southwest	1,276	704	2,473
West	3,912	921	930
Total homebuilding net additions to operating properties and equipment	15,708	9,301	5,177
Financial Services	396	320	336
Corporate and unallocated	43,724	14,966	4,307
Total net additions to operating properties and equipment	$59,828	$24,587	$9,820

Equity in earnings from unconsolidated entities:
Northeast	$29,882	$4,166	$(87)
Mid-Atlantic	(604)	—	—
Midwest	3,596	—	—
Southeast	1,226	117	—
Southwest	(98)	508	—
West	1,037	—	—
Total equity in earnings from unconsolidated entities	$35,039	$4,791	$(87)

11. Retirement Plan

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

HOVNANIAN ENTERPRISES, INC.

12. Income Taxes

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

The deferred tax liabilities or assets have been recognized in the Consolidated Balance Sheets due to temporary differences as follows:

	Year Ended
(In Thousands)	October 31, 2005	October 31, 2004
Deferred tax assets:
Association subsidy reserves	$898	$570
Inventory impairment loss	592	1,236
Uniform capitalization of overhead	21,584	14,683
Warranty, general liability and worker’s compensation reserves	8,406	8,874
Deferred income	6,422	6,615
Acquisition intangibles	27,919	17,008
Restricted stock bonus	8,737	7,122
Provision for losses and reserves	29,823	22,829
State net operating loss carryforwards	23,154	37,438
Other	11,041	10,131
Total	138,576	126,506
Valuation allowance	(23,154)	(37,438)
Total deferred tax assets	115,422	89,068
Deferred tax liabilities:
Research and experimentation costs	22,004	23,745
Rebates and discounts	11,496	1,897
Accelerated depreciation	3,823	3,620
Acquisition intangibles	3,640	5,550
Other	918	1,060
Total deferred tax liabilities	41,881	35,872
Net deferred tax assets	$73,541	$53,196

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004 and 2003

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

13. Reduction of Inventory to Fair Value

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

As of October 31, 2004, inventory with a carrying amount of $3.5 million was written down $1.2 million in the Northeast, inventory with a carrying amount of $0.2 million was written down $0.1 million in the Mid-Atlantic, and inventory with a carrying amount of $1.2 million was written down $0.3 million in the Southwest. The write-down in the Northeast was attributed to a section of a community that was built in accordance with a low income housing clause. In preparation for selling this property, an outside appraisal was prepared resulting in a reduction in inventory carrying amount to fair value. The write-down in the Mid-Atlantic and the Southwest was attributed to two properties that were acquired as part of our acquisition in these segments. A decision was made to liquidate these properties resulting in lower sales prices.

As of October 31, 2003, inventory with a carrying amount of $3.1 million was written down by $0.7 million in the Southwest. This property was acquired as part of one of our acquisitions. In 2003, a decision was made to liquidate this property resulting in lower sales prices.

The total aggregate impairment losses, which are presented in the Consolidated Statements of Income and deducted from inventory held for future development or sale were less than $0.1 million, $1.6 million, and $0.7 million for the years ended October 31, 2005, 2004, and 2003, respectively.

The Consolidated Statements of Income line entitled “Homebuilding – Inventory impairment loss” also includes write-offs of options, and approval, engineering, and capitalized interest costs that we record when we redesign communities, abandon certain engineering costs, and we do not exercise options in various locations because the communities pro forma profitability does not produce adequate returns on investment commensurate with the risk. During the years ended October 31, 2005, 2004, and 2003 write-offs amounted to $5.3 million, $5.4 million, and $4.5 million, respectively. Those communities were located in all of our segments.

14. Transactions with Related Parties

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

During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $33.4 million from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer. As of October 31, 2005, we have an option deposit of $3.0 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $22.2 million in accordance with FIN 46 under

HOVNANIAN ENTERPRISES, INC.

“Consolidated Inventory Not Owned” in the Consolidated Balance Sheets (see Note 19). Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer, totaling $26.9 million. As of October 31, 2005 and 2004, land aggregating $26.5 million and $22.1 million, respectively, has been purchased. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land in Maryland for approximately $3.0 million from a group that consists of relatives of Geaton Decesaris, Jr., a member of our Board of Directors. We had posted a deposit of $100,000 and purchased the property when final approvals were in place. The property was purchased in November 2001 and there are 26 of an original 147 lots remaining in inventory as of October 31, 2005. Geaton Decesaris, Jr. has no financial interest in the relative’s ownership and sale of land to the Company.

15. Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Certain Mid-Atlantic and Southeast associates were granted and held options to purchase the stock from the acquired company prior to the January 23, 2001 acquisition. These options vest in three installments: 25% on the first and second anniversary, and 50% on the third anniversary of the date of the grant. In connection with the acquisition the options were exchanged for options to purchase the Company’s Class A Common Stock. All options expire ten years after the date of the grant. During the year ended October 31, 2005, each of the five outside directors of the Company was granted options to purchase between 7,500 and 13,500 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key employees, except the outside directors’ options vest evenly over three years. Stock option transactions are summarized as follows:

		Weighted Average Fair		Weighted Average Fair		Weighted Average Fair
	October 31, 2005	Value(1) And Exercise Price	October 31, 2004	Value(1) And Exercise Price	October 31, 2003	Value(1) And Exercise Price
Options outstanding at beginning of period	5,774,541	$13.98	4,913,582	$7.33	4,954,324	$4.84
Granted	759,251	$53.76	1,215,625	$39.73	991,000	$16.53
Exercised	927,938	$3.20	334,166	$4.26	1,027,992	$4.76
Forfeited	127,000	$11.07	20,500	$9.47	3,750	$3.75
Options outstanding at end of period	5,478,854	$21.74	5,774,541	$13.98	4,913,582	$7.33
Options exercisable at end of period	1,501,477		1,758,165		1,645,998
Price range of options outstanding	$1.33-$71.16		$1.33-$44.13		$1.33-$31.50
Weighted-average remaining contractual life	6.6 years		6.5 years		6.4 years

(1)          Fair value of options at grant date approximate exercise price.

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004 and 2003

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

For certain associates, a portion of their bonus is paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or over 58 years of age vest immediately. During the years ended October 31, 2005 and 2004, we issued 240,940 and 209,975 shares under the plan. During the years ended October 31, 2005 and 2004, 36,046 and 23,122 shares were forfeited under this plan, respectively. For the years ended October 31, 2005, 2004, and 2003, approximately 481,734, 436,435, and 411,273 rights were awarded in lieu of $22.3 million, $15.8 million, and $9.8 million of bonus payments, respectively. The deferred portion of these rights are recorded as deferred compensation in stockholders’ equity. For the years ended October 31, 2005, 2004 and 2003, total compensation cost recognized in the income statement for stock based compensation awards was $12.7 million, $7.8 million and $9.8 million, respectively.

16. Warranty Costs

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

HOVNANIAN ENTERPRISES, INC.

17. Commitments and Contingent Liabilities

We are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing; and we are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations. In addition, in March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (“EPA”) requesting information about storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was not material. We have provided the information requested. In November 2005, the EPA requested additional information on some of the same projects. We continue to provide such information. To the extent that the information provided were to lead the EPA to assert violations of state and/or federal regulatory requirements and request injunctive relief and/or civil penalties, we will defend and attempt to resolve such asserted violations.

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

At this time, we cannot predict the outcome of the EPA’s or HUD’s reviews or estimate the costs that may be involved in resolving such matters.

In November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations of certain storm water discharge rules and assessing an administrative civil liability of $0.2 million and $0.3 million. We do not consider these assessments to be material and are considering our response to the notices.

18. Performance Letters of Credit

As of October 31, 2005 and 2004, we are obligated under various performance letters of credit amounting to $330.8 million and $180.6 million, respectively. (See Note 6)

19. Variable Interest Entities

In January 2003, the FASB issued FIN 46. A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 was effective immediately for VIE’s created after January 31, 2003. Pursuant to FASB revision to FIN 46 (“FIN 46-R”), issued in December 2003, our Company was not required to apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of our quarter ended April 30, 2004 for VIE’s created before February 1, 2003. In accordance with FIN 46R, we have fully implemented FIN 46 as of April 30, 2004.

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

For the Years Ended October 31, 2005, 2004 and 2003

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

At October 31, 2005, all VIE’s we were required to consolidate were as a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these 27 VIE’s totaling $21.3 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIE’s was $242.8 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At October 31, 2005, the balance reported in minority interest from inventory not owned was $180.2 million. Creditors of these VIE’s have no recourse against our Company.

We will continue to secure land and lots using options. Including the deposits with the 27 VIE’s above, at October 31, 2005, we have total cash and letters of credit deposits amounting to approximately $359.9 million to purchase land and lots with a total purchase price of $5.0 billion. Not all our deposits are with VIE’s. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

20. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture’s total assets, and such financing is obtained on a non-recourse basis, with

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004 and 2003

guarantees from us limited only to performance and completion of development and environmental indemnification. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities. (See Note 19)

21. Acquisitions

On March 1, 2005, we acquired for cash the assets of Cambridge Homes, a privately held Orlando homebuilder and provider of related financial services, headquartered in Altamonte Springs, Florida. Cambridge Homes also provides mortgage financing, as well as title and settlement services to its homebuyers. It is our policy to obtain appraisals of acquisition intangibles (See Note 3). In connection with the acquisition, based on an appraisal of acquisition intangibles, we have definite life intangible assets equal to the excess of purchase price over the fair value of the net assets of $22 million. We are amortizing the various definite life intangibles over their estimated lives.

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

HOVNANIAN ENTERPRISES, INC.

22. Unaudited Summarized Consolidated Quarterly Information

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

23. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”) is the issuer of publicly traded common stock. One of its wholly-owned subsidiaries, K. Hovnanian Enterprises, Inc., (the “Subsidiary Issuer”), acts as a finance entity that as of October 31, 2005 had issued and outstanding approximately $400 million Senior Subordinated Notes, $1,105 million Senior Notes ($1,099 million, net of discount), and zero drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes, and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2005, 2004, and 2003

In addition to the Parent, each of the wholly-owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a mortgage lending subsidiary, a subsidiary engaged in homebuilding activity in Poland, our Title Insurance subsidiaries, and joint ventures (collectively, the “Non-guarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligation of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, and the Revolving Credit Agreement.

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

HOVNANIAN ENTERPRISES, INC.

Consolidating Condensed Balance Sheet

October 31, 2005

		Subsidiary	Guarantor	Non-Guarantor
(In Thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$1,192	$325,997	$3,931,333	$214,238	$–	$4,472,760
Financial Services	–	–	200	237,092	–	237,292
Income Taxes (Payable) Receivable	(22,704)	–	32,970	(363)	–	9,903
Investments in and amounts due to and from consolidated subsidiaries	1,812,869	1,413,666	(1,617,271)	(189,626)	(1,419,638)	–
Total Assets	$1,791,357	$1,739,663	$2,347,232	$261,341	$(1,419,638)	$4,719,955
Liabilities and Stockholders’ Equity:
Homebuilding	$–	$20,431	$996,428	$3,626	$–	$1,020,485
Financial Services	–	–	81	207,236	–	207,317
Notes Payable	–	1,498,739	(3,531)	24,339	–	1,519,547
Minority Interest	–	–	180,170	1,079	–	181,249
Stockholders’ Equity	1,791,357	220,493	1,174,084	25,061	(1,419,638)	1,791,357
Total Liabilities and Stockholders’ Equity	$1,791,357	$1,739,663	$2,347,232	$261,341	$(1,419,638)	$4,719,955

Consolidating Condensed Balance Sheet

October 31, 2004

		Subsidiary	Guarantor	Non-Guarantor
(In Thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$(99)	$51,441	$2,804,800	$69,676	$–	$2,925,818
Financial Services	–	–	149	230,300	–	230,449
Investments in and amounts due to and from consolidated subsidiaries	1,262,169	1,037,671	(1,319,839)	(41,423)	(938,578)	–
Total Assets	$1,262,070	$1,089,112	$1,485,110	$258,553	$(938,578)	$3,156,267
Liabilities and Stockholders’ Equity:
Homebuilding	$–	$149	$526,278	$2,123	$–	$528,550
Financial Services	–	–	(1)	194,498	–	194,497
Notes Payable	–	1,032,259	(28,324)	29,324	–	1,033,259
Income Taxes Payable (Receivable)	69,676	1,961	(23,579)	941	–	48,999
Minority Interest	–	–	155,096	3,472	–	158,568
Stockholders’ Equity	1,192,394	54,743	855,640	28,195	(938,578)	1,192,394
Total Liabilities and Stockholders’ Equity	$1,262,070	$1,089,112	$1,485,110	$258,553	$(938,578)	$3,156,267

HOVNANIAN ENTERPRISES, INC.

Consolidating Condensed Statement of Income

Twelve Months Ended October 31, 2005

		Subsidiary	Guarantor	Non-Guarantor
(In Thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:

Homebuilding	$–	$237	$5,274,683	$1,126	$–	$5,276,046
Financial Services	–	–	7,113	65,258	–	72,371
Intercompany Charges	–	219,759	218,461	–	(438,220)	–
Equity In Pretax Income of Consolidated Subsidiaries	780,585	–	–	–	(780,585)	–
Total Revenues	780,585	219,996	5,500,257	66,384	(1,218,805)	5,348,417
Expenses:

Homebuilding	–	1,535	4,651,008	2,369	(100,388)	4,554,524
Financial Services	–	–	3,966	44,530	(149)	48,347
Total Expenses	–	1,535	4,654,974	46,899	(100,537)	4,602,871
Income from unconsolidated joint ventures	–	–	35,039	–	–	35,039
Income (Loss) Before Income Taxes	780,585	218,461	880,322	19,485	(1,118,268)	780,585
State and Federal Income Taxes	308,738	76,461	341,039	9,426	(426,926)	308,738
Net Income (Loss)	$471,847	$142,000	$539,283	$10,059	$(691,342)	$471,847

Consolidating Condensed Statement of Income

Twelve Months Ended October 31, 2004

		Subsidiary	Guarantor	Non-Guarantor
(In Thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:

Homebuilding	$–	$4,860	$4,061,682	$27,143	$(83)	$4,093,602
Financial Services	–	–	5,582	54,706	–	60,288
Intercompany Charges	–	106,181	145,052	–	(251,233)	–
Equity In Pretax Income of Consolidated Subsidiaries	549,772	–	–	–	(549,772)	–
Total Revenues	549,772	111,041	4,212,316	81,849	(801,088)	4,153,890
Expenses:

Homebuilding	–	10,999	3,681,371	24,268	(142,511)	3,574,127
Financial Services	–	–	2,734	32,684	(636)	34,782
Total Expenses	–	10,999	3,684,105	56,952	(143,147)	3,608,909
Income from unconsolidated joint ventures	–	–	4,791	–	–	4,791
Income (Loss) Before Income Taxes	549,772	100,042	533,002	24,897	(657,941)	549,772
State and Federal Income Taxes	201,091	34,971	193,672	10,308	(238,951)	201,091
Net Income (Loss)	$348,681	$65,071	$339,330	$14,589	$(418,990)	$348,681

HOVNANIAN ENTERPRISES, INC.

Consolidating Condensed Statement of Income

Twelve Months Ended October 31, 2003

		Subsidiary	Guarantor	Non-Guarantor
(In Thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:

Homebuilding	$–	$620	$3,129,177	$20,843	$19	$3,150,659
Financial Services	–	–	6,707	44,578	–	51,285
Intercompany Charges	–	38,610	90,674	–	(129,284)	–
Equity In Pretax Income of Consolidated Subsidiaries	411,518	–	–	–	(411,518)	–
Total Revenues	411,518	39,230	3,226,558	65,421	(540,783)	3,201,944
Expenses:

Homebuilding	–	2,978	2,869,413	14,998	(125,465)	2,761,924
Financial Services	–	–	2,555	26,344	(484)	28,415
Total Expenses	–	2,978	2,871,968	41,342	(125,949)	2,790,339
Loss from unconsolidated joint ventures	–	–	(87)	–	–	(87)
Income (Loss) Before Income Taxes	411,518	36,252	354,503	24,079	(414,834)	411,518
State and Federal Income Taxes	154,138	12,688	133,929	8,682	(155,299)	154,138
Net Income (Loss)	$257,380	$23,564	$220,574	$15,397	$(259,535)	$257,380

Consolidating Condensed Statement of Cash Flows

Twelve Months Ended October 31, 2005

		Subsidiary	Guarantor	Non-Guarantor
(In Thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:

Net Income	$471,847	$142,000	$539,283	$10,059	$(691,342)	$471,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(38,330)	22,935	(1,019,406)	(152,330)	691,342	(495,789)
Net Cash Provided By (Used In) Operating Activities	433,517	164,935	(480,123)	(142,271)	–	(23,942)
Net Cash (Used In) Investing Activities	–	–	(405,208)	(42,938)	–	(448,146)
Net Cash Provided By (Used In) Financing Activities	117,184	480,287	(8,437)	34,529	–	623,563
Intercompany Investing and Financing Activities – Net	(550,700)	(375,995)	778,492	148,203	–	–
Net Increase (Decrease) In Cash	1	269,227	(115,276)	(2,477)	–	151,475
Cash and Cash Equivalents Balance, Beginning of Period	15	29,369	35,441	13,199	–	78,024
Cash and Cash Equivalents Balance, End of Period	$16	$298,596	$(79,835)	$10,722	$–	$229,499

HOVNANIAN ENTERPRISES, INC.

Consolidating Condensed Statement of Cash Flows

Twelve Months Ended October 31, 2004

		Subsidiary	Guarantor	Non-Guarantor
(In Thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:

Net Income	$348,681	$65,071	$339,330	$14,589	$(418,990)	$348,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities	156,763	(39,848)	(1,050,986)	(13,913)	418,990	(528,994)
Net Cash Provided By (Used In) Operating Activities	504,444	25,223	(711,656)	676	–	(180,313)
Net Cash (Used In) Investing Activities	(36,288)	–	(84,167)	(319)	–	(120,774)
Net Cash Provided By (Used In) Financing Activities	(8,265)	215,000	22,631	21,524	–	250,890
Intercompany Investing and Financing Activities – Net	(460,891)	(346,700)	823,005	(15,414)	–	–
Net Increase (Decrease) In Cash	–	(106,477)	49,813	6,467	–	(50,197)
Cash and Cash Equivalents Balance, Beginning of Period	15	135,846	(14,372)	6,732	–	128,221
Cash and Cash Equivalents Balance, End of Period	$15	$29,369	$35,441	$13,199	$–	$78,024

Consolidating Condensed Statement of Cash Flows

Twelve Months Ended October 31, 2003

		Subsidiary	Guarantor	Non-Guarantor
(In Thousands)	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:

Net Income	$257,380	$23,564	$220,574	$15,397	$(259,535)	$257,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(15,414)	12,029	(577,511)	(118,625)	259,535	(439,986)
Net Cash Provided By (Used In) Operating Activities	241,966	35,593	(356,937)	(103,228)	–	(182,606)
Net Cash (Used In) Investing Activities	(10,821)	–	(186,603)	(331)	–	(197,755)
Net Cash Provided By (Used In) Financing Activities	(22,355)	140,250	40,374	80,323	–	238,592
Intercompany Investing and Financing Activities – Net	(208,785)	(258,841)	445,105	22,521	–	–
Net Increase (Decrease) In Cash	5	(82,998)	(58,061)	(715)	–	(141,769)
Cash and Cash Equivalents Balance, Beginning of Period	10	218,844	43,689	7,447	–	269,990
Cash and Cash Equivalents Balance, End of Period	$15	$135,846	$(14,372)	$6,732	$–	$128,221