Form 10-Q/A
period 2006-01-31
HOVNANIAN ENTERPRISES INC
filed 2006-12-20
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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




Explanatory Paragraph


	This Form 10-Q/A for the quarterly period ended January 31, 2006 is being filed for the purpose of restating Note 3 in our Notes to Condensed Consolidated Financial Statements, which includes expanded reportable segment footnote disclosure related to our homebuilding operations. We have restated the accompanying Consolidated Financial Statements to revise our segment disclosures for all periods presented to show six reportable homebuilding segments. The restatement has no impact on our condensed consolidated balance sheets as of January 31, 2006 and October 31, 2005, or condensed consolidated statements of income and related income per common share amounts for the three months ended January 31, 2006 and 2005 or condensed consolidated statements of cash flows for the three months ended January 31, 2006 and 2005. Conforming and other changes that are responsive to certain disclosure comments, primarily relating to segment reporting received from the Division of Corporation Finance of the Securities and Exchange Commission, have been made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 and our Controls and Procedures discussion in Item 4 of this Form 10-Q/A. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further information relating to the restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.





                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10-Q/A

                                     INDEX

                                                               PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Condensed Consolidated Balance Sheets as of January 31,
                2006 (unaudited) and October 31, 2005                 4

              Condensed Consolidated Statements of Income for the
                three months ended January 31, 2006 and
                2005 (unaudited)                                      6

              Condensed Consolidated Statement of Stockholders'
                Equity for the three months ended
                January 31, 2006 (unaudited)                          7

              Condensed Consolidated Statements of Cash Flows for
                the three months ended January 31, 2006
                and 2005 (unaudited)                                  8

              Notes to Condensed Consolidated Financial
                Statements (unaudited)                                9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                        29

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                    49

     Item 4.  Controls and Procedures                                50

PART II.  Other Information
     Item 1.  Legal Proceedings                                      52

     Item 2.  Unregistered Sales of Equity Securities and
                Use of Proceeds                                      54

     Item 6.  Exhibits                                               55

Signatures                                                           58



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                January 31,     October 31,
          ASSETS                                    2006          2005
                                                -----------    -----------
                                                (unaudited)
Homebuilding:
  Cash and cash equivalents.................... $    44,521    $   218,830
                                                -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development..............................   2,831,845      2,459,431
                                                -----------    -----------
    Land and land options held for future
      development or sale......................     663,665        595,806
                                                -----------    -----------
    Consolidated Inventory Not Owned:
      Specific performance options.............       8,550          9,289
      Variable interest entities...............     241,988        242,825
      Other options............................     140,375        129,269
                                                -----------    -----------
       Total Consolidated Inventory Not Owned..     390,913        381,383
                                                -----------    -----------
      Total Inventories........................   3,886,423      3,436,620
                                                -----------    -----------
  Investments in and advances to unconsolidated
    joint ventures.............................     196,276        187,205
                                                -----------    -----------

  Receivables, deposits, and notes ............      84,327        125,388
                                                -----------    -----------

  Property, plant, and equipment - net.........     102,920         96,891
                                                -----------    -----------

  Prepaid expenses and other assets............     152,322        125,662
                                                -----------    -----------

  Goodwill.....................................      32,658         32,658
                                                -----------    -----------

  Definite life intangibles....................     211,894        249,506
                                                -----------    -----------
      Total Homebuilding.......................   4,711,341      4,472,760
                                                -----------    -----------

Financial Services:
  Cash and cash equivalents....................      12,424         10,669
  Mortgage loans held for sale.................     152,396        211,248
  Other assets.................................       3,988         15,375
                                                -----------    -----------
      Total Financial Services.................     168,808        237,292
                                                -----------    -----------
Income Taxes Receivable - Including Deferred
  Tax Benefits.................................      28,630          9,903
                                                -----------    -----------
Total Assets................................... $ 4,908,779    $ 4,719,955
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


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
(Unaudited)
                      A Common Stock      B Common Stock      Preferred Stock
                    ------------------ ------------------ ----------------------
                        Shares          Shares              Shares
                     Issued and       Issued and          Issued and             Paid-In  Retained   Deferred  Treasury
                    Outstanding Amount Outstanding Amount Outstanding   Amount   Capital  Earnings    Comp.    Stock       Total
                    ----------  ------ ----------- ------ ----------- ---------- -------- ---------- -------- --------- ----------
Balance,
  October 31, 2005. 46,980,799  $  580  14,678,502 $  154       5,600 $        - $371,390 $1,522,952 $(19,648)$ (84,071)$1,791,357

Issuance costs.....                                                                   (90)                                     (90)

Preferred
  Dividend
  Declared
  ($476.56 per
  Share)...........                                                                           (2,669)                       (2,669)

Stock Options,
  amortization
  and issuances,
  net of tax.......    122,914       1                                              6,078                                    6,079

Restricted Stock
  grants,
  issuances and
  forfeitures,
  Net of tax.......    185,830       2                                              1,097                 947                2,046

Amortization of
  Restricted
  Stock............                                                                                     1,286                1,286

Conversion of Class B
  to Class A
  common stock.....      5,197              (5,197)

Treasury Stock
  Purchases........   (150,000)                                                                                  (7,301)    (7,301)

Net Income.........                                                                                    84,096               84,096
                   -----------  ------ ----------- ------ ----------- ---------- -------- ---------- -------- --------- ----------
Balance,
  January 31, 2006. 47,144,740  $  583  14,673,305 $  154       5,600 $        - $378,475 $1,604,379 $(17,415)$ (91,372)$1,874,804
                   ===========  ====== =========== ====== =========== ========== ======== ========== ======== ========= ==========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - unaudited)

                                                          Three Months Ended
                                                             January 31,
                                                       ------------------------
                                                          2006          2005
                                                       -----------  -----------
Cash Flows From Operating Activities:
  Net Income.......................................... $    84,096  $    81,482
  Adjustments to reconcile net income to net cash
    (used in) operating activities:
      Depreciation....................................       3,086        1,620
      Intangible amortization.........................      11,669       10,088
      Amortization of deferred compensation...........       7,867        2,087
      Amortization of bond discounts..................         251          153
      Excess tax benefits from share-based payment....      (3,443)           -
      Loss on sale and retirement of property
        and assets....................................          74           41
      Undistributed income from unconsolidated
        joint ventures................................      (5,100)           -
      Deferred income taxes...........................     (30,701)      (7,394)
      Impairment losses...............................       3,109          498
      Decrease (increase) in assets:
        Mortgage notes receivable.....................      58,854       52,665
        Receivables, prepaids and other assets........      51,556      (37,745)
        Inventories...................................    (446,247)    (112,248)
     (Decrease) increase in liabilities:
        State and Federal income taxes................      11,974      (37,424)
        Customers' deposits...........................     (10,303)      11,366
        Interest and other accrued liabilities........     (24,275)     (21,510)
        Accounts payable..............................     (19,522)     (35,960)
                                                       -----------  -----------
          Net cash (used in) operating activities.....    (307,055)     (92,281)
                                                       -----------  -----------
Cash Flows From Investing Activities:
  Net proceeds from sale of property and assets.......          89           35
  Purchase of property, equipment and other fixed
    assets............................................      (9,147)     (13,478)
  Net investments of capital in unconsolidated
    affiliates........................................      (3,929)      (6,156)
                                                       -----------  -----------
          Net cash (used in) investing activities.....     (12,987)     (19,599)
                                                       -----------  -----------
Cash Flows From Financing Activities:
  Proceeds from mortgages and notes...................      18,246       17,380
  Net proceeds (payments) related to revolving
    credit agreement.................................      226,250     (115,000)
  Net proceeds (payments) related to mortgage
    warehouse line of credit..........................     (61,107)     (57,170)
  Proceeds from senior debt...........................           -      200,000
  Proceeds from senior subordinated debt..............           -      100,000
  Payments of issuance costs..........................         (90)           -
  Principal payments on mortgages and notes...........     (30,828)     (19,182)
  Excess tax benefits from share-based payment........       3,443            -
  Preferred dividends paid...........................       (2,669)           -
  Purchase of treasury stock..........................      (7,301)           -
  Proceeds from sale of stock and employee stock plan.       1,544        1,107
                                                       -----------  -----------
          Net cash provided by financing activities....    147,488      127,135
                                                       -----------  -----------
Net (Decrease) increase in Cash........................   (172,554)      15,255
Cash and Cash Equivalents Balance, Beginning
  of Period...........................................     229,499       78,024
                                                       -----------  -----------
Cash and Cash Equivalents Balance, End of Period...... $    56,945  $    93,279
                                                       ===========  ===========
Supplemental Disclosures of Cash Flow
  Cash paid during the year for:
    Interest.........................................  $    26,642  $    17,711
                                                       ===========  ===========
    Income taxes.....................................  $    38,885  $    92,210
                                                       ===========  ===========
Supplemental disclosures of noncash operating
  activities:
  Consolidated Inventory Not Owned:
    Specific performance options.....................  $     8,075  $     2,941
    Variable interest entities.......................      227,983      150,793
    Other options....................................      137,834       30,072
                                                       -----------  -----------
  Total Inventory Not Owned..........................  $   373,892  $   183,806
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

	3.  Operating and Reporting Segments (as Restated)

	Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended January 31, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information".
SFAS 131 defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. The Company had historically aggregated its homebuilding operating segments into a single, national reportable segment, but has restated its segment disclosure to include six homebuilding reportable segments, as identified below, for the three months ended January 31, 2006 and 2005. The restatement has no impact on the Company's condensed consolidated balance sheets as of January 31, 2006 and October 31, 2005, condensed consolidated statements of income and related income per common share amounts for the three months ended January 31, 2006 and 2005 or condensed consolidated statements of cash flows for the three months ended January 31, 2006 and 2005.

	The Company's operating segments are aggregated into reportable segments in accordance with SFAS 131, based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics and similar methods used to construct and sell homes. The Company's reportable segments consist of:

	Homebuilding:

	(1) Northeast (New Jersey, New York, Pennsylvania)
	(2) Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia,
            Washington D.C.)
	(3) Midwest (Illinois, Michigan, Minnesota, Ohio)
	(4) Southeast (Florida, North Carolina, South Carolina)
	(5) Southwest (Arizona, Texas)
	(6) West (California)

	Financial Services

	Operations of the Company's Homebuilding segments primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes in planned residential developments. Operations of the Company's Financial Services segment include mortgage banking and title services to the homebuilding operations' customers. We do not retain or service mortgages that we originate but rather sell the mortgages and related servicing rights to investors.

	Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes. Operating earnings for the Homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings from unconsolidated entities and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Operating earnings for the Financial Services segment consist of revenues generated from mortgage banking and title services, less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

	Each reportable segment follows the same accounting policies described in Note 10 - "Operating and Reporting Segments (as restated)" to the consolidated financial statements in the Company's 2005 Annual Report on Form 10-K/A. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.


	Financial information relating to the Company's operations was as follows:
                                Three Months Ended
                                   January 31,
                              ---------------------
(In thousands)                   2006        2005
                              ----------  ----------
Revenues:
  Northeast                   $  206,960  $  222,436
  Mid-Atlantic                   198,282     158,486
  Midwest                         27,522      18,538
  Southeast                      270,045     105,611
  Southwest                      183,854     137,237
  West                           369,865     397,826
                              ----------  ----------
  Total Homebuilding Revenues  1,256,528   1,040,134
                              ----------  ----------
  Financial Services              19,262      14,193
  Corporate and Unallocated        2,202         234
                              ----------  ----------
      Total Revenues          $1,277,992  $1,054,561

Income Before Income Taxes:
  Northeast                       35,658      33,908
  Mid-Atlantic                    36,577      16,609
  Midwest                         (5,343)     (2,157)
  Southeast                       23,031       5,570
  Southwest                       13,473       4,103
  West                            51,354      82,004
                              ----------  ----------
  Homebuilding Income Before
   Income Taxes                  154,750     140,037
                              ----------  ----------
  Financial Services               5,731       4,273
  Corporate and Unallocated      (25,255)    (12,404)
                              ----------  ----------
      Income Before
        income taxes          $  135,226  $  131,906
                              ==========  ==========

                              January 31, October 31,
                                 2006       2005
                              ----------  ----------
(In thousands)

Assets:
  Northeast                   $1,115,422  $1,058,155
  Mid-Atlantic                   676,958     621,836
  Midwest                        177,083     156,464
  Southeast                      727,605     688,880
  Southwest                      496,943     377,866
  West                         1,290,059   1,143,747
                              ----------  ----------
  Total Homebuilding Assets    4,484,070   4,046,948
                              ----------  ----------
  Financial Services             168,808     237,292
  Corporate and Unallocated      255,901     435,715
                              ----------  ----------
      Total Assets            $4,908,779  $4,719,955
                              ==========  ==========



	4.  Interest costs incurred, expensed and capitalized were:

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

	5. Accumulated depreciation at January 31, 2006 and October 31, 2005 amounted to $33.3 million and $30.5 million, respectively, for our homebuilding assets.

       6. In accordance with Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. In addition, from time to time, we will write off certain residential land options including approval and engineering costs for land we decided not to purchase. We wrote off such costs in the amount of $3.1 million and $0.5 million during the three months ended January 31, 2006 and 2005, respectively. Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as "Homebuilding-Inventory impairment loss".

       7. We provide a warranty accrual for repair costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue warranty costs under our $20 million per occurrence general liability insurance deductible for fiscal 2006 (deductible was $5 million per occurrence for homes built in fiscal 2005 and $150,000 per occurrence for homes built between fiscal 2001 and fiscal 2004) as part of selling, general and administrative costs. Warranty accruals are based upon historical experience. Additions and charges incurred in the warranty accrual and general liability accrual for the three months ended January 31, 2006 and 2005 are as follows:

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
                                  ========  ========

	8. We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations and we are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

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

       9. As of January 31, 2006 and October 31, 2005, respectively, we are obligated under various performance letters of credit amounting to $391.0 million and $330.8 million.

	10. Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of banks provides a revolving credit line of $1.2 billion through July 2009. The facility contains an accordion feature under which the aggregate commitment can be increased to $1.3 billion subject to the availability of additional commitments. Interest is payable monthly at various rates based on a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement, plus, at the Company's option, either (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one, two, three, or six month interest period as selected by the Company. In addition, we pay a fee ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit line depending on our Consolidated Leverage Ratio and the average percentage unused portion of the revolving credit line. We and each of our significant subsidiaries, except for various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement. As of January 31, 2006 and October 31, 2005, the outstanding balance under the Agreement was $226.3 million and zero, respectively.

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

       11. On November 30, 2004, we issued $200 million of 6 1/4% Senior Notes due 2015 and $100 million of 6% Senior Subordinated Notes due 2010. The net proceeds of the issuance were used to repay the outstanding balance on our revolving credit facility as of November 30, 2004 and for general corporate purposes.

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

       12. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock, of approximately 2.6 million and 3.2 million for the three months ended January 31, 2006 and 2005, respectively.

       13. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq National Market under the symbol "HOVNP". The net proceeds from the offering, reflected in Paid in Capital in the Condensed Consolidated Balance Sheet, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. On January 17, 2006, we paid $2.7 million of dividends on the Series A Preferred Stock.

       14. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

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

	15. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures - We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base, and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those entered into with developers and other homebuilders, as well as financial investors, to develop finished lots for sale to the joint venture's members or other third parties. As of January 31, 2006, we have investments in nine homebuilding joint ventures and nine land development joint ventures. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.


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

       16. Recent Accounting Pronouncements - In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This statement, which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

	17. Intangible Assets - The intangible assets recorded on our balance sheet are goodwill, definite life intangibles, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from our acquisitions. We no longer amortize goodwill or indefinite life intangibles, but instead assess them periodically for impairment. We are amortizing the definite life intangibles over their expected useful life, ranging from three to seven years.

	18. On March 1, 2005, we acquired for cash the assets of Cambridge Homes, a privately held Orlando homebuilder and provider of related financial services, headquartered in Altamonte Springs, Florida. Cambridge Homes also provides mortgage financing, as well as title and settlement services to its homebuyers. In connection with the acquisition, based on an appraisal of acquisition intangibles, we have definite life intangible assets equal to the excess of purchase price over the fair value of the net tangible assets of $22 million. We are amortizing the various definite life intangibles over their estimated lives.

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

       19. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of January 31, 2006 had issued and outstanding $400 million of Senior Subordinated Notes, $1,105.3 million face value of Senior Notes, and $226.3 million drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

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



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 31, 2006
(Dollars in Thousands)
                                                           Guarantor      Non-
                                              Subsidiary    Subsid-     Guarantor    Elimin-      Consol-
                                    Parent     Issuer       iaries     Subsidiaries  ations       idated
                                  ----------  ----------  ------------ ------------ ----------- ----------
ASSETS
Homebuilding..................... $    1,235  $  106,918  $ 4,337,002  $    266,186 $           $4,711,341
Financial Services...............                                 138       168,670                168,808
Income Taxes (Payable) Receivable.   (30,377)                  59,492          (485)                28,630
Investments in and amounts due to
  and from consolidated
  subsidiaries.................... 1,903,946   1,894,929   (2,054,260)     (241,687) (1,502,928)
                                  ----------  ----------  ------------ ------------ ----------- ----------
Total Assets..................... $1,874,804  $2,001,847  $ 2,342,372  $    192,684 $(1,502,928)$4,908,779
                                  ==========  ==========  ============ ============ =========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding...................   $           $           $   944,377  $     30,552 $           $  974,929
Financial Services.............                                    34       144,060                144,094
Notes Payable...................               1,737,988          712                            1,738,700
Minority Interest................                             175,009         1,243                176,252
Stockholders' Equity.............  1,874,804     263,859    1,222,240        16,829  (1,502,928) 1,874,804
                                  ----------  ----------  ------------ ------------ ----------- ----------
Total Liabilities and Stockholders'
  Equity......................... $1,874,804  $2,001,847  $ 2,342,372  $    192,684 $(1,502,928)$4,908,779
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


	20.  Subsequent Events -

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Notes to Financial Statements

	As discussed in Note 3 to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended January 31, 2006, we expanded our disclosures of reportable segments in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS ") 131, "Disclosures About Segments of an Enterprise and Related Information". We had historically aggregated our homebuilding operating segments into a single, national reportable segment, but we have restated our segment disclosure to include six reportable homebuilding segments for the three months ended January 31, 2006 and 2005 (see Note 3). The restatement has no impact on our condensed consolidated balance sheets as of January 31, 2006, condensed consolidated statement of income and related income per common share amounts for the three months ended January 31, 2006 and 2005, or Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2006 and 2005. We have amended our Annual Report on Form 10-K for the year ended October 31, 2005 for the related impact of this restatement.


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


CAPITAL RESOURCES AND LIQUIDITY

	Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Midwest (Illinois, Michigan, Minnesota, Ohio), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D.C.), the Southeast (Florida, North Carolina, South Carolina), the Southwest (Arizona, Texas), and the West (California). In addition, we provide financial services to our homebuilding customers.

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

       Total inventory increased $440.2 million during the three months ended January 31, 2006. This increase excluded the increase in consolidated inventory not owned of $9.5 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46. See "Notes to Condensed Consolidated Financial Statements" - Note 14 for additional information on FIN 46. Total inventory in the Northeast increased $88.5 million, the Mid-Atlantic increased $67.9 million, the Midwest increased $22.0 million, the Southeast increased $70.1 million, the Southwest increased $41.0 million, and the West increased $150.7 million. The increase in inventory was primarily the result of future planned organic growth in our existing markets. Substantially all homes under construction or completed and included in inventory at January 31, 2006 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our revolving credit agreement and senior and senior subordinated indebtedness.

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

                                 Active       Proposed       Grand
                     Active    Communities   Developable     Total
                  Communities    Homes         Homes         Homes
                  -----------   ---------   ------------   ---------
January 31, 2006:

Northeast........         41        7,429         18,287      25,716
Mid-Atlantic.....         74        7,434         15,497      22,931
Midwest..........         26        3,291          3,805       7,096
Southeast........         79       14,873         12,457      27,330
Southwest.........        99       13,418          8,922      22,340
West..............        52        9,409         10,464      19,873
                  -----------   ---------   ------------   ---------
Consolidated Total        371      55,854         69,432     125,286
                  ===========
Unconsolidated
  Joint Ventures..                  6,601          2,431       9,032
                                ---------   ------------   ---------
Total Including
  Unconsolidated
  Joint Ventures..                 62,455         71,863     134,318
                                =========   ============   =========
   Owned..........                 26,248          7,219      33,467
   Optioned.......                 24,656         62,213      86,869
                                ---------   ------------   ---------
Controlled Lots...                 50,904         69,432     120,336

Construction to
  Permanent Financing
  Lots...........                   4,950              -       4,950
Lots Controlled by
  Unconsolidated
  Joint ventures.                   6,601          2,431       9,032
                                ---------   ------------   ---------

Total Including
  Unconsolidated
  Joint Ventures.                  62,455         71,863     134,318
                                =========   ============   =========




                                 Active       Proposed         Grand
                     Active    Communities   Developable       Total
                  Communities    Homes         Homes           Homes
                  -----------  -----------   ------------   ----------
October 31, 2005:

Northeast.........         40       7,179        19,465        26,644
Mid-Atlantic......         70       7,137        16,445        23,582
Midwest...........         25       3,618         3,463         7,081
Southeast.........         78      14,576         9,668        24,244
Southwest.........        102      12,905         7,547        20,452
West..............         52       9,285         9,718        19,003
                  -----------  -----------   -----------   -----------
Consolidated Total        367      54,700        66,306       121,006
                  ===========
Unconsolidated
  Joint Ventures..                  6,655         3,396        10,051
                               -----------   -----------   -----------
Total Including Unconsolidated
  Joint Ventures..                 61,355        69,702       131,057
                               ===========   ===========   ===========

   Owned..........                 24,731         5,657        30,388
   Optioned.......                 25,046        60,649        85,695
                               -----------   -----------   -----------
Controlled Lots...                 49,777        66,306       116,083

Construction to
  Permanent Financing
  Lots...........                   4,923             -         4,923
Lots Controlled by
  Unconsolidated
  Joint ventures.                   6,655         3,396        10,051
                               -----------   -----------   -----------

Total Including
  Unconsolidated
  Joint Ventures.                  61,355        69,702       131,057
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

                             January 31,               October 31,
                                2006                      2005
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast....          338       27      365      294       18     312
Mid-Atlantic.          171       22      193      167       19     186
Midwest .....          208       22      230      175       17     192
Southeast....          241       42      283      250       37     287
Southwest....        1,150       92    1,242      901       70     971
West.........          460      133      593      275      157     432
                     ------   ------   -----   ------   ------   -----
  Total              2,568      338    2,906    2,062      318   2,380
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
                                       =========   ===========   ========

	The decrease in accounts payable was primarily due to decreases in homes under construction in the first quarter of 2006 compared to the fourth quarter of 2005 throughout our markets, which results in less activity and lower payables. Reserves increased for our general liability insurance deductible, owner controlled insurance program and bonding. The decrease in accrued expenses is due to timing of property tax payments and acquisition earnout obligations. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2005 bonuses during the first quarter of 2006. The increase in other liabilities is mainly due to increased contributions to our deferred compensation plan, increased payroll withholding due to timing of insurance claims, and a lot option advance in the Southwest.

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



	Information on homes delivered by market area is set forth below:

                         Three Months Ended
                              January 31,
                        ---------------------
                           2006        2005
                        ----------  ----------
                        (Dollars in Thousands)
Northeast:
  Dollars............ $   196,299  $  219,891
  Homes..............         442         553

Mid-Atlantic:
  Dollars............ $   197,878  $  158,329
  Homes..............         379         348

Midwest (1):
  Dollars............ $    29,203  $   18,570
  Homes..............         170         134

Southeast (2):
  Dollars............ $   269,778  $  105,505
  Homes..............       1,148         554

Southwest:
  Dollars............ $   183,259  $  135,911
  Homes..............         872         715

West:
  Dollars............ $   369,780  $  377,763
  Homes..............         834         962

Consolidated Total:
  Dollars............ $ 1,246,197  $1,015,969
  Homes..............       3,845       3,266

Unconsolidated Joint
  Ventures (3):
  Dollars............ $   214,612  $  11,585
  Homes..............         585         22

Totals:
  Housing Revenues... $ 1,460,809  $1,027,554
  Homes Delivered....       4,430       3,288

(1) Midwest includes deliveries from our Ohio acquisition of Oster Homes on August 3, 2005.
(2) Southeast includes deliveries from our Florida acquisitions of Cambridge Homes and First Home Builders of Florida on March 1, 2005 and August 8, 2005, respectively.
(3) Unconsolidated Joint Ventures includes deliveries from our joint venture with affiliates of Blackstone Real Estate Advisors that acquired Town & Country Homes existing residential communities on March 2, 2005.



	An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog using base sales prices by market area are set forth below:

                      Net Contracts(1) for the
                           Three Months Ended       Contract Backlog
                              January 31,           as of January 31,
                      -------------------------  ------------------------
                          2006          2005         2006       2005
                      -----------   -----------  -----------  -----------
                                      (Dollars in Thousands)
Northeast:
  Dollars............$  195,021    $  181,373   $  710,217   $   672,997
  Homes..............       460           451        1,601         1,657

Mid-Atlantic:
  Dollars............$  187,374    $  178,516   $  702,516   $   540,187
  Homes..............       352           351        1,354         1,135

Midwest (1):
  Dollars............$   29,380    $    8,232   $   93,281   $    47,678
  Homes..............       148            71          559           434

Southeast (3):
  Dollars............$  314,027    $  106,366   $1,539,586   $   252,791
  Homes..............     1,015           498        5,864         1,211

Southwest:
  Dollars............ $  170,704    $  165,048   $  276,116  $   197,285
  Homes..............        801           897        1,225        1,106

West:
  Dollars............ $  257,151    $  354,124   $  686,500  $   764,697
  Homes..............        574           906        1,493        1,861

Consolidated Total:
  Dollars............ $1,153,657    $  993,659   $ 4,008,216  $2,475,635
  Homes..............      3,350         3,174        12,096       7,404

Unconsolidated Joint
  Ventures (4):
  Dollars............ $  108,572    $   41,347   $   924,762  $  239,851
  Homes..............        274            66         2,029         399

Totals:
  Dollars............ $1,262,229    $1,035,006   $ 4,932,978  $2,715,486
  Homes...............     3,624         3,240        14,125       7,803

(1) Net contracts are defined as new contracts during the period for the purchase of homes, less cancellations of prior contracts.
(2) The number and the dollar amount of net contracts and contract backlog in the Midwest in the 2006 first quarter include the effect of the Oster Homes acquisition, which closed in August 2005.
(3) The number and the dollar amount of net contracts and contract backlog in the Southeast in the 2006 first quarter include the effects of the Cambridge Homes and First Home Builders of Florida acquisitions, which closed in March 2005 and August 2005, respectively.
(4) The number and the dollar amount of net contracts and contract backlog in Unconsolidated Joint Ventures in the 2006 first quarter include the effect of the Town & Country Homes acquisition, which closed in March 2005.

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


Safe Harbor Statement

       All statements in this Form 10-Q/A that are not historical facts should be considered as "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

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

	Certain risks, uncertainties, and other factors are described in detail in Item 1 and 2 "Business and Properties" in our Form 10-K/A for the year ended October 31, 2005.



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

	As described in Note 3 to our condensed consolidated financial statements, we have restated Note 3 to the condensed consolidated financial statements included in the Report to revise our segment disclosures to show six reportable homebuilding segments, rather than treating our homebuilding business as a single national reportable segment. The treatment of our homebuilding business as a single, national, reportable segment was in accordance with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in judgment as to the application of Statement of Financial Accounting Standards No. 131 ("SFAS 131"). The restatement has no impact on our previously reported consolidated financial position, results of operations or cash flows for any of the periods presented. Our Company management, with the participation of the Company's chief executive officer and chief financial officer, has re-evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2006, to determine whether the restatement changes their prior conclusion. Subject to the foregoing, and based upon that re-evaluation, the Company's chief executive officer and chief financial officer have determined that it does not change their conclusions that, as of January 31, 2006, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives.

	We had previously included in the description of our business and in our Management's Discussion and Analysis of Financial Condition and
Results of Operations some information, which is not subject to SFAS 131, on the basis of purely geographic regions, without taking account of other factors that affect what are appropriate reportable segments under SFAS
131. We are now presenting that information on the basis of the same regions we are using to report segment information, so that all regional information in our reports will be presented on the basis of the same regions. However, we are doing that for the purpose of consistency, not because our management has concluded that presenting information on the prior basis was not appropriate. Therefore, our management does not believe the fact that we have changed the basis on which we are presenting information that is not subject to SFAS 131 indicates that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.



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




                                    HOVNANIAN ENTERPRISES, INC.
                                    (Registrant)



DATE:  December 20, 2006            /S/J. LARRY SORSBY
                                    J. Larry Sorsby,
                                    Executive Vice President and
                                    Chief Financial Officer