Form 10-Q/A
period 2006-04-30
HOVNANIAN ENTERPRISES INC
filed 2006-12-20
CIK 357294

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


Explanatory Paragraph

	This Form 10-Q/A for the quarterly period ended April 30, 2006 is being filed for the purpose of restating Note 3 in our Notes to Condensed Consolidated Financial Statements, which includes expanded reportable segment footnote disclosure related to our homebuilding operations. We have restated the accompanying Consolidated Financial Statements to revise our segment disclosures for all periods presented to show six reportable homebulding segments. The restatement has no impact on our condensed consolidated balance sheets as of April 30, 2006 and October 31, 2005, or condensed consolidated statements of income and related income per common share amounts for the three and six months ended April 30, 2006 and 2005, or condensed consolidated statements of cash flows for the six months ended April 30, 2006 and 2005. Conforming and other changes that are responsive to certain disclosure comments, primarily relating to segment reporting received from the Division of Corporation Finance of the Securities and Exchange
Commission, have been made to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 and our Controls and Procedures Discussion in Item 4 of this Form 10-Q/A. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further information relating to the restatement. Each amendment noted is solely. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.




                          HOVNANIAN ENTERPRISES, INC.

                                   FORM 10-Q/A

                                     INDEX

                                                               PAGE NUMBER

PART I.   Financial Information
     Item l.  Financial Statements:

              Condensed Consolidated Balance Sheets as of April 30,
                2006 (unaudited) and October 31, 2005                 4

              Condensed Consolidated Statements of Income for the
                three and six months ended April 30, 2006 and
                2005 (unaudited)                                      6

              Condensed Consolidated Statement of Stockholders'
                Equity for the six months ended
                April 30, 2006 (unaudited)                            7

              Condensed Consolidated Statements of Cash Flows for
                the six months ended April 30, 2006
                and 2005 (unaudited)                                  8

              Notes to Condensed Consolidated Financial
                Statements (unaudited)                                9

     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                        33

     Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                    56

     Item 4.  Controls and Procedures                                57

PART II.  Other Information
     Item 1.  Legal Proceedings                                      59

     Item 2.  Unregistered Sales of Equity Securities and
                Use of Proceeds                                      61

     Item 4.  Submission of Matters to a Vote of Security
                Holders                                              62

     Item 6.  Exhibits                                               63

Signatures                                                           66



                  HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                 April 30,     October 31,
          ASSETS                                    2006          2005
                                                -----------    -----------
                                                (unaudited)
Homebuilding:
  Cash and cash equivalents.................... $    47,525    $   201,641
                                                -----------    -----------
  Restricted cash..............................       8,766         17,189
                                                -----------    -----------
  Inventories - At the lower of cost or fair
      value:
    Sold and unsold homes and lots under
      development..............................   3,306,101      2,459,431
                                                -----------    -----------
    Land and land options held for future
      development or sale......................     561,220        595,806
                                                -----------    -----------
    Consolidated Inventory Not Owned:
      Specific performance options.............      10,696          9,289
      Variable interest entities...............     381,178        242,825
      Other options............................     136,530        129,269
                                                -----------    -----------
       Total Consolidated Inventory Not Owned..     528,404        381,383
                                                -----------    -----------
      Total Inventories........................   4,395,725      3,436,620
                                                -----------    -----------
  Investments in and advances to unconsolidated
    joint ventures.............................     211,556        187,205
                                                -----------    -----------

  Receivables, deposits, and notes ............      82,206        125,388
                                                -----------    -----------

  Property, plant, and equipment - net.........     110,509         96,891
                                                -----------    -----------

  Prepaid expenses and other assets............     165,642        125,662
                                                -----------    -----------

  Goodwill.....................................      32,658         32,658
                                                -----------    -----------

  Definite life intangibles....................     204,875        249,506
                                                -----------    -----------
      Total Homebuilding.......................   5,259,462      4,472,760
                                                -----------    -----------

Financial Services:
  Cash and cash equivalents....................       5,153          9,632
  Restricted cash..............................       1,351          1,037
  Mortgage loans held for sale.................     214,190        211,248
  Other assets.................................       6,482         15,375
                                                -----------    -----------
      Total Financial Services.................     227,176        237,292
                                                -----------    -----------
Income Taxes Receivable - Including Deferred
  Tax Benefits.................................      96,650          9,903
                                                -----------    -----------
Total Assets................................... $ 5,583,288    $ 4,719,955
                                                ===========    ===========
See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)
                                                     April 30,   October 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2006        2005
                                                    -----------  -----------
                                                    (unaudited)
Homebuilding:
  Nonrecourse land mortgages....................... $    38,117  $    48,673
  Accounts payable and other liabilities...........     500,286      510,529
  Customers' deposits..............................     238,709      259,930
  Nonrecourse mortgages secured by operating
    properties.....................................      24,017       24,339
  Liabilities from inventory not owned.............     254,691      177,014
                                                    -----------  -----------
      Total Homebuilding...........................   1,055,820    1,020,485
                                                    -----------  -----------
Financial Services:
  Accounts payable and other liabilities...........       8,887        8,461
  Mortgage warehouse line of credit................     195,189      198,856
                                                    -----------  -----------
      Total Financial Services.....................     204,076      207,317
                                                    -----------  -----------
Notes Payable:
  Revolving credit agreement.......................     275,000            -
  Senior notes.....................................   1,399,247    1,098,739
  Senior subordinated notes........................     400,000      400,000
  Accrued interest.................................      25,375       20,808
                                                    -----------  -----------
      Total Notes Payable..........................   2,099,622    1,519,547
                                                    -----------  -----------

Total Liabilities..................................   3,359,518    2,747,349
                                                    -----------  -----------

Minority interest from inventory not owned.........     243,339      180,170
                                                    -----------  -----------

Minority interest from consolidated joint ventures.       3,241        1,079
                                                    -----------  -----------

Stockholders' Equity:
  Preferred Stock,$.01 par value-authorized 100,000
    shares; issued 5,600 shares at April 30,
    2006 and at October 31, 2005 with a
    liquidation preference of $140,000.............     135,299      135,389
  Common Stock,Class A,$.01 par value-authorized
    200,000,000 shares; issued 58,378,455 shares at
    April 30, 2006 and 57,976,455 shares at
    October 31, 2005 (including 11,295,656 shares
    at April 30, 2006 and 10,995,656 shares at
    October 31, 2005 held in Treasury)..............        584          580
  Common Stock,Class B,$.01 par value (convertible
    to Class A at time of sale) authorized
    30,000,000 shares; issued 15,363,534 shares at
    April 30, 2006 and 15,370,250 shares at
    October 31, 2005  (including 691,748 shares at
    April 30, 2006 and October 31, 2005 held in
    Treasury).......................................        154          154
  Paid in Capital...................................    234,018      236,001
  Retained Earnings.................................  1,705,359    1,522,952
  Deferred Compensation.............................                 (19,648)
  Treasury Stock - at cost..........................    (98,224)     (84,071)
                                                    -----------  -----------
      Total Stockholders' Equity....................  1,977,190    1,791,357
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity..........$ 5,583,288  $ 4,719,955
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


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars In Thousands)
(Unaudited)
                       A Common Stock     B Common Stock      Preferred Stock
                    ------------------ ------------------ ---------------------
                      Shares             Shares            Shares
                    Issued and         Issued and         Issued and             Paid-In   Retained  Deferred Treasury
                    Outstanding Amount Outstanding Amount Outstanding   Amount   Capital   Earnings    Comp.   Stock      Total
                    ----------- ------ ----------- ------ ----------- --------- -------- ---------- -------- --------- ----------
Balance,
  October 31, 2005.  46,980,799 $  580  14,678,502 $  154       5,600 $ 135,389 $236,001 $1,522,952 $(19,648)$(84,071) $1,791,357

Issuance costs....                                                          (90)                                              (90)

Preferred Dividend
  Declared
  ($476.56 per
  Share)..........                                                                           (5,338)                       (5,338)

Stock Options,
  amortization
  and issuances,
  net of tax......      200,596      2                                            11,296                                   11,298

Restricted Stock
  amortization,
  issuances and
  forfeitures,
  net of tax......      194,688      2                                             6,369                                    6,371

Reclass Due to
  SFAS 123R
  Implementation
  (See Note 2)....                                                               (19,648)             19,648                    -

Conversion of
  Class B to
  Class A
  common stock....        6,716             (6,716)                                                                             -

Treasury Stock
  Purchases.......     (300,000)                                                                              (14,153)    (14,153)

Net Income........                                                                          187,745                       187,745
                    ----------- ------ ----------- ------ ----------- ---------- -------- ---------- -------- --------- ----------
Balance,
  April 30, 2006...  47,082,799 $  584  14,671,786 $  154       5,600 $ 135,299 $234,018 $1,705,359 $      - $(98,224) $1,977,190
                    =========== ====== =========== ======  ========== ========= ======== ========== ======== ========= ==========

See notes to condensed consolidated financial statements (unaudited).


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - unaudited)
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


HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


	1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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


	3.  Operating and Reporting Segments (as Restated)

	Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarterly period ended April 30, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of Financial Accounting Standards No. 131 ("SFAS 131"), ("Disclosures About Segments of an Enterprise and Related Information"). SFAS 131 defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. The Company had historically aggregated its homebuilding operating segments into a single, national reportable segment, but has restated its segment disclosure to include six homebuilding reportable segments, as identified below, for the three and six months ended April 30, 2006 and 2005. The restatement has no impact on the Company's condensed consolidated balance sheets as of April 30, 2006 and October 31, 2005, condensed consolidated statements of income and related income per common share amounts for the three and six months ended April 30, 2006 and 2005 or condensed consolidated statements of cash flows for the three months ended April 30, 2006 and 2005.

	The Company's operating segments are aggregated into reportable segments in accordance with SFAS 131, based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics and similar methods used to construct and sell homes. The Company's reportable segments consist of:

	Homebuilding:

	(1) Northeast (New Jersey, New York, Pennsylvania)
	(2) Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia,
            Washington D.C.)
	(3) Midwest (Illinois, Michigan, Minnesota, Ohio)
	(4) Southeast (Florida, Georgia, North Carolina, South Carolina)
	(5) Southwest (Arizona, Texas)
	(6) West (California)

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



	Financial information relating to the Company's operations was as follows:
                            Three Months Ended      Six Months Ended
                                April 30,                April 30,
                          ---------------------  ----------------------
(In thousands)               2006        2005        2006        2005
                          ----------  ----------  ----------  ----------
Revenues:
  Northeast               $  204,268  $  250,111  $  411,228  $  472,547
  Mid-Atlantic               251,506     184,060     449,788     342,546
  Midwest                     37,439      17,583      64,961      36,121
  Southeast                  318,243     151,243     588,288     256,854
  Southwest                  234,828     164,708     418,692     301,945
  West                       505,572     423,731     875,437     821,557
                          ----------  ----------  ----------  ----------
  Total Homebuilding
    Revenues               1,551,856   1,191,436   2,808,394   2,231,570
                          ----------  ----------  ----------  ----------
  Financial Services          21,191      16,269      40,453      30,462
  Corporate and Unallocated    1,074       1,764       3,276       1,998
                          ----------  ----------  ----------  ----------
      Total Revenues      $1,574,121  $1,209,469  $2,852,113  $2,264,030
                          ==========  ==========  ==========  ==========

Income Before Income Taxes:
  Northeast                   29,335      54,106      64,993      88,014
  Mid-Atlantic                39,921      33,791      76,498      50,400
  Midwest                     (6,646)     (2,871)    (11,989)     (5,028)
  Southeast                   26,013      12,745      49,044      18,315
  Southwest                   22,425      11,573      35,898      15,676
  West                        69,317      80,339     120,671     162,343
                          ----------  ----------  ----------  ----------
  Homebuilding Income
    Before Income Taxes      180,365     189,683     335,115     329,720
                          ----------  ----------  ----------  ----------
  Financial Services           6,674       4,803      12,405       9,076
  Corporate and Unallocated  (24,491)    (19,959)    (49,746)    (32,363)
                          ----------  ----------  ----------  ----------
     Income before
       income taxes       $  162,548  $  174,527  $  297,774  $  306,433
                          ==========  ==========  ==========  ==========

                          April 30,  October 31,
                             2006       2005
                          ----------  ----------
(In thousands)
Assets:
  Northeast               $1,195,422  $1,058,155
  Mid-Atlantic               719,979     621,836
  Midwest                    200,133     156,464
  Southeast                  819,088     688,880
  Southwest                  533,959     377,866
  West                     1,539,632   1,143,747
                          ----------  ----------
  Total Homebuilding
    Assets                 5,008,213   4,046,948
                          ----------  ----------
  Financial Services         227,176     237,292
  Corporate and Unallocated  347,899     435,715
                          ----------  ----------
      Total Assets        $5,583,288  $4,719,955
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

	10. As of April 30, 2006, our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of banks provided a revolving credit line of $1.2 billion through July 2009. The facility contained an accordion feature under which the aggregate commitment could be increased to $1.3 billion subject to the availability of additional commitments. Interest was payable monthly at various rates at our option, based on either (1) a LIBOR-based rate for a one, two, three, or six month interest period as selected by us plus a margin ranging from 1.00% to 1.95% per annum, depending on our Consolidated Leverage Ratio, as defined in the Agreement or (2) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2%. In addition, we paid a fee ranging from 0.20% to 0.30% per annum on the unused portion of the revolving credit line depending on our Consolidated Leverage Ratio and the average percentage unused portion of the revolving credit line. As of April 30, 2006 and October 31, 2005, the outstanding balance under the Agreement was $275.0 million and zero, respectively.

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



HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 30, 2006
(Dollars in Thousands)
                                                          Guarantor      Non-
                                             Subsidiary    Subsid-     Guarantor    Elimin-      Consol-
                                    Parent    Issuer       iaries     Subsidiaries  ations       idated
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


	20.  Subsequent Events -

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Notes to Financial Statements

	As discussed in Note 3 to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended April 30, 2006, we expanded our disclosures of reportable segments in accordance with the provisions of Statements of Financial Accounting Standards ("SFAS ") 131, Disclosures About Segments of an Enterprise and Related Information. We had historically aggregated our homebuilding operating segments into a single, national reportable segment, but we have restated our segment disclosure to include six reportable homebuilding segments for the three and six months ended April 30, 2006 and 2005 (see Note 3). The restatement has no impact on our condensed consolidated balance sheets as of April 30, 2006, condensed consolidated statement of income and related income per common share amounts for the three and six months ended April 30, 2006 and 2005 or condensed consolidated statements of cash flows for the six months ended April 30, 2006 and 2005. We have amended our Annual Report on Form 10-K for the year ended October 31, 2005 for the related impact of this restatement.

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


CAPITAL RESOURCES AND LIQUIDITY

	Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Midwest (Illinois, Michigan,Minnesota, Ohio), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D.C.), the Southeast (Florida, North Carolina, South Carolina, Georgia), the Southwest (Arizona, Texas), and the West (California). In addition, we provide financial services to our homebuilding customers.

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

       Total inventory increased $812.1 million during the six months ended April 30, 2006. This increase excluded the increase in consolidated inventory not owned of $147.0 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See "Notes to Condensed Consolidated Financial Statements" - Note 14 for additional information on FIN 46R. Excluding the impact from an acquisition of $23.9 million, the total inventory in the Southeast increased $111.2 million, the Northeast increased $170.1 million, the Mid-Atlantic increased $118.7 million, the Midwest increased $39.4 million, the Southwest increased $73.0 million, and the West increased $275.8 million. The increase in inventory was primarily the result of future planned organic growth in our existing markets as we have increased the number of communities open for sale from 367 at October 31, 2005 to 411 at April 30, 2006. Substantially all homes under construction or completed and included in inventory at April 30, 2006 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our revolving credit agreement and senior and senior subordinated indebtedness.

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

                                 Active       Proposed       Grand
                     Active    Communities   Developable     Total
                  Communities    Homes         Homes         Homes
                  -----------   ---------   ------------   ---------
April 30, 2006:

Northeast........         44       7,550         17,652      25,202
Mid-Atlantic.....         86       9,056         13,343      22,399
Midwest..........         29       3,630          5,068       8,698
Southeast........         91      14,503         14,016      28,519
Southwest........        103      13,577          7,019      20,596
West.............         58      10,636         10,261      20,897
                  -----------   ---------   ------------   ---------
Consolidated Total       411      58,952         67,359     126,311
                  ===========
Unconsolidated
  Joint Ventures..                 6,024          2,431       8,455
                                ---------   ------------   ---------
Total Including
  Unconsolidated
  Joint Ventures..                64,976         69,790     134,766
                                =========   ============   =========
   Owned..........                28,147          6,553      34,700
   Optioned.......                26,323         60,806      87,129
                                ---------   ------------   ---------
Controlled Lots...                54,470         67,359     121,829

Construction to
  Permanent Financing
  Lots............                 4,482              -       4,482
Lots Controlled by
  Unconsolidated
  Joint ventures..                 6,024          2,431       8,455
                                ---------   ------------   ---------

Total Including
  Unconsolidated
  Joint Ventures..                64,976         69,790     134,766
                                =========   ============   =========



                                 Active       Proposed         Grand
                     Active    Communities   Developable       Total
                  Communities    Homes         Homes           Homes
                  -----------  -----------   ------------   ----------
October 31, 2005:

Northeast........          40       7,179        19,465       26,644
Mid-Atlantic.....          70       7,137        16,445       23,582
Midwest..........          25       3,618         3,463        7,081
Southeast........          78      14,576         9,668       24,244
Southwest........         102      12,905         7,547        20,452
West.............          52       9,285         9,718        19,003
                  -----------  -----------   -----------   -----------
Consolidated Total        367      54,700        66,306       121,006
                  ===========
Unconsolidated
  Joint Ventures..                  6,655         3,396        10,051
                               -----------   -----------   -----------
Total Including Unconsolidated
  Joint Ventures..                 61,355        69,702       131,057
                               ===========   ===========   ===========

   Owned..........                 24,731         5,657        30,388
   Optioned.......                 25,046        60,649        85,695
                               -----------   -----------   -----------
Controlled Lots...                 49,777        66,306       116,083

Construction to
  Permanent Financing
  Lots............                  4,923             -         4,923
Lots Controlled by
  Unconsolidated
  Joint ventures..                  6,655         3,396        10,051
                               -----------   -----------   -----------

Total Including
  Unconsolidated
  Joint Ventures..                 61,355        69,702       131,057
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

                              April 30,                October 31,
                                2006                      2005
                     -----------------------   -----------------------
                     Unsold                    Unsold
                     Homes    Models   Total   Homes    Models   Total
                     ------   ------   -----   ------   ------   -----

Northeast...........    510       24     534      294       18     312
Mid-Atlantic........    351       22     373      167       19     186
Midwest.............    211       14     225      175       17     192
Southeast...........    380       35     415      250       37     287
Southwest...........    945       80   1,025      901       70     971
West................    582      144     726      275      157     432
                     ------   ------   -----   ------   ------   -----
  Total               2,979      319   3,298    2,062      318   2,380
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
                                       =========   ===========   ========

	The decrease in accounts payable was primarily due to decreased deliveries in the second quarter of 2006 compared to the fourth quarter of 2005 throughout our markets, which resulted in less activity and lower payables. Reserves increased for our general liability insurance deductible and bonding. The decrease in accrued expenses is due to timing of property tax payments and acquisition earnout obligations. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2005 bonuses during the first quarter of 2006. The increase in other liabilities is mainly due to increased contributions to our executive deferred compensation plan and an increase in deferred income from an advance related to a lot option in the Southwest.

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




	Information on homes delivered by market area is set forth below:

                         Three Months Ended       Six Months Ended
                              April 30,              April 30,
                        ----------------------  ----------------------
                           2006        2005        2006       2005
                        ----------  ----------  ----------  ----------
                                    (Dollars in Thousands)
Northeast:
  Dollars............  $  203,828  $  248,843   $  400,127  $  468,734
  Homes..............        437         589           879       1,142

Mid-Atlantic:
  Dollars............  $  251,012  $ 183,782    $  448,890  $  342,111
  Homes..............         491        404           870         752

Midwest (1):
  Dollars............  $   29,124  $  18,402    $   58,327  $   36,972
  Homes..............         209        136           379         270

Southeast (2):
  Dollars............  $  311,202  $  151,118   $  580,980  $  256,623
  Homes..............       1,316         714        2,464       1,268

Southwest:
  Dollars............  $   232,289  $  164,133  $  415,548  $  300,044
  Homes..............        1,054         900       1,926       1,615

West:
  Dollars............  $   452,093  $  423,394  $  821,873  $  801,157
  Homes..............        1,048       1,005       1,882       1,967

Consolidated Total:
  Dollars............  $ 1,479,548  $1,189,672  $2,725,745  $2,205,641
  Homes..............        4,555       3,748       8,400       7,014

Unconsolidated Joint
  Ventures (3):
  Dollars............  $   244,402  $  123,732  $  459,014  $  135,317
  Homes..............          612         351       1,197         373

Totals:
  Housing Revenues...  $ 1,723,950  $1,313,404  $3,184,759  $2,340,958
  Homes Delivered....        5,167       4,099       9,597       7,387

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


	An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog using base sales prices by market area are set forth below:

                      Net Contracts(1) for the
                            Six Months Ended       Contract Backlog
                               April 30,           as of April 30,
                      -------------------------  ------------------------
                          2006          2005         2006       2005
                      -----------   -----------  -----------  -----------
                                      (Dollars in Thousands)
Northeast:
  Dollars............ $  420,376    $   416,882  $   758,960   $ 681,208
  Homes..............        961          1,029        1,665       1,646

Mid-Atlantic:
  Dollars...........  $  497,147    $   511,983  $   761,279  $  706,815
  Homes.............         967          1,034        1,478       1,451

Midwest (1):
  Dollars...........  $   81,606    $    26,459  $   110,774  $   50,831
  Homes.............         408            227          610         454

Southeast (3):
  Dollars............ $  503,789    $   311,184 $  1,438,488  $  437,550
  Homes..............      1,648          1,333        5,265       1,785

Southwest:
  Dollars............ $   436,494   $   400,535  $   315,309  $   272,554
  Homes..............       2,036         2,119        1,406        1,428

West:
  Dollars............ $   600,454   $   860,487  $   587,465  $   862,048
  Homes..............       1,292         2,122        1,163        2,072

Consolidated Total:
  Dollars............ $ 2,539,866   $ 2,527,530  $ 3,972,275  $ 3,011,006
  Homes..............       7,312         7,864       11,587        8,836

Unconsolidated Joint
  Ventures (4):
  Dollars............ $   238,329   $   361,784  $   810,115  $   879,482
  Homes..............         654           704        1,797        2,150

Totals:
  Dollars............ $ 2,778,195   $ 2,889,314  $ 4,782,390  $ 3,890,488
  Homes..............       7,966         8,568       13,384       10,986

(1) Net contracts are defined as new contracts during the period for the purchase of homes, less cancellations of prior contracts.
(2) The number and the dollar amount of net contracts and contract backlog in the Midwest in 2006 include the effect of the Oster Homes acquisition, which closed in August 2005.
(3) The number and the dollar amount of net contracts and contract backlog in the Southeast in 2006 include the effects of the Cambridge Homes, First Home Builders of Florida and CraftBuilt
     Homes acquisitions, which closed in March 2005, August 2005 and April 2006, respectively.
(4) The number and the dollar amount of net contracts and contract backlog in Unconsolidated Joint Ventures in 2006 include our joint venture with affiliates of Blackstone Real Estate Advisors that acquired Town & Country Homes existing residential communities on March 2, 2005.

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



	Cost of sales includes expenses for homebuilding and land sales. A breakout of such expenses for homebuilding sales and homebuilding gross margin is set forth below:

                            Three Months Ended        Six Months Ended
                                  April 30,              April 30,
                            ----------------------  ----------------------
                               2006       2005         2006        2005
                            ----------  ----------  ----------  ----------
                                        (Dollars in Thousands)

Sale of Homes.............. $1,479,548  $1,189,672  $2,725,745  $2,205,641
Cost of Sales, excluding
  interest.................  1,128,530     875,016   2,055,352   1,632,101
                            ----------  ----------  ----------  ----------
Homebuilding Gross Margin,
  before interest expense..    351,018     314,656     670,393     573,540
Homebuilding Cost of
  Sales Interest...........     19,861      18,441      35,972      36,020
                            ----------  ----------  ----------  ----------
Homebuilding Gross Margin,
  after interest expense... $  331,157  $  296,215  $  634,421  $  537,520
                            ==========  ==========  ==========  ==========

Gross Margin Percentage,
  before interest expense..      23.7%       26.4%       24.6%       26.0%

Gross Margin Percentage,
  after interest expense...      22.4%       24.9%       23.3%       24.4%
                            ==========  ==========  ==========  ==========


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

	In addition, we have reassessed the market risk for our variable rate debt, which is based on either (1) a LIBOR-based rate for a one, two, three, or six month interest period as selected by us plus a margin or (2) a base rate determined by reference to the higher of (a) a PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2%. We believe that a one percent increase in this rate would have an approximate $0.7 million increase in interest expense for the six months ended April 30, 2006, assuming an average of $137.5 million of variable rate debt outstandingfrom November 1, 2005 to April 30, 2006.


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

	As described in Note 3 to our condensed consolidated financial statements, we have restated Note 3 to the condensed consolidated financial statements included in the Report to revise our segment disclosures to show six reportable homebuilding segments, rather than treating our homebuilding business as a single national, reportable segment. The treatment of our homebuilding business as a single, national reportable segment was in accordance with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in judgment as to the application of Statement of Financial Accounting Standards No. 131 ("SFAS 131"). The restatement has no impact on our previously reported consolidated financial position, results of operations or cash flows for any of the periods presented. Our Company management, with the participation of the Company's chief executive officer and chief financial officer, has re-evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2006, to determine whether the restatement changes their prior conclusion. Subject to the foregoing, and based upon that re-evaluation, the Company's chief executive officer and chief financial officer have determined that it does not change their conclusion that, as of April 30, 2006, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives.

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