Form 10-Q/A
period 2006-07-31
HOVNANIAN ENTERPRISES INC
filed 2006-12-20
CIK 357294

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

Explanatory Paragraph

This Form 10-Q/A for the quarterly period ended July 31, 2006 is being filed for the purpose of restating Note 3 in our Notes to Condensed Consolidated Financial Statements, which includes expanded reportable segment footnote disclosure related to our homebuilding operations. We have restated the accompanying Consolidated Financial Statements to revise our segment disclosures for all periods presented to show six reportable homebuilding segments. The restatement has no impact on our condensed consolidated balance sheets as of July 31, 2006 and October 31, 2005, or condensed consolidated statements of income and related income per common share amounts for the three and six months ended July 31, 2006 and 2005 or condensed consolidated statements of cash flows for the nine months ended July 31, 2006 and 2005. Conforming and other changes that are responsive to certain disclosure comments, primarily relating to segment reporting, received from the Division of Corporation Finance of the Securities and Exchange Commission, have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 and our Controls and Procedures Discussion in Item 4 of this Form 10-Q/A. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further information relating to the restatement This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q/A

INDEX

PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of July 31,
2006 (unaudited) and October 31, 2005	4

Condensed Consolidated Statements of Income for the
three and nine months ended July 31, 2006 and 2005 (unaudited)	6

Condensed Consolidated Statement of Stockholders'
Equity for the nine months ended July 31, 2006 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for
the nine months ended July 31, 2006 and 2005 (unaudited)	8

Notes to Condensed Consolidated Financial
Statements (unaudited)	10

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	44

Item 4. Controls and Procedures	45

PART II. Other Information
Item 1. Legal Proceedings	46

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	47

Item 6. Exhibits	48

Signatures	51

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	July 31, 2006	October 31, 2005
ASSETS
	(unaudited)
Homebuilding:
Cash and cash equivalents	$ 36,787	$ 201,641

Restricted cash	9,500	17,189

Inventories - At the lower of cost or fair value:
Sold and unsold homes and lots under development	3,589,248	2,459,431

Land and land options held for future
development or sale	501,059	595,806

Consolidated inventory not owned:
Specific performance options	12,872	9,289
Variable interest entities	369,705	242,825
Other options	175,021	129,269

Total consolidated inventory not owned	557,598	381,383

Total Inventories	4,647,905	3,436,620

Investments in and advances to unconsolidated
joint ventures	217,153	187,205

Receivables, deposits, and notes	103,102	125,388

Property, plant, and equipment – net	111,542	96,891

Prepaid expenses and other assets	182,964	131,845

Goodwill	32,658	32,658

Definite life intangibles	200,525	249,506

Total homebuilding	5,542,136	4,478,943

Financial Services:
Cash and cash equivalents	11,015	9,632
Restricted cash	1,285	1,037
Mortgage loans held for sale	174,747	211,248
Other assets	8,722	15,375

Total financial services	195,769	237,292

Income taxes receivable – including deferred
tax benefits	150,795	9,903

Total assets	$ 5,888,700	$ 4,726,138

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	July 31, 2006	October 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Homebuilding:
Nonrecourse land mortgages	$ 33,046	$ 48,673
Accounts payable and other liabilities	546,668	510,529
Customers’ deposits	205,721	259,930
Nonrecourse mortgages secured by operating
properties	23,852	24,339
Liabilities from inventory not owned	283,905	177,014

Total homebuilding	1,093,192	1,020,485

Financial services:
Accounts payable and other liabilities	8,666	8,461
Mortgage warehouse line of credit	166,923	198,856

Total financial services	175,589	207,317

Notes payable:
Revolving credit agreement	273,225
Senior notes	1,649,510	1,098,739
Senior subordinated notes	400,000	400,000
Accrued interest	30,762	26,991

Total notes payable	2,353,497	1,525,730

Total liabilities	3,622,278	2,753,532

Minority interest from inventory not owned	208,542	180,170

Minority interest from consolidated joint ventures	3,563	1,079

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
Cash paid during the year for:
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

3. Operating and Reporting Segments (as Restated)

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended July 31, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information”. SFAS 131 defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. The Company had historically aggregated its homebuilding operating segments into a single, national reportable segment, but has restated its segment disclosure to include six homebuilding reportable segments, as identified below, for the three and nine months ended July 31, 2006 and 2005. The restatement has no impact on the Company’s condensed consolidated balance sheets as of July 31, 2006 and October 31, 2005, condensed consolidated statements of income and related income per common share amounts for the three and nine months ended July 31, 2006 and 2005 or condensed consolidated statements of cash flows for the nine months ended July 31, 2006 and 2005.

The Company’s operating segments are aggregated into reportable segments in accordance with SFAS 131, based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics and similar methods used to construct and sell homes. The Company’s reportable segments consist of:

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

Each reportable segment follows the same accounting policies described in Note 10 – “Operating and Reporting Segments (as restated)” to the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K/A. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,

(In thousands)	2006	2005	2006	2005
Revenues:

Northeast	$ 247,453	$ 232,035	$ 658,681	$ 704,582
Mid-Atlantic	242,509	236,659	692,297	579,205
Midwest	42,221	11,771	107,182	47,892
Southeast	402,495	169,487	990,783	426,341
Southwest	220,515	188,845	639,197	490,790
West	375,802	448,856	1,251,239	1,270,413
Total Homebuilding Revenues	1,530,995	1,287,653	4,339,379	3,519,223
Financial Services	22,661	18,533	63,114	48,995
Corporate and Unallocated	(3,137)	6,540	139	8,538
Total Revenues	$1,550,519	$1,312,726	$4,402,632	$3,576,756

Income Before Income Taxes:
Northeast	$ 36,073	$ 48,251	$ 101,066	$ 136,265
Mid-Atlantic	28,625	49,167	105,123	99,567
Midwest	(7,954)	(4,617)	(19,943)	(9,645)
Southeast	36,055	13,356	85,099	31,671
Southwest	19,469	13,126	55,367	28,802
West	36,108	85,196	156,779	247,539
Homebuilding Income Before Income Taxes	148,376	204,479	483,491	534,199
Financial Services	7,533	6,237	19,938	15,313
Corporate and Unallocated	(35,032)	(15,825)	(84,778)	(48,188)
Income Before Income Taxes	$ 120,877	$ 194,891	$ 418,651	$ 501,324

	July 31,	October 31,
	2006	2005
(In thousands)
Assets

Northeast	$1,279,200	$1,058,155
Mid-Atlantic	740,510	621,836
Midwest	205,333	156,464
Southeast	823,346	688,880
Southwest	596,113	377,866
West	1,669,519	1,143,747
Total Homebuilding Assets	5,314,021	4,046,948
Financial Services	195,769	237,292
Corporate and Unallocated	378,910	441,898
Total Assets	$5,888,700	$4,726,138

4. Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Interest capitalized at
beginning of period(1)	$ 77,048	$ 44,488	$ 48,366	$ 37,465
Plus interest incurred(2)	41,515	27,991	108,569	71,939
Less cost of sales interest
Expensed(3)	(25,601)	(22,332)	(62,453)	(58,563)
Less other interest expensed	(649)	(1,149)	(2,169)	(1,843)
Interest capitalized at
end of period	$ 92,313	$ 48,998	$ 92,313	$ 48,998

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

6. In accordance with Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of or Disposal of Long Lived Assets”, we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. For the three and nine months ended July 31, 2006 and 2005, these amounts were $0.8 million and zero, respectively, and $2.4 million, and zero, respectively. In addition, from time to time, we will write off certain residential land options including approval and engineering costs for land we decided not to purchase at the earlier of the option expiration or the decision to terminate. We wrote off such costs in the amount of $11.4 million and $1.4 million during the three months ended July 31, 2006 and 2005, respectively, and $18.6 million and $3.3 million during the nine months ended July 31, 2006 and 2005, respectively. Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as “Homebuilding-Inventory impairment and land option deposit write-offs”.

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

9. As of July 31, 2006 and October 31, 2005, respectively, we are obligated under various performance letters of credit amounting to $457.4 million and $330.8 million.

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

17. Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We are amortizing the definite life intangibles over their expected useful lives, ranging from three to eight years.

18. Acquisitions - On August 3, 2005, we acquired substantially all of the homebuilding assets of Oster Homes, a privately held Ohio homebuilder, headquartered in Lorain, Ohio.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 370	$ 4,310,378	$ 28,770		$$4,339,518
Financial services			6,516	56,598		63,114
Intercompany charges		224,600	223,705		(448,305)	-
Equity in pretax income of consolidated subsidiaries	418,651				(418,651)	-
Total revenues	418,651	224,970	4,540,599	85,368	(866,956)	4,402,632

Expenses:
Homebuilding		1,265	4,045,861	15,180	(107,666)	3,954,640
Financial services.			3,442	39,977	(245)	43,174
Total expenses.		1,265	4,049,303	55,157	(107,911)	3,997,814
Income from unconsolidated joint ventures			13,833			13,833
Income (loss) before income taxes	418,651	223,705	505,129	30,211	(759,045)	418,651
State and federal income taxes	153,859	79,239	181,997	11,762	(272,998)	153,859
Net income (loss)	$ 264,792	$ 144,466	$ 323,132	$ 18,449	$ (486,047)	$ 264,792

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2005
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$ 303,712	$ 101,665	$ 352,276	$ 4,392	$(458,333)	$303,712
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(70,247)	361,828	(1,090,783)	(107,714)	458,333	(448,583)
Net cash provided by (used in) operating activities	233,465	463,493	(738,507)	(103,322)		(144,871)

Net cash (used in) investing activities			(229,486)	(82)		(229,568)

Net cash provided by (used In) financing activities	128,374	228,049	18,304	(24,485)		350,242

Intercompany investing and financing activities – net	(361,838)	(667,602)	902,645	126,795		-
Net increase (decrease) in cash	1	23,940	(47,044)	(1,094)		(24,197)
Cash and cash equivalents balance, beginning of period	15	29,369	20,017	11,558		60,959

Cash and cash equivalents balance, end of period	$ 16	$ 53,309	$ (27,027)	$ 10,464	-	$ 36,762

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Restatement of Notes to Financial Statements

As discussed in Note 3 to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended July 31, 2006, we expanded our disclosures of reportable segments in accordance with the provisions of Statements of Financial Accounting Standards (“SFAS “) 131, “Disclosures About Segments of an Enterprise and Related Information”. We had historically aggregated our homebuilding operating segments into a single, national reportable segment, but we have restated our segment disclosure to include six reportable homebuilding segments for the three and nine months ended July 31, 2006 and 2005 (see Note 3). The restatement has no impact on our condensed consolidated balance sheets as of July 31, 2006, condensed consolidated statement of income and related income per common share amounts for the three and nine months ended July 31, 2006 and 2005, or condensed consolidated statements of cash flows for the nine months ended July 31, 2006 and 2005. We have amended our Annual Report on Form 10-K for the year ended October 31, 2005 for the related impact of this restatement.

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

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Midwest (Ohio, Illinois, Michigan, Minnesota), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D. C.), the Southeast (Florida, Georgia, North Carolina, South Carolina,), the Southwest(Arizona, Texas), and the West (California). In addition, we provide financial services to our homebuilding customers.

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

Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured revolving credit agreement ("Agreement") effective May 31, 2006, that provides a revolving credit line and letter of credit line of $1.5 billion through May 2011. The facility contains an accordion feature under which the aggregate commitment could be increased to $2.0 billion subject to the availability of additional commitments. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association’s prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. At July 31, 2006, there was $273.2 million drawn under this Agreement and we had approximately $36.8 million of homebuilding cash. At July 31, 2006, we had issued $457.4 million of letters of credit which reduced cash available under the Agreement.

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

Total inventory increased $1.0 billion during the nine months ended July 31, 2006. This increase excluded the increase in consolidated inventory not owned of $176.2 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See “Notes to Condensed Consolidated Financial Statements” – Note 14 for additional information on FIN 46R. Excluding the impact from an acquisition of $31.3 million, the total inventory in the Southeast increased $141.7 million, the Northeast increased $249.0 million, the Mid-Atlantic increased $119.3 million, the Midwest increased $37.3 million, the Southwest increased $117.6 million, and the West increased $370.2 million. The increase in inventory was primarily the result of planned organic growth in our existing markets as we have increased the number of communities open for sale from 367 at October 31, 2005 to 436 at July 31, 2006. Substantially all homes under construction or completed and included in inventory at July 31, 2006 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our revolving credit agreement and senior and senior subordinated indebtedness.

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

                The following table summarizes the number of buildable homes included in our total residential real estate.

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

July 31, 2006:

Northeast	52	7,658	18,366	26,024
Mid-Atlantic	83	8,747	12,513	21,260
Midwest	30	3,682	2,832	6,514
Southeast	96	14,017	12,275	26,292
Southwest	114	13,633	5,506	19,139
West	61	13,144	6,391	19,535

Consolidated total	436	60,881	57,883	118,764

Unconsolidated joint ventures		6,343	1,517	7,860

Total including unconsolidated joint ventures		67,224	59,400	126,624

Owned		30,548	5,952	36,500
Optioned		26,766	51,931	78,697

Controlled lots		57,314	57,883	115,197

Construction to permanent financing lots		3,567		3,567

Lots controlled by unconsolidated joint ventures		6,343	1,517	7,860

Total including unconsolidated joint ventures		67,224	59,400	126,624

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes
October 31, 2005:

Northeast	40	7,179	19,465	26,644
Mid-Atlantic	70	7,137	16,445	23,582
Midwest	25	3,618	3,463	7,081
Southeast	78	14,576	9,668	24,244
Southwest	102	12,905	7,547	20,452
West	52	9,285	9,718	19,003

Consolidated total	367	54,700	66,306	121,006

Unconsolidated joint ventures		6,655	3,396	10,051

Total Including unconsolidated joint ventures		61,355	69,702	131,057

Owned		24,731	5,657	30,388
Optioned		25,046	60,649	85,695

Controlled lots		49,777	66,306	116,083

Construction to permanent financing lots		4,923		4,923

Lots controlled by unconsolidated joint ventures		6,655	3,396	10,051

Total including unconsolidated joint ventures		61,355	69,702	131,057

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

	July 31, 2006			October 31, 2005

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	543	16	559	294	18	312
Mid-Atlantic	367	5	372	167	19	186
Midwest	181	37	218	175	17	192
Southeast	444	53	497	250	37	287
Southwest	961	85	1,046	901	70	971
West	796	154	950	275	157	432

Total	3,292	350	3,642	2,062	318	2,380

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

The increase in accounts payable was primarily due to timing of payments and an increase in new communities under construction, which resulted in more activity and higher payables. Reserves increased for our general liability insurance deductible and bonding. As each home closes, we accrue for warranty costs under our general liability insurance. Any claims for warranty costs may not occur until the later years of the ten year warranty period, therefore, as our number of closed homes continues to increase each year, our reserves will increase until charges are incurred or the warranty period expires. The increase in accrued expenses is due to timing of acquisition earnout obligations and a significant increase in the number of homes closed in one of our Southeast markets in the third quarter of 2006, resulting in a higher volume of invoices not yet received for work completed in the last few weeks of the quarter. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2005 fourth quarter bonuses during the first quarter of 2006. Traditionally higher bonuses are earned in the fourth quarter of the fiscal year, as the Company earns its highest profits in the fourth quarter. The increase in other liabilities is mainly due to an increase in deferred income from advances related to lot options in the Northeast and Southwest.

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

Information on homes delivered by market area is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,

	2006	2005	2006	2005
	(Dollars in Thousands)
Northeast:
Dollars	$ 234,231	$ 231,198	$ 634,358	$ 699,933
Homes	526	539	1,405	1,681

Mid-Atlantic:
Dollars	$ 222,653	$ 236,325	$ 671,543	$ 578,435
Homes	430	489	1,300	1,241

Midwest (1):
Dollars	$ 52,019	$ 13,775	$ 110,346	$ 50,747
Homes	195	105	574	375

Southeast(2):
Dollars	$ 394,759	$ 169,142	$975,739	$425,765
Homes	1,600	723	4,064	1,991

Southwest:
Dollars	$ 220,211	$ 189,766	$ 635,759	$ 489,810
Homes	1,022	1,021	2,948	2,636

West:
Dollars	$ 375,953	$ 449,167	$1,197,826	$1,250,324
Homes	850	1,090	2,732	3,057

Consolidated total:
Dollars	$1,499,826	$1,289,373	$4,225,571	$3,495,014
Homes	4,623	3,967	13,023	10,981

Unconsolidated joint
ventures (3):
Dollars	$ 189,287	$ 195,716	$ 648,301	$ 331,033
Homes	498	571	1,695	944

Totals:
Housing revenues	$1,689,113	$1,485,089	$4,873,872	$3,826,047
Homes delivered	5,121	4,538	14,718	11,925

(1) Midwest includes deliveries from our Ohio acquisition of Oster Homes on August 3, 2005.

(2) Southeast includes deliveries from our Florida acquisitions of Cambridge Homes and First

Home Builders of Florida on March 1, 2005 and August 8, 2005, respectively, a of CraftBuilt Homes on April 1, 2006 with deliveries in South Carolina and Georgia.

(3) Unconsolidated Joint Ventures includes deliveries from our joint venture with affiliates of Black

Real Estate Advisors that acquired Town & Country Homes’ existing residential communities on
March 2, 2005.

               An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts(1) for the Nine Months Ended July 31,		Contract Backlog as of July 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Northeast:
Dollars	$ 629,854	$ 688,981	$ 746,480	744,537
Homes	1,413	1,655	1,591	1,733

Mid-Atlantic:
Dollars	$ 688,002	$ 794,655	$ 729,483	$ 759,360
Homes	1,375	1,565	1,456	1,511

Midwest (2):
Dollars	$ 125,002	$ 40,656	$ 115,747	$ 53,578
Homes	651	326	658	448

Southeast (3):
Dollars	$683,686	$514,297	$1,221,462	$472,790
Homes	2,298	2,065	4,315	1,794

Southwest :
Dollars	$ 635,986	$ 647,975	$ 300,375	$ 333,875
Homes	2,981	3,320	1,329	1,608

West:
Dollars	$ 872,358	$1,272,462	$ 490,893	$ 840,758
Homes	1,943	3,076	964	1,936

Consolidated total:
Dollars	$3,634,888	$3,959,026	$3,604,440	$3,204,898
Homes	10,661	12,007	10,313	9,030

Unconsolidated joint ventures (4):
Dollars	$ 323,557	$ 671,277	$ 706,057	$ 993,259
Homes	903	1,426	1,548	2,301

Totals:
Dollars	$3,958,445	$4,630,303	$4,310,497	$4,198,157
Homes	11,564	13,433	11,861	11,331

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

Safe Harbor Statement

All statements in this Form 10-Q/A that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

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

Certain risks, uncertainties, and other factors are described in detail in Item 1 and 2 “Business and Properties” in our Form 10-K/A for the year ended October 31, 2005.

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

	As of July 31, 2006

	Expected Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total	FMV @ 7/31/06
	(Dollars in Thousands)
Long term debt (1):
Fixed rate	$33,046	$140,937	$736	$786	$100,841	$1,885,802	$2,112,148	$1,937,190
Average interest rate	5.98%	10.48%	6.70%	6.72%	6.01%	7.29%	7.39%

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

As described in Note 3 to our condensed consolidated financial statements, we have restated Note 3 to the condensed consolidated financial statements included in the Report to revise our segment disclosures to show six reportable homebuilding segments, rather than treating our homebuilding business as a single, national reportable segment. The treatment of our homebuilding business as a single, national reportable segment was in accordance with the practice followed by substantially all the large, geographically diverse homebuilders that file reports with the SEC. The restatement represents a change in judgment as to the application of Statement of Financial Accounting Standards No. 131 (“SFAS 131”). The restatement has no impact on our previously reported consolidated financial position, results of operations or cash flows for any of the periods presented. Our Company management, with the participation of the Company’s chief executive officer and chief financial officer, has re-evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2006, to determine whether the restatement changes their prior conclusion. Subject to the foregoing, and based upon that re-evaluation the Company’s chief executive officer and chief financial officer have determined that it does not change their conclusions that, as of July 31, 2006, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives.

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

Exhibit 10(b) Amended and Restated Guaranty and Suretyship Agreement, dated May 31, 2006. (10)

Exhibit 31(a) Rule 13a-14(a)/15d-14(a)Certification of Chief Executive Officer.

Exhibit 31(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32(a) Section 1350 Certification of Chief Executive Officer.

Exhibit 32(b) Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(2)	Incorporated by reference to Exhibit 4.2 to Registration Statement (No. 333-106761) on Form S-3 of the Registrant.

(3)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2004.

(4)	Incorporated by reference to Exhibit 3.2 to Registration Statement (No. 1-08551) on Form 8-A of the Registrant.

(5)	Incorporated by reference to Exhibits to Registration Statement (No. 333-125738) on Form S-3 of the Registrant.

(6)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K on November 7, 2003.

(7)	Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.

(8)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on February 27, 2006.

(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on July 13, 2005.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on June 6, 2006.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on June 12, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	December	, 2006
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer