Form 10-K
period 2006-10-31
HOVNANIAN ENTERPRISES INC
filed 2007-01-16
CIK 357294

QuickLinks -- Click here to rapidly navigate through this document

U N I T E D  S T A T E S  S E C U R I T I E S A N D  E X C H A N G E  C O M M I S S I O N
Washington, D.C. 20549

Form 10-K
 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended OCTOBER 31, 2006

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8551

Hovnanian Enterprises, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1851059
(State or Other Jurisdiction of Incorporation or Organization) 110 West Front Street, P.O. Box 500, Red Bank, N.J. (Address of Principal Executive Offices)	(I.R.S. Employer Identification No.) 07701 (Zip Code)
732-747-7800 (Registrant's Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange
Depositary Shares, each representing 1/1,000th of a share of 7.625% Series A Preferred Stock	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933 Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large acceleraged filer" in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒                        Accelerated Filer ☐                        Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 28, 2006 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,468,315,466.

As of the close of business on January 2, 2007, there were outstanding 47,273,652 shares of the Registrant's Class A Common Stock and 14,651,524 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

         Part III – Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant's annual meeting of shareholders to be held on March 7, 2007 which are responsive to Items 10, 11, 12, 13 and 14.

2            Hovnanian Enterprises, Inc.

FORM 10-K
TABLE OF CONTENTS

Item		Page
	PART I
1	Business	4
1A	Risk Factors	11
1B	Unresolved Staff Comments	15
2	Properties	15
3	Legal Proceedings	15
4	Submission of Matters to a Vote of Security Holders	16
	Executive Officers of the Registrant	16
	PART II
5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
6	Selected Consolidated Financial Data	17
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
7A	Quantitative and Qualitative Disclosures About Market Risk	37
8	Financial Statements and Supplementary Data	37
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
9A	Controls and Procedures	37
9B	Other Information	40
	PART III
10	Directors and Executive Officers of the Registrant	40
11	Executive Compensation	41
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
13	Certain Relationships and Related Transactions	41
14	Principal Accountant Fees and Services	42
	PART IV
15	Exhibits and Financial Statement Schedules	42
	Signatures	45

3            Hovnanian Enterprises, Inc.

Part I

ITEM 1
BUSINESS

Business Overview

We design, construct, market and sell single-family detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes in planned residential developments and are one of the nation's largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of 254,000 homes, including 20,201 homes in fiscal 2006. The Company consists of two operating groups: homebuilding and financial services. Our financial services group provides mortgage loans and title services to the customers of our homebuilding operations.

        We are currently, excluding unconsolidated joint ventures, offering homes for sale in 427 communities in 48 markets in 19 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. We offer a variety of home styles at base prices ranging from $42,000 (low income housing) to $2,125,000 with an average sales price, including options, of $329,000 nationwide in fiscal 2006.

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

1992 – Entered the greater Washington, D.C. market.

1994 – Entered the Coastal Southern California market.

1998 – Expanded in the greater Washington, D.C. market through the acquisition of P.C. Homes.

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

2005 – Entered the Orlando, Florida market through our acquisition of Cambridge Homes and entered the greater Chicago, Illinois market and expanded our position in Florida and Minnesota through the acquisition of the operations of Town & Country Homes, which occurred concurrently with our entering into a joint venture with affiliates of Blackstone Real Estate Advisors to own and develop Town & Country's existing residential communities. We also entered the Fort Myers market through the acquisition of First Home Builders of Florida, and the Cleveland, Ohio market through the acquisition of Oster Homes.

2006 – Entered the coastal markets of South Carolina and Georgia through the acquisition of Craftbuilt Homes.

Geographic Breakdown of Markets by Segment

Hovnanian markets and builds homes that are constructed in 32 of the nation's top 75 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey, New York, Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, West Virginia, Washington, D.C.

Midwest: Illinois, Kentucky, Michigan, Minnesota, Ohio

Southeast: Florida, Georgia, North Carolina, South Carolina

Southwest: Arizona and Texas

West: California

        We employed approximately 6,239 full-time associates as of October 31, 2006.

        Our Corporate offices are located at 110 West Front Street, P.O. Box 500, Red Bank, New Jersey 07701, our telephone number is (732)747-7800, and our Internet website address is www.khov.com. We make available

4            Hovnanian Enterprises, Inc.

through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Copies of the Company's Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request.

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

        We adhere to a strategy of achieving growth through expansion of our organic operations and through the selected acquisition of other homebuilders with excellent management teams interested in continuing with our Company. In our existing markets, we continue to introduce a broader product array to gain market share and reach a more diverse group of customers. Selective acquisitions have expanded our geographic footprint, strengthened our market share in existing markets and further diversified our product offerings. Integration of acquired companies is a core strength and organic growth after an acquisition is enhanced by deployment of our broad product array. To enhance our pattern of geographic diversification, we may also choose to start up new homebuilding operations in selected markets that allow our Company to employ our broad product array to achieve growth and market penetration. Through our presence in multiple geographic markets, our goal is to reduce the effects that housing industry cycles, seasonality and local conditions in any one area may have on our business.

        We utilize a risk averse land strategy. We attempt to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. This policy significantly reduces our risk and generally allows us to obtain necessary development approvals before acquisition of the land.

        We enter into homebuilding and land development joint ventures from time to time as a means of controlling lot positions, expanding our market opportunities, establishing strategic alliances, reducing our risk profile, leveraging our capital base and enhancing our returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to homebuyers. Our land development joint ventures include those with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture's members or other third parties. Our Hovnanian Land Investment Group (HLIG), a wholly owned subsidiary, identifies, acquires, and develops large land parcels for sale to our homebuilding operations or to other homebuilders. HLIG may acquire the property directly or via joint ventures.

        In 2005, we entered into a joint venture with affiliates of Blackstone Real Estate Advisors that acquired the assets of Town & Country Homes, giving us operations in the greater Chicago, Illinois market and expanding our operations in Florida and Minnesota.

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

5            Hovnanian Enterprises, Inc.

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

  •
  Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional, nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In the fourth quarter of fiscal 2006, we walked-away from 21,488 lots out of 82,202 total lots under option, resulting in a charge of $140.5 million.

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

Marketing and Sales – Our residential communities are sold principally through on-site sales offices. In order to respond to our customers' needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer

6            Hovnanian Enterprises, Inc.

profiles, exit interviews at model sites, focus groups and demographic data bases. We make use of newspaper, radio, television, internet advertisements, magazine, our website, billboard, video and direct mail advertising, special promotional events, illustrated brochures, full-sized and scale model homes in our comprehensive marketing program. In addition, we have opened home design galleries in our New Jersey, Virginia, Maryland, Texas, North Carolina, Florida, Illinois, Ohio, and portions of our California markets, which offer a wide range of customer options to satisfy individual customer tastes. These centers have increased option sales and profitability in these markets.

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

Customer Financing – We sell our homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 2006, for the markets in which our mortgage subsidiaries originated loans, 9.5% of our homebuyers paid in cash and 62.9% of our non-cash homebuyers obtained mortgages from one of our mortgage banking subsidiaries. Mortgages originated by our mortgage banking subsidiaries are sold in the secondary market within a short period of time.

Code of Ethics – For more than 40 years of doing business, we have been committed to sustaining our shareholders' investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a set of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our Code of Ethics applies to our principal executive officer, principal financial officer, controller, and all other associates of our company, including our directors and other officers. The Company's Code of Ethics is available on the Company's website at www.khov.com under "Investor Relations/Governance/Code of Ethics".

Corporate Governance—We also remain committed to our shareholders in fostering sound corporate governance principles. The Company has adopted "Corporate Governance Guidelines" to assist the Board of Directors of the Company (the Board) in fulfilling its responsibilities related to corporate governance conduct. These guidelines serve as a framework, addressing the function, structure, and operations of the Board, for purposes of promoting consistency of the Board's role in overseeing the work of management.

Residential Development Activities

Our residential development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water and drainage facilities, recreational facilities and other amenities and marketing and selling homes. These activities are performed by our staff, together with independent architects, consultants and contractors. Our staff also carries out long-term planning of communities. A residential development generally includes single family detached homes and/or a number of residential buildings containing from two to twenty-four individual homes per building, together with amenities such as recreational buildings, swimming pools, tennis courts and open areas. More recently, we have developed mid-rise and high-rise buildings including some that contain over 300 homes per building.

        Current base prices for our homes in contract backlog at October 31, 2006 range from $42,000 to $2,125,000 in the Northeast, from $170,000 to $1,280,000 in the Mid-Atlantic, from $88,000 to $750,000 in the Midwest, from $105,000 to $1,572,000 in the Southeast, from $87,000 to $1,134,000 in the Southwest, and from $217,000 to $2,021,000 in the West. Closings generally occur and are typically reflected in revenues within eighteen months of when sales contracts are signed.

7            Hovnanian Enterprises, Inc.

        Information on homes delivered by segment for the year ended October 31, 2006 is set forth below:

(Housing Revenue in Thousands)	Housing Revenues	Homes Delivered	Average Price

Northeast	$992,713	2,188	$453,708
Mid-Atlantic	980,691	1,984	$494,300
Midwest	173,699	855	$203,157
Southeast	1,243,501	5,074	$245,073
Southwest	925,918	4,252	$217,761
West	1,586,865	3,587	$442,393

Consolidated Total	5,903,387	17,940	$329,063
Unconsolidated Joint Ventures	868,222	2,261	$383,999

Total Including Unconsolidated Joint Ventures	$6,771,609	20,201	$335,212

        The value of our net sales contracts, excluding unconsolidated joint ventures, decreased 17.3% to $4.6 billion for the year ended October 31, 2006 from $5.6 billion for the year ended October 31, 2005. This decrease was the net result of an 18.2% decrease in the number of homes contracted to 13,761 in 2006 from 16,831 in 2005.

        Information on the value of net sales contracts by segment for the years ended October 31, 2006 and 2005 is set forth below:

(Value of Net Sales Contracts in Thousands)	2006	2005	% Change

Northeast	$808,736	$946,932	(14.6)%
Mid-Atlantic	837,170	1,079,347	(22.4)%
Midwest	186,750	87,720	112.9%
Southeast	826,387	964,554	(14.3)%
Southwest	848,352	839,341	1.1%
West	1,107,833	1,662,052	(33.3)%

Consolidated Total	$4,615,228	$5,579,946	(17.3)%

        In the Northeast, Southeast and West, sales prices increased but the number of homes contracted decreased. In the Mid-Atlantic, the number of homes contracted increased, but sales prices decreased. In the Midwest, the number of homes contracted and sales prices increased. In the Southwest, the number of homes contracted decreased, but the sales price increased. Decreases in homes contracted are due to weaker market conditions. The average price increases are due to a change in the mix of communities delivering homes, not from improvements in market conditions.

        The following table summarizes our active selling communities under development as of October 31, 2006. The contracted not delivered and remaining home sites available in our active communities under development are included in the consolidated total home sites under the total residential real estate chart in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

8            Hovnanian Enterprises, Inc.

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)

Northeast	45	13,287	6,059	1,218	6,010
Mid-Atlantic	84	12,020	4,544	1,134	6,342
Midwest	37	4,039	431	668	2,940
Southeast	85	22,982	10,026	3,813	9,143
Southwest	117	22,988	9,785	999	12,204
West	59	19,573	7,555	664	11,354

Total	427	94,889	38,400	8,496	47,993

(1)  Includes 551 home sites under option.

(2)  Of the total remaining home sites available, 3,324 were under construction or completed (including 382 models and sales offices), 23,960 were under option, and 241 were financed through purchase money mortgages.

Backlog

At October 31, 2006 and October 31, 2005, including unconsolidated joint ventures, we had a backlog of signed contracts for 9,626 homes and 14,931 homes, respectively, with sales values aggregating $3.4 billion and $5.1 billion, respectively. The majority of our backlog at October 31, 2006 is expected to be completed and closed within the next twelve months. At November 30, 2006 and 2005, our backlog of signed contracts, including unconsolidated joint ventures, was 9,409 homes and 15,090 homes, respectively, with sales values aggregating $3.4 billion and $5.2 billion, respectively.

        Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast and in the Mid-Atlantic we typically obtain an additional 5% to 10% down payment due 30 to 60 days after signing. The contract may include a financing contingency, which permits the customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution. In many of the markets with significant investor demand, our Company's policy states that sales contracts include an investor restriction on resale of homes for a stipulated time period, if the home is not occupied by the purchaser. Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the income statement, in accordance with our accounting policies, when title to the home is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2006, exclusive of communities under development described above under "Active Selling Communities" and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities under development are included in the 98,050 consolidated total home sites under the total residential real estate chart in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

9            Hovnanian Enterprises, Inc.

Communities in Planning

(Dollars in Thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value(1)(2)

Northeast:
Under Option	67	10,005	$711,360	$86,978
Owned	16	1,288		55,436

Total	83	11,293		$142,414

Mid-Atlantic:
Under Option	60	7,779	$560,983	$24,366
Owned	11	1,573		37,926

Total	71	9,352		$62,262

Midwest:
Under Option	12	2,753	$131,478	$5,202
Owned

Total	12	2,753		$5,202

Southeast:
Under Option	63	9,711	$435,459	$15,456
Owned	4	652		22,714

Total	67	10,363		$38,170

Southwest:
Under Option	38	4,293	$186,381	$25,500
Owned	7	909		32,526

Total	45	5,202		$58,026

West:
Under Option	13	1,662	$144,611	$12,494
Owned	8	936		50,268

Total	21	2,598		$62,762

Totals:
Under Option	253	36,203	$2,170,272	$169,996
Owned	46	5,358		198,870

Combined Total	299	41,561		$368,886

(1)    Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2006, option fees and deposits aggregated approximately $95.6 million. As of October 31, 2006, we spent an additional $71.4 million in non-refundable predevelopment costs on such properties.

(2)    The book value of $368.9 million is identified on the balance sheet as "Inventories—land and land options held for future development or sale", and does not include inventory in Poland amounting to $10.0 million. The book value does include $13.5 million for specific performance options, $1.2 million for other options, and $1.4 million for deposits on variable interest entity property reported under "Consolidated inventory not owned".

        We either option or acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in these segments, we have been increasing the optioning of parcels of unimproved land for development.

Customer Financing

At our communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through our mortgage subsidiaries. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

10            Hovnanian Enterprises, Inc.

Our financial services business consists of providing our customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing and title services. We originate loans in New Jersey, New York, Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, West Virginia, North Carolina, South Carolina, Texas, Arizona, Ohio, Minnesota, Florida, and California. During the year ended October 31, 2006, for the markets in which our mortgage subsidiaries originate loans, approximately 9.5% of our homebuyers paid in cash and 62.9% of our non-cash homebuyers obtained mortgages from one of our mortgage banking subsidiaries.

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

Environmental.    We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"). The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and prohibit or severely restrict development in certain environmentally sensitive areas.

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

ITEM 1A
RISK FACTORS

You should carefully consider the following risks in addition to the other information included or incorporated by reference in this Form 10-K.

Leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations and may adversely affect our financial condition.

We have a significant amount of debt:

  •
  our debt, as of October 31, 2006, including the debt of the subsidiaries that guarantee our debt, was $2,055.3 million ($2,049.8 million net of discount);

  •
  as of October 31, 2006, under the terms of our amended and restated $1.5 billion revolving credit agreement and our $250 million revolving and letter of credit facility (after giving effect to the increase in available capacity to $250 million effected in November 2006), we had approximately $1.3 billion of borrowings available (net of approximately $453.4 million in letters of credit outstanding under the facilities) under these facilities, subject, in the case of the revolving credit agreement, to borrowing conditions, including a borrowing base and covenants; and

11            Hovnanian Enterprises, Inc.

  •
  our debt service payments for the 12-month period ended October 31, 2006, which include interest incurred and mandatory principal payments on our corporate debt under the terms of our indentures (but which do not include principal and interest on non-recourse secured debt and debt of our financial subsidiaries), was $162.8 million.

        In addition, we have substantial contractual commitments and contingent obligations, including $453.4 million of performance letters of credit and $967.4 million of performance bonds as of October 31, 2006. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations".

        Our amount of debt could have important consequences. For example, it could:

  •
  limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

  •
  require us to dedicate a substantial portion of our cash flow from operations to the payment on our debt and reduce our ability to use our cash flow for other purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business;

  •
  place us at a competitive disadvantage because we have more debt than some of our competitors; and

  •
  make us more vulnerable in the event of a downturn in our business or in general economic conditions.

        Our ability to meet our debt service and other obligations will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by customer sentiment and financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under our revolving credit facilities bear interest at floating rates. A higher interest rate on our debt service obligations could result in lower earnings.

        Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

        The indentures governing our outstanding debt securities and our revolving credit facility impose restrictions on our operations and activities. The most significant restrictions relate to debt incurrence, sales of assets and cash distributions by us and require us to comply with certain financial covenants listed in those indentures and our revolving credit facility. If we fail to comply with any of these restrictions or covenants, the trustees or the banks, as appropriate, could cause our debt to become due and payable prior to maturity.

The terms of our indentures allow us to incur additional indebtedness.

Under the terms of our indebtedness under our existing indentures, we have the ability, subject to our debt covenants, to incur additional amounts of debt. The incurrence of additional indebtedness could magnify the risks described above.

The homebuilding industry is significantly affected by changes in general and local economic conditions, real estate markets and weather conditions, which could affect our ability to build homes at prices our customers are willing or able to pay, could reduce profits that may not be recaptured and could result in cancellation of sales contracts.

Although market conditions in the housing industry were strong in recent years, the market has significantly slowed in 2006 in our markets, as new contracts have declined and cancellation rates have increased. The homebuilding industry is cyclical, has from time to time experienced significant difficulties and is significantly affected by changes in general and local economic conditions such as:

  •
  employment levels and job growth;

  •
  availability of financing for home buyers;

  •
  interest rates;

  •
  consumer confidence;

  •
  housing demand; and

  •
  population growth.

        An oversupply of alternatives to new homes, such as rental properties and used homes, could depress prices and reduce margins for the sale of new homes. We have substantially increased our inventory in 2003, 2004, 2005 and 2006, which requires significant cash outlays and increases our exposure to this risk.

        Weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, floods and fires can

12            Hovnanian Enterprises, Inc.

harm the local homebuilding business. Our business in Florida was adversely affected in late 2005 and into 2006 due to the impact of Hurricane Wilma on materials and labor availability and pricing.

        The difficulties described above could cause us to take longer and incur more costs to build our homes. We may not be able to recapture increased costs by raising prices in many cases because we fix our prices up to twelve months in advance of delivery by signing home sales contracts. In addition, some home buyers may cancel or not honor their home sales contracts altogether.

Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices.

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and lots and restrictive governmental regulation. Should suitable land opportunities become less available, the number of homes we may be able to build and sell would be reduced, which would reduce revenue and profits.

Raw material and labor shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations could harm our operating results, the impact of which may be further affected by our ability to raise sales prices.

Changes in economic and market conditions could result in the sale of homes at a loss or holding land in inventory longer than planned, the cost of which can be significant.

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. For example, during 2006 we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $159.1 million. Also, in 2006, as a result of the slowing market, we recorded inventory impairment losses on owned property of $177.1 million.

Home prices and sales activities in the California, New Jersey, Texas, North Carolina, Virginia, Maryland, Florida and Arizona markets have a large impact on our profitability because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our business in the California, New Jersey, Texas, North Carolina, Virginia, Maryland, Florida and Arizona markets. Home prices and sales activities in these markets, including in some of the markets in which we operate, have declined from time to time, particularly as a result of slow economic growth. California, Florida, New Jersey, Virginia and Maryland have slowed in recent months. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in those affected areas. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and profits may be reduced.

Because almost all of our customers require mortgage financing, increases in interest rates or the availability of mortgage financing could impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness, and limit our ability to fully realize our backlog.

Virtually all our customers finance their acquisitions through lenders providing mortgage financing. Increases in interest rates or decreases in availability of mortgage financing could lower demand for new homes because of the increased monthly mortgage costs to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the

13            Hovnanian Enterprises, Inc.

contract. This contingency period is typically four to eight weeks following the date of execution.

        In addition, we believe that the availability of FNMA, FHLMC, FHA and VA mortgage financing is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of those types of financing could reduce our sales.

Homebuilders are subject to a number of federal, local, state and foreign laws and regulations concerning the development of land, the home building, sales and customer financing processes and protection of the environment, which can cause us to incur delays and costs associated with compliance and which can prohibit or restrict our activity in some regions or areas.

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

        For example, during 2005, we received requests for information from the Environmental Protection Agency (the "EPA") pursuant to provisions of the Clean Water Act. These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects in the states and district that comprise EPA Region 3. We provided the EPA with information in response to its requests. We have since been advised by the Department of Justice that it will be involved in the review of our storm water discharge practices. We cannot predict the outcome of the review of these practices or estimate the costs that may be involved in resolving the matter. To the extent that the EPA or the DOJ asserts violations of regulatory requirements and request injunctive relief or penalties, we will defend and attempt to resolve such asserted violations.

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

        Our sales and customer financing processes are subject to the jurisdiction of the U.S. Department of Housing and Urban Development ("HUD"). In connection with the Real Estate Settlement Procedures Act, HUD has inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD's inquiries, and the Inspector General of HUD has recommended to the Secretary of HUD that we indemnify HUD for any losses that it may sustain in connection with nine loans that it alleges were improperly underwritten. We cannot predict the outcome of HUD's inquiry or estimate the costs that may be involved in resolving the matter. We do not expect the ultimate cost to be material.

We compete on several levels with homebuilders that may have greater sales and financial resources, which could hurt future earnings.

We compete not only for home buyers but also for desirable properties, financing, raw materials and skilled labor often within larger subdivisions designed, planned and developed by other homebuilders. Our competitors include other local, regional and national homebuilders, some of which have greater sales and financial resources.

        The competitive conditions in the homebuilding industry could result in:

  •
  difficulty in acquiring suitable land at acceptable prices;

  •
  increased selling incentives;

  •
  lower sales; or

  •
  delays in construction.

        Any of these problems could increase costs and/or lower profit margins.

We may have difficulty in obtaining the additional financing required to operate and develop our business.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or borrowing more money, for the future growth and development of our business. The terms or availability of additional capital is uncertain. Moreover, the indentures for our outstanding debt securities contain provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations.

14            Hovnanian Enterprises, Inc.

Our future growth may include additional acquisitions of companies that may not be successfully integrated and may not achieve expected benefits.

Acquisitions of companies have contributed to our growth and are a component of our growth strategy. In March 2005, we acquired Cambridge Homes and Town & Country Homes; in August 2005, we acquired Oster Homes and First Home Builders of Florida and in April 2006, we acquired Craftbuilt Homes. Consistent with this strategy, we continue to engage in discussions with and evaluate potential acquisition targets, some of which may be significant, although we currently have no binding definitive agreements for any significant acquisitions of companies. In the future, we may acquire other businesses. As a result of acquisitions of companies, we may need to seek additional financing and integrate product lines, dispersed operations and distinct corporate cultures. These integration efforts may not succeed or may distract our management from operating our existing business. Additionally, we may not be able to enhance our earnings as a result of acquisitions. Our failure to successfully manage future acquisitions could harm our operating results.

Utility shortages and outages or rate fluctuations could have an adverse effect on our operations.

In prior years, the areas in which we operate in California have experienced power shortages, including periods without electrical power, as well as significant fluctuations in utility costs. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages/outages and utility rate fluctuations continue. Furthermore, power shortages and outages, such as the blackout that occurred in 2003 in the Northeast, and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes. Our operations may be adversely affected if further rate fluctuations and/or power shortages and outages occur in California, the Northeast or in our other markets.

Geopolitical risks and market disruption could adversely affect our operating results and financial condition.

Geopolitical events, such as the aftermath of the war with Iraq and the continuing involvement in Iraq, may have a substantial impact on the economy and the housing market. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 had an impact on our business and the occurrence of similar events in the future cannot be ruled out. The war and the continuing involvement in Iraq, terrorism and related geopolitical risks have created many economic and political uncertainties, some of which may have additional material adverse effects on the U.S. economy, our customers and, in turn, our results of operations and financial condition.

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

We own a 69,000 square foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 1,015,000 square feet of space for our operations located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.

ITEM 3
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

        In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the "EPA"). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was less then $100,000. We provided the EPA with information in response to its requests. We have since been advised by the Department of Justice ("DOJ") that it will be involved in the review of our storm water discharge practices. We cannot predict the

15            Hovnanian Enterprises, Inc.

outcome of the review of these practices or estimate the costs that may be involved in resolving the matter. To the extent that the EPA or the DOJ asserts violations of regulatory requirements and requests injunctive relief or penalties, we will defend and attempt to resolve such asserted violations.

        In addition, in November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations in Riverside County, California and El Dorado County, California of certain storm water discharge rules. The Riverside County notice assessed an administrative civil liability of $336,895 and in March 2006, we agreed to make a donation of $118,447 to the County of Riverside, California and paid a fine of $118,448 to the State of California. In October 2006, we agreed to pay a fine of $300,000 to the County of El Dorado, California and have tentatively agreed to a pay a fine of $300,000 to the State of California with respect to the El Dorado notice.

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

        On September 26, 2006, a stockholder derivative action was filed in the Superior Court of New Jersey, Monmouth County, against certain of our current and former officers and directors, captioned as Michael Crady v. Ara K. Hovnanian et al., Civil Action No. L-4380-06. The complaint alleges, among other things, breach of fiduciary duty in connection with certain of our historical stock option grants. The complaint seeks an award of damages, disgorgement of certain stock options and any proceeds of certain stock options, equitable relief and an award of fees and expenses. The parties have agreed to extend the time we have to respond to the complaint. We have engaged counsel with respect to the claims.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended October 31, 2006, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5
MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange and was held by 460 stockholders of record at January 2, 2007. There is no established public trading market for our Class B Common Stock, which was held by 234 stockholders of record at January 2, 2007. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2006 and 2005:

	Oct. 31, 2006		Oct. 31, 2005

Quarter	High	Low	High	Low

First	$54.29	$44.23	$52.24	$38.00
Second	$48.83	$39.71	$59.10	$47.76
Third	$38.78	$25.44	$73.19	$51.11
Fourth	$32.56	$25.04	$71.28	$42.58

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, approximately $558.2 million of retained earnings was free of such restrictions at October 31, 2006. We have never paid a cash dividend to common stockholders nor do we currently intend to pay a cash dividend to common stockholders.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock, Class B Common Stock or 7.625% Series A Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal fourth quarter of 2006. In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2-for-1 stock dividend on March 4, 2004). As of October 31, 2006, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 812,668, after adjustment for the 2-for-1 stock dividend.

16            Hovnanian Enterprises, Inc.

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. Per common share data and weighted average number of common shares outstanding reflect all stock splits.

	Year Ended

Summary Consolidated Income Statement Data (In Thousands, Except Per Share Data)	October 31, 2006	October 31, 2005	October 31, 2004	October 31, 2003	October 31, 2002

Revenues	$6,148,235	$5,348,417	$4,153,890	$3,201,944	$2,551,106
Expenses	5,930,514	4,602,871	3,608,909	2,790,339	2,325,376

Income (loss) from unconsolidated joint ventures	15,385	35,039	4,791	(87)	—

Income before income taxes	233,106	780,585	549,772	411,518	225,730
State and Federal income taxes	83,573	308,738	201,091	154,138	88,034

Net income	149,533	471,847	348,681	257,380	137,696
Less: preferred stock dividends	10,675	2,758

Net income available to common stockholders	$138,858	$469,089	$348,681	$257,380	$137,696

Per share data:
Basic:
Income per common share	$2.21	$7.51	$5.63	$4.16	$2.26
Weighted average number of common shares outstanding	62,822	62,490	61,892	61,920	60,810
Assuming dilution:
Income per common share	$2.14	$7.16	$5.35	$3.93	$2.14
Weighted average number of common shares outstanding	64,838	65,549	65,133	65,538	64,310

Summary Consolidated Balance Sheet Data (In Thousands)	October 31, 2006	October 31, 2005	October 31, 2004	October 31, 2003	October 31, 2002

Total assets	$5,480,035	$4,726,138	$3,156,267	$2,332,371	$1,678,128
Mortgages, term loans, revolving credit agreements, and notes payable	$319,943	$271,868	$354,055	$326,216	$215,365
Senior notes, and senior subordinated notes	$2,049,778	$1,498,739	$902,737	$687,166	$546,390
Stockholders' equity	$1,942,163	$1,791,357	$1,192,394	$819,712	$562,549

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

        The following table sets forth the ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for each of the periods indicated:

	Years Ended October 31,

	2006	2005	2004	2003	2002

Ratio of earnings to fixed charges	2.0	7.9	6.3	6.7	4.7
Ratio of earnings to combined fixed charges and preferred stock dividends	1.8	7.6	6.3	6.7	4.7

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Management believes that the following critical accounting policies affect its more significant judgments and estimates

17            Hovnanian Enterprises, Inc.

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

Income Recognition from Home and Land Sales—We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"), revenue is recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. In situations where the buyer's financing is originated by our mortgage subsidiary and the buyer has not made an adequate intitial or continuing investment as prescribed by SFAS No. 66, the profit on such sales is deferred until the sale of the related mortgage loan to a third-part investor has been completed.

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

Income Recognition from High-Rise/Mid-Rise Buildings—We are developing several high-rise/mid-rise buildings that will take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS 66. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient deposit that the buyer cannot require be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria, therefore the revenues from delivering homes in high-rise/mid-rise buildings are recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans—Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs—Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal control passes to the buyer and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are deferred and recorded as either (a) an adjustment to the related mortgage loans upon the closing of a loan or (b) recognized as a deferred asset or deferred revenue while the loan is in process. These fees and costs include loan origination fees, loan discount, and salaries and wages for individuals that are directly related to loan origination. Such deferred fees and costs relating to the closed loans are recognized over the life of the loans as an adjustment of yield or taken into operations upon sale of the loan to a permanent investor.

Inventories—Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less direct costs to sell. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is the difference between the book value of the individual community, and the discounted future cash flows generated from expected revenue of the individual community less the associated costs to complete and direct costs to sell.

Insurance Deductible Reserves—For homes delivered in fiscal 2006, our deductible is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker's compensation insurance deductible is $1 million per occurrence in fiscal 2006. Reserves have been established for construction defect and worker's compensation claims based upon actuarial analysis of estimated losses for fiscal 2006 and fiscal 2005. We engage a third party actuary that uses our historical warranty data to estimate our unpaid

18            Hovnanian Enterprises, Inc.

claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees. No significant premise liability claims have arisen.

Interest—In accordance with SFAS 34 "Capitalization of Interest Cost", interest incurred is first capitalized to properties under development during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Interest in excess of interest capitalized or interest incurred on borrowings directly related to properties not under development is expensed immediately in "Other Interest".

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

Unconsolidated Homebuilding and Land Development Joint Ventures—Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Intangible Assets—The intangible assets recorded on our balance sheet are goodwill, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from company acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2006 and 2005, and determined that no impairment of goodwill existed at October 31, 2005. However, based on current market conditions in fiscal 2006, we determined that the intangible assets associated with our Cleveland operations in the Midwest were impaired, and wrote-down the assets by $4.2 million at October 31, 2006. This charge is included in Intangible amortization on the Consolidated Statements of Income. We are amortizing the definite life intangibles over their expected useful life, ranging from three to eight years.

Post Development Completion Costs—In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in accounts payable and other liabilities in the Consolidated Balance Sheets.

Warranty Costs—Based upon historical experience, we accrue warranty costs as part of cost of sales for repair costs over $1,000 to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs under our general liability insurance deductible as part of selling, general and administrative costs. As previously stated, the deductible for our general liability insurance for homes delivered in fiscal 2006 is $20 million per occurrence with an aggregate $20 million for premise liability claims, and an aggregate $21.5 million for construction defect claims.

Capital Resources and Liquidity

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington, D.C.), the Midwest (Ohio, Michigan, Minnesota, Kentucky, Illinois), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas), and the West (California). In addition, we provide financial services to our homebuilding customers.

        Our cash uses during the twelve months ended October 31, 2006 were for operating expenses, increases in housing inventories, construction, income taxes, interest, the pay down of our revolving credit facility, the repurchase of common stock, preferred stock dividends, investment in joint ventures, and the acquisition of Craftbuilt Homes. We provided for our cash requirements from housing and land sales, the revolving credit facility, the issuance of $550 million Senior Notes, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

        Cash requirements for fiscal 2007 are expected to grow through the first two quarters of fiscal 2007, as we invest in new communities and the associated land

19            Hovnanian Enterprises, Inc.

development and home construction. But for the full year we expect the net change in inventories to be close to zero, and thus we expect to be marginally cash flow positive for the full year. We anticipate issuing senior and/or senior subordinated notes and/or preferred stock and moderate usage under the existing revolving credit facility to support the growth in the first two quarters.

        Our net income historically does not approximate cash flow from operating activities. The difference between net income and cash flow from operating activities is primarily caused by changes in receivables, prepaid and other assets, interest and other accrued liabilities, accounts payable, inventory levels, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, amortization of definite life intangibles, stock compensation awards and impairment losses. When we are expanding our operations, which was the case in fiscal 2006 and 2005, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increase, but for cash flow purposes are offset by the net change in mortgage assets and liabilities.

        On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2006, approximately 3.2 million shares have been purchased under this program, of which 0.7 million and 0.6 million shares were repurchased during the twelve months ended October 31, 2006 and 2005, respectively. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

        On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol "HOVNP". The net proceeds from the offering of $135 million, reflected as Preferred Stock on the Consolidated Balance Sheet, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. In fiscal 2006 and fiscal 2005 we paid $10.7 million and $2.8 million, respectively, of dividends on the Series A Preferred Stock.

        Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of lenders provides a revolving credit line and letter of credit line of $1.5 billion through May 2011. The facility contains an accordion feature under which the aggregate commitment can be increased to $2.0 billion subject to the availability of additional commitments. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. At October 31, 2006, there was zero drawn under this Agreement and we had approximately $44 million of unrestricted homebuilding cash. At October 31, 2006, we had issued $329.8 million of letters of credit which reduces cash available under the Agreement. We believe that we will be able either to extend the Agreement beyond May 2011 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. We and each of our significant subsidiaries, except for K. Hovnanian Enterprises, Inc., the borrower, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreements.

        On October 11, 2006, (a) we, K. Hovnanian Enterprises, Inc. ("K. Hovnanian") and certain of our subsidiaries as guarantors entered into a Credit Agreement (the "Credit Agreement") with Citicorp USA, Inc., as administrative agent and issuing bank, the lenders from time to time party thereto, and The Bank of New York, as paying agent, and (b) K. Hovnanian entered into an Agreement for Letter of Credit (the "LC Agreement") with Citibank, N.A ("Citibank"). Under the Credit Agreement, K. Hovnanian has the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit (the "Security Letter of Credit") up to an aggregate availability of $125 million. On November 14, 2006, per the accordion feature provided for in the Credit Agreement, the aggregate commitments under the Credit Agreement were increased to $250 million. The Security Letter of Credit will serve as security for any letters of credit that may be issued under the LC Agreement. Under the LC Agreement, K. Hovnanian may request Citibank to issue letters of credit up to the aggregate maximum amount of the Security Letter of Credit. Loans under the Credit Agreement will bear

20            Hovnanian Enterprises, Inc.

interest at various rates based on (1) an alternate base rate determined by reference to the higher of (a) Citibank's base rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one day, one or two week, or one, two, three or six month interest period as selected by K. Hovnanian.

        The Credit Agreement has covenants that restrict our and certain of our subsidiaries', including K. Hovnanian's, ability to grant liens and enter into consolidations, mergers and transfers of all or substantially all of their respective assets. The Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. Borrowings under the Credit Agreement may be used for general corporate purposes. As of October 31, 2006, the outstanding balance under the Agreement was zero, excluding letters of credit of $123.6 million.

        At October 31, 2006, we had $1,655.3 million of outstanding senior debt ($1,649.8 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million of 6 1/4% Senior Notes due 2015, $300 million of 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At October 31, 2006, we had outstanding $400 million of senior subordinated debt comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million of 6% Senior Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, and joint ventures, is a guarantor of the senior notes and senior subordinated notes.

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

        Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $250 million through May 18, 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. On November 10, 2006, we further amended our secured mortgage warehouse agreement. Pursuant to the amended agreement, we may borrow up to $200 million through November 9, 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%. We also have a commercial paper facility which was amended on September 29, 2006. Pursuant to the amended agreement, the commercial paper facility amount increased from $100 million to $150 million. The facility expires on April 20, 2007 and interest is payable monthly at the LIBOR Rate plus 0.40%. As of October 31, 2006, the aggregate principal amount of all borrowings under both agreements was $270.2 million.

        Total inventory increased $605.3 million during the twelve months ended October 31, 2006, after deducting walk-aways and impairments amounting to $305.7 million. This increase excluded the change in Consolidated Inventory Not Owned of $28.9 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and Variable Interest Entities in accordance with FIN 46. See the "Recent Accounting Pronouncements" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional explanation of FIN 46. Excluding the impact from acquisitions of $28.3 million in the Southeast, total inventory in the Northeast increased $156.5 million, the Mid-Atlantic increased $84.5 million, the Midwest increased $15.1 million, the Southeast decreased $10.9 million, the Southwest increased $86.8 million, and the West increased $245.0 million. The increase in all segments was primarily the result of planned growth in a number of communities. However, in the Southeast this increase was offset by the impairments recorded during the year. Substantially all homes under construction or completed and included in inventory at October 31, 2006 are expected to be closed during the next eighteen months. Most inventory completed or under development is financed through our line of credit, preferred stock and senior and senior subordinated indebtedness.

        We usually option property for development prior to acquisition. By optioning property, we limit our financial exposure to the amounts invested in the option deposits and predevelopment costs. This significantly reduces our risk and generally allows us to obtain necessary development approvals before acquisition of the land. In the fourth quarter of fiscal 2006, we walked-away from 21,488 lots of 82,202 total lots under option, resulting in a charge of $140.5 million.

21            Hovnanian Enterprises, Inc.

        The following table summarizes home sites included in our total residential real estate. The decrease in total home sites available in 2006 compared to 2005 is partially attributable to terminating certain option agreements, as discussed herein.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available

October 31, 2006:
Northeast	18,521	1,218	17,303
Mid-Atlantic	16,828	1,134	15,694
Midwest	6,361	668	5,693
Southeast	23,319	3,813	19,506
Southwest	18,405	999	17,406
West	14,616	664	13,952

Consolidated total	98,050	8,496	89,554
Unconsolidated joint ventures	6,747	1,130	5,617

Total including unconsolidated joint ventures	104,797	9,626	95,171

Owned	33,904	4,513	29,391
Optioned	60,714	551	60,163
Construction to permanent financing lots	3,432	3,432	—

Consolidated total	98,050	8,496	89,554
Lots controlled by unconsolidated joint ventures	6,747	1,130	5,617

Total including unconsolidated joint ventures	104,797	9,626	95,171

October 31, 2005:
Northeast	26,644	1,583	25,061
Mid-Atlantic	23,582	1,381	22,201
Midwest	7,081	581	6,500
Southeast	24,244	5,997	18,247
Southwest	20,452	1,296	19,156
West	19,003	1,753	17,250

Consolidated total	121,006	12,591	108,415
Unconsolidated joint ventures	10,051	2,340	7,711

Total including unconsolidated joint ventures	131,057	14,931	116,126

Owned	30,388	6,681	23,707
Optioned	85,695	987	84,708
Construction to permanent financing lots	4,923	4,923	—

Consolidated total	121,006	12,591	108,415
Lots controlled by unconsolidated joint ventures	10,051	2,340	7,711

Total including unconsolidated joint ventures	131,057	14,931	116,126

        The following table summarizes our started or completed unsold homes, excluding unconsolidated joint ventures, in active and substantially completed communities:

	October 31, 2006			October 31, 2005

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	568	18	586	294	18	312
Mid-Atlantic	376	5	381	167	19	186
Midwest	139	34	173	175	17	192
Southeast	424	63	487	250	37	287
Southwest	809	97	906	901	70	971
West	626	165	791	275	157	432

Total	2,942	382	3,324	2,062	318	2,380

Started or completed unsold homes per active selling communities(1)	6.9	0.9	7.8	5.6	0.9	6.5

(1)
Active selling communities were 427 at October 31, 2006 and 367 at October 31, 2005.

        The increase in unsold homes is primarily due to the increase in the number of cancellations later in the construction process in the current fiscal year. We expect that the cancellations will return to a more normal level in the future, however, it is difficult to predict when this will occur. See the discussion of cancellation rates below.

        Receivables, deposits and notes decreased $30.6 million to $94.8 million at October 31, 2006. The decrease was primarily due to a payment received in the first quarter of fiscal 2006 from a homebuilding joint venture in the Northeast upon obtaining its construction loan.

        Prepaid expenses and other assets are as follows as of:

(In Thousands)	October 31, 2006	October 31, 2005	Dollar Change

Prepaid insurance	$8,945		$8,945
Prepaid project costs	97,920	$61,773	36,147
Senior residential rental properties	8,352	8,754	(402)
Other prepaids	30,082	30,730	(648)
Other assets	30,304	30,588	(284)

Total	$175,603	$131,845	$43,758

        Prepaid insurance increased as a result of a new three year policy premium paid in November 2006. At October 31, 2006, two years of the premium are remaining. In the past, we paid this policy annually. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The increase in prepaid project costs was primarily due to the opening of new communities in all our regions. Other

22            Hovnanian Enterprises, Inc.

prepaids and other assets are debt issuance fees, non-qualified associate benefit plan assets, and miscellaneous prepaids and assets.

        Property, plant, and equipment increased $13.8 million to $110.7 million at October 31, 2006. The increase is comprised of $29.5 million of additions, offset by depreciation of $14.9 million and $0.8 million of disposals. Additions increase principally to the new Corporate office building constructed in Red Bank, New Jersey, as well as computer software and equipment in connection with the beginning of implementation of our new enterprise wide system.

        Investments in and advances to unconsolidated joint ventures increased as we entered into one new homebuilding joint venture and one new land development joint venture during the twelve months ended October 31, 2006. In addition, investments in our existing joint ventures increased due to profits without cash distributions. As of October 31, 2006, we have investments in ten homebuilding joint ventures and ten land development joint ventures. Other than performance and completion guarantees and environmental indemnifications, no other guarantees associated with unconsolidated joint ventures have been given.

        Definite life intangibles decreased $84.5 million to $165.1 million at October 31, 2006. This decrease is due to intangible amortization for the year and adjustments to the accounting for an acquisition in the Southeast, offset by intangibles resulting from the Craftbuilt acquisition in April 2006. The adjustments in the Southeast were for the set-up of a deferred tax asset in the first quarter of fiscal 2006, and for a reduction in the accrual for a contingent payment in the fourth quarter of fiscal 2006. Also contributing to the decrease was the write-off of $4.2 million for impaired intangible assets associated with our Cleveland operations in the Midwest. To the extent the acquisition price was greater than the book value of tangible assets which were stepped up to fair values, purchase price premium was classified as intangibles. Professionals are hired to appraise all acquired intangibles. The appraisals that have been completed for fiscal 2005 and 2004 acquisitions resulted in all premiums being categorized as definite life intangibles. See the "Critical Accounting Policies" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional explanation of intangibles. For tax purposes all our intangibles, except those resulting from an acquisition classified as a tax free exchange, are being amortized over 15 years.

        Mortgage loans held for sale consist of residential mortgages receivable of which $282.0 million and $211.2 million at October 31, 2006 and October 31, 2005, respectively, were being temporarily warehoused and awaiting sale in the secondary mortgage market. The increase in mortgage loans held for sale is directly related to 402 additional loans held for sale at October 31, 2006, compared to October 31, 2005.

        We may incur risk with respect to mortgages that become delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.

        Income taxes receivable increased $249.9 million to $259.8 million at October 31, 2006. Of this increase, $109.0 million is related to a net income tax receivable at October 31, 2006, versus a net income tax payable at October 31, 2005, due to estimated payments made in the first three quarters of fiscal 2006 that did not anticipate our fourth quarter loss. The remaining increase is due to a deferred tax benefit for timing differences of inventory impairments, intangible amortization and deferred income for book purposes.

        Accounts payable and other liabilities are as follows as of:

(In Thousands)	October 31, 2006	October 31, 2005	Dollar Change

Accounts payable	$201,785	$191,469	$10,316
Reserves	104,734	95,310	9,424
Accrued expenses	102,794	48,647	54,147
Accrued compensation	65,313	75,655	(10,342)
Other liabilities	107,767	99,448	8,319

Total	$582,393	$510,529	$71,864

        The increase in accounts payable is due to the timing of invoices at October 31, 2006, compared to the same period the prior year. Our reserves increased as the result of an increase in new communities, in accordance with our general liability and workman's compensation policies. Accrued expenses increased primarily due to letter of credit funding for land option walk aways, as well as an increase in incentive compensation bonuses relating to an acquisition in the Southeast and Southwest. Accrued compensation decreased due to the lower estimated bonus payouts, in connection with the lower profitability in fiscal 2006. Other liabilities increased primarily due to deferred revenue for homes financed through our wholly-owned mortgage subsidiary, whereby a less than 5% deposit was obtained on the home sale, and deferred income on certain structured lot options in the Northeast.

        Nonrecourse Land Mortgages decreased $22.6 million to $26.1 million at October 31, 2006. The decrease is primarily due to mortgages that became due and were paid off in the first quarter of fiscal 2006, combined with a decrease for walking away from a community in the fourth quarter of fiscal 2006 in the Northeast. As a result, the property reverts back to the mortgage holder and we forfeited any money spent to date.

        Customer Deposits decreased $75.0 million to $184.9 million at October 31, 2006. The decrease is

23            Hovnanian Enterprises, Inc.

primarily due to the reduction in the number of homes in backlog from 14,931 at October 31, 2005 to 9,626 at October 31, 2006.

        Mortgage warehouse line of credit increased $71.3 million to $270.2 million at October 31, 2006. The increase is directly correlated to the increase in mortgage loans held for sale from October 31, 2005 to October 31, 2006.

Results of Operations

Total Revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Year Ended

(Dollars in Thousands)	October 31, 2006	October 31, 2005	October 31, 2004

Homebuilding:
Sale of homes	$725,732	$1,095,392	$952,433
Land sales	52,130	85,595	(11,541)
Other revenues	4,729	1,457	2,051
Financial services	17,227	12,083	9,003

Total change	$799,818	$1,194,527	$951,946

Total revenues percent change	15.0%	28.8%	29.7%

Homebuilding

Compared to the same prior period, housing revenues increased $725.7 million, or 14.0%, for the year ended October 31, 2006, increased $1,095.4 million, or 26.8%, for the year ended October 31, 2005, and increased $952.4, million or 30.4%, for the year ended October 31, 2004 as a result of both organic growth and through the acquisition of other homebuilders. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

24            Hovnanian Enterprises, Inc.

        Information on homes delivered by segment is set forth below:

	Year Ended

(Housing Revenue in Thousands)	October 31, 2006	October 31, 2005	October 31, 2004

Northeast:
Housing revenues	$992,713	$983,426	$923,189
Homes delivered	2,188	2,329	2,406
Average price	$453,708	$422,252	$383,703
Mid-Atlantic:
Housing revenues	$980,691	$909,458	$637,607
Homes delivered	1,984	1,915	1,672
Average price	$494,300	$474,913	$381,344
Midwest(1):
Housing revenues	$173,699	$90,131	$104,167
Homes delivered	855	599	782
Average price	$203,157	$150,469	$133,206
Southeast(2):
Housing revenues	$1,243,501	$744,810	$428,867
Homes delivered	5,074	3,433	2,304
Average price	$245,073	$216,956	$186,140
Southwest:
Housing revenues	$925,918	$738,417	$681,083
Homes delivered	4,252	3,883	3,875
Average price	$217,761	$190,167	$175,763
West:
Housing revenues	$1,586,865	$1,711,413	$1,307,350
Homes delivered	3,587	4,115	3,547
Average price	$442,393	$415,896	$368,579
Consolidated total:
Housing revenues	$5,903,387	$5,177,655	$4,082,263
Homes delivered	17,940	16,274	14,586
Average price	$329,063	$318,155	$279,875
Unconsolidated joint ventures(3):
Housing revenues	$868,222	$529,944	$36,555
Homes delivered	2,261	1,509	84
Average price	$383,999	$351,189	$435,179
Total including unconsolidated joint ventures:
Housing revenues	$6,771,609	$5,707,599	$4,118,818
Homes delivered	20,201	17,783	14,670
Average price	$335,212	$320,958	$280,765

(1) Midwest includes deliveries from our Ohio acquisition of Oster Homes on August 3, 2005.

(2) Southeast includes deliveries from our Florida acquisitions of Cambridge Homes and First Home Builders of Florida on March 1, 2005 and August 8, 2005, respectively, and our acquisition of CraftBuilt Homes on April 17, 2006.

(3) Includes deliveries from our joint venture with affiliates of Blackstone Real Estate Advisors that acquired Town & Country Homes existing residential communities on March 2, 2005.

25            Hovnanian Enterprises, Inc.

        The increase in housing revenues during the year ended October 31, 2006 was primarily due to organic growth within our existing operations. Excluding acquisitions, housing revenues and average sales prices increased in our homebuilding segments combined by 4.2% and 7.6%, respectively. Homes delivered, excluding acquisitions, decreased 6.1%, 12.1%, and 12.8% in the Northeast, Southeast, and West and increased 3.6%, 7.1%, and 9.5% in the Mid-Atlantic, Midwest, and Southwest, respectively.

        Unaudited quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ending October 31, 2006, 2005, and 2004 are set forth below:

	Quarter Ended

(In Thousands)	October 31, 2006	July 31, 2006	April 30, 2006	January 31, 2006

Housing revenues:
Northeast	$358,355	$234,231	$203,828	$196,299
Mid-Atlantic	309,148	222,653	251,012	197,878
Midwest	63,353	52,019	29,124	29,203
Southeast	267,762	394,759	311,202	269,778
Southwest	290,159	220,211	232,289	183,259
West	389,039	375,953	452,093	369,780

Consolidated total	$1,677,816	$1,499,826	$1,479,548	$1,246,197

Sales contracts (net of cancellations):
Northeast	$178,882	$209,478	$225,355	$195,021
Mid-Atlantic	149,168	190,855	309,773	187,374
Midwest	61,748	43,396	52,226	29,380
Southeast	142,701	179,897	189,762	314,027
Southwest	212,366	199,492	265,790	170,704
West	235,475	271,904	343,303	257,151

Consolidated total	$980,340	$1,095,022	$1,386,209	$1,153,657

	Quarter Ended

(In Thousands)	October 31, 2005	July 31, 2005	April 30, 2005	January 31, 2005

Housing revenues:
Northeast	$283,494	$231,198	$248,843	$219,891
Mid-Atlantic	331,022	236,325	183,782	158,329
Midwest	39,384	13,775	18,402	18,570
Southeast	319,045	169,142	151,118	105,505
Southwest	248,607	189,766	164,133	135,911
West	461,089	449,167	423,394	377,763

Consolidated total	$1,682,641	$1,289,373	$1,189,672	$1,015,969

Sales contracts (net of cancellations):
Northeast	$257,950	$272,100	$235,509	$181,373
Mid-Atlantic	284,692	282,673	333,467	178,516
Midwest	47,064	14,195	18,227	8,232
Southeast	450,257	203,113	204,818	106,366
Southwest	191,365	247,440	235,487	165,048
West	389,589	411,976	506,363	354,124

Consolidated total	$1,620,917	$1,431,497	$1,533,871	$993,659

26            Hovnanian Enterprises, Inc.

	Quarter Ended

(In Thousands)	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004

Housing revenues:
Northeast	$333,430	$236,988	$185,598	$167,173
Mid-Atlantic	225,503	164,266	147,950	99,888
Midwest	31,928	24,482	23,022	24,735
Southeast	124,029	108,129	105,535	91,174
Southwest	217,214	181,491	154,564	127,814
West	447,333	329,254	284,274	246,489

Consolidated total	$1,379,437	$1,044,610	$900,943	$757,273

Sales contracts (Net of cancellations):
Northeast	$317,355	$249,410	$291,860	$189,675
Mid-Atlantic	159,373	165,731	213,741	153,328
Midwest	16,606	18,282	15,267	13,809
Southeast	115,445	127,976	138,181	87,739
Southwest	170,958	179,232	202,748	121,177
West	426,910	507,214	533,685	299,020

Consolidated total	$1,206,647	$1,247,845	$1,395,482	$864,748

        Our reported level of net contracts has been impacted by an increase in our cancellation rates in 2006, due to weakening market conditions. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2003	2004	2005	2006

First	23%	23%	27%	30%
Second	18%	19%	21%	32%
Third	21%	20%	24%	33%
Fourth	25%	24%	25%	35%

        Another way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of contract backlog. The following table provides this historical comparison.

Quarter	2003	2004	2005	2006

First	16%	14%	15%	12%
Second	15%	14%	14%	16%
Third	15%	12%	15%	16%
Fourth	19%	16%	12%	20%

        Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. Cancellations also occur as a result of buyer failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Cancellation rates can be higher in markets where buyers sign contracts so as to tie up a house they like and then cancel within the rescission period once they reach a final decision on the house they want. This situation is more common in certain markets, particularly California. However, in recent quarters we have experienced a higher than normal number of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts by another builder, leading the buyer to lose confidence in their contract price. We expect that cancellation rates will return to a more normal level at some point as prices stabilize, but it is difficult to predict when this will occur, and the timing will vary by market.

27            Hovnanian Enterprises, Inc.

        An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, using base sales prices by segment is set forth below:

(Dollars In Thousands)	October 31, 2006	October 31, 2005	October 31, 2004

Northeast:
Total contract backlog	$591,849	$693,535	$719,606
Number of homes	1,218	1,583	1,815
Mid-Atlantic:
Total contract backlog	$562,670	$713,021	$519,999
Number of homes	1,134	1,381	1,132
Midwest:
Total contract backlog	$117,148	$90,348	$54,410
Number of homes	668	581	497
Southeast:
Total contract backlog	$1,093,299	$1,493,084	$250,805
Number of homes	3,813	5,997	1,267
Southwest:
Total contract backlog	$224,482	$283,739	$164,655
Number of homes	999	1,296	924
West:
Total contract backlog	$334,102	$784,495	$775,295
Number of homes	664	1,753	1,917
Totals:
Total consolidated contract backlog	$2,923,550	$4,058,222	$2,484,770
Number of homes	8,496	12,591	7,552

        The decline in our backlog from October 31, 2005 to October 31, 2006 is a direct result of a falloff in our contract pace. Our net contracts for the full year of fiscal 2006, excluding unconsolidated joint ventures, declined 18% compared to fiscal 2005.

        In the month of November 2006, excluding unconsolidated joint ventures, we signed an additional 810 net contracts amounting to $289.0 million. Between our October 31, 2006 contract backlog and November 2006 net contracts, we have sold approximately 59% of our projected deliveries for fiscal 2007 assuming all of this backlog and net contracts are delivered in fiscal 2007.

        Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as "land charges" in the schedules below). A breakout of such expenses for consolidated housing sales and housing gross margin is set forth below:

	Year Ended

(Dollars In Thousands)	October 31, 2006	October 31, 2005	October 31, 2004

Sale of homes	$5,903,387	$5,177,655	$4,082,263
Cost of sales, excluding interest	4,538,795	3,812,922	3,042,057

Homebuilding gross margin, before cost of sales interest expense	1,364,592	1,364,733	1,040,206
Cost of sales interest, excluding land sales interest	106,892	85,104	73,403

Homebuilding gross margin, after cost of sales interest expense	1,257,700	1,279,629	966,803
Land charges	336,204	5,360	6,990

Homebuilding gross margin, after cost of sales interest expense and land charges	$921,496	$1,274,269	$959,813

Gross margin percentage, before cost of sales interest expense and land charges	23.1%	26.4%	25.5%
Gross margin percentage, after cost of sales interest expense, before land charges	21.3%	24.7%	23.7%
Gross margin percentage after cost of sales interest expense and land charges	15.6%	24.6%	23.5%

28            Hovnanian Enterprises, Inc.

        Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended

	October 31, 2006	October 31, 2005	October 31, 2004

Sale of homes	100.0%	100.0%	100.0%
Cost of sales, excluding interest:
Housing, land and development costs	68.6	65.6	66.5
Commissions	2.5	2.3	2.2
Financing concessions	1.0	1.0	1.0
Overheads	4.8	4.7	4.8

Total cost of sales, before interest expense	76.9	73.6	74.5

Gross margin percentage, before cost of sales interest expense and land charges	23.1	26.4	25.5
Cost of sales interest	1.8	1.7	1.8

Gross margin percentage, after cost of sales interest expense and before land charges	21.3%	24.7%	23.7%

        The following table represents gross margin percentage before interest and land impairment and option write-offs by segment:

	Year Ended

	October 31, 2006	October 31, 2005	October 31, 2004

Northeast	28.1%	30.5%	29.1%
Mid-Atlantic	27.8%	29.4%	29.2%
Midwest	13.2%	15.8%	23.4%
Southeast	20.1%	18.5%	15.8%
Southwest	19.5%	18.0%	16.5%
West	22.7%	30.0%	29.1%

Total homebuilding gross margin %	23.1%	26.4%	25.5%

        We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Historically, homes in highly regulated markets in the Northeast, Mid-Atlantic and West have higher margins than homes in less regulated markets. The consolidated gross margins, before interest expense decreased to 23.1% during the year ended October 31, 2006 compared to 26.4% for the same period last year. For the past several years, including 2006, our gross margin has been higher than where we would expect to see our normalized margins, which is approximately between 20% and 22%. In 2005 and 2004, the above average margins were a result of significant price increases that we experienced in many of our markets over that period. The declining pace of sales in our markets in 2006 has led to intense competition in many of our specific community locations. In order to maintain a reasonable pace of absorption, we have increased the incentives we are offering for design finishes, upgrades, or mortgage costs, reduced lot location premiums, as well as lowered some base prices, all of which have impacted our fiscal 2006 margins significantly. In addition, homes where contracts have cancelled have typically been resold with added concessions, resulting in a further decline in margins.

        The dollar increase in homebuilding gross margin, before interest expense from October 31, 2004 to October 31, 2005 was attributed to increased sales, resulting from both organic growth in deliveries and our acquisitions of other homebuilders. The dollar decrease from October 31, 2005 to October 31, 2006, is due to lower pricing, with flat or increased construction costs, as these costs are somewhat fixed. Also shown in the table are our results of gross margins, after cost of sales interest expense. After deducting interest expense, which was previously capitalized and amortized through cost of sales, our homebuilding gross margin was 21.3% for 2006 compared to 24.7% for 2005 and 23.7% for 2004, but as a percentage of revenue, cost of sales interest has remained flat at 1.8%, 1.7%, and 1.8% for the years ended October 31, 2006, 2005, and 2004.

        Reflected as inventory impairment loss and land option write-offs in cost of sales ("land charges"), we have written-off or written-down certain inventories totaling $336.2, $5.4, and $7.0 million during the years ended October 31, 2006, 2005, and 2004, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements—Note 13" for additional explanation. During the years ended October 31, 2006, 2005, and 2004, we wrote-off residential land options and approval and engineering costs amounting to $159.1, $5.3, and $5.4 million, respectively, which are included in the total write-offs mentioned above. When a community is redesigned, abandoned engineering costs are written-off. Option and approval and engineering costs are written-off when a community's proforma profitability does not produce adequate returns on the investment commensurate with the risk and we cancel the option. Such write-offs were located in all our segments. The impairments amounting to $177.1 million, $0.1 million and $1.6 million for the years ending October 31, 2006, 2005 and 2004, respectively, were incurred because of recent changes in the value of land in many of our markets and a change in the marketing strategy to liquidate a particular property or lower sales prices. The significant majority of these write-offs and impairments occurred in our fourth quarter of fiscal 2006.

29            Hovnanian Enterprises, Inc.

        Below is a break-down of our lot option walk-aways and impairments by segment for the fourth quarter of fiscal 2006. While the number of lots was spread across all of our segments, the dollar impact was concentrated in the Northeast and West.

        In total, we walked away from 26.1% of all the lots we controlled under option contracts. The remaining 73.9% of our option lots are in communities that remain economically feasible, including a substantial number that were successfully renegotiated over the past six months. The largest concentration was in the Southeast (almost entirely in Florida) and the West, primarily in the Southern Coastal area of California.

        The following table represents lot option walk-aways by segment for the fourth quarter of fiscal 2006:

(In Millions)	Dollar Amount of Walk Away	Number of Walk-Away Lots	% of Walk-Away Lots	Total Lots at October 31, 2006(1)	Walk-Away Lots as a % of Total Lots

Northeast	$48.9	6,997	32.5%	19,881	35.2%
Mid-Atlantic	18.7	3,897	18.1%	15,654	24.9%
Midwest	12.4	3,540	16.5%	8,392	42.2%
Southeast	11.9	3,366	15.7%	18,061	18.6%
Southwest	0.2	168	0.8%	10,876	1.5%
West	48.4	3,520	16.4%	9,338	37.7%

Total	$140.5	21,488	100.0%	82,202	26.1%

(1)
Includes lots optioned that the Company walked-away from in the fourth quarter of fiscal 2006.

        The following table represents impairments by segment for the fourth quarter of fiscal 2006:

(In Millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value	% of Pre- Impairment Value

Northeast	$15.9	9.1%	$50.8	31.3%
Mid-Atlantic	1.3	0.7%	8.0	16.3%
Southeast	92.1	52.7%	185.4	49.7%
Southwest	0.0	0.0%	0.0	0.0%
West	50.8	29.1%	183.2	27.7%
Midwest	14.6	8.4%	45.8	31.9%

Total	$174.7	100.0%	$473.2	36.9%

Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues increased 140 basis points to 9.8% for the year ended October 31, 2006 from 2005. Such expenses increased to $593.9 million for the year ended October 31, 2006, and increased to $441.9 million for the year ended October 31, 2005 from $330.6 million for the previous year. The increased spending year over year was primarily due to our acquisitions and overhead costs for organically expanding operations ahead of our expected future growth in housing revenues as open for sale communities have increased from 275 at the end of 2004, to 367 at the end of 2005, and 427 at the end of 2006.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended

(In Thousands)	October 31, 2006	October 31, 2005	October 31, 2004

Land and lot sales	$140,389	$88,259	$2,664
Cost of sales, excluding interest	94,286	52,203	2,217
Land and lot sales gross margin, excluding interest	46,103	36,056	447
Land sales interest expense	1,437	1,715	20

Land and lot sales gross margin, including interest	$44,666	$34,341	$427

        Although the amount of land sale profits varies from year-to-year, some land sale profits are typically recognized by the Company each year in the normal course of homebuilding and land development operations, wherein certain parcels are sold to other builders, land developers, and commercial property developers. Land and lot sales are often the result of acquiring large parcels for which we do not want to do all the development. In addition, this may happen more often in the future as the Hovnanian Land Investment Group continues to acquire large parcels, with the intent to sell portions to other builders.

Homebuilding Operations by Segment

Financial information relating to the Company's operations was as follows:

	Year Ended October 31,

(In Thousands)	2006	2005	2004

Income (loss) before income taxes:
Northeast	$80,097	$233,811	$158,649
Mid-Atlantic	155,930	177,864	123,198
Midwest	(60,095)	(14,814)	5,424
Southeast	(1,522)	47,913	15,625
Southwest	75,683	56,416	44,935
West	49,119	329,009	242,733

Homebuilding income before income taxes	299,212	830,199	590,564

Financial services	31,012	24,025	25,506
Corporate and unallocated	(97,118)	(73,639)	(66,298)

Income before income taxes	$233,106	$780,585	$549,772

30            Hovnanian Enterprises, Inc.

Homebuilding Results by Segment

Northeast—Homebuilding revenues increased 0.9% in 2006 compared to 2005 primarily due to a 6.1% decrease in homes delivered offset by a 7.4% increase in average selling price as the mix of communities that had deliveries in 2006 was different than 2005. Income before income taxes was down $153.7 million to $80.1 million, however $75.3 million of the decrease was due to inventory impairment loss and land option write-offs in 2006. The remaining difference is due to a 240 basis point reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Homebuilding revenues increased 6.5% in 2005 compared to 2004 primarily due to a 10.0% increase in average selling price offset by a 3.2% decrease in the homes delivered. Income before income taxes increased $75.2 million to $233.8 million in 2005 compared to 2004. The increase is due to the additional revenue and a 140 basis point improvement in gross margin percentage before interest expense.

Mid-Atlantic—Homebuilding revenues increased 7.8% in 2006 compared to 2005 primarily due to a 3.6% increase in homes delivered and a 4.1% increase in average selling price as the mix of communities delivered in 2006 was different than 2005. Income before income taxes was down $21.9 million to $155.9 million, however $23.1 million of the decrease was due to inventory impairment loss and land option write-offs in 2006. The segment also had a 150 basis point reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive, however, this was effectively offset by the increase in total revenues.

Homebuilding revenues increased 42.6% in 2005 compared to 2004 primarily due to a 24.5% increase in average selling price and a 14.5% increase in the homes delivered. Homes delivered and average selling price benefited significantly from the strong housing market in 2005. Income before income taxes increased $54.7 million to $177.9 million in 2005 compared to 2004. The increase is due to the additional revenue at relatively consistent gross margin percentages before interest expense of 29.4% and 29.2% for 2005 and 2004, respectively, partially offset by a $32.4 million increase in selling, general and administrative costs necessary to support this significant growth.

Midwest—Homebuilding revenues increased 92.7% in 2006 compared to 2005 primarily due to a 42.7% increase in homes delivered and a 35.0% increase in average selling price. The increases in deliveries and average selling price were the result of acquisitions during 2005 in this segment in Cleveland, Illinois and Minnesota and the growth in deliveries in the Minnesota operations that we started in 2004. Despite the growth in revenues, the segment loss before income taxes increased $45.3 million to a loss of $60.1 million. This was due to $29.7 million of inventory impairment loss and land option write-offs in 2006, a 260 basis point reduction in gross margin percentage before interest expense, and a $14.9 million increase in selling, general and administrative costs, due to full year effects of the 2005 acquisitions, as well as growth in open communities.

Homebuilding revenues decreased 13.5% in 2005 compared to 2004 primarily due to a 23.4% decrease in the homes delivered partially offset by a 13.0% increase in average selling price. Homes delivered were lower in our Ohio operations, and the new acquisitions in this segment during 2005 did not have enough activity to offset this reduction. The impact of the lower revenues was compounded by a 760 basis point reduction in gross margin percentage before interest expense, and an $8.2 million increase in selling, general and administrative expenses as the segment prepared for expansion in 2006. As a result, income before income taxes decreased $20.2 million to a loss of $14.8 million in 2005 compared to 2004.

Southeast—Homebuilding revenues increased 67.0% in 2006 compared to 2005 primarily due to a 47.8% increase in homes delivered and a 13.0% increase in average selling price. Recent acquisitions in Florida were the primary reason for the growth in deliveries and average selling price. During 2005, we acquired businesses in Orlando and Fort Myers, Florida and the Tampa, Florida operations acquired in fiscal 2004 continued to grow. Income before income taxes is down $49.4 million to a slight loss of $1.5 million, as the significantly higher profits from homes delivered were offset by $106.1 million of inventory impairment loss and land option write-offs in 2006.

Homebuilding revenues increased 73.7% in 2005 compared to 2004 primarily due to a 16.6% increase in average selling price and a 49.0% increase in the homes delivered. Homes delivered and average selling price benefited significantly from the extremely strong housing market in 2005. In 2005, we acquired businesses in Orlando and Fort Myers, Florida that contributed to this growth. Income before income taxes increased $32.3 million to $47.9 million in 2005 compared to 2004. The increase is due to the additional revenue compounded by a 270 basis point improvement in gross margin percentage before interest expense. This increase in gross margin was partially offset by a $22.6 million increase in selling, general and administrative costs necessary to support this significant growth and new acquisitions.

Southwest—Homebuilding revenues increased 25.4% in 2006 compared to 2005 primarily due to a 9.5% increase in homes delivered and a 14.5% increase in average selling price. The growth in deliveries came from organic growth in our operations in both Texas and Arizona and the

31            Hovnanian Enterprises, Inc.

increase in average selling price as the mix of communities that had deliveries in 2006 was different than 2005. Income before income taxes increased $19.3 million to $75.7 million in 2006 as the higher revenues as well as slightly better gross margin percentage before interest expense was offset by higher selling, general and administrative expenses to support the growth in the operations.

Homebuilding revenues increased 8.4% in 2005 compared to 2004 primarily due to an 8.2% increase in average selling price. Deliveries were basically flat year over year. Income before income taxes increased $11.5 million to $56.4 million in 2005 compared to 2004, a 25.6% increase. The increase is due to the additional revenue and a 150 basis point improvement in gross margin percentage before interest expense, partially offset by a $9.5 million increase in selling, general and administrative expenses incurred in preparation for the anticipated expansion in 2006.

West—Homebuilding revenues decreased 7.3% in 2006 compared to 2005 primarily due to a 12.8% decrease in homes delivered and a 6.4% increase in average selling price. The decrease in deliveries was the result of the more competitive and slowing housing market in California throughout 2006. This reduced revenue was further compounded by a 730 basis point reduction in gross margin percentage before interest expense, and $24.8 million increase in selling, general and administrative expenses. The increase in selling, general and administrative costs was due to more open communities, and an increase in advertising costs to combat the declining market. As a result of the above and $101.4 million in inventory impairment losses and land option write-offs in 2006, income before income taxes decreased $279.9 million to $49.1 million in 2006.

Homebuilding revenues increased 30.9% in 2005 compared to 2004 primarily due to a 16.0% increase in deliveries and a 12.8% increase in average selling price. Homes delivered and average selling price benefited significantly from the extremely strong housing market in 2005. Income before income taxes increased $86.3 million to $329.0 million in 2005 compared to 2004, a 35.5% increase. The increase is due to the additional revenue and a 90 basis point improvement in gross margin percentage before interest expense, partially offset by a $35.0 million increase in selling, general and administrative expenses that supported the significant growth in the business.

Financial Services

Financial services consists primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. During the years ended October 31, 2006, October 31, 2005, and October 31, 2004, financial services provided a $31.0, $24.0, and $25.5 million pretax profit, respectively. In 2006 financial services revenue increased $17.2 million to $89.6 million, as the business continues to grow. Revenues from October 31, 2004 to October 31, 2005 increased $12.1 million to $72.4 million, but this increase was more than offset by increased costs as the mortgage operations added overhead costs to prepare for future growth and the profit per loan declined as the mortgage market became more competitive with less mortgage refinancing occurring in 2005 versus 2004. In addition to our wholly-owned mortgage subsidiaries, customers obtained mortgages from our mortgage joint ventures in the Midwest (Ohio) and West in 2004, and also the Southeast in 2005. In the market areas served by our wholly-owned mortgage banking subsidiaries, approximately 63%, 67%, and 66% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2006, 2005, and 2004, respectively. Servicing rights on new mortgages originated by us will be sold as the loans are closed.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. Such expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses were 1.6% for the year ended October 31, 2006, 1.7% for the year ended October 31, 2005, and 1.5% for the year ended October 31, 2004. The decrease in corporate general and administrative expenses as a percentage of total revenues during the year ended October 31, 2006 compared to the same period last year was due to decreased compensation related to bonuses.

Other Interest

Other interest increased $0.7 million to $3.6 million for the year ended October 31, 2006. In 2005, other interest increased $1.3 million to $2.9 million for the year ended October 31, 2005. The fluctuation in other interest from year to year is a result of the increase in interest on borrowings directly related to properties not under development (nonrecourse land mortgage on the consolidated balance sheet), which is expensed immediately in other interest.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior residential property operations, incentive compensation bonus payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, corporate-owned life insurance, and certain contributions. The increase in other operations of $29.6 million from October 31, 2005 to October 31, 2006 is primarily due to

32            Hovnanian Enterprises, Inc.

higher incentive compensation bonus payments in fiscal 2006 and an increase in minority interest on a consolidated joint venture in the Northeast. There was only a minor 2% increase in other operations in fiscal 2005 compared to 2004.

Off Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2006, we had $354.0 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $3.7 billion. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third party guarantees. However, $19.3 million of the $3.7 billion in land and lot option purchase contracts contain specific performance clauses which require us to purchase the land or lots upon satisfaction of certain requirements by both the sellers and the Company. Therefore, this specific performance obligation of $19.3 million is recorded on the balance sheet in Liabilities from inventory not owned.

        Pursuant to FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", we consolidated $208.2 million of inventory not owned at October 31, 2006, representing the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we eliminated $17.2 million of its related cash deposits for lot option contracts, which are included in Consolidated Inventory Not Owned. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. At October 31, 2006, the balance reported in Minority interest from inventory not owned was $130.2 million. At October 31, 2006, we had cash deposits and letters of credit totaling $31.3 million, representing our current maximum exposure associated with the consolidation of lot option contracts. Creditors of these VIE's, if any, have no recourse against us.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2006:

	Payments Due by Period

(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt(1)	$3,158,688	$294,938	$281,175	$370,323	$2,212,252
Capital lease obligations	—	—	—	—	—
Operating leases	82,800	20,096	32,753	17,298	12,653
Purchase obligations(2)	19,310	15,601	3,709
Other long term liabilities

Total	$3,260,798	$330,635	$317,637	$387,621	$2,224,905

(1)  Represents our Senior and Senior Subordinated Notes, Other Notes Payable and related interest payments for the life of the debt of $1,079.8 million. Interest on variable rate obligations is based on rates effective as of October 31, 2006.

(2)  Represents obligations under option contracts with specific performance provisions, net of cash deposits.

        We had outstanding letters of credit and performance bonds of approximately $453.4 million and $967.4 million, respectively, at October 31, 2006 related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

33            Hovnanian Enterprises, Inc.

FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The new deduction was effective for our fiscal year ending October 31, 2006, and resulted in reducing our effective tax rate by 222 basis points.

        In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This statement, which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on our consolidated financial position, results of operations or cash flows.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are currently evaluating the impact, if any, that SFAS 157 may have on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders' equity. The recognition of funded status provision of SFAS 158 applies prospectively and is effective December 31, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the fiscal year end effective December 31, 2008. We do not expect SFAS 158 to have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the Securities and Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently evaluating the impact of the adoption of SAB No. 108; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        In June 2005, the Emerging Issues Task Force ("EITF") released Issue No. 04-5 "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 did not have a material impact on our results of operations or financial position.

        On November 29, 2006, the FASB ratified EITF Issue No. 06-8, "Applicability of the Assessment of a Buyer's

34            Hovnanian Enterprises, Inc.

Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums." EITF 06-8 states that the adequacy of the buyer's continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We do not expect EITF 06-8 to have a material impact on our consolidated financial condition and results of operations or cash flows.

        In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting to Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for our first quarter ending January 31, 2008. We are in the process of assessing the impact, if any, this will have on our financial statements.

Total Taxes

Total taxes as a percentage of income before taxes amounted to approximately 35.9%, 39.6%, and 36.6% for the years ended October 31, 2006, 2005, and 2004, respectively. The decrease in the effective rate for 2006 was primarily due to the American Jobs Creation Act of 2004, which was effective for the year ended October 31, 2006 and provided a 3% tax reduction on qualified domestic production activities income. The new deduction resulted in reducing our effective tax rate by 222 basis points. The increase in the effective rate for 2005 was due to refunds recorded in 2004 related to previous years' taxes, higher than estimated taxes upon filing our 2004 tax return in the third quarter of 2005, the elimination of certain state deductions, and the loss carryforward running out in one state. Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If for some reason the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years to recover the deferred tax assets. As a result, management is confident such deferred tax assets reflected in the balance sheet are recoverable regardless of future income. See "Notes to Consolidated Financial Statements—Note 12" for an additional explanation of taxes.

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

        On May 1, 2006, we acquired through the issuance of 175,936 shares of Class A common stock substantially all of the assets of two mechanical contracting businesses. These acquisitions are being accounted for as purchases with the results of their operations included in our consolidated financial statements as of the date of acquisition.

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

35            Hovnanian Enterprises, Inc.

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

        All fiscal 2006, 2005, and 2004 acquisitions provide for other payments to be made, generally dependant upon achievement of certain future operating and return objectives.

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

        Certain risks, uncertainties, and other factors are described in detail in Item 1 "Business" and Item 1A "Risk Factors" in this Form 10-K.

36            Hovnanian Enterprises, Inc.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

A market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following tables set forth as of October 31, 2006 and 2005, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV"). There have been no significant changes in our market risk from October 31, 2005 to October 31, 2006.

Long Term Debt Tables

	Long Term Debt as of October 31, 2006 by Year of Debt Maturity
(Dollars in Thousands)	2007	2008	2009	2010	2011	Thereafter	Total	FMV at 10/31/06

Long term debt(1):	$167,037	$748	$800	$100,855	$914	$1,834,669	$2,105,023	$2,040,214
Fixed rate
Average interest rate	9.63%	6.71%	6.73%	6.01%	6.77%	7.26%	7.39%

(1) Does not include the mortgage warehouse line of credit.

	Long Term Debt as of October 31, 2005 by Year of Debt Maturity
(Dollars in Thousands)	2006	2007	2008	2009	2010	Thereafter	Total	FMV at 10/31/05

Long term debt(1):
Fixed rate	$49,327	$140,949	$748	$800	$100,855	$1,285,583	$1,578,262	$1,510,091
Average interest rate	6.76%	10.48%	6.71%	6.73%	6.01%	6.94%	7.19%

(1) Does not include bonds collateralized by mortgages receivable or the mortgage warehouse line of credit.

In addition, we have reassessed the market risk for our variable rate debt, which is based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Revolving Credit Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. We believe that a one percent increase in this rate would have an approximate $2.3 million increase in interest expense for the twelve months ended October 31, 2006, assuming an average of $231.4 million of variable rate debt outstanding from November 1, 2005 to October 31, 2006.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A
CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2006. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.

37            Hovnanian Enterprises, Inc.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2006.

        Our management's assessment of the effectiveness of internal control over financial reporting as of October 31, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report below.

38            Hovnanian Enterprises, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hovnanian Enterprises, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Hovnanian Enterprises, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Hovnanian Enterprises, Inc. and subsidiaries maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hovnanian Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Hovnanian Enterprises, Inc. and subsidiaries and our report dated January 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
January 15, 2007

39            Hovnanian Enterprises, Inc.

ITEM 9B
OTHER INFORMATION

None.

PART III

ITEM 10
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10, except as set forth below in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with the Company's annual meeting of shareholders to be held on March 7, 2007, which will involve the election of directors.

Executive Officers of the Registrant

        Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

Name	Age	Position	Year Started With Company

Kevork S. Hovnanian	83	Chairman of the Board and Director of the Company	1967
Ara K. Hovnanian	49	Chief Executive Officer, President and Director of the Company	1979
Paul W. Buchanan	56	Senior Vice President — Corporate Controller	1981
Kevin C. Hake	47	Senior Vice President, Finance and Treasurer	2000
Peter S. Reinhart	56	Senior Vice President and General Counsel	1978
J. Larry Sorsby	51	Executive Vice President, Chief Financial Officer and Director of the Company	1988

        Mr. K. Hovnanian founded the predecessor of the Company in 1959 (Hovnanian Brothers, Inc.) and has served as Chairman of the Board of the Company since its incorporation in 1967. Mr. K. Hovnanian was also Chief Executive Officer of the Company from 1967 to July 1997.

        Mr. A. Hovnanian was appointed President in April 1988, after serving as Executive Vice President from March 1983. He has also served as Chief Executive Officer since July 1997. Mr. A. Hovnanian was elected a Director of the Company in December 1981. Mr. A. Hovnanian is the son of Mr. K. Hovnanian.

        Mr. Buchanan has been Senior Vice President—Corporate Controller since May 1990. Mr. Buchanan resigned as a Director of the Company on September 13, 2002, a position in which he served since March 1982, for the purpose of reducing the number of non-independent board members.

        Mr. Hake was appointed Senior Vice President, Finance and Treasurer in October 2004 after serving as Vice President, Finance and Treasurer from July 2000. Mr. Hake was Director, Real Estate Finance at BankBoston Corporation from 1994 to June 2000.

        Mr. Reinhart has been Senior Vice President and General Counsel since April 1985. Mr. Reinhart resigned as a Director of the Company on September 13, 2002, a position in which he served since December 1981, for the purpose of reducing the number of non-independent board members.

        Mr. Sorsby was appointed Executive Vice President and Chief Financial Officer of the Company in October 2000 after serving as Senior Vice President, Treasurer, and Chief Financial Officer from February 1996 and as Vice President-Finance/Treasurer of the Company since March 1991. Mr. Sorsby was elected a Director of the Company in 1997.

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

40            Hovnanian Enterprises, Inc.

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

ITEM 11
EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 7, 2007.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, except as set forth below in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 7, 2007.

        The following table provides information as of October 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Number of Class Stock B Common securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted average exercise price of outstanding Class A Common Stock options, warrants and rights(2)	Weighted average exercise price of outstanding Class B Common Stock options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (in thousands)(1)

	(a)	(a)	(b)	(b)	(c)
Equity compensation plans approved by security holders:	5,639	1,813	$17.41	$41.68	22,479
Equity compensation plans not approved by security holders:	—	—	—	—	—

Total	5,639	1,813	$17.41	$41.68	22,479

(1) Under the Company's equity compensation plans, securities may be issued in either Class A Common Stock or Class B Common Stock.

(2) Does not include 1,235 shares to be issued upon vesting of restricted stock, because they have no exercise price.

(3) Does not include 342 shares to be issued upon vesting of restricted stock, because they have no exercise price.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement, with the exception of the information regarding certain relationships, as described below, to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 7, 2007.

        During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $33.4 million from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer. As of October 31, 2006, we have an option deposit of $4.2 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $19.3 million in accordance with FIN 46 under Consolidated Inventory Not Owned in the Consolidated Balance Sheets. Neither the Company nor the

41            Hovnanian Enterprises, Inc.

Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

        During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer, totaling $26.9 million. As of October 31, 2006, all of this property has been purchased, and there are 60 of an original 726 lots remaining in inventory. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

        During the year ended October 31, 2001, we entered into an agreement to purchase land in Maryland for approximately $3.0 million from a group that consists of relatives of Geaton Decesaris, Jr., formerly a member of our Board of Directors. We had posted a deposit of $100,000 and purchased the property when final approvals were in place. The property was purchased in November 2001 and there are 2 of an original 147 lots remaining in inventory as of October 31, 2006. During the time he was a member of the Board of Directors, Geaton Decesaris, Jr. had no financial interest in the relative's ownership and sale of land to the Company.

        During the years ended October 31, 2006 and 2005, an engineering firm owned by a relative of our Chairman of the Board and Chief Executive Officer provided services to the Company totaling $5.0 million and $5.9 million, respectively. Neither the Company nor Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the services were provided.

        In December 2005, we entered into an agreement to purchase land in New Jersey from an entity that is owned by family relatives of our Chairman of the Board and our Chief Executive Officer at a base price of $25 million. The land will be acquired in four phases over a period of 30 months from the date of acquisition of the first phase. The purchase prices for phases two through four are subject to an increase in the purchase price for the phase of not less than 6% per annum and not more than 8% per annum from the date of the closing of the first phase based on an identified prime rate. As of the end of the fourth quarter of 2006, no land has been acquired. A deposit in the amount of $500,000, however, has been made by the Company. Neither the Company nor the Chairman of the Board or the Chief Executive Officer has a financial interest in the relatives' company from whom the land will be purchased.

        During the second quarter of 2006, an existing lease on a building occupied by one of our companies in the Southeast was amended. The lessor is a company, whom at the time of the transaction, was owned partly by Geaton A. Decesaris, Jr., formerly a member of the Company's Board of Directors. The amendment provided for an increase in the square footage of the lease space, an increased security deposit related to the square footage increase and an increase in the lease term. In total the lease is for 39,637 square feet at $18.86 per square foot per year, with a total security deposit of $34,511.

        Pursuant to the Board of Director requirements, prior to these agreements being finalized, an independent appraisal of each transaction was performed. Upon review of the appraisals by the independent members of the Board of Directors the transactions were approved.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 7, 2007.

PART IV

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.

42            Hovnanian Enterprises, Inc.

Exhibits:

3	(a)	Certificate of Incorporation of the Registrant.(1)
3	(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(5)
3	(c)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(14)
3	(d)	Restated Bylaws of the Registrant.(12)
4	(a)	Specimen Class A Common Stock Certificate.(13)
4	(b)	Specimen Class B Common Stock Certificate.(15)
4	(c)	Indenture dated as of October 2, 2000, relating to 10 1/2% Senior Notes, between the Registrant and First Union National Bank, including form of 10 1/2% Senior Notes due October 1, 2007.(9)
4	(d)	Indenture dated March 26, 2002, relating to 8% Senior Notes, between the Registrant and First Union National Bank, including form of 8% Senior Notes due April 1, 2012.(10)
4	(e)	Indenture dated March 26, 2002, relating to 8.875% Senior Subordinated Notes, between the Registrant and First Union National Bank, including form of 8.875% Senior Subordinated Notes due April 1, 2012.(10)
4	(f)	Indenture dated May 9, 2003, relating to 7 3/4% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 7 3/4% Senior Subordinated Notes due May 15, 2013.(4)
4	(g)	Indenture dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wachovia Bank, National Association, as Trustee.(18)
4	(h)	First Supplemental Indenture, dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee, including Form of 6 1/2% Senior Notes.(2)
4	(i)	Second Supplemental Indenture, dated as of March 18, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee.(19)
4	(j)	Third Supplemental Indenture, dated as of July 15, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee.(19)
4	(k)	Fourth Supplemental Indenture, dated as of April 19, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee.(19)
4	(l)	Fifth Supplemental Indenture, dated as of September 6, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and U.S. Bank, National Association, as Trustee.(19)
4	(m)	Sixth Supplemental Indenture, dated as of February 27, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee (including form of 7 1/2% Senior Notes due May 15, 2016).(20)
4	(n)	Seventh Supplemental Indenture, dated as of June 12, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and U.S. Bank, National Association, as Trustee (including form of 8 5/8% Senior Notes due January 15, 2017).(21)
4	(o)	Indenture dated as of March 18, 2004, relating to 6 3/8% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 3/8% Senior Notes due December 15, 2014.(16)
4	(p)	Indenture dated as of November 30, 2004, relating to 6 1/4% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 1/4% Senior Notes due January 15, 2015.(6)
4	(q)	Indenture dated as of November 30, 2004, relating to 6% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6% Senior Notes January 15, due 2010.(6)
4	(r)	Indenture dated as of August 8, 2005, relating to 6.25% Senior Notes due 2016, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee including form of 6.25% Senior Notes due January 15, 2016.(7)
4	(s)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(11)
10	(a)	Sixth Amended and Restated Credit Agreement dated as of May 31, 2006.(22)
10	(b)	Amended and Restated Guaranty and Suretyship Agreement dated May 31, 2006.(22)
10	(c)	Credit Agreement, dated as of October 11, 2006.(23)

43            Hovnanian Enterprises, Inc.

10	(d)	Agreement for Letter of Credit, dated as of October 11, 2006.(23)
10	(e)	Description of Management Bonus Arrangements.(15)
10	(f)	Description of Savings and Investment Retirement Plan.(1)
10	(g)	1999 Stock Incentive Plan (as amended and restated).(17)
10	(h)	1983 Stock Option Plan (as amended and restated March 8, 2002).(3)
10	(i)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
10	(j)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(15)
10	(k)	Description of Deferred Compensation Plan.(15)
10	(l)	Senior Executive Short-Term Incentive Plan (as amended and restated).(8)
12		Statements re Computation of Ratios.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	(a)	Section 1350 Certification of Chief Executive Officer.
32	(b)	Section 1350 Certification of Chief Financial Officer.

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

(19)
Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.

(20)
Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on February 27, 2006.

(21)
Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on June 15, 2006.

(22)
Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on June 6, 2006.

(23)
Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 12, 2006.

44            Hovnanian Enterprises, Inc.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
By:	/s/ KEVORK S. HOVNANIAN Kevork S. Hovnanian Chairman of the Board January 16, 2007

        Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant on January 16, 2007 and in the capacities indicated.

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

45            Hovnanian Enterprises, Inc.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.

F-1            Hovnanian Enterprises, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hovnanian Enterprises, Inc.'s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 15, 2007 expressed an unqualified opinion thereon.

        As discussed in Note 3 to the consolidated financial statements, effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" using the modified-prospective transition method.

/s/ Ernst & Young LLP

New York, New York
January 15, 2007

F-2            Hovnanian Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS

(In Thousands)	October 31, 2006	October 31, 2005

ASSETS
Homebuilding:
Cash and cash equivalents	$43,635	$201,641

Restricted cash (Note 6)	9,479	17,189

Inventories—at the lower of cost or fair value (Notes 13 and 14):
Sold and unsold homes and lots under development	3,297,766	2,459,431

Land and land options held for future development or sale	362,760	595,806

Consolidated inventory not owned:
Specific performance options	20,340	9,289
Variable interest entities (Note 19)	208,167	242,825
Other options	181,808	129,269

Total consolidated inventory not owned	410,315	381,383

Total inventories	4,070,841	3,436,620

Investments in and advances to unconsolidated joint ventures (Note 20)	212,581	187,205

Receivables, deposits, and notes	94,750	125,388

Property, plant, and equipment—net (Note 5)	110,704	96,891

Prepaid expenses and other assets	175,603	131,845

Goodwill (Note 21)	32,658	32,658

Definite life intangibles (Note 21)	165,053	249,506

Total homebuilding	4,915,304	4,478,943

Financial services:
Cash and cash equivalents	10,688	9,632
Restricted cash	1,585	1,037
Mortgage loans held for sale (Notes 7 and 8)	281,958	211,248
Other assets	10,686	15,375

Total financial services	304,917	237,292

Income taxes receivable—including deferred tax benefits (Note 12)	259,814	9,903

Total assets	$5,480,035	$4,726,138

See notes to consolidated financial statements.

F-3            Hovnanian Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)	October 31, 2006	October 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
Nonrecourse land mortgages	$26,088	$48,673
Accounts payable and other liabilities	582,393	510,529
Customers' deposits (Note 6)	184,943	259,930
Nonrecourse mortgages secured by operating properties (Note 8)	23,684	24,339
Liabilities from inventory not owned	205,067	177,014

Total homebuilding	1,022,175	1,020,485

Financial services:
Accounts payable and other liabilities	12,158	8,461
Mortgage warehouse line of credit (Notes 7 and 8)	270,171	198,856

Total financial services	282,329	207,317

Notes payable:
Revolving and term credit agreements (Note 8)
Senior notes (Note 9)	1,649,778	1,098,739
Senior subordinated notes (Note 9)	400,000	400,000
Accrued interest (Notes 8 and 9)	51,105	26,991

Total notes payable	2,100,883	1,525,730

Total liabilities	3,405,387	2,753,532

Minority interest from inventory not owned (Note 19)	130,221	180,170

Minority interest from consolidated joint ventures	2,264	1,079

Stockholders' equity (Notes 15 and 21):
Preferred stock, $.01 par value—authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000, at October 31, 2006 and October 31, 2005	135,299	135,389
Common stock, Class A, $.01 par value—authorized 200,000,000 shares; issued 58,653,723 shares at October 31, 2006; and 57,976,455 shares at October 31, 2005 (including 11,494,720 shares at October 31, 2006 and 10,995,656 shares at October 31, 2005 held in Treasury)	587	580
Common stock, Class B, $.01 par value (convertible to Class A at time of sale)—authorized 30,000,000 shares; issued 15,343,410 shares at October 31, 2006; and issued 15,370,250 shares at October 31, 2005 (including 691,748 shares at October 31, 2006 and October 31, 2005 held in Treasury)	153	154
Paid in capital—common stock	253,262	236,001
Retained earnings (Note 9)	1,661,810	1,522,952
Deferred compensation (Note 15)		(19,648)
Treasury stock—at cost	(108,948)	(84,071)

Total stockholders' equity	1,942,163	1,791,357

Total liabilities and stockholders' equity	$5,480,035	$4,726,138

See notes to consolidated financial statements.

F-4            Hovnanian Enterprises, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended

(In Thousands Except Per Share Data)	October 31, 2006	October 31, 2005	October 31, 2004

Revenues:
Homebuilding:
Sale of homes	$5,903,387	$5,177,655	$4,082,263
Land sales and other revenues	155,250	98,391	11,339

Total homebuilding	6,058,637	5,276,046	4,093,602
Financial services	89,598	72,371	60,288

Total revenues	6,148,235	5,348,417	4,153,890

Expenses:
Homebuilding:
Cost of sales, excluding interest	4,633,081	3,865,125	3,044,274
Cost of sales interest	108,329	86,819	73,423
Inventory impairment loss and land option write-offs (Note 13)	336,204	5,360	6,990

Total cost of sales	5,077,614	3,957,304	3,124,687
Selling, general and administrative	593,860	441,943	330,583

Total homebuilding expenses	5,671,474	4,399,247	3,455,270
Financial services	58,586	48,347	34,782
Corporate general and administrative	96,781	90,628	63,423
Other interest	3,615	2,902	1,619
Expenses related to extinguishment of debt (Note 9)			9,597
Other operations	45,237	15,663	15,295
Intangible amortization (Note 21)	54,821	46,084	28,923

Total expenses	5,930,514	4,602,871	3,608,909

Income from unconsolidated joint ventures	15,385	35,039	4,791

Income before income taxes	233,106	780,585	549,772

State and federal income taxes:
State (Note 12)	1,366	44,806	21,595
Federal (Note 12)	82,207	263,932	179,496

Total taxes	83,573	308,738	201,091

Net income	149,533	471,847	348,681
Less: preferred stock dividends	10,675	2,758

Net income available to common stockholders	$138,858	$469,089	$348,681

Per share data:
Basic:
Income per common share	$2.21	$7.51	$5.63

Weighted average number of common shares outstanding	62,822	62,490	61,892

Assuming dilution:
Income per common share	$2.14	$7.16	$5.35

Weighted average number of common shares outstanding	64,838	65,549	65,133

See notes to consolidated financial statements.

F-5            Hovnanian Enterprises, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	A Common Stock		B Common Stock		Preferred Stock

(Dollars In Thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount		Paid-In Capital	Retained Earnings	Deferred Comp		Treasury Stock	Total

Balance, October 31, 2003	45,255,680	$560	14,845,268	$155		$		$163,355	$705,182	$		$(49,540)	$819,712
Stock issuances for Company acquisitions	489,236							16,311				2,512	18,823
Stock options, amortization and issuances, net of tax	334,166	4						1,742					1,746
Restricted stock grants, amortization, issuances and forfeitures, net of tax	212,335	2	54,652	1				18,235			(11,784)		6,454
Conversion of Class B to Class A common stock	214,696	2	(214,696)	(2)									—
Treasury stock purchases	(104,456)											(3,022)	(3,022)
Net income									348,681				348,681

Balance, October 31, 2004	46,401,657	568	14,685,224	154				199,643	1,053,863		(11,784)	(50,050)	1,192,394
Issuance of preferred stock					5,600		135,389						135,389
Preferred dividend declared ($492.45 per share)									(2,758)				(2,758)
Stock options, amortization and issuances, net of tax	927,938	9						15,046					15,055
Restricted stock grants, amortization issuances and forfeitures, net of tax	244,482	3						21,312			(7,864)		13,451
Conversion of Class B to Class A common stock	6,722		(6,722)										—
Treasury stock purchases	(600,000)											(34,021)	(34,021)
Net income									471,847				471,847

Balance, October 31, 2005	46,980,799	580	14,678,502	154	5,600		135,389	236,001	1,522,952		(19,648)	(84,071)	1,791,357
Stock issuances for Company acquisitions	175,936	1						4,188				1,750	5,939
Issuance costs							(90)						(90)
Preferred dividend declared ($476.56 per share)									(10,675)				(10,675)
Stock options, amortization and issuances, net of tax	245,596	2						20,342					20,344
Restricted stock amortization, issuances and forfeitures, net of tax	404,832	4						12,379					12,383
Reclass due to SFAS 123R implementation (see Note 2)								(19,648)			19,648		—
Conversion of Class B to Class A common stock	26,840		(26,840)	(1)									(1)
Treasury stock purchases	(675,000)											(26,627)	(26,627)
Net income									149,533				149,533

Balance, October 31, 2006	47,159,003	$587	14,651,662	$153	5,600		$135,299	$253,262	$1,661,810		$—	$(108,948)	$1,942,163

See notes to consolidated financial statements.

F-6            Hovnanian Enterprises, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

(In Thousands)	October 31, 2006	October 31, 2005	October 31, 2004

Cash flows from operating activities:
Net Income	$149,533	$471,847	$348,681
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	14,884	9,075	6,189
Intangible amortization	54,821	46,084	28,923
Compensation from stock options and awards	23,428	12,690	7,755
Amortization of bond discounts	1,039	715	571
Excess tax benefits from share-based payments	(7,951)
(Gain) loss on sale and retirement of property and assets	428	(3,681)	(621)
Income from unconsolidated joint ventures	(15,385)	(35,039)	(4,791)
Distributions from unconsolidated joint ventures	15,038	28,868	4,457
Expenses related to extinguishment of debt			9,597
Deferred income taxes	(151,072)	(20,823)	(21,495)
Impairment and land option deposit write-offs	336,204	5,360	6,990
Decrease (increase) in assets:
Mortgage notes receivable	(70,638)	(1,790)	15,049
Restricted cash, receivables, prepaids and other assets	58,527	(102,005)	(44,576)
Inventories	(920,346)	(645,280)	(709,577)
Increase (decrease) in liabilities:
State and Federal income taxes	(90,888)	(22,556)	71,673
Customers' deposits	(73,503)	168,682	15,285
Interest and other accrued liabilities	20,724	13,949	35,919
Accounts payable	4,447	50,065	40,289

Net cash used in operating activities	(650,710)	(23,839)	(189,682)

Cash flows from investing activities:
Net proceeds from sale of property and assets	384	8,495	1,881
Purchase of property, equipment, and other fixed assets and acquisitions	(51,506)	(317,777)	(104,796)
Investment in and advances to unconsolidated joint ventures	(29,113)	(141,448)	(31,909)
Distributions from unconsolidated joint ventures	5,691	1,320	14,383

Net cash used in investing activities	(74,544)	(449,410)	(120,441)

Cash flows from financing activities:
Proceeds from mortgages and notes	69,386	128,291	77,838
Net proceeds (payments) relating to revolving credit agreement		(115,000)	115,000
Net proceeds relating to mortgage warehouse line of credit	71,315	10,440	21,706
Proceeds from senior debt	550,000	495,287	365,000
Proceeds from senior subordinated debt		100,000
Payments of issuance costs	(90)
Proceeds from preferred stock		135,389
Principal payments on mortgages and notes	(94,303)	(94,359)	(169,233)
Principal payments on subordinated debt			(156,844)
Excess tax benefits from share-based payment	7,951
Preferred dividends paid	(10,675)	(2,758)
Purchase of treasury stock	(26,627)	(34,021)	(3,022)
Proceeds from sale of stock and employee stock plan	1,347	294	445

Net cash provided by financing activities	568,304	623,563	250,890

Net (decrease) increase in cash	(156,950)	150,314	(59,233)
Cash and cash equivalents balance, beginning of year	211,273	60,959	120,192

Cash and cash equivalents balance, end of year	$54,323	$211,273	$60,959

Supplemental disclosures of cash flows:
Cash paid during the period for:
Interest, net of capitalized interest	$89,128	$89,851	$78,209

Income taxes	$298,005	$352,518	$150,016

Supplemental disclosures of noncash operating activities:
Consolidated inventory not owned:
Specific performance options	$19,310	$8,656	$11,440
Variable interest entities	190,940	231,817	183,654
Other options	180,243	135,410	29,309

Total inventory not owned	$390,493	$375,883	$224,403

        Supplemental disclosure of noncash investing activities:

        In 2006, the Company acquired substantially all of the assets of two mechanical contracting businesses by issuing 175,936 Class A common shares with a fair value of $5.9 million on the date of the transaction.

See notes to consolidated financial statements.

F-7            Hovnanian Enterprises, Inc.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2006, 2005, and 2004

1.  Basis of Presentation

Basis of Presentation—The accompanying Consolidated Financial Statements include our accounts and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

2.  Business

Our operations consist of homebuilding, financial services, and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Homebuilding operations comprise the substantial part of our business, with approximately 96% of consolidated revenues in the year ended October 31, 2006, 97% of consolidated revenues in the year ended October 31, 2005, and 98% of consolidated revenue in 2004 contributed by the homebuilding operations. We are a Delaware corporation, currently building and selling homes in 427 consolidated new home communities in New Jersey, Pennsylvania, New York, Ohio, Virginia, West Virginia, Delaware, Washington, D.C., Kentucky, Illinois, Minnesota, Michigan, Maryland, Georgia, North Carolina, South Carolina, Florida, Texas, Arizona, and California. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations' customers. We do not retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality and safety.

        See Note 10 "Operating and Reporting Segments" for further disclosure of our reportable segments.

3.  Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements.

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

Income Recognition from Home and Land Sales—We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"), revenue is recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. In situations where the buyer's financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS 66, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

Income Recognition from High-Rise/Mid-Rise Buildings—We are developing several high-rise/mid-rise buildings that will take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS 66. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient deposit that the buyer cannot require be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria, therefore the revenues from delivering homes in high-rise/mid-rise buildings are recognized when title is conveyed to the buyer, adequate cash payment has been

F-8            Hovnanian Enterprises, Inc.

received and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans—Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs—Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal control passes to the buyer and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are deferred and recorded as either (a) an adjustment to the related mortgage loans upon the closing of a loan or (b) recognized as a deferred asset or deferred revenue while the loan is in process. These fees and costs include loan origination fees, loan discount, and salaries and wages. Such deferred fees and costs relating to the closed loans are recognized over the life of the loans as an adjustment of yield or taken into operations upon sale of the loan to an investor.

Cash and Cash Equivalents—Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we mitigate this risk by depositing our cash in major financial institutions.

Fair Value of Financial Instruments—The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash equivalents, receivables, customer deposits and notes, accounts payable and other liabilities, mortgages and notes receivable, mortgages and notes payable, our revolving credit agreement, and the senior and senior subordinated notes payable. The fair value of both the Senior Notes and Senior Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the Senior Notes and Senior Subordinated Notes is estimated at $1,602.6 million and $387.8 million, respectively, as of October 31, 2006. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Inventories—Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less direct costs to sell. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is the difference between the book value of the individual community, and the discounted future cash flows generated from expected revenue of the individual community less the associated cost to complete, and direct costs to sell.

Insurance Deductible Reserves—For homes delivered in fiscal 2006, our deductible is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker's compensation insurance deductible is $1 million per occurrence in fiscal 2006. Reserves have been established for construction defect and worker's compensation claims based upon actuarial analysis of estimated losses for fiscal 2006 and fiscal 2005. We engage a third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees. No significant premise liability claims have arisen.

Interest—In accordance with SFAS 34 "Capitalization of Interest Cost", interest incurred is first capitalized to properties under development during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Interest in excess of interest capitalized or interest incurred on borrowings directly related to properties not under development is expensed immediately in "Other Interest".

F-9            Hovnanian Enterprises, Inc.

        Interest costs incurred, expensed and capitalized were:

	Year Ended

(Dollars in Thousands)	October 31, 2006	October 31, 2005	October 31, 2004

Interest capitalized at beginning of year (1)	$48,366	$37,465	$24,833
Plus interest incurred (2)	166,427	102,930	87,674
Less cost of sales interest expensed (3)	108,329	86,819	73,423
Less other interest expensed	3,615	2,902	1,619

Interest capitalized at end of year	$102,849	$50,674	$37,465

(1)  Beginning balance for 2006 does not include interest incurred of $2.3 million which is capitalized in property, plant, and equipment.

(2)  Data does not include interest incurred by our mortgage and finance subsidiaries.

(3)  Represents interest on borrowings for construction, land and development costs which are charged to interest expense when homes are delivered.

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

Intangible Assets—The intangible assets recorded on our balance sheet are goodwill, tradenames, architectural designs, distribution processes, and contractual agreements with both definite and indefinite lives resulting from our acquisitions. We no longer amortize goodwill but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2006 and 2005. We determined that no impairment of goodwill existed at October 31, 2006 and 2005. However, based on the current market conditions in fiscal 2006, we determined that the intangible assets associated with our Cleveland operations in the Midwest were impaired, and wrote-down the assets by $4.2 million at October 31, 2006. This charge is included in Intangible amortization on the Consolidated Statements of Income. We are amortizing the definite life intangibles over their expected useful life, ranging from three to eight years. The weighted average amortization period remaining for definite life intangibles was 3.0 years as of October 31, 2006.

        As of October 31, 2006, the gross amount of definite life intangibles and related accumulated amortization was $303.2 million and $138.2 million, respectively. The expected amortization expense for these definite life intangibles in future years follow:

Year Ending October 31,	(In Thousands)

2007	$42,166
2008	35,064
2009	30,519
2010	24,136
2011	12,573
After 2011	20,595

$165,053

Finance Subsidiary Net Worth—In accordance with Statement of Position 01-6 ("SOP 01-6") of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, we are required to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which our mortgage subsidiary conducts business. At October 31, 2006 and 2005, our mortgage subsidiary's net worth was $22.7 million and $29.6 million, respectively, which exceeded all our regulatory agencies net worth requirements.

Deferred Bond Issuance Costs—Costs associated with the issuance of our Senior and Senior Subordinated Notes are capitalized and amortized over the associated term of each note issuance.

Debt Issued At a Discount—Debt issued at a discount to the face amount is accreted up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Income.

Post Development Completion Costs—In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work and is recorded in Accounts payable and other liabilities in the accompanying Consolidated Balance Sheets.

Warranty Costs—Based upon historical experience, we accrue warranty costs as part of cost of sales for repair costs over $1,000 to homes, community amenities and

F-10            Hovnanian Enterprises, Inc.

land development infrastructure. Repair costs under $1,000 per occurrence are expensed as incurred. In addition, we accrue for warranty costs under our general liability insurance deductible as part of Selling, general and administrative costs. As previously stated, the deductible for our general liability insurance for homes delivered in fiscal 2006 was $20 million per occurrence with an aggregate $20 million for premise liability claims, and an aggregate $21.5 million for construction defect claims. See Note 16 for further detail on warranty costs.

Advertising Costs—Advertising costs are treated as period costs and expensed as incurred. During the years ended October 31, 2006, 2005, and 2004, advertising costs expensed amounted to $107.9 million, $57.5 million, and $40.5 million, respectively.

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

        In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2006, approximately 3.2 million shares have been purchased under this program, of which 0.7 million and 0.6 million were repurchased during the twelve months ended October 31, 2006 and 2005, respectively.

Preferred Stock—On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol "HOVNP". The net proceeds from the offering of $135 million, reflected in Preferred stock in the Consolidated Balance Sheets were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. In fiscal 2006, we paid $10.7 million as dividends on the Series A Preferred Stock.

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

Stock Options—Effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payments", which revises SFAS 123, "Accounting for Stock-Based Compensation". Prior to fiscal year 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to nonvested stock awards, as well as the amortization of certain acquisition-related deferred compensation.

        SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, applying the "modified prospective method" for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for October 31, 2006: risk-free interest rate of 5.05%; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.47; and a weighted average expected life of the option of 7.5 years. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation (estimated at 2% for fiscal 2006 and fiscal 2005, respectively,) and requires the Company to reflect the benefits of tax deductions in excess of

F-11            Hovnanian Enterprises, Inc.

recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption.

        Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period. Unearned compensation was included in deferred compensation in stockholders' equity beginning in the first quarter of fiscal 2004. Upon adoption of SFAS 123R, deferred compensation is no longer recorded for non vested stock awards, therefore deferred compensation was reclassified to paid in capital.

        For the three months and year ended October 31, 2006, the Company's total stock-based compensation expense was $2.4 million ($1.5 million net of tax) and $23.4 million ($15.0 million net of tax), respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $3.4 million ($2.1 million net of tax) and $13.8 million ($8.8 million net of tax) for the three months and year ended October 31, 2006, respectively.

        The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the years ended October 31, 2005 and October 31, 2004 as if the Company's stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS 123R:

	Year Ended

	October 31, 2005	October 31, 2004

Net income available to common stockholders	$469,089	$348,681
Deduct: total stock-based employee compensation expense determined using Black-Scholes fair value based method for all awards	6,267	4,477

Pro forma net income available to common stockholders	$462,822	$344,204

Pro forma basic earnings per share	$7.41	$5.56

Basic earnings per share as reported	$7.51	$5.63

Pro forma diluted earnings per share	$7.06	$5.28

Diluted earnings per share as reported	$7.16	$5.35

Pro forma information regarding net income available to common stockholders and earnings per share is calculated as if we had accounted for our stock-based compensation under the fair value method of SFAS 123R. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for October 31, 2005 and 2004: risk-free interest rate of 4.2% and 4.0%, respectively, dividend yield of zero; volatility factor of the expected market price of our common stock of 0.46 and 0.44, respectively; and a weighted average expected life of the option of 7.1 and 5.8 years, respectively.

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

Per Share Calculations—Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock shares and non-vested common stock of approximately 2.0 million, 3.1 million, and 3.2 million for the years ended October 31, 2006, 2005, and 2004, respectively.

Computer Software Development—In accordance with Statements of Position 98-1, we capitalize certain costs incurred in connection with developing or obtaining software for internal use. Once the software is substantially complete and ready for its intended use, the capitalized costs are amortized over the systems estimated useful life.

Recent Accounting Pronouncements—In December 2004, the FASB issued Staff Position 109-1 ("FSP 109-1"), Application of FASB Statement No. 109 ("FASB No. 109"), "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of "qualified production activities income" or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The new deduction was effective for our fiscal year ending October 31, 2006, and resulted in reducing our effective tax rate by 222 basis points.

        In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This statement, which replaces APB Opinion No. 20, "Accounting Changes" and

F-12            Hovnanian Enterprises, Inc.

SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will not have a material impact on our consolidated financial position, results of operations or cash flows.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS No. 156 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are currently evaluating the impact, if any, that SFAS 157 may have on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders' equity. The recognition of funded status provision of SFAS 158 applies prospectively and is effective for fiscal years ending after December 15, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the fiscal year end effective for fiscal years ending after December 15, 2008. We do not expect SFAS 158 to have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the Securities and Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently evaluating the impact of the adoption of SAB No. 108; however, it is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        In June 2005, the Emerging Issues Task Force ("EITF") released Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 did not have a material impact on our results of operations or financial position.

        On November 29, 2006, the FASB ratified EITF Issue No. 06-8, "Applicability of the Assessment of a Buyer's Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums." EITF 06-8 states that the adequacy of the buyer's continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We do not

F-13            Hovnanian Enterprises, Inc.

expect EITF No. 06-8 to have a material impact on our consolidated financial condition and results of operations or cash flows.

        In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for our first quarter ending January 31, 2008. We are in the process of assessing the impact, if any, this will have on our financial statements.

Reclassifications—Certain amounts in the 2005 and 2004 Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.

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

Years Ending October 31,	(In Thousands)

2007	$20,096
2008	17,617
2009	15,136
2010	10,059
2011	7,239
After 2011	12,653

$82,800

5.  Property

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day to day business and are recorded at cost less accumulated depreciation. Homebuilding accumulated depreciation related to these assets at October 31, 2006 and October 31, 2005 amounted to $43.7 million and $30.5 million, respectively.

6.  Deposits

We hold escrow cash reflected in Restricted cash on the Consolidated Balance Sheets, amounting to $11.1 million and $18.2 million at October 31, 2006 and October 31, 2005, respectively, which primarily represents customers' deposits which are restricted from use by us.

        Total customer deposits are shown as a liability on the Consolidated Balance Sheets. These liabilities are significantly more than the applicable years' escrow cash balances because in some states the deposits are not restricted from use and in other states we are able to release the majority of this escrow cash by pledging letters of credit and surety bonds. Escrow cash accounts are substantially invested in short-term certificates of deposit, time deposits, or money market accounts.

7.  Mortgage Loans Held for Sale

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third party investor are matched with forward sales of mortgage-backed securities designed as fair value hedges. Hedged loans are committed to third party investors shortly after origination. Loans held for sale are carried at cost adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. Loans held for sale, not subject to an effective accounting hedge are carried at the lower of cost or fair value. Any gain or loss on the sale of the loans is recognized at the time of sale. We currently use forward sales of mortgage-backed securities, interst rate commitments from borrowers and mandatory and or best efforts forward commitments to sell loans to investors to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be paid to the counter-party or investor in connection with the execution of the commitments, are generally executed simultaneously.

        At October 31, 2006 and 2005, respectively, $282.0 million and $211.2 million of such mortgages were pledged against our mortgage warehouse line (see Note 8). We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses.

8.  Mortgages and Notes Payable

The construction loans for our new Corporate Headquarters totaling $23.7 million are secured by the real property and any improvements. These loans have installment obligations with annual principal maturities in the following years

F-14            Hovnanian Enterprises, Inc.

ending October 31, of approximately $0.7 million in 2007 and 2008, $0.8 million in 2009, $0.9 million in 2010 and 2011, and $19.7 million after 2011. The interest rate on these obligations are 5.67% and 8.82% at October 31, 2006.

        Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of lenders provides a revolving credit line and letter of credit line of $1.5 billion through May 2011. The facility contains an accordion feature under which the aggregate commitment can be increased to $2.0 billion subject to the availability of additional commitments. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. As of October 31, 2006 and October 31, 2005, the outstanding balance under the Agreement was zero, excluding letters of credit of $329.8 million and $330.8 million, respectively.

        On October 11, 2006, (a) we, K. Hovnanian Enterprises, Inc. ("K. Hovnanian") and certain of our subsidiaries as guarantors entered into a Credit Agreement (the "Credit Agreement") with Citicorp USA, Inc., as administrative agent and issuing bank, the lenders from time to time party thereto, and The Bank of New York, as paying agent, and (b) K. Hovnanian entered into an Agreement for Letter of Credit (the "LC Agreement") with Citibank, N.A ("Citibank"). Under the Credit Agreement, K. Hovnanian has the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit (the "Security Letter of Credit") up to an aggregate availability of $125 million. On November 14, 2006, per the accordion feature provided for in the Credit Agreement, the aggregate commitments under the Credit Agreement were increased to $250 million. The Security Letter of Credit will serve as security for any letters of credit that may be issued under the LC Agreement. Under the LC Agreement, K. Hovnanian may request Citibank to issue letters of credit up to the aggregate maximum amount of the Security Letter of Credit. Loans under the Credit Agreement will bear interest at various rates based on (1) an alternate base rate determined by reference to the higher of (a) Citibank's base rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one day, one or two week, or one, two, three or six month interest period as selected by K. Hovnanian.

        The Credit Agreement has covenants that restrict Hovnanian and certain of its subsidiaries', including K. Hovnanian's, ability to grant liens and enter into consolidations, mergers and transfers of all or substantially all of their respective assets. The Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. Borrowings under the Credit Agreement may be used for general corporate purposes. As of October 31, 2006, the outstanding balance under the Agreement was zero, excluding letters of credit of $123.6 million.

        Average interest rates and average balances outstanding under the Agreement are as follows:

	Year Ended

(Dollars in Thousands)	October 31, 2006	October 31, 2005	October 31, 2004

Average monthly outstanding borrowings	$231,381	$96,796	$114,846
Average interest rate during period	7.8%	5.8%	4.3%
Average interest rate at end of period (1)	8.3%	5.5%	3.6%
Maximum outstanding at any month end	$405,900	$143,500	$335,650

(1)  Average interest rate at the end of the period excludes any charges on unused loan balances.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $250 million through May 18, 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. On November 10, 2006, we further amended our secured mortgage warehouse agreement. Pursuant to the amended agreement, we may borrow up to $200 million through November 9, 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%. We also have a commercial paper facility which was amended on September 29, 2006. Pursuant to the amended agreement, the commercial paper facility amount increased from $100 million to $150 million. The facility expires on April 20, 2007 and interest is payable monthly at the LIBOR Rate plus 0.40%. As of October 31, 2006 and October 31, 2005, borrowings under both agreements were $270.2 million and $198.9 million, respectively.

F-15            Hovnanian Enterprises, Inc.

9.  Senior and Senior Subordinated Notes

Senior Notes and Senior Subordinated Notes balances as of October 31, 2006 and 2005 were as follows:

	Year Ended

(In Thousands)	October 31, 2006	October 31, 2005

Senior Notes:
10 1/2% Senior Notes due October 1, 2007 (net of discount)	$139,619	$138,992
8% Senior Notes due April 1, 2012 (net of discount)	99,455	99,379
6 1/2% Senior Notes due January 15, 2014	215,000	215,000
6 3/8% Senior Notes due December 15, 2014	150,000	150,000
6 1/4% Senior Notes due January 15, 2015	200,000	200,000
6 1/4% Senior Notes due January 15, 2016 (net of discount)	295,704	295,368
7 1/2% Senior Notes due May 15, 2016	300,000
8 5/8% Senior Notes due January 15, 2017	250,000

Total Senior Notes	$1,649,778	$1,098,739

Senior Subordinated Notes:
8 7/8% Senior Subordinated Notes due April 1, 2012	$150,000	$150,000
7 3/4% Senior Subordinated Notes due May 15, 2013	150,000	150,000
6% Senior Subordinated Notes due January 15, 2010	100,000	100,000

Total Senior Subordinated Notes	$400,000	$400,000

        On May 4, 1999, we issued $150 million principal amount of 9 1/8% Senior Notes due May 1, 2009. Interest was payable semi-annually. The notes were redeemed on May 3, 2004 as discussed further below.

        On October 2, 2000, we issued $150 million principal amount of 10 1/2% Senior Notes due October 1, 2007. During the year ended October 31, 2003, we paid down $9.8 million of these notes. We recorded $1.6 million of expenses associated with the early extinguishment of the debt at that time. The 10 1/2% Senior Notes were issued at a discount to yield 11% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. Interest is payable semi-annually. The notes are redeemable in whole or in part, at any time, at our option at 100% of their principal amount upon payment of a make-whole price.

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

F-16            Hovnanian Enterprises, Inc.

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

        The indentures relating to the Senior and Senior Subordinated Notes and the Revolving Credit Agreement contain a Company guarantee (see Note 23) and restrictions on the payment of cash dividends. Under the most restrictive of these provisions, at October 31, 2006, $558.2 million of retained earnings were free of such restrictions.

        At October 31, 2006, we had total issued and outstanding $2,055.3 million ($2,049.8 million, net of discount) Senior and Senior Subordinated Notes. These notes have annual principal maturities in the following years ending October 31, of $140.3 million in 2007, $100.0 million in 2010, and $1,815.0 million after 2011.

10.  Operating and Reporting segments

SFAS 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. Under the definition, we have more than 70 homebuilding operating segments, and therefore, in accordance with paragraph 24 of SFAS 131, it is impractical to provide segment disclosures for this many segments. As such, we have aggregated the homebuilding operating segments into six reportable segments.

        The Company's operating segments are aggregated into reportable segments in accordance with SFAS 131, based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics and similar methods used to construct and sell homes. The Company's reportable segments consist of:

Homebuilding:
        Northeast (New Jersey, New York, Pennsylvania)
        Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington, D.C.)
        Midwest (Illinois, Kentucky, Michigan, Minnesota, Ohio)
        Southeast (Florida, Georgia, North Carolina, South Carolina)
        Southwest (Arizona, Texas)
        West (California)
Financial Services

Operations of the Company's Homebuilding segments primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes in planned residential developments. Operations of the Company's Financial Services segment includes mortgage banking and title services to the homebuilding operations' customers. We do not retain or service mortgages that we originate but rather sell the mortgages and related servicing right to investors.

        Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes ("Income before income taxes"). Income before income taxes for the Homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings from unconsolidated joint ventures and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Income before income taxes for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

        Each reportable segment follows the same accounting policies described in Note 3—"Summary of Significant Accounting Policies" to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

F-17            Hovnanian Enterprises, Inc.

        Financial information relating to the Company's operations was as follows:

	Year Ended October 31,

(In Thousands)	2006	2005	2004

Revenues:
Northeast	$1,017,984	$1,047,777	$927,621
Mid-Atlantic	1,034,473	910,421	637,996
Midwest	171,940	87,001	105,199
Southeast	1,261,339	746,326	429,236
Southwest	929,854	742,804	684,266
West	1,641,069	1,730,373	1,307,849

Total homebuilidng	6,056,659	5,264,702	4,092,167

Financial services	89,598	72,371	60,288
Corporate and unallocated	1,978	11,344	1,435

Total revenues	$6,148,235	$5,348,417	$4,153,890

Income before income taxes:
Northeast	$80,097	$233,811	$158,649
Mid-Atlantic	155,930	177,864	123,198
Midwest	(60,095)	(14,814)	5,424
Southeast	(1,522)	47,913	15,625
Southwest	75,683	56,416	44,935
West	49,119	329,009	242,733

Total homebuilding	299,212	830,199	590,564

Financial services	31,012	24,025	25,506
Corporate and unallocated	(97,118)	(73,639)	(66,298)

Income before income taxes	$233,106	$780,585	$549,772

	October 31,

(In Thousands)	2006	2005

Assets
Northeast	$1,164,801	$1,058,155
Mid-Atlantic	726,777	621,836
Midwest	177,362	156,464
Southeast	647,374	688,880
Southwest	596,391	377,866
West	1,399,412	1,143,747

Total homebuilding	4,712,117	4,046,948

Financial services	304,917	237,292
Corporate and unallocated	463,001	441,898

Total assets	$5,480,035	$4,726,138

	October 31,

(In Thousands)	2006	2005

Investments in and advances to unconsolidated joint ventures:
Northeast	$38,546	$31,916
Mid-Atlantic	30,194	19,569
Midwest	25,977	25,140
Southeast	36,366	28,428
Southwest	13,025	12,042
West	68,473	70,110

Total investments in and advances to unconsolidated joint ventures	$212,581	$187,205

        The following table sets forth additional financial information relating to the Company's reportable operating segments:

	Year Ended October 31,

(In Thousands)	2006	2005	2004

Homebuilding interest expense:
Northeast	$23,769	$20,196	$23,180
Mid-Atlantic	17,118	12,918	11,497
Midwest	3,023	1,465	1,745
Southeast	8,857	7,802	7,052
Southwest	15,238	11,210	10,051
West	37,633	28,331	19,332

Total homebuilding	105,638	81,922	72,857

Corporate and unallocated	6,306	7,799	2,185
Financial services interest income, net of expense	(48)	(1,575)	(2,313)

Total interest expense, net	$111,896	$88,146	$72,729

	Year Ended October 31,

(In Thousands)	2006	2005	2004

Depreciation and intangible amortization:
Northeast	$1,805	$1,171	$1,019
Mid-Atlantic	1,710	1,153	440
Midwest	13,617	7,662	6,799
Southeast	25,214	12,680	5,290
Southwest	8,585	7,459	7,189
West	11,024	20,666	11,358

Total homebuildng	61,955	50,791	32,095

Financial services	350	360	347
Corporate and unallocated	7,400	4,008	2,670

Total depreciation and amortization	$69,705	$55,159	$35,112

	Year Ended October 31,

(In Thousands)	2006	2005	2004

Net additions to operating properties and equipment:
Northeast	$1,693	$1,455	$4,716
Mid-Atlantic	3,007	849	1,500
Midwest	3,486	6,727	1,274
Southeast	413	1,489	186
Southwest	499	1,276	704
West	1,656	3,912	921

Total homebuilding	10,754	15,708	9,301

Financial services	320	396	320
Corporate and unallocated	15,808	43,724	14,966

Total net additions to operating properties and equipment	$26,882	$59,828	$24,587

F-18            Hovnanian Enterprises, Inc.

	Year Ended October 31,

(In Thousands)	2006	2005	2004

Equity in earnings from unconsolidated joint ventures:
Northeast	$16,081	$29,882	$4,166
Mid-Atlantic	(876)	(604)
Midwest	4,815	3,596
Southeast	(3,249)	1,226	117
Southwest	(192)	(98)	508
West	(1,194)	1,037

Total equity in earnings from unconsolidated joint ventures	$15,385	$35,039	$4,791

11.  Retirement Plan

In December 1982, we established a defined contribution savings and investment retirement plan (a 401K plan). Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions and the Company's operating results. Plan costs charged to operations amount to $14.2 million, $11.3 million, and $9.2 million for the years ended October 31, 2006, 2005, and 2004, respectively. The year over year increases are the result of an increased number of participants from Company growth and increased profit sharing contributions in 2005 compared to 2004 due to better operating results of the Company. No profit sharing contributions were made for fiscal 2006.

12.  Income Taxes

Income Taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended

(In Thousands)	October 31, 2006	October 31, 2005

State income taxes:
Current	$3,318	$25,291
Deferred	(34,673)	(10,600)
Federal income taxes:
Current	(49,118)	38,347
Deferred	(179,341)	(62,941)

Total	$(259,814)	$(9,903)

        The provision for income taxes is composed of the following charges (benefits):

	Year Ended

(In Thousands)	October 31, 2006	October 31, 2005	October 31, 2004

Current income tax expense:
Federal	$190,132	$284,754	$200,857
State (1)	24,030	44,329	23,625

	214,162	329,083	224,482

Deferred income tax (benefit) expense:
Federal	(107,925)	(20,822)	(21,361)
State	(22,664)	477	(2,030)

	(130,589)	(20,345)	(23,391)

Total	$83,573	$308,738	$201,091

(1)  The current state income tax expense is net of the use of state loss carryforwards amounting to $46.3 million, $64.8 million, and $32.0 million for the years ended October 31, 2006, 2005, and 2004, respectively.

        The deferred tax liabilities or assets have been recognized in the Consolidated Balance Sheets due to temporary differences as follows:

	Year Ended

(In Thousands)	October 31, 2006	October 31, 2005

Deferred tax assets:
Association subsidy reserves		$898
Inventory impairment loss	$67,957	592
Uniform capitalization of overhead	33,124	21,584
Warranty, general liability and worker's compensation reserves	16,252	8,406
Deferred income	16,217	6,422
Acquisition intangibles	38,656	27,919
Restricted stock bonus	9,270	8,737
Stock options	5,529
Provision for losses	28,827	29,823
Previously taxed lot sales	8,078
State net operating loss carryforwards	27,701	23,154
Other	11,117	11,041

Total	262,728	138,576
Valuation allowance	(27,701)	(23,154)

Total deferred tax assets	235,027	115,422

Deferred tax liabilities:
Association subsidiary reserves	121
Research and experimentation costs		22,004
Rebates and discounts	11,285	11,496
Accelerated depreciation	5,047	3,823
Acquisition intangibles	3,707	3,640
Other	853	918

Total deferred tax liabilities	21,013	41,881

Net deferred tax assets	$214,014	$73,541

F-19            Hovnanian Enterprises, Inc.

        The effective tax rates varied from the statutory federal income tax rate. The sources of these differences were as follows:

	Year Ended

	October 31, 2006	October 31, 2005	October 31, 2004

Computed "expected" tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	0.9	3.9	2.4
Permanent differences	(0.3)	0.2	(0.4)
Low income housing tax credit		(0.1)	(0.2)
Other	0.3	0.6	(0.2)

Effective tax rate	35.9%	39.6%	36.6%

        The American Jobs Creation Act of 2004 provided a 3% tax deduction on qualified domestic production activities income. This deduction will be phased in over 6 years. When fully phased in, the deduction will be 9% of the lesser of qualified production activities income or taxable income. This deduction was accounted for as a permanent difference and reduced fiscal year 2006 current federal income tax expense.

        We have state net operating loss carryforwards of $340.8 million due to expire between the years October 31, 2007 and October 31, 2026.

        We are currently under audit by the Internal Revenue Service for the years ending October 31, 2002, 2003, and 2004.

13.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. During the year ended October 31, 2006, six communities with a carrying amount of $57.5 million were written down by $17.4 million in the Northeast, two communities with a carrying amount of $8.0 million were written down by $1.3 million in the Mid-Atlantic, six communities with a carrying amount of $185.4 million were written down by $92.2 million in the Southeast, one community with a carrying amount of $1.3 million was written down by less than $0.1 million in the Southwest, six communities with a carrying amount of $183.2 million were written down by $50.8 million in the West, and seven communities with a carrying amount of $53.1 million were written down by $15.4 million in the Midwest. The write-downs were incurred because of recent changes in the value of land in many of our markets and a change in the marketing strategy to liquidate a particular property or lower sales prices. As conditions continued to deteriorate throughout the year, we identified a larger number of impairments in the fourth quarter of 2006.

        The total aggregate impairment losses, which are presented in the Consolidated Statements of Income and deducted from inventory were $177.1 million, less than $0.1 million, and $1.6 million for the years ended October 31, 2006, 2005, and 2004, respectively.

        The Consolidated Statements of Income line entitled "Homebuilding – Inventory impairment loss" also includes write-offs of options, and approval, engineering, and capitalized interest costs that we record when we redesign communities, abandon certain engineering costs, and we do not exercise options in various locations because the communities pro forma profitability does not produce adequate returns on investment commensurate with the risk. During the year ended October 31, 2006, we walked away from such costs in the amount of $57.9 in the Northeast, $21.8 million in the Mid-Atlantic, $13.9 million in the Southeast, $0.6 million in the Southwest, $50.6 million in the West, and $14.3 million in the Midwest.

        The total aggregate write-offs were $159.1 million, $5.3 million, and $5.4 million for the years ended October 31, 2006, 2005 and 2004, respectively.

14.  Transactions with Related Parties

During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $33.4 million from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer. As of October 31, 2006, we have an option deposit of $4.2 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $19.3 million in accordance with FIN 46 under "Consolidated inventory not owned" in the Consolidated Balance Sheets (see Note 17). Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

        During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer, totaling $26.9 million. As of October 31, 2006, all of this property has been purchased, and there are 60 of an original 726 lots remaining in inventory. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

        During the year ended October 31, 2001, we entered into an agreement to purchase land in Maryland for approximately $3.0 million from a group that consists of relatives of Geaton Decesaris, Jr., formerly a member of our

F-20            Hovnanian Enterprises, Inc.

Board of Directors. We had posted a deposit of $100,000 and purchased the property when final approvals were in place. The property was purchased in November 2001 and there are 2 of an original 147 lots remaining in inventory as of October 31, 2006. During the time he was a member of the Board of Directors, Geaton Decesaris, Jr. had no financial interest in the relative's ownership and sale of land to the Company.

        During the years ended October 31, 2006 and 2005, an engineering firm owned by a relative of our Chairman of the Board and Chief Executive Officer provided services to the Company totaling $5.0 million and $5.9 million, respectively. Neither the Company nor Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the services were provided.

        In December 2005, we entered into an agreement to purchase land in New Jersey from an entity that is owned by family relatives of our Chairman of the Board and our Chief Executive Officer at a base price of $25 million. The land will be acquired in four phases over a period of 30 months from the date of acquisition of the first phase. The purchase prices for phases two through four are subject to an increase in the purchase price for the phase of not less than 6% per annum and not more than 8% per annum from the date of the closing of the first phase based on an identified prime rate. As of the end of the fourth quarter of 2006, no land has been acquired. A deposit in the amount of $500,000, however, has been made by the Company. Neither the Company nor the Chairman of the Board or the Chief Executive Officer has a financial interest in the relatives' company from whom the land will be purchased.

        During the second quarter of 2006, an existing lease on a building occupied by one of our companies in the Southeast was amended. The lessor is a company, whom at the time of the transaction, was owned partly by Geaton Decesaris, Jr., formerly a member of the Company's Board of Directors. The amendment provided for an increase in the square footage of the lease space, an increased security deposit related to the square footage increase and an increase in the lease term. In total the lease is for 39,637 square feet at $18.86 per square foot per year, with a total security deposit of $34,511.

15.  Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Certain Southeast Region associates were granted and held options to purchase the stock from the acquired company prior to the January 23, 2001 acquisition. These options vest in three installments: 25% on the first and second anniversary, and 50% on the third anniversary of the date of the grant. In connection with the acquisition, the options were exchanged for options to purchase the Company's Class A Common Stock. All options expire ten years after the date of the grant. During the year ended October 31, 2006, each of the five outside directors of the Company was granted options to purchase between 5,000 and 11,000 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key employees, except the outside directors' options vest evenly over three years. Stock option transactions are summarized as follows:

	October 31, 2006	Weighted Average Exercise Price	October 31, 2005	Weighted Average Exercise Price	October 31, 2004	Weighted Average Exercise Price

Options outstanding at beginning of period	5,478,854	$21.06	5,774,541	$14.32	4,913,582	$7.33
Granted	927,875	$32.29	759,251	$48.82	1,215,625	$39.73
Exercised	242,146	$9.03	927,938	$3.20	334,166	$4.26
Forfeited	290,000	$17.90	127,000	$11.07	20,500	$9.47

Options outstanding at end of period	5,874,583	$23.48	5,478,854	$21.06	5,774,541	$14.32

Options exercisable at end of period	2,220,311		1,501,477		1,758,165

F-21            Hovnanian Enterprises, Inc.

        The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $8.7 million, $46.6 million and $11.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

        The aggregate intrinsic value of options outstanding and exercisable at October 31, 2006 was $43.3 million and $47.3 million, respectively. Exercise prices for options outstanding at October 31, 2006, ranged from $1.33 to $71.16.

        The weighted average fair value of grants made in fiscal 2006, 2005 and 2004 was $18.63, $27.47 and $21.40 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$1.33–$10.00	2,009,980	$4.68	3.70
$10.01–$20.00	1,048,352	$15.82	5.98
$20.01–$30.00	18,500	$28.26	8.77
$30.01–$40.00	1,398,500	$33.19	8.81
$40.01–$50.00	1,035,000	$43.04	7.53
$50.01–$60.00	354,251	$56.00	8.51
$60.01–$70.00	5,000	$60.36	8.67
$70.01–$71.16	5,000	$71.16	8.75

	5,874,583	$23.48	6.31

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2006:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$1.33–$10.00	1,630,228	$4.31	3.42
$10.01–$20.00	402,583	$15.78	6.00
$20.01–$30.00	1,500	$25.31	6.75
$30.01–$40.00	147,500	$38.44	7.23
$50.01–$60.00	38,500	$55.17	8.48

	2,220,311	$9.55	4.23

A summary of the Company's nonvested options as of and for the year ended October 31, 2006 is as follows:

	Options	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	4,206,356	$14.62
Granted	927,875	$18.63
Vested	(1,189,959)	$9.94
Forfeited	(290,000)	$9.99

Nonvested at end of period	3,654,272	$16.98

        For certain associates, a portion of their bonus is paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or over 58 years of age vest immediately. During the years ended October 31, 2006 and 2005, we issued 403,855 and 240,940 shares under the plan. During the years ended October 31, 2006 and 2005, 28,131 and 36,046 shares were forfeited under this plan, respectively. For the years ended October 31, 2006, 2005, and 2004, approximately 366,061, 481,734, and 436,435 rights were awarded in lieu of $11.7 million, $22.3 million, and $15.8 million of bonus payments, respectively. For the years ended October 31, 2006, 2005 and 2004, total compensation cost recognized in the income statement for these deferred compensation awards was $9.5 million, $12.7 million and $7.8 million, respectively.

A summary of the Company's nonvested share awards as of and for the year ended October 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	555,777	$37.04
Granted	386,910	$32.27
Vested	(197,359)	$31.25
Forfeited	(34,797)	$36.20

Nonvested at end of period	710,531	$36.84

        As of October 31, 2006, we have 22.5 million shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2006, there was $72.7 million of total unrecognized compensation costs related to nonvested share based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.46 years.

16. Warranty Costs

Over the past several years, general liability insurance for homebuilding companies and their suppliers and

F-22            Hovnanian Enterprises, Inc.

subcontractors has become very difficult to obtain. The availability of general liability insurance has been limited due to a decreased number of insurance companies willing to write for the industry. In addition, those few insurers willing to write liability insurance have significantly increased the premium costs. We have been able to obtain general liability insurance but at higher premium costs with higher deductibles. We have been advised that a significant number of our subcontractors and suppliers have also had difficulty obtaining insurance that also provides us coverage. As a result, we have introduced an owner controlled insurance program for certain of our subcontractors, whereby the subcontractors pay us an insurance premium based on the value of their services, and we absorb the liability associated with their work on our homes as part of our overall general liability insurance.

        We provide a warranty accrual for warranty costs over $1,000 to homes, community amenities, and land development infrastructure. Repair costs under $1,000 per occurence are expensed as incurred. We accrue for warranty costs not covered by our global liability insurance at the time each home is closed and title and possession have been transferred to the homebuyer as part of cost of sales. In addition, we accrue for warranty costs under our general liability insurance deductible and for our recently introduced owner controlled insurance program that we offer to certain subcontractors as part of selling, general and administrative costs. Changes in the warranty accrual and general liability reserve for the years ended October 31, 2006 and 2005 are as follows:

	Year Ended

(In Thousands)	October 31, 2006	October 31, 2005

Balance, beginning of year	$86,706	$64,922
Company acquisitions during year	186	1,406
Additions during year	43,138	47,170
Charges incurred during year	(36,514)	(26,792)

Balance, end of year	$93,516	$86,706

        Warranty accruals are based upon historical experience. We engage a third party actuary that uses our historical warranty data to estimate our reserves for unpaid claims, claim adjustment expenses and incurred but not reported claims for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees.

        Insurance claims paid by our insurance carriers were $4.7 million and $7.9 million for the year ended October 31, 2006 and 2005, respectively, for prior year deliveries.

17. Commitments and Contingent Liabilities

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

        In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the "EPA"). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was less than $100,000. We provided the EPA with information in response to its requests. We have since been advised by the Department of Justice ("DOJ") that it will be involved in the review of our storm water discharge practices. We cannot predict the outcome of the review of these practices or estimate the costs that may be involved in resolving the matter. To the extent that the EPA or the DOJ asserts violations of regulatory requirements and requests injunctive relief or penalties, we will defend and attempt to resolve such asserted violations.

        In addition, in November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations in Riverside County, California and El Dorado County, California of certain storm water discharge rules. The Riverside County notice assessed an administrative civil liability of $336,895 and in March 2006, we agreed to make a donation of $118,447 to the County of Riverside, California and paid a fine of $118,448 to the State of California. In October 2006, we agreed to pay a fine of $300,000 to the County of El Dorado, California and have tentatively agreed to a pay a fine of $300,000 to the State of California with respect to the El Dorado notice.

        It can be anticipated that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the

F-23            Hovnanian Enterprises, Inc.

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

        On September 26, 2006, a stockholder derivative action was filed in the Superior Court of New Jersey, Monmouth County, against certain of our current and former officers and directors, captioned as Michael Crady v. Ara K. Hovnanian et al., Civil Action No. L-4380-06. The complaint alleges, among other things, breach of fiduciary duty in connection with certain of our historical stock option grants. The complaint seeks an award of damages, disgorgement of certain stock options and any proceeds of certain stock options, equitable relief and an award of fees and expenses. The parties have agreed to extend the time we have to respond to the complaint. We have engaged counsel with respect to the claims.

18. Performance Letters of Credit

As of October 31, 2006 and 2005, we are obligated under various performance letters of credit amounting to $453.4 million and $330.8 million, respectively. (See Note 8)

19. Variable Interest Entities

In January 2003, the FASB issued FIN 46. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 was effective immediately for VIE's created after January 31, 2003. Pursuant to FASB revision to FIN 46R, issued in December 2003, our Company was not required to apply the provisions of FIN 46 to an interest held in a variable interest entity or potential variable interest entity until the end of our quarter ended April 30, 2004 for VIEs created before February 1, 2003. In accordance with FIN 46R, we have fully implemented FIN 46 as of April 30, 2004.

        Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii)(b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created with a significant non-refundable option fee, we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE we will consolidate it on our balance sheet. The fair value of the VIEs' inventory will be reported as "Consolidated inventory not owned—variable interest entities".

        Typically, the determining factor in whether or not we are the primary beneficiary is the non-refundable deposit amount as a percentage of the total purchase price, because it determines the amount of the first risk of loss we take on the contract. The higher this percentage deposit, the more likely we are to be the primary beneficiary. Other important criteria that impact the outcome of the analysis, are the probability of getting the property through the approval process for residential homes, because this impacts the ultimate value of the property, as well as who is the responsible party (seller or buyer) for funding the approval process and development work that will take place prior to the decision to exercise the option.

        Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not its total assets consolidated on the balance sheet. In certain cases we will have to place inventory on our balance sheet the VIE has optioned to other developers. In addition, if the VIE has creditors, its debt will be placed on our balance sheet even though the creditors have no recourse against our Company. Based on these observations we believe consolidating VIEs based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land. Further supporting this position, during the fourth quarter of fiscal 2006, we terminated eight option agreements that had

F-24            Hovnanian Enterprises, Inc.

been consolidated on our balance sheet as VIEs with a value of $167.2 million. We recorded charges on our books for these terminations of $21.1 million, principally the deposit amount.

        At October 31, 2006, all VIEs we were required to consolidate were as a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these 32 VIEs totaling $31.3 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIEs was $208.2 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At October 31, 2006, the balance reported in minority interest from inventory not owned was $130.2 million. Creditors of these VIEs have no recourse against our Company.

        We will continue to secure land and lots using options. Including the deposits with the 32 VIEs above, at October 31, 2006, we have total cash and letters of credit deposits amounting to approximately $354.0 million to purchase land and lots with a total purchase price of $3.7 billion. Not all our deposits are with VIEs. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

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

F-25            Hovnanian Enterprises, Inc.

	October 31, 2006

(Dollars In Thousands)	Homebuilding	Land Development	Total

Assets:
Cash and cash equivalents	$58,632	$7,436	$66,068
Inventories	691,942	215,803	907,745
Other assets	86,826	3,990	90,816

Total assets	$837,400	$227,229	$1,064,629

Liabilities and equity:
Accounts payable and accrued liabilities	$117,658	$22,415	$140,073
Notes payable	342,068	47,126	389,194
Equity of:
Hovnanian Enterprises, Inc.	88,486	95,163	183,649
Others	289,188	62,525	351,713

Total equity	377,674	157,688	535,362

Total liabilities and equity	$837,400	$227,229	$1,064,629

Debt to capitalization ratio	48%	23%	42%

	October 31, 2005

(Dollars In Thousands)	Homebuilding	Land Development	Total

Assets:
Cash and cash equivalents	$46,200	$5,012	$51,212
Inventories	694,407	198,268	892,675
Other assets	166,976	295	167,271

Total assets	$907,583	$203,575	$1,111,158

Liabilities and equity:
Accounts payable and accrued liabilities	$228,264	$21,522	$249,786
Notes payable	316,532	59,130	375,662
Equity of:
Hovnanian Enterprises, Inc.	75,350	86,594	161,944
Others	287,437	36,329	323,766

Total equity	362,787	122,923	485,710

Total liabilities and equity	$907,583	$203,575	$1,111,158

Debt to capitalization ratio	47%	32%	44%

As of October 31, 2006 and 2005, we had advances outstanding of approximately $29.1 and $23.7 million to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. On our Hovnanian Enterprises, Inc. Consolidated Balance Sheet our Investments in and advances to unconsolidated joint ventures amounted to $212.6 million and $187.2 million at October 31, 2006 and 2005, respectively. The minor difference between the Hovnanian equity balance plus Advances to unconsolidated joint ventures balance disclosed here compared to the Hovnanian Enterprises, Inc. Consolidated Balance Sheet is due to a different inside basis versus outside basis in certain joint ventures.

F-26            Hovnanian Enterprises, Inc.

	Year Ended October 31, 2006

(In Thousands)	Homebuilding	Land Development	Total

Revenues	$882,564	$28,530	$911,094
Cost of sales and expenses	(828,904)	(28,536)	(857,440)

Joint venture net income/(loss)	$53,660	$(6)	$53,654

Our share of net earnings/(losses)	$15,427	$(39)	$15,388

	Year Ended October 31, 2005

(In Thousands)	Homebuilding	Land Development	Total

Revenues	$533,104	$34,527	$567,631
Cost of sales and expenses	(464,224)	(33,950)	(498,174)

Joint venture net income	$68,880	$577	$69,457

Our share of net earnings/(losses)	$35,739	$(700)	$35,039

	Year Ended October 31, 2004

(In Thousands)	Homebuilding	Land Development	Total

Revenues	$37,572	$14,143	$51,715
Cost of sales and expenses	(30,834)	(11,799)	(42,633)

Joint venture net income	$6,738	$2,344	$9,082

Our share of net earnings	$4,283	$508	$4,791

        Income (loss) from unconsolidated joint ventures is reflected as a separate line in the accompanying Consolidated Financial Statements and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The minor difference between our share of the income or loss from these unconsolidated joint ventures disclosed here compared to the Hovnanian Enterprises, Inc. Consolidated Income Statements is due to the reclass of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

        Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture's total assets, and such financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion of development environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities. (See Note 19)

21. Acquisitions

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

        In connection with the CraftBuilt Homes acquisition, we have definite life intangible assets equal to the excess purchase price over the fair value of net tangible assets of $4.5 million in the aggregate. We expect to amortize the definite life intangibles over their estimated lives.

        On May 1, 2006, we acquired through the issuance of 175,936 shares of Class A common stock substantially all of the assets of two mechanical contracting businesses. These acquisitions are being accounted for as purchases with the results of their operations included in our

F-27            Hovnanian Enterprises, Inc.

consolidated financial statements as of the date of acquisition.

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

        In connection with the First Home Builders of Florida and Oster Homes acquisitions, we have definite life intangible assets equal to the excess purchase price over the fair value of $103.3 million in the aggregate. We amortize the various definite life intangibles over their estimated lives for First Home Builders of Florida. The Oster intangible was evaluated for impairment and was written-off at October 31, 2006.

        On November 6, 2003, we acquired a Tampa, Florida homebuilder for cash and 489,236 shares of our Class A Common Stock. In connection with the acquisition, based on an appraisal of acquisition intangibles we have definite life intangible assets equal to the excess purchase price over the fair value of the net assets of $33 million. We amortize the various definite life intangibles over their estimated lives.

        All of the above acquisitions were accounted for as purchases with results of operations of these entities included in our Consolidated Financial Statements as of the date of acquisition. Also, all the above noted acquisitions provide for other payments to be made, generally dependent upon achievement of certain future operating and return objectives. These additional payments, if any, will be recorded as either additional purchase price and allocated to the required definite life intangible assets or compensation expense. During fiscal 2006, one of these acquisitions for which we previously had accrued a contingent payment, did not achieve the necessary results, therefore, the accrual was reduced.

22. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2006 and 2005 is as follows:

	Three Months Ended

(In Thousands Except Per Share Data)	October 31, 2006	July 31, 2006	April 30, 2006	January 31, 2006

Revenues	$1,745,603	$1,550,519	$1,574,121	$1,277,992
Expenses	1,932,700	1,426,403	1,421,070	1,150,341
Income (loss) from unconsolidated joint ventures	1,552	(3,239)	9,497	7,575

(Loss) income before income taxes	(185,545)	120,877	162,548	135,226
State and federal income tax (benefit) provision	(70,286)	43,830	58,899	51,130

Net (loss) income	(115,259)	77,047	103,649	84,096
Less: preferred stock dividends	2,669	2,668	2,669	2,669

Net (loss) income available to common stockholders	$(117,928)	$74,379	$100,980	$81,427

Per share data:
Basic:
(Loss) income per common share	$(1.88)	$1.18	$1.60	$1.30

Weighted average number of common shares outstanding	62,758	62,804	62,919	62,810

Assuming dilution:
(Loss) income per common share	$(1.88)	$1.15	$1.55	$1.25

Weighted average number of common shares outstanding	62,758	64,460	65,106	65,403

F-28            Hovnanian Enterprises, Inc.

	Three Months Ended

(In Thousands Except Per Share Data)	October 31, 2005	July 31, 2005	April 30, 2005	January 31, 2005

Revenues	$1,771,661	$1,312,726	$1,209,469	$1,054,561
Expenses	1,504,957	1,131,742	1,042,082	924,090
Income from unconsolidated joint ventures	12,557	13,907	7,140	1,435

Income before income taxes	279,261	194,891	174,527	131,906
State and Federal income tax	111,126	78,797	68,391	50,424

Net income	$168,135	$116,094	$106,136	$81,482
Less: preferred stock dividends	2,758

Net income available to common stockholders	$165,377	$116,094	$106,136	$81,482

Per share data:
Basic:
Income per common share	$2.64	$1.85	$1.71	$1.31

Weighted average number of common shares outstanding	62,721	62,754	62,233	62,240

Assuming dilution:
Income per common share	$2.53	$1.76	$1.62	$1.25

Weighted average number of common shares outstanding	65,474	65,796	65,498	65,419

23. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock and preferred stock. One of its wholly-owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of October 31, 2006 had issued and outstanding approximately $400.0 million Senior Subordinated Notes, 1,655.3 million Senior Notes ($1,649.8 million, net of discount), and zero drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes, the Revolving Credit Agreement and the Revolving and Letter of Credit Facility are fully and unconditionally guaranteed by the Parent.

        In addition to the Parent, each of the wholly-owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our title insurance subsidiaries, joint ventures, and certain other subsidiaries (collectively, the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligation of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, the Revolving Credit Agreement and the Revolving and Letter of Credit Facility.

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

F-29            Hovnanian Enterprises, Inc.

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2006

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Assets:
Homebuilding	$273	$93,148	$4,542,365	$279,518	$		$4,915,304
Financial services			47	304,870			304,917
Income taxes receivable (payable)	71,430	(2,977)	190,974	387			259,814
Investments in and amounts due to and from consolidated subsidiaries	1,870,460	2,478,566	(2,570,100)	(231,569)		(1,547,357)	—

Total assets	$1,942,163	$2,568,737	$2,163,286	$353,206		$(1,547,357)	$5,480,035

Liabilities and stockholders' equity:
Homebuilding		$(65)	$994,965	$27,275			$1,022,175
Financial services			65	282,264			282,329
Notes payable		2,099,598	1,285				2,100,883
Minority interest			130,221	2,264			132,485
Stockholders' equity	1,942,163	469,204	1,036,750	41,403		(1,547,357)	1,942,163

Total liabilities and stockholders' equity	$1,942,163	$2,568,737	$2,163,286	$353,206		$(1,547,357)	$5,480,035

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2005

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Assets:
Homebuilding		$1,192	$332,180	$3,931,333	$214,238	$		$4,478,943
Financial services				200	237,092			237,292
Income taxes (payable) receivable		(22,704)		32,970	(363)			9,903
Investments in and amounts due to and from consolidated subsidiaries		1,812,869	1,413,666	(1,617,271)	(189,626)		(1,419,638)	—

Total assets		$1,791,357	$1,745,846	$2,347,232	$261,341		$(1,419,638)	$4,726,138

Liabilities and stockholders' equity:
Homebuilding	$		$20,431	$972,089	$27,965	$		$1,020,485
Financial services				81	207,236			207,317
Notes payable			1,504,922	20,808				1,525,730
Minority interest				180,170	1,079			181,249
Stockholders' equity		1,791,357	220,493	1,174,084	25,061		(1,419,638)	1,791,357

Total liabilities and stockholders' equity		$1,791,357	$1,745,846	$2,347,232	$261,341		$(1,419,638)	$4,726,138

F-30            Hovnanian Enterprises, Inc.

CONSOLIDATING CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED OCTOBER 31, 2006

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Homebuilding	$		$481	$6,018,119	$40,038	$(1)	$6,058,637
Financial services				7,035	82,563		89,598
Intercompany charges			294,717	293,371		(588,088)	—
Equity in pretax income of consolidated subsidiaries		233,106				(233,106)	—

Total Revenues		233,106	295,198	6,318,525	122,601	(821,195)	6,148,235

Expenses:
Homebuilding			1,828	6,001,028	33,713	(164,641)	5,871,928
Financial services				3,854	54,993	(261)	58,586

Total Expenses		—	1,828	6,004,882	88,706	(164,902)	5,930,514

Income from unconsolidated joint ventures				15,385			15,385
Income (loss) before income taxes		233,106	293,370	329,028	33,895	(656,293)	233,106
State and federal income taxes		83,573	102,680	120,091	8,917	(231,688)	83,573

Net income (elimination)		$149,533	$190,690	$208,937	$24,978	$(424,605)	$149,533

CONSOLIDATING CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED OCTOBER 31, 2005

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Revenues:
Homebuilding	$		$237	$5,274,683	$1,126	$		$5,276,046
Financial services				7,113	65,258			72,371
Intercompany charges			219,759	218,461			(438,220)	—
Equity In pretax income of consolidated subsidiaries		780,585					(780,585)	—

Total Revenues		780,585	219,996	5,500,257	66,384		(1,218,805)	5,348,417

Expenses:
Homebuilding			1,535	4,651,008	2,369		(100,388)	4,554,524
Financial services				3,966	44,530		(149)	48,347

Total expenses		—	1,535	4,654,974	46,899		(100,537)	4,602,871

Income from unconsolidated joint ventures				35,039				35,039
Income (loss) before income taxes		780,585	218,461	880,322	19,485		(1,118,268)	780,585
State and federal income taxes		308,738	76,461	341,039	9,426		(426,926)	308,738

Net income (elimination)		$471,847	$142,000	$539,283	$10,059		$(691,342)	$471,847

CONSOLIDATING CONDENSED STATEMENT OF INCOME
TWELVE MONTHS ENDED OCTOBER 31, 2004

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Homebuilding	$		$4,860	$4,061,682	$27,143	$(83)	$4,093,602
Financial services				5,582	54,706		60,288
Intercompany charges			106,181	145,052		(251,233)	—
Equity in pretax income of consolidated subsidiaries		549,772				(549,772)	—

Total Revenues		549,772	111,041	4,212,316	81,849	(801,088)	4,153,890

Expenses:
Homebuilding			10,999	3,681,371	24,268	(142,511)	3,574,127
Financial services				2,734	32,684	(636)	34,782

Total expenses		—	10,999	3,684,105	56,952	(143,147)	3,608,909

Income from unconsolidated joint ventures				4,791			4,791
Income (loss) before income taxes		549,772	100,042	533,002	24,897	(657,941)	549,772
State and federal income taxes		201,091	34,971	193,672	10,308	(238,951)	201,091

Net income (elimination)		$348,681	$65,071	$339,330	$14,589	$(418,990)	$348,681

F-31            Hovnanian Enterprises, Inc.

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2006

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$149,533	$190,690	$208,937	$24,978	$(424,605)	$149,533
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(99,552)	85,143	(1,090,356)	(120,083)	424,605	(800,243)

Net cash provided by (used In) operating activities	49,981	275,833	(881,419)	(95,105)	—	(650,710)
Net cash (used In) investing activities			(62,500)	(12,044)		(74,544)
Net cash provided by (used In) financing activities	8,610	550,000	(56,727)	66,421		568,304
Intercompany investing and financing activities—net	(58,591)	(1,064,900)	1,081,548	41,943		—

Net increase (decrease) in cash	—	(239,067)	80,902	1,215	—	(156,950)
Cash and cash equivalents balance, beginning of period	16	298,596	(97,024)	9,685		211,273

Cash and cash equivalents balance, end of period	$16	$59,529	$(16,122)	$10,900	$—	$54,323

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2005

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$471,847	$142,000	$539,283	$10,059	$(691,342)	$471,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(38,330)	22,935	(1,019,907)	(151,726)	691,342	(495,686)

Net cash provided by (used in) operating activities	433,517	164,935	(480,624)	(141,667)	—	(23,839)
Net cash (used in) investing activities			(406,472)	(42,938)		(449,410)
Net cash provided by (used in) financing activities	117,184	480,287	(8,437)	34,529		623,563
Intercompany investing and financing activities — net	(550,700)	(375,995)	778,492	148,203		—

Net increase (decrease) in cash	1	269,227	(117,041)	(1,873)	—	150,314
Cash and cash equivalents balance, beginning of period	15	29,369	20,017	11,558		60,959

Cash and cash equivalents balance, end of period	$16	$298,596	$(97,024)	$9,685	$—	$211,273

F-32            Hovnanian Enterprises, Inc.

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2004

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$348,681	$65,071	$339,330	$14,589	$(418,990)	$348,681
Adjustments to reconcile net income to net cash provided by (used in) operating activities	156,763	(39,848)	(1,060,228)	(14,040)	418,990	(538,363)

Net cash provided by (used in) operating activities	505,444	25,223	(720,898)	549	—	(189,682)
Net cash (used in) investing activities	(36,288)		(83,834)	(319)		(120,441)
Net cash provided by (used in) financing activities	(8,265)	215,000	22,631	21,524		250,890
Intercompany investing and financing activities — net	(460,891)	(346,700)	823,005	(15,414)		—

Net increase (decrease) in cash		(106,477)	40,904	6,340	—	(59,233)
Cash and cash equivalents balance, beginning of period	15	135,846	(20,887)	5,218		120,192

Cash and cash equivalents balance, end of period	$15	$29,369	$20,017	$11,558	$—	$60,959

24.  SUBSEQUENT EVENTS

As discussed in Note 8, on November 10, 2006, we amended our secured mortgage warehouse agreement. Pursuant to the amended agreement, we may borrow up to $200 million through November 9, 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%. We also have a commercial paper facility which was amended on September 29, 2006. Pursuant to the amended agreement, the commercial paper facility amount increased from $100 million to $150 million. The facility expires on April 20, 2007 and interest is payable monthly at the LIBOR Rate plus 0.40%. As of October 31, 2006 and October 31, 2005, borrowings under both agreements were $270.2 million and $198.9 million, respectively.

        Also, as discussed in Note 8, on November 14, 2006, per the accordion feature provided for in the Credit Agreement, the aggregate commitments under the Credit Agreement were increased to $250 million. As of October 31, 2006 the outstanding balance under the Agreement was zero, excluding letters of credit of $123.6 million.

F-33            Hovnanian Enterprises, Inc.

QuickLinks