Form 10-Q
period 2007-01-31
HOVNANIAN ENTERPRISES INC
filed 2007-03-12
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For quarterly period ended JANUARY 31, 2007 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,330,587 shares of Class A Common Stock and 14,650,193 shares of Class B Common Stock were outstanding as of March 5, 2007.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX

PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of January 31,
2007 (unaudited) and October 31, 2006	3

Condensed Consolidated Statements of Operations for the
three months ended January 31, 2007 and 2006 (unaudited)	5

Condensed Consolidated Statement of Stockholders'
Equity for the three months ended January 31, 2007 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for
the three months ended January 31, 2007 and 2006 (unaudited)	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	44

Item 4. Controls and Procedures	45

PART II. Other Information
Item 1. Legal Proceedings	46

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	48

Item 6. Exhibits	49

Signatures	51

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	January 31, 2007	October 31, 2006
ASSETS
	(unaudited)
Homebuilding:
Cash and cash equivalents	$1,005	$43,635

Restricted cash	7,993	9,479

Inventories - at the lower of cost or fair value:
Sold and unsold homes and lots under development	3,316,833	3,297,766

Land and land options held for future
development or sale	379,843	362,760

Consolidated inventory not owned:
Specific performance options	15,068	20,340
Variable interest entities	200,911	208,167
Other options	221,038	181,808

Total consolidated inventory not owned	437,017	410,315

Total inventories	4,133,693	4,070,841

Investments in and advances to unconsolidated
joint ventures	206,180	212,581

Receivables, deposits, and notes	86,398	94,750

Property, plant, and equipment – net	109,176	110,704

Prepaid expenses and other assets	182,329	175,603

Goodwill	32,658	32,658

Definite life intangibles	78,427	165,053

Total homebuilding	4,837,859	4,915,304

Financial services:
Cash and cash equivalents	8,313	10,688
Restricted cash	8,550	1,585
Mortgage loans held for sale	166,409	281,958
Other assets	5,538	10,686

Total financial services	188,810	304,917

Income taxes receivable – including deferred
tax benefits	274,179	259,814

Total assets	$5,300,848	$5,480,035

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	January 31, 2007	October 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Homebuilding:
Nonrecourse land mortgages	$35,732	$26,088
Accounts payable and other liabilities	413,669	582,393
Customers’ deposits	142,528	184,943
Nonrecourse mortgages secured by operating
Properties	23,514	23,684
Liabilities from inventory not owned	214,546	205,067

Total homebuilding	829,989	1,022,175

Financial services:
Accounts payable and other liabilities	16,090	12,158
Mortgage warehouse line of credit	153,408	270,171

Total financial services	169,498	282,329

Notes payable:
Revolving credit agreement	225,700
Senior notes	1,650,053	1,649,778
Senior subordinated notes	400,000	400,000
Accrued interest	27,382	51,105

Total notes payable	2,303,135	2,100,883

Total liabilities	3,302,622	3,405,387

Minority interest from inventory not owned	116,772	130,221

Minority interest from consolidated joint ventures	1,633	2,264

Stockholders’ equity:
Preferred stock, $.01 par value-authorized 100,000
shares; issued 5,600 shares at January 31,
2007 and at October 31, 2006 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value-authorized
200,000,000 shares; issued 58,872,396 shares at
January 31, 2007 and 58,653,723 shares at
October 31, 2006 (including 11,694,720 shares
at January 31, 2007 and 11,494,720 shares at
October 31, 2006 held in Treasury)	589	587
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) authorized
30,000,000 shares; issued 15,343,272 shares at
January 31, 2007 and 15,343,410 shares at
October 31, 2006 (including 691,748 shares at
January 31, 2007 and October 31, 2006 held in
Treasury)	153	153
Paid in capital – common stock	254,504	253,262
Retained earnings	1,604,533	1,661,810
Treasury stock - at cost	(115,257)	(108,948)

Total stockholders’ equity	1,879,821	1,942,163

Total liabilities and stockholders’ equity	$5,300,848	$5,480,035

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended January 31,
	2007	2006
Revenues:
Homebuilding:
Sale of homes	$1,135,916	$1,246,197
Land sales and other revenues	8,337	12,533

Total homebuilding	1,144,253	1,258,730
Financial services	21,548	19,262

Total revenues	1,165,801	1,277,992

Expenses:
Homebuilding:
Cost of sales, excluding interest	933,975	934,687
Cost of sales interest	26,872	16,569
Inventory impairment loss and land option
write-offs	41,474	3,109

Total cost of sales	1,002,321	954,365

Selling, general and administrative	132,142	135,234

Total homebuilding	1,134,463	1,089,599

Financial services	13,070	13,530

Corporate general and administrative	22,633	27,722

Other interest	1,220	820

Other operations	1,453	7,001

Intangible amortization	61,556	11,669

Total expenses	1,234,395	1,150,341

Income from unconsolidated joint
ventures	1,965	7,575

(Loss) income before income taxes	(66,629)	135,226

State and federal income tax
(benefit)/provision:
State	(2,346)	4,874
Federal	(9,675)	46,256

Total taxes	(12,021)	51,130

Net (loss) income	(54,608)	84,096
Less: preferred stock dividends	2,669	2,669

Net (loss) income available to common
stockholders	$(57,277)	$81,427
Per share data:
Basic:
(Loss) income per common share	$(0.91)	$1.30
Weighted average number of common
shares outstanding	62,904	62,810
Assuming dilution:
(Loss) income per common share	$(0.91)	$1.25
Weighted average number of common
shares outstanding	62,904	65,403

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In Thousands Except Share Amounts) (Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance, October 31, 2006	47,159,003	$587	14,651,662	$153	5,600	$135,299	$253,262	$1,661,810	$(108,948)	$1,942,163

Preferred dividend declared ($476.56 per share)								(2,669)		(2,669)

Stock options amortization and issuances, net of tax	46,037						3,677			3,677

Restricted stock amortization, issuances and forfeitures, net of tax	172,498	2					(2,435)			(2,433)

Conversion of Class B to Class A common stock	138		(138)							-

Treasury stock purchases	(200,000)								(6,309)	(6,309)

Net (loss)								(54,608)		(54,608)

Balance, January 31, 2007	47,177,676	$589	14,651,524	$153	5,600	$135,299	$254,504	$1,604,533	$(115,257)	$1,879,821

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited)
	Three Months Ended
	January 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(54,608)	$84,096
Adjustments to reconcile net (loss)/income to net cash
used in operating activities:
Depreciation	4,384	3,086
Intangible amortization	61,556	11,669
Compensation from stock options and awards	6,418	7,867
Amortization of bond discounts	275	251
Excess tax benefits from share-based payment	(255)	(3,443)
Loss (gain) on sale and retirement of property
and assets	(76)	74
Income from unconsolidated joint ventures	(1,965)	(7,575)
Distributions from unconsolidated joint ventures	1,284	2,915
Deferred income taxes	(18,383)	(30,701)
Impairment and land option deposit write-offs	41,474	3,109
Decrease (increase) in assets:
Mortgage notes receivable	115,557	58,854
Restricted cash, receivables, prepaids and
other assets	29,040	58,726
Inventories	(70,560)	(446,247)
(Decrease) increase in liabilities:
State and Federal income taxes	4,018	11,974
Customers’ deposits	(36,832)	(10,303)
Interest and other accrued liabilities	(179,270)	(24,275)
Accounts payable	(39,968)	(19,522)
Net cash used in operating activities	(137,911)	(299,445)
Cash flows from investing activities:
Net proceeds from sale of property and assets	243	89
Purchase of property, equipment and other fixed
assets and acquisitions	(24,475)	(9,147)
Investments in and advances to unconsolidated
joint ventures	(6,711)	(7,080)
Distributions from unconsolidated joint ventures	13,811	2,711
Net cash used in investing activities	(17,132)	(13,427)
Cash flows from financing activities:
Proceeds from mortgages and notes	18,798	18,246
Net proceeds (payments) related to revolving
credit agreement	225,700	226,250
Net proceeds (payments) related to mortgage
warehouse line of credit	(29,000)	(61,107)
Payments of issuance costs		(90)
Principal payments on mortgages and notes	(96,953)	(30,828)
Excess tax benefits from share-based payment	255	3,443
Preferred dividends paid	(2,669)	(2,669)
Purchase of treasury stock	(6,309)	(7,301)
Proceeds from sale of stock and employee stock plan	216	1,544
Net cash provided by financing activities	110,038	147,488
Net (decrease) in cash	(45,005)	(165,384)
Cash and cash equivalents balance, beginning
of period	54,323	211,273
Cash and cash equivalents balance, end of period	$9,318	$45,889

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Three Months Ended
	January 31,
	2007	2006

Supplemental disclosures of cash flow:
Cash paid during the period for:
Interest	$53,918	$26,642
Income taxes	$1,941	$38,885
Supplemental disclosures of noncash operating
activities:
Consolidated inventory not owned:
Specific performance options	$13,846	$8,075
Variable interest entities	181,216	227,983
Other options	219,473	137,834
Total inventory not owned	$414,535	$373,892

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include only normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. For the three months ended January 31, 2007 and 2006, the Company’s total stock-based compensation expense was $6.4 million ($5.3 million net of tax) and $7.9 million ($4.9 million net of tax), respectively. Included in this total stock-based compensation expense was expense for stock options of $3.3 million ($2.7 million net of tax) and $3.3 million ($2.1 million net of tax) for the three months ended January 31, 2007 and 2006, respectively.

3. Interest costs incurred, expensed and capitalized were:

	Three Months Ended
	January 31,
	2007	2006
	(Dollars in Thousands)
Interest capitalized at
Beginning of period(1)	$102,849	$48,366
Plus interest incurred(2)	45,297	30,804
Less cost of sales interest
Expensed(3)	26,872	16,569
Less other interest expensed	1,220	820
Interest capitalized at
end of period	$120,054	$61,781

(1) Beginning balance for 2006 does not include interest incurred of $2.3 million which is capitalized in property, plant, and equipment.

(2) Data does not include interest incurred by our mortgage and finance subsidiaries.

(3) Represents interest on borrowings for construction, land and development costs, which are charged to interest expense when homes are delivered.

4. Accumulated depreciation at January 31, 2007 and October 31, 2006 amounted to $47.5 million and $43.7 million, respectively, for our homebuilding assets.

5. In accordance with Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of or Disposal of Long Lived Assets”, we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. For the three months ended January 31, 2007 and 2006, these amounts were $46.5 million and $1.6 million, respectively. Of the fiscal 2007 amount, $41.9 million of inventory impairments were for our Fort Myers – Cape Coral (“Fort

Myers”) operations in the Southeast, as a result of a continued decline in sales pace and general market conditions, as well as increased cancellation rates during the quarter. The remaining inventory impairments recorded during the quarter were $1.4 million in the Northeast and $3.2 million in the Midwest. In addition, from time to time, we will write off certain residential land options including approval and engineering costs for land we decided not to purchase at the earlier of the option expiration or the decision to terminate. We wrote off such costs in the amount of $3.0 million and $1.5 million during the three months ended January 31, 2007 and 2006, respectively. The write-offs of $3 million in the first quarter of fiscal 2007 were offset by $8 million in recovered deposits that had been written off in the prior year as walk-away costs. In certain instances where we walked away from option contracts in the fourth quarter of fiscal 2006, we took legal action to recover our deposits. In two of these cases we were successful and received a portion of our deposit back in the first quarter of fiscal 2007. Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Income as “Homebuilding-inventory impairment loss and land option write-offs”.

6. We provide a warranty accrual for repair costs over $1,000, not covered by our general liability insurance, to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs under our general liability insurance deductible as part of selling, general and administrative costs. For fiscal 2007, our deductible is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Additions and charges incurred in the warranty accrual and general liability accrual for the three months ended January 31, 2007 and 2006 are as follows:

	Three Months Ended
	January 31,
	2007	2006

Balance, beginning of period	$93,516	$86,706
Additions	8,427	7,264
Charges incurred	(10,272)	(6,339)
Balance, end of period	$91,671	$87,631

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

Insurance claims paid by our insurance carriers were $0.8 million and $3.5 million for the three months ended January 31, 2007 and 2006, respectively, for prior year deliveries.

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

In addition, in November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations in Riverside County, California and El Dorado County, California of certain storm water discharge rules. The Riverside County notice assessed an administrative civil liability of $236,895 and in March 2006, we agreed to make a donation of $118,447 to the County of Riverside, California and paid a fine of $118,448 to the State of California. In October 2006, we agreed to pay a fine of $300,000 to the County of El Dorado, California and have tentatively agreed to a pay a fine of $300,000 to the State of California with respect to the El Dorado notice.

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

On September 26, 2006, a stockholder derivative action was filed in the Superior Court of New Jersey, Monmouth County, against certain of our current and former officers and directors, captioned as Michael Crady v. Ara K. Hovnanian et al., Civil Action No. L-4380-06. The complaint alleges, among other things, breach of fiduciary duty in connection with certain of our historical stock option grants. An amended complaint, containing similar allegations, was filed on January 11, 2007. The amended complaint seeks an award of damages, disgorgement of certain stock options and any proceeds of certain stock options, equitable relief and an award of fees and expenses. The parties have agreed to extend the time we have to respond to the amended complaint. We have engaged counsel with respect to the claims.

8. As of January 31, 2007 and October 31, 2006, respectively, we are obligated under various performance letters of credit amounting to $421.4 million and $453.4 million.

9. Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of lenders provides a revolving credit line and letter of credit line of $1.5 billion through May 2011. The facility contains an accordion feature under which the aggregate commitment can be increased to $2.0 billion subject to the availability of additional commitments. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. As of January 31, 2007 and October 31, 2006, the outstanding balance under the Agreement was $225.7 million and zero, excluding letters of credit of $179.3 million and $329.8 million, respectively. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement.

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

The Credit Agreement has covenants that restrict Hovnanian and certain of its subsidiaries', including K. Hovnanian's, ability to grant liens and enter into consolidations, mergers and transfers of all or substantially all of their respective assets. The Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. Borrowings under the Credit Agreement may be used for general corporate purposes. As of January 31, 2007 and October 31, 2006, the outstanding balance under the Credit Agreement was zero, excluding letters of credit of $242.1 million and $123.6 million, respectively. As of January 31, 2007, we were in compliance with our loan covenants.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $200 million through November 9, 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. We also have a commercial paper facility which was amended on September 29, 2006. Pursuant to the amended agreement, the commercial paper facility amount increased from $100 million to $150 million. The facility expires on April 20, 2007 and interest is payable monthly at the LIBOR Rate plus 0.40%. We believe that we will be able to extend this facility beyond April 2007 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of January 31, 2007 and October 31, 2006, borrowings under both agreements were $153.4 million and $270.2 million, respectively.

10. At January 31, 2007, we had $1,655.3 million of outstanding senior notes ($1,650.1 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At January 31, 2007, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010.

Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions, may do so from time to time.

11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock, of 2.6 million for the three months ended January 31, 2006. For the three months ended January 31, 2007 there were no incremental shares attributed to non-vested stock and outstanding options to purchase common stock because we had a net loss for the period, and any incremental shares would be anti-dilutive.

12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. The net proceeds from the offering, reflected in Preferred Stock in the Condensed Consolidated Balance Sheets, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. In January 2007 and 2006, we paid $2.7 million of dividends on the Series A Preferred Stock.

13. Operating and Reporting Segments - SFAS 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. Under the definition, we have more than 70 homebuilding operating segments, and therefore, in accordance with paragraph 24 of SFAS 131, it is impractical to provide segment disclosures for this many segments. As such, we have aggregated the homebuilding operating segments into six reportable segments.

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
Washington D.C.)
(3) Midwest (Illinois, Kentucky, Michigan, Minnesota, Ohio)
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

Financial information relating to the Company’s operations was as follows:

	Three Months Ended January 31,

(In thousands)	2007	2006
Revenues:

Northeast	$214,094	$206,960
Mid-Atlantic	223,742	198,282
Midwest	38,824	27,522
Southeast	219,937	270,045
Southwest	177,012	183,854
West	270,515	369,865
Total homebuilding revenues	1,144,124	1,256,528
Financial services	21,548	19,262
Corporate and unallocated	129	2,202
Total revenues	$1,165,801	$1,277,992

(Loss)/income before income taxes:
Northeast	$16,460	$35,658
Mid-Atlantic	26,297	36,577
Midwest	(10,532)	(5,343)
Southeast	(87,759)	23,031
Southwest	6,669	13,473
West	(677)	51,354
Homebuilding (loss)/income before income taxes	(49,542)	154,750
Financial services	8,478	5,732
Corporate and unallocated	(25,565)	(25,256)
(Loss)/income before income taxes	$(66,629)	$135,226

	January 31,	October 31,
	2007	2006
(In thousands)
Assets

Northeast	$1,222,897	$1,164,801
Mid-Atlantic	699,997	726,777
Midwest	167,919	177,362
Southeast	531,371	647,374
Southwest	607,288	596,391
West	1,410,828	1,399,412
Total homebuilding assets	4,640,300	4,712,117
Financial services	188,810	304,917
Corporate and unallocated	471,738	463,001
Total assets	$5,300,848	$5,480,035

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

Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not its total assets consolidated on our balance sheet. In certain cases, we will have to place inventory the VIE has optioned to other developers on our balance sheet. In addition, if the VIE has creditors, its debt will be placed on our balance sheet even though the creditors have no recourse against us. Based on these observations, we believe consolidating VIEs based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land.

At January 31, 2007, all 31 VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $29.7 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $200.9 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At January 31, 2007, the balance reported in minority interest from inventory not owned was $116.8 million. Creditors of these VIEs have no recourse against us.

We will continue to control land and lots using options. Not all of our deposits are with VIEs. Including the deposits with the 31 VIEs described above, at January 31, 2007, we have total cash and letters of credit deposits amounting to approximately $338.0 million to purchase land and lots with a total purchase price of $3.5 billion. The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

15. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures - We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base, and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those entered into with developers, other homebuilders, and financial investors to develop finished lots for sale to the joint venture’s members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

		January 31, 2007
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$23,278	$6,857	$30,135
Inventories	703,180	208,371	911,551
Other assets	85,564	4,540	90,104
Total assets	$812,022	$219,768	$1,031,790

Liabilities and equity:
Accounts payable and accrued
liabilities	$93,179	$18,306	$111,485
Notes payable	322,432	42,483	364,915
Equity of:
Hovnanian Enterprises, Inc.	93,180	95,571	188,751
Others	303,231	63,408	366,639
Total equity	396,411	158,979	555,390
Total liabilities and equity	$812,022	$219,768	$1,031,790
Debt to capitalization ratio	45%	21%	40%

		October 31, 2006
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$58,632	$7,436	$66,068
Inventories	691,942	215,803	907,745
Other assets	86,826	3,990	90,816
Total assets	$837,400	$227,229	$1,064,629

Liabilities and equity:
Accounts payable and accrued
liabilities	$117,658	$22,415	$140,073
Notes payable	342,068	47,126	389,194
Equity of:
Hovnanian Enterprises, Inc.	88,486	95,163	183,649
Others	289,188	62,525	351,713
Total equity	377,674	157,688	535,362
Total liabilities and equity	$837,400	$227,229	$1,064,629
Debt to capitalization ratio	48%	23%	42%

As of January 31, 2007 and October 31, 2006, we had advances outstanding of approximately $17.4 million and $29.1 million, respectively, to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. On our Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $206.2 million and

$212.6 million at January 31, 2007 and October 31, 2006, respectively. The minor difference between the Hovnanian equity balance plus advances to unconsolidated joint ventures balance disclosed here compared to the Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheets is due to a different inside basis versus outside basis in certain joint ventures.

	For the Three Months Ended January 31, 2007
	Homebuilding	Land Development	Total

Revenues	$115,561	$7,422	$122,983
Cost of sales and expenses	(104,176)	(6,978)	(111,154)
Net income	$11,385	$444	$11,829
Our share of net earnings	$1,698	$172	$1,870

	For the Three Months Ended January 31, 2006
	Homebuilding	Land Development	Total

Revenues	$ 216,048	$ 8,400	$ 224,448
Cost of sales and expenses	(193,332)	(7,648)	(200,980)
Net income	$ 22,716	$ 752	$ 23,468
Our share of net earnings	$ 7,296	$ 586	$ 7,882

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture’s total assets, and such financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion guarantees and limited environmental indemnifications, standard warranty and representation against fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities.

16. Recent Accounting Pronouncements - In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS No. 156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are currently evaluating the impact, if any, that SFAS 157 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders' equity. The recognition of funded status provision of SFAS 158 applies prospectively and is effective for fiscal years ending after December 15, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the fiscal year end effective for fiscal years ending after December 15, 2008. We do not expect SFAS 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, "Applicability of the Assessment of a Buyer's Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums." EITF 06-8 states that the adequacy of the buyer's continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We do not expect EITF No. 06-8 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting to Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company’s first quarter ending January 31, 2008. We are in the process of assessing the impact, if any, this will have on our consolidated financial position, results of operations or cash flows.

17. Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. In the first quarter of fiscal 2007, we determined that the intangible assets associated with our Fort Myers operations in the Southeast were impaired, and wrote off the intangible asset balance of $76.5 million at January 31, 2007. Of this charge $51.5 million was recorded to intangible amortization on the Condensed Consolidated Statement of Income. The remaining $25 million was recorded against Accrued expenses on the Condensed Consolidated Balance Sheets because at the time of acquisition this was an accrual for contingent purchase price; however, this payment will no longer be made as the operations have not generated the profits necessary to require the payment. Certain of the impairment charges associated with our Fort Myers operations were not deductible for tax purposes and therefore did not provide a tax benefit. As a result, our effective rate for the three months ended January 31, 2007 was 18% compared to 37.8% in the prior year first quarter.

We are amortizing the remaining definite life intangibles over their expected useful lives, ranging from three to eight years.

18. Acquisitions - On April 17, 2006, we acquired for cash the assets of CraftBuilt Homes, a privately held homebuilder headquartered in Bluffton, South Carolina. The acquisition expanded our operations into the coastal markets of South Carolina and Georgia. CraftBuilt Homes designs, markets and sells single family detached homes. Due to its close proximity to Hilton Head, CraftBuilt Homes focuses on first-time, move-up, empty-nester and retiree homebuyers. This acquisition was accounted for as a purchase with the results of its operations included in our consolidated financial statements as of the date of the acquisition.

In connection with the CraftBuilt Homes acquisition, we have definite life intangible assets equal to the excess purchase price over the fair value of net tangible assets of $4.5 million in the aggregate. We are amortizing the definite life intangibles over their estimated lives.

On May 1, 2006, we acquired through the issuance of 175,936 shares of Class A common stock substantially all of the assets of two mechanical contracting businesses. These acquisitions were accounted for as purchases with the results of their operations included in our consolidated financial statements as of the date of acquisition.

All fiscal 2006 acquisitions provide for other payments to be made, generally dependent upon achievement of certain future operating and return objectives.

19. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of January 31, 2007 had issued and outstanding $400 million of Senior Subordinated Notes, $1,655.3 million face value of Senior Notes, and $225.7 million drawn on a Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes, the Revolving Credit Agreement and the Revolving and Letter of Credit Facility described in Note 9 are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our title insurance subsidiaries, joint ventures, and certain other subsidiaries (collectively, the “Non-guarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, the Revolving Credit Agreement, and the Revolving and Letter of Credit Facility described in Note 9.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 31, 2007
(Dollars in Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$314	$84,460	$4,481,983	$271,102		$$4,837,859
Financial services			42	188,768		188,810
Income taxes (payable)
receivable	66,114	(2,977)	211,589	(547)		274,179
Investments in and amounts
due to and from
consolidated subsidiaries	1,813,393	2,735,068	(2,835,789)	(216,649)	(1,496,023)	-
Total assets	$1,879,821	$2,816,551	$1,857,825	$242,674	$(1,496,023)	$5,300,848

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding	$	$(67)	$802,937	$27,119		$$829,989
Financial services			35	169,463		169,498
Notes payable		2,301,389	1,746			2,303,135
Minority interest			116,772	1,633		118,405
Stockholders’
equity	1,879,821	515,229	936,335	44,459	(1,496,023)	1,879,821
Total liabilities and
stockholders’ equity	$1,879,821	$2,816,551	$1,857,825	$242,674	$(1,496,023)	$5,300,848

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS;
Homebuilding	$273	$93,148	$4,542,365	$279,518		$$4,915,304
Financial services			47	304,870		304,917
Income taxes (payable)
receivable	71,430	(2,977)	190,974	387		259,814
Investments in and amounts
due to and from consolidated
subsidiaries	1,870,460	2,478,566	(2,570,100)	(231,569)	(1,547,357)	-
Total assets	$1,942,163	$2,568,737	$2,163,286	$353,206	$(1,547,357)	$5,480,035

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding	$	$(65)	$994,965	$27,275		$$1,022,175
Financial services			65	282,264		282,329
Notes payable		2,099,598	1,285			2,100,883
Minority interest			130,221	2,264		132,485
Stockholders’ equity	1,942,163	469,204	1,036,750	41,403	(1,547,357)	1,942,163
Total liabilities and
stockholders’ equity	$1,942,163	$2,568,737	$2,163,286	$353,206	$(1,547,357)	$5,480,035

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$149	$1,138,035	$6,090		$$1,144,253
Financial services			1,057	20,491		21,548
Intercompany charges		71,552	71,182		(142,734)
Equity in pretax income
of consolidated
subsidiaries	(66,629)				66,629
Total revenues	(66,629)	71,701	1,210,274	26,560	(76,105)	1,165,801

Expenses:
Homebuilding		519	1,260,028	5,344	(44,566)	1,221,325
Financial services			483	12,658	(71)	13,070
Total expenses		519	1,260,511	18,002	(44,637)	1,234,395
Income from
unconsolidated joint
ventures			1,965			1,965
Income (loss) before income taxes	(66,629)	71,182	(48,272)	8,558	(31,468)	(66,629)
State and federal income
(benefit)/taxes	(12,021)	23,535	(4,447)	3,225	(22,313)	(12,021)
Net income (loss)	$(54,608)	$47,647	$(43,825)	$5,333	$(9,155)	$(54,608)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 153	$1,256,427	$ 2,150		$$1,258,730
Financial services			2,255	17,007		19,262
Intercompany charges		66,758	66,703		(133,461)	-
Equity in pretax income
of consolidated
subsidiaries	135,226				(135,226)	-
Total revenues	135,226	66,911	1,325,385	19,157	(268,687)	1,277,992

Expenses:
Homebuilding		208	1,165,341	1,455	(30,193)	1,136,811
Financial services			883	12,892	(245)	13,530
Total expenses		208	1,166,224	14,347	(30,438)	1,150,341
Income from unconsolidated joint ventures			7,575			7,575
Income (loss) before income taxes	135,226	66,703	166,736	4,810	(238,249)	135,226
State and federal income
(benefit)/taxes	51,130	23,411	61,864	1,912	(87,187)	51,130
Net income (loss)	$ 84,096	$ 43,292	$ 104,872	$ 2,898	$ (151,062)	$ 84,096

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(54,608)	$47,647	$(43,825)	$5,333	$(9,155)	$(54,608)
Adjustments to reconcile net
income to net cash provided by
(used in) operating activities	(17,196)	(24,067)	(178,724)	127,529	9,155	(83,303)
Net cash provided by (used in)
operating activities	(71,804)	23,580	(222,549)	132,862	-	$(137,911)

Net cash (used in)
investing activities			(13,926)	(3,206)		(17,132)

Net cash provided by (used in)
financing activities	14,737	225,700	(13,459)	(116,940)		110,038

Intercompany investing and financing activities – net	57,067	(256,502)	214,355	(14,920)		-
Net increase (decrease) in cash	-	(7,222)	(35,579)	(2,204)		(45,005)
Cash and cash equivalents
balance, beginning of period	16	59,529	(16,122)	10,900		54,323

Cash and cash equivalents balance, end of period	$16	$52,307	$(51,701)	$8,696		$$9,318

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$ 84,096	$ 43,292	$ 104,872	$ 2,898	$(151,062)	$ 84,096
Adjustments to reconcile net
income to net cash provided by
(used in) operating activities	2,815	(6,934)	(416,755)	(113,729)	151,062	(383,541)
Net cash provided by (used in) operating activities	86,911	36,358	(311,883)	(110,831)		(299,445)

Net cash (used in) investing activities			(8,023)	(5,404)		(13,427)

Net cash provided by (used in)
financing activities	4,166	226,250	(26,149)	(56,779)		147,488

Intercompany investing and financing activities – net	(91,077)	(481,263)	396,005	176,335
Net increase (decrease) in cash		(218,655)	49,950	3,321		(165,384)
Cash and cash equivalents
balance, beginning of period	16	298,596	(97,024)	9,685		211,273

Cash and cash equivalents balance, end of period	$ 16	$ 79,941	$ (47,074)	$ 13,006	$	$ 45,889

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Income Recognition from Home and Land Sales – We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), revenue is recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. In situations where the buyer’s financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS No. 66, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

Inventories - Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less direct costs to sell. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is the difference between the book value of the individual community and the discounted future cash flows generated from expected revenue of the community, less the associated costs to complete and direct costs to sell.

Insurance Deductible Reserves – For homes delivered in fiscal 2007 and 2006, our deductible is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker’s compensation insurance deductible is $1 million per occurrence in fiscal 2007 and fiscal 2006. Reserves have been established based upon actuarial analysis of estimated losses for fiscal 2007 and fiscal 2006. We engage a third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees. No significant premise liability claims have arisen.

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

Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 “Accounting for Product Financing Arrangements” (“SFAS 49”), SFAS No. 98 “Accounting for Leases” (“SFAS 98”), and Emerging Issues Task Force (“EITF”) No. 97-10 “The Effects of Lessee Involvement in Asset Construction” (“EITF 97-10”), we record on the Condensed Consolidated Balance Sheets specific performance options, options with variable interest entities, and other options under “Consolidated inventory not owned” with the offset to “Liabilities from inventory not owned”, “Minority interest from inventory not owned” and “Minority interest from consolidated joint ventures”.

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

Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including trade names, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We are amortizing the definite life intangibles over their expected useful lives, ranging from three to eight years.

Post Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we accrue warranty costs as part of cost of sales for repair costs over $1,000 to homes, community amenities and land development infrastructure. Also, we accrue for warranty costs under our general liability insurance deductible as part of selling, general and administrative costs.

As previously stated, the deductible for our general liability insurance for homes delivered in fiscal 2007 is $20 million per occurrence with an aggregate $20 million for premise liability claims, and an aggregate $21.5 million for construction defect claims. Both of these liabilities are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets.

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Midwest (Ohio, Illinois, Kentucky, Michigan, Minnesota), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D. C.), the Southeast (Florida, Georgia, North Carolina, South Carolina,), the Southwest (Arizona, Texas), and the West (California). In addition, we provide financial services to our homebuilding customers.

Our cash uses during the three months ended January 31, 2007 were for operating expenses, increases in housing inventories, construction, income taxes, interest, and preferred stock dividends. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of January 31, 2007, 3.4 million shares of Class A Common Stock have been purchased under this program, of which $.2 million was acquired during the three months ended January 31, 2007. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. The net proceeds from the offering, reflected in Preferred stock in the Condensed Consolidated Balance Sheets, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. In January 2007 and 2006, we paid $2.7 million of dividends on the Series A Preferred Stock.

Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of lenders provides a revolving credit line and letter of credit line of $1.5 billion through May 2011. The facility contains an accordion feature under which the aggregate commitment can be increased to $2.0 billion subject to the availability of additional commitments. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. At January 31, 2007, there was $225.7 million drawn under this Agreement and we had approximately $1.0 million of unrestricted homebuilding cash. At January 31, 2007, we had issued $179.3 million of letters of credit which reduces cash available under the Agreement. We believe that we will be able either to extend the Agreement beyond May 2011 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. We currently are in compliance and intend to maintain compliance with the covenants under the Agreement. We and each of our significant subsidiaries, except for K. Hovnanian Enterprises, Inc., the borrower, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreements.

On October 11, 2006, (a) we, K. Hovnanian Enterprises, Inc. ("K. Hovnanian") and certain of our subsidiaries as guarantors entered into a Credit Agreement (the "Credit Agreement") with Citicorp USA, Inc., as administrative agent and issuing bank, the lenders from time to time party thereto, and The Bank of New York, as paying agent, and (b) K. Hovnanian entered into an Agreement for Letter of Credit (the "LC Agreement") with Citibank, N.A ("Citibank"). Under the Credit Agreement, K. Hovnanian has the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit (the "Security Letter of Credit") up to an aggregate availability of $125 million. On November 14, 2006, per the accordion feature provided for in the Credit Agreement, the aggregate commitments under the Credit Agreement were increased to $250 million. The Security Letter of Credit will serve as security for any letters of credit that may be issued under the LC Agreement. Under the LC Agreement, K. Hovnanian may request Citibank to issue letters of credit up to the aggregate maximum amount of the Security Letter of Credit. Loans under the Credit Agreement will bear interest at various rates based on (1) an alternate base rate determined by reference to the higher of (a) Citibank's base rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one day, one or two week, or one, two, three or six month interest period as selected by K. Hovnanian. We and each of our significant subsidiaries, except for K. Hovnanian Enterprises, Inc., the borrower, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Credit Agreement.

The Credit Agreement has covenants that restrict Hovnanian and certain of its subsidiaries', including K. Hovnanian's ability to grant liens and enter into consolidations, mergers and transfers of all or substantially all of their respective assets. The Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. Borrowings under the Credit Agreement may be used for general corporate purposes. As of January 31, 2007 and October 31, 2006, the outstanding balance under the Credit Agreement was zero, excluding letters of credit of $242.1 million and $123.6 million, respectively. As of January 31, 2007, we were in compliance with our loan covenants.

At January 31, 2007, we had $1,655.3 million of outstanding senior notes ($1,650.1 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At January 31, 2007, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations,, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor of the senior notes and senior subordinated notes.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $200 million through November 9, 2007. Interest is payable monthly at the LIBOR Rate plus 1.0%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. We also have a commercial paper facility which was amended on September 29, 2006. Pursuant to the amended agreement, the commercial paper facility amount increased from $100 million to $150 million. The facility expires on April 20, 2007 and interest is payable monthly at the LIBOR Rate plus 0.40%. We believe that we will be able to extend this facility beyond April 2007 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of January 31, 2007, the aggregate principal amount of all borrowings under both agreements was $153.4 million.

Total inventory increased $36.2 million during the three months ended January 31, 2007. This increase excluded the increase in consolidated inventory not owned of $26.7 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See “Notes to Condensed Consolidated Financial Statements” – Note 14 for additional information on FIN 46R. Other options increased during the first quarter of fiscal 2007 primarily due to land development costs associated with a property in the West that we do not own, but are required to consolidate under SFAS 49 “Accounting for Product Financing Arrangements”. Total inventory in the Northeast increased $64.9 million, and the Southwest increased $13.9 million. The increases in inventory were primarily the result of planned organic growth in our existing markets as we have increased the number of communities open for sale from 427 at October 31, 2006 to 436 at January 31, 2007. These increases were offset by decreases in the Mid-Atlantic of $3.1 million, the Southeast of $37.0 million, the Midwest of $2.0 million, and the West of $0.5 million. The decreases were primarily the result of deliveries in existing communities, a significant impairment in the Southeast (Fort Myers) totaling $41.9 million, as well as a small decrease due to impairments in the Midwest. Substantially all homes under construction or completed and included in inventory at January 31, 2007 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our line of credit, preferred stock and senior and senior subordinated indebtedness.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Inventory impairment losses, which include inventory that has been written-off or written-down, increased $38.4 million for the three months ended January 31, 2007, compared to the same period in the prior year. During the first quarter of fiscal 2007, we incurred $46.5 million in write-downs primarily attributable to significant impairments taken as a result of continued deterioration in our Fort Myers operations in the Southeast, as well as smaller impairments in the Northeast and Midwest. In addition, we wrote-off costs in the amount of $3.0 million. These write-offs of $3.0 million were offset by $8.0 million in partially recovered deposits that had been written-off in the prior year.

The following table summarizes the number of buildable homes included in our total residential real estate.

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

January 31, 2007:

Northeast	45	7,293	10,235	17,528
Mid-Atlantic	83	7,290	8,924	16,214
Midwest	35	3,843	2,578	6,421
Southeast	92	12,759	9,440	22,199
Southwest	121	12,526	5,123	17,649
West	60	11,510	2,525	14,035

Consolidated total	436	55,221	38,825	94,046

Unconsolidated joint ventures		5,157	1,555	6,712

Total including unconsolidated joint ventures		60,378	40,380	100,758

Owned		28,480	5,347	33,827
Optioned		23,853	33,478	57,331

Controlled lots		52,333	38,825	91,158

Construction to permanent financing lots		2,888		2,888

Consolidated total		55,221	38,825	94,046

Lots controlled by unconsolidated joint ventures		5,157	1,555	6,712

Total including unconsolidated joint ventures		60,378	40,380	100,758

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes
October 31, 2006:

Northeast	45	7,228	11,293	18,521
Mid-Atlantic	84	7,476	9,352	16,828
Midwest	37	3,608	2,753	6,361
Southeast	85	12,956	10,363	23,319
Southwest	117	13,203	5,202	18,405
West	59	12,018	2,598	14,616

Consolidated total	427	56,489	41,561	98,050

Unconsolidated joint ventures		5,930	817	6,747

Total including unconsolidated joint ventures		62,419	42,378	104,797

Owned		28,546	5,358	33,904
Optioned		24,511	36,203	60,714

Controlled lots		53,057	41,561	94,618

Construction to permanent financing lots		3,432		3,432

Consolidated total		56,489	41,561	98,050

Lots controlled by unconsolidated joint ventures		5,930	817	6,747

Total including unconsolidated joint ventures		62,419	42,378	104,797

The following table summarizes our started unsold homes and models. The decrease in total started unsold homes compared to the prior year is primarily due to a focused effort to sell inventoried homes during the first quarter. In some instances, this required additional incentives to be given to homebuyers on completed unsold homes.

	January 31, 2007			October 31, 2006

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	497	28	525	568	18	586
Mid-Atlantic	336	5	341	376	5	381
Midwest	153	32	185	139	34	173
Southeast	423	69	492	424	63	487
Southwest	706	113	819	809	97	906
West	466	208	674	626	165	791

Total	2,581	455	3,036	2,942	382	3,324

Investments in and advances to unconsolidated joint ventures decreased $6.4 million during the three months ended January 31, 2007. This decrease is due to distributions received during the three months ended January 31, 2007, offset by increases resulting from income from joint ventures not distributed and additional investment in joint ventures. As of January 31, 2007, we have investments in ten homebuilding joint ventures and ten land development joint ventures. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits, and notes decreased $8.4 million to $86.4 million at January 31, 2007. The decrease was primarily due to the reduction of receivables from home sales, which were in transit from various title companies at January 31, 2007.

	Prepaid expenses and other assets are as follows:

	January 31,	October 31,	Dollar
	2007	2006	Change

Prepaid insurance	$14,318	$8,945	$5,373
Prepaid project costs	106,997	97,920	9,077
Senior residential rental properties	8,252	8,352	(100)
Other prepaids	27,924	30,082	(2,158)
Other assets	24,838	30,304	(5,466)

Total	$182,329	$175,603	$6,726

Prepaid insurance increased due to a payment of a full year of certain liability insurance premium costs during the first quarter of fiscal 2007. These costs are amortized over the life of the associated insurance policy. Prepaid project costs increased due to the growth in the number of communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The decrease in other prepaids is partially due to a decrease in prepaid costs related to timing of financing proceeds received on completed models. In addition, other assets decreased for our executive deferred compensation plan, as there were payouts in the first quarter and lower new contributions because of lower bonuses.

At January 31, 2007, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2000.

Definite life intangibles decreased $86.6 million to $78.4 million at January 31, 2007. The decrease was the result of amortization during the three months of $10.1 million, and the write-off of $76.5 million for impaired intangible assets associated with the Fort Myers operations in the Southeast. In the first quarter of fiscal 2007, we determined that the intangible assets associated with our Fort Myers operations in the Southeast were impaired, and wrote off the assets of $76.5 million at January 31, 2007. Of this charge $51.5 million was recorded to intangible amortization on the Condensed Consolidated Statement of Income. The remaining $25 million was recorded against Accrued expenses on the Condensed Consolidated Balance Sheets because at the time of acquisition this was an accrual for contingent purchase price, however, because of the impairment payment will no longer be made.

Income taxes receivable increased $14.4 million as a result of temporary differences between book and tax related to the inventory and intangible impairment charges taken for the Fort Myers operations.

Accounts payable and other liabilities are as follows:

	January 31,	October 31,	Dollar
	2007	2006	Change

Accounts payable	$161,822	$201,785	$(39,963)
Reserves	103,259	104,734	(1,475)
Accrued expenses	53,673	102,794	(49,121)
Accrued compensation	44,060	65,313	(21,253)
Other liabilities	50,855	107,767	(56,912)
Total	$413,669	$582,393	$(168,724)

The decrease in accounts payable was primarily due to timing of payments made during the quarter related to the high level of invoices received and recorded in the fourth quarter of fiscal 2006. The decrease in accrued expenses is due to payments of accrued acquisition earnout obligations as well as cash payments made for land options that were terminated and accrued in the fourth quarter of fiscal 2006. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2006 fourth quarter bonuses during the first quarter of 2007, combined with lower accrued bonuses for the first quarter of fiscal 2007. The decrease in other liabilities is mainly due to the reduction of an accrual for contingent purchase price on an acquisition. Also contributing to the decrease was a decrease in deferred revenue for homes financed through our wholly-owned mortgage subsidiary, in accordance with our revenue recognition policy.

Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $166.4 million and $282 million at January 31, 2007 and October 31, 2006, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. The decrease in the receivable from October 31, 2006 is directly related to a decrease in the amount of loans financed at January 31, 2007.

Nonrecourse land mortgages increased $9.6 million to $35.7 million at January 31, 2007. The increase is primarily due to new agreements entered into in the first quarter of fiscal 2007. These new agreements were executed in the Northeast and Mid-Atlantic in connection with land purchases in those segments.

Customer deposits decreased $42.4 million to $142.5 million at January 31, 2007. The decrease is partially due to the reduction in the number of homes in backlog from 8,496 at October 31, 2006 to 7,800 at January 31, 2007. Also contributing to the decrease was less cash received in excess of billings related to homes that have customer construction financing arrangements in the Southeast.

Mortgage warehouse line of credit decreased $116.8 million to $153.4 million at January 31, 2007. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2006 to January 31, 2007.

Accrued interest decreased $23.7 million to $27.4 million at January 31, 2007. The decrease is primarily attributable to the first-time payments made on the senior notes we issued in fiscal 2006.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2007 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2006

Total revenues:

Compared to the same prior period, revenues increased as follows:

	Three Months Ended
	January 31, 2007	January 31, 2006	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$1,135,916	$1,246,197	$(110,281)	(8.9)%
Land sales and other revenues	8,337	12,533	(4,196)	(33.5)%
Financial services	21,548	19,262	2,286	11.9%

Total revenues	$1,165,801	$1,277,992	$(112,191)	(8.8)%

Homebuilding:

Compared to the same prior period, homebuilding revenues decreased $110.3 million or 8.9% during the three months ended January 31, 2007 as a result of lower deliveries in the first quarter of fiscal 2007. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see section titled “Land Sales and Other Revenues” below.

Information on homes delivered by market area is set forth below:

	Three Months Ended January 31,

	2007	2006
	(Dollars in Thousands)
Northeast:
Dollars	$213,286	$196,299
Homes	460	442

Mid-Atlantic:
Dollars	$222,688	$197,878
Homes	470	379

Midwest:
Dollars	$38,579	$29,203
Homes	196	170

Southeast(1):
Dollars	$217,725	$269,778
Homes	814	1,148

Southwest:
Dollars	$176,170	$183,259
Homes	787	872

West:
Dollars	$267,468	$369,780
Homes	539	834

Consolidated total:
Dollars	$1,135,916	$1,246,197
Homes	3,266	3,845

Unconsolidated joint
ventures:
Dollars	$108,496	$214,612
Homes	289	585

Totals:
Housing revenues	$1,244,412	$1,460,809
Homes delivered	3,555	4,430

(1)	Southeast includes deliveries from our acquisition of CraftBuilt Homes in April 2006 with deliveries in South Carolina and Georgia.

                An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts(1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
	2007	2006	2007	2006
	(Dollars in Thousands)
Northeast:
Dollars	$175,048	$195,021	$564,067	$710,217
Homes	386	460	1,144	1,601

Mid-Atlantic:
Dollars	$192,639	$187,374	$534,211	$702,516
Homes	431	352	1,095	1,354

Midwest:
Dollars	$55,945	$29,380	$137,355	$93,281
Homes	254	148	726	559

Southeast (2):
Dollars	$40,021	$314,027	$895,371	$1,539,586
Homes	144	1,015	3,143	5,864

Southwest :
Dollars	$166,202	$170,704	$219,183	$276,116
Homes	731	801	943	1,225

West:
Dollars	$274,853	$257,151	$338,617	$686,500
Homes	624	574	749	1,493

Consolidated total:
Dollars	$904,708	$1,153,657	$2,688,804	$4,008,216
Homes	2,570	3,350	7,800	12,096

Unconsolidated joint ventures:
Dollars	$(2,170)	$108,572	$410,104	$924,762
Homes	43	274	884	2,029

Totals:
Dollars	$902,538	$1,262,229	$3,098,908	$4,932,978
Homes	2,613	3,624	8,684	14,125

(1) Net contracts are defined as new contracts during the period for the purchase of homes, less cancellations of prior contracts.

(2) The number and the dollar amount of net contracts and contract backlog in the Southeast in 2006 include the effects of the CraftBuilt Homes acquisition, which closed in April 2006.

Our reported level of net contracts has been impacted by a slowdown in the pace in most of the Company’s segments and an increase in our cancellation rates over the past several quarters, due to weakening market conditions. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures. Excluding the Fort Myers operations in the Southeast, the contract cancellation rate as a percentage of gross contracts was 29% for the first quarter of fiscal 2007.

Quarter	2003	2004	2005	2006	2007

First	23%	23%	27%	30%	36%
Second	18%	19%	21%	32%
Third	21%	20%	24%	33%
Fourth	25%	24%	25%	35%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of backlog. For comparison, the following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2003	2004	2005	2006	2007

First	16%	14%	15%	12%	18%
Second	15%	14%	14%	16%
Third	15%	12%	15%	16%
Fourth	19%	16%	12%	20%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. Cancellations also occur as a result of buyer failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Cancellation rates can be higher in markets where buyers sign contracts so as to tie up a house they like and then cancel within the rescission period once they reach a final decision on the house they want. This situation is more common in certain markets, particularly California. However, in recent quarters we have experienced a higher than normal number of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in the contract price. In some cases the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. We expect that cancellation rates will return to a more normal level at some point as prices stabilize, but it is difficult to predict when this will occur, and the timing will vary by market.

               Cost of sales includes expenses for consolidated housing and land and lot sales, including impairment loss and land option write-offs (defined as “land charges” in the schedules below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended January 31,
	2007	2006

Sale of homes	$1,135,916	$1,246,197

Cost of sales, excluding interest	931,483	926,822

Homebuilding gross margin, before cost of sales interest expense	204,433	319,375

Cost of sales interest expense, excluding land sales interest expense	26,816	16,111
Homebuilding gross margin, after cost of sales interest expense	177,617	303,264

Land charges	41,474	3,109

Homebuilding gross margin, after cost of sales interest expense and land charges	$136,143	$300,155

Gross margin percentage, before cost of sales interest expense and land charges	18.0%	25.6%

Gross margin percentage, after cost of sales interest expense, before land charges	15.6%	24.3%

Gross margin percentage, after cost of sales interest expense and land charges	12.0%	24.1%

                Cost of Sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended January 31,

	2007	2006

Sale of homes	100.0%	100.0%

Cost of sales, excluding interest:
Housing, land & development costs	71.2%	65.8%
Commissions	2.9%	2.3%
Financing concessions	1.3%	0.9%
Overheads	6.6%	5.4%
Total cost of sales, before interest expense	82.0%	74.4%
Gross margin percentage, before cost of sales interest expense and land charges	18.0%	25.6%

Cost of sales interest	2.4%	1.3%
Gross margin percentage, after cost of sales interest expense and before land charges	15.6%	24.3%

The following table represents gross margin percentage before interest and land charges:

	Three Months Ended
	January 31, 2007	January 31, 2006
Northeast	23.4%	29.3%
Mid-Atlantic	23.7%	31.9%
Midwest	9.7%	13.3%
Southeast	14.7%	20.8%
Southwest	16.6%	20.5%
West	13.8%	27.3%
Total homebuilding gross margin %	18.0%	25.6%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Historically, homes in highly regulated markets in the Northeast, Mid-Atlantic and West have higher margins than homes in less regulated markets. However, in the West the margins are lower than recent years due to current market conditions. The consolidated gross margins, before interest expense decreased to 18.0% during the three months ended January 31, 2007 compared to 25.6% for the same period last year. For the past several years, including the first quarter of 2006, our gross margin has been higher than where we would expect to see our normalized margins, which is approximately between 20% and 22%. Decreased percentages in the first quarter of 2007 are primarily the result of decreased sales prices and increased buyer concessions. The declining pace of sales in our markets in 2006 and 2007 has led to intense competition in many of our specific community locations. In order to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered some base prices, all of which have impacted our margins significantly. In addition, homes where contracts have cancelled have typically been resold at a lower price, resulting in a further decline in margins. As discussed in “Homebuilding Results by Segment” below, several of our segments experienced increases in average selling prices in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. It should be noted however, that these increases are primarily the result of geographic and community mix of our deliveries, rather than an ability to increase home prices.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues increased to 11.6% for the three months ended January 31, 2007, compared to 10.7% for the three months ended January 31, 2006 primarily as the result of lower sales prices. Such expenses decreased $3.1 million for the three months ended January 31, 2007 compared to the same period last year. Included in these expenses are reductions in compensation due to decreased personnel and bonuses, offset to an extent by increased advertising costs associated with new community openings and more active selling communities in total, as well as additional advertising expenditures to generate traffic and sales during current slower market conditions.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended January 31,
	2007	2006

Land and lot sales	$3,599	$10,555
Cost of sales, excluding interest	2,492	7,865
Land and lot sales gross margin, excluding interest	1,107	2,690
Land sales interest expense	56	458
Land and lot sales gross margin, including interest	$1,051	$2,232

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales in the first three months of the year were less than the first three months of 2006, and for the full fiscal year 2007, we expect pre-tax profit from land sales to be lower than they were in fiscal 2006. The decrease in land sales and land sale profits has to do with our strategic decision in fiscal 2006 to sell some portion of the communities of a few larger developments that we had undertaken, to one or more other builders. Many of these sales are at break even. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.

Other Revenues include income from contract cancellations, where the deposit has been forfeited due to contract terms, interest income, cash discounts and miscellaneous one-time receipts.

HOMEBUILDING OPERATIONS BY SEGMENT

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 8.7% in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a 4.1% increase in homes delivered and a 4.4% increase in average selling price as the mix of communities delivered in 2007 was different than 2006. Income before income taxes was down $19.2 million to $16.5 million in the first quarter mainly due to a 590 basis point reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive and a $1.2 million in the first quarter increase in selling, general, and administrative costs for growth in open communities.

Mid-Atlantic - Homebuilding revenues increased 12.5% in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a 24.0% increase in homes delivered offset by a 9.3% decrease in average selling price as the mix of communities delivered in 2007 was different than 2006. Income before income taxes was down $10.3 million to $26.3 million in the first quarter mainly due to an 824 basis point reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Midwest - Homebuilding revenues increased 32.1% in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a 15.3% increase in homes delivered and a 14.6% increase in average selling price. The increases in homes delivered and average selling prices were the result of organic growth in this segment in Cleveland, Illinois and Minnesota, all operations that we started or acquired since 2004. Despite the growth in revenues, the segment loss before income taxes increased $5.2 million to a loss of $10.5 million in the first quarter. This was due to a 360 basis point reduction in gross margin percentage before interest expense and a $1.7 million increase in selling, general and administrative costs, due to growth in open communities.

Southeast - Homebuilding revenues decreased 19.3% in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a 29.1% decrease in homes delivered offset by a 13.8% increase in average selling price. The primary reason for the decrease in deliveries is the recent declining conditions in the Florida market. This segment had a loss of $87.8 million for the first quarter of 2007 compared to income of $23.0 million in the first quarter of 2006. This is mainly due to $41.9 million in inventory impairments taken in the first quarter of 2007 with respect to our Fort Myers operations, a $51.5 million impairment in the first quarter of intangibles relating to our Fort Myers operations and a 610 basis point reduction in gross margin percentage before interest expense.

Southwest - Homebuilding revenues decreased 3.9% in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a 9.7% decrease in homes delivered offset by a 6.5% increase in average selling price. The reduction in deliveries came from a decline in the activity in the Arizona market. Income before income taxes decreased $6.8 million to $6.7 million in 2007 mainly due to a 390 basis point reduction in gross margin percentage before interest expense.

West - Homebuilding revenues decreased 27.7% in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a 35.4% decrease in homes delivered offset by a 11.9% increase in average selling price. The decrease in deliveries was the result of the more competitive and slowing housing market in California throughout 2007. This reduced revenue was further compounded by a 1,350 basis point reduction in gross margin percentage before interest expense offset by a $3.3 million decrease in selling, general and administrative expenses in the first quarter. As a result of the above, income before income taxes decreased $52.0 million to a loss of $.7 million in 2007.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three months ended January 31, 2007, financial services provided a $8.5 million profit before income taxes, compared to a profit of $5.7 million for the same period in 2006, respectively. The increase in pretax profit for the three months ended January 31, 2007 is due to increased mortgage settlements, an increase in the average price of settlements, a shift to more fixed rate loans and minimal fluctuations of expenses.

Corporate General and Administrative

Corporate general and administrative expenses represent the operations at our headquarters in Red Bank, New Jersey. These expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses decreased to 1.9% for the three months ended January 31, 2007 from 2.2% for the prior year’s three months. Corporate general and administrative expenses decreased $5.1 million during the three months ended January 31, 2007, compared to the same period last year. This decrease is primarily attributed to a decrease in staff and decreased compensation related to bonuses.

Other Interest

Other interest increased $0.4 million for the three months ended January 31, 2007, compared to three months ended January 31, 2006. This slight increase for the three months is primarily due to mortgage interest expense incurred on our new Corporate Headquarters.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations decreased to $1.5 million for the three months ended January 31, 2007, compared to $7.0 million for the three months ended January 31, 2006, respectively. The decrease is primarily due to decreased accrued earnout obligations, resulting from two earnout agreements ending and lower profits in the first quarter of fiscal 2007, compared to the same period in the prior year.

Intangible Amortization

We are amortizing our definite life intangibles over their expected useful life, ranging from three to eight years. Intangible amortization increased $49.9 million for the three months ended January 31, 2007, when compared to the same period last year. This increase was primarily the result of the write-off of intangible assets for the Fort Myers operations in the Southeast during the quarter, as previously discussed above.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS No. 156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are currently evaluating the impact, if any, that SFAS 157 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders' equity. The recognition of funded status provision of SFAS 158 applies prospectively and is effective for fiscal years ending after December 15, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the fiscal year end effective for fiscal years ending after December 15, 2008. We do not expect SFAS 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, "Applicability of the Assessment of a Buyer's Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums." EITF 06-8 states that the adequacy of the buyer's continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We do not expect EITF No. 06-8 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting to Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company’s first quarter ending January 31, 2008. We are in the process of assessing the impact, if any, this will have on our consolidated financial position, results of operations or cash flows.

Total Taxes

Total taxes as a percentage of (loss)/income before taxes decreased for the three months ended January 31, 2007 to 18% from 37.8% for the three months ended January 31, 2006, as certain of the impairment charges associated with our Fort Myers operations were not deductible for tax purposes and therefore did not provide a tax benefit. For the remaining quarters of fiscal 2007, we expect our effective tax rate to approximate prior year percentages.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 59% of our homebuilding cost of sales.

Mergers and Acquisitions

On April 17, 2006, we acquired for cash the assets of CraftBuilt Homes, a privately held homebuilder headquartered in Bluffton, South Carolina. The acquisition expanded our operations into the coastal markets of South Carolina and Georgia. CraftBuilt Homes designs, markets and sells single family detached homes. Due to its close proximity to Hilton Head, CraftBuilt Homes focuses on first-time, move-up, empty-nester and retiree homebuyers. This acquisition was accounted for as a purchase with the results of its operations included in our consolidated financial statements as of the date of the acquisition.

In connection with the CraftBuilt Homes acquisition, we have definite life intangible assets equal to the excess purchase price over the fair value of net tangible assets of $4.5 million in the aggregate. We are amortizing the definite life intangibles over their estimated lives.

On May 1, 2006, we acquired through the issuance of 175,936 shares of Class A common stock substantially all of the assets of two mechanical contracting businesses. These acquisitions were accounted for as purchases with the results of their operations included in our consolidated financial statements as of the date of acquisition.

All fiscal 2006 acquisitions provide for other payments to be made, generally dependant upon achievement of certain future operating and return objectives.

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

Certain risks, uncertainties, and other factors are described in detail in Item 1 “Business” and Item 1A “Risk Factors” in our Form 10-K for the year ended October 31, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of January 31, 2007, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (“FMV”).

	As of January 31, 2007

	Expected Maturity Date

	2007	2008	2009	2010	2011	Thereafter	Total	FMV @ 1/31/07
	(Dollars in Thousands)
Long term debt(1):
Fixed rate	$175,982	$711	$760	$100,813	$870	$1,835,360	$2,114,496	$2,087,290
Average interest rate	9.59%	6.69%	6.71%	6.01%	6.76%	7.26%	7.39%

(1) Does not include the mortgage warehouse line of credit.

In addition, we have reassessed the market risk for our variable rate debt, which is based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association’s prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Revolving Credit Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. We believe that a one percent increase in this rate would have an approximate $0.3 million increase in interest expense for the three months ended January 31, 2007, assuming an average of $112.9 million of variable rate debt outstanding from November 1, 2006 to January 31, 2007.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2007. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, in November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations in Riverside County, California and El Dorado County, California of certain storm water discharge rules. The Riverside County notice assessed an administrative civil liability of $236,895 and in March 2006, we agreed to make a donation of $118,447 to the County of Riverside, California and paid a fine of $118,448 to the State of California. In October 2006, we agreed to pay a fine of $300,000 to the County of El Dorado, California and have tentatively agreed to a pay a fine of $300,000 to the State of California with respect to the El Dorado notice.

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

On September 26, 2006, a stockholder derivative action was filed in the Superior Court of New Jersey, Monmouth County, against certain of our current and former officers and directors, captioned as Michael Crady v. Ara K. Hovnanian et al., Civil Action No. L-4380-06. The complaint alleges, among other things, breach of fiduciary duty in connection with certain of our historical stock option grants. An amended complaint, containing similar allegations, was filed on January 11, 2007. The amended complaint seeks an award of damages, disgorgement of certain stock options and any proceeds of certain stock options, equitable relief and an award of fees and expenses. The parties have agreed to extend the time we have to respond to the amended complaint. We have engaged counsel with respect to the claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases of shares of our Class A Common Stock made by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the first fiscal quarter of 2007.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs

November 1, 2006 through November 30, 2006				812,668

December 1, 2006 through December 31, 2006				812,668

January 1, 2007 through January 31, 2007	200,000	31.50	200,000	612,668

Total	200,000	31.50	200,000

(1) In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

No shares of our Class B Common Stock or of our 7.625% Series A Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the first fiscal quarter of 2007.

Item 6.	Exhibits

Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

Exhibit 3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant. (2)

Exhibit 3(c) Certificate of Amendment of Certificate of Incorporation of the Registrant. (3)

Exhibit 3(d) Restated Bylaws of the Registrant. (4)

Exhibit 4(a) Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(5)

Exhibit 10(a) Sixth Amended and Restated Credit Agreement dated May 31, 2006. (6)

Exhibit 10(b) Amended and Restated Guaranty and Suretyship Agreement, dated May 31, 2006. (6)

Exhibit 10(c) Credit Agreement, dated as of October 11, 2006. (7)

Exhibit 10(d) Agreement for Letter of Credit, dated as of October 11, 2006.(7)

Exhibit 31(a) Rule 13a-14(a)/15d-14(a)Certification of Chief Executive Officer.

Exhibit 31(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32(a) Section 1350 Certification of Chief Executive Officer.

Exhibit 32(b) Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(2)	Incorporated by reference to Exhibit 4.2 to Registration Statement (No. 333-106761) on Form S-3 of the Registrant.

(3)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2004.

(4)	Incorporated by reference to Exhibit 3.2 to Registration Statement (No. 1-08551) on Form 8-A of the Registrant.

(5)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on July 13, 2005.

(6)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on June 6, 2006.

(7)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on October 12, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 12, 2007
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer

DATE:	March 12, 2007
/S/PAUL W. BUCHANAN
Paul W. Buchanan,
Senior Vice President/
Corporate Controller