Form 10-Q
period 2007-04-30
HOVNANIAN ENTERPRISES INC
filed 2007-06-11
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For quarterly period ended APRIL 30, 2007 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,548,429 shares of Class A Common Stock and 14,649,568 shares of Class B Common Stock were outstanding as of June 1, 2007.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX

PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of April 30,
2007 (unaudited) and October 31, 2006	3

Condensed Consolidated Statements of Operations for the
three and six months ended April 30, 2007 and 2006 (unaudited)	5

Condensed Consolidated Statement of Stockholders'
Equity for the six months ended April 30, 2007 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for
the six months ended April 30, 2007 and 2006 (unaudited)	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	49

Item 4. Controls and Procedures	50

PART II. Other Information
Item 1. Legal Proceedings	51

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	52

Item 4. Submission of Matters to a Vote of Security Holders	53

Item 5. Other Information	53

Item 6. Exhibits	54

Signatures	56

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	April 30, 2007	October 31, 2006
ASSETS
	(unaudited)
Homebuilding:
Cash and cash equivalents	$10,144	$43,635

Restricted cash	11,332	9,479

Inventories - at the lower of cost or fair value:
Sold and unsold homes and lots under development	3,428,811	3,297,766

Land and land options held for future
development or sale	392,274	362,760

Consolidated inventory not owned:
Specific performance options	14,996	20,340
Variable interest entities	185,443	208,167
Other options	216,006	181,808

Total consolidated inventory not owned	416,445	410,315

Total inventories	4,237,530	4,070,841

Investments in and advances to unconsolidated
joint ventures	215,962	212,581

Receivables, deposits, and notes	82,904	94,750

Property, plant, and equipment – net	113,098	110,704

Prepaid expenses and other assets	182,324	175,603

Goodwill	32,658	32,658

Definite life intangibles	71,814	165,053

Total homebuilding	4,957,766	4,915,304

Financial services:
Cash and cash equivalents	9,387	10,688
Restricted cash	8,777	1,585
Mortgage loans held for sale	133,326	281,958
Other assets	6,637	10,686

Total financial services	158,127	304,917

Income taxes receivable – including deferred
tax benefits	293,139	259,814

Total assets	$5,409,032	$5,480,035

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	April 30, 2007	October 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Homebuilding:
Nonrecourse land mortgages	$10,190	$26,088
Accounts payable and other liabilities	381,252	582,393
Customers’ deposits	127,232	184,943
Nonrecourse mortgages secured by operating
properties	23,341	23,684
Liabilities from inventory not owned	261,438	205,067

Total homebuilding	803,453	1,022,175

Financial services:
Accounts payable and other liabilities	15,284	12,158
Mortgage warehouse line of credit	121,837	270,171

Total financial services	137,121	282,329

Notes payable:
Revolving credit agreement	412,300
Senior notes	1,650,336	1,649,778
Senior subordinated notes	400,000	400,000
Accrued interest	49,812	51,105

Total notes payable	2,512,448	2,100,883

Total liabilities	3,453,022	3,405,387

Minority interest from inventory not owned	94,533	130,221

Minority interest from consolidated joint ventures	1,599	2,264

Stockholders’ equity:
Preferred stock, $.01 par value-authorized 100,000
shares; issued 5,600 shares at April 30,
2007 and at October 31, 2006 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value-authorized
200,000,000 shares; issued 59,232,205 shares at
April 30, 2007 and 58,653,723 shares at
October 31, 2006 (including 11,694,720 shares
at April 30, 2007 and 11,494,720 shares at
October 31, 2006 held in Treasury)	592	587
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) authorized
30,000,000 shares; issued 15,341,316 shares at
April 30, 2007 and 15,343,410 shares at
October 31, 2006 (including 691,748 shares at
April 30, 2007 and October 31, 2006 held in
Treasury)	153	153
Paid in capital – common stock	265,286	253,262
Retained earnings	1,573,805	1,661,810
Treasury stock - at cost	(115,257)	(108,948)

Total stockholders’ equity	1,859,878	1,942,163

Total liabilities and stockholders’ equity	$5,409,032	$5,480,035

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Revenues:
Homebuilding:
Sale of homes	$1,058,014	$1,479,548	$2,193,930	$2,725,745
Land sales and other revenues	34,761	73,382	43,098	85,915

Total homebuilding	1,092,775	1,552,930	2,237,028	2,811,660
Financial services	17,883	21,191	39,431	40,453

Total revenues	1,110,658	1,574,121	2,276,459	2,852,113

Expenses:
Homebuilding:
Cost of sales, excluding interest	903,810	1,180,299	1,837,785	2,114,986
Cost of sales interest	28,756	20,283	55,628	36,852
Inventory impairment loss and land
option write-offs	34,353	5,595	75,827	8,704

Total cost of sales	966,919	1,206,177	1,969,240	2,160,542

Selling, general and administrative	137,637	151,853	269,779	287,087

Total homebuilding	1,104,556	1,358,030	2,239,019	2,447,629

Financial services	11,628	14,517	24,698	28,047

Corporate general and administrative	19,558	25,911	42,191	53,633

Other interest	6,666	700	7,886	1,520

Other operations	805	8,521	2,258	15,522

Intangible amortization	6,718	13,391	68,274	25,060

Total expenses	1,149,931	1,421,070	2,384,326	2,571,411

(Loss) income from unconsolidated
joint ventures	(2,160)	9,497	(195)	17,072

(Loss) income before income taxes	(41,433)	162,548	(108,062)	297,774

State and federal income tax
(benefit)/provision:
State	1,094	6,235	(1,252)	11,109
Federal	(14,468)	52,664	(24,143)	98,920

Total taxes	(13,374)	58,899	(25,395)	110,029

Net (loss) income	(28,059)	103,649	(82,667)	187,745
Less: preferred stock dividends	2,669	2,669	5,338	5,338

Net (loss) income available to common
stockholders	$(30,728)	$100,980	$(88,005)	$182,407
Per share data:
Basic:
(Loss) income per common share	$(0.49)	$1.60	$(1.40)	$2.90
Weighted average number of common
shares outstanding	63,004	62,919	62,953	62,864
Assuming dilution:
(Loss) income per common share	$(0.49)	$1.55	$(1.40)	$2.80
Weighted average number of common
shares outstanding	63,004	65,106	62,953	65,254

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In Thousands Except Share Amounts) (Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance, October 31, 2006	47,159,003	$587	14,651,662	$153	5,600	$135,299	$253,262	$1,661,810	$(108,948)	$1,942,163

Preferred dividends declared ($953.21 per share)								(5,338)		(5,338)

Stock options amortization and issuances, net of tax	398,817	4					11,670			11,674

Restricted stock amortization, issuances and forfeitures, net of tax	177,571	1					354			355

Conversion of Class B to Class A common stock	2,094		(2,094)							-

Treasury stock purchases	(200,000)								(6,309)	(6,309)
Net loss								(82,667)		(82,667)

Balance, April 30, 2007	47,537,485	$592	14,649,568	$153	5,600	$135,299	$265,286	$1,573,805	$(115,257)	$1,859,878

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited)
	Six Months Ended
	April 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(82,667)	$187,745
Adjustments to reconcile net (loss)/income to net cash
used in operating activities:
Depreciation	8,972	6,319
Intangible amortization	68,274	25,060
Compensation from stock options and awards	12,455	16,955
Amortization of bond discounts	558	508
Excess tax benefits from share-based payment	(2,467)	(3,802)
Loss (gain) on sale and retirement of property
and assets	(2)	145
(Loss)/income from unconsolidated joint ventures	195	(17,072)
Distributions from unconsolidated joint ventures	464	9,829
Deferred income taxes	(17,148)	(40,761)
Impairment and land option deposit write-offs	75,827	8,704
Decrease (increase) in assets:
Mortgage notes receivable	148,646	(2,940)
Restricted cash, receivables, prepaids and
other assets	27,745	44,128
Inventories	(214,732)	(805,208)
(Decrease) increase in liabilities:
State and federal income taxes	(16,177)	(45,986)
Customers’ deposits	(52,706)	(20,977)
Interest and other accrued liabilities	(143,377)	5,349
Accounts payable	(49,594)	(10,705)
Net cash used in operating activities	(235,734)	(642,709)
Cash flows from investing activities:
Net proceeds from sale of property and assets	557	166
Purchase of property, equipment and other fixed
assets and acquisitions	(33,246)	(44,454)
Investments in and advances to unconsolidated
joint ventures	(27,008)	(17,343)
Distributions from unconsolidated joint ventures	22,878	271
Net cash used in investing activities	(36,819)	(61,360)
Cash flows from financing activities:
Proceeds from mortgages and notes	35,075	47,736
Net proceeds (payments) related to revolving
credit agreement	412,300	275,000
Net proceeds (payments) related to mortgage
warehouse line of credit	(148,334)	(3,668)
Proceeds from senior debt		300,000
Payments of issuance costs		(90)
Principal payments on mortgages and notes	(54,960)	(58,529)
Excess tax benefits from share-based payment	2,467	3,802
Preferred dividends paid	(5,338)	(5,338)
Purchase of treasury stock	(6,309)	(14,153)
Proceeds from sale of stock and employee stock plan	2,860	714
Net cash provided by financing activities	237,761	545,474
Net (decrease) in cash	(34,792)	(158,595)
Cash and cash equivalents balance, beginning
of period	54,323	211,273
Cash and cash equivalents balance, end of period	$19,531	$52,678

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Six Months Ended
	April 30,
	2007	2006

Supplemental disclosures of cash flow:
Cash paid during the period for:
Interest	$68,371	$37,296
Income taxes	$5,316	$165,446
Supplemental disclosures of noncash operating
activities:
Consolidated inventory not owned:
Specific performance options	$13,631	$9,385
Variable interest entities	168,548	363,888
Other options	213,491	134,015
Total inventory not owned	$395,670	$507,288

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

The Company’s reportable segments consist of six Homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and the Financial Services segment (see Note 13).

2. For the three and six months ended April 30, 2007, the Company’s total stock-based compensation expense was $6.0 million ($4.1 million net of tax) and $12.5 million ($9.5 million net of tax), respectively. Included in this total stock-based compensation expense was expense for stock options of $3.1 million ($2.1 million net of tax) and $6.4 million ($4.9 million net of tax) for the three and six months ended April 30, 2007, respectively.

3. Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Interest capitalized at
beginning of period (1)	$120,054	$61,781	$102,849	$48,366
Plus interest incurred (2)	53,501	36,250	98,798	67,054
Less cost of sales interest
expensed (3)	28,756	20,283	55,628	36,852
Less other interest expensed	6,666	700	7,886	1,520
Interest capitalized at
end of period	$138,133	$77,048	$138,133	$77,048

(1) Beginning balance for 2006 does not include interest incurred of $2.3 million which is capitalized in property, plant, and equipment.

(2) Data does not include interest incurred by our mortgage and finance subsidiaries.

(3) Represents interest on borrowings for construction, land and development costs, which are charged to interest expense when homes are delivered.

4. Accumulated depreciation at April 30, 2007 and October 31, 2006 amounted to $51.2 million and $43.7 million, respectively, for our homebuilding assets.

5. In accordance with Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of or Disposal of Long Lived Assets”, we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. For land held for sale we recorded impairment losses if the fair value less cost to sell is below the carrying amount. For the three months ended April 30, 2007 and 2006, we recorded impairment losses of $29.8 million and zero, respectively, and $76.3 million and $1.6 million during the six months ended April 30, 2007 and 2006, respectively. Of the fiscal 2007 amount, $49.4 million ($41.9 million in the first quarter and $7.5 million in the second quarter) was for our Fort Myers – Cape Coral (“Fort Myers”) operations in the Southeast, as a result of a continued decline in sales pace and general market conditions, as well as increased cancellation rates during the year. The remaining inventory impairments recorded during the second quarter were $4.4 million in the Northeast, $2.9 million in the Midwest, $0.3 million in the Southwest, and $14.7 million in the West. For the six months ended April 30, 2007, in addition to the impairment in Fort Myers, inventory impairments recorded were $5.8 million in the Northeast, $6.1 million in the Midwest, $0.3 million in the Southwest, and $14.7 million in the West.

In addition, from time to time, we write off certain residential land options, including approval and engineering costs for land we decided not to purchase, at the earlier of the option expiration or the decision to terminate the option. We wrote off such costs in the amount of $4.5 million and $5.6 million during the three months ended April 30, 2007 and 2006, respectively, and $7.5 million and $7.1 million during the six months ended April 30, 2007 and 2006, respectively. These write-offs in the six months ended April 30, 2007 were offset by $8.0 million in recovered deposits that had been written off in the prior year as walk-away costs because, in certain instances where we walked away from option contracts in the fourth quarter of fiscal 2006, we took legal action to recover our deposits. In two of these cases we were successful and received a portion of our deposit back in the first quarter of fiscal 2007. Residential inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Operations as “Homebuilding-inventory impairment loss and land option write-offs”.

6. We provide a warranty accrual for repair costs over $1,000 that are not covered by our general liability insurance to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs under our general liability insurance deductible as part of selling, general and administrative costs. For homes delivered in fiscal 2007, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges incurred in the warranty accrual and general liability accrual for the three and six months ended April 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006

Balance, beginning of period	$91,670	$87,631	$93,516	$86,706
Additions	10,445	5,066	18,871	12,330
Company acquisitions during period		186		186
Charges incurred	(11,384)	(2,650)	(21,656)	(8,989)
Balance, end of period	$90,731	$90,233	$90,731	$90,233

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

Insurance claims paid by our insurance carriers were $0.8 million and $4.8 million for the six months ended April 30, 2007 and 2006, respectively, for prior year deliveries.

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

In addition, in November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations in Riverside County, California and El Dorado County, California of certain storm water discharge rules. The Riverside County notice assessed an administrative civil liability of $236,895 and in March 2006, we agreed to make a donation of $118,447 to Riverside County, California and paid a fine of $118,448 to the State of California. In October 2006, we agreed to pay a fine of $300,000 to the County of El Dorado, California and have tentatively agreed to a pay a fine of $300,000 to the State of California with respect to the El Dorado notice.

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

Our sales and customer financing processes are subject to the jurisdiction of the U. S. Department of Housing and Urban Development ("HUD"). In connection with the Real Estate Settlement Procedures Act, HUD has inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD's inquiries. After an audit inspection, HUD has recommended that the Company indemnify HUD against any losses that it may sustain with respect to five loans that it alleges were improperly underwritten. The Company has agreed to such indemnification and does not anticipate that any losses with respect to such loans will be material. HUD also recommended that the Company refund a total of $5,190 in connection with seventeen loans; the Company has agreed to provide this refund. The Company has requested that HUD reconsider its request that the Company refund an additional $24,833 with respect to sixty-five loans. The Company has also agreed to certain changes recommended by HUD in its quality control plans.

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

The Company has been named as a defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Eastern District of Pennsylvania, Mark W. Mellar et al v. Hovnanian Enterprises, Inc. et al, asserting that the Company’s sales of homes along with the financing of home purchases and the provision of title insurance by affiliated companies violated the Real Estate Settlement Procedures Act. The Company has not yet been served and is reviewing the matter.

A subsidiary of the Company has been named as defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell et al v. D’Allesandro & Woodyard et al, alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the Company’s subsidiary’s homes in Fort Myers, Florida. The Company has not yet been served and is reviewing the matter.

8. As of April 30, 2007 and October 31, 2006, respectively, we are obligated under various performance letters of credit amounting to $386.1 million and $453.4 million.

9. Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of lenders provides a revolving credit line and letter of credit line of $1.5 billion through May 2011. The facility contains an accordion feature under which the aggregate commitment can be increased to $2.0 billion subject to the availability of additional commitments. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. As of April 30, 2007 and October 31, 2006, the outstanding balance under the Agreement was $412.3 million and zero, excluding letters of credit of $136.1 million and $329.8 million, respectively. The Agreement has covenants that restrict, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the borrower, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur lines, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Agreement also requires the Company to stay within specified financial ratios. The Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of April 30, 2007, we were in compliance with the covenants under the Agreement.

On October 11, 2006, (a) we, K. Hovnanian and certain of our subsidiaries as guarantors entered into a Credit Agreement (the "Credit Agreement") with Citicorp USA, Inc., as administrative agent and issuing bank, the lenders from time to time party thereto, and The Bank of New York, as paying agent, and (b) K. Hovnanian entered into an Agreement for Letter of Credit (the "LC Agreement") with Citibank, N.A ("Citibank"). Under the Credit Agreement, K. Hovnanian has the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit (the "Security Letter of Credit") up to an aggregate availability of $125 million. On November 14, 2006, per the accordion feature provided for in the Credit Agreement, the aggregate commitments under the Credit Agreement were increased to $250 million. The Security Letter of Credit will serve as security for any letters of credit that may be issued under the LC Agreement. Under the LC Agreement, K. Hovnanian may request Citibank to issue letters of credit up to the aggregate maximum amount of the Security Letter of Credit. Loans under the Credit Agreement will bear interest at various rates based on (1) an alternate base rate determined by reference to the higher of (a) Citibank's base rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one day, one or two week, or one, two, three or six month interest period as selected by K. Hovnanian.

The Credit Agreement has covenants that restrict Hovnanian and certain of its subsidiaries', including K. Hovnanian's, ability to grant liens and enter into consolidations, mergers and transfers of all or substantially all of their respective assets. The Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. Borrowings under the Credit Agreement may be used for general corporate purposes. As of April 30, 2007 and October 31, 2006, the outstanding balance under the Credit Agreement was zero, excluding letters of credit of $250.0 million and $123.6 million, respectively. As of April 30, 2007, we were in compliance with our loan covenants.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $150 million through March 13, 2008. Interest is payable monthly at the LIBOR Rate plus 0.9%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. We also have a commercial paper facility in the amount of $150 million. The facility expires on April 18, 2008 and interest is payable monthly at the LIBOR Rate plus 0.40%. We believe that we will be able to extend the facilities beyond their current expiration dates or negotiate replacement facilities, but there can be no assurance of such extension or replacement facilities. As of April 30, 2007 and October 31, 2006, borrowings under both agreements were $121.8 million and $270.2 million, respectively. The agreements require K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of April 30, 2007, we were in compliance with the covenants of these agreements.

10. At April 30, 2007, we had $1,655.3 million of outstanding senior notes ($1,650.3 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At April 30, 2007, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010.

Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions and covenant restrictions, may do so from time to time. The indentures governing the senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The indentures contain events of default which would permit the holders of the senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of April 30, 2007, we were in compliance with the covenants of these indentures.

11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock, of 2.2 million and 2.4 million for the three and six months ended April 30, 2006, respectively. For the three and six months ended April 30, 2007 there were no incremental shares attributed to non-vested stock and outstanding options to purchase common stock because we had a net loss for the period, and any incremental shares would not be dilutive.

12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. The net proceeds from the offering, reflected in Preferred Stock in the Condensed Consolidated Balance Sheets, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. In each of the first and second quarters of 2007 and 2006, we paid $2.7 million of dividends on the Series A Preferred Stock.

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

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes. Operating earnings for the Homebuilding segments consist of revenues generated from sales of homes and land, equity in earnings from unconsolidated entities and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Operating earnings for the Financial Services segment consist of revenues generated from mortgage banking and title services, less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

                Financial information relating to the Company’s operations was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,

(In thousands)	2007	2006	2007	2006
Revenues:

Northeast	$188,231	$204,268	$402,325	$411,228
Mid-Atlantic	217,903	251,506	441,645	449,788
Midwest	41,941	37,439	80,765	64,961
Southeast	209,803	318,243	429,740	588,288
Southwest	201,390	234,828	378,402	418,682
West	233,391	505,572	503,906	875,437
Total homebuilding revenues	1,092,659	1,551,856	2,236,783	2,808,384

Financial services	17,883	21,191	39,431	40,453
Corporate and unallocated	116	1,074	245	3,276
Total revenues	$1,110,658	$1,574,121	$2,276,459	$2,852,113
(Loss)/income before income taxes:
Northeast	(5,070)	29,335	11,390	64,993
Mid-Atlantic	31,433	39,921	57,730	76,498
Midwest	(11,965)	(6,646)	(22,497)	(11,989)
Southeast	(14,516)	26,013	(102,275)	49,044
Southwest	9,692	22,425	16,361	35,898
West	(36,917)	69,317	(37,594)	120,671
Total homebuilding (loss)/income before income taxes	(27,343)	180,365	(76,885)	335,115
Financial services	6,255	6,674	14,733	12,406
Corporate and unallocated	(20,345)	(24,491)	(45,910)	(49,747)
(Loss)/income before income taxes	$(41,433)	$162,548	$(108,062)	$297,774

	April 30,	October 31,
	2007	2006

(In thousands)
Assets

Northeast	$1,315,630	$1,164,801
Mid-Atlantic	697,705	726,777
Midwest	179,286	177,362
Southeast	524,671	647,374
Southwest	607,931	596,391
West	1,448,825	1,399,412
Total homebuilding assets	4,774,048	4,712,117
Financial services	158,127	304,917
Corporate and unallocated	476,857	463,001
Total assets	$5,409,032	$5,480,035

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

Typically, the determining factor in whether or not we are the primary beneficiary is the deposit amount as a percentage of the total purchase price, because it determines the amount of the first risk of loss we take on the contract. The higher this percentage deposit, the more likely we are to be the primary beneficiary. Other important criteria that impact the outcome of the analysis are the probability of getting the property through the approval process for residential homes, because this impacts the ultimate value of the property, as well as who is the responsible party (seller or buyer) for funding the approval process and development work that will take place prior to the decision to exercise the option.

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

At April 30, 2007, all 29 VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $21.9 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $185.4 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At April 30, 2007, the balance reported in minority interest from inventory not owned was $94.5 million. Creditors of these VIEs have no recourse against us.

We will continue to control land and lots using options. Not all of our deposits are with VIEs. Including the deposits with the 29 VIEs described above, at April 30, 2007, we had total cash and letters of credit deposits amounting to approximately $320.9 million to purchase land and lots with a total purchase price of $3.3 billion. The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

		April 30, 2007
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$26,950	$4,455	$31,405
Inventories	699,998	189,071	889,069
Other assets	80,890	4,754	85,644
Total assets	$807,838	$198,280	$1,006,118

Liabilities and equity:
Accounts payable and accrued
liabilities	$81,957	$20,421	$102,378
Notes payable	316,669	36,579	353,248
Equity of:
Hovnanian Enterprises, Inc.	96,524	85,089	181,613
Others	312,688	56,191	368,879
Total equity	409,212	141,280	550,492
Total liabilities and equity	$807,838	$198,280	$1,006,118
Debt to capitalization ratio	44%	21%	39%

		October 31, 2006
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$58,632	$7,436	$66,068
Inventories	691,942	215,803	907,745
Other assets	86,826	3,990	90,816
Total assets	$837,400	$227,229	$1,064,629

Liabilities and equity:
Accounts payable and accrued
liabilities	$117,658	$22,415	$140,073
Notes payable	342,068	47,126	389,194
Equity of:
Hovnanian Enterprises, Inc.	88,486	95,163	183,649
Others	289,188	62,525	351,713
Total equity	377,674	157,688	535,362
Total liabilities and equity	$837,400	$227,229	$1,064,629
Debt to capitalization ratio	48%	23%	42%

As of April 30, 2007 and October 31, 2006, we had advances outstanding of approximately $32.3 million and $29.1 million, respectively, to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. On our Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $216.0 million and $212.6 million at April 30, 2007 and October 31, 2006, respectively. The minor difference between the Hovnanian equity balance plus advances to unconsolidated joint ventures balance disclosed in the tables above compared to the

Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheets is due to a different inside basis versus outside basis in certain joint ventures.

For the Three Months Ended April 30, 2007
	Homebuilding	Land Development	Total

Revenues	$ 105,885	$ 16,799	$ 122,684
Cost of sales and expenses	(115,005)	(17,127)	(132,132)
Net loss	$ (9,120)	$ (328)	$ (9,448)
Our share of net loss	$ (2,132)	$ (187)	$ (2,319)

For the Three Months Ended April 30, 2006
	Homebuilding	Land Development	Total

Revenues	$ 248,120	$ 4,030	$ 252,150
Cost of sales and expenses	(213,086)	(4,594)	(217,680)
Net income (loss)	$ 35,034	$ (564)	$ 34,470
Our share of net earnings	$ 9,959	$ (462)	$ 9,497

For the Six Months Ended April 30, 2007
	Homebuilding	Land Development	Total

Revenues	$ 221,446	$ 24,221	$ 245,667
Cost of sales and expenses	(219,181)	(24,105)	(243,286)
Net income	$ 2,265	$ 116	$ 2,381
Our share of net loss	$ (434)	$ (15)	$ (449)

For the Six Months Ended April 30, 2006
	Homebuilding	Land Development	Total

Revenues	$ 464,168	$ 12,431	$ 476,599
Cost of sales and expenses	(403,983)	(12,251)	(416,234)
Net income	$ 60,185	$ 180	$ 60,365
Our share of net earnings (loss)	$ 17,258	$ (186)	$ 17,072

(Loss) income from unconsolidated joint ventures is reflected as a separate line in the Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The minor difference this fiscal year between our share of the income or loss from these unconsolidated joint ventures disclosed in the tables above compared to the Hovnanian Enterprises, Inc. Condensed Consolidated Statements of Operations for the three and six months ended April 30, 2007 is due to the reclass of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture’s total assets, and such financing is obtained on a non-recourse basis, with guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy . In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities.

16. Recent Accounting Pronouncements – In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," (“SFAS 156”) which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS 156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 may have on our consolidated financial position, results of operations or cash flows.

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

17. Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. In the first quarter of fiscal 2007, we determined that the intangible assets associated with our Fort Myers operations in the Southeast were impaired, and wrote off the intangible asset balance of $76.5 million at January 31, 2007. This resulted in a charge of $51.5 million to intangible amortization on the Condensed Consolidated Statements of Operations. The remaining $25 million which had been recorded against Accrued expenses on the Condensed Consolidated Balance Sheets was reversed because this was an accrual for contingent purchase price; however, this payment will no longer be made as the operations have not generated the profits necessary to require the payment. Certain of the impairment charges associated with our Fort Myers operations were not deductible for tax purposes and therefore did not provide a tax benefit. As a result, our effective rate for the six months ended April 30, 2007 was 23.5% compared to 37.0% in the prior year.

We are amortizing the remaining definite life intangibles over their expected useful lives, ranging from three to eight years. Given the current weakened condition in certain of our markets, we have evaluated goodwill and definite life intangible assets in these negatively impacted markets at April 30, 2007, and determined that no impairments exist at this time.

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

In connection with the two mechanical contracting business acquisitions, we have definite life intangible assets equal to the excess purchase price over the fair value of net tangible assets of $4.0 million in the aggregate. We are amortizing the definite life intangibles over their estimated lives.

All fiscal 2006 acquisitions provide for other payments to be made, generally dependent upon achievement of certain future operating and return objectives.

19. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of April 30, 2007 had issued and outstanding $400 million of Senior Subordinated Notes, $1,655.3 million face value of Senior Notes, $412.3 million drawn under the Revolving Credit Agreement described in Note 9 and $0 (excluding letters of credit of $250.0 million) drawn under the Revolving and Letter of Credit Facility described in Note 9. The Senior Subordinated Notes, Senior Notes, the Revolving Credit Agreement and the Revolving and Letter of Credit Facility are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our title insurance subsidiaries, joint ventures, and certain other subsidiaries (collectively, the “Non-guarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes, the Revolving Credit Agreement, and the Revolving and Letter of Credit Facility.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 30, 2007
(Dollars in Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$287	$79,053	$4,593,134	$285,292		$$4,957,766
Financial services			260	157,867		158,127
Income taxes (payable)
receivable	86,334		207,480	(675)		293,139
Investments in and amounts
due to and from
consolidated subsidiaries	1,773,257	3,029,765	(3,093,816)	(231,048)	(1,478,158)	-
Total assets	$1,859,878	$3,108,818	$1,707,058	$211,436	$(1,478,158)	$5,409,032

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding	$	$(67)	$778,154	$25,366		$$803,453
Financial services			67	137,054		137,121
Notes payable		2,509,139	3,309			2,512,448
Minority interest			94,533	1,599		96,132
Stockholders’ equity	1,859,878	599,746	830,995	47,417	(1,478,158)	1,859,878
Total liabilities and
stockholders’ equity	$1,859,878	$3,108,818	$1,707,058	$211,436	$(1,478,158)	$5,409,032

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$89	$1,089,864	$2,822		$1,092,775
Financial services			481	17,402		17,883
Intercompany charges		71,670	71,178		(142,848)	-
Equity in pretax income
of consolidated
subsidiaries	(41,433)				41,433	-
Total revenues	(41,433)	71,759	1,161,523	20,224	(101,415)	1,110,658

Expenses:
Homebuilding		581	1,182,399	2,756	(47,433)	1,138,303
Financial services			76	11,552		11,628
Total expenses	-	581	1,182,475	14,308	(47,433)	1,149,931
Income (loss) from
unconsolidated joint
ventures			(2,160)			(2,160)
Income (loss) before income taxes	(41,433)	71,178	(23,112)	5,916	(53,982)	(41,433)
State and federal income
(benefit)/taxes	(13,374)	26,291	(8,676)	2,406	(20,021)	(13,374)
Net income (loss)	$(28,059)	$44,887	$(14,436)	$3,510	$(33,961)	$(28,059)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 98	$1,541,591	$ 11,241		$$1,552,930
Financial services			2,021	19,170		21,191
Intercompany charges		76,084	75,685		(151,769)	-
Equity in pretax income
of consolidated
subsidiaries	162,548				(162,548)	-
Total revenues	162,548	76,182	1,619,297	30,411	(314,317)	1,574,121

Expenses:
Homebuilding		497	1,436,417	5,686	(36,047)	1,406,553
Financial services			1,296	13,221		14,517
Total expenses	-	497	1,437,713	18,907	(36,047)	1,421,070
Income (loss) from unconsolidated joint ventures			9,497			9,497
Income (loss) before income taxes	162,548	75,685	191,081	11,504	(278,270)	162,548
State and federal income
(benefit)/taxes	58,899	24,637	69,886	4,879	(99,402)	58,899
Net income (loss)	$ 103,649	$ 51,048	$ 121,195	$ 6,625	$ (178,868)	$ 103,649

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$238	$2,227,899	$8,891		$$2,237,028
Financial services			1,538	37,893		39,431
Intercompany charges		143,222	142,360		(285,582)	-
Equity in pretax income
of consolidated
subsidiaries	(108,062)				108,062	-
Total revenues	(108,062)	143,460	2,371,797	46,784	(177,520)	2,276,459

Expenses:
Homebuilding		1,100	2,442,427	8,100	(91,999)	2,359,628
Financial services			559	24,210	(71)	24,698
Total expenses	-	1,100	2,442,986	32,310	(92,070)	2,384,326
Income (loss) from
unconsolidated joint
ventures			(195)			(195)
Income (loss) before income taxes	(108,062)	142,360	(71,384)	14,474	(85,450)	(108,062)
State and federal income
(benefit)/taxes	(25,395)	49,826	(13,123)	5,631	(42,334)	(25,395)
Net income (loss)	$(82,667)	$92,534	$(58,261)	$8,843	$(43,116)	$(82,667)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 251	$2,798,018	$ 13,391		$$2,811,660
Financial services			4,276	36,177		40,453
Intercompany charges		142,842	142,388		(285,230)	-
Equity in pretax income
of consolidated
subsidiaries	297,774				(297,774)	-
Total revenues	297,774	143,093	2,944,682	49,568	(583,004)	2,852,113

Expenses:
Homebuilding		705	2,601,758	7,141	(66,240)	2,543,364
Financial services			2,179	26,113	(245)	28,047
Total expenses	-	705	2,603,937	33,254	(66,485)	2,571,411
Income from unconsolidated joint ventures			17,072			17,072
Income (loss) before income taxes	297,774	142,388	357,817	16,314	(516,519)	297,774
State and federal income
(benefit)/taxes	110,029	48,048	131,750	6,791	(186,589)	110,029
Net income (loss)	$ 187,745	$ 94,340	$ 226,067	$ 9,523	$ (329,930)	$ 187,745

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(82,667)	$92,534	$(58,261)	$8,843	$(43,116)	$(82,667)
Adjustments to reconcile net
Income (loss) to net cash provided by
(used in) operating activities	(40,704)	35,867	(339,888)	148,542	43,116	(153,067)
Net cash provided by (used in)
operating activities	(123,371)	128,401	(398,149)	157,385	-	(235,734)

Net cash (used in)
investing activities			(28,958)	(7,861)		(36,819)

Net cash provided by (used in)
financing activities	26,169	412,300	(52,024)	(148,684)		237,761

Intercompany investing and financing activities – net	97,203	(551,199)	454,517	(521)		-
Net increase (decrease) in cash	1	(10,498)	(24,614)	319	-	(34,792)
Cash and cash equivalents
balance, beginning of period	16	59,529	(16,122)	10,900		54,323

Cash and cash equivalents balance, end of period	$17	$49,031	$(40,736)	$11,219	$ -	$19,531

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$ 187,745	$ 94,340	$ 226,067	$ 9,523	$(329,930)	$ 187,745
Adjustments to reconcile net
income to net cash provided by
(used in) operating activities	(65,373)	60	(1,045,498)	(49,573)	329,930	(830,454)
Net cash provided by (used in) operating activities	122,372	94,400	(819,431)	(40,050)	-	(642,709)

Net cash (used in) investing activities			(51,401)	(9,959)		(61,360)

Net cash provided by (used in)
financing activities	4,912	575,000	(28,336)	(6,102)		545,474

Intercompany investing and financing activities – net	(127,284)	(867,877)	943,125	52,036		-
Net increase (decrease) in cash	-	(198,477)	43,957	(4,075)	-	(158,595)
Cash and cash equivalents
balance, beginning of period	16	298,596	(97,024)	9,685		211,273

Cash and cash equivalents balance, end of period	$ 16	$ 100,119	$ (53,067)	$ 5,610	$ -	$ 52,678

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Additionally, in certain markets, we sell lots to customers, transferring title, collecting proceeds, and entering into contracts to build homes on these lots. In these cases, we do not recognize the revenue from the lot sale until we deliver the completed home and have no continued involvement related to that home. The cash received on the lot is recorded as a reduction of inventory until the revenue is recognized.

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

Inventories - Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less direct costs to sell. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is the difference between the book value of the individual community and the discounted future cash flows generated from expected revenue of the community, less the associated costs to complete and direct costs to sell. For land held for sale, a loss is recorded if the fair value less cost to sell is below the carrying amount. The loss is the difference between the carrying amount and the fair value less cost to sell.

Insurance Deductible Reserves – For homes delivered in fiscal 2007 and 2006, our deductible is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker’s compensation insurance deductible is $0.5 million in fiscal 2007 and $1 million per occurrence in fiscal 2006. Reserves have been established based upon actuarial analysis of estimated losses for fiscal 2007 and fiscal 2006. We engage a third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees.

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

Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including trade names, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We are amortizing the definite life intangibles over their expected useful lives, ranging from three to eight years. We also assess definite life intangibles for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

Our cash uses during the six months ended April 30, 2007 were for operating expenses, increases in housing inventories, construction, property, plant and equipment, income taxes, interest, repayments on our mortgage warehouse agreement, payments on mortgages and notes, investments in joint ventures, purchases of treasury stock and preferred stock dividends. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, other revenues and distributions from joint ventures. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of April 30, 2007, 3.4 million shares of Class A Common Stock have been purchased under this program, of which 0.2 million shares were acquired during the six months ended April 30, 2007. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. The net proceeds from the offering, reflected in Preferred stock in the Condensed Consolidated Balance Sheets, were used for the partial repayment of the outstanding balance under our revolving credit facility as of July 12, 2005. In each of the first and second quarters of 2007, we paid $2.7 million of dividends on the Series A Preferred Stock.

Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of lenders provides a revolving credit line and letter of credit line of $1.5 billion through May 2011. The facility contains an accordion feature under which the aggregate commitment can be increased to $2.0 billion subject to the availability of additional commitments. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. At April 30, 2007, there was $412.3 million drawn under this Agreement we had issued letters of credit totaling $136.1 million and we had approximately $10.1 million of unrestricted homebuilding cash. As a result of the borrowing base limits, as of April 30, 2007, we have $162.7 million available to draw under this Agreement. However, the borrowing base increases as inventory increases. We believe that we will be able either to extend the Agreement beyond May 2011 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Agreement has covenants that restrict, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the borrower, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur lines, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Agreement also requires the Company to stay within specified financial ratios. The Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of April 30, 2007, we were in compliance with the covenants under the Agreement. We and each of our significant subsidiaries, except for K. Hovnanian Enterprises, Inc., the borrower, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreements.

On October 11, 2006, (a) we, K. Hovnanian and certain of our subsidiaries as guarantors entered into a Credit Agreement (the "Credit Agreement") with Citicorp USA, Inc., as administrative agent and issuing bank, the lenders from time to time party thereto, and The Bank of New York, as paying agent, and (b) K. Hovnanian entered into an Agreement for Letter of Credit (the "LC Agreement") with Citibank, N.A ("Citibank"). Under the Credit Agreement, K. Hovnanian has the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit (the "Security Letter of Credit") up to an aggregate availability of $125 million. On November 14, 2006, per the accordion feature provided for in the Credit Agreement, the aggregate commitments under the Credit Agreement were increased to $250 million. The Security Letter of Credit will serve as security for any letters of credit that may be issued under the LC Agreement. Under the LC Agreement, K. Hovnanian may request Citibank to issue letters of credit up to the aggregate maximum amount of the Security Letter of Credit. Loans under the Credit Agreement will bear interest at various rates based on (1) an alternate base rate determined by reference to the higher of (a) Citibank's base rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one day, one or two week, or one, two, three or six month interest period as selected by K. Hovnanian. We and each of our significant subsidiaries, except for K. Hovnanian Enterprises, Inc., the borrower, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Credit Agreement.

The Credit Agreement has covenants that restrict Hovnanian and certain of its subsidiaries', including K. Hovnanian's ability to grant liens and enter into consolidations, mergers and transfers of all or substantially all of their respective assets. The Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. Borrowings under the Credit Agreement may be used for general corporate purposes. As of April 30, 2007 and October 31, 2006, the outstanding balance under the Credit Agreement was zero, excluding letters of credit of $250.0 million and $123.6 million, respectively. As of April 30, 2007, we were in compliance with our loan covenants.

At April 30, 2007, we had $1,655.3 million of outstanding senior notes ($1,650.3 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At April 30, 2007, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor of the senior notes and senior subordinated notes. Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions and covenant restrictions, may do so from time to time. The indentures governing the senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The indentures contain events of default which would permit the holders of the senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of April 30, 2007, we were in compliance with the covenants of these indentures.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $150 million through March 13, 2008. Interest is payable monthly at the LIBOR Rate plus 0.9%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. We also have a commercial paper facility in the amount of $150 million. The facility expires on April 18, 2008 and interest is payable monthly at the LIBOR Rate plus 0.40%. We believe that we will be able to extend the facilities beyond their current expiration dates or negotiate replacement facilities, but there can be no assurance of such extension or replacement facilities. As of April 30, 2007, the aggregate principal amount of all borrowings under both agreements was $121.8 million. The agreements require K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of April 30, 2007, we were in compliance with the covenants of these agreements.

Total inventory increased $160.6 million during the six months ended April 30, 2007. This increase excluded the increase in consolidated inventory not owned of $6.1 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See “Notes to Condensed Consolidated Financial Statements” – Note 14 for additional information on FIN 46R. Other options increased during the first quarter of fiscal 2007 primarily due to land development costs associated with a property in the West that we do not own, but are required to consolidate under SFAS 49 “Accounting for Product Financing Arrangements”. Total inventory in the Northeast increased $133.5 million, the Southwest increased $22.5 million, the Midwest increased $2.7 million, and the West increased $55.8 million. The increases in inventory were primarily the result of planned growth in our existing markets as we have increased the number of communities open for sale from 427 at October 31, 2006 to 437 at April 30, 2007. These increases were offset by decreases in the Mid-Atlantic of $13.1 million and the Southeast of $40.8 million. The decreases were primarily the result of deliveries in existing communities in the Mid-Atlantic and a significant impairment in the Southeast (Fort Myers) totaling $49.4 million. Substantially all homes under construction or completed and included in inventory at April 30, 2007 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our line of credit, preferred stock and senior and senior subordinated indebtedness.

With respect to the increases in inventory, we have been investing in inventory in line with the 30-40% annual growth in equity we had been experiencing for many years. Inventory reduction and cash flow generation have been delayed because our investments in new communities require reasonably long lead times, particularly in certain markets, because of the amount of time required to design homes and communities and to obtain entitlements. However, we believe we are far enough into the cycle now that we can reduce our inventory levels going forward.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Inventory impairment losses, which include inventory that has been written-off or written-down, increased $67.1 million for the six months ended April 30, 2007, compared to the same period in the prior year. During the first six months of fiscal 2007, we incurred $76.3 million in write-downs primarily attributable to significant impairments taken as a result of continued deterioration in our Fort Myers operations in the Southeast, as well as smaller impairments in the Northeast, Midwest, Southwest and West. In addition, we wrote-off inventory costs in the amount of $4.5 million and $7.5 million during the three and six months ended April 30, 2007. These write-offs were offset by $8.0 million in deposits recovered as a result of litigation during the first quarter and which had been written-off in the fourth quarter of the prior fiscal year.

The following table summarizes the number of buildable homes included in our total residential real estate.

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

April 30, 2007:

Northeast	44	7,313	8,685	15,998
Mid-Atlantic	74	6,633	9,249	15,882
Midwest	35	3,781	2,331	6,112
Southeast	93	12,467	7,952	20,419
Southwest	124	12,020	4,748	16,768
West	67	11,167	2,095	13,262

Consolidated total	437	53,381	35,060	88,441

Unconsolidated joint ventures		5,045	1,061	6,106

Total including unconsolidated joint ventures		58,426	36,121	94,547

Owned		28,719	5,036	33,755
Optioned		22,123	30,024	52,147

Controlled lots		50,842	35,060	85,902

Construction to permanent financing lots		2,539		2,539

Consolidated total		53,381	35,060	88,441

Lots controlled by unconsolidated joint ventures		5,045	1,061	6,106

Total including unconsolidated joint ventures		58,426	36,121	94,547

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes
October 31, 2006:

Northeast	45	7,228	11,293	18,521
Mid-Atlantic	84	7,476	9,352	16,828
Midwest	37	3,608	2,753	6,361
Southeast	85	12,956	10,363	23,319
Southwest	117	13,203	5,202	18,405
West	59	12,018	2,598	14,616

Consolidated total	427	56,489	41,561	98,050

Unconsolidated joint ventures		5,930	817	6,747

Total including unconsolidated joint ventures		62,419	42,378	104,797

Owned		28,546	5,358	33,904
Optioned		24,511	36,203	60,714

Controlled lots		53,057	41,561	94,618

Construction to permanent financing lots		3,432		3,432

Consolidated total		56,489	41,561	98,050

Lots controlled by unconsolidated joint ventures		5,930	817	6,747

Total including unconsolidated joint ventures		62,419	42,378	104,797

The following table summarizes our started unsold homes and models. The decrease in total started unsold homes compared to the prior year end is primarily due to a focused effort to sell inventoried homes during fiscal 2007. In some instances, this required giving additional incentives to homebuyers on completed unsold homes.

	April 30, 2007			October 31, 2006

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	454	47	501	568	18	586
Mid-Atlantic	264	5	269	376	5	381
Midwest	101	38	139	139	34	173
Southeast	437	50	487	424	63	487
Southwest	842	123	965	809	97	906
West	561	229	790	626	165	791

Total	2,659	492	3,151	2,942	382	3,324

Investments in and advances to unconsolidated joint ventures increased $3.4 million during the six months ended April 30, 2007. This increase is due to income from joint ventures offset by distributions during the period. As of April 30, 2007, we have investments in ten homebuilding joint ventures and ten land development joint ventures. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits, and notes decreased $11.8 million to $82.9 million at April 30, 2007. The decrease was primarily due to the reduction of receivables from home sales, the cash for which was in transit from various title companies at the end of the respective periods.

	Prepaid expenses and other assets are as follows:

	April 30,	October 31,	Dollar
	2007	2006	Change

Prepaid insurance	$10,552	$8,945	$1,607
Prepaid project costs	112,563	97,920	14,643
Senior residential rental properties	8,151	8,352	(201)
Other prepaids	28,468	30,082	(1,614)
Other assets	22,590	30,304	(7,714)

Total	$182,324	$175,603	$6,721

Prepaid insurance increased due to a payment of a full year of certain liability insurance premium costs during the first quarter of fiscal 2007. These costs are amortized over the life of the associated insurance policy. Prepaid project costs increased due to the growth in the number of communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The decrease in other prepaids is partially due to a decrease in prepaid costs related to timing of financing proceeds received on completed models. In addition, other assets decreased for our executive deferred compensation plan, as there were payouts in the first quarter of fiscal 2007.

At April 30, 2007, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2000.

Definite life intangibles decreased $93.2 million to $71.8 million at April 30, 2007. The decrease was the result of amortization during the six months of $16.7 million, and the write-off of $76.5 million for impaired intangible assets associated with the Fort Myers operations in the Southeast. In the first quarter of fiscal 2007, we determined that the intangible assets associated with our Fort Myers operations in the Southeast were impaired, and wrote off the assets of $76.5 million at January 31, 2007. This resulted in a charge of $51.5 million to intangible amortization on the Condensed Consolidated Statements of Operations. The remaining $25 million was recorded against Accrued expenses on the Condensed Consolidated Balance Sheets because at the time of acquisition this was an accrual for contingent purchase price, however, because of the impairment, payment will no longer be made.

Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $133.3 million and $282.0 million at April 30, 2007 and October 31, 2006, respectively, were being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. The decrease in the receivable from October 31, 2006 is directly related to a decrease in the amount of loans financed at April 30, 2007, combined with a decrease in the average loan value.

Income taxes receivable increased $33.3 million as a result of temporary differences between book and tax related to the inventory and intangible impairment charges taken for the Fort Myers operations and from operating losses during the period.

Accounts payable and other liabilities are as follows:

	April 30,	October 31,	Dollar
	2007	2006	Change

Accounts payable	$152,129	$201,785	$ (49,656)
Reserves	101,165	104,734	(3,569)
Accrued expenses	43,037	102,794	(59,757)
Accrued compensation	41,858	65,313	(23,455)
Other liabilities	43,063	107,767	(64,704)
Total	$381,252	$582,393	$(201,141)

The decrease in accounts payable was primarily due to timing of payments made during 2007 related to the high level of invoices received and recorded in the fourth quarter of fiscal 2006. The decrease in accrued expenses is due to payments of accrued acquisition earnout obligations as well as cash payments made to fund letter of credit deposits for land options that were terminated and accrued in the fourth quarter of fiscal 2006. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2006 fourth quarter bonuses during the first quarter of 2007, combined with lower accrued bonuses for the first and second quarters of fiscal 2007. The decrease in other liabilities is mainly due to the reduction of an accrual for contingent purchase price on an acquisition. Also contributing to the decrease was a decrease in deferred revenue for homes financed through our wholly-owned mortgage subsidiary, in accordance with our revenue recognition policy.

Nonrecourse land mortgages decreased $15.9 million to $10.2 million at April 30, 2007. The decrease is primarily due to the payoff of a large mortgage in the Northeast during the second quarter of fiscal 2007, offset by new agreements entered into in the first quarter of fiscal 2007. These new agreements were executed in the Northeast and Mid-Atlantic in connection with land purchases in those segments.

Customer deposits decreased $57.7 million to $127.2 million at April 30, 2007. The decrease is partially due to the reduction in the number of homes in backlog from 8,496 at October 31, 2006 to 7,766 at April 30, 2007.

Also contributing to the decrease was less cash received in excess of billings related to homes that have customer construction financing arrangements in the Southeast.

Mortgage warehouse line of credit decreased $148.3 million to $121.8 million at April 30, 2007. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2006 to April 30, 2007.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2006

Total revenues:

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
	April 30, 2007	April 30, 2006	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$1,058,014	$1,479,548	$(421,534)	(28.5%)
Land sales and other revenues	34,761	73,382	(38,621)	(52.6%)
Financial services	17,883	21,191	(3,308)	(15.6%)

Total revenues	$1,110,658	$1,574,121	$(463,463)	(29.4%)

	Six Months Ended
	April 30, 2007	April 30, 2006	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$2,193,930	$2,725,745	$(531,815)	(19.5%)
Land sales and other revenues	43,098	85,915	(42,817)	(49.8%)
Financial services	39,431	40,453	(1,022)	(2.5%)

Total revenues	$2,276,459	$2,852,113	$(575,654)	(20.2%)

Homebuilding:

Compared to the same prior period, homebuilding revenues decreased $421.5 million or 28.5% during the three months ended April 30, 2007 and decreased $531.8 million or 19.5% during the six months ended April 30, 2007 as a result of lower deliveries in the first and second quarters of fiscal 2007. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see section titled “Land Sales and Other Revenues” below.

Information on homes delivered by market area is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,

	2007	2006	2007	2006
	(Dollars in Thousands)
Northeast:
Dollars	$185,852	$203,828	$399,138	$400,127
Homes	409	437	869	879

Mid-Atlantic:
Dollars	$189,370	$251,012	$412,058	$448,890
Homes	402	491	872	870

Midwest:
Dollars	$41,524	$29,124	$80,103	$58,327
Homes	199	209	395	379

Southeast(1):
Dollars	$207,844	$311,202	$425,569	$580,980
Homes	766	1,316	1,580	2,464

Southwest:
Dollars	$200,053	$232,289	$376,223	$415,548
Homes	866	1,054	1,653	1,926

West:
Dollars	$233,371	$452,093	$500,839	$821,873
Homes	508	1,048	1,047	1,882

Consolidated total:
Dollars	$1,058,014	$1,479,548	$2,193,930	$2,725,745
Homes	3,150	4,555	6,416	8,400

Unconsolidated joint
ventures:
Dollars	$103,241	$244,402	$211,737	$459,014
Homes	275	612	564	1,197

Totals:
Housing revenues	$1,161,255	$1,723,950	$2,405,667	$3,184,759
Homes delivered	3,425	5,167	6,980	9,597

(1)	Southeast includes deliveries from our acquisition of CraftBuilt Homes in April 2006 with deliveries in South Carolina and Georgia.

                An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts(1) for the Six Months Ended April 30,		Contract Backlog as of April 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Northeast:
Dollars	$377,932	$420,376	$592,250	$758,960
Homes	794	961	1,143	1,665

Mid-Atlantic:
Dollars	$432,124	$497,147	$587,339	$761,279
Homes	944	967	1,206	1,478

Midwest:
Dollars	$124,680	$81,606	$167,350	$110,774
Homes	540	408	813	610

Southeast (2):
Dollars	$147,366	$503,789	$785,921	$1,438,488
Homes	494	1,648	2,727	5,265

Southwest :
Dollars	$388,321	$436,494	$245,148	$315,309
Homes	1,720	2,036	1,066	1,406

West:
Dollars	$523,668	$600,454	$357,982	$587,465
Homes	1,194	1,292	811	1,163

Consolidated total:
Dollars	$1,994,091	$2,539,866	$2,735,990	$3,972,275
Homes	5,686	7,312	7,766	11,587

Unconsolidated joint ventures:
Dollars	$59,612	$238,329	$370,634	$810,115
Homes	245	654	811	1,797

Totals:
Dollars	$2,053,703	$2,778,195	$3,106,624	$4,782,390
Homes	5,931	7,966	8,577	13,384

(1) Net contracts are defined as new contracts during the period for the purchase of homes, less cancellations of prior contracts.

(2) The number and the dollar amount of net contracts and contract backlog in the Southeast in 2006 include the effects of the CraftBuilt Homes acquisition, which closed in April 2006.

Our reported level of net contracts has been impacted by a slowdown in the pace in most of our segments and an increase in our cancellation rates over the past several quarters, due to weakening market conditions. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures.

Quarter	2003	2004	2005	2006	2007

First	23%	23%	27%	30%	36%
Second	18%	19%	21%	32%	32%
Third	21%	20%	24%	33%
Fourth	25%	24%	25%	35%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of backlog. For comparison, the following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2003	2004	2005	2006	2007

First	16%	14%	15%	12%	18%
Second	15%	14%	14%	16%	19%
Third	15%	12%	15%	16%
Fourth	19%	16%	12%	20%

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

               Cost of sales includes expenses for consolidated housing and land and lot sales, including impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Sale of homes	$1,058,014	$1,479,548	$2,193,930	$2,725,745

Cost of sales, excluding interest	885,783	1,128,530	1,817,266	2,055,352

Homebuilding gross margin, before cost of sales interest expense	172,231	351,018	376,664	670,393

Cost of sales interest expense, excluding land sales interest expense	28,578	19,861	55,394	35,972

Homebuilding gross margin, after cost of sales interest expense	143,653	331,157	321,270	634,421

Land charges	34,353	5,595	75,827	8,704

Homebuilding gross margin, after cost of sales interest expense and land charges	$109,300	$325,562	$245,443	$625,717

Gross margin percentage, before cost of sales interest expense and land charges	16.3%	23.7%	17.2%	24.6%

Gross margin percentage, after cost of sales interest expense, before land charges	13.6%	22.4%	14.6%	23.3%

Gross margin percentage, after cost of sales interest expense and land charges	10.3%	22.0%	11.2%	23.0%

                Cost of Sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended April 30,		Six Months Ended April 30,

	2007	2006	2007	2006

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest:
Housing, land and development costs	73.4%	68.4%	72.3%	67.2%
Commissions	2.7%	2.4%	2.8%	2.3%
Financing concessions	1.5%	.9%	1.4%	.9%
Overheads	6.1%	4.6%	6.3%	5.0%
Total cost of sales, before interest expense	83.7%	76.3%	82.8%	75.4%
Gross margin percentage, before cost of sales interest expense and land charges	16.3%	23.7%	17.2%	24.6%

Cost of sales interest	2.7%	1.3%	2.6%	1.3%
Gross margin percentage, after cost of sales interest expense and before land charges	13.6%	22.4%	14.6%	23.3%

The following table represents gross margin percentage before interest expense and land charges:

	Three Months Ended		Six Months Ended
	April 30, 2007	April 30, 2006	April 30, 2007	April 30, 2006
Northeast	19.3%	26.9%	21.5%	28.1%
Mid-Atlantic	23.4%	28.9%	23.5%	30.2%
Midwest	8.5%	15.1%	9.1%	14.4%
Southeast	12.4%	20.8%	13.6%	20.8%
Southwest	17.1%	20.8%	16.9%	20.7%
West	12.2%	23.7%	13.0%	25.3%
Total homebuilding gross margin %	16.3%	23.7%	17.2%	24.6%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Historically, homes in highly regulated markets in the Northeast, Mid-Atlantic and West have higher margins than homes in less regulated markets. However, margins in the West no longer reflect the premium associated with a highly regulated market due to current market conditions. Total homebuilding gross margins, before interest expense and land charges decreased to 16.3% for the three months ended April 30, 2007 compared to 23.7% for the same period last year and decreased to 17.2 % during the six months ended April 30, 2007 compared to 24.6% for the same period last year. For the past several years, including the second quarter of 2006, our gross margin has been higher than where we would expect to see our normalized margins, which is approximately between 20% and 22%. Decreased percentages in 2007 are primarily the result of decreased sales prices and increased buyer concessions. The declining pace of sales in our markets in 2006 and 2007 has led to intense competition in many of our specific community locations. In order to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered some base prices, all of which have impacted our margins significantly. In addition, homes for which contracts have been cancelled have typically been resold at a lower price, resulting in a further decline in margins. As discussed in “Homebuilding Results by Segment” below, several of our segments experienced increases in average selling prices in the three and six months ended April 30, 2007 compared to the respective periods of fiscal 2006. It should be noted

however, that these increases are primarily the result of geographic and community mix of our deliveries, rather than an ability to increase home prices.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues increased to 12.6% for the three months ended April 30, 2007, compared to 9.8% for the three months ended April 30, 2006 and increased to 12.1% for the six months ended April 30, 2007, compared to 10.2% for the six months ended April 30, 2006 primarily as the result of lower revenues. Such expenses decreased $14.2 million for the three months ended April 30, 2007 and decreased $17.3 million for the six months ended April 30, 2007 compared to the same period last year. Included in these expenses are reductions in compensation due to decreased personnel and bonuses, offset to an extent by increased advertising costs associated with new community openings and more active selling communities in total, as well as additional advertising expenditures to generate traffic and sales during current slower market conditions.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Land and lot sales	$31,695	$70,238	$35,294	$80,793
Cost of sales, excluding interest	18,027	51,769	20,519	59,634
Land and lot sales gross margin, excluding interest	13,668	18,469	14,775	21,159
Land sales interest expense	178	422	234	880
Land and lot sales gross margin, including interest	$13,490	$18,047	$14,541	$20,279

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales for the three and six months of this year were also less than the three and six months of 2006, and for the full fiscal year 2007, we expect pre-tax profit from land sales to be lower than they were in fiscal 2006. The decrease in land sales and land sale profits has to do with our strategic decision in fiscal 2006 to sell a portion of the communities of a few larger developments that we had undertaken to one or more other builders. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.

Other Revenues include income from contract cancellations, where the deposit has been forfeited due to contract terms, interest income, cash discounts and miscellaneous one-time receipts.

HOMEBUILDING OPERATIONS BY SEGMENT

Homebuilding Results by Segment

Segment Analysis (Dollars in Thousands, except average sales price)

	Three Months Ended April 30,			Six Months Ended April 30,
	2007	2006	Change	2007	2006	Change
Northeast
Homebuilding revenue	$188,231	$204,268	$(16,037)	$402,325	$411,228	$(8,903)
Gross margin % (1)	19.3%	26.9%	(7.6%)	21.5%	28.1%	(6.6%)
Income (loss) before taxes	$(5,070)	$29,335	$(34,405)	$11,390	$64,993	$(53,603)
Homes delivered	409	437	(28)	869	879	(10)
Average sales price	$454,406	$466,426	$(12,020)	$459,307	$455,207	$4,100

Mid-Atlantic
Homebuilding revenue	$217,903	$251,506	$(33,603)	$441,645	$449,788	$(8,143)
Gross margin % (1)	23.4%	28.9%	(5.5%)	23.5%	30.2%	(6.7%)
Income before taxes	$31,433	$39,921	$(8,488)	$57,730	$76,498	$(18,768)
Homes delivered	402	491	(89)	872	870	2
Average sales price	$471,070	$511,226	$(40,156)	$472,544	$515,966	$(43,422)

Midwest
Homebuilding revenue	$41,941	$37,439	$4,502	$80,765	$64,961	$15,804
Gross margin % (1)	8.5%	15.1%	(6.6%)	9.1%	14.4%	(5.3%)
Loss before taxes	$(11,965)	$(6,646)	$(5,319)	$(22,497)	$(11,989)	$(10,508)
Homes delivered	199	209	(10)	395	379	16
Average sales price	$208,663	$139,349	$69,314	$202,792	$153,897	$48,895

Southeast
Homebuilding revenue	$209,803	$318,243	$(108,440)	$429,740	$588,288	$(158,548)
Gross margin % (1)	12.4%	20.8%	(8.4%)	13.6%	20.8%	(7.2%)
Income (loss) before taxes	$(14,516)	$26,013	$(40,529)	$(102,275)	$49,044	$(151,319)
Homes delivered	766	1,316	(550)	1,580	2,464	(884)
Average sales price	$271,337	$236,476	$34,861	$269,347	$235,787	$33,560

Southwest
Homebuilding revenue	$201,390	$234,828	$(33,438)	$378,402	$418,682	$(40,280)
Gross margin % (1)	17.1%	20.8%	(3.7%)	16.9%	20.7%	(3.8%)
Income before taxes	$9,692	$22,425	$(12,733)	$16,361	$35,898	$(19,537)
Homes delivered	866	1,054	(188)	1,653	1,926	(273)
Average sales price	$231,008	$220,388	$10,620	$227,600	$215,757	$11,843

West
Homebuilding revenue	$233,391	$505,572	$(272,181)	$503,906	$875,437	$(371,531)
Gross margin % (1)	12.2%	23.7%	(11.5%)	13.0%	25.3%	(12.3%)
Income (loss) before taxes	$(36,917)	$69,317	$(106,234)	$(37,594)	$120,671	$(158,265)
Homes delivered	508	1,048	(540)	1,047	1,882	(835)
Average sales price	$459,392	$431,386	$28,006	$478,356	$436,702	$41,654

(1) Gross margin % before interest expense and land charges.

Northeast - Homebuilding revenues decreased 7.9% and 2.2% for the three and six months ended April 30, 2007, respectively, compared to the same period of the prior year. The decrease in the three months is primarily due to a 6.4% decrease in homes delivered and a 2.6% decrease in average selling price, as a result of the mix of communities delivered in fiscal 2007 compared to fiscal 2006. The decrease in the six months is primarily due a 1.1% decrease in homes delivered and a 1.0% decrease in average home sales price, as a result of the mix of communities delivered in fiscal 2007 compared to fiscal 2006. Income before income taxes was down $34.4 million to a loss of $5.1 million and down $53.6 million to income of $11.4 million for the three and six months ended April 30, 2007, respectively. This decline was mainly due to a 760 and a 660 basis point reduction in gross margin percentage before interest expense for the three and six months ended April 30, 2007, respectively. The reduction of gross margin percentage is a result of the markets in this segment continuing to be much more competitive, resulting in lower sales prices and increased concessions.

Mid-Atlantic - Homebuilding revenues decreased 13.4% and 1.8% for the three and six months ended April 30, 2007, respectively, compared to the same period of the prior year. The decrease in the three months is primarily due to an 18.1% decrease in homes delivered and a 7.9% decrease in average selling price, as a result of the mix of communities delivered in fiscal 2007 compared to fiscal 2006. The decrease in the six months is mainly attributed to the 8.4% decrease in the average selling price, as a result of the mix of communities delivered in fiscal 2007 compared to fiscal 2006. Income before income taxes was down $8.5 million to $31.4 million and down $18.8 million to $57.7 million for the three and six months ended April 30, 2007, respectively. This decline was mainly due to a 550 and 670 basis point reduction in gross margin percentage before interest expense for the three and six months ended April 30, 2007, respectively. The reduction of gross margin percentage is a result of the markets in this segment continuing to be much more competitive, resulting in lower sales prices and increased concessions.

Midwest - Homebuilding revenues increased 12.0% and 24.3% for the three and six months ended April 30, 2007, respectively, compared to the same period of the prior year. The increase in the three months is primarily due to a 49.7% increase in average selling price offset by a decrease of 4.8% in deliveries. The increase in the six months is primarily due to a 31.8% increase in average selling price and a 4.2% increase in deliveries. The increases in homes delivered for the six months ended April 30, 2007 were the result of organic growth in this segment in Ohio, Illinois and Minnesota. Despite the growth in revenues, the segment loss before income taxes increased $5.3 million to a loss of $12.0 million and increased $10.5 million to a loss of $22.5 million for the three and six months ended April 30, 2007, respectively, compared to the same period of the prior year. This was due to a 660 and 530 basis point reduction in gross margin percentage before interest expense for the three and six months ended April 30, 2007, respectively, combined with an increase of 2.2% and 11.2% in selling, general and administrative costs for the three and six months ended, respectively, due to growth in the number of open communities.

Southeast - Homebuilding revenues decreased 34.1% and 27.0% for the three and six months ended April 30, 2007, respectively, compared to the same period of the prior year. The decrease in the three months is primarily due to a 41.8% decrease in homes delivered offset by a 14.7% increase in average selling price. The decrease in the six months is primarily due to a 35.9% decrease in homes delivered offset by a 14.2% increase in average selling price. The primary reason for the decrease in deliveries is the continuing declining market conditions in Florida. This segment had a loss of $14.5 million and a loss of $102.3 million for the three and six months ended of fiscal 2007, respectively, compared to income of $26.0 million and $49.0 million for the three and six months ended of fiscal 2006, respectively. The decrease is mainly due to $49.4 million in inventory impairments taken during the first half of fiscal 2007 with respect to our Florida operations, a $51.5 million intangible impairment in the first quarter relating to our Florida operations and an 840 and 720 basis point reduction in gross margin percentage before interest expense for the three and six months ended April 30, 2007, respectively. The reduction of gross margin percentage is a result of the markets in this segment continuing to be much more competitive, resulting in increased concessions.

Southwest - Homebuilding revenues decreased 14.2% and 9.6% for the three and six months ended April 30, 2007, respectively, compared to the same period of the prior year. The decrease in the three months is primarily due to a 17.8% decrease in homes delivered offset by a 4.8% increase in average selling price. The decrease in the six months is primarily due to a 14.2% decrease in homes delivered offset by a 5.5% increase in average selling price. The reduction in deliveries resulted from a decline in the activity in the Arizona market, as the market has been impacted by tighter mortgage lending requirements, thus eliminating certain potential homebuyers. Income before income taxes decreased $12.7 million to $ 9.7 million and $19.5 million to $16.4 million for the three and six months ended April 30, 2007, respectively, compared to the same period of the prior year, mainly due to a 370 and 380 basis point reduction in gross margin percentage before interest expense for the three and six months ended April 30, 2007, respectively. The reduction of gross margin percentage is a result of the markets in this segment becoming much more competitive, resulting in increased concessions.

West - Homebuilding revenues decreased 53.8% and 42.4% for the three and six months ended April 30, 2007, respectively, compared to the same period of the prior year. The decrease in the three months is primarily due to a 51.5% decrease in homes delivered. The decrease in the six months is primarily due to a 44.4% decrease in homes delivered offset by a 9.5% increase in average selling price. The decrease in deliveries was the result of the more competitive and slowing housing market in California throughout fiscal 2007. This reduced revenue was further compounded by a 1,150 and 1,230 basis point reduction in gross margin percentage before interest expense for the three and six months ended April 30, 2007, respectively. In addition, during the second quarter of fiscal 2007 we recorded $14.7 million of inventory impairments in this segment. As a result of the above, income before income taxes decreased $106.2 million to a loss of $ 36.9 million and $158.3 million to a loss of $37.6 million for the three and six months ended April 30, 2007, respectively, compared to the same period of the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three and six months ended April 30, 2007, financial services provided a $6.3 million and a $14.7 million profit before income taxes, compared to a profit of $6.7 million and a $12.4 million for the same periods in 2006, respectively. The slight decrease in pretax profit for the three months ended April 30, 2007 is due to a decrease in mortgage settlements compared to the same period prior year. The increase in pretax profit for the six months ended April 30, 2007 is due to increased mortgage settlements, an increase in the average price of settlements, a shift to more fixed rate loans and minimal fluctuations of expenses. Mortgage settlements generally occur several weeks after homes are delivered. The increase in mortgage settlements for the six months ended April 30, 2007 compared to the same period prior year was the result of higher deliveries in the fourth quarter of fiscal 2006 than in the fourth quarter 2005 in markets in which our wholly-owned mortgage company operates.

Corporate General and Administrative

Corporate general and administrative expenses represent the operations at our headquarters in Red Bank, New Jersey. These expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses increased to 1.8% for the three months ended April 30, 2007 from 1.6% for the prior year’s three months and was flat at 1.9% for the six months ended April 30, 2007 and 2006. Corporate general and administrative expenses decreased $6.4 million and $11.4 million during the three and six months ended April 30, 2007, compared to the same period last year. This decrease is primarily attributed to a decrease in staff and decreased compensation related to bonuses.

Other Interest

Other interest increased $6.0 million and $6.4 million for the three and six months ended April 30, 2007, compared to three and six months ended April 30, 2006. The increase is due to the interest on completed homes in backlog in Fort Myers and unsold homes in completed high rise communities being expensed immediately. The interest related to Fort Myers was capitalized during construction, but now many of the homes are complete. Currently, we pay interest on homes until permanent financing is in place. With the slow down in that market, there have been delays in customers completing the permanent financing for these homes. When we pay interest on completed homes, it is expensed as it no longer qualifies for capitalization.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations decreased to $0.8 million and $2.3 million for the three and six months ended April 30, 2007 respectively, compared to $8.5 million and $15.5 million for the three and six months ended April 30, 2006, respectively. The decrease is primarily due to decreased accrued earnout obligations, resulting from two earnout agreements ending and lower profits in the first quarter of fiscal 2007, compared to the prior year.

Intangible Amortization

We are amortizing our definite life intangibles over their expected useful life, ranging from three to eight years. Intangible amortization decreased $6.7 million and increased $43.2 million for the three and six months ended April 30, 2007, when compared to the same period last year. The increase for the six months ended April 30, 2007 was primarily the result of the write-off of intangible assets for the Fort Myers operations in the Southeast during the first quarter, as previously discussed above. The decrease for the three months ended April 30, 2007 was due to normal amortization on lower balances primarily resulting from the write-off of intangible assets for Fort Myers in the first quarter of fiscal 2007, as well as a write-off of the intangible assets of our Cleveland operations in the Midwest during the fourth quarter of fiscal 2006.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," (“SFAS 156”) which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This new Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS 156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, (“SFAS 159”). The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 may have on our consolidated financial position, results of operations or cash flows.

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

Total Taxes

Total taxes as a percentage of (loss)income before taxes decreased for the three months ended April 30, 2007 to 32.3% from 36.2% for the three months ended April 30, 2006, and for the six months ended April 30, 2007 to 23.5% from 37.0% for the six months ended April 30, 2006. The six month decline was primarily the result of a portion of the impairment charges associated with our Fort Myers operations not being deductible for tax purposes and therefore did not provide a tax benefit. The decline in the effective tax rate for the three months ended April 30, 2007 compared to the three months ended April 30, 2006 is a result of the change in the effective tax rate for state taxes. Losses in states are not available to offset income in other states for state tax purposes. For the remaining quarters of fiscal 2007, we expect our effective tax rate to approximate prior year percentages.

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

In connection with the two mechanical contracting business acquisitions, we have definite life intangible assets equal to the excess purchase price over the fair value of net tangible assets of $4.0 million in the aggregate. We are amortizing the definite life intangibles over their estimated lives.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of April 30, 2007, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (“FMV”).

	As of April 30, 2007

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	FMV @ 4/30/07
	(Dollars in Thousands)
Long term debt(1):
Fixed rate	$150,440	$722	$773	$100,827	$885	$1,835,134	$2,088,781	$1,987,560
Average interest rate	10.28%	6.70%	6.72%	6.01%	6.76%	7.26%	7.41%

(1) Does not include the mortgage warehouse line of credit.

In addition, we have reassessed the market risk for our variable rate debt, which is based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association’s prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Revolving Credit Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. We believe that a one percent increase in this rate would have an approximate $1.0 million increase in interest expense for the six months ended April 30, 2007, assuming an average of $206.2 million of variable rate debt outstanding from November 1, 2006 to April 30, 2007.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2007. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, in November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations in Riverside County, California and El Dorado County, California of certain storm water discharge rules. The Riverside County notice assessed an administrative civil liability of $236,895 and in March 2006, we agreed to make a donation of $118,447 to Riverside County, California and paid a fine of $118,448 to the State of California. In October 2006, we agreed to pay a fine of $300,000 to the County of El Dorado, California and have tentatively agreed to a pay a fine of $300,000 to the State of California with respect to the El Dorado notice.

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

Our sales and customer financing processes are subject to the jurisdiction of the U. S. Department of Housing and Urban Development ("HUD"). In connection with the Real Estate Settlement Procedures Act, HUD has inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD's inquiries. After an audit inspection, HUD has recommended that the Company indemnify HUD against any losses that it may sustain with respect to five loans that it alleges were improperly underwritten. The Company has agreed to such indemnification and does not anticipate that any losses with respect to such loans will be material. HUD also recommended that the Company refund a total of $5,190 in connection with seventeen loans; the Company has agreed to provide this refund. The Company has requested that HUD reconsider its request that the Company refund an additional $24,833 with respect to sixty-five loans. The Company has also agreed to certain changes recommended by HUD in its quality control plans.

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

The Company has been named as a defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Eastern District of Pennsylvania, Mark W. Mellar et al v. Hovnanian Enterprises, Inc. et al, asserting that the Company’s sales of homes along with the financing of home purchases and the provision of title insurance by affiliated companies violated the Real Estate Settlement Procedures Act. The Company has not yet been served and is reviewing the matter.

A subsidiary of the Company has been named as defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell et al v. D’Allesandro & Woodyard et al, alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the Company’s subsidiary’s homes in Fort Myers, Florida. The Company has not yet been served and is reviewing the matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of our Class A Common Stock, Class B Common Stock or 7.625% Series A Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the second quarter of fiscal 2007. In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2-for-1 stock split in the form of a 100% dividend in March 2004). As of April 30, 2007, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 612,668, after adjustment for the 2-for-1 stock dividend.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual stockholders meeting on March 7, 2007 at 10:30 a.m. at the offices of Simpson Thacher & Bartlett, 425 Lexington Avenue, New York, New York. The following matters were voted at the meeting:

(1)    Election of all Directors to hold office until the next Annual Meeting of Stockholders. There were no broker non-votes. The elected Directors were:

	Class A		Class B

	Votes For	Votes Withheld	Votes For	Votes Withheld

K. Hovnanian	31,384,868	12,010,681	137,531,473	29,750
A. Hovnanian	31,381,889	12,013,660	137,531,473	29,750
R. Coutts	38,713,424	4,682,125	137,556,123	5,100
E. Kangas	34,042,081	9,353,468	137,556,723	4,500
J. Marengi	38,711,623	4,683,926	137,556,123	5,100
J. Robbins	38,716,430	4,679,119	137,556,723	4,500
J. Sorsby	27,994,102	15,401,447	137,532,473	28,750
S. Weinroth	31,275,548	12,120,001	137,556,723	4,500

(2)	Ratification of selection of Ernst & Young, LLP as independent registered public accountants for fiscal year ending October 31, 2007. There were no broker non-votes.

	Class A	Class B

Votes For	40,547,691	137,557,223
Votes Against	2,791,573	4,000
Abstain	29,285	0

(3) Shareholder proposal concerning the Company’s dual class capital structure.

	Class A	Class B

Votes For	24,357,973	148,724
Votes Against	13,218,767	137,393,178
Abstain	1,080,551	2,240
Broker Non-Votes	4,738,258	17,081

Item 5. Other Information

On March 16, 2007, the Compensation Committee of the Board of Directors of the Company approved revised bonus criteria for fiscal 2007 with respect to certain of its executive officers, including Mr. Kevin C. Hake, Senior Vice President, Finance & Treasurer, and Mr. Paul W. Buchanan, Senior Vice President, Corporate Controller. The bonus criteria for these executive officers will be based on the Company’s after-tax Return on Average Quarterly Common Equity (“ROAQE”), as previously disclosed in the Company’s proxy statement, and now also on the achievement of personal objectives applicable to each individual executive officer. Bonuses may be paid for any quarter during the fiscal year or for the full fiscal year; however, the personal objective component is only assessed annually. For fiscal 2007, Messrs. Hake and Buchanan will be eligible for a bonus equal to a scheduled percentage of their respective base salaries based on ROAQE and up to 60% of their respective base salaries for the achievement of personal objectives.

Item 6.	Exhibits

Exhibit 3(a) Certificate of Incorporation of the Registrant.(1)

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

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 11, 2007
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer

DATE:	June 11, 2007
/S/PAUL W. BUCHANAN
Paul W. Buchanan,
Senior Vice President/
Corporate Controller