Form 10-Q
period 2007-07-31
HOVNANIAN ENTERPRISES INC
filed 2007-09-10
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For quarterly period ended JULY 31, 2007 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,558,423 shares of Class A Common Stock and 14,647,092 shares of Class B Common Stock were outstanding as of August 31, 2007.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX

PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of July 31,
2007 (unaudited) and October 31, 2006	3

Condensed Consolidated Statements of Operations for the
three and nine months ended July 31, 2007 and 2006 (unaudited)	5

Condensed Consolidated Statement of Stockholders'
Equity for the nine months ended July 31, 2007 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for
the nine months ended July 31, 2007 and 2006 (unaudited)	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
Of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	52

Item 4. Controls and Procedures	53

PART II. Other Information
Item 1. Legal Proceedings	54

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	55

Item 6. Exhibits	55

Signatures	57

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	July 31, 2007	October 31, 2006
ASSETS
	(unaudited)
Homebuilding:
Cash and cash equivalents	$19,631	$43,635

Restricted cash	10,995	9,479

Inventories - at the lower of cost or fair value:
Sold and unsold homes and lots under development	3,445,731	3,297,766

Land and land options held for future
development or sale	299,154	362,760

Consolidated inventory not owned:
Specific performance options	15,072	20,340
Variable interest entities	173,894	208,167
Other options	181,344	181,808

Total consolidated inventory not owned	370,310	410,315

Total inventories	4,115,195	4,070,841

Investments in and advances to unconsolidated
joint ventures	205,249	212,581

Receivables, deposits, and notes	94,371	94,750

Property, plant, and equipment – net	110,556	110,704

Prepaid expenses and other assets	182,865	175,603

Goodwill	32,658	32,658

Definite life intangibles	61,665	165,053

Total homebuilding	4,833,185	4,915,304

Financial services:
Cash and cash equivalents	9,961	10,688
Restricted cash	11,281	1,585
Mortgage loans held for sale	162,699	281,958
Other assets	6,162	10,686

Total financial services	190,103	304,917

Income taxes receivable – including deferred
tax benefits	339,474	259,814

Total assets	$5,362,762	$5,480,035

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	July 31, 2007	October 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Homebuilding:
Nonrecourse land mortgages	$7,367	$26,088
Accounts payable and other liabilities	439,813	582,393
Customers’ deposits	93,496	184,943
Nonrecourse mortgages secured by operating
properties	23,164	23,684
Liabilities from inventory not owned	228,077	205,067

Total homebuilding	791,917	1,022,175

Financial services:
Accounts payable and other liabilities	18,180	12,158
Mortgage warehouse line of credit	149,990	270,171

Total financial services	168,170	282,329

Notes payable:
Revolving credit agreements	456,275
Senior notes	1,650,628	1,649,778
Senior subordinated notes	400,000	400,000
Accrued interest	26,983	51,105

Total notes payable	2,533,886	2,100,883

Total liabilities	3,493,973	3,405,387

Minority interest from inventory not owned	81,679	130,221

Minority interest from consolidated joint ventures	1,376	2,264

Stockholders’ equity:
Preferred stock, $.01 par value-authorized 100,000
shares; issued 5,600 shares at July 31,
2007 and at October 31, 2006 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value-authorized
200,000,000 shares; issued 59,251,891 shares at
July 31, 2007 and 58,653,723 shares at
October 31, 2006 (including 11,694,720 shares
at July 31, 2007 and 11,494,720 shares at
October 31, 2006 held in Treasury)	593	587
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) authorized
30,000,000 shares; issued 15,338,840 shares at
July 31, 2007 and 15,343,410 shares at
October 31, 2006 (including 691,748 shares at
July 31, 2007 and October 31, 2006 held in
Treasury)	153	153
Paid in capital – common stock	271,668	253,262
Retained earnings	1,493,278	1,661,810
Treasury stock - at cost	(115,257)	(108,948)

Total stockholders’ equity	1,785,734	1,942,163

Total liabilities and stockholders’ equity	$5,362,762	$5,480,035

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Revenues:
Homebuilding:
Sale of homes	$1,079,226	$1,499,826	$3,273,156	$4,225,571
Land sales and other revenues	34,107	28,032	77,205	113,947

Total homebuilding	1,113,333	1,527,858	3,350,361	4,339,518
Financial services	17,260	22,661	56,691	63,114

Total revenues	1,130,593	1,550,519	3,407,052	4,402,632

Expenses:
Homebuilding:
Cost of sales, excluding interest	938,265	1,170,272	2,776,050	3,285,258
Cost of sales interest	29,857	25,601	85,485	62,453
Inventory impairment loss and land
option write-offs	108,593	12,274	184,420	20,978

Total cost of sales	1,076,715	1,208,147	3,045,955	3,368,689

Selling, general and administrative	132,025	154,050	401,804	441,137

Total homebuilding	1,208,740	1,362,197	3,447,759	3,809,826

Financial services	11,179	15,127	35,877	43,174

Corporate general and administrative	22,128	26,744	64,319	80,377

Other interest	1,160	649	9,046	2,169

Other operations	630	8,355	2,888	23,877

Intangible amortization	10,150	13,331	78,424	38,391

Total expenses	1,253,987	1,426,403	3,638,313	3,997,814

(Loss) income from unconsolidated
joint ventures	(2,739)	(3,239)	(2,934)	13,833

(Loss) income before income taxes	(126,133)	120,877	(234,195)	418,651

State and federal income tax
(benefit)/provision:
State	1,370	(3,897)	118	7,212
Federal	(49,644)	47,727	(73,787)	146,647

Total taxes	(48,274)	43,830	(73,669)	153,859

Net (loss) income	(77,859)	77,047	(160,526)	264,792
Less: preferred stock dividends	2,668	2,668	8,006	8,006

Net (loss) income available to common
stockholders	$(80,527)	$74,379	$(168,532)	$256,786
Per share data:
Basic:
(Loss) income per common share	$(1.27)	$1.18	$(2.67)	$4.09
Weighted average number of common
shares outstanding	63,199	62,804	63,036	62,843
Assuming dilution:
(Loss) income per common share	$(1.27)	$1.15	$(2.67)	$3.95
Weighted average number of common
shares outstanding	63,199	64,460	63,036	64,989

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In Thousands Except Share Amounts) (Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance, October 31, 2006	47,159,003	$587	14,651,662	$153	5,600	$135,299	$253,262	$1,661,810	$(108,948)	$1,942,163

Preferred dividends declared ($1,429.64 per share)								(8,006)		(8,006)

Stock options amortization and issuances, net of tax	408,817	4					15,389			15,393

Restricted stock amortization, issuances and forfeitures, net of tax	184,781	2					3,017			3,019

Conversion of Class B to Class A common stock	4,570		(4,570)

Treasury stock purchases	(200,000)								(6,309)	(6,309)
Net loss								(160,526)		(160,526)

Balance, July 31, 2007	47,557,171	$593	14,647,092	$153	5,600	$135,299	$271,668	$1,493,278	$(115,257)	$1,785,734

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited)
	Nine Months Ended
	July 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(160,526)	$264,792
Adjustments to reconcile net (loss)/income to net cash
used in operating activities:
Depreciation	13,529	10,587
Intangible amortization	78,424	38,391
Compensation from stock options and awards	18,786	21,079
Amortization of bond discounts	850	771
Excess tax benefits from share-based payment	(2,417)	(4,661)
Loss on sale and retirement of property
and assets	176	297
Loss(income) from unconsolidated joint ventures	2,934	(13,833)
Distributions from unconsolidated joint ventures	578	15,060
Deferred income taxes	(45,599)	(33,911)
Impairment and land option deposit write-offs	184,420	20,978
Decrease (increase) in assets:
Mortgage notes receivable	119,277	36,503
Restricted cash, receivables, prepaids and
other assets	13,798	7,578
Inventories	(233,453)	(1,055,065)
(Decrease) increase in liabilities:
State and federal income taxes	(34,061)	(106,981)
Customers’ deposits	(82,906)	(53,962)
Interest and other accrued liabilities	(148,344)	(2,677)
Accounts payable	(21,042)	16,692
Net cash used in operating activities	(295,576)	(838,362)
Cash flows from investing activities:
Net proceeds from sale of property and assets	661	258
Purchase of property, equipment and other fixed
assets and acquisitions	(35,338)	(48,026)
Investments in and advances to unconsolidated
joint ventures	(32,144)	(36,726)
Distributions from unconsolidated joint ventures	35,912	5,600
Net cash used in investing activities	(30,909)	(78,894)
Cash flows from financing activities:
Proceeds from mortgages and notes	39,411	63,838
Net proceeds related to revolving
credit agreement	456,275	273,225
Net (payments) related to mortgage
warehouse line of credit	(120,181)	(31,933)
Proceeds from senior debt		550,000
Payments of issuance costs		(90)
Principal payments on mortgages and notes	(64,806)	(77,156)
Excess tax benefits from share-based payment	2,417	4,661
Preferred dividends paid	(8,006)	(8,006)
Purchase of treasury stock	(6,309)	(26,627)
Proceeds from sale of stock and employee stock plan	2,953	5,873
Net cash provided by financing activities	301,754	753,785
Net (decrease) in cash	(24,731)	(163,471)
Cash and cash equivalents balance, beginning
of period	54,323	211,273
Cash and cash equivalents balance, end of period	$29,592	$47,802

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Nine Months Ended
	July 31,
	2007	2006

Supplemental disclosures of cash flow:
Cash paid during the period for:
Interest	$120,880	$74,216
Income taxes	$3,574	$262,563
Supplemental disclosures of noncash operating
activities:
Consolidated inventory not owned:
Specific performance options	$13,530	$11,699
Variable interest entities	155,693	336,570
Other options	181,344	173,456
Total inventory not owned	$350,567	$521,725

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

2. For the three and nine months ended July 31, 2007, the Company’s total stock-based compensation expense was $6.3 million ($4.3 million net of tax) and $18.8 million ($12.9 million net of tax), respectively. Included in this total stock-based compensation expense was expense for stock options of $3.7 million ($2.5 million net of tax) and $10.1 million ($6.9 million net of tax) for the three and nine months ended July 31, 2007, respectively.

3. Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
	(Dollars in Thousands)
Interest capitalized at
beginning of period (1)	$138,133	$ 77,048	$102,849	$ 48,366
Plus interest incurred (2)	49,487	41,515	148,285	108,569
Less cost of sales interest
expensed (3)	(29,857)	(25,601)	(85,485)	(62,453)
Less other interest expensed (4)	(1,160)	(649)	(9,046)	(2,169)
Interest capitalized at
end of period	$156,603	$ 92,313	$156,603	$ 92,313

(1) Beginning balance for 2006 does not include interest incurred of $2.3 million which is capitalized in property, plant, and equipment.

(2) Data does not include interest incurred by our mortgage and finance subsidiaries.

(3) Represents interest on borrowings for construction, land and development costs, which are charged to interest expense when homes are delivered.

(4) Represents interest on completed homes and land in planning, which does not qualify for capitalization.

4. Accumulated depreciation at July 31, 2007 and October 31, 2006 amounted to $54.9 million and $43.7 million, respectively, for our homebuilding assets.

5. In accordance with Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment of or Disposal of Long Lived Assets”, we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. As a result of a continued decline in sales pace, sales price and general market conditions, as well as increased cancellation rates during the year, we recorded impairment losses of $87.4 million and $0.8 million for the three months ended July 31, 2007 and 2006, respectively, and $163.7 million and $2.4 million during the nine months ended July 31, 2007 and 2006, respectively. Of the fiscal 2007 amount, inventory impairments recorded during the third quarter were $9.2 million in the Northeast, $3.0 million in the Mid-Atlantic, $2.8 million in the Midwest, $11.5 million in the Southeast (primarily in Fort Myers), $11.1 million in the Southwest, and $49.8 million in the West. For the nine months ended July 31, 2007, inventory impairments recorded were $15.1 million in the Northeast, $3.0 million in the Mid-Atlantic, $8.9 million in the Midwest, $60.9 million in the Southeast (primarily in Fort Myers), $11.3 million in the Southwest, and $64.5 million in the West.

In addition, from time to time, we write off certain residential land options, including approval and engineering costs for land we decided not to purchase, at the earlier of the option expiration or the decision to terminate the option. We wrote off such costs in the amount of $21.2 million and $11.4 million during the three months ended July 31, 2007 and 2006, respectively, and $28.7 million and $18.6 million during the nine months ended July 31, 2007 and 2006, respectively. These write-offs in the nine months ended July 31, 2007 were offset by $8.0 million in recovered deposits that had been written off in the prior year as walk-away costs because, in certain instances where we walked away from option contracts in the fourth quarter of fiscal 2006, we took legal action to recover our deposits. In two of these cases, we were successful and received a portion of our deposit back in the first quarter of fiscal 2007. Inventory impairment losses and option write-offs are reported in the Condensed Consolidated Statements of Operations as “Homebuilding-inventory impairment loss and land option write-offs”.

6. We provide a warranty accrual for repair costs over $1,000 that are not covered by our general liability insurance to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs under our general liability insurance deductible as part of selling, general and administrative costs. For homes delivered in fiscal 2007, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges incurred in the warranty accrual and general liability accrual for the three and nine months ended July 31, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Balance, beginning of period	$90,731	$91,159	$93,516	$86,706
Additions	7,163	8,105	26,034	27,699
Company acquisitions during period				186
Charges incurred	(8,840)	(9,421)	(30,496)	(24,748)
Balance, end of period	$89,054	$89,843	$89,054	$89,843

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

Insurance claims paid by our insurance carriers were $8.8 million and $(0.1) million for the three months ended July 31, 2007 and 2006, respectively, and $9.6 million and $4.7 million for the nine months ended July 31, 2007 and 2006, respectively, for prior year deliveries. During the three months ended July 31, 2006, the insurance carrier recovered a portion of previously paid amounts.

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

Our sales and customer financing processes are subject to the jurisdiction of the U. S. Department of Housing and Urban Development ("HUD"). In connection with the Real Estate Settlement Procedures Act, HUD has inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD's inquiries. After an audit inspection, HUD has recommended that the Company indemnify HUD against any losses that it may sustain with respect to five loans that it alleges were improperly underwritten. The Company has agreed to such indemnification and does not anticipate that any losses with respect to such loans will be material. HUD also recommended that the Company refund a total of five thousand one hundred ninety dollars ($5,190) in connection with seventeen loans; the Company has paid this refund. The Company has also agreed to certain changes recommended by HUD in its quality control plans. In August 2007, HUD informed the Company that it has completed its audit and closed the audit without further recommendations. No further payments or action by the Company is required.

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

The Company has been named as a defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Eastern District of Pennsylvania, Mark W. Mellar et al v. Hovnanian Enterprises, Inc. et al, asserting that the Company’s sales of homes along with the financing of home purchases and the provision of title insurance by affiliated companies violated the Real Estate Settlement Procedures Act. The Company has filed a Motion to Dismiss the complaint.

A subsidiary of the Company has been named as defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell et al v. D’Allesandro & Woodyard et al, alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the Company’s subsidiary’s homes in Fort Myers, Florida. The Company’s subsidiary has filed a Motion to Dismiss the complaint.

8. As of July 31, 2007 and October 31, 2006, respectively, we are obligated under various performance letters of credit amounting to $360.1 million and $453.4 million.

9. Our amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of lenders provides a revolving credit line and letter of credit line of $1.5 billion through May 2011. The facility contains an accordion feature under which the aggregate commitment can be increased to $2.0 billion subject to the availability of additional commitments. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. As of July 31, 2007 and October 31, 2006, the outstanding balance under the Agreement was $455.5 million and zero, excluding letters of credit of $111.1 million and $329.8 million, respectively. The Agreement has covenants that restrict, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the borrower, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur lines, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Agreement also requires the Company to stay within specified financial ratios. The Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of July 31, 2007, we were in compliance with the covenants under the Agreement.

On October 11, 2006, (a) we, K. Hovnanian and certain of our subsidiaries as guarantors entered into a Credit Agreement (the "Revolving and Letter of Credit Facility") with Citicorp USA, Inc., as administrative agent and issuing bank, the lenders from time to time party thereto, and The Bank of New York, as paying agent, and (b) K. Hovnanian entered into an Agreement for Letter of Credit (the "LC Agreement") with Citibank, N.A ("Citibank"). Under the Revolving and Letter of Credit Facility, K. Hovnanian had the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit (the "Security Letter of Credit") up to an aggregate availability of $125 million. On November 14, 2006, per the accordion feature provided for in the Revolving and Letter of Credit Facility, the aggregate commitments under the Revolving and Letter of Credit Facility were increased to $250 million. The Security Letter of Credit served as security for any letters of credit that were issued under the LC Agreement. Under the LC Agreement, K. Hovnanian could have requested Citibank to issue letters of credit up to the aggregate maximum amount of the Security Letter of Credit. Loans under the Revolving and Letter of Credit Facility bore interest at various rates based on (1) an alternate base rate determined by reference to the higher of (a) Citibank's base rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one day, one or two week, or one, two, three or six month interest period as selected by K. Hovnanian.

The Revolving and Letter of Credit Facility has covenants that restrict Hovnanian and certain of its subsidiaries', including K. Hovnanian's, ability to grant liens and enter into consolidations, mergers and transfers of all or substantially all of their respective assets. The Revolving and Letter of Credit Facility contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Revolving and Letter of Credit Facility or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. Borrowings under the Revolving and Letter of Credit Facility were used for general corporate purposes. As of July 31, 2007 and October 31, 2006, the outstanding balance under the Revolving and Letter of Credit Facility was $0.8 million and zero, excluding letters of credit of $249.0 million and $123.6 million, respectively. As of July 31, 2007, we were in compliance with our loan covenants.

On August 8, 2007, we terminated the Revolving and Letter of Credit Facility. The termination resulted in a fee payable to us of $19.1 million in accordance with the termination provision of the agreement, which stated that upon termination we would pay or receive a fee based on the change in our credit default swap rate. This fee will be reported as income in the fourth quarter of fiscal 2007, since we were only entitled to such a fee in the event the facility was terminated.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $150 million through March 13, 2008. Interest is payable monthly at LIBOR plus 0.9%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. We also have a commercial paper facility which was amended May 8, 2007. Pursuant to the amended agreement, the commercial paper amount increased from $150 million to $200 million. The amended facility expires on April 25, 2008 and interest is payable monthly at LIBOR plus 0.40%. We believe that we will be able to extend the facilities beyond their current expiration dates or negotiate replacement facilities, but there can be no assurance of such extension or replacement facilities. As of July 31, 2007 and October 31, 2006, borrowings under both agreements were $150.0 million and $270.2 million, respectively. The agreements require K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of July 31, 2007, we were in compliance with the covenants of these agreements.

10. At July 31, 2007, we had $1,655.3 million of outstanding senior notes ($1,650.6 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At July 31, 2007, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010.

Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions and covenant restrictions, may do so from time to time. We may also make open market purchases from time to time depending on market conditions. The indentures governing the senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior notes and senior subordinated notes is less than 2.0 to 1.0, we will be restricted from making certain payments, including dividends on our 7.625% Series A Preferred Stock. The indentures also contain events of default which would permit the holders of the senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of July 31, 2007, we were in compliance with the covenants of these indentures.

In August 2007, we purchased in open market transactions $17.6 million of the 10 1/2 % Senior Notes for $17.5 million. The net amount will be reported as a gain on the extinguishment of debt in the fourth quarter of fiscal 2007. In addition, in August 2007, we satisfied and discharged the remaining principal balance of $122.7 million of the 10 1/2% Senior Notes and our obligations under the indenture under which such notes were issued by depositing the cash required to retire the senior notes in escrow with the trustee under the indenture.

11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock, of 1.7 million and 2.1 million for the three and nine months ended July 31, 2006, respectively. For the three and nine months ended July 31, 2007 there were no incremental shares attributed to non-vested stock and outstanding options to purchase common stock because we had a net loss for the period, and any incremental shares would not be dilutive.

12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. In each of the first, second and third quarters of 2007 and 2006, we paid $2.7 million of dividends on the Series A Preferred Stock.

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

Evaluation of segment performance is based primarily on operating income from continuing operations before provision for income taxes. Operating income for the Homebuilding segments consist of revenues generated from sales of homes and land, equity in income from unconsolidated entities and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Operating income for the Financial Services segment consist of revenues generated from mortgage banking and title services, less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

                Financial information relating to the Company’s operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,

(In thousands)	2007	2006	2007	2006
Revenues:

Northeast	$ 242,773	$ 248,503	$ 645,098	$ 658,681
Mid-Atlantic	216,047	242,509	657,692	692,297
Midwest	65,624	42,524	146,389	110,959
Southeast	171,588	397,680	601,328	986,570
Southwest	198,356	220,515	576,758	639,197
West	218,842	375,802	722,748	1,251,239
Total homebuilding revenues	1,113,230	1,527,533	3,350,013	4,338,943

Financial services	17,260	22,661	56,691	63,114
Corporate and unallocated	103	325	348	575
Total revenues	$1,130,593	$1,550,519	$3,407,052	$4,402,632
(Loss)/income before income taxes:
Northeast	$ (5,838)	$ 37,123	$ 5,552	$ 101,066
Mid-Atlantic	15,613	28,625	73,343	105,123
Midwest	(9,413)	(7,630)	(31,909)	(16,166)
Southeast	(25,759)	31,240	(128,034)	80,886
Southwest	1,599	19,469	17,960	55,367
West	(89,427)	36,108	(127,021)	156,779
Total homebuilding (loss)/income before income taxes	(113,225)	144,935	(190,109)	483,055
Financial services	6,081	7,534	20,814	19,940
Corporate and unallocated	(18,989)	(31,592)	(64,900)	(84,344)
(Loss)/income before income taxes	$(126,133)	$ 120,877	$ (234,195)	$ 418,651

	July 31,	October 31,
	2007	2006

(In thousands)
Assets

Northeast	$1,286,626	$1,164,801
Mid-Atlantic	710,334	726,777
Midwest	182,032	177,362
Southeast	494,862	647,374
Southwest	621,529	596,391
West	1,369,325	1,399,412
Total homebuilding assets	4,664,708	4,712,117
Financial services	190,103	304,917
Corporate and unallocated	507,951	463,001
Total assets	$5,362,762	$5,480,035

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

Based on the provisions of FIN 46, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee (we currently define significant as greater than $100,000 because we have determined that in the aggregate the VIEs related to deposits of this size or less are not material), we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE, we consolidate it on our balance sheet. The fair value of the VIEs inventory is reported as “Consolidated inventory not owned – variable interest entities”.

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

At July 31, 2007, all 28 VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $23.7 million. These option deposits and any pre-development costs represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $173.9 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At July 31, 2007, the balance reported in minority interest from inventory not owned was $81.7 million. Creditors of these VIEs have no recourse against us.

We will continue to control land and lots using options. Not all of our deposits are with VIEs. Including the deposits with the 28 VIEs described above, at July 31, 2007, we had total cash and letters of credit deposits amounting to approximately $275.1 million to purchase land and lots with a total purchase price of $2,994.8 million. The maximum exposure to loss is limited to the deposits and pre-development costs, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

		July 31, 2007
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$ 36,324	$ 7,704	$ 44,028
Inventories	700,206	190,303	890,509
Other assets	79,303	5,170	84,473
Total assets	$815,833	$203,177	$1,019,010

Liabilities and equity:
Accounts payable and accrued
liabilities	$ 70,256	$ 16,469	$ 86,725
Notes payable	342,126	44,269	386,395
Equity of:
Hovnanian Enterprises, Inc.	97,024	86,638	183,662
Others	306,427	55,801	362,228
Total equity	403,451	142,439	545,890
Total liabilities and equity	$815,833	$203,177	$1,019,010
Debt to capitalization ratio	46%	24%	41%

		October 31, 2006
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$ 58,632	$ 7,436	$ 66,068
Inventories	691,942	215,803	907,745
Other assets	86,826	3,990	90,816
Total assets	$837,400	$227,229	$1,064,629

Liabilities and equity:
Accounts payable and accrued
liabilities	$117,658	$ 22,415	$ 140,073
Notes payable	342,068	47,126	389,194
Equity of:
Hovnanian Enterprises, Inc.	88,486	95,163	183,649
Others	289,188	62,525	351,713
Total equity	377,674	157,688	535,362
Total liabilities and equity	$837,400	$227,229	$1,064,629
Debt to capitalization ratio	48%	23%	42%

As of July 31, 2007 and October 31, 2006, we had advances outstanding of approximately $21.5 million and $29.1 million, respectively, to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. On our Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $205.2 million and $212.6 million at July 31, 2007 and October 31, 2006, respectively. The minor difference between the Hovnanian equity balance disclosed in the tables above plus advances to unconsolidated joint ventures balance compared to the

Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheets is due to a different inside basis versus outside basis in certain joint ventures.

For the Three Months Ended July 31, 2007
	Homebuilding	Land Development	Total

Revenues	$ 118,651	$ 5,260	$ 123,911
Cost of sales and expenses	(134,315)	(5,103)	(139,418)
Net (loss) income	$ (15,664)	$ 157	$ (15,507)
Our share of net (loss) earnings	$ (3,106)	$ 119	$ (2,987)

For the Three Months Ended July 31, 2006
	Homebuilding	Land Development	Total

Revenues	$ 192,918	$ 7,447	$ 200,365
Cost of sales and expenses	(209,541)	(7,259)	(216,800)
Net (loss) income	$ (16,623)	$ 188	$ (16,435)
Our share of net loss	$ (3,397)	$ (145)	$ (3,542)

For the Nine Months Ended July 31, 2007
	Homebuilding	Land Development	Total

Revenues	$ 340,097	$ 29,481	$ 369,578
Cost of sales and expenses	(353,496)	(29,208)	(382,704)
Net (loss) income	$ (13,399)	$ 273	$ (13,126)
Our share of net (loss) earnings	$ (3,540)	$ 104	$ (3,436)

For the Nine Months Ended July 31, 2006
	Homebuilding	Land Development	Total

Revenues	$ 657,086	$ 19,878	$ 676,964
Cost of sales and expenses	(614,741)	(19,501)	(634,242)
Net income	$ 42,345	$ 377	$ 42,722
Our share of net earnings (loss)	$ 13,644	$ (19)	$ 13,625

(Loss) income from unconsolidated joint ventures is reflected as a separate line in the Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The minor difference this fiscal year between our share of the income or loss from these unconsolidated joint ventures disclosed in the tables above compared to the Hovnanian Enterprises, Inc. Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2007 is due to the reclass of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture’s total assets, and such financing is obtained on a non-recourse basis, with guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities.

16. Recent Accounting Pronouncements – In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," (“SFAS 156”) which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing a company the option to carry mortgage servicing rights at fair value. This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 became effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS 156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders' equity. The recognition of funded status provision of SFAS 158 applies prospectively and is effective for fiscal years ending after December 15, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the fiscal year end effective for fiscal years ending after December 15, 2008. Since we do not have defined benefit plans, SFAS 158 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

17. Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. In the first quarter of fiscal 2007, we determined that the intangible assets associated with our Fort Myers operations in the Southeast were impaired, and wrote off the intangible asset balance of $76.5 million at January 31, 2007. This resulted in a charge of $51.5 million to intangible amortization on the Condensed Consolidated Statements of Operations. The remaining $25 million which had been recorded against Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets was reversed because this was an accrual for contingent purchase price; however, this payment will no longer be made as the operations have not generated the profits necessary to require the payment. Certain of the impairment charges associated with our Fort Myers operations were not deductible for tax purposes and therefore did not provide a tax benefit. As a result, our effective rate for the nine months ended July 31, 2007 was 31.5% compared to 36.8% in the prior year. Also, in the third quarter of fiscal 2007, we wrote-off an intangible asset of $3.2 million to intangible amortization related to the tradename associated with the 2002 purchase of a California homebuilder, as we terminated use of the acquisition tradename in certain communities in the third quarter.

We are amortizing the remaining definite life intangibles over their expected useful lives, ranging from three to five years. Given the current weakened condition in certain of our markets, we have evaluated goodwill and definite life intangible assets in these negatively impacted markets at July 31, 2007, and determined that no impairments exist at this time.

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

19. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of July 31, 2007 had issued and outstanding $400 million of Senior Subordinated Notes, $1,655.3 million face value of Senior Notes, $455.5 million drawn under the Revolving Credit Agreement described in Note 9 and $0.8 million (excluding letters of credit of $249.0 million) drawn under the Revolving and Letter of Credit Facility. The Senior Subordinated Notes, Senior Notes, the Revolving Credit Agreement and the Revolving and Letter of Credit Facility are fully and unconditionally guaranteed by the Parent. In August 2007, we terminated the Revolving and Letter of Credit Facility and discharged our obligations with respect to the 10 1/2% Senior Notes due 2007 (See Notes 9 and 10).

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 31, 2007
(Dollars in Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$ 274	$ 56,666	$4,512,822	$263,423		$$4,833,185
Financial services			139	189,964		190,103
Income taxes (payable)
receivable	107,597	42,048	189,998	(169)		339,474
Investments in and amounts
due to and from
consolidated subsidiaries	1,677,863	3,105,435	(3,198,053)	(196,649)	(1,388,596)	-
Total assets	$1,785,734	$3,204,149	$1,504,906	$256,569	$(1,388,596)	$5,362,762

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding	$	$ 1,471	$ 766,036	$24,410	$	$ 791,917
Financial services			107	168,063		168,170
Notes payable		2,533,591	295			2,533,886
Minority interest			81,679	1,376		83,055
Stockholders’ equity	1,785,734	669,087	656,789	62,720	(1,388,596)	1,785,734
Total liabilities and
stockholders’ equity	$1,785,734	$3,204,149	$1,504,906	$256,569	$(1,388,596)	$5,362,762

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 100	$1,113,239	$ (5)	$ (1)	$1,113,333
Financial services			1,194	16,066		17,260
Intercompany charges		76,689	76,206		(152,895)	-
Equity in pretax income
of consolidated
subsidiaries	(126,133)				126,133	-
Total revenues	(126,133)	76,789	1,190,639	16,061	(26,763)	1,130,593

Expenses:
Homebuilding		582	1,292,057	57	(49,888)	1,242,808
Financial services			353	10,826		11,179
Total expenses		582	1,292,410	10,883	(49,888)	1,253,987
Income (loss) from
unconsolidated joint
ventures			(2,739)			(2,739)
Income (loss) before income taxes	(126,133)	76,207	(104,510)	5,178	23,125	(126,133)
State and federal income
(benefit)/taxes	(48,274)	26,672	(39,317)	424	12,221	(48,274)
Net income (loss)	$(77,859)	$49,535	$(65,193)	$ 4,754	$ 10,904	$ (77,859)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 119	$1,512,360	$ 15,379		$$1,527,858
Financial services			2,240	20,421		22,661
Intercompany charges		81,758	81,317		(163,075)	-
Equity in pretax income
of consolidated
subsidiaries	120,877				(120,877)	-
Total revenues	120,877	81,877	1,595,917	35,800	(283,952)	1,550,519

Expenses:
Homebuilding		560	1,444,103	8,039	(41,426)	1,411,276
Financial services			1,263	13,864		15,127
Total expenses		560	1,445,366	21,903	(41,426)	1,426,403
Income (loss) from unconsolidated joint ventures			(3,239)			(3,239)
Income (loss) before income taxes	120,877	81,317	147,312	13,897	(242,526)	120,877
State and federal income
(benefit)/taxes	43,830	31,191	50,247	4,971	(86,409)	43,830
Net income (loss)	$ 77,047	$ 50,126	$ 97,065	$ 8,926	$ (156,117)	$ 77,047

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 338	$3,341,138	$ 8,886	$ (1)	$3,350,361
Financial services			2,732	53,959		56,691
Intercompany charges		219,911	218,566		(438,477)	-
Equity in pretax income
of consolidated
subsidiaries	(234,195)				234,195	-
Total revenues	(234,195)	220,249	3,562,436	62,845	(204,283)	3,407,052

Expenses:
Homebuilding		1,682	3,734,484	8,157	(141,887)	3,602,436
Financial services			912	35,036	(71)	35,877
Total expenses		1,682	3,735,396	43,193	(141,958)	3,638,313
Income (loss) from
unconsolidated joint
ventures			(2,934)			(2,934)
Income (loss) before income taxes	(234,195)	218,567	(175,894)	19,652	(62,325)	(234,195)
State and federal income
(benefit)/taxes	(73,669)	76,498	(52,440)	6,055	(30,113)	(73,669)
Net income (loss)	$(160,526)	$142,069	$ (123,454)	$13,597	$(32,212)	$ (160,526)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$	$ 370	$ 4,310,378	$ 28,770		$$4,339,518
Financial services			6,516	56,598		63,114
Intercompany charges		224,600	223,705		(448,305)	-
Equity in pretax income
of consolidated
subsidiaries	418,651				(418,651)	-
Total revenues	418,651	224,970	4,540,599	85,368	(866,956)	4,402,632

Expenses:
Homebuilding		1,265	4,045,861	15,180	(107,666)	3,954,640
Financial services			3,442	39,977	(245)	43,174
Total expenses		1,265	4,049,303	55,157	(107,911)	3,997,814
Income from unconsolidated joint ventures			13,833			13,833
Income (loss) before income taxes	418,651	223,705	505,129	30,211	(759,045)	418,651
State and federal income
(benefit)/taxes	153,859	79,239	181,997	11,762	(272,998)	153,859
Net income (loss)	$ 264,792	$ 144,466	$ 323,132	$ 18,449	$ (486,047)	$ 264,792

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:	$(160,526)	$142,069	$(123,454)	$13,597	$(32,212)	$(160,526)
Net income (loss)
Adjustments to reconcile net
income (loss) to net cash provided by
(used in) operating activities	(70,953)	(3,937)	(243,210)	150,838	32,212	(135,050)
Net cash provided by (used in)
operating activities	(231,479)	138,132	(366,664)	164,435	-	(295,576)

Net cash (used in)
investing activities			(22,949)	(7,960)		(30,909)

Net cash provided by (used in)
financing activities	38,883	456,275	(72,696)	(120,708)		301,754

Intercompany investing and financing activities – net	192,597	(626,869)	469,192	(34,920)		-
Net increase (decrease) in cash	1	(32,462)	6,883	847		(24,731)
Cash and cash equivalents
balance, beginning of period	16	59,529	(16,122)	10,900		54,323

Cash and cash equivalents balance, end of period	$ 17	$ 27,067	$ (9,239)	$11,747	$ -	$ 29,592

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2006
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$ 264,792	$ 144,466	$ 323,132	$ 18,449	$ (486,047)	$ 264,792
Adjustments to reconcile net
income to net cash provided by
(used in) operating activities	(76,641)	(7,698)	(1,401,483)	(103,379)	486,047	(1,103,154)
Net cash provided by (used in) operating activities	188,151	136,768	(1,078,351)	(84,930)	-	(838,362)

Net cash (used in) investing activities			(67,692)	(11,202)		(78,894)

Net cash provided by (used in)
financing activities	(94)	823,225	(105,042)	35,696		753,785

Intercompany investing and financing activities – net	(188,057)	(1,174,583)	1,310,790	51,850		-
Net increase (decrease) in cash	-	(214,590)	59,705	(8,586)		(163,471)
Cash and cash equivalents
balance, beginning of period	16	298,596	(97,024)	9,685		211,273

Cash and cash equivalents balance, end of period	$ 16	$ 84,006	$ (37,319)	$ 1,099	$ -	$ 47,802

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Inventories - Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less direct costs to sell. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is the difference between the book value of the individual community and the discounted future cash flows generated from expected revenue of the community, less the associated costs to complete and direct costs to sell, which approximates fair value. For land held for sale, a loss is recorded if the fair value less cost to sell is below the carrying amount. The loss is the difference between the carrying amount and the fair value less cost to sell.

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

Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including trade names, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We are amortizing the definite life intangibles over their expected useful lives, ranging from three to five years. We also assess definite life intangibles for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Midwest (Ohio, Illinois, Kentucky, Michigan, Minnesota), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D. C.), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas), and the West (California). In addition, we provide financial services to our homebuilding customers.

Our cash uses during the nine months ended July 31, 2007 were for operating expenses, increases in housing inventories, construction, property, plant and equipment, income taxes, interest, repayments on our mortgage warehouse agreement, payments on mortgages and notes, investments in joint ventures, purchases of treasury stock and preferred stock dividends. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, other revenues and distributions from joint ventures. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs. In addition, in August 2007, we received a $62.5 million tax refund for the fiscal year ended October 31, 2006.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of July 31, 2007, 3.4 million shares of Class A Common Stock have been purchased under this program, of which 0.2 million shares were acquired during the nine months ended July 31, 2007. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share for net proceeds of $135 million. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. In each of the first, second and third quarters of 2007 and 2006, we paid $2.7 million of dividends on the Series A Preferred Stock.

Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of lenders. The Credit Agreement provides a revolving credit line and letter of credit line of $1.5 billion through May 2011. The facility contains an accordion feature under which the aggregate commitment can be increased to $2.0 billion subject to the availability of additional commitments. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. At July 31, 2007, there was $455.5 million drawn under this Agreement we had issued letters of credit totaling $111.1 million and we had approximately $19.6 million of unrestricted homebuilding cash. As a result of the borrowing base limits, as of July 31, 2007, we had $132.1 million available to draw under this Agreement. However, the borrowing base increases as inventory increases. We believe that we will be able either to extend the Agreement beyond May 2011 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Agreement has covenants that restrict, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the borrower, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur lines, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Agreement also requires the Company to stay within specified financial ratios. The Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of July 31, 2007, we were in compliance with the covenants under the Agreement. We and each of our significant subsidiaries, except for K. Hovnanian, the borrower, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreements.

On October 11, 2006, (a) we, K. Hovnanian and certain of our subsidiaries as guarantors entered into a Credit Agreement (the "Revolving and Letter of Credit Facility") with Citicorp USA, Inc., as administrative agent and issuing bank, the lenders from time to time party thereto, and The Bank of New York, as paying agent, and (b) K. Hovnanian entered into an Agreement for Letter of Credit (the "LC Agreement") with Citibank, N.A ("Citibank"). Under the Revolving and Letter of Credit Facility, K. Hovnanian had the right to borrow and to obtain the issuance, renewal, extension and increase of a letter of credit (the "Security Letter of Credit") up to an aggregate availability of $125 million. On November 14, 2006, per the accordion feature provided for in the Revolving and Letter of Credit Facility, the aggregate commitments under the Revolving and Letter of Credit Facility were increased to $250 million. The Security Letter of Credit served as security for any letters of credit that were issued under the LC Agreement. Under the LC Agreement, K. Hovnanian could have requested Citibank to issue letters of credit up to the aggregate maximum amount of the Security Letter of Credit. Loans under the Revolving and Letter of Credit Facility bore interest at various rates based on (1) an alternate base rate determined by reference to the higher of (a) Citibank's base rate and (b) the federal funds rate plus 1/2% or (2) a LIBOR-based rate for a one day, one or two week, or one, two, three or six month interest period as selected by K. Hovnanian. We and each of our significant subsidiaries, except for K. Hovnanian, the borrower, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, were guarantors under the Revolving and Letter of Credit Facility.

The Revolving and Letter of Credit Facility has covenants that restrict Hovnanian and certain of its subsidiaries', including K. Hovnanian's ability to grant liens and enter into consolidations, mergers and transfers of all or substantially all of their respective assets. The Revolving and Letter of Credit Facility contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Revolving and Letter of Credit Facility or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. Borrowings under the Revolving and Letter of Credit Facility were used for general corporate purposes. As of July 31, 2007, the outstanding balance under the Revolving and Letter of Credit Facility was $0.8 million, excluding letters of credit of $249.0 million. As of July 31, 2007, we were in compliance with our loan covenants.

On August 8, 2007, we terminated the Revolving and Letter of Credit Facility. The termination resulted in a fee payable to us of $19.1 million in accordance with the termination provision of the agreement, which stated that upon termination we would pay or receive a fee based on the change in our credit default swap rate. This fee will be reported as income in the fourth quarter of fiscal 2007, since we were only entitled to such a fee in the event the facility was terminated.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $150 million through March 13, 2008. Interest is payable monthly at LIBOR plus 0.9%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. We also have a commercial paper facility which was amended May 8, 2007. Pursuant to the amended agreement, the commercial paper facility amount increased from $150 million to $200 million. The amended facility expires on April 25, 2008 and interest is payable monthly at LIBOR plus 0.40%. We believe that we will be able to extend the facilities beyond their current expiration dates or negotiate replacement facilities, but there can be no assurance of such extension or replacement facilities. As of July 31, 2007, the aggregate principal amount of all borrowings under both agreements was $150 million. The agreements require K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of July 31, 2007, we were in compliance with the covenants of these agreements.

At July 31, 2007, we had $1,655.3 million of outstanding senior notes ($1,650.6 million, net of discount), comprised of $140.3 million 10 1/2% Senior Notes due 2007, $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At July 31, 2007, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for K. Hovnanian, the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor of the senior notes and senior subordinated notes. Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions and covenant restrictions, may do so from time to time. We may also make open market purchases from time to time depending on market conditions. The indentures governing the senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior notes and senior subordinated notes is less than 2.0 to 1.0, we will be restricted from making certain payments, including dividends on our 7.625% Series A Preferred Stock. If current market trends continue, or worsen, at some point in fiscal 2008 we anticipate that we will be restricted from paying the preferred dividend. A restriction on making preferred dividend payments under our bond indentures would not affect our compliance with any of the covenants contained in our Revolving Credit Agreement, The indentures also contain events of default which would permit the holders of the senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of July 31, 2007, we were in compliance with the covenants of these indentures.

In August 2007, we purchased in open market transactions $17.6 million of the 10 1/2 % Senior Notes for $17.5 million. The net amount will be reported as a gain on the extinguishment of debt in the fourth quarter of fiscal 2007. In addition, in August 2007, we satisfied and discharged the remaining principal balance of $122.7 million of the 10 1/2% Senior Notes and our obligations under the indenture under which such notes were issued by depositing the cash required to retire the senior notes in escrow with the trustee under the indenture.

Total inventory increased $84.4 million, excluding inventory not owned, during the nine months ended July 31, 2007. This increase excluded the decrease in consolidated inventory not owned of $40.0 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See “Notes to Condensed Consolidated Financial Statements” – Note 14 for additional information on FIN 46R. Total inventory in the Northeast increased $107.8 million, the Southwest increased $20.0 million, the Midwest increased $6.8 million, and the West increased $36.1 million. The increases in inventory were primarily the result of planned growth in our existing markets as we have increased the number of communities open for sale from 427 at October 31, 2006 to 449 at July 31, 2007. These increases were offset by decreases in the Mid-Atlantic of $19.9 million and the Southeast of $66.4 million. The decreases were primarily the result of deliveries in existing communities in the Mid-Atlantic and a significant impairment in the Southeast (Fort Myers) totaling $59.1 million. Substantially all homes under construction or completed and included in inventory at July 31, 2007 are expected to be closed during the next twelve months. Most inventory completed or under development was/is partially financed through our line of credit, preferred stock and senior and senior subordinated indebtedness.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Inventory impairment losses, which include inventory that has been written-off or written-down, increased $163.4 million for the nine months ended July 31,

2007, compared to the same period in the prior year. During the first nine months of fiscal 2007, we incurred $163.7 million in write-downs primarily attributable to impairments as a result of a continued decline in sales pace, sales price and general market conditions, as well as increased cancellation rates. In addition, we wrote-off inventory costs in the amount of $28.7 million during the nine months ended July 31, 2007. These write-offs were offset by $8.0 million in recovered deposits that had been written off in the prior year as walk-away costs because, in certain instances where we walked away from option contracts in the fourth quarter of fiscal 2006, we took legal action to recover our deposits. In two of these cases, we were successful and received a portion of our deposit back in the first quarter of fiscal 2007.

The following table summarizes the number of buildable homes included in our total residential real estate.

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

July 31, 2007:

Northeast	41	7,534	6,657	14,191
Mid-Atlantic	73	6,722	7,936	14,658
Midwest	35	4,224	2,273	6,497
Southeast	91	11,778	7,196	18,974
Southwest	133	12,294	3,383	15,677
West	76	10,541	1,129	11,670

Consolidated total	449	53,093	28,574	81,667

Unconsolidated joint ventures		4,727	1,050	5,777

Total including unconsolidated joint ventures		57,820	29,624	87,444

Owned		28,012	4,564	32,576
Optioned		22,737	24,010	46,747

Controlled lots		50,749	28,574	79,323

Construction to permanent financing lots		2,344	-	2,344

Consolidated total		53,093	28,574	81,667

Lots controlled by unconsolidated joint ventures		4,727	1,050	5,777

Total including unconsolidated joint ventures		57,820	29,624	87,444

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes
October 31, 2006:

Northeast	45	7,228	11,293	18,521
Mid-Atlantic	84	7,476	9,352	16,828
Midwest	37	3,608	2,753	6,361
Southeast	85	12,956	10,363	23,319
Southwest	117	13,203	5,202	18,405
West	59	12,018	2,598	14,616

Consolidated total	427	56,489	41,561	98,050

Unconsolidated joint ventures		5,930	817	6,747

Total including unconsolidated joint ventures		62,419	42,378	104,797

Owned		28,546	5,358	33,904
Optioned		24,511	36,203	60,714

Controlled lots		53,057	41,561	94,618

Construction to permanent financing lots		3,432		3,432

Consolidated total		56,489	41,561	98,050

Lots controlled by unconsolidated joint ventures		5,930	817	6,747

Total including unconsolidated joint ventures		62,419	42,378	104,797

The following table summarizes our started unsold homes and models. The decrease in total started unsold homes compared to the prior year end is primarily due to an effort to sell inventoried homes during fiscal 2007. In some instances, this required giving additional incentives to homebuyers on completed unsold homes.

	July 31, 2007			October 31, 2006

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	415	49	464	568	18	586
Mid-Atlantic	371	1	372	376	5	381
Midwest	133	31	164	139	34	173
Southeast	452	26	478	424	63	487
Southwest	817	106	923	809	97	906
West	604	237	841	626	165	791

Total	2,792	450	3,242	2,942	382	3,324

Investments in and advances to unconsolidated joint ventures decreased $7.3 million during the nine months ended July 31, 2007. This decrease is due to losses from joint ventures and distributions made during the period, partially offset by additional contributions and advances to joint ventures.. As of July 31, 2007, we have investments in ten homebuilding joint ventures and ten land development joint ventures. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes decreased $0.4 million to $94.4 million at July 31, 2007. This change is primarily made up of a decrease in deposits due to fewer lots under option at July 31, 2007 as compared to October 31, 2006, combined with a reduction of receivables from home sales, the cash for which was in transit from various title companies at the end of the respective periods. These decreases were offset by an increase in miscellaneous receivables for amounts due to us from land sellers for lot option walk-aways.

	Prepaid expenses and other assets are as follows:

	July 31,	October 31,	Dollar
	2007	2006	Change

Prepaid insurance	$ 9,073	$ 8,945	$ 128
Prepaid project costs	114,979	97,920	17,059
Senior residential rental properties	8,051	8,352	(301)
Other prepaids	24,529	30,082	(5,553)
Other assets	26,233	30,304	(4,071)

Total	$182,865	$175,603	$ 7,262

Prepaid project costs increased due to the growth in the number of communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids decreased due to the amortization of prepaid fees on our credit agreements, along with continued amortization of prepaid bond fees. The decrease in other assets is partially due to a decrease in prepaid costs related to timing of financing proceeds received on completed models. In addition, other assets decreased for our executive deferred compensation plan, as there were payouts in the first quarter of fiscal 2007.

At July 31, 2007, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2000.

Definite life intangibles decreased $103.4 million to $61.7 million at July 31, 2007. The decrease was the result of amortization during the nine months of $23.3 million, and the write-off of $76.5 million for impaired intangible assets associated with the Fort Myers operations in the Southeast. In the first quarter of fiscal 2007, we determined that the intangible assets associated with our Fort Myers operations in the Southeast were impaired, and wrote off the assets of $76.5 million at January 31, 2007. This resulted in a charge of $51.5 million to intangible amortization on the Condensed Consolidated Statements of Operations. The remaining $25 million was recorded against Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets because at the time of acquisition this was an accrual for contingent purchase price, however, because of the impairment, payment will no longer be made. In addition, in the third quarter of fiscal 2007, we wrote-off an intangible asset of $3.2 million to intangible amortization related to the tradename associated with the 2002 purchase of a California homebuilder, as we terminated use of the acquired tradename in certain communities in the third quarter.

Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $162.7 million and $282.0 million at July 31, 2007 and October 31, 2006, respectively, were being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. The decrease in the receivable from October 31, 2006 is directly related to a decrease in the amount of loans financed at July 31, 2007, combined with a decrease in the average loan value.

Income taxes receivable increased $79.7 million as a result of temporary differences between book and tax related to the inventory and intangible impairment charges taken during fiscal 2007. In August 2007, we received a $62.5 million tax refund for the fiscal year ended October 31, 2006.

Accounts payable and other liabilities are as follows:

	July 31,	October 31,	Dollar
	2007	2006	Change

Accounts payable	$180,715	$201,785	$ (21,070)
Reserves	101,372	104,734	(3,362)
Accrued expenses	52,034	102,794	(50,760)
Accrued compensation	46,359	65,313	(18,954)
Other liabilities	59,333	107,767	(48,434)
Total	$439,813	$582,393	$(142,580)

The decrease in accounts payable was primarily due to timing of payments made during 2007 related to the high level of invoices received and recorded in the fourth quarter of fiscal 2006. The decrease in accrued expenses is due to payments of accrued acquisition earnout obligations as well as cash payments made to fund letter of credit deposits for land options that were terminated and accrued in the fourth quarter of fiscal 2006. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2006 fourth quarter bonuses during the first quarter of 2007, combined with lower accrued bonuses for the first, second and third quarters of fiscal 2007. The decrease in other liabilities is mainly due to the reduction of an accrual for contingent purchase price on an acquisition. Also contributing to the decrease in other liabilities was a decrease in deferred revenue for homes financed through our wholly-owned mortgage subsidiary, in accordance with our revenue recognition policy.

Customer deposits decreased $91.4 million to $93.5 million at July 31, 2007. The decrease is partially due to the reduction in the number of homes in backlog from 8,496 at October 31, 2006 to 7,126 at July 31, 2007. Also

contributing to the decrease was less cash received in excess of billings related to homes that have customer construction financing arrangements in the Southeast.

Mortgage warehouse line of credit decreased $120.2 million to $150.0 million at July 31, 2007. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2006 to July 31, 2007.

Accrued interest decreased $24.1 million to $27.0 million at July 31, 2007. The decrease is primarily due to the timing of bond payments made during the year.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2006

Total revenues:

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
	July 31, 2007	July 31, 2006	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$1,079,226	$1,499,826	$(420,600)	(28)%
Land sales and other revenues	34,107	28,032	6,075	22%
Financial services	17,260	22,661	(5,401)	(24)%

Total revenues	$1,130,593	$1,550,519	$(419,926)	(27)%

	Nine Months Ended
	July 31, 2007	July 31, 2006	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$3,273,156	$4,225,571	$(952,415)	(23)%
Land sales and other revenues	77,205	113,947	(36,742)	(32)%
Financial services	56,691	63,114	(6,423)	(10)%

Total revenues	$3,407,052	$4,402,632	$(995,580)	(23)%

Homebuilding:

Compared to the same prior period, homebuilding revenues decreased $420.6 million or 28% during the three months ended July 31, 2007 and decreased $952.4 million or 23% during the nine months ended July 31, 2007 primarily as a result of fewer deliveries in 2007. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see section titled “Land Sales and Other Revenues” below.

                Information on homes delivered by market area is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,

	2007	2006	2007	2006
	(Dollars in Thousands)
Northeast:
Dollars	$238,299	$234,231	$637,437	$634,358
Homes	485	526	1,354	1,405

Mid-Atlantic:
Dollars	$215,363	$222,653	$627,421	$671,543
Homes	459	430	1,331	1,300

Midwest:
Dollars	$ 65,563	$ 52,019	$145,666	$110,346
Homes	290	195	685	574

Southeast(1):
Dollars	$164,111	$394,759	$589,680	$975,739
Homes	597	1,600	2,177	4,064

Southwest:
Dollars	$196,681	$220,211	$572,904	$635,759
Homes	861	1,022	2,514	2,948

West:
Dollars	$199,209	$375,953	$700,048	$1,197,826
Homes	487	850	1,534	2,732

Consolidated total:
Dollars	$1,079,226	$1,499,826	$3,273,156	$4,225,571
Homes	3,179	4,623	9,595	13,023

Unconsolidated joint
ventures:
Dollars	$117,898	$189,287	$329,635	$648,301
Homes	329	498	893	1,695

Totals:
Housing revenues	$1,197,124	$1,689,113	$3,602,791	4,873,872
Homes delivered	3,508	5,121	10,488	14,718

(1)	Southeast includes deliveries from our acquisition of CraftBuilt Homes in April 2006 with deliveries in South Carolina and Georgia.

                An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts(1) for the Nine Months Ended July 31,		Contract Backlog as of July 31,
	2007	2006	2007	2006
	(Dollars in Thousands)
Northeast:
Dollars	$584,035	$629,854	$571,495	$746,480
Homes	1,202	1,413	1,066	1,591

Mid-Atlantic:
Dollars	$558,393	$688,002	$497,697	$729,483
Homes	1,212	1,375	1,015	1,456

Midwest:
Dollars	$177,066	$125,002	$157,594	$115,747
Homes	779	651	762	658

Southeast (2):
Dollars	$235,619	$683,686	$702,385	$1,221,462
Homes	801	2,298	2,437	4,315

Southwest :
Dollars	$589,900	$635,986	$255,498	$300,375
Homes	2,644	2,981	1,129	1,329

West:
Dollars	$668,963	$872,358	$299,153	$490,893
Homes	1,587	1,943	717	964

Consolidated total:
Dollars	$2,813,976	$3,634,888	$2,483,822	$3,604,440
Homes	8,225	10,661	7,126	10,313

Unconsolidated joint ventures:
Dollars	$156,047	$323,557	$352,265	$706,057
Homes	500	903	737	1,548

Totals:
Dollars	$2,970,923	$3,958,445	$2,836,087	$4,310,497
Homes	8,725	11,564	7,863	11,861

(1) Net contracts are defined as new contracts during the period for the purchase of homes, less cancellations of prior contracts.

(2) The number and the dollar amount of net contracts and contract backlog in the Southeast include the effects of the CraftBuilt Homes acquisition, which closed in April 2006.

Our reported level of net contracts has been impacted by a slowdown in the pace in most of our segments and an increase in our cancellation rates over the past several quarters, due to weakening market conditions and tighter mortgage loan underwriting criteria. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures.

Quarter	2003	2004	2005	2006	2007

First	23%	23%	27%	30%	36%
Second	18%	19%	21%	32%	32%
Third	21%	20%	24%	33%	35%
Fourth	25%	24%	25%	35%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of backlog. For comparison, the following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2003	2004	2005	2006	2007

First	16%	14%	15%	12%	18%
Second	15%	14%	14%	16%	19%
Third	15%	12%	15%	16%	19%
Fourth	19%	16%	12%	20%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. Cancellations also occur as a result of buyer failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. Cancellation rates can be higher in markets where buyers sign contracts so as to tie up a house they like and then cancel within the rescission period once they reach a final decision on the house they want. This situation is more common in certain markets, particularly California. However, in recent quarters we have experienced a higher than normal number of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in the contract price and due to tighter mortgage loan underwriting criteria leading to some customer’s inability to be approved for a mortgage loan. In some cases the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. We expect that cancellation rates will return to a more normal level at some point as prices stabilize, but it is difficult to predict when this will occur, and the timing will likely vary by market.

               Cost of sales includes expenses for consolidated housing and land and lot sales, including impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Sale of homes	$1,079,226	$1,499,826	$3,273,156	$4,225,571

Cost of sales, excluding interest	907,699	1,148,530	2,724,965	3,203,882

Homebuilding gross margin, before cost of sales interest expense	171,527	351,296	548,191	1,021,689

Cost of sales interest expense, excluding land sales interest expense	29,833	25,551	85,227	61,523

Homebuilding gross margin, after cost of sales interest expense	141,694	325,745	462,964	960,166

Land charges	108,593	12,274	184,420	20,978

Homebuilding gross margin, after cost of sales interest expense and land charges	$ 33,101	$ 313,471	$ 278,544	$ 939,188

Gross margin percentage, before cost of sales interest expense and land charges	15.9%	23.4%	16.7%	24.2%

Gross margin percentage, after cost of sales interest expense, before land charges	13.1%	21.7%	14.1%	22.7%

Gross margin percentage, after cost of sales interest expense and land charges	3.1%	20.9%	8.5%	22.2%

                Cost of Sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,

	2007	2006	2007	2006

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest:
Housing, land and development costs	73.9%	68.6%	72.8%	67.7%
Commissions	2.7%	2.3%	2.8%	2.3%
Financing concessions	1.6%	1.0%	1.5%	0.9%
Overheads	5.9%	4.7%	6.2%	4.9%
Total cost of sales, before interest expense	84.1%	76.6%	83.3%	75.8%
Gross margin percentage, before cost of sales interest expense and land charges	15.9%	23.4%	16.7%	24.2%

Cost of sales interest	2.8%	1.7%	2.6%	1.5%
Gross margin percentage, after cost of sales interest expense and before land charges	13.1%	21.7%	14.1%	22.7%

The following table represents gross margin percentage before interest expense and land charges by segment:

	Three Months Ended		Nine Months Ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Northeast	17.7%	30.7%	20.1%	29.1%
Mid-Atlantic	22.3%	26.7%	23.1%	29.0%
Midwest	11.8%	13.7%	10.3%	14.1%
Southeast	11.7%	19.4%	13.1%	20.3%
Southwest	19.2%	19.7%	17.7%	20.3%
West	8.4%	24.4%	11.7%	25.0%
Total homebuilding gross margin %	15.9%	23.4%	16.7%	24.2%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land charges decreased to 15.9% for the three months ended July 31, 2007 compared to 23.4% for the same period last year and decreased to 16.7% during the nine months ended July 31, 2007 compared to 24.2% for the same period last year. For the past several years, including the third quarter of 2006, our gross margin has been higher than where we would expect to see our normalized margins, which is approximately between 20% and 22%. All segments’ gross margins have been reduced by the change in sales pace, sales price and general market conditions. The Southwest has not been as affected, as compared to the Company’s other segments, primarily due to a lesser impact in the Texas market. The declining pace of sales in our markets in 2006 and 2007 has led to intense competition in many of our specific community locations. In order to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered some base prices, all of which have impacted our margins significantly. In addition, homes for which contracts have been cancelled have typically been resold at a lower price, resulting in a further decline in margins. As discussed in “Homebuilding Results by Segment” below, certain of our segments experienced increases in average selling prices in the three and nine months ended July 31, 2007 compared to the respective periods of fiscal 2006. It should be noted

however, that these increases are primarily the result of geographic and community mix of our deliveries, rather than an ability to increase home prices.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues increased to 11.9% for the three months ended July 31, 2007, compared to 10.1% for the three months ended July 31, 2006 and increased to 12% for the nine months ended July 31, 2007, compared to 10.2% for the nine months ended July 31, 2006, primarily as the result of lower revenues. Such expenses decreased $22.0 million for the three months ended July 31, 2007, and decreased $39.3 million for the nine months ended July 31, 2007 compared to the same period last year. These decreases are primarily the result of a reduction of personnel in order to better manage our overhead during the current market decline and decreases in incentive compensation, which is based on profitability.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Land and lot sales	$30,554	$23,045	$65,848	$103,838
Cost of sales, excluding interest	30,566	21,742	51,085	81,376
Land and lot sales gross margin, excluding interest	(12)	1,303	14,763	22,462
Land sales interest expense	24	50	258	930
Land and lot sales gross margin, including interest	$ (36)	$ 1,253	$ 14,505	$ 21,532

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales for the three and nine months ended July 31, 2007 were also less than the three and nine months of 2006, and for the full fiscal year 2007, we expect pre-tax profit from land sales to be lower than they were in fiscal 2006. The decrease in land sales and land sale profits has to do with our strategic decision in fiscal 2006 to sell a portion of the communities of a few larger developments that we had undertaken to one or more other builders. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.

Other Revenues include income from contract cancellations, where the deposit has been forfeited due to contract terms, interest income, cash discounts and miscellaneous one-time receipts.

HOMEBUILDING OPERATIONS BY SEGMENT

Homebuilding Results by Segment

Segment Analysis (Dollars in Thousands, except average sales price)

	Three Months Ended July 31,			Nine Months Ended July 31,
	2007	2006	Change	2007	2006	Change
Northeast
Homebuilding revenue	$242,773	$248,503	$(5,730)	$645,098	$658,681	$(13,583)
Gross margin % (1)	17.7%	30.7%	(13.0)%	20.1%	29.1%	(9.0)%
Income (loss) before taxes	$(5,838)	$37,123	$(42,961)	$5,552	$101,066	$(95,514)
Homes delivered	485	526	(41)	1,354	1,405	(51)
Average sales price	$491,338	$445,306	$46,032	$470,781	$451,500	$19,281

Mid-Atlantic
Homebuilding revenue	$216,047	$242,509	$(26,462)	$657,692	$692,297	$(34,605)
Gross margin % (1)	22.3%	26.7%	(4.4)%	23.1%	29.0%	(5.9)%
Income before taxes	$15,613	$28,625	$(13,012)	$73,343	$105,123	$(31,780)
Homes delivered	459	430	29	1,331	1,300	31
Average sales price	$469,200	$517,798	$(48,598)	$471,391	$516,572	$(45,181)

Midwest
Homebuilding revenue	$65,624	$42,524	$23,100	$146,389	$110,959	$35,430
Gross margin % (1)	11.8%	13.7%	(1.9)%	10.3%	14.1%	(3.8)%
Loss before taxes	$(9,413)	$(7,630)	$(1,783)	$(31,909)	$(16,166)	$(15,743)
Homes delivered	290	195	95	685	574	111
Average sales price	$226,079	$266,764	$(40,685)	$212,651	$192,240	$20,411

Southeast
Homebuilding revenue	$171,588	$397,680	$(226,092)	$601,328	$986,570	$(385,242)
Gross margin % (1)	11.7%	19.4%	(7.7)%	13.1%	20.3%	(7.2)%
Income (loss) before taxes	$(25,759)	$31,240	$(56,999)	$(128,034)	$80,886	$(208,920)
Homes delivered	597	1,600	(1,003)	2,177	4,064	(1,887)
Average sales price	$274,893	$246,724	$28,169	$270,868	$240,093	$30,775

Southwest
Homebuilding revenue	$198,356	$220,515	$(22,159)	$576,758	$639,197	$(62,439)
Gross margin % (1)	19.2%	19.7%	(0.5)%	17.7%	20.3%	(2.6)%
Income before taxes	$1,599	$19,469	$(17,870)	$17,960	$55,367	$(37,407)
Homes delivered	861	1,022	(161)	2,514	2,948	(434)
Average sales price	$228,433	$215,471	$12,962	$227,885	$215,658	$12,227

West
Homebuilding revenue	$218,842	$375,802	$(156,960)	$722,748	$1,251,239	$(528,491)
Gross margin % (1)	8.4%	24.4%	(16.0)%	11.7%	25.0%	(13.3)%
Income (loss) before taxes	$(89,427)	$36,108	$(125,535)	$(127,021)	$156,779	$(283,800)
Homes delivered	487	850	(363)	1,534	2,732	(1,198)
Average sales price	$409,053	$442,298	$(33,245)	$456,355	$438,443	$17,912

(1) Gross margin % before interest expense and land charges.

Northeast - Homebuilding revenues decreased 2.3% and 2.1% for the three and nine months ended July 31, 2007, respectively, compared to the same period of the prior year. The decrease in the three months is primarily due to a 7.8% decrease in homes delivered partially offset by a 10.3% increase in average selling price, as a result of the mix of communities delivered in fiscal 2007 compared to fiscal 2006. The decrease in the nine months is primarily due a 3.6% decrease in homes delivered partially offset by a 4.3% increase in average home sales price, as a result of the mix of communities delivered in fiscal 2007 compared to fiscal 2006. Income before income taxes was down $43.0 million to a loss of $5.8 million and down $95.5 million to income of $5.6 million for the three and nine months ended July 31, 2007, respectively. This decline was mainly due to a 1,300 and a 900 basis point reduction in gross margin percentage before interest expense for the three and nine months ended July 31, 2007, respectively. The reduction of gross margin percentage is a result of the markets in this segment continuing to be much more competitive, resulting in lower sales prices and increased concessions.

Mid-Atlantic - Homebuilding revenues decreased 10.9 % and 5.0% for the three and nine months ended July 31, 2007, respectively, compared to the same period of the prior year. The decrease in the three months is primarily due to a 9.4% decrease in average selling price, as a result of the mix of communities delivered in fiscal 2007 compared to fiscal 2006. The decrease in the nine months is mainly attributed to the 8.7% decrease in the average selling price, as a result of the mix of communities delivered in fiscal 2007 compared to fiscal 2006. Income before income taxes was down $13.0 million to $15.6 million and down $31.8 million to $73.3 million for the three and nine months ended July 31, 2007, respectively. This decline was mainly due to a 440 and 590 basis point reduction in gross margin percentage before interest expense for the three and nine months ended July 31, 2007, respectively. The reduction of gross margin percentage is a result of the markets in this segment continuing to be much more competitive, resulting in lower sales prices and increased concessions.

Midwest - Homebuilding revenues increased 54.3% and 31.9% for the three and nine months ended July 31, 2007, respectively, compared to the same period of the prior year. The increase in the three months is primarily due to a 48.7% increase in deliveries offset by a decrease of 15.3% in average selling price. The increase in the nine months is primarily due to a 19.3% increase in deliveries and a 10.6% increase in average selling price. The increases in homes delivered for the nine months ended July 31, 2007 were the result of organic growth in this segment in Ohio, Illinois and Minnesota. Despite the growth in revenues, the segment’s loss before income taxes increased $1.8 million to a loss of $9.4 million and increased $15.7 million to a loss of $31.9 million for the three and nine months ended July 31, 2007, respectively, compared to the same period of the prior year. This was due to a 190 and 380 basis point reduction in gross margin percentage before interest expense for the three and nine months ended July 31, 2007, respectively.

Southeast - Homebuilding revenues decreased 56.9% and 39.0% for the three and nine months ended July 31, 2007, respectively, compared to the same period of the prior year. The decrease in the three months is primarily due to a 62.7% decrease in homes delivered offset by a 11.4% increase in average selling price. The decrease in the nine months is primarily due to a 46.4% decrease in homes delivered offset by a 12.8% increase in average selling price. The primary reason for the decrease in deliveries is the continuing declining market conditions in Florida. This segment had a loss of $25.8 million and a loss of $128.0 million for the three and nine months ended of fiscal 2007, respectively, compared to income of $31.2 million and $80.9 million for the three and nine months ended of fiscal 2006, respectively. The decrease is mainly due to $60.9 million in inventory impairment losses taken during the first three quarters of fiscal 2007 with respect to our Florida operations, a $51.5 million intangible impairment in the first quarter relating to our Florida operations and a 770 and 720 basis point reduction in gross margin percentage before interest expense for the three and nine months ended July 31, 2007, respectively. The reduction of gross margin percentage is a result of the markets in this segment continuing to be much more competitive, resulting in increased concessions.

Southwest - Homebuilding revenues decreased 10% and 9.8% for the three and nine months ended July 31, 2007, respectively, compared to the same period of the prior year. The decrease in the three months is primarily due to a 15.8% decrease in homes delivered offset by a 6.0% increase in average selling price. The decrease in the nine months is primarily due to a 14.7% decrease in homes delivered offset by a 5.7% increase in average selling price. The reduction in deliveries resulted from a decline in the activity in the Arizona market, as that market has been impacted by tighter mortgage lending requirements, thus eliminating certain potential homebuyers. Income before income taxes decreased $17.9 million to $1.6 million and $37.4 million to $18.0 million for the three and nine months ended July 31, 2007, respectively, compared to the same period of the prior year, mainly due to a 50 and 260 basis point reduction in gross margin percentage before interest expense for the three and nine months ended July 31, 2007, respectively. The reduction of gross margin percentage is a result of the markets in this segment becoming much more competitive, resulting in increased concessions.

West - Homebuilding revenues decreased 41.8% and 42.2% for the three and nine months ended July 31, 2007, respectively, compared to the same period of the prior year. The decrease in the three months is primarily due to a 42.7% decrease in homes delivered and a 7.5% decrease in average selling price. The decrease in the nine months is primarily due to a 43.9% decrease in homes delivered partially offset by a 4.1% increase in average selling price. The decrease in deliveries was the result of the more competitive and slowing housing market in California throughout fiscal 2007. This reduced revenue was further compounded by a $64.5 million in inventory impairments taken during the first three quarters of fiscal 2007 and a 1,600 and 1,330 basis point reduction in gross margin percentage before interest expense for the three and nine months ended July 31, 2007, respectively. As a result of the above, income before income taxes decreased $125.5 million to a loss of $89.4 million and $283.8 million to a loss of $127.0 million for the three and nine months ended July 31, 2007, respectively, compared to the same period of the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three and nine months ended July 31, 2007, financial services provided a $6.1 million and a $20.8 million profit before income taxes, compared to a profit before income taxes of $7.5 million and $19.9 million for the same periods in 2006, respectively. The slight decrease in pretax profit for the three months ended July 31, 2007 is due to a decrease in mortgage settlements compared to the same period prior year. The slight increase in pretax profit for the nine months ended July 31, 2007 is due to an increase in mortgage settlements, the average price of settlements, a shift to more fixed rate loans and a decrease of expenses. Mortgage settlements generally occur several weeks after homes are delivered. The increase in mortgage settlements for the nine months ended July 31, 2007 compared to the same period prior year was the result of higher deliveries in the fourth quarter of fiscal 2006 than in the fourth quarter 2005 in markets in which our wholly-owned mortgage company operates.

Corporate General and Administrative

Corporate general and administrative expenses represent the operations at our headquarters in Red Bank, New Jersey. These expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, which have declined from the prior year, such expenses increased to 2.0% for the three months ended July 31, 2007 from 1.7% for the prior year’s three months and increased to 1.9% for the nine months ended July 31, 2007 from 1.8% for the prior year’s nine months. However, in dollars, corporate general and administrative expenses decreased $4.6 million and $16.1 million during the three and nine months ended July 31, 2007, compared to the same period last year. This decrease is primarily attributed to a reduction of personnel and decreased compensation related to bonuses.

Other Interest

Other interest increased $0.5 million and $6.9 million for the three and nine months ended July 31, 2007, compared to three and nine months ended July 31, 2006. The increase for the nine months is due to the interest on completed homes in backlog in Fort Myers, unsold homes in completed high rise communities and interest on land in planning being expensed as incurred. The interest related to Fort Myers was capitalized during construction, but now many of the homes are complete. When we incur interest on completed homes, it is expensed as it no longer qualifies for capitalization.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations decreased to $0.6 million and $2.9 million for the three and nine months ended July 31, 2007 respectively, compared to $8.4 million and $23.9 million for the three and nine months ended July 31, 2006, respectively. The decrease is primarily due to decreased accrued earnout obligations, resulting from two earnout agreements ending and lower profits in fiscal 2007, compared to the prior year. Other operations was further decreased by reduced profits from a consolidated joint venture that has finished delivering the homes in its community.

Intangible Amortization

We are amortizing our definite life intangibles over their expected useful life, ranging from three to five years. Intangible amortization decreased $3.2 million and increased $40.0 million for the three and nine months ended July 31, 2007, when compared to the same period last year. The increase for the nine months ended July 31, 2007 was primarily the result of the write-off of intangible assets for the Fort Myers operations in the Southeast during the first quarter, as previously discussed above, along with the write-off of intangible assets for one of our operations in the West related to the discontinued use of an acquired tradename in certain communities. The decrease for the three months ended July 31, 2007 was due to normal amortization on lower balances primarily resulting from the write-off of intangible assets for Fort Myers in the first quarter of fiscal 2007, as well as a write-off of the intangible assets of our Cleveland operations in the Midwest during the fourth quarter of fiscal 2006.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," (“SFAS 156”) which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing a company the option to carry mortgage servicing rights at fair value. This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 became effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS 156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders' equity. The recognition of funded status provision of SFAS 158 applies prospectively and is effective for fiscal years ending after December 15, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the fiscal year end effective for fiscal years ending after December 15, 2008. Since we do not have defined benefit plans, SFAS 158 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Total Taxes

Total taxes as a percentage of (loss) income before taxes increased for the three months ended July 31, 2007 to 38.3% from 36.3% for the three months ended July 31, 2006, and decreased for the nine months ended July 31, 2007 to 31.5% from 36.8% for the nine months ended July 31, 2006. The nine month decline was primarily the result of the write-off of the intangible asset associated with our Fort Myers operations, which was not deductible for tax purposes and therefore did not provide a tax benefit. The increase in the effective tax rate for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 is a result of the true-up of the provision to the actual 2006 tax return, as well as a deduction on qualified production activities provided by the American Jobs Creation Act of 2004, taken in the third quarter of 2006, which was not able to be taken in the third quarter of 2007, as the Company did not have taxable income for the quarter. For the fourth quarter of fiscal 2007, we expect our effective tax rate to approximate prior year percentages.

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
. Utility shortages and outages or rate fluctuations; and
. Restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;
. Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties, and other factors are described in detail in Item 1 “Business” and Item 1A “Risk Factors” in our Form 10-K for the year ended October 31, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of July 31, 2007, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (“FMV”).

	As of July 31, 2007

	Expected Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	FMV @ 7/31/07
	(Dollars in Thousands)
Long term debt(1):
Fixed rate	$147,617	$736	$786	$100,841	$899	$1,834,903	$2,085,782	$1,695,782
Average interest rate	10.28%	6.70%	6.72%	6.01%	6.77%	7.26%	7.41%

(1) Does not include the mortgage warehouse line of credit.

In addition, we have reassessed the market risk for our variable rate debt (other than the Revolving and Letter of Credit Facility (described in Note 9), which was terminated in August 2007). Our variable rate debt under our Revolving Credit Agreement is based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association’s prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Revolving Credit Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. We believe that a one percent increase in this rate would have an approximate $1.7 million increase in interest expense for the nine months ended July 31, 2007, assuming an average of $227.7 million of variable rate debt outstanding from November 1, 2006 to July 31, 2007.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2007. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our sales and customer financing processes are subject to the jurisdiction of the U. S. Department of Housing and Urban Development ("HUD"). In connection with the Real Estate Settlement Procedures Act, HUD has inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD's inquiries. After an audit inspection, HUD has recommended that the Company indemnify HUD against any losses that it may sustain with respect to five loans that it alleges were improperly underwritten. The Company has agreed to such indemnification and does not anticipate that any losses with respect to such loans will be material. HUD also recommended that the Company refund a total of five thousand one hundred ninety dollars ($5,190) in connection with seventeen loans; the Company has paid this refund. The Company has also agreed to certain changes recommended by HUD in its quality control plans. In August 2007, HUD informed the Company that is has completed its audit and closed the audit without further recommendations. No further payments or action by the Company is required.

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

The Company has been named as a defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Eastern District of Pennsylvania, Mark W. Mellar et al v. Hovnanian Enterprises, Inc. et al, asserting that the Company’s sales of homes along with the financing of home purchases and the provision of title insurance by affiliated companies violated the Real Estate Settlement Procedures Act. The Company has filed a Motion to Dismiss the complaint.

A subsidiary of the Company has been named as defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell et al v. D’Allesandro & Woodyard et al, alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the Company’s subsidiary’s homes in Fort Myers, Florida. The Company’s subsidiary has filed a Motion to Dismiss the complaint.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of our Class A Common Stock, Class B Common Stock or 7.625% Series A Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the third quarter of fiscal 2007. In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2-for-1 stock split in the form of a 100% dividend in March 2004). As of July 31, 2007, the maximum number of shares of Class A Common Stock that may yet be purchased under this program is 612,668 after adjustment for the 2-for-1 stock dividend.

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

Exhibit 10(d) Agreement for Letter of Credit, dated as of October 11, 2006. (7)

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

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 10, 2007
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer

DATE:	September 10, 2007
/S/PAUL W. BUCHANAN
Paul W. Buchanan,
Senior Vice President/
Corporate Controller