Form 10-K
period 2007-10-31
HOVNANIAN ENTERPRISES INC
filed 2007-12-26
CIK 357294

U N I T E D  S T A T E S  S E C U R I T I E S A N D  E X C H A N G E  C O M M I S S I O N
Washington, D.C. 20549

Form 10-K
 ☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended OCTOBER 31, 2007

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8551

Hovnanian Enterprises, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1851059
(State or Other Jurisdiction of Incorporation or Organization) 110 West Front Street, P.O. Box 500, Red Bank, N.J. (Address of Principal Executive Offices)	(I.R.S. Employer Identification No.) 07701 (Zip Code)
732-747-7800 (Registrant's Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value per share Depositary Shares, each representing 1/1,000th of a share of 7.625% Series A Preferred Stock	New York Stock Exchange NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large Accelerated Filer     ☒                Accelerated Filer ☐                Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was $910,072,909

As of the close of business on December 13, 2007, there were outstanding 47,659,576 shares of the Registrant's Class A Common Stock and 14,647,092 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III—Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant's annual meeting of shareholders to be held on March 31, 2008 which are responsive to Part III, Items 10, 11, 12, 13 and 14.

2                 Hovnanian Enterprises, Inc.

FORM 10-K
TABLE OF CONTENTS

Item		Page
	PART I
1	Business	4
1A	Risk Factors	10
1B	Unresolved Staff Comments	15
2	Properties	15
3	Legal Proceedings	15
4	Submission of Matters to a Vote of Security Holders	16
	Executive Officers of the Registrant	16
	PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
6	Selected Consolidated Financial Data	18
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
7A	Quantitative and Qualitative Disclosures About Market Risk	38
8	Financial Statements and Supplementary Data	39
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
9A	Controls and Procedures	39
9B	Other Information	41
	PART III
10	Directors, Executive Officers and Corporate Governance	41
11	Executive Compensation	42
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
13	Certain Relationships and Related Transactions, and Director Independence	43
14	Principal Accountant Fees and Services	43
	PART IV
15	Exhibits and Financial Statement Schedules	43
	Signatures	47

3                 Hovnanian Enterprises, Inc.

Part I

ITEM 1
BUSINESS

Business Overview

We design, construct, market and sell single-family detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes in planned residential developments and are one of the nation's largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of 269,000 homes, including 14,928 homes in fiscal 2007. The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 431 communities in 47 markets in 19 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. We offer a variety of home styles at base prices ranging from $36,000 (low income housing) to $3,000,000 with an average sales price, including options, of $338,000 nationwide in fiscal 2007.

Our operations span all significant aspects of the home-buying process—from design, construction and sale, to mortgage origination and title services.

The following is a summary of our growth history:

1959—Founded by Kevork Hovnanian as a New Jersey homebuilder.

1983—Completed initial public offering.

1986—Entered the North Carolina market through the investment in New Fortis Homes.

1992—Entered the greater Washington, D.C. market.

1994—Entered the Coastal Southern California market.

1998—Expanded in the greater Washington, D.C. market through the acquisition of P.C. Homes.

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

2004—Entered the greater Tampa, Florida market through the acquisition of Windward Homes, and started operations in the Minneapolis/St. Paul, Minnesota market.

2005—Entered the Orlando, Florida market through our acquisition of Cambridge Homes and entered the greater Chicago, Illinois market and expanded our position in Florida and Minnesota through the acquisition of the operations of Town & Country Homes, which occurred concurrently with our entering into a joint venture with affiliates of Blackstone Real Estate Advisors to own and develop Town & Country's existing residential communities. We also entered the Fort Myers market through the acquisition of First Home Builders of Florida, and the Cleveland, Ohio market through the acquisition of Oster Homes.

2006—Entered the coastal markets of South Carolina and Georgia through the acquisition of Craftbuilt Homes.

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

Northeast: New Jersey, New York, Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, West Virginia, Washington, D.C.

Midwest: Illinois, Kentucky, Michigan, Minnesota, Ohio

Southeast: Florida, Georgia, North Carolina, South Carolina

Southwest: Arizona, Texas

West: California

We employed approximately 4,318 full-time employees (which we refer to as associates) as of October 31, 2007.

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

4                 Hovnanian Enterprises, Inc.

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

We enter into homebuilding and land development joint ventures from time to time as a means of controlling lot positions, expanding our market opportunities, establishing strategic alliances, reducing our risk profile, leveraging our capital base and enhancing our returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to homebuyers. Our land development joint ventures include those with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture's members or other third parties. Our Hovnanian Land Investment Group ("HLIG"), a wholly owned subsidiary, identifies, acquires, and develops large land parcels for sale to our homebuilding operations or to other homebuilders. HLIG may acquire the property directly or via joint ventures.

We seek to expand our financial services operations to better serve all of our homebuyers. Our current mortgage financing and title service operations enhance the growth of our company.

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

5                 Hovnanian Enterprises, Inc.

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

  •
  Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional, nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2007 and 2006, we walked-away from 18,157 lots and 21,488 lots, respectively, out of 54,261 total lots and 82,202 total lots, respectively, under option, resulting in a pretax charge of $126.0 million, and $159.1 million, respectively.

Design—Our residential communities are generally located in suburban areas easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures and colors. Recreational amenities such as swimming pools, tennis courts, club houses, open areas and tot lots are frequently included.

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

Marketing and Sales—Our residential communities are sold principally through on-site sales offices. In order to respond to our customers' needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups and demographic data bases. We make use of newspaper, radio, television, internet advertisements, magazine, our website, billboard, video and direct mail advertising, special promotional events, illustrated brochures, and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our New Jersey, Virginia, Maryland, Texas, North Carolina, Florida, Illinois, Ohio, and portions of our California markets, which offer a wide range of customer options to satisfy individual customer tastes. These galleries have increased option sales and profitability in these markets.

Customer Service and Quality Control—In many of our markets, associates are responsible for customer service and pre-closing quality control inspections as well as responding to post-closing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us. In some of our markets, our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home's materials and workmanship, a two-year warranty for the home's heating, cooling, ventilating, electrical and plumbing systems and a ten-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

Customer Financing—We sell our homes to customers who generally finance their purchases through mortgages. During the year ended October 31, 2007, for the markets in which

6                 Hovnanian Enterprises, Inc.

our mortgage subsidiaries originated loans, 9.9% of our homebuyers paid in cash and 71.2% of our non-cash homebuyers obtained mortgages from one of our mortgage banking subsidiaries. Mortgages originated by our mortgage banking subsidiaries are sold in the secondary market within a short period of time.

Code of Ethics—For more than 45 years of doing business, we have been committed to sustaining our shareholders' investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a set of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our Code of Ethics applies to our principal executive officer, principal financial officer, controller, and all other associates of our company, including our directors and other officers. The Company's Code of Ethics is available on the Company's website at www.khov.com under "Investor Relations/Governance/Code of Ethics".

Corporate Governance—We also remain committed to our shareholders in fostering sound corporate governance principles. The Company has adopted "Corporate Governance Guidelines" to assist the Board of Directors of the Company (the "Board") in fulfilling its responsibilities related to corporate governance conduct. These guidelines serve as a framework, addressing the function, structure, and operations of the Board, for purposes of promoting consistency of the Board's role in overseeing the work of management.

Residential Development Activities

Our residential development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water and drainage facilities, recreational facilities and other amenities and marketing and selling homes. These activities are performed by our associates, together with independent architects, consultants and contractors. Our associates also carry out long-term planning of communities. A residential development generally includes single family detached homes and/or a number of residential buildings containing from two to twenty-four individual homes per building, together with amenities such as club houses, swimming pools, tennis courts, tot lots and open areas. More recently, we have developed mid-rise and high-rise buildings including some that contain over 300 homes per building.

Current base prices for our homes in contract backlog at October 31, 2007 range from $36,000 (low income housing) to $3,000,000 in the Northeast, from $160,000 to $1,268,000 in the Mid-Atlantic, from $80,000 to $640,000 in the Midwest, from $103,000 to $854,000 in the Southeast, from $103,000 to $997,000 in the Southwest, and from $190,000 to $1,820,000 in the West. Closings generally occur and are typically reflected in revenues within eighteen months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2007 is set forth below:

(Housing Revenue in Thousands)	Housing Revenues	Homes Delivered	Average Price

Northeast	$935,476	1,999	$467,972
Mid-Atlantic	885,599	1,926	459,813
Midwest	226,804	1,043	217,453
Southeast	745,240	2,771	268,943
Southwest	828,574	3,643	227,443
West	959,682	2,182	439,818

Consolidated Total	$4,581,375	13,564	$337,760
Unconsolidated Joint Ventures	535,051	1,364	392,266

Total Including Unconsolidated Joint Ventures	$5,116,426	14,928	$342,740

The value of our net sales contracts, excluding unconsolidated joint ventures, decreased 21.3% to $3.6 billion for the year ended October 31, 2007 from $4.6 billion for the year ended October 31, 2006. This decrease was the result of a net 20.0% decrease in the number of homes contracted to 11,006 in 2007 from 13,761 in 2006.

Information on the value of net sales contracts by segment for the years ended October 31, 2007 and 2006 is set forth below:

(Value of Net Sales Contracts in Thousands)	2007	2006	% Change

Northeast	$802,459	$808,736	(0.8)%
Mid-Atlantic	677,581	837,170	(19.1)%
Midwest	248,744	186,750	33.2%
Southeast	312,070	826,387	(62.2)%
Southwest	758,340	848,352	(10.6)%
West	833,986	1,107,833	(24.7)%

Consolidated Total	$3,633,180	$4,615,228	(21.3)%

7                 Hovnanian Enterprises, Inc.

In the Northeast and Southwest, average sales prices increased but the number of homes contracted decreased. In the Midwest, the number of homes contracted and average sales prices increased. The average price increases in the Northeast, Southwest and Midwest are due to a change in the mix of communities selling homes, not from improvements in market conditions. For the Mid-Atlantic, Southeast and West both the number of homes and average sales prices decreased. Decreases in homes contracted are due to weaker market conditions.

The following table summarizes our active selling communities under development as of October 31, 2007. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total home sites under the total residential real estate chart in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)

Northeast	37	12,312	6,815	967	4,530
Mid-Atlantic	74	12,430	5,261	753	6,416
Midwest	31	4,047	981	759	2,307
Southeast	88	16,991	7,904	2,151	6,936
Southwest	129	21,811	11,122	751	9,938
West	72	16,052	7,802	547	7,703

Total	431	83,643	39,885	5,928	37,830

(1)
Includes 462 home sites under option.

(2)
Of the total remaining homes available, 2,822 were under construction or completed (including 432 models and sales offices), 18,598 were under option, and 405 were financed through purchase money mortgages.

Backlog

At October 31, 2007 and October 31, 2006, including unconsolidated joint ventures, we had a backlog of signed contracts for 6,365 homes and 9,626 homes, respectively, with sales values aggregating $2.2 billion and $3.4 billion, respectively. The majority of our backlog at October 31, 2007 is expected to be completed and closed within the next twelve months. At November 30, 2007 and 2006, our backlog of signed contracts, including unconsolidated joint ventures, was 6,036 homes and 9,409 homes, respectively, with sales values aggregating $2.1 billion and $3.4 billion, respectively.

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast, Mid-Atlantic and some sections of the Southeast we typically obtain an additional 5% to 10% down payment due 30 to 60 days after signing. The contract may include a financing contingency, which permits the customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution. Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the income statement, in accordance with our accounting policies, when title to the home is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2007, exclusive of communities under development described above under "Active Selling Communities" and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities under development are included in the 66,923 consolidated total home sites under the total residential real estate chart in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

8                 Hovnanian Enterprises, Inc.

Communities in Planning

(Dollars in Thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value(2)

Northeast:
Under Option(1)	32	5,761	$323,732	$56,855
Owned	18	1,665		205,615

Total	50	7,426		$262,470

Mid-Atlantic:
Under Option(1)	28	4,037	$338,538	$22,011
Owned	7	1,421		30,852

Total	35	5,458		$52,863

Midwest:
Under Option(1)	7	894	$33,559	$5,208
Owned	2	102		2,445

Total	9	996		$7,653

Southeast:
Under Option(1)	35	4,005	$234,867	$13,357
Owned	5	486		17,375

Total	40	4,491		$30,732

Southwest:
Under Option(1)	22	2,009	$95,951	$14,098
Owned	9	1,238		28,971

Total	31	3,247		$43,069

West:
Under Option(1)	4	338	$9,380	$665
Owned	11	1,209		59,238

Total	15	1,547		$59,903

Totals:
Under Option(1)	128	17,044	$1,036,027	$112,194
Owned	52	6,121		344,496

Combined Total	180	23,165		$456,690

(1)
Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2007, option fees and deposits aggregated approximately $43.1 million. As of October 31, 2007, we spent an additional $69.1 million in non-refundable predevelopment costs on such properties.

(2)
The book value of $456.7 million is identified on the balance sheet as "Inventories—land and land options held for future development or sale". The book value includes $7.2 million for specific performance options and $3.4 million for deposits on variable interest entity property reported under "Consolidated inventory not owned".

We either option or acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a non-recourse purchase agreement. Due to the dwindling supply of improved lots in our segments, we have been increasing the percentage of optioned parcels of unimproved land for development as compared to owned land.

For additional financial information regarding our homebuilding segments, see Note 10 to the Consolidated Financial Statements.

Customer Financing

At our communities, on-site personnel facilitate sales by offering to arrange financing for prospective customers through our mortgage subsidiaries. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

Our financial services segment provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval and closing and title services. We originate loans in New Jersey, New York, Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, West Virginia, North Carolina, South Carolina, Texas, Arizona, Ohio, Minnesota, Florida, and California. During the year ended October 31, 2007, for the markets in which our mortgage subsidiaries originate loans, approximately 9.9% of our homebuyers paid in cash and 71.2% of our non-cash homebuyers obtained mortgages from one of our mortgage banking subsidiaries.

9                 Hovnanian Enterprises, Inc.

We customarily sell virtually all of the loans and loan servicing rights that we originate. Loans are sold either individually or in pools to GNMA, FNMA, or FHLMC or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

Competition

Our homebuilding operations are highly competitive. We are among the top ten homebuilders in the United States in both homebuilding revenues and home deliveries. We compete with numerous real estate developers in each of the geographic areas in which we operate. Our competition ranges from small local builders to larger regional builders to publicly owned builders and developers, some of which have greater sales and financial resources than we do. Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of reputation, price, location, design, quality, service and amenities.

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

In addition, some state and local governments in markets where we operate have approved, and others may approve, slow growth or no growth initiatives that could negatively impact the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any such delays or costs could have a negative effect on our future revenues and earnings.

We are also subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment ("environmental laws"). The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and prohibit or severely restrict development and homebuilding activity in certain environmentally sensitive regions or areas.

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

ITEM 1A
RISK FACTORS

You should carefully consider the following risks in addition to the other information included and incorporated by reference in this Form 10-K.

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

  •
  interest rates;

  •
  foreclosure rates;

  •
  inflation;

  •
  adverse changes in tax laws;

  •
  consumer confidence;

  •
  housing demand; and

  •
  population growth.

Weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, floods and fires can harm the local homebuilding business. Our business in Florida was adversely affected in late 2005 and into 2006 due to the impact of Hurricane Wilma on materials and labor availability and pricing.

10                 Hovnanian Enterprises, Inc.

The difficulties described above could cause us to take longer and incur more costs to build our homes. We may not be able to recapture increased costs by raising prices in many cases because we fix our prices up to twelve months in advance of delivery by signing home sales contracts. In addition, some home buyers may cancel or not honor their home sales contracts altogether.

The homebuilding industry is undergoing a significant and sustained downturn. Continuation of this downturn would continue to materially adversely affect our business and results of operations.

The homebuilding industry is now experiencing a significant and sustained downturn. Before this downturn, we had experienced significant home price appreciation in several of our markets. This home price appreciation was caused by a combination of market conditions in each of the markets in which we do business. However, the homebuilding industry has been impacted by lack of consumer confidence, housing affordability and large supplies of resale and new home inventories which has resulted in an industry-wide softening of demand for new homes. In addition, an oversupply of alternatives to new homes, such as rental properties and used homes, has depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations during fiscal year 2007. For example, we experienced slower sales, reductions in our margins and higher cancellations which impacted most of our markets. Further, we substantially increased our inventory in recent years, which required significant cash outlays and which has increased our price and margin exposure as we continue to work through this inventory. Continuation of this downturn would continue to have a material adverse effect on our business and results of operations.

Leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations and may adversely affect our financial condition.

We have a significant amount of debt:

  •
  our debt, as of October 31, 2007, including the debt of the subsidiaries that guarantee our debt, was $2,121.8 million ($2,117.4 million net of discount);

  •
  as of October 31, 2007, under the terms of our amended and restated $1.2 billion revolving credit agreement we had approximately $686.9 million of borrowings available (net of approximately $306.4 million in letters of credit outstanding under the facility) under the facility, subject to borrowing conditions, including a borrowing base and covenants; and

  •
  our debt service payments for the 12-month period ended October 31, 2007, which include interest incurred and mandatory principal payments on our corporate debt under the terms of our indentures (but which do not include principal and interest on non-recourse secured debt and debt of our financial subsidiaries), was $184.8 million.

In addition, we have substantial contractual commitments and contingent obligations, including $306.4 million of performance letters of credit and $877.1 million of performance bonds as of October 31, 2007. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations".

Our significant amount of debt could have important consequences. For example, it could:

  •
  limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

  •
  require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business;

  •
  place us at a competitive disadvantage because we have more debt than some of our competitors; and

  •
  make us more vulnerable to downturns in our business and general economic conditions.

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

11                 Hovnanian Enterprises, Inc.

Restrictive covenants in our debt instruments may restrict our ability to operate and if our financial performance worsens, we may not be able to maintain compliance with the financial covenants of our debt instruments.

The indentures governing our outstanding debt securities and our revolving credit facility impose restrictions on our operations and activities. The most significant restrictions relate to debt incurrence, sales of assets, cash distributions, including paying dividends on common and preferred stock, capital stock repurchases, and investments by us and certain of our subsidiaries and require compliance with certain financial covenants contained in those debt instruments.

The financial covenants in our revolving credit facility include a minimum net worth requirement, a maximum leverage ratio, a minimum coverage ratio, an inventory and land purchase limit covenant and a borrowing base covenant. Our level of home deliveries, amount of impairments and other financial performance factors are negatively impacting the net worth requirement, leverage ratio and borrowing base covenant. As of October 31, 2007, we were not in compliance with the Consolidated Tangible Net Worth and Leverage Ratio covenants under our amended and restated unsecured Revolving Credit Agreement. As a result, on December 17, 2007, we obtained a waiver of compliance under these covenants and the Revolving Credit Commitments were reduced to $1.2 billion. However, based on the Company's current expectations, the Company will likely violate one or more of the Revolving Credit Agreement's covenants during 2008. To address this issue, we are currently negotiating an amendment to our Revolving Credit Agreement and although there can be no assurances, we believe we will have the amendment in place prior to any additional covenant violations. As of October 31, 2007 the balance on the Revolving Credit Agreement was $206.8 million and we had issued letters of credit totaling $306.4 million. In addition, as a result of the restrictions in our indentures, we will be restricted from paying dividends on our Series A Preferred Stock during fiscal 2008 and, if current market trends continue or worsen, we anticipate that we will continue to be restricted from paying dividends into fiscal 2009.

If we fail to comply with any of the restrictions or covenants, of our debt instruments, and are unable to amend the instrument or obtain a waiver, or make timely payments on this debt and other material indebtedness, we could be precluded from incurring additional borrowings under our revolving credit facility and the trustees or the banks, as appropriate, could cause our debt to become due and payable prior to maturity. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if we are in default of these agreements, we may be prohibited from drawing additional funds under the Revolving Credit Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company and our ability to continue as a going concern for a reasonable period of time.

The terms of our indentures allow us to incur additional indebtedness.

Under the terms of our indebtedness under our existing indentures, we have the ability, subject to our debt covenants, to incur additional amounts of debt. The incurrence of additional indebtedness could magnify the risks described above.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in continuing to grow our business and operations in a profitable manner. Recently, Moody's and S&P have lowered our credit ratings, which may make it more difficult and costly for us to access capital. A further downgrade by any of the principal credit agencies may exacerbate these difficulties.

Our business is seasonal in nature and our quarterly operating results can fluctuate.

Our quarterly operating results generally fluctuate by season. Historically, a large percentage of our agreements of sale have been entered into in the winter and spring. The construction of a customer's home typically begins after signing the agreement of sale and can take 12 months or more to complete. Weather-related problems, typically in the late winter and early spring, can delay starts or closings and increase costs and thus reduce profitability. In addition, delays in opening communities could have an adverse impact on our sales and revenues. Due to these factors, our quarterly operating results may continue to fluctuate.

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

12                 Hovnanian Enterprises, Inc.

could harm our operating results, the impact of which may be further affected by our ability to raise sales prices.

Changes in economic and market conditions could result in the sale of homes at a loss or holding land in inventory longer than planned, the cost of which can be significant.

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. For example, during 2007 and 2006 we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $126.0 million and $159.1 million, respectively. Also, in 2007 and 2006, as a result of the slowing market, we recorded inventory impairment losses on owned property of $331.8 million and $177.1 million, respectively.

Home prices and sales activities in the California, New Jersey, Texas, North Carolina, Virginia, Maryland, Florida and Arizona markets have a large impact on our profitability because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our business in the California, New Jersey, Texas, North Carolina, Virginia, Maryland, Florida and Arizona markets. Home prices and sales activities in these markets, including in some of the markets in which we operate, have declined from time to time, particularly as a result of slow economic growth. In particular, California, Florida, New Jersey, Virginia and Maryland have continued to slow since the end of 2006. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in those affected areas. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and profits may be reduced.

Because almost all of our customers require mortgage financing, increases in interest rates or the availability of mortgage financing could impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness, and limit our ability to fully realize our backlog.

Virtually all our customers finance their acquisitions through lenders providing mortgage financing. Increases in interest rates or decreases in availability of mortgage financing could lower demand for new homes because of the increased monthly mortgage costs to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution.

Over the last several quarters, many lenders have significantly tightened their underwriting standards, and many subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results.

In addition, we believe that the availability of FNMA, FHLMC, FHA and VA mortgage financing is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of those types of financing could reduce our sales.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2007, we had invested an aggregate of $176.4 million in these joint ventures, which had borrowings outstanding of approximately $339.2 million.

These investments involve risks and are highly illiquid. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures, and as the use of joint venture arrangements by us and our competitors increases and as market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms. In addition, we lack a controlling interest in these joint ventures and therefore are usually unable to require that our joint ventures sell assets or return invested capital, make additional capital contributions or take any other action without the vote of at least one of our venture partners. Therefore, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash.

13                 Hovnanian Enterprises, Inc.

Homebuilders are subject to a number of federal, local, state and foreign laws and regulations concerning the development of land, the home building, sales and customer financing processes and protection of the environment, which can cause us to incur delays and costs associated with compliance and which can prohibit or restrict our activity in some regions or areas.

We are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding. In addition, some state and local governments in markets where we operate have approved, and others may approve, slow growth or no growth initiatives that could negatively impact the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any such delays or costs could have a negative effect on our future revenues and earnings.

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

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. In addition, the amount and scope of coverage offered by insurance companies is currently limited and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, we may experience losses that could hurt our financial results. Our financial results could also be adversely affected if we were to experience an unusually high number of claims or unusually severe claims.

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

The competitive conditions in the homebuilding industry together with current market conditions have, and could continue to, result in:

  •
  difficulty in acquiring suitable land at acceptable prices;

  •
  increased selling incentives;

  •
  lower sales; or

  •
  delays in construction.

Any of these problems could increase costs and/or lower profit margins.

We may have difficulty in obtaining the additional financing required to operate and develop our business.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or borrowing more money, for the future growth and development of our business. The terms or availability of additional capital is uncertain. Moreover, the indentures for our outstanding debt securities and our revolving credit facility contain provisions that restrict the debt we may incur and the equity we may issue in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations.

14                 Hovnanian Enterprises, Inc.

Our future growth may include additional acquisitions of companies that may not be successfully integrated and may not achieve expected benefits.

Acquisitions of companies have contributed to our growth and are a component of our growth strategy. In March 2005, we acquired Cambridge Homes and Town & Country Homes; in August 2005, we acquired Oster Homes and First Home Builders of Florida and in April 2006, we acquired Craftbuilt Homes. In the future, we may acquire other businesses, some of which may be significant. As a result of acquisitions of companies, we may need to seek additional financing and integrate product lines, dispersed operations and distinct corporate cultures. These integration efforts may not succeed or may distract our management from operating our existing business. Additionally, we may not be able to enhance our earnings as a result of acquisitions. Our failure to successfully identify and manage future acquisitions could harm our operating results.

Our controlling stockholders are able to exercise significant influence over us.

Kevork S. Hovnanian, the Chairman of our Board of Directors, and Ara K. Hovnanian, our President and Chief Executive Officer, have voting control, through personal holdings and family-owned entities, of Class A and Class B common stock that enables them to cast approximately 73.5% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. Their combined stock ownership enables them to exert significant control over us, including power to control the election of our Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stockholders.

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

Geopolitical events, such as the aftermath of the war with Iraq and the continuing involvement in Iraq, may have a substantial impact on the economy and the housing market. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 had an impact on our business and the occurrence of similar events in the future cannot be ruled out. The war and the continuing involvement in Iraq, terrorism and related geopolitical risks have created many economic and political uncertainties, some of which may have additional material adverse effects on the U.S. economy, and our customers and, in turn, our results of operations and financial condition.

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

We own a 69,000 square foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 982,000 square feet of space for our operations located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.

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

In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the EPA. These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan

15                 Hovnanian Enterprises, Inc.

implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was less than $100,000. We provided the EPA with information in response to its requests. We have since been advised by the DOJ that it will be involved in the review of our storm water discharge practices. We cannot predict the outcome of the review of these practices or estimate the costs that may be involved in resolving the matter. To the extent that the EPA or the DOJ asserts violations of regulatory requirements and requests injunctive relief or penalties, we will defend and attempt to resolve such asserted violations.

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

Our sales and customer financing processes are subject to the jurisdiction of the U. S. Department of Housing and Urban Development ('HUD'). In connection with the Real Estate Settlement Procedures Act, HUD has inquired about our process of referring business to our affiliated mortgage company and has separately requested documents related to customer financing. We have responded to HUD's inquiries. After an audit inspection, HUD has recommended that the Company indemnify HUD against any losses that it may sustain with respect to five loans that it alleges were improperly underwritten. The Company has agreed to such indemnification and does not anticipate that any losses with respect to such loans will be material. HUD also recommended that the Company refund a total of five thousand one hundred ninety dollars ($5,190) in connection with seventeen loans; the Company has paid this refund. The Company has also agreed to certain changes recommended by HUD in its quality control plans. In August 2007, HUD informed the Company that it has completed its audit and closed the audit without further recommendations. No further payments or action by the Company is required.

On September 26, 2006, a stockholder derivative action was filed in the Superior Court of New Jersey, Monmouth County, against certain of our current and former officers and dirctors, captioned as Michael Crady v. Ara K. Hovnanian et al., Civil Action No. L-4380-06. An amended complaint was filed on January 11, 2007, and a second amended complaint, adding Judy Wolf as a derivative plaintiff, was served on December 10, 2007. The second amended complaint alleges, among other things, breach of fiduciary duty in connection with certain of our historical stock options grants and exercises by certain current and former officers and directors. The second amended complaint seeks an award of damages, disgorgement and/or rescission of certain stock options or any proceeds therefrom, equitable relief, an accounting of certain stock option grants, certain corporate governance changes and an award of fees and expenses. We have engaged counsel with respect to these claims.

Executive Vice President and Chief Fiancial Officer J. Larry Sorsby has been named as a defendant in a purported class action suit filed September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby. The action alleges, among other things, that Mr. Sorsby made false and misleading statements regarding the Company's business and future prospects in breach of his fiduciary duties and in violation of federal securities laws. On November 28, 2007, Plaintiff filed a motion to be appointed Lead Plaintiff.

The Company has been named as a defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Eastern District of Pennsylvania, Mark W. Mellar et al v. Hovnanian Enterprises, Inc. et al, asserting that the Company's sales of homes along with the financing of home purchases and the provision of title insurance by affiliated companies violated the Real Estate Settlement Procedures Act. The Company has filed a Motion to Dismiss the complaint.

A subsidiary of the Company has been named as defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell et al v. D'Allesandro & Woodyard et al, alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the Company's subsidiary's homes in Fort Myers, Florida. The Company's subsidiary has filed a Motion to Dismiss the complaint.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended October 31, 2007, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

16                 Hovnanian Enterprises, Inc.

Part II

ITEM 5
MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange and was held by 594 stockholders of record at December 13, 2007. There is no established public trading market for our Class B Common Stock, which was held by 290 stockholders of record at December 13, 2007. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2007 and 2006:

	Oct. 31, 2007		Oct. 31, 2006

Quarter	High	Low	High	Low

First	$38.01	$27.81	$54.29	$44.23
Second	$36.98	$22.85	$48.83	$39.71
Third	$25.95	$13.24	$38.78	$25.44
Fourth	$16.22	$9.99	$32.56	$25.04

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders.

On May 1, 2006, we acquired substantially all of the assets of Kool Vent Mechanical Corp. and F&W Mechanical Corp., two mechanical contracting businesses, through the issuance of an aggregate of 175,936 shares of Class A Common Stock to the owners of such businesses. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and were subsequently registered for resale under the Securities Act.

On September 13, 2007, in transactions approved in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, as amended we (i) exchanged 395,873 shares of Class B Common Stock held by Ara K. Hovnanian for an equal number of shares of Class A Common Stock and (ii) immediately thereafter exchanged the 395,873 shares of Class B Common Stock received from Ara K. Hovnanian for an equal number of shares of Class A Common Stock held by Kevork S. Hovnanian. The aggregate Hovnanian family holdings of shares, both Class A Common Stock and Class B Common Stock, remain unchanged by such exchanges. The Class A Common Stock and Class B Common Stock were exchanged pursuant to Section 3(a)(9) of the Act.

Issuer Purchases of Equity Securities

No shares of our 7.625% Series A Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal fourth quarter of 2007.

The table below provides information with respect to purchases of shares of our Class A Common Stock and Class B Common Stock made by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal fourth quarter of 2007.

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs

August 1, 2007 through August 31, 2007				612,668
September 1, 2007 through September 30, 2007	395,873 (Class A)(2)			612,668
September 1, 2007 through September 30, 2007	395,873 (Class B)(2)			612,668
October 1, 2007 through October 31, 2007				612,668

(1)
In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 4, 2004).

(2)
On September 13, 2007, in transactions approved in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, as amended we (i) exchanged 395,873 shares of Class B Common Stock held by Ara K. Hovnanian for an equal number of shares of Class A Common Stock and (ii) immediately thereafter exchanged the 395,873 shares of Class B Common Stock received from Ara K. Hovnanian for an equal number of shares of Class A Common Stock held by Kevork S. Hovnanian. The aggregate Hovnanian family holdings of shares, both Class A Common Stock and Class B Common Stock, remain unchanged by such exchanges.

17                 Hovnanian Enterprises, Inc.

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. Per common share data and weighted average number of common shares outstanding reflect all stock splits. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Year Ended

Summary Consolidated Income Statement Data
(In Thousands, Except Per Share Data)	October 31, 2007	October 31, 2006	October 31, 2005	October 31, 2004	October 31, 2003

Revenues	$4,798,921	$6,148,235	$5,348,417	$4,153,890	$3,201,944
Expenses	5,417,664	5,930,514	4,602,871	3,608,909	2,790,339

(Loss) income from unconsolidated joint ventures	(28,223)	15,385	35,039	4,791	(87)

(Loss) income before income taxes	(646,966)	233,106	780,585	549,772	411,518
State and Federal income tax (benefit)/provision	(19,847)	83,573	308,738	201,091	154,138

Net (loss) income	(627,119)	149,533	471,847	348,681	257,380
Less: preferred stock dividends	10,674	10,675	2,758

Net (loss) income available to common stockholders	$(637,793)	$138,858	$469,089	$348,681	$257,380

Per share data:
Basic:
(Loss) income per common share	$(10.11)	$2.21	$7.51	$5.63	$4.16
Weighted average number of common shares outstanding	63,079	62,822	62,490	61,892	61,920
Assuming dilution:
(Loss) income per common share	$(10.11)	$2.14	$7.16	$5.35	$3.93
Weighted average number of common shares outstanding	63,079	64,838	65,549	65,133	65,538

Summary Consolidated Balance Sheet Data
(In Thousands)	October 31, 2007	October 31, 2006	October 31, 2005	October 31, 2004	October 31, 2003

Total assets	$4,540,548	$5,480,035	$4,726,138	$3,156,267	$2,332,371
Mortgages, term loans, revolving credit agreements, and notes payable	$410,298	$319,943	$271,868	$354,055	$326,216
Senior notes, and senior subordinated notes	$1,910,600	$2,049,778	$1,498,739	$902,737	$687,166
Stockholders' equity	$1,321,803	$1,942,163	$1,791,357	$1,192,394	$819,712

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

The following table sets forth the ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for each of the periods indicated:

	Years Ended October 31,

	2007		2006	2005	2004	2003

Ratio of earnings to fixed charges	(a	)	2.0	7.9	6.3	6.7
Ratio of earnings to combined fixed charges and preferred stock dividends	(b	)	1.8	7.6	6.3	6.7

(a)
Earnings for the year ended October 31, 2007 were insufficient to cover fixed charges for such period by $699.8 million.

(b)
Earnings for the year ended October 31, 2007 were insufficient to cover fixed charges and preferred stock dividends for such period by $710.8 million.

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the second half of our fiscal year ended October 31, 2006 and all of fiscal 2007, the U. S. housing market was impacted by a lack of consumer confidence, housing affordability and large supplies of resale and new home inventories and related pricing pressures. The result has been weakened demand for new homes, slower sales, higher

18                 Hovnanian Enterprises, Inc.

cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-prime mortgage products. The combination of these homebuilding industry and related mortgage financing developments resulted in significant decreases in our revenues and gross margins during 2007 compared with the same period in the prior year. Additionally, we incurred total land-related charges of $457.8 million for the year ended October 31, 2007. These charges resulted from the write-off of deposit and preacquisition costs of $126.0 million related to land we no longer plan to pursue and impairments on owned inventory of $331.8 million for the fiscal year ended October 31, 2007. In addition to land related charges, the continued weakening of the market resulted in impairments of our intangible assets of $135.2 million during the year, the majority of which related to intangibles in our Southeast segment.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices and continue to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We are delaying planned land purchases and renegotiating land prices and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels in fiscal 2008. We have also closely evaluated and made reductions in selling, general and administrative expenses, including Corporate general and administrative expenses, reducing these expenses $65.4 million from $690.6 million in fiscal 2006 to $625.2 million in fiscal 2007 due in large part to a 37% reduction head count from our peak in June 2006. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that will develop in the future.

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

Income Recognition from Home and Land Sales—We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"), revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement. In situations where the buyer's financing is originated by our mortgage subsidiary and the buyer has not made an adequate intitial or continuing investment as prescribed by SFAS 66, the profit on such sales is deferred until the sale of the related mortgage loan to a third-part investor has been completed.

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

Income Recognition from High-Rise/Mid-Rise Buildings—We are developing several high-rise/mid-rise buildings that will take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS 66. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria, therefore the revenues from delivering homes in high-rise/mid-rise buildings are recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans—Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs—Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal control passes to the buyer and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are deferred and

19                 Hovnanian Enterprises, Inc.

recorded as either (a) an adjustment to the related mortgage loans upon the closing of a loan or (b) recognized as a deferred asset or deferred revenue while the loan is in process. These fees and costs include loan origination fees, loan discount, and salaries and wages. Such deferred fees and costs relating to the closed loans are recognized over the life of the loans as an adjustment of yield or taken into operations upon sale of the loan to a third party investor.

Inventories—Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less direct costs to sell. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is the difference between the book value of the individual community, and the discounted future cash flows generated from expected revenue of the individual community, less the associated costs to complete and direct costs to sell, which approximate fair value. For land held for sale, a loss is recorded if the fair value less cost to sell is below the carrying amount. The loss is the difference between the carrying amount and the fair value less cost to sell. The estimates used in the determination of the estimated cash flows and fair value of a community are based on factors known to us at the time such estimates are made and our expectations of future operations. These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities.

Insurance Deductible Reserves—For homes delivered in fiscal 2007, our deductible is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker's compensation insurance deductible was $0.5 million in fiscal 2007 and $1 million per occurrence in fiscal 2006. Reserves have been established for construction defect and worker's compensation claims based upon actuarial analysis of estimated losses for fiscal 2007 and fiscal 2006. We engage a third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

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

Land Options—Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with the Financial Accounting Standards Board's ("FASB") revision to Interpretation No. 46 ("FIN 46-R") "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Consolidated Balance Sheets specific performance options, options with variable interest entities, and other options under Consolidated inventory not owned with the offset to Liabilities from inventory not owned, Minority interest from inventory not owned and Minority interest from consolidated joint ventures.

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

20                 Hovnanian Enterprises, Inc.

Intangible Assets—The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2007. We also assess definite life intangibles for impairment whenever events or changes indicate that their carrying amount may not be recoverable. An intangible impairment is recorded when events and circumstances indicate the undiscounted future cash flows generated from the business unit with the intangible asset are less than the net assets of the business unit. The impairment loss is the lessor of the difference between the net assets of the business unit and the discounted future cash flows generated from the applicable business unit, which approximates fair value and the intangible asset balance. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. However, we only have $4.2 million remaining in intangible assets and $32.7 million remaining in goodwill so any future impairments are limited to these balances. Any intangible impairment charge is included in Intangible amortization on the Consolidated Statements of Operations. For further discussion of the definite life intangibles that were impaired for fiscal 2007, see the definite life intangibles variance explanation later in this Item 7. We are amortizing the definite life intangibles over their expected useful lives, ranging from one to four years. The weighted average amortization period remaining for definite life intangibles was 1.9 years as of October 31, 2007.

Post Development Completion and Warranty Costs—In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we accrue warranty costs as part of cost of sales for repair costs over $1,000 to homes, community amenities and land development infrastructure. Our warranty cost accurals are based upon our historical warranty cost experience in each market in which we operate and are adjusted as appropriate to reflect qualitative risks associated with the type of homes we build and the geographic areas in which we build them. Actual future warranty costs could differ from our currently estimated amounts. Repair costs under $1,000 per occurrence are expensed as incurred. Also, we accrue for warranty costs under our general liability insurance deductible as part of selling, general and administrative costs. The deductible for our general liability insurance for homes delivered in fiscal 2007 is $20 million per occurence with an aggregate $20 million for premise liability claims, and an aggregate $21.5 million for construction defect claims. Both of these liabilities are recorded in "Accounts payable and other liabilities" in the Consolidated Balance Sheets.

Deferred Income Tax—Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. See Total Taxes later in Item 7 for further discussion of the valuation allowances recorded during fiscal 2007.

Recent Accounting Pronouncements

See Note 3 to the Consolidated financial statements included elsewhere in this Form 10-K.

Capital Resources and Liquidity

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington, D.C.), the Midwest (Illinois, Ohio, Michigan, Minnesota, Kentucky), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas), and the West (California). In addition, we provide financial services to our homebuilding customers.

Our cash uses during the twelve months ended October 31, 2007 were for operating expenses, land acquisition and development, construction, property plant and equipment, interest, repayment on our mortgage warehouse agreement, extinguishment of our 10 1/2% senior notes, the repurchase of common stock, preferred stock dividends, and investments in joint ventures. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, other revenues, distributions from joint ventures and tax refunds received in fiscal 2007. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

For fiscal 2008, we expect to generate cash flow from operations as we limit investments in new communities and delay further investment in current communities given the low demand for new homes. While limiting this investment, we will continue to build and deliver homes from our current communities generating positive cash flow. We also may enter into land sale agreements or joint ventures to generate cash from our existing balance sheet.

21                 Hovnanian Enterprises, Inc.

Our net (loss) income historically does not approximate cash flow from operating activities. The difference between net (loss) income and cash flow from operating activities is primarily caused by changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, inventory levels, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, amortization of definite life intangibles, stock compensation awards and impairment losses. When we are expanding our operations, which was the case in fiscal 2006, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increase, but for cash flow purposes are offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened in fiscal 2007, therefore we generated cash flows from operations in that period, primarily in the fourth quarter.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2007, approximately 3.4 million shares have been purchased under this program, of which 0.2 million and 0.7 million shares were repurchased during the twelve months ended October 31, 2007 and 2006, respectively. On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol "HOVNP". In each of fiscal 2007 and fiscal 2006 we paid $10.7 million of dividends on the Series A Preferred Stock. As a result of restrictions in the indentures governing our senior and senior subordinated notes discussed below, we will be restricted from paying dividends on the Series A Preferred Stock during fiscal 2008 and, if current market trends continue or worsen, we anticipate that we will continue to be restricted from paying dividends into fiscal 2009.

Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of lenders. We and each of our significant subsidiaries, except for K. Hovnanian, the borrower, various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement. The Agreement provides a revolving credit line and letter of credit line of $1.2 billion through May 2011. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. At October 31, 2007, there was $206.8 million drawn under this Agreement we had issued letters of credit totaling $306.4 million and we had approximately $12.3 million of unrestricted homebuilding cash. As a result of the borrowing base limits, as of October 31, 2007, we had $201.7 million available to draw under this Agreement. However, the borrowing base increases as inventory increases. We will need to either extend the Agreement beyond May 2011 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Agreement has covenants that restrict, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian Enterprises, Inc. ("K. Hovnanian"), the borrower, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur lines, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Agreement also contains covenants that require the Company to stay within specified financial ratios. Our level of home deliveries, amount of impairments and other financial performance factors are negatively affecting certain of these financial ratios and covenants, including the net worth requirement, leverage ratio and borrowing base covenant. The Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of October 31, 2007, we were not in compliance with the Consolidated Tangible Net Worth and Leverage Ratio covenants under the Agreement. As a result, on December 17, 2007, we obtained a waiver of compliance under these covenants and the Revolving Credit Commitments were reduced to $1.2 billion. However, based on our current expectations, we will likely violate one or more of the Agreement's covenants during 2008. To address this issue, we are currently negotiating an amendment to our

22                 Hovnanian Enterprises, Inc.

Agreement and although there can be no assurances, we believe we will have the amendment in place prior to any additional covenant violations. As of October 31, 2007 the balance on the Agreement was $206.8 million and we had issued letters of credit totaling $306.4 million.

If we are unable to obtain the amendment or maintain compliance with its terms, unless we were to obtain a waiver, the lenders would have the right to exercise remedies specified in the Agreement, including accelerating the maturity of the outstanding balance on the Agreement and letters of credit, which could result in the acceleration of substantially all of our outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if we are in default of these agreements, we may be prohibited from drawing additional funds under the Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company and our ability to continue as a going concern for a reasonable period of time.

On August 8, 2007, we terminated our Credit Agreement and Agreement for Letter of Credit with Citicorp USA, Inc. The termination resulted in a fee payable to us of $19.1 million in accordance with the termination provision of the agreement, which stated that upon termination we would pay or receive a fee based on the change in our credit default swap rate. This fee was reported as income in Land sales and other revenues in the fourth quarter of fiscal 2007, since we were only entitled to such a fee in the event the facility was terminated.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $150 million through March 13, 2008. Interest is payable monthly at LIBOR plus 0.9%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. We are negotiating an amended warehouse agreement to increase the borrowing amount to $181 million through December 2008, with interest payable monthly at LIBOR plus 1.10%. Although there can be no assurances, we believe we will enter into the amended agreement before the end of the fiscal first quarter of 2008 and we expect to close on this agreement sometime during the first quarter of fiscal 2008. We also had a commercial paper facility which provided for up to $200 million through April 25, 2008 with interest is payable monthly at LIBOR plus 0.40%. On November 28, 2007 we paid the outstanding balance in full and terminated the commercial paper facility. We believe that we will be able to extend the warehouse facility beyond its expiration date or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of October 31, 2007, the aggregate principal amount of all borrowings under both agreements was $171.1 million. The warehouse agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of October 31, 2007, we were in compliance with the covenants of the warehouse agreement.

At October 31, 2007, we had $1,515.0 million of outstanding senior notes ($1,510.6 million, net of discount), comprised of $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At October 31, 2007, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for K. Hovnanian, the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor of the senior notes and senior subordinated notes. Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions and covenant restrictions, may do so from time to time. We may also make open market purchases from time to time depending on market conditions and covenant restrictions. The indentures governing the senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior notes and senior subordinated notes is less than 2.0 to 1.0, we will be restricted from making certain payments, including dividends on our 7.625% Series A Preferred Stock. As a result of this restriction, we will be restricted from paying dividends on the Series A Preferred Stock during fiscal 2008 and, if current market trends continue or worsen, we anticipate that we will continue to be restricted from paying dividends into fiscal 2009. The restriction on making preferred dividend payments under our bond indentures will not affect our compliance with any of the covenants contained in our Revolving Credit Agreement. The indentures also contain events of default which would permit the holders of the senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of

23                 Hovnanian Enterprises, Inc.

October 31, 2007, we were in compliance with the covenants of these indentures.

In August 2007, we purchased in open market transactions $17.6 million of our 10 1/2% Senior Notes due October 1, 2007 for $17.5 million. The net amount is reported as a gain in Other operations in the fourth quarter of fiscal 2007. In addition, the funds we had deposited in escrow for such purpose were used to pay the remaining principal balance of $122.7 million of the 10 1/2% Senior Notes on October 1, 2007.

Total inventory decreased $422.0 million, excluding inventory not owned, during the fiscal year ended October 31, 2007. This decrease excluded the decrease in consolidated inventory not owned of $130.6 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See "Notes to Consolidated Financial Statements"—Note 19 for additional information on FIN 46R. Total inventory decreased in the Mid-Atlantic $107.5 million, Southeast $138.7 million, Southwest $40.0 million, Midwest $15.7 million, and West $160.2 million. These decreases were due to decisions to delay or terminate new communities, as well as slow spending in current communities and due to inventory impairments recorded in these segments. These decreases were offset by an increase in the Northeast of $40.1 million. Substantially all homes under construction or completed and included in inventory at October 31, 2007 are expected to be closed during the next twelve months. Most inventory completed or under development was/is partially financed through our line of credit, preferred stock and senior and senior subordinated indebtedness.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Inventory impairment losses, which include inventory that has been written-off or written-down, increased $121.6 million for the fiscal year ended October 31, 2007, compared to the prior year. During the fiscal year 2007, we incurred $331.8 million in write-downs primarily attributable to impairments as a result of a continued decline in sales pace, sales price and general market conditions, as well as increased cancellation rates. In addition, we wrote-off costs in the amount of $134.0 million during the fiscal year ended October 31, 2007. Partially offsetting this amount is $8.0 million in recovered deposits that had been written off in the prior year as walk-away costs because, in certain instances where we walked away from option contracts in the fourth quarter of fiscal 2006, we took legal action to recover our deposits. In two of these cases, we were successful and received a portion of our deposit back in the first quarter of fiscal 2007.

The following table summarizes home sites included in our total residential real estate. The decrease in total home sites available in 2007 compared to 2006 is partially attributable to terminating certain option agreements, as discussed herein.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available

October 31, 2007:
Northeast	12,923	967	11,956
Mid-Atlantic	12,627	753	11,874
Midwest	4,062	759	3,303
Southeast	13,578	2,151	11,427
Southwest	13,936	751	13,185
West	9,797	547	9,250

Consolidated total	66,923	5,928	60,995
Unconsolidated joint ventures	4,326	425	3,901

Total including unconsolidated joint ventures	71,249	6,353	64,896

Owned	28,680	3,327	25,353
Optioned	36,104	462	35,642
Construction to permanent financing lots	2,139	2,139	—

Consolidated total	66,923	5,928	60,995
Lots controlled by unconsolidated joint ventures	4,326	425	3,901

Total including unconsolidated joint ventures	71,249	6,353	64,896

October 31, 2006:
Northeast	18,521	1,218	17,303
Mid-Atlantic	16,828	1,134	15,694
Midwest	6,361	668	5,693
Southeast	23,319	3,813	19,506
Southwest	18,405	999	17,406
West	14,616	664	13,952

Consolidated total	98,050	8,496	89,554
Unconsolidated joint ventures	6,747	1,130	5,617

Total including unconsolidated joint ventures	104,797	9,626	95,171

Owned	33,904	4,513	29,391
Optioned	60,714	551	60,163
Construction to permanent financing lots	3,432	3,432	—

Consolidated total	98,050	8,496	89,554
Lots controlled by unconsolidated joint ventures	6,747	1,130	5,617

Total including unconsolidated joint ventures	104,797	9,626	95,171

24                 Hovnanian Enterprises, Inc.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities:

	October 31, 2007			October 31, 2006

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	301	49	350	568	18	586
Mid-Atlantic	318	3	321	376	5	381
Midwest	125	28	153	139	34	173
Southeast	386	24	410	424	63	487
Southwest	787	91	878	809	97	906
West	473	237	710	626	165	791

Total	2,390	432	2,822	2,942	382	3,324

Started or completed unsold homes and models per active selling communities(1)	5.5	1.0	6.5	6.9	0.9	7.8

(1)
Active selling communities were 431 at October 31, 2007 and 427 at October 31, 2006.

The decrease in total unsold homes compared to the prior year is primarily due to an effort to sell inventoried homes during fiscal 2007. In some instances, this required giving additional incentives to homebuyers on completed unsold homes.

Investments in and advances to unconsolidated joint ventures decreased $36.2 million during the fiscal year ended October 31, 2007. This decrease is due to losses from joint ventures, primarily related to inventory and intangible impairments recorded by the joint ventures, and distributions made during the period, partially offset by additional contributions and advances to joint ventures. As of October 31, 2007, we have investments in ten homebuilding joint ventures and ten land development joint ventures. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes increased $15.1 million to $109.9 million at October 31, 2007. This change is primarily made up of an increase in miscellaneous receivables of $33.4 million due to a receivable from our insurance company related to a warranty claim that we expect to receive in 2008, offset by a decrease in refundable deposits which occurs based on timing of completion of items triggering the reimbursement.

Prepaid expenses and other assets are as follows as of:

(In Thousands)	October 31, 2007	October 31, 2006	Dollar Change

Prepaid insurance	$6,769	$8,945	$(2,176)
Prepaid project costs	110,439	97,920	12,519
Senior residential rental properties	7,694	8,352	(658)
Other prepaids	20,995	30,082	(9,087)
Other assets	28,135	30,304	(2,169)

Total	$174,032	$175,603	$(1,571)

Prepaid insurance decreased due to amortization of a three year policy prepaid in fiscal 2006. Prepaid project costs increased due to the growth in the number of communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids decreased due to the amortization of prepaid fees on our credit agreements, along with continued amortization of prepaid bond fees. The decrease in other assets is partially due to a decrease in prepaid costs related to timing of financing proceeds received on completed models. In addition, other assets decreased for our executive deferred compensation plan, as there were payouts in the first quarter of fiscal 2007.

Property, plant, and equipment decreased $3.9 million to $106.8 million at October 31, 2007. The decrease is comprised of $16.5 million of additions, offset by depreciation of $17.0 million and $3.4 million of disposals. Additions increased principally to the new Corporate office building constructed in Red Bank, New Jersey and the relocation to a new building for our Mortgage Company, as well as computer software and equipment in connection with the continued implementation of our new enterprise wide system.

At October 31, 2007, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2000. As required by SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"), we performed an annual assessment of this goodwill for impairment, and given the current expectations of the markets with goodwill, primarily Texas in the Southwest and the Mid-Atlantic there was no impairment.

Definite life intangibles decreased $160.8 million to $4.2 million at October 31, 2007. The decrease was the result of amortization during the twelve months of $25.6 million, and the write-off of $135.2 million for impaired intangible assets. In fiscal 2007, we determined that the intangible assets associated with our Fort Myers operations in the Southeast were impaired, and wrote off the assets of $107.7 million. This resulted in a charge of $82.7 million to intangible amortization on the Consolidated Statements of Operations. The remaining $25.0 million was recorded against Accounts payable and other liabilities on the Consolidated Balance Sheets because at the time of acquisition this was an accrual for contingent purchase price,

25                 Hovnanian Enterprises, Inc.

however, because of the impairment, payment will no longer be made. In addition, we wrote-off an intangible asset of $7.3 million to intangible amortization related to the tradename associated with the 2002 purchase of a California homebuilder, as we terminated use of the acquired tradename during the year. In the fourth quarter, as the market continued to weaken in certain markets, we re-evaluated our remaining intangibles for impairment and determined that the intangibles for our Tampa, Orlando, Canton, and Building Products operations were fully impaired resulting in write-offs of $45.3 million, $2.0 million of which offset a contingent purchase price liability in Orlando that will no longer be paid. Also, in the fourth quarter we wrote off $1.9 million for a tradename that we are no longer using from an acquisition in our Mid-Atlantic segment.

Financial Services—Mortgage loans held for sale consist of residential mortgages receivable of which $182.6 million and $282.0 million at October 31, 2007 and October 31, 2006, respectively, were being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. We have reserves for potential losses on mortgages we currently hold. The decrease in the receivable from October 31, 2006 is directly related to a decrease in the amount of loans financed at October 31, 2007, combined with a decrease in the average loan value.

Income taxes receivable decreased $65.4 million to $194.4 million. The decrease primarily results from an increase in deferred tax assets of $129.5 million as a result of temporary differences from inventory and intangible impairments recorded in fiscal 2007, offset by recording valuation allowances of $238.2 million for our deferred tax assets in fiscal 2007. See Total Taxes later in Item 7 for further discussion of the valuation allowances recorded during fiscal 2007.

Accounts payable and other liabilities are as follows as of:

(In Thousands)	October 31, 2007	October 31, 2006	Dollar Change

Accounts payable	$170,091	$201,785	$(31,694)
Reserves	131,790	104,734	27,056
Accrued expenses	97,753	102,794	(5,041)
Accrued compensation	53,767	65,313	(11,546)
Other liabilities	62,021	107,767	(45,746)

Total	$515,422	$582,393	$(66,971)

The decrease in accounts payable was primarily due to the 19% lower volume of deliveries in the fourth quarter of 2007 compared to the prior year. The increase in reserves is due to lower charges to the reserve in 2007 compared to 2006. See Note 16 of the Consolidated Financial Statements for more detail on warranty costs, which is the primary balance in the reserves account. The decrease in accrued expenses is due to payments of accrued acquisition earnout obligations accrued in the fourth quarter of fiscal 2006 that have not recurred in 2007. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2006 fourth quarter bonuses during the first quarter of 2007, combined with lower accrued bonuses for fiscal 2007. The decrease in other liabilities is mainly due to the reduction of an accrual for contingent purchase price for our Ft. Myers acquisition. Also contributing to the decrease in other liabilities was a decrease in deferred revenue for homes financed through our wholly-owned mortgage subsidiary, in accordance with our revenue recognition policy.

Nonrecourse Land Mortgages decreased $16.7 million from October 31, 2006 to $9.4 million at October 31, 2007. The decrease is primarily due to a mortgage that was paid off in fiscal 2007, partially offset by a new mortgage recorded in the fourth quarter of fiscal 2007, both in the Northeast.

Customer Deposits decreased $119.7 million from October 31, 2006 to $65.2 million at October 31, 2007. The decrease is primarily due to the reduction in the number of homes in backlog from 9,626 at October 31, 2006 to 6,365 at October 31, 2007. Also contributing to the decrease was less cash received in excess of billings related to homes that have customer construction financing arrangements in the Southeast.

Mortgage warehouse line of credit decreased $99.0 million from October 31, 2006 to $171.1 million at October 31, 2007. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2006 to October 31, 2007.

Results of Operations

Total Revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Year Ended

(Dollars in Thousands)	October 31, 2007	October 31, 2006	October 31, 2005

Homebuilding:
Sale of homes	$(1,322,012)	$725,732	$1,095,392
Land sales	(32,434)	52,130	85,595
Other revenues	18,539	4,729	1,457
Financial services	(13,407)	17,227	12,083

Total change	$(1,349,314)	$799,818	$1,194,527

Total revenues percent change	(22.0)%	15.0%	28.8%

Homebuilding

Compared to the same prior period, housing revenues decreased $1,322.0 million, or 22.4%, for the year ended October 31, 2007, increased $725.7 million, or 14.0%, for the year ended October 31, 2006, and increased $1,095.4 million or 26.8%, for the year ended October 31, 2005. Increases in 2005 and 2006 were the result of both organic growth and acquisition of other homebuilders. Decreased revenue in 2007 is primarily due to weakening market conditions and increased competition in most of our markets. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement.

26                 Hovnanian Enterprises, Inc.

Information on homes delivered by segment is set forth below:

	Year Ended

(Housing Revenue in Thousands)	October 31, 2007	October 31, 2006	October 31, 2005

Northeast:
Housing revenues	$935,476	$992,713	$983,426
Homes delivered	1,999	2,188	2,329
Average price	$467,972	$453,708	$422,252
Mid-Atlantic:
Housing revenues	$885,599	$980,691	$909,458
Homes delivered	1,926	1,984	1,915
Average price	$459,813	$494,300	$474,913
Midwest(1):
Housing revenues	$226,804	$173,699	$90,131
Homes delivered	1,043	855	599
Average price	$217,453	$203,157	$150,469
Southeast(2):
Housing revenues	$745,240	$1,243,501	$744,810
Homes delivered	2,771	5,074	3,433
Average price	$268,943	$245,073	$216,956
Southwest:
Housing revenues	$828,574	$925,918	$738,417
Homes delivered	3,643	4,252	3,883
Average price	$227,443	$217,761	$190,167
West:
Housing revenues	$959,682	$1,586,865	$1,711,413
Homes delivered	2,182	3,587	4,115
Average price	$439,818	$442,393	$415,896
Consolidated total:
Housing revenues	$4,581,375	$5,903,387	$5,177,655
Homes delivered	13,564	17,940	16,274
Average price	$337,760	$329,063	$318,155
Unconsolidated joint ventures(3):
Housing revenues	$535,051	$868,222	$529,944
Homes delivered	1,364	2,261	1,509
Average price	$392,266	$383,999	$351,189
Total including unconsolidated joint ventures:
Housing revenues	$5,116,426	$6,771,609	$5,707,599
Homes delivered	14,928	20,201	17,783
Average price	$342,740	$335,212	$320,958

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

27                 Hovnanian Enterprises, Inc.

The decrease in housing revenues during the year ended October 31, 2007 was primarily due to weakening market conditions in most of our markets. Housing revenues decreased in our homebuilding segments combined by 22.4%, while average sales prices increased 2.6%. Homes delivered decreased 8.6%, 2.9%, 45.4%, 14.3% and 39.2% in the Northeast, Mid-Atlantic, Southeast, Southwest and West and increased 22.0% in the Midwest.

Unaudited quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ending October 31, 2007, 2006, and 2005 are set forth below:

	Quarter Ended

(In Thousands)	October 31, 2007	July 31, 2007	April 30, 2007	January 31, 2007

Housing revenues:
Northeast	$298,039	$238,299	$185,852	$213,286
Mid-Atlantic	258,178	215,363	189,370	222,688
Midwest	81,138	65,563	41,524	38,579
Southeast	155,560	164,111	207,844	217,725
Southwest	255,670	196,681	200,053	176,170
West	259,634	199,209	233,371	267,468

Consolidated total	$1,308,219	$1,079,226	$1,058,014	$1,135,916

Sales contracts (net of cancellations):
Northeast	$218,424	$206,103	$202,884	$175,048
Mid-Atlantic	119,188	126,269	239,485	192,639
Midwest	71,678	52,386	68,735	55,945
Southeast	76,451	88,253	107,345	40,021
Southwest	168,440	201,579	222,119	166,202
West	165,023	145,295	248,815	274,853

Consolidated total	$819,204	$819,885	$1,089,383	$904,708

	Quarter Ended

(In Thousands)	October 31, 2006	July 31, 2006	April 30, 2006	January 31, 2006

Housing revenues:
Northeast	$358,355	$234,231	$203,828	$196,299
Mid-Atlantic	309,148	222,653	251,012	197,878
Midwest	63,353	52,019	29,124	29,203
Southeast	267,762	394,759	311,202	269,778
Southwest	290,159	220,211	232,289	183,259
West	389,039	375,953	452,093	369,780

Consolidated total	$1,677,816	$1,499,826	$1,479,548	$1,246,197

Sales contracts (net of cancellations):
Northeast	$178,882	$209,478	$225,355	$195,021
Mid-Atlantic	149,168	190,855	309,773	187,374
Midwest	61,748	43,396	52,226	29,380
Southeast	142,701	179,897	189,762	314,027
Southwest	212,366	199,492	265,790	170,704
West	235,475	271,904	343,303	257,151

Consolidated total	$980,340	$1,095,022	$1,386,209	$1,153,657

28                 Hovnanian Enterprises, Inc.

	Quarter Ended

(In Thousands)	October 31, 2005	July 31, 2005	April 30, 2005	January 31, 2005

Housing revenues:
Northeast	$283,494	$231,198	$248,843	$219,891
Mid-Atlantic	331,022	236,325	183,782	158,329
Midwest	39,384	13,775	18,402	18,570
Southeast	319,045	169,142	151,118	105,505
Southwest	248,607	189,766	164,133	135,911
West	461,089	449,167	423,394	377,763

Consolidated total	$1,682,641	$1,289,373	$1,189,672	$1,015,969

Sales contracts (net of cancellations):
Northeast	$257,950	$272,100	$235,509	$181,373
Mid-Atlantic	284,692	282,673	333,467	178,516
Midwest	47,064	14,195	18,227	8,232
Southeast	450,257	203,113	204,818	106,366
Southwest	191,365	247,440	235,487	165,048
West	389,589	411,976	506,363	354,124

Consolidated total	$1,620,917	$1,431,497	$1,533,871	$993,659

Our reported level of sales contracts (net of cancellations) has been impacted by a slow down of the pace in most of our segments and an increase in our cancellation rates over the past several quarters, due to weakening market conditions and tighter mortgage loan underwriting criteria. To combat this slower pace, we ran a national sales promotion in September 2007. From this promotion we reported approximately 2,100 sales that were comprised of 1,700 contracts and 400 sales deposits. Through November 2007, we converted 206 of those deposits into contracts and ended up with approximately 1,920 gross contracts from the sales promotion. Since the sale, 418 of these contracts have canceled to date representing a 22% cancellation rate thus far. This compares to our consolidated cancellation rate of 40% during the fourth quarter. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2003	2004	2005	2006	2007

First	23%	23%	27%	30%	36%
Second	18%	19%	21%	32%	32%
Third	21%	20%	24%	33%	35%
Fourth	25%	24%	25%	35%	40%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of contract backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2003	2004	2005	2006	2007

First	16%	14%	15%	12%	18%
Second	15%	14%	14%	16%	19%
Third	15%	12%	15%	16%	19%
Fourth	19%	16%	12%	20%	31%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. Cancellations also occur as a result of buyer failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, in recent quarters we have experienced a higher than normal number of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by another builder, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria lending to some customer's inability to be approved for a mortgage loan. In some cases the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenue. We expect that cancellation rates will return to a more normal level at some point as prices stabilize, but it is difficult to predict when this will occur, and the timing will vary by market.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, using base sales prices by

29                 Hovnanian Enterprises, Inc.

segment is set forth below:

(Dollars In Thousands)	October 31, 2007	October 31, 2006	October 31, 2005

Northeast:
Total contract backlog	$503,445	$591,849	$693,535
Number of homes	975	1,218	1,583
Mid-Atlantic:
Total contract backlog	$358,778	$562,670	$713,021
Number of homes	753	1,134	1,381
Midwest:
Total contract backlog	$153,171	$117,148	$90,348
Number of homes	759	668	581
Southeast:
Total contract backlog	$614,575	$1,093,299	$1,493,084
Number of homes	2,151	3,813	5,997
Southwest:
Total contract backlog	$174,206	$224,482	$283,739
Number of homes	751	999	1,296
West:
Total contract backlog	$205,716	$334,102	$784,495
Number of homes	549	664	1,753
Totals:
Total consolidated contract backlog	$2,009,891	$2,923,550	$4,058,222
Number of homes	5,938	8,496	12,591

The decline in our backlog from October 31, 2006 to October 31, 2007 is a direct result of a falloff in our contract pace. Our net contracts for the full year of fiscal 2007, excluding unconsolidated joint ventures, declined 21.3% compared to fiscal 2006. In the month of November 2007, excluding unconsolidated joint ventures, we signed an additional 386 net contracts amounting to $108.2 million.

Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as "land charges" in the schedules below). A breakout of such expenses for consolidated housing sales and housing gross margin is set forth below:

	Year Ended

(Dollars In Thousands)	October 31, 2007	October 31, 2006	October 31, 2005

Sale of homes	$4,581,375	$5,903,387	$5,177,655
Cost of sales, excluding interest expense	3,890,474	4,538,795	3,812,922

Homebuilding gross margin, before cost of sales interest expense and land charges	690,901	1,364,592	1,364,733
Cost of sales interest expense, excluding land sales interest expense	130,825	106,892	85,104

Homebuilding gross margin, after cost of sales interest expense, before land charges	560,076	1,257,700	1,279,629
Land charges	457,773	336,204	5,360

Homebuilding gross margin, after cost of sales interest expense and land charges	$102,303	$921,496	$1,274,269

Gross margin percentage, before cost of sales interest expense and land charges	15.1%	23.1%	26.4%
Gross margin percentage, after cost of sales interest expense, before land charges	12.2%	21.3%	24.7%
Gross margin percentage after cost of sales interest expense and land charges	2.2%	15.6%	24.6%

30                 Hovnanian Enterprises, Inc.

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended

	October 31, 2007	October 31, 2006	October 31, 2005

Sale of homes	100%	100.0%	100.0%
Cost of sales, excluding interest:
Housing, land and development costs	74.3	68.6	65.6
Commissions	2.8	2.5	2.3
Financing concessions	1.4	1.0	1.0
Overheads	6.4	4.8	4.7

Total cost of sales, before interest expense and land charges	84.9	76.9	73.6

Gross margin percentage, before cost of sales interest expense and land charges	15.1	23.1	26.4
Cost of sales interest	2.9	1.8	1.7

Gross margin percentage, after cost of sales interest expense and before land charges	12.2%	21.3%	24.7%

The dollar decrease in homebuilding gross margin before interest expense from October 31, 2005 to October 31, 2006, is due to lower pricing, with flat or increased construction costs, as these costs are somewhat fixed. The dollar decrease from October 31, 2006 to October 31, 2007 is due to the 24% reduction in deliveries and continued net price decreases as the market continued to weaken in 2007. Also shown in the table are our results of gross margins, after cost of sales interest expense and before land related charges. After deducting interest expense, which was previously capitalized and amortized through cost of sales, our homebuilding gross margin was 12.2% for 2007 compared to 21.3% for 2006 and 24.7% for 2005. As a percentage of revenue, cost of sales interest has increased to 2.9% in 2007 compared to 1.8% in 2006 and 1.7% in 2005, as the delivery pace in our communities has decreased, which increases the life of the community and corresponding interest costs from carrying inventory longer.

The following table represents gross margin percentage before interest expense and land impairment and option write-offs by segment:

	Year Ended

	October 31, 2007	October 31, 2006	October 31, 2005

Northeast	18.0%	28.1%	30.5%
Mid-Atlantic	21.2%	27.8%	29.4%
Midwest	10.2%	13.2%	15.8%
Southeast	11.2%	20.1%	18.5%
Southwest	16.7%	19.5%	18.0%
West	9.3%	22.7%	30.0%
Total homebuilding gross margin %	15.1%	23.1%	26.4%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write off charges decreased to 15.1% for the year ended October 31, 2007 compared to 23.1% for the same period last year. For the past several years, our gross margin has been higher than where we would expect to see our normalized margins, which is approximately between 20% and 22%. All segments' gross margins have been reduced by the change in sales pace, sales price and general market conditions. The Southwest has not been as affected, as compared to the Company's other segments, primarily due to a lesser impact in the Texas market. The declining pace of sales in our markets in 2006 and 2007 has led to intense competition in many of our specific community locations. In order to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered some base prices, all of which have impacted our margins significantly. In addition, homes for which contracts have been cancelled have typically been resold at a lower price, resulting in a further decline in margins. As discussed in "Homebuilding Results by Segment" below, certain of our segments experienced increases in average selling prices for the year ended October 31, 2007 compared to 2006. It should be noted however, that these increases are primarily the result of geographic and community mix of our deliveries, rather than an ability to increase home prices.

Reflected as inventory impairment loss and land option write-offs in cost of sales ("land charges"), we have written-off or written-down certain inventories totaling $457.8 million, $336.2 million, and $5.4 million during the years ended October 31, 2007, 2006, and 2005, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements—Note 13" for additional explanation. During the years ended October 31, 2007, 2006, and 2005, we wrote-off residential land options and approval and engineering costs amounting to $126.0 million, $159.1 million, and $5.3 million, respectively, which are included in the total write-offs mentioned above. When a community is redesigned, abandoned engineering costs are written-off.

31                 Hovnanian Enterprises, Inc.

Option and approval and engineering costs are written-off when a community's proforma profitability does not produce adequate returns on the investment commensurate with the risk and we cancel the option. Such write-offs were located in all of our segments. The impairments amounting to $331.8 million, $177.1 million and $0.1 million for the years ending October 31, 2007, 2006 and 2005, respectively, were incurred because of recent changes in the value of land in many of our markets and a change in the marketing strategy to liquidate a particular property or lower sales prices.

Below is a break-down of our lot option walk-aways and impairments by segment for fiscal 2007. While the number of lots was spread across all of our segments, the dollar impact was concentrated in the Northeast, Southeast and West.

In 2007, in total, we walked away from 33.5% of all the lots we controlled under option contracts. The remaining 66.5% of our option lots are in communities that remain economically feasible, including a substantial number that were successfully renegotiated over the past six months. The largest concentration of lots we walked away from was in the Southeast (almost entirely in Florida).

The following table represents lot option walk-aways by segment for the year ended October 31, 2007:

(In Millions)	Dollar Amount of Walk Away	Number of Walk-Away Lots	% of Walk-Away Lots	Total Lots at October 31, 2007(1)	Walk-Away Lots as a % of Total Lots

Northeast	$31.3	3,308	18.2%	11,020	30.0%
Mid-Atlantic	9.0	2,073	11.4%	10,578	19.6%
Midwest	10.2	2,329	12.8%	5,084	45.8%
Southeast	31.7	6,495	35.8%	14,396	45.1%
Southwest	4.2	1,993	11.0%	9,324	21.4%
West	39.6	1,959	10.8%	3,859	50.8%

Total	$126.0	18,157	100.0%	54,261	33.5%

(1)
Includes lots optioned that the Company walked-away from in the year ended October 31, 2007.

The following table represents impairments by segment for the year ended October 31, 2007:

(In Millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value	% of Pre- Impairment Value

Northeast	$25.1	7.6%	$135.0	18.6%
Mid-Atlantic	10.4	3.1%	35.5	29.3%
Midwest	17.9	5.4%	58.3	30.7%
Southeast	81.6	24.6%	127.9	63.8%
Southwest	11.8	3.6%	31.1	37.9%
West	185.0	55.8%	650.2	28.5%

Total	$331.8	100.0%	$1,038.0	32.0%

Homebuilding selling, general, and administrative expenses as a percentage of homebuilding revenues increased 160 basis points to 11.4% for the year ended October 31, 2007 from 2006. Such expenses decreased to $539.4 million for the year ended October 31, 2007, and increased to $593.9 million for the year ended October 31, 2006 from $441.9 million for the previous year. The increased spending in 2006 was primarily due to our acquisitions and overhead costs for organically expanding operations ahead of our expected future growth in housing revenues as open for sale communities increased from 367 at the end of 2005, to 427 at the end of 2006 and 431 at the end of 2007. However, the decrease in expenses in 2007 is the result of a reduction of personnel in order to better manage our overhead during the current market decline and decreases in incentive compensation, which is based on profitability.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended

(In Thousands)	October 31, 2007	October 31, 2006	October 31, 2005

Land and lot sales	$107,955	$140,389	$88,259
Cost of sales, excluding interest	87,179	94,286	52,203
Land and lot sales gross margin, excluding interest	20,776	46,103	36,056
Land sales interest expense	1,132	1,437	1,715

Land and lot sales gross margin, including interest	$19,644	$44,666	$34,341

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales for the year ended October 31, 2007 were less than for the year ended October 31, 2006. The decrease in land sales and land sale profits has to do with our strategic decision in fiscal 2006 to sell a portion of the communities of a few larger developments that we had undertaken to one or more other builders. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.

Other revenues increased $18.5 million for the year ended October 31, 2007 compared to the year ended October 31, 2006. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terms, interest income, cash discounts and miscellaneous one-time receipts. For fiscal 2007, Other revenues also included $19.1 million related to the termination of our Credit Agreement and Agreement for Letter of Credit with Citicorp USA, Inc. discussed previously, which was the primary reason for the increase over fiscal 2006.

32                 Hovnanian Enterprises, Inc.

Homebuilding Operations by Segment

Financial information relating to the Company's operations was as follows:

Segment Analysis (Dollars in Thousands, except average sales price)

	Years Ended October 31,

	2007	Variance 2007 Compared to 2006	2006	Variance 2006 Compared to 2005	2005

Northeast
Homebuilding revenue	$958,833	$(59,151)	$1,017,984	$(29,793)	$1,047,777
Gross margin %(1)	18.0%		28.1%		30.5%
(Loss) income before taxes	$(18,817)	$(98,914)	$80,097	$(153,714)	$233,811
Homes delivered	1,999	(189)	2,188	(141)	2,329
Average sales price	$467,972	$14,264	$453,708	$31,456	$422,252
Mid-Atlantic
Homebuilding revenue	$913,713	$(120,760)	$1,034,473	$124,052	$910,421
Gross margin %(1)	21.2%		27.8%		29.4%
Income before taxes	$74,824	$(81,106)	$155,930	$(21,934)	$177,864
Homes delivered	1,926	(58)	1,984	69	1,915
Average sales price	$459,813	$(34,487)	$494,300	$19,387	$474,913
Midwest
Homebuilding revenue	$227,875	$55,935	$171,940	$84,939	$87,001
Gross margin %(1)	10.2%		13.2%		15.8%
Loss before taxes	$(80,207)	$(20,112)	$(60,095)	$(45,281)	$(14,814)
Homes delivered	1,043	188	855	256	599
Average sales price	$217,453	$14,296	$203,157	$52,688	$150,469
Southeast
Homebuilding revenue	$778,504	$(482,835)	$1,261,339	$515,013	$746,326
Gross margin %(1)	11.2%		20.1%		18.5%
(Loss) income before taxes	$(245,402)	$(243,880)	$(1,522)	$(49,435)	$47,913
Homes delivered	2,771	(2,303)	5,074	1,641	3,433
Average sales price	$268,943	$23,870	$245,073	$28,117	$216,956
Southwest
Homebuilding revenue	$841,065	$(88,789)	$929,854	$187,050	$742,804
Gross margin %(1)	16.7%		19.5%		18.0%
Income before taxes	$25,711	$(49,972)	$75,683	$19,267	$56,416
Homes delivered	3,643	(609)	4,252	369	3,883
Average sales price	$227,443	$9,682	$217,761	$27,594	$190,167
West
Homebuilding revenue	$983,132	$(657,937)	$1,641,069	$(89,304)	$1,730,373
Gross margin %(1)	9.3%		22.7%		30.0%
(Loss) income before taxes	$(337,214)	$(386,333)	$49,119	$(279,890)	$329,009
Homes delivered	2,182	(1,405)	3,587	(528)	4,115
Average sales price	$439,818	$(2,575)	$442,393	$26,497	$415,896

(1)
Gross margin % before interest expense and land related charges.

Homebuilding Results by Segment

Northeast—Homebuilding revenues decreased 5.8% in 2007 compared to 2006 primarily due to an 8.6% decrease in homes delivered offset by a 3.1% increase in average selling price as the mix of communities that had deliveries in 2007 was different than 2006. Loss before income taxes increased $98.9 million to a loss of $18.8 million, however $56.4 million of the decrease was due to inventory impairment loss and land option write-offs in 2007. The remaining difference is due to a 1010 basis point reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Homebuilding revenues decreased 2.8% in 2006 compared to 2005 primarily due to a 6.1% decrease in homes delivered partially offset by a 7.4% increase in average selling price as the mix of communities that had deliveries in 2006 was different than 2005. Income before income taxes was down $153.7 million to $80.1 million, however $75.3 million of the decrease was due to inventory impairment loss and land option write-offs in 2006. The remaining difference is due to

33                 Hovnanian Enterprises, Inc.

a 240 basis point reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Mid-Atlantic—Homebuilding revenues decreased 11.7% in 2007 compared to 2006 primarily due to a 2.9% decrease in homes delivered and a 7.0% decrease in average selling price due to increased incentives and the mix of communities delivered in 2007 was different than 2006. Income before income taxes was down $81.1 million to $74.8 million, however $19.4 million of the decrease was due to inventory impairment loss and land option write-offs in 2007. The segment also had a 660 basis point reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Homebuilding revenues increased 13.6% in 2006 compared to 2005 primarily due to a 3.6% increase in homes delivered and a 4.1% increase in average selling price as the mix of communities delivered in 2006 was different than 2005. Income before income taxes was down $21.9 million to $155.9 million, however $23.1 million of the decrease was due to inventory impairment loss and land option write-offs in 2006. The segment also had a 160 basis point reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive, however, this was effectively offset by the increase in total revenues.

Midwest—Homebuilding revenues increased 32.5% in 2007 compared to 2006 primarily due to a 22% increase in homes delivered and a 7.0% increase in average selling price. The increases in deliveries and average selling price were the result of organic growth in this segment in Cleveland. Despite the growth in revenues, the segment loss before income taxes increased $20.1 million to a loss of $80.2 million. This was due to $28.1 million of inventory impairment loss and land option write-offs in 2007, a 300 basis point reduction in gross margin percentage before interest expense and a $14.6 million intangible impairment.

Homebuilding revenues increased 97.6% in 2006 compared to 2005 primarily due to a 42.7% increase in homes delivered and a 35.0% increase in average selling price. The increases in deliveries and average selling price were the result of acquisitions during 2005 in this segment in Cleveland, Illinois and Minnesota and the growth in deliveries in the Minnesota operations that we started in 2004. Despite the growth in revenues, the segment's loss before income taxes increased $45.3 million to a loss of $60.1 million. This was due to $29.7 million of inventory impairment loss and land option write-offs in 2006, a 260 basis point reduction in gross margin percentage before interest expense, and a $14.9 million increase in selling, general and administrative costs, due to full year effects of the 2005 acquisitions, as well as growth in open communities.

Southeast—Homebuilding revenues decreased 38.3% in 2007 compared to 2006 primarily due to a 45.4% decrease in homes delivered, partially offset by a 9.7% increase in average selling price. The primary reason for the decrease in deliveries is the continuing declining market conditions in Florida. The average price increase is due to the change in the mix of communities delivering homes. The loss before income taxes increased $243.9 million to a loss of $245.4 million, due mainly to $113.3 million of inventory impairment loss, land option write-offs in 2007 and $108.6 million of intangibles impairments, as well as an 890 basis point reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Homebuilding revenues increased 69.0% in 2006 compared to 2005 primarily due to a 47.8% increase in homes delivered and a 13.0% increase in average selling price. Recent acquisitions in Florida were the primary reason for the growth in deliveries and average selling price. During 2005, we acquired businesses in Orlando and Fort Myers, Florida and the Tampa, Florida operations acquired in fiscal 2004 continued to grow. Income before income taxes is down $49.4 million to a slight loss of $1.5 million, as the significantly higher profits from homes delivered were offset by $106.1 million of inventory impairment loss and land option write-offs in 2006.

Southwest—Homebuilding revenues decreased 9.5% in 2007 compared to 2006 primarily due to a 14.3% decrease in homes delivered offset by 4.4% increase in average selling price. The reduction of deliveries resulted from a decline in the activity in the Arizona market, as that market has been impacted by tighter mortgage lending requirements, thus eliminating certain potential homebuyers. The increase in average selling price is due to the mix of communities that had deliveries in 2007 compared to 2006. Income before income taxes decreased $50.0 million to $25.7 million in 2007 mainly due to $16.0 million in land charges and a 280 basis point reduction in gross margin percentage before interest expense.

Homebuilding revenues increased 25.2% in 2006 compared to 2005 primarily due to a 9.5% increase in homes delivered and a 14.5% increase in average selling price. The growth in deliveries came from organic growth in our operations in both Texas and Arizona and the increase in average selling price is due to the mix of communities that had deliveries in 2006 compared to 2005. Income before income taxes increased $19.3 million to $75.7 million in 2006 as the higher revenues as well as slightly better gross margin percentage before interest expense was offset by higher selling, general and administrative expenses to support the growth in the operations.

West—Homebuilding revenues decreased 40.1% in 2007 compared to 2006 primarily due to a 39.2% decrease in homes delivered and a 0.6% decrease in average selling price. This reduced revenue was further compounded by a 1,340 basis point reduction in gross margin percentage before interest expense. The decrease in deliveries and the reduced gross margin was the result of the more competitive and slowing housing market in California throughout 2007. As a result of the above and $224.6 million in inventory impairment losses and land option write-offs in 2007, loss before income taxes increased $386.3 million to a loss of $337.2 million in 2007.

34                 Hovnanian Enterprises, Inc.

Homebuilding revenues decreased 5.2% in 2006 compared to 2005 primarily due to a 12.8% decrease in homes delivered and a 6.4% increase in average selling price. The decrease in deliveries was the result of the more competitive and slowing housing market in California throughout 2006. This reduced revenue was further compounded by a 730 basis point reduction in gross margin percentage before interest expense, and $24.8 million increase in selling, general and administrative expenses. The increase in selling, general and administrative costs was due to more open communities, and an increase in advertising costs to combat the declining market. As a result of the above and $101.4 million in inventory impairment losses and land option write-offs in 2006, income before income taxes decreased $279.9 million to $49.1 million in 2006.

Financial Services

Financial services consists primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. During the years ended October 31, 2007, October 31, 2006, and October 31, 2005, financial services provided a $27.9 million, $31.0 million, and $24.0 million pretax profit, respectively. In 2007 financial services revenue decreased $13.4 million to $76.2 million due to the decline in the market and tightening mortgage lending standards. Revenues from October 31, 2005 to October 31, 2006 increased $17.2 million to $89.6 million consistent with our growth in deliveries. In the market areas served by our wholly-owned mortgage banking subsidiaries, approximately 71%, 63%, and 67% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2007, 2006, and 2005, respectively. Servicing rights on new mortgages originated by us will be sold as the loans are closed.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, which have declined from the prior years, such expenses were 1.8% for the year ended October 31, 2007, 1.6% for the year ended October 31, 2006, and 1.7% for the year ended October 31, 2005. Despite the 22% reduction in revenues in 2007, we have maintained corporate general and administrative expenses relatively flat as a percentage of revenue by reducing costs through personnel reductions, reduced bonuses and other cost saving measures.

Other Interest

Other interest increased $6.2 million to $9.8 million for the year ended October 31, 2007. In 2006, other interest increased $0.7 million to $3.6 million for the year ended October 31, 2006. The increase for 2007 is due to the interest on completed homes in backlog in Fort Myers, unsold homes in completed high rise communities and interest on land in planning being expensed as incurred. The interest related to Fort Myers was capitalized during construction, but now many of the homes are complete. When we incur interest on completed homes, it is expensed as it no longer qualifies for capitalization.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations decreased $40.4 million to $4.8 million for the year ended October 31, 2007 and increased $29.6 million to $45.2 million for the year ended October 31, 2006. The decrease is primarily due to decreased accrued earnout obligations, resulting from two earnout agreements ending and lower profits in fiscal 2007, compared to the prior year. Other operations was further decreased by reduced profits from a consolidated joint venture that has finished delivering the homes in its community. The increase in Other operations in fiscal 2006 compared to fiscal 2005 was primarily due to higher earnout obligations for certain acquisitions, and an increase in minority interest expense on a consolidated joint venture in the Northeast.

Intangible Amortization

We are amortizing our definite life intangibles over their expected useful life, ranging from one to four years. Intangible amortization increased $107.3 million for the year ended October 31, 2007, when compared to the same period last year. The increase for the year ended October 31, 2007 was primarily the result of the impairment of intangible assets of $135.2 million discussed above. The amortization expense increased $8.7 million to $54.8 million for the year ended October 31, 2006. This increase is primarily due the impairment of intangible assets of $4.2 million previously discussed, as well as additional amortization from our 2006 acquisitions.

(Loss) Income From Unconsolidated Joint Ventures

(Loss) income from unconsolidated joint ventures consists of our share of the losses or earnings of the joint venture. The balance decreased $43.6 million to a loss of $28.2 million for the year ended October 31, 2007 and decreased $19.6 million to $15.4 million for the year ended October 31, 2006. The decrease in 2007 is primarily related to our share of the losses from inventory impairments, land-option and walk-away costs, and the write-off of the intangibles from our joint venture with Blackstone Real Estate Advisors. The decrease in 2006 is primarily related to the completion of one of our homebuilding joint ventures in the Northeast.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital

35                 Hovnanian Enterprises, Inc.

investment and substantially reduce the risks associated with land ownership and development. At October 31, 2007, we had $148.4 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $2.1 billion. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third party guarantees. However, $10.7 million of the $2.1 billion in land and lot option purchase contracts contain specific performance clauses which require us to purchase the land or lots upon satisfaction of certain requirements by both the sellers and the Company. Therefore, this specific performance obligation of $10.7 million is recorded on the balance sheet in Liabilities from inventory not owned.

Pursuant to FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" ("VIE"), we consolidated $139.9 million of inventory not owned at October 31, 2007, representing the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46, we eliminated $13.7 million of its related cash deposits for lot option contracts, which are included in Consolidated inventory not owned. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. At October 31, 2007, the balance reported in Minority interest from inventory not owned was $62.2 million. At October 31, 2007, we had cash deposits and letters of credit totaling $17.6 million, representing our current maximum exposure associated with the consolidation of lot option contracts. Creditors of these VIEs, if any, have no recourse against us.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2007:

	Payments Due by Period

(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt(1)	$3,066,149	$346,854	$375,209	$506,886	$1,837,200
Operating leases	96,475	21,183	31,744	20,648	22,900
Purchase obligations(2)	12,915	11,901	1,014

Total	$3,175,539	$379,938	$407,967	$527,534	$1,860,100

(1)
Represents our Senior and Senior Subordinated Notes, Revolving Credit Agreement, Other Notes Payable and related interest payments for the life of the debt of $1,063.3 million. Interest on variable rate obligations is based on rates effective as of October 31, 2007.

(2)
Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of approximately $306.4 million and $877.1 million, respectively, at October 31, 2007 related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

Total Taxes

Total taxes as a percentage of (loss) income before taxes decreased for the year ended October 31, 2007 to 3.1% from 35.9% for the year ended October 31, 2006. The year over year decrease was almost entirely due to recording a valuation allowance of $215.7 million for our deferred tax assets in the fourth quarter of 2007.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.

In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Given the continued downturn in the homebuilding industry during the fourth quarter of 2007, resulting in additional inventory and intangible impairments, we now anticipate being in a three year cumulative loss position during fiscal 2008. According to SFAS 109, a three year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, we recorded a valuation allowance of $215.7 million against our deferred tax assets. Our deferred tax assets, for which there is no valuation allowance, relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2005 and 2006 years. Our valuation allowance increased from $27.7 million at October 31, 2006 to $265.9 million at October 31, 2007. The increase was $205.6 million for Federal taxes, and $60.3 million for State

36                 Hovnanian Enterprises, Inc.

taxes. Our $392.2 million of deferred tax asset and net operating loss carryforwards expire between the years October 31, 2008 and Octobert 31, 2027, of which $247.1 million expires in the year ended October 31, 2027.

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

In connection with the CraftBuilt Homes acquisition, we have definite life intangible assets equal to the excess purchase price over fair value of net tangible assets of $4.5 million in aggregate. We are amortizing the definite life intangibles over their estimated lives.

On May 1, 2006, we acquired through the issuance of 175,936 shares of Class A common stock substantially all of the assets of two mechanical contracting businesses. These acquisitions were accounted for as purchases with the results of their operations included in our consolidated financial statements as of the date of acquisition.

In connection with the two mechanical contracting business acquisitions, we recorded definite life intangible assets equal to the excess purchase price over fair value of net tangible assets of $4.0 million in aggregate. During the fourth quarter of fiscal 2007, we determined that these intangible assets were impaired and wrote off the remaining asset balance of $2.8 million. Prior to the impairment, we were amortizing the definite life intangibles over their estimated lives.

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

In connection with the Cambridge Homes acquisition, we recorded definite life intangible assets equal to the excess purchase price over fair value of net tangible assets of $22.7 million in aggregate. During the fourth quarter of fiscal 2007, we determined that these intangible assets were impaired and wrote off the remaining asset balance of $14.2 million. $12.2 million was written off to Intangible amortization and $2.0 million offset a contingent purchase price liability that will no longer be paid. Prior to the impairment, we were amortizing the definite life intangibles over their estimated lives.

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

The Town & Country acquisition provided us with a strong initial position in the greater Chicago market, and expands our operations into the Florida markets of West Palm Beach, Boca Raton and Fort Lauderdale and bolsters our current presence in Minneapolis/St. Paul. Town & Country designs, markets and sells a diversified product portfolio in each of its markets, including single family homes and attached townhomes, as well as mid-rise condominiums in Florida. Town & Country serves a broad customer base including first-time, move-up and luxury homebuyers.

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

In connection with the First Home Builders of Florida acquisition, we had definite life intangible assets equal to the

37                 Hovnanian Enterprises, Inc.

excess purchase price over fair value of net tangible assets of $141.0 million in aggregate. During fiscal 2007 we determined that these intangible assets were impaired and wrote off the remaining asset balance of $107.7 million ($82.7 million was included in intangible amortization expenses, the remaining $25.0 million offset a contingent liability).

On August 3, 2005, we acquired substantially all of the homebuilding assets of Oster Homes, a privately held Ohio homebuilder, headquartered in Lorain, Ohio. The acquisition provides Hovnanian with a complementary presence to its Ohio "build-on-your-own-lot" homebuilding operations. Oster Homes builds in Lorain County in Northeast Ohio, just west of Cleveland. Oster Homes designs, markets and sells single family homes, with a focus on first-time and move-up homebuyers. Additionally, Oster Homes utilizes a design center to market options and upgrades.

In connection with the Oster Homes acquisition, we had definite life intangible assets equal to the excess purchase price over fair value of net tangible assets of $7.3 million in aggregate. During the fourth quarter of fiscal 2006, we determined that these intangible assets were impaired and wrote off the remaining asset balance of $4.2 million. Prior to the impairment, we were amortizing the definite life intangibles over their estimated lives.

Both the First Home Builders of Florida and the Oster Homes acquisitions were accounted for as purchases with the results of their operations included in our consolidated financial statements as of the dates of the acquisitions.

All fiscal 2006 and 2005 acquisitions provide for other payments to be made, generally dependant upon achievement of certain future operating and return objectives, however, we do not expect to make any future payments based on our forecasts for these businesses.

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

  •
  Changes in general and local economic and industry and business conditions;

  •
  Adverse weather conditions and natural disasters;

  •
  Changes in market conditions and seasonality of the Company's business;

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

  •
  Levels of indebtedness and restrictions on the Company's operations and activities imposed by the agreements governing the Company's outstanding indebtedness;

  •
  Operations through joint ventures with third parties;

  •
  Product liability litigation and warranty claims;

  •
  Successful identification and integration of acquisitions;

  •
  Significant influence of the Company's controlling stockholders; and

  •
  Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties, and other factors are described in detail in Item 1 "Business" and Item 1A "Risk Factors" in this Form 10-K.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly the risk from mortgage loans is not material. We do not hedge interest rate risk other than on mortgage loans using financial instruments. We are also subject to foreign currency risk but this risk is not material. The following tables set forth as of October 31, 2007 and 2006, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

38                 Hovnanian Enterprises, Inc.

Long Term Debt Tables

	Long Term Debt as of October 31, 2007 by Year of Debt Maturity

(Dollars in Thousands)	2008	2009	2010	2011	2012	Thereafter	Total	FMV at 10/31/07

Long term debt(1):	$10,178	$800	$100,855	$914	$250,979	$1,583,690	$1,947,416	$1,519,516
Fixed rate
Average interest rate	5.26%	6.73%	6.01%	6.77%	8.52%	7.06%	7.18%

(1)
Does not include the mortgage warehouse line of credit.

	Long Term Debt as of October 31, 2006 by Year of Debt Maturity

(Dollars in Thousands)	2007	2008	2009	2010	2011	Thereafter	Total	FMV at 10/31/06

Long term debt(1):	$167,037	$748	$800	$100,855	$914	$1,834,669	$2,105,023	$2,040,214
Fixed rate
Average interest rate	9.63%	6.71%	6.73%	6.01%	6.77%	7.26%	7.39%

(1)
Does not include the mortgage warehouse line of credit.

In addition, we have reassessed the market risk for our variable rate debt (other than the Credit Agreement and Agreement for Letter of Credit (described under "Capital Resources and Liquidity"), which was terminated in August 2007). Our variable rate debt under our Revolving Credit Agreement is based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Revolving Credit Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. We believe that a one percent increase in this rate would have an approximate $3.7 million increase in interest expense for the twelve months ended October 31, 2007, assuming an average of $371.5 million of variable rate debt outstanding from November 1, 2006 to October 31, 2007.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A
CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2007. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2007.

The effectiveness of the Company's internal control over financial reporting as of October 31, 2007 has been audited by Ernst & Young, LLP, the Company's independent registered public accounting firm, as stated in their report below.

39                 Hovnanian Enterprises, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hovnanian Enterprises, Inc.

We have audited Hovnanian Enterprises, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion Hovnanian Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Hovnanian Enterprises, Inc. and subsidiaries and our report dated December 24, 2007 expressed an unqualified opinion thereon.

New York, New York
December 24, 2007

40                 Hovnanian Enterprises, Inc.

ITEM 9B
OTHER INFORMATION

Compensatory Arrangements of Certain Executive Officers

On December 20, 2007, the Compensation Committee of the Board of Directors of the Company approved revised bonus criteria for fiscal year 2008 with respect to certain of its executive officers, including Mr. Kevork S. Hovnanian, Chairman of the Board, Mr. Ara K. Hovnanian, Chief Executive Officer and President, Mr. J. Larry Sorsby, Executive Vice President and Chief Financial Officer and Mr. Kevin C. Hake, Senior Vice President, Finance & Treasurer. Bonuses will be paid annually.

Bonus amounts for Mr. K. Hovnanian, Mr. A. Hovnanian, and Mr. Sorsby will be equal to the greater dollar amount of (a) the executive's pre-existing bonus formula which is based on the Company's after-tax Return on Average Quarterly Common Equity ("ROAQE"), as previously disclosed in the Company's proxy statement, and (b) a new bonus formula based on the Company's net debt. The bonus amount for Mr. Hake will be equal to the greater dollar amount of (a) Mr. Hake's pre-existing bonus formula which is based on the Company's ROAQE and the achievement of his personal objectives, as previously disclosed, and (b) a new bonus formula based on the Company's realization on certain joint venture arrangements. The adjustments in the executives' bonus criteria were consistent with the Company's philosophy that prevailing market conditions have heightened the importance of cash flow and liquidity and that the incentives for certain executive officers should be reoriented to focus more on cash flow and liquidity.

On December 20, 2007, the Compensation Committee of the Board of Directors of the Company also approved discretionary cash bonuses of $100,000 to each of Mr. Kevin C. Hake, Senior Vice President, Finance & Treasurer, and Mr. Paul W. Buchanan, Senior Vice President, Chief Accounting Officer, payable 50 percent in July 2008 and 50 percent in January 2009. The Committee believes these awards were necessary for retaining and rewarding these executives for their individual performance, which included strong leadership and risk management during difficult market conditions in the homebuilding and mortgage industries.

On December 20, 2007, the Compensation Committee also approved a discretionary cash bonus of $150,000 to Mr. Sorsby, payable 50 percent in July 2008 and 50 percent in January 2009; and an additional discretionary cash bonus of approximately $188,000 to be paid on December 21, 2007 for the same reasons as stated above. The Compensation Committee also approved an adjustment to Mr. Sorsby's base salary from approximately $312,000 to $500,000 effective as of November 1, 2007 in order to fairly compensate Mr. Sorsby in comparison to executives holding similar positions in the homebuilding industry. In addition, the Compensation Committee approved a $175,000 cash contribution in the name of Mr. Sorsby to the Children's Hospital of Philadelphia, payable in three installments of $50,000 in 2008, $50,000 in 2009 and $75,000 in 2010.

Amendment to By-Laws

On December 21, 2007, the Board of Directors approved, effective immediately, amendments to, and the restatement of, the By-Laws of the Company. A new Article V of the By-laws was added (previous Article V became Article VI) to provide that some or all of any or all classes or series of Company stock may be represented by uncertified shares in order to comply with the New York Stock Exchange direct registration system eligibility requirements, which go into effect on January 1, 2008. In addition, Article I, Section 2 of the By-Laws was amended to provide that the Chairman of the Board of Directors or Chief Executive Officer may call special meetings of the Company's stockholders and to clarify that special meetings of the Company's stockholders must be called if requested by holders of shares representing not less than 25% of the voting power.

The description of the amendments to the By-Laws set forth above is qualified by reference to the full text of the Restated By-Laws of the Company filed hereto as Exhibit 3(d) and incorporated herein by reference.

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth below in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with the Company's annual meeting of shareholders to be held on March 31, 2008, which will involve the election of directors.

41                 Hovnanian Enterprises, Inc.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

Name	Age	Position	Year Started With Company

Kevork S. Hovnanian	84	Chairman of the Board and Director of the Company	1967
Ara K. Hovnanian	50	Chief Executive Officer, President and Director of the Company	1979
Paul W. Buchanan	57	Senior Vice President—Chief Accounting Officer	1981
Kevin C. Hake	48	Senior Vice President, Finance and Treasurer	2000
Peter S. Reinhart	57	Senior Vice President and General Counsel	1978
J. Larry Sorsby	52	Executive Vice President, Chief Financial Officer and Director of the Company	1988

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

Mr. Buchanan was appointed Senior Vice President—Chief Accounting Officer in December 2007. Mr. Buchanan was corporate controller from May 1990 until December 2007. Mr. Buchanan resigned as a Director of the Company on September 13, 2002, a position in which he served since March 1982, for the purpose of reducing the number of non-independent board members.

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

Audit Committee and Compensation Committee Charters

We have adopted charters that apply to Hovnanian's Audit Committee and Compensation Committee. We have posted the text of these charters on our website at www.khov.com under "Investor Relations/Corporate Governance". A printed copy of each charter is available at no charge to any shareholder who requests it by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800.

ITEM 11
EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 31, 2008.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, except as set forth below in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 31, 2008.

The following table provides information as of October 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

42                 Hovnanian Enterprises, Inc.

Equity Compensation Plan Information

Plan Category	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Number of Class Stock B Common securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted average exercise price of outstanding Class A Common Stock options, warrants and rights(2)	Weighted average exercise price of outstanding Class B Common Stock options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (in thousands)(1)

	(a)	(a)	(b)	(b)	(c)
Equity compensation plans approved by security holders:	5,880	2,188	$17.55	$37.57	21,236
Equity compensation plans not approved by security holders:

Total	5,880	2,188	$17.55	$37.57	21,236

(1)
Under the Company's equity compensation plans, securities may be issued in either Class A Common Stock or Class B Common Stock.

(2)
Does not include 1,440 shares to be issued upon vesting of restricted stock, because they have no exercise price.

(3)
Does not include 342 shares to be issued upon vesting of restricted stock, because they have no exercise price.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 31, 2008.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 31, 2008.

PART IV

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.

43                 Hovnanian Enterprises, Inc.

Exhibits:

3(a)	Certificate of Incorporation of the Registrant.(1)
3(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(5)
3(c)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(14)
3(d)	Restated Bylaws of the Registrant.
4(a)	Specimen Class A Common Stock Certificate.(13)
4(b)	Specimen Class B Common Stock Certificate.(15)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(11)
4(d)	Indenture dated March 26, 2002, relating to 8% Senior Notes, among the Registrant, the Guarantors named therein and Wachovia Bank, including form of 8% Senior Notes due April 1, 2012.(10)
4(e)
Indenture dated March 26, 2002, relating to 8.875% Senior Subordinated Notes, among the Registrant, the Guarantors named therein and Wachovia Bank, including form of 8.875% Senior Subordinated Notes due April 1, 2012.(10)
4(f)
Indenture dated May 9, 2003, relating to 7 3/4% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 7 3/4% Senior Subordinated Notes due May 15, 2013.(4)
4(g)	Indenture dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wachovia Bank, National Association, as Trustee.(18)
4(h)
First Supplemental Indenture, dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee, including Form of 6 1/2% Senior Notes.(2)
4(i)
Second Supplemental Indenture, dated as of March 18, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee.(19)
4(j)
Third Supplemental Indenture, dated as of July 15, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee.(19)
4(k)
Fourth Supplemental Indenture, dated as of April 19, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee.(19)
4(l)
Fifth Supplemental Indenture, dated as of September 6, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and U.S. Bank, National Association, as Trustee.(19)
4(m)
Sixth Supplemental Indenture, dated as of February 27, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Wachovia Bank, National Association, as Trustee (including form of 7 1/2% Senior Notes due May 15, 2016).(20)
4(n)
Seventh Supplemental Indenture, dated as of June 12, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and U.S. Bank, National Association, as Trustee (including form of 8 5/8% Senior Notes due January 15, 2017).(21)
4(o)
Indenture dated as of March 18, 2004, relating to 6 3/8% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 3/8% Senior Notes due December 15, 2014.(16)
4(p)
Indenture dated as of November 30, 2004, relating to 6 1/4% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6 1/4% Senior Notes due January 15, 2015.(6)
4(q)
Indenture dated as of November 30, 2004, relating to 6% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee, including form of 6% Senior Notes January 15, due 2010.(6)

44                 Hovnanian Enterprises, Inc.

4(r)
Indenture dated as of August 8, 2005, relating to 6.25% Senior Notes due 2016, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Wachovia Bank, National Association, as Trustee including form of 6.25% Senior Notes due January 15, 2016.(7)
10(a)	Sixth Amended and Restated Credit Agreement dated as of May 31, 2006.(22)
10(b)	Amended and Restated Guaranty and Suretyship Agreement dated May 31, 2006.(22)
10(c)	Description of Non-Employee Director Compensation.(12)
10(d)	Base Salaries of Executive Officers.
10(e)	Description of Management Bonus Arrangements.(15)
10(f)	Description of Savings and Investment Retirement Plan.(1)
10(g)	1999 Stock Incentive Plan (as amended and restated).(17)
10(h)	1983 Stock Option Plan (as amended and restated March 8, 2002).(3)
10(i)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(1)
10(j)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(15)
10(k)	Description of Deferred Compensation Plan.(15)
10(l)	Senior Executive Short-Term Incentive Plan (as amended and restated).(8)
10(m)	Death and Disability Agreement between the Registrant and Ara K. Hovnanian.(9)
10(n)	Form of Hovnanian Deferred Share Policy for Senior Executives.(9)
10(o)	Form of Hovnanian Deferred Share Policy.(9)
10(p)	Form of Non-Qualified Stock Option Agreement.(9)
10(q)	Form of Incentive Stock Option Agreement.(9)
10(r)	Form of Stock Option Agreement for Directors.(9)
10(s)	Form of Restricted Share Unit Agreement.(9)
12	Statements re Computation of Ratios.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

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

(7)
Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.

(8)
Incorporated by reference to Appendix A of the definitive Proxy Statement of the Registrant on Schedule 14A filed February 10, 2004.

(9)
Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 of the Registrant.

(10)
Incorporated by reference to Exhibits to Registration Statement (No. 333-89976) on Form S-4 of the Registrant.

45                 Hovnanian Enterprises, Inc.

(11)
Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(12)
Incorporated by reference to Item 1.01 of the Current Report on Form 8-K of the Registrant filed on January 19, 2005.

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

46                 Hovnanian Enterprises, Inc.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
By:	/s/ KEVORK S. HOVNANIAN Kevork S. Hovnanian Chairman of the Board December 26, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 26, 2007 and in the capacities indicated.

/s/ KEVORK S. HOVNANIAN Kevork S. Hovnanian	Chairman of The Board and Director
/s/ ARA K. HOVNANIAN Ara K. Hovnanian	Chief Executive Officer, President and Director
/s/ PAUL W. BUCHANAN Paul W. Buchanan	Senior Vice President-Chief Accounting Officer
/s/ KEVIN C. HAKE Kevin C. Hake	Senior Vice President, Finance and Treasurer
/s/ EDWARD A. KANGAS Edward A. Kangas	Chairman of Audit Committee and Director
/s/ PETER S. REINHART Peter S. Reinhart	Senior Vice President and General Counsel
/s/ J. LARRY SORSBY J. Larry Sorsby	Executive Vice President, Chief Financial Officer and Director
/s/ STEPHEN D. WEINROTH Stephen D. Weinroth	Chairman of Compensation Committee and Director

47                 Hovnanian Enterprises, Inc.

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

F-1                 Hovnanian Enterprises, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hovnanian Enterprises, Inc.'s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 24, 2007 expressed an unqualified opinion thereon.

As discussed in Note 3 to the consolidated financial statements, effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" using the modified-prospective transition method.

New York, New York
December 24, 2007

F-2                 Hovnanian Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS

(In Thousands)	October 31, 2007	October 31, 2006

ASSETS
Homebuilding:
Cash and cash equivalents	$12,275	$43,635

Restricted cash (Note 6)	6,594	9,479

Inventories—at the lower of cost or fair value (Notes 13 and 14):
Sold and unsold homes and lots under development	2,792,436	3,297,766

Land and land options held for future development or sale	446,135	362,760

Consolidated inventory not owned:
Specific performance options	12,123	20,340
Variable interest entities (Note 19)	139,914	208,167
Other options	127,726	181,808

Total consolidated inventory not owned	279,763	410,315

Total inventories	3,518,334	4,070,841

Investments in and advances to unconsolidated joint ventures (Note 20)	176,365	212,581

Receivables, deposits, and notes	109,856	94,750

Property, plant, and equipment—net (Note 5)	106,792	110,704

Prepaid expenses and other assets	174,032	175,603

Goodwill (Note 21)	32,658	32,658

Definite life intangibles (Note 21)	4,224	165,053

Total homebuilding	4,141,130	4,915,304

Financial services:
Cash and cash equivalents	3,958	10,688
Restricted cash	11,572	1,585
Mortgage loans held for sale (Notes 7 and 8)	182,627	281,958
Other assets	6,851	10,686

Total financial services	205,008	304,917

Income taxes receivable—including net deferred tax benefits (Note 12)	194,410	259,814

Total assets	$4,540,548	$5,480,035

See notes to consolidated financial statements.

F-3                 Hovnanian Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)	October 31, 2007	October 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
Nonrecourse land mortgages (Note 8)	$9,430	$26,088
Accounts payable and other liabilities	515,422	582,393
Customers' deposits (Note 6)	65,221	184,943
Nonrecourse mortgages secured by operating properties (Note 8)	22,985	23,684
Liabilities from inventory not owned	189,935	205,067

Total homebuilding	802,993	1,022,175

Financial services:
Accounts payable and other liabilities	19,597	12,158
Mortgage warehouse line of credit (Notes 7 and 8)	171,133	270,171

Total financial services	190,730	282,329

Notes payable:
Revolving credit agreements (Note 8)	206,750
Senior notes (Note 9)	1,510,600	1,649,778
Senior subordinated notes (Note 9)	400,000	400,000
Accrued interest (Notes 8 and 9)	43,944	51,105

Total notes payable	2,161,294	2,100,883

Total liabilities	3,155,017	3,405,387

Minority interest from inventory not owned (Note 19)	62,238	130,221

Minority interest from consolidated joint ventures	1,490	2,264

Stockholders' equity (Notes 15 and 21):
Preferred stock, $.01 par value—authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000, at October 31, 2007 and October 31, 2006	135,299	135,299
Common stock, Class A, $.01 par value—authorized 200,000,000 shares; issued 59,263,887 shares at October 31, 2007; and 58,653,723 shares at October 31, 2006 (including 11,694,720 shares at October 31, 2007 and 11,494,720 shares at October 31, 2006 held in Treasury)	593	587
Common stock, Class B, $.01 par value (convertible to Class A at time of sale)—authorized 30,000,000 shares; issued 15,338,840 shares at October 31, 2007; and issued 15,343,410 shares at October 31, 2006 (including 691,748 shares at October 31, 2007 and October 31, 2006 held in Treasury)	153	153
Paid in capital—common stock	276,998	253,262
Retained earnings (Note 9)	1,024,017	1,661,810
Treasury stock—at cost	(115,257)	(108,948)

Total stockholders' equity	1,321,803	1,942,163

Total liabilities and stockholders' equity	$4,540,548	$5,480,035

See notes to consolidated financial statements.

F-4                 Hovnanian Enterprises, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

(In Thousands Except Per Share Data)	October 31, 2007	October 31, 2006	October 31, 2005

Revenues:
Homebuilding:
Sale of homes	$4,581,375	$5,903,387	$5,177,655
Land sales and other revenues	141,355	155,250	98,391

Total homebuilding	4,722,730	6,058,637	5,276,046
Financial services	76,191	89,598	72,371

Total revenues	4,798,921	6,148,235	5,348,417

Expenses:
Homebuilding:
Cost of sales, excluding interest	3,977,653	4,633,081	3,865,125
Cost of sales interest	131,957	108,329	86,819
Inventory impairment loss and land option write-offs (Note 13)	457,773	336,204	5,360

Total cost of sales	4,567,383	5,077,614	3,957,304
Selling, general and administrative	539,362	593,860	441,943

Total homebuilding expenses	5,106,745	5,671,474	4,399,247
Financial services	48,321	58,586	48,347
Corporate general and administrative	85,878	96,781	90,628
Other interest	9,797	3,615	2,902
Other operations	4,799	45,237	15,663
Intangible amortization (Note 21)	162,124	54,821	46,084

Total expenses	5,417,664	5,930,514	4,602,871

(Loss) income from unconsolidated joint ventures (Note 20)	(28,223)	15,385	35,039

(Loss) income before income taxes	(646,966)	233,106	780,585

State and federal income tax (benefit)/provision:
State (Note 12)	7,088	1,366	44,806
Federal (Note 12)	(26,935)	82,207	263,932

Total taxes	(19,847)	83,573	308,738

Net (loss) income	(627,119)	149,533	471,847
Less: preferred stock dividends	10,674	10,675	2,758

Net (loss) income available to common stockholders	$(637,793)	$138,858	$469,089

Per share data:
Basic:
(Loss) income per common share	$(10.11)	$2.21	$7.51

Weighted average number of common shares outstanding	63,079	62,822	62,490

Assuming dilution:
(Loss) income per common share	$(10.11)	$2.14	$7.16

Weighted average number of common shares outstanding	63,079	64,838	65,549

See notes to consolidated financial statements.

F-5                 Hovnanian Enterprises, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	A Common Stock		B Common Stock		Preferred Stock

(Dollars In Thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount		Paid-In Capital	Retained Earnings	Deferred Comp	Treasury Stock	Total

Balance, October 31, 2004	46,401,657	$568	14,685,224	$154		$		$199,643	$1,053,863	$(11,784)	$(50,050)	$1,192,394
Issuance of preferred stock					5,600		135,389					135,389
Preferred dividend declared ($492.45 per share)									(2,758)			(2,758)
Stock options, amortization and issuances, net of tax	927,938	9						15,046				15,055
Restricted stock grants, amortization issuances and forfeitures, net of tax	244,482	3						21,312		(7,864)		13,451
Conversion of Class B to Class A common stock	6,722		(6,722)									—
Treasury stock purchases	(600,000)										(34,021)	(34,021)
Net income									471,847			471,847

Balance, October 31, 2005	46,980,799	580	14,678,502	154	5,600		135,389	236,001	1,522,952	(19,648)	(84,071)	1,791,357
Stock issuances for Company acquisitions	175,936	1						4,188			1,750	5,939
Issuance costs							(90)					(90)
Preferred dividend declared ($1,906.07 per share)									(10,675)			(10,675)
Stock options, amortization and issuances, net of tax	245,596	2						20,342				20,344
Restricted stock amortization, issuances and forfeitures, net of tax	404,832	4						12,379				12,383
Reclass due to SFAS 123R implementation (see Note 3)								(19,648)		19,648		—
Conversion of Class B to Class A common stock	26,840		(26,840)	(1)								(1)
Treasury stock purchases	(675,000)										(26,627)	(26,627)
Net income									149,533			149,533

Balance, October 31, 2006	47,159,003	587	14,651,662	153	5,600		135,299	253,262	1,661,810	—	(108,948)	1,942,163
Preferred dividend declared ($1,906.07 per share)									(10,674)			(10,674)
Stock options, amortization and issuances, net of tax	414,377	4						18,911				18,915
Restricted stock amortization, issuances and forfeitures, net of tax	191,217	2						4,825				4,827
Conversion of Class B to Class A common stock	4,570		(4,570)									—
Treasury stock purchases	(200,000)										(6,309)	(6,309)
Net loss									(627,119)			(627,119)

Balance, October 31, 2007	47,569,167	$593	14,647,092	$153	5,600		$135,299	$276,998	$1,024,017	—	$(115,257)	$1,321,803

See notes to consolidated financial statements.

F-6                 Hovnanian Enterprises, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

(In Thousands)	October 31, 2007	October 31, 2006	October 31, 2005

Cash flows from operating activities:
Net (loss) income	$(627,119)	$149,533	$471,847
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	18,283	14,884	9,075
Intangible amortization	162,124	54,821	46,084
Compensation from stock options and awards	24,434	23,428	12,690
Amortization of bond discounts	1,072	1,039	715
Excess tax benefits from share-based payments	(2,341)	(7,951)
(Gain) loss on sale and retirement of property and assets	1,849	428	(3,681)
Loss (income) from unconsolidated joint ventures	28,223	(15,385)	(35,039)
Distributions from unconsolidated joint ventures	3,998	15,038	28,868
Deferred income taxes	85,612	(151,072)	(20,823)
Impairment and land option deposit write-offs	457,773	336,204	5,360
Decrease (increase) in assets:
Mortgage notes receivable	99,354	(70,638)	(1,790)
Restricted cash, receivables, prepaids and other assets	6,400	58,527	(102,005)
Inventories	33,625	(920,346)	(645,280)
Increase (decrease) in liabilities:
State and Federal income taxes	(43,308)	(90,888)	(22,556)
Customers' deposits	(110,446)	(73,503)	168,682
Interest and other accrued liabilities	(45,900)	20,724	13,949
Accounts payable	(31,667)	4,447	50,065

Net cash provided by (used in) operating activities	61,966	(650,710)	(23,839)

Cash flows from investing activities:
Net proceeds from sale of property and assets	1,539	384	8,495
Purchase of property, equipment, and other fixed assets and acquisitions	(37,777)	(51,506)	(317,777)
Investment in and advances to unconsolidated joint ventures	(30,088)	(29,113)	(141,448)
Distributions from unconsolidated joint ventures	33,932	5,691	1,320

Net cash used in investing activities	(32,394)	(74,544)	(449,410)

Cash flows from financing activities:
Proceeds from mortgages and notes	8,590	69,386	128,291
Net proceeds (payments) relating to revolving credit agreement	206,750		(115,000)
Net proceeds (payments) relating to mortgage warehouse line of credit	(99,038)	71,315	10,440
Proceeds from senior debt		550,000	495,287
Proceeds from senior subordinated debt			100,000
Payments of issuance costs		(90)
Proceeds from preferred stock			135,389
Principal payments on mortgages and notes	(32,034)	(94,303)	(94,359)
Principal payments on senior debt	(140,250)
Excess tax benefits from share-based payment	2,341	7,951
Preferred dividends paid	(10,674)	(10,675)	(2,758)
Purchase of treasury stock	(6,309)	(26,627)	(34,021)
Proceeds from sale of stock and employee stock plan	2,962	1,347	294

Net cash (used in) provided by financing activities	(67,662)	568,304	623,563

Net (decrease) increase in cash	(38,090)	(156,950)	150,314
Cash and cash equivalents balance, beginning of year	54,323	211,273	60,959

Cash and cash equivalents balance, end of year	$16,233	$54,323	$211,273

Supplemental disclosures of cash flows:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$155,392	$89,128	$89,851

Income taxes	$(64,492)	$298,005	$352,518

Supplemental disclosures of noncash operating activities:
Consolidated inventory not owned:
Specific performance options	$10,718	$19,310	$8,656
Variable interest entities	126,208	190,940	231,817
Other options	127,726	180,243	135,410

Total inventory not owned	$264,652	$390,493	$375,883

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

For the Years Ended October 31, 2007, 2006, and 2005

1.  Basis of Presentation

Basis of Presentation—The accompanying Consolidated Financial Statements include our accounts and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. Due to the current conditions in the markets in which the Company operates, the Company has incurred operating losses in 2007. Further, as more fully described in Note 8, the Company was in violation of two of the covenants under its Revolving Credit Agreement at October 31, 2007. The Company has obtained a waiver and is therefore currently in compliance with the covenants as they relate to October 31, 2007. The Company is also negotiating an amendment to that agreement and although there can be no assurances, the Company expects that it will be able to finalize such an amendment on or before January 31, 2008. If the Company is unable to successfully complete such an amendment, it will likely need to obtain additional waivers during fiscal 2008. Although there can be no assurances, the Company believes it is likely that it will be able to obtain such waivers if necessary. The Company also believes that in the event it is unable to obtain appropriate waivers, it has other resources and the ability to take other actions as necessary to satisfy its obligations under the Revolving Credit Agreement, including expected cash flow from operations during 2008, potential additional financings using certain of its currently unencumbered assets, potential sales of operating assets, and other steps to raise cash. However, there can be no assurance that the Company can complete any of the above-mentioned actions, or on terms that are favorable to the Company.

2.  Business

Our operations consist of homebuilding, financial services, and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Homebuilding operations comprise the substantial part of our business, with approximately 98% of consolidated revenues in the year ended October 31, 2007 and 99% of consolidated revenues in the years ended October 31, 2006 and 2005 contributed by the homebuilding operations. We are a Delaware corporation, currently building and selling homes in 431 consolidated new home communities in New Jersey, Pennsylvania, New York, Ohio, Virginia, West Virginia, Delaware, Washington, D.C., Kentucky, Illinois, Minnesota, Michigan, Maryland, Georgia, North Carolina, South Carolina, Florida, Texas, Arizona, and California. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations' customers. We do not retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality and safety.

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

Business Combinations—When we make an acquisition of another company, we use the purchase method of accounting in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141"). Under SFAS 141, we record as our cost the estimated fair value of the acquired assets less liabilities assumed. Any difference between the cost of an acquired company and the sum of the fair values of tangible and intangible assets less liabilities is recorded as goodwill. The reported income of the acquired company includes the operations of the acquired company from the date of acquisition.

Income Recognition from Home and Land Sales—We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"), revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement. In situations where the buyer's financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS 66, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

Additionally, in certain markets, we sell lots to customers, transferring title, collecting proceeds, and entering into contracts to build homes on these lots. In these cases, we do not recognize the revenue from the lot sale until we deliver the completed home and have no continued involvement related to that home. The cash received on the lot is

F-8                 Hovnanian Enterprises, Inc.

recorded as customer deposits until the revenue is recognized.

Income Recognition from High-Rise/Mid-Rise Buildings—We are developing several high-rise/mid-rise buildings that will take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS 66. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investments that the buyer cannot require be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria, therefore the revenues from delivering homes in high-rise/mid-rise buildings are recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans—Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs—Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal control passes to the buyer and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are deferred and recorded as either (a) an adjustment to the related mortgage loans upon the closing of a loan or (b) recognized as a deferred asset or deferred revenue while the loan is in process. These fees and costs include loan origination fees, loan discount, and salaries and wages. Such deferred fees and costs relating to the closed loans are recognized over the life of the loans as an adjustment of yield or taken into operations upon sale of the loan to a third party investor.

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

Fair Value of Financial Instruments—The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse land and operating properties mortgages, our revolving credit agreement, mortgage warehouse line of credit, accrued interest, and the senior and senior subordinated notes payable. The fair value of both the Senior Notes and Senior Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the Senior Notes and Senior Subordinated Notes is estimated at $1,195.9 million and $291.3 million, respectively, as of October 31, 2007. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Inventories—Inventories and long-lived assets held for sale are recorded at the lower of cost or fair value less direct costs to sell. Fair value is defined as the amount at which an asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type. For inventories of communities under development, a loss is recorded when events and circumstances indicate impairment and the undiscounted future cash flows generated are less than the related carrying amounts. The impairment loss is the difference between the book value of the individual community, and the discounted future cash flows generated from expected revenue of the individual community, less the associated cost to complete and direct costs to sell, which approximates fair value. For land held for sale, a loss is recorded if the fair value less cost to sell is below the carrying amount. The loss is the difference between the carrying amount and the fair value less the cost to sell. The estimates used in the determination of the estimated cash flows and fair value of a community are based on factors known to us at the time such estimates are made and our expectations of future operations. These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors which, in turn, are impacted by local market economic conditions and the actions of competitors. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities.

Insurance Deductible Reserves—For homes delivered in fiscal 2007, our deductible is $20 million per occurrence with an aggregate $20 million for premise liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker's compensation insurance deductible was $0.5 million in fiscal 2007 and $1 million per occurrence in fiscal 2006. Reserves have been established for construction defect and worker's compensation claims based upon actuarial analysis of estimated losses for fiscal 2007 and fiscal 2006. We engage a

F-9                 Hovnanian Enterprises, Inc.

third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended

(Dollars in Thousands)	October 31, 2007	October 31, 2006	October 31, 2005

Interest capitalized at beginning of year(1)	$102,849	$48,366	$37,465
Plus interest incurred(2)	194,547	166,427	102,930
Less cost of sales interest expensed(3)	131,957	108,329	86,819
Less other interest expensed(4)	9,797	3,615	2,902

Interest capitalized at end of year	$155,642	$102,849	$50,674

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

Land Options—Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with the Financial Accounting Standards Board's ("FASB") revision to Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51 ("FIN 46-R"), SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Consolidated Balance Sheets specific performance options, options with variable interest entities, and other options under "Consolidated inventory not owned" with the offset to "Liabilities from inventory not owned", and "Minority interest from inventory not owned" and "Minority interest from consolidated joint ventures."

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

Intangible Assets—The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2007. We also assess definite life intangibles for impairment whenever events or changes indicate that their carrying amount may not be recoverable. An intangible impairment is recorded when events and circumstances indicate the undiscounted future cash flows generated from the business unit with the intangible asset are less than the net assets of the business unit. The impairment loss is the lesser of the difference between the net assets of the business unit and the discounted future cash flows generated from the applicable business unit, which approximates fair value and the intangible asset balance. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. However, we only have $4.2 million remaining in intangible assets and $32.7 million remaining in goodwill so any future impairments are limited to these balances. Any intangible impairment charge is included in Intangible amortization on the Consolidated Statements of Operations. For further discussion of the definite life intangibles that were impaired

F-10                 Hovnanian Enterprises, Inc.

for fiscal 2007, see the definite life intangibles discussion in Note 21. We are amortizing the definite life intangibles over their expected useful lives, ranging from one to four years. The weighted average amortization period remaining for definite life intangibles was 1.9 years as of October 31, 2007.

As of October 31, 2007, the gross amount of definite life intangibles and related accumulated amortization was $209.3 million and $205.1 million, respectively. The expected amortization expense for these definite life intangibles in future years follow:

Years Ending October 31,	(In Thousands)

2008	$2,030
2009	908
2010	908
2011	378

Total	$4,224

Finance Subsidiary Net Worth—In accordance with Statement of Position 01-6 ("SOP 01-6") of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, we are required to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which our mortgage subsidiary conducts business. At October 31, 2007 and 2006, our mortgage subsidiary's net worth was $59.2 million and $22.7 million, respectively, which exceeded all our regulatory agencies net worth requirements.

Deferred Bond Issuance Costs—Costs associated with the issuance of our Senior and Senior Subordinated Notes are capitalized and amortized over the associated term of each note issuance.

Debt Issued At a Discount—Debt issued at a discount to the face amount is accreted up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Operations.

Post Development Completion and Warranty Costs—In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we accrue warranty costs as part of cost of sales for repair costs over $1,000 to homes, community amenities and land development infrastructure. Repair costs under $1,000 per occurrence are expensed as incurred. In addition, we accrue for warranty costs under our general liability insurance deductible as part of Selling, general and administrative costs. The deductible for our general liability insurance for homes delivered in fiscal 2007 and 2006 was $20 million per occurrence with an aggregate $20 million for premise liability claims, and an aggregate $21.5 million for construction defect claims. Both of these liabilities are recorded in "Accounts payable and other liabilities" in the Consolidated Balance Sheets.

Advertising Costs—Advertising costs are treated as period costs and expensed as incurred. During the years ended October 31, 2007, 2006, and 2005, advertising costs expensed amounted to $102.3 million, $107.9 million, and $57.5 million, respectively.

Deferred Income Tax—Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. See Note 12 for further discussion of the valuation allowances recorded during fiscal 2007.

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

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2007, approximately 3.4 million shares have been purchased under this program, of which 0.2 million and 0.7 million were repurchased during the twelve months ended October 31, 2007 and 2006, respectively.

Preferred Stock—On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol "HOVNP". In fiscal 2007, 2006 and 2005 we paid $10.7 million, $10.7 million and $2.8 million, respectively, as dividends on the Series A Preferred Stock.

Depreciation—Property, plant and equipment are depreciated using the straight-line method over the estimated useful life of the assets ranging from three to forty years.

Prepaid Expenses—Prepaid expenses which relate to specific housing communities (model setup, architectural fees,

F-11                 Hovnanian Enterprises, Inc.

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

SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, applying the "modified prospective method" for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for October 31, 2007 and October 31, 2006: risk-free interest rate of 5.12% and 5.05%, respectively; dividend yield of zero; volatility factor of the expected market price of our common stock of 0.44 for year ended 2007 and 0.47 for year ended 2006; and a weighted average expected life of the option of 5.74 years for 2007 and 7.5 years for 2006. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation (estimated at 5.7%), and requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period.

For the three months and year ended October 31, 2007, the Company's total stock-based compensation expense was $5.6 million ($5.4 million net of tax) and $24.4 million ($23.6 million net of tax), respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $3.6 million ($3.5 million net of tax) and $13.7 million ($13.3 million net of tax) for the three months and year ended October 31, 2007, respectively. For the three months and year ended October 31, 2006, the Company's total stock-based compensation expense was $2.4 million ($1.5 million net of tax) and $23.4 million ($15.0 million net of tax), respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $3.4 million ($2.1 million net of tax) and $13.8 million ($8.8 million net of tax) for the three months and year ended October 31, 2006, respectively.

The following table illustrates the effect (in thousands, except per share amounts) on net income and earnings per share for the year ended October 31, 2005 as if the Company's stock-based compensation had been determined based on the fair value at the grant dates for awards made prior to fiscal 2006, under those plans and consistent with SFAS 123R:

Year Ended
October 31, 2005

Net income available to common stockholders	$469,089
Deduct: total stock-based employee compensation expense determined using Black-Scholes fair value based method for all awards	6,267

Pro forma net income available to common stockholders	$462,822

Pro forma basic earnings per share	$7.41

Basic earnings per share as reported	$7.51

Pro forma diluted earnings per share	$7.06

Diluted earnings per share as reported	$7.16

Pro forma information regarding net income available to common stockholders and earnings per share is calculated as if we had accounted for our stock-based compensation under the fair value method of SFAS 123R. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for October 31, 2005: risk-free interest rate of 4.2%, dividend yield of zero; volatility factor of the expected market price of our common stock of 0.46 and a weighted average expected life of the option of 7.1 years.

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

Per Share Calculations—Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock shares and non-vested common stock of approximately 2.0 million, and 3.1 million for the years ended October 31, 2006, and 2005, respectively. For the year ended October 31, 2007 there were no

F-12                 Hovnanian Enterprises, Inc.

incremental shares attributed to nonvested stock and outstanding options to purchase common stock because we had a net loss for the year, and any incremental shares would not be dilutive.

Computer Software Development—In accordance with Statements of Position 98-1, we capitalize certain costs incurred in connection with developing or obtaining software for internal use. Once the software is substantially complete and ready for its intended use, the capitalized costs are amortized over the systems estimated useful life.

Recent Accounting Pronouncements—In December 2004, the FASB issued Staff Position 109-1 ("FSP 109-1"), Application of FASB Statement No. 109 ("FASB No. 109"), "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of "qualified production activities income" or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under FASB No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The new deduction was effective for our fiscal year ending October 31, 2006.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" ("SFAS 154"). This statement, which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," ("SFAS 156") which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing a company the option to carry mortgage servicing rights at fair value. This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 became effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS 156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting to Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company's first quarter ending January 31, 2008. We are in the process of assessing the impact, if any, this will have on our financial statements.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders' equity. The recognition of funded status provision of SFAS 158 applies prospectively and is effective for fiscal years ending after December 15, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the fiscal year end effective for fiscal years ending after December 15, 2008. Since we do not have defined benefit plans, SFAS 158 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

F-13                 Hovnanian Enterprises, Inc.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. We are currently evaluating the impact, if any, that SFAS 159 may have on our consolidated financial position, results of operations or cash flows.

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

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No. 109, which revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments," specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We are currently evaluating the impact of the adoption of SAB No. 109.

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

Reclassifications—Certain amounts in the 2006 and 2005 Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.

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

Years Ending October 31,	(In Thousands)

2008	$21,183
2009	18,014
2010	13,729
2011	10,642
2012	10,006
After 2012	22,900

Total	$96,474

5.  Property

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day to day business and are recorded at cost less accumulated depreciation. Homebuilding accumulated depreciation related

F-14                 Hovnanian Enterprises, Inc.

to these assets at October 31, 2007 and October 31, 2006 amounted to $57.4 million and $43.7 million, respectively.

6.  Deposits

We hold escrow cash reflected in Restricted cash on the Consolidated Balance Sheets, amounting to $18.2 million and $11.1 million at October 31, 2007 and October 31, 2006, respectively, which primarily represents customers' deposits which are restricted from use by us.

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

7.  Mortgage Loans Held for Sale

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third party investor are matched with forward sales of mortgage-backed securities designed as fair value hedges. Hedged loans are committed to third party investors shortly after origination. Loans held for sale are carried at cost adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. Loans held for sale, not subject to an effective accounting hedge are carried at the lower of cost or fair value. Any gain or loss on the sale of the loans is recognized at the time of sale. We currently use forward sales of mortgage-backed securities, interest rate commitments from borrowers and mandatory and or best efforts forward commitments to sell loans to investors to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be paid to the counter-party or investor in connection with the execution of the commitments, are generally executed simultaneously.

At October 31, 2007 and 2006, respectively, $180.7 million and $282.0 million of such mortgages were pledged against our mortgage warehouse line (see Note 8). We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses. We have reserves for potential losses on mortgages we currently hold. The reserve is included in the Mortgage loans held for sale balance on the Consolidated Balance Sheet.

8.  Mortgages and Notes Payable

We have nonrecourse mortgages for a small number of our communities totaling $9.4 million as well as our new Corporate Headquarters totaling $23.0 million which are secured by the real property and any improvements. These loans have installment obligations with annual principal maturities in the following years ending October 31 of approximately: $10.2 million in 2008, $0.8 million in 2009, $0.9 million in 2010 and 2011, $1.0 million in 2012, and $18.7 million after 2012. The interest rate on these obligations range from 5.0% to 8.82% at October 31, 2007.

Our homebuilding bank borrowings are made pursuant to an amended and restated unsecured Revolving Credit Agreement ("Agreement") with a group of lenders. We and each of our significant subsidiaries, except for K. Hovnanian, the borrower, various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, our financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Agreement. The Agreement provides a revolving credit line and letter of credit line of $1.2 billion through May 2011. Loans under the Agreement bear interest at various rates based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Leverage Ratio, as defined in the Agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. In addition, we pay a fee ranging from 0.15% to 0.25% per annum on the unused portion of the revolving credit line depending on our Leverage Ratio and our debt ratings and the average percentage unused portion of the revolving credit line. At October 31, 2007, there was $206.8 million drawn under this Agreement we had issued letters of credit totaling $306.4 million and we had approximately $12.3 million of unrestricted homebuilding cash. As a result of the borrowing base limits, as of October 31, 2007, we had $201.7 million available to draw under this Agreement. However, the borrowing base increases as inventory increases. We will need to either extend the Agreement beyond May 2011 or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. The Agreement has covenants that restrict, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian Enterprises, Inc. ("K. Hovnanian"), the borrower, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur lines, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Agreement also contains covenants that require the Company to stay within specified financial ratios. Our level of home deliveries, amount of impairments and other financial performance factors are negatively affecting certain of these financial

F-15                 Hovnanian Enterprises, Inc.

ratios and covenants, including the net worth requirement, leverage ratio and borrowing base covenant. The Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of October 31, 2007, we were not in compliance with the Consolidated Tangible Net Worth and Leverage Ratio covenants under the Agreement. As a result, on December 17, 2007, we obtained a waiver of compliance under these covenants and the Revolving Credit Commitments were reduced to $1.2 billion. However, based on our current expectations, we will likely violate one or more of the Agreement's covenants during 2008. To address this issue, we are currently negotiating an amendment to our Agreement and although there can be no assurances, we believe we will have the amendment in place prior to any additional covenant violations. As of October 31, 2007 the balance on the Agreement was $206.8 million and we had issued letters of credit totaling $306.4 million.

If we are unable to obtain the amendment or maintain compliance with its terms, unless we were to obtain a waiver, the lenders would have the right to exercise remedies specified in the Agreement, including accelerating the maturity of the outstanding balance on the Agreement and letters of credit, which could result in the acceleration of substantially all of our outstanding indebtedness. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if we are in default of these agreements, we may be prohibited from drawing additional funds under the Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company and our ability to continue as a going concern for a reasonable period of time.

Average interest rates and average balances outstanding under the Agreement are as follows:

	Year Ended

(Dollars in Thousands)	October 31, 2007	October 31, 2006	October 31, 2005

Average monthly outstanding borrowings	$371,502	$231,381	$96,796
Average interest rate during period	8.0%	7.7%	5.8%
Average interest rate at end of period(1)	6.9%	6.6%	5.5%
Maximum outstanding at any month end	$584,000	$405,900	$143,500

(1)
Average interest rate at the end of the period excludes any charges on unused loan balances.

On August 8, 2007, we terminated our credit agreement and agreement for letter of credit with Citicorp, USA, Inc. The termination resulted in a fee payable to us of $19.1 million in accordance with the termination provision of the agreement, which stated that upon termination we would pay or receive a fee based on the change in our credit default swap rate. This fee was reported as income in Land sales and other revenues in the fourth quarter of fiscal 2007, since we were only entitled to such a fee in the event the facility was terminated.

Our amended secured mortgage loan warehouse agreement with a group of banks, which is a short-term borrowing facility, provides up to $150 million through March 13, 2008. Interest is payable monthly at LIBOR plus 0.9%. The loan is repaid when we sell the underlying mortgage loans to permanent investors. We are negotiating an amended warehouse agreement to increase the borrowing amount to $181 million through December 2008, with interest payable monthly at LIBOR plus 1.10%. Although there can be no assurances, we believe we will enter into the amended agreement before the end of the fiscal first quarter of 2008 and we expect to close on this agreement sometime during the first quarter of fiscal 2008. We also had a commercial paper facility which provided for up to $200 million through April 25, 2008 with interest is payable monthly at LIBOR plus 0.40%. On November 28, 2007 we paid the outstanding balance in full and terminated the commercial paper facility. We believe that we will be able to extend the warehouse facility beyond its expiration date or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of October 31, 2007, the aggregate principal amount of all borrowings under both agreements was $171.1 million. The warehouse agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of October 31, 2007, we were in compliance with the covenants of the warehouse agreement.

F-16                 Hovnanian Enterprises, Inc.

9.  Senior and Senior Subordinated Notes

Senior Notes and Senior Subordinated Notes balances as of October 31, 2007 and 2006 were as follows:

	Year Ended

(In Thousands)	October 31, 2007	October 31, 2006

Senior Notes:
10 1/2% Senior Notes due October 1, 2007 (net of discount)		$139,619
8% Senior Notes due April 1, 2012 (net of discount)	$99,537	99,455
6 1/2% Senior Notes due January 15, 2014	215,000	215,000
6 3/8% Senior Notes due December 15, 2014	150,000	150,000
6 1/4% Senior Notes due January 15, 2015	200,000	200,000
6 1/4% Senior Notes due January 15, 2016 (net of discount)	296,063	295,704
7 1/2% Senior Notes due May 15, 2016	300,000	300,000
8 5/8% Senior Notes due January 15, 2017	250,000	250,000

Total Senior Notes	$1,510,600	$1,649,778

Senior Subordinated Notes:
8 7/8% Senior Subordinated Notes due April 1, 2012	$150,000	$150,000
7 3/4% Senior Subordinated Notes due May 15, 2013	150,000	150,000
6% Senior Subordinated Notes due January 15, 2010	100,000	100,000

Total Senior Subordinated Notes	$400,000	$400,000

The indentures relating to the Senior and Senior Subordinated Notes and the Revolving Credit Agreement are guaranteed by the Company and certain of its subsidiaries (See Note 23). The indentures governing the senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior notes and senior subordinated notes is less than 2.0 to 1.0, we will be restricted from making certain payments, including dividends on our 7.625% Series A Preferred Stock. As a result of this restriction, we will be restricted from paying dividends on the Series A Preferred Stock during fiscal 2008 and, if current market trends continue or worsen, we anticipate that we will continue to be restricted from paying dividends into fiscal 2009. The restriction on making preferred dividend payments under our bond indentures will not affect our compliance with any of the covenants contained in our Revolving Credit Agreement. The indentures also contain events of default which would permit the holders of the senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of October 31, 2007, we were in compliance with the covenants of these indentures. Certain debt instruments to which we are a party (including the Revolving Credit Agreement) contain restrictions on the payment of cash dividends. Under the most restrictive of these provisions, we are not currently able to pay any cash dividends. Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions and covenant restrictions, may do so from time to time. We may also make open market purchases from time to time depending on market conditions and covenant restrictions.

At October 31, 2007, we had total issued and outstanding $1,915 million ($1,910.6 million, net of discount) Senior and Senior Subordinated Notes. These notes have annual principal maturities in the following years ending October 31; $100.0 million in 2010, and $1,815.0 million after 2011.

On October 2, 2000, we issued $150 million principal amount of 10 1/2% Senior Notes due October 1, 2007. During the year ended October 31, 2003, we paid down $9.8 million of these notes. We recorded $1.6 million of expenses associated with the early extinguishment of the debt at that time. The 10 1/2% Senior Notes were issued at a discount to yield 11% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. In August 2007, we purchased in open market transactions $17.6 million of our 10 1/2% Senior Notes due October 1, 2007 for $17.5 million. The net amount is reported as a gain in Other operations in the fourth quarter of fiscal 2007. In addition, the funds we had deposited in escrow for such purpose were used to pay the remaining principal balance of $122.7 million of the 10 1/2% Senior Notes on October 1, 2007.

F-17                 Hovnanian Enterprises, Inc.

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

F-18                 Hovnanian Enterprises, Inc.

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes ("(Loss) income before income taxes"). (Loss) income before income taxes for the Homebuilding segments consist of revenues generated from the sales of homes and land, equity in earnings from unconsolidated joint ventures and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Income before income taxes for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Each reportable segment follows the same accounting policies described in Note 3—"Summary of Significant Accounting Policies" to the consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to operations of the Company's segments was as follows:

	Year Ended October 31,

(In Thousands)	2007	2006	2005

Revenues:
Northeast	$958,833	$1,017,984	$1,047,777
Mid-Atlantic	913,713	1,034,473	910,421
Midwest	227,875	171,940	87,001
Southeast	778,504	1,261,339	746,326
Southwest	841,065	929,854	742,804
West	983,132	1,641,069	1,730,373

Total homebuilding	4,703,122	6,056,659	5,264,702

Financial services	76,191	89,598	72,371
Corporate and unallocated	19,608	1,978	11,344

Total revenues	$4,798,921	$6,148,235	$5,348,417

(Loss) income before income taxes:
Northeast	$(18,817)	$80,097	$233,811
Mid-Atlantic	74,824	155,930	177,864
Midwest	(80,207)	(60,095)	(14,814)
Southeast	(268,502)	(1,522)	47,913
Southwest	25,711	75,683	56,416
West	(337,214)	49,119	329,009

Total homebuilding	(604,205)	299,212	830,199

Financial services	27,870	31,012	24,025
Corporate and unallocated	(70,631)	(97,118)	(73,639)

(Loss) income before income taxes	$(646,966)	$233,106	$780,585

	October 31,

(In Thousands)	2007	2006

Assets
Northeast	$1,240,221	$1,164,801
Mid-Atlantic	606,343	726,777
Midwest	130,360	177,362
Southeast	360,172	647,374
Southwest	553,743	596,391
West	1,083,543	1,399,412

Total homebuilding	3,974,382	4,712,117

Financial services	205,008	304,917
Corporate and unallocated	361,158	463,001

Total assets	$4,540,548	$5,480,035

	October 31,

(In Thousands)	2007	2006

Investments in and advances to unconsolidated joint ventures:
Northeast	$52,012	$38,546
Mid-Atlantic	24,675	30,194
Midwest	13,925	25,977
Southeast	11,321	36,366
Southwest	7,646	13,025
West	66,786	68,473
Total investments in and advances to unconsolidated joint ventures	$176,365	$212,581

The following table sets forth additional financial information relating to the Company's reportable operating segments:

	Year Ended October 31,

(In Thousands)	2007	2006	2005

Homebuilding interest expense:
Northeast	$32,052	$23,769	$20,196
Mid-Atlantic	21,729	17,118	12,918
Midwest	6,285	3,023	1,465
Southeast	20,835	8,857	7,802
Southwest	18,044	15,238	11,210
West	41,202	37,633	28,331

Total homebuilding	140,147	105,638	81,922

Corporate and unallocated	1,607	6,306	7,799
Financial services interest income, net of expense	185	(48)	(1,575)

Total interest expense, net	$141,939	$111,896	$88,146

F-19                 Hovnanian Enterprises, Inc.

	Year Ended October 31,

(In Thousands)	2007	2006	2005

Depreciation and intangible amortization:
Northeast	$5,421	$1,805	$1,171
Mid-Atlantic	3,549	1,710	1,153
Midwest	22,528	13,617	7,662
Southeast	121,310	25,214	12,680
Southwest	6,940	8,585	7,459
West	10,393	11,024	20,666

Total homebuilding	170,141	61,955	50,791

Financial services	541	350	360
Corporate and unallocated	9,725	7,400	4,008

Total depreciation and amortization	$180,407	$69,705	$55,159

	Year Ended October 31,

(In Thousands)	2007	2006	2005

Net additions to operating properties and equipment:
Northeast	$1,364	$1,693	$1,455
Mid-Atlantic	160	3,007	849
Midwest	3,972	3,486	6,727
Southeast	456	413	1,489
Southwest	278	499	1,276
West	380	1,656	3,912

Total homebuilding	6,610	10,754	15,708

Financial services	2,494	320	396
Corporate and unallocated	9,923	15,808	43,724

Total net additions to operating properties and equipment	$19,027	$26,882	$59,828

	Year Ended October 31,

(In Thousands)	2007	2006	2005

Equity in (losses) earnings from unconsolidated joint ventures:
Northeast	$4,799	$16,081	$29,882
Mid-Atlantic	165	(876)	(604)
Midwest	(11,966)	4,815	3,596
Southeast	(17,691)	(3,249)	1,226
Southwest	241	(192)	(98)
West	(3,771)	(1,194)	1,037

Total equity in (losses) earnings from unconsolidated joint ventures	$(28,223)	$15,385	$35,039

11.  Retirement Plan

In December 1982, we established a defined contribution savings and investment retirement plan (a 401K plan). Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions and the Company's operating results. Plan costs charged to operations amount to $6.4 million, $14.2 million, and $11.3 million for the years ended October 31, 2007, 2006, and 2005, respectively. The decrease in 2007 compared to 2006 and 2005 is due to a decrease in participants as our workforce has been reduced and no profit sharing payment made in 2007.

12.  Income Taxes

Income Taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended

(In Thousands)	October 31, 2007	October 31, 2006

State income taxes:
Current	$6,993	$3,318
Deferred	(29,646)	(34,673)
Federal income taxes:
Current	(96,101)	(49,118)
Deferred	(75,656)	(179,341)

Total	$(194,410)	$(259,814)

The provision for income taxes is composed of the following charges (benefits):

	Year Ended

(In Thousands)	October 31, 2007	October 31, 2006	October 31, 2005

Current income tax expense:
Federal	$(103,407)	$190,132	$284,754
State(1)	2,745	24,030	44,329
	(100,662)	214,162	329,083
Deferred income tax (benefit) expense:
Federal	76,472	(107,925)	(20,822)
State	4,343	(22,664)	477
	80,815	(130,589)	(20,345)

Total	$(19,847)	$83,573	$308,738

(1)
The current state income tax expense is net of the use of state loss carryforwards amounting to $1.0 million, $46.3 million, and $64.8 million for the years ended October 31, 2007, 2006, and 2005, respectively.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.

In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Given the continued downturn in the homebuilding

F-20                 Hovnanian Enterprises, Inc.

industry during the fourth quarter of 2007, resulting in additional inventory and intangible impairments, we now anticipate being in a three year cumulative loss position during fiscal 2008. According to SFAS 109, a three year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, we recorded a valuation allowance of $215.7 million against our deferred tax assets. Our valuation allowance increased from $27.7 million at October 31, 2006 to $265.9 million at October 31, 2007. The increase was $205.6 million for Federal taxes, and $60.3 million for State taxes. Our $392.2 million of deferred tax asset and net operating loss carryforwards expire between the years October 31, 2008 and October 31, 2027, of which $247.1 million expires in the year ended October 31, 2027. Our deferred tax assets for which there is no valuation allowance related to amounts that can be realized through future reversals of existing taxable temporary differences or through carryback to the 2005 and 2006 years.

The deferred tax liabilities or assets have been recognized in the Consolidated Balance Sheets due to temporary differences as follows:

	Year Ended

(In Thousands)	October 31, 2007	October 31, 2006

Deferred tax assets:
Association subsidy reserves	$1,494
Inventory impairment loss	137,879	$67,957
Uniform capitalization of overhead	21,987	33,124
Warranty, legal and bonding reserves	18,104	16,252
Deferred income	7,067	16,217
Acquisition intangibles	69,516	38,656
Restricted stock bonus	9,000	9,270
Stock options	10,403	5,529
Provision for losses	33,750	28,827
Previously taxed lot sales	3,282	8,078
State net operating loss carryforwards	50,171	27,701
Joint venture losses	21,713	3,591
Other	7,826	7,526

Total	392,192	262,728
Valuation allowance	(265,858)	(27,701)

Total deferred tax assets	126,334	235,027

Deferred tax liabilities:
Association subsidy reserves	—	121
Rebates and discounts	12,164	11,285
Accelerated depreciation	4,791	5,047
Acquisition intangibles	3,928	3,707
Other	149	853

Total deferred tax liabilities	21,032	21,013

Net deferred tax assets	$105,302	$214,014

The effective tax rates varied from the statutory federal income tax rate. The sources of these differences were as follows:

	Year Ended

	October 31, 2007	October 31, 2006	October 31, 2005

Computed "expected" tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	0.1	0.9	3.9
Permanent differences, net	0.1	(0.3)	0.2
Low income housing tax credit			(0.1)
Deferred tax asset valuation allowance impact	(33.3)
Other	1.2	0.3	0.6

Effective tax rate	3.1%	35.9%	39.6%

We are currently under audit by the Internal Revenue Service for the years ending October 31, 2005 and 2006.

13.  Reduction of Inventory to Fair Value

In accordance with Financial Accounting Standards No. 144 ("SFAS"), "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As a result of a continued decline in sales pace, sales price and general market conditions, as well as increased cancellation rates during the year ended October 31, 2007, we recorded impairment losses, which are presented in the Consolidated Statements of Operations and deducted from inventory, of $331.8 million, $177.1 million, and less than $0.1 million for the years ended October 31, 2007, 2006, and 2005, respectively.

F-21                 Hovnanian Enterprises, Inc.

The following table represents impairments by segment for fiscal 2007 and 2006:

	Year Ended

(Dollars in millions)	October 31, 2007

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $

Northeast	14	$25.1	$135.0
Mid-Atlantic	5	10.4	35.5
Midwest	13	17.9	58.3
Southeast	20	81.6	127.9
Southwest	7	11.8	31.1
West	25	185.0	650.2

Total	84	$331.8	$1,038.0

	Year Ended

(Dollars in millions)	October 31, 2006

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $

Northeast	6	$17.4	$57.1
Mid-Atlantic	2	1.3	8.0
Midwest	7	15.4	53.1
Southeast	6	92.1	185.4
Southwest	1	0.1	1.3
West	6	50.8	183.2

Total	28	$177.1	$488.1

The Consolidated Statements of Operations line entitled "Homebuilding—Inventory impairment loss" also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability does not produce adequate returns on investment commensurate with the risk.

The total aggregate write-offs were $126.0 million, $159.1 million, and $5.3 million for the years ended October 31, 2007, 2006 and 2005, respectively.

The following table represents write-offs of such costs by segment for fiscal 2007 and 2006:

	Year Ended

(In millions)	October 31, 2007	October 31, 2006

	Dollar Amount of Walk Away

Northeast	$31.3	$57.9
Mid-Atlantic	9.0	21.9
Midwest	10.2	14.3
Southeast	31.7	13.9
Southwest	4.2	0.5
West	39.6	50.6

Total	$126.0	$159.1

14.  Transactions with Related Parties

During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $25.8 million from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer. As of October 31, 2007, we have an option deposit of $6.7 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $9.2 million in accordance with FIN 46 under Consolidated Inventory Not Owned in the Consolidated Balance Sheets. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer, totaling $26.9 million. As of October 31, 2007, all of this property has been purchased, and there are 4 of an original 726 lots remaining in inventory. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land in Maryland for approximately $3.0 million from a group that consists of relatives of Geaton Decesaris, Jr., formerly a member of our Board of Directors. We had posted a deposit of $100,000 and purchased the property when final approvals were in place. The property was purchased in November 2001 and there are no lots remaining to be sold as of October 31, 2007 of an original 147 lots. During the time he was a member of the Board of Directors, Geaton Decesaris, Jr. had no financial interest in the relative's ownership and sale of land to the Company.

During the years ended October 31, 2007, 2006 and 2005, an engineering firm owned by a relative of our Chairman of the Board and Chief Executive Officer provided services to the Company totaling $3.6 million, $5.0 million and $5.9 million, respectively. Neither the Company nor Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the services were provided.

In December 2005, we entered into an agreement to purchase land in New Jersey from an entity that is owned by family relatives of our Chairman of the Board and our Chief Executive Officer at a base price of $25 million. The land will be acquired in four phases over a period of three years from the date of acquisition of the first phase. The purchase prices for phases two through four are subject to an increase in the purchase price for the phase of not less than 7% per annum from the date of the closing of the first phase or February 1, 2008, whichever occurs earlier. As of the end of fiscal 2007, no land has been acquired. A deposit in the amount of $500,000, however, has been made by the Company. Neither the Company nor the Chairman of the Board or the Chief Executive Officer has a financial interest in the relatives' company from whom the land will be purchased.

F-22                 Hovnanian Enterprises, Inc.

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

15.  Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors or its delegee in accordance with the stock option plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 and before June 8, 2007 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Options granted on or after June 8, 2007 generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. Certain Southeast Region associates were granted and held options to purchase the stock from the acquired company prior to the January 23, 2001 acquisition. These options vest in three installments: 25% on the first and second anniversary, and 50% on the third anniversary of the date of the grant. In connection with the acquisition, the options were exchanged for options to purchase the Company's Class A Common Stock. All options expire ten years after the date of the grant. During the year ended October 31, 2007, each of the five outside directors of the Company was granted options to purchase between 7,000 and 11,000 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key employees, except the outside directors' options vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31, 2007	Weighted Average Exercise Price	October 31, 2006	Weighted Average Exercise Price	October 31, 2005	Weighted Average Exercise Price

Options outstanding at beginning of period	5,874,583	$23.48	5,478,854	$21.06	5,774,541	$14.32
Granted	1,149,750	$21.49	927,875	$32.29	759,251	$48.82
Exercised	408,988	$13.45	242,146	$ 9.03	927,938	$ 3.20
Forfeited	208,625	$34.19	290,000	$17.90	127,000	$11.07
Expired	121,390	$22.52
Options outstanding at end of period	6,285,330	$23.43	5,874,583	$23.48	5,478,854	$21.06
Options exercisable at end of period	2,419,364		2,220,311		1,501,477

The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $8.3 million, $8.7 million and $46.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The intrinsic value of 1,730,250 options outstanding and 1,725,250 options exercisable at October 31, 2007 was $11.38 million and $11.37 million, respectively. The remaining options outstanding and exercisable had no intrinsic value. Exercise prices for options outstanding at October 31, 2007, ranged from $1.33 to $71.16.

The weighted average fair value of grants made in fiscal 2007, 2006 and 2005 was $10.46, $18.63 and $27.47 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$1.33–$10.00	1,725,250	$4.76	2.93
$10.01–$20.00	922,704	$15.80	7.54
$20.01–$30.00	1,116,625	$21.60	5.67
$30.01–$40.00	1,179,500	$32.67	7.98
$40.01–$50.00	1,035,000	$43.04	6.53
$50.01-$60.00	296,251	$56.10	7.54
$60.01–$70.00	5,000	$60.36	7.67
$70.01–$71.16	5,000	$71.16	7.75

	6,285,330	$23.43	6.19

F-23                 Hovnanian Enterprises, Inc.

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2007:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$1.33–$10.00	1,575,250	$4.55	2.83
$10.01–$20.00	495,454	$15.68	4.95
$20.01–$30.00	3,000	$25.31	5.67
$30.01–$40.00	155,660	$34.31	6.52
$40.01–$50.00	165,000	$44.08	6.17
$50.01–$60.00	25,000	$53.39	7.36

	2,419,364	$8.96	4.28

A summary of the Company's nonvested options as of and for the year ended October 31, 2007 is as follows:

	Options	Grant Date Fair Value

Nonvested at beginning of period	3,654,272	$16.98
Granted	1,149,750	$10.46
Vested	(729,431)	$11.34
Forfeited	(208,625)	$34.19

Nonvested at end of period	3,865,966	$17.25

For certain associates, a portion of their bonus is paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or over 58 years of age vest immediately. During the years ended October 31, 2007 and 2006, we issued 184,090 and 403,855 shares under the plan. During the years ended October 31, 2007 and 2006, 55,954 and 28,131 shares were forfeited under this plan, respectively. For the years ended October 31, 2007, 2006, and 2005, approximately 728,345, 366,061, and 481,734 rights were awarded in lieu of $8.3 million, $11.7 million, and $22.3 million of bonus payments, respectively. For the years ended October 31, 2007, 2006 and 2005, total compensation cost recognized in the statement of operations for these deferred compensation awards was $10.7 million, $9.5 million and $12.7 million, respectively.

A summary of the Company's nonvested share awards as of and for the year ended October 31, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	710,531	$36.84
Granted	993,130	$12.14
Vested	(204,975)	$36.30
Forfeited	(99,988)	$32.74

Nonvested at end of period	1,398,698	$19.56

As of October 31, 2007, we have 21.2 million shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2007, there was $68.2 million of total unrecognized compensation costs related to nonvested share based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.28 years.

16. Warranty Costs

Over the past several years, general liability insurance for homebuilding companies and their suppliers and subcontractors has become very difficult to obtain. The availability of general liability insurance has been limited due to a decreased number of insurance companies willing to write for the industry. In addition, those few insurers willing to write liability insurance have significantly increased the premium costs. We have been able to obtain general liability insurance but at higher premium costs with higher deductibles. We have been advised that a significant number of our subcontractors and suppliers have also had difficulty obtaining insurance that also provides us coverage. As a result, we introduced an owner controlled insurance program for certain of our subcontractors, whereby the subcontractors pay us an insurance premium based on the value of their services, and we absorb the liability associated with their work on our homes as part of our overall general liability insurance.

We provide a warranty accrual for warranty costs over $1,000 to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of costs of sale at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs under our general liability insurance deductible as part of selling, general and administrative costs. For homes delivered in fiscal 2007, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges in the

F-24                 Hovnanian Enterprises, Inc.

warranty accrual and general liability reserve for the years ended October 31, 2007 and 2006 are as follows:

	Year Ended

(In Thousands)	October 31, 2007	October 31, 2006

Balance, beginning of year	$93,516	$86,706
Company acquisitions during year	—	186
Additions during year	74,046	43,138
Charges incurred during year	(46,909)	(36,514)

Balance, end of year	$120,653	$93,516

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

Insurance claims paid by our insurance carriers were $10.6 million and $4.7 million for the year ended October 31, 2007 and 2006, respectively, for prior year deliveries.

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

F-25                 Hovnanian Enterprises, Inc.

On September 26, 2006, a stockholder derivative action was filed in the Superior Court of New Jersey, Monmouth County, against certain of our current and former officers and dirctors, captioned as Michael Crady v. Ara K. Hovnanian et al., Civil Action No. L-4380-06. An amended complaint was filed on January 11, 2007, and a second amended complaint, adding Judy Wolf as a derivative plaintiff, was served on December 10, 2007. The second amended complaint alleges, among other things, breach of fiduciary duty in connection with certain of our historical stock options grants and exercises by certain current and former officers and directors. The second amended complaint seeks an award of damages, disgorgement and/or rescission of certain stock options or any proceeds therefrom, equitable relief, an accounting of certain stock option grants, certain corporate governance changes and an award of fees and expenses. We have engaged counsel with respect to these claims.

Executive Vice President and Chief Fiancial Officer J. Larry Sorsby has been named as a defendant in a purported class action suit filed September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby. The action alleges, among other things, that Mr. Sorsby made false and misleading statements regarding the Company's business and future prospects in breach of his fiduciary duties and in violation of federal securities laws. On November 28, 2007, Plaintiff filed a motion to be appointed Lead Plaintiff.

The Company has been named as a defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Eastern District of Pennsylvania, Mark W. Mellar et al v. Hovnanian Enterprises, Inc. et al, asserting that the Company's sales of homes along with the financing of home purchases and the provision of title insurance by affiliated companies violated the Real Estate Settlement Procedures Act. The Company has filed a Motion to Dismiss the complaint.

A subsidiary of the Company has been named as defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell et al v. D'Allesandro & Woodyard et al, alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the Company's subsidiary's homes in Fort Myers, Florida. The Company's subsidiary has filed a Motion to Dismiss the complaint.

18. Performance Letters of Credit

As of October 31, 2007 and 2006, we are obligated under various performance letters of credit amounting to $306.4 million and $453.4 million, respectively (See Note 8).

19. Variable Interest Entities

In December 2003, the FASB issued revision to Interpretation No, 46, "Consolidation of Variable Interest Entities", ("FIN 46R"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of FIN 46R, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii)(b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created with a significant non-refundable option fee (we currently define significant as greater than $100,000 because we have determined that in the aggregate the VIEs related to deposits of this size or less are not material), we will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R. If we are deemed to be the primary beneficiary of the VIE, we will consolidate it on our balance sheet. The fair value of the VIEs' inventory will be reported as "Consolidated inventory not owned—variable interest entities".

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

Management believes FIN 46R was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46R, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not its total assets consolidated on the balance sheet. In certain cases, we will have to place inventory on our balance sheet the VIE has optioned to other developers. In addition, if the VIE has creditors, its debt will be placed on our balance sheet even though the creditors have no recourse against our Company. Based on these observations we believe consolidating VIEs based on land and lot option deposits does not reflect the economic realities or risks of

F-26                 Hovnanian Enterprises, Inc.

owning and developing land. Further supporting this position, during fiscal 2007 and 2006, we terminated 11 option agreements that had been consolidated on our balance sheet as VIEs with a value of $41.5 million. We recorded charges on our books for these terminations of $10.9 million, principally the deposit amount.

At October 31, 2007, all 22 VIEs we were required to consolidate were as a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these 22 VIEs totaling $17.6 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIEs was $139.9 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At October 31, 2007, the balance reported in minority interest from inventory not owned was $62.2 million. Creditors of these VIEs have no recourse against our Company.

We will continue to secure land and lots using options. Including the deposits with the 22 VIEs above, at October 31, 2007, we have total cash and letters of credit deposits amounting to approximately $148.4 million to purchase land and lots with a total purchase price of $2.1 billion. Not all our deposits are with VIEs. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

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

	October 31, 2007

(Dollars In Thousands)	Homebuilding	Land Development	Total

Assets:
Cash and cash equivalents	$43,789	$9,903	$53,692
Inventories	574,195	171,067	745,262
Other assets	36,028	5,510	41,538

Total assets	$654,012	$186,480	$840,492

Liabilities and equity:
Accounts payable and accrued liabilities	$76,197	$14,309	$90,506
Notes payable	292,633	46,546	339,179
Equity of:
Hovnanian Enterprises, Inc.	75,858	77,129	152,987
Others	209,324	48,496	257,820

Total equity	285,182	125,625	410,807

Total liabilities and equity	$654,012	$186,480	$840,492

Debt to capitalization ratio	51%	27%	45%

	October 31, 2006

(Dollars In Thousands)	Homebuilding	Land Development	Total

Assets:
Cash and cash equivalents	$58,632	$7,436	$66,068
Inventories	691,942	215,803	907,745
Other assets	86,826	3,990	90,816

Total assets	$837,400	$227,229	$1,064,629

Liabilities and equity:
Accounts payable and accrued liabilities	$117,658	$22,415	$140,073
Notes payable	342,068	47,126	389,194
Equity of:
Hovnanian Enterprises, Inc.	88,486	95,163	183,649
Others	289,188	62,525	351,713

Total equity	377,674	157,688	535,362

Total liabilities and equity	$837,400	$227,229	$1,064,629

Debt to capitalization ratio	48%	23%	42%

As of October 31, 2007 and 2006, we had advances outstanding of approximately $23.4 and $29.1 million to these unconsolidated joint ventures, which were included in the "Accounts payable and accrued liabilities" balances in the table above. On our Hovnanian Enterprises, Inc. Consolidated Balance Sheets our "Investments in and advances to unconsolidated joint ventures" amounted to $176.4 million

F-27                 Hovnanian Enterprises, Inc.

and $212.6 million at October 31, 2007 and 2006, respectively.

	Year Ended October 31, 2007

(In Thousands)	Homebuilding	Land Development	Total

Revenues	$484,918	$40,477	$525,395
Cost of sales and expenses	(602,265)	(54,817)	(657,082)

Joint venture net loss	(117,347)	(14,340)	(131,687)

Our share of net losses	$(21,318)	$(7,641)	$(28,959)

	Year Ended October 31, 2006

(In Thousands)	Homebuilding	Land Development	Total

Revenues	$882,564	$28,530	$911,094
Cost of sales and expenses	(828,904)	(28,536)	(857,440)

Joint venture net income/(loss)	$53,660	$(6)	$53,654

Our share of net earnings/(losses)	$15,427	$(39)	$15,388

	Year Ended October 31, 2005

(In Thousands)	Homebuilding	Land Development	Total

Revenues	$533,104	$34,527	$567,631
Cost of sales and expenses	(464,224)	(33,950)	(498,174)

Joint venture net income	$68,880	$577	$69,457

Our share of net earnings/(losses)	$35,739	$(700)	$35,039

Income (loss) from unconsolidated joint ventures is reflected as a separate line in the accompanying Consolidated Financial Statements and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The minor difference between our share of the income or loss from these unconsolidated joint ventures disclosed in the tables above compared to the Hovnanian Enterprises, Inc. Consolidated Income Statements is due to the reclass of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50 percent. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business. beneficiary, therefore we do not consolidate these entities (See Note 19).

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture's total assets, and such financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities (See Note 19).

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

In connection with the CraftBuilt Homes acquisition, we have definite life intangible assets equal to the excess purchase price over fair value of net tangible assets of $4.5 million in aggregate. We are amortizing the definite life intangibles over their estimated lives.

On May 1, 2006, we acquired through the issuance of 175,936 shares of Class A common stock substantially all of the assets of two mechanical contracting businesses. These acquisitions were accounted for as purchases with the results of their operations included in our consolidated financial statements as of the date of acquisition.

In connection with the two mechanical contracting business acquisitions, we recorded definite life intangible assets equal to the excess purchase price over fair value of net tangible assets of $4.0 million in aggregate. During the fourth quarter of fiscal 2007, we determined that these intangible assets were impaired and wrote off the remaining asset balance of $2.8 million. Prior to the impairment, we were amortizing the definite life intangibles over their estimated lives.

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

F-28                 Hovnanian Enterprises, Inc.

In connection with the Cambridge Homes acquisition, we recorded definite life intangible assets equal to the excess purchase price over fair value of net tangible assets of $22.7 million in aggregate. During the fourth quarter of fiscal 2007, we determined that these intangible assets were impaired and wrote off the remaining asset balance of $14.2 million. $12.2 million was written off to Intangible amortization and $2.0 million offset a contingent purchase price liability that will no longer be paid. Prior to the impairment, we were amortizing the definite life intangibles over their estimated lives.

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

The Town & Country acquisition provided us with a strong initial position in the greater Chicago market, and expands our operations into the Florida markets of West Palm Beach, Boca Raton and Fort Lauderdale and bolsters our current presence in Minneapolis/St. Paul. Town & Country designs, markets and sells a diversified product portfolio in each of its markets, including single family homes and attached townhomes, as well as mid-rise condominiums in Florida. Town & Country serves a broad customer base including first-time, move-up and luxury homebuyers.

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

In connection with the First Home Builders of Florida acquisition, we had definite life intangible assets equal to the excess purchase price over fair value of net tangible assets of $141.0 million in aggregate. During fiscal 2007 we determined that these intangible assets were impaired and wrote off the remaining asset balance of $107.7 million ($82.7 million was included in intangible amortization expenses, the remaining $25.0 million offset a contingent liability).

On August 3, 2005, we acquired substantially all of the homebuilding assets of Oster Homes, a privately held Ohio homebuilder, headquartered in Lorain, Ohio. The acquisition provides Hovnanian with a complementary presence to its Ohio "build-on-your-own-lot" homebuilding operations. Oster Homes builds in Lorain County in Northeast Ohio, just west of Cleveland. Oster Homes designs, markets and sells single family homes, with a focus on first-time and move-up homebuyers. Additionally, Oster Homes utilizes a design center to market options and upgrades.

In connection with the Oster Homes acquisition, we had definite life intangible assets equal to the excess purchase price over fair value of net tangible assets of $7.3 million in aggregate. During the fourth quarter of fiscal 2006, we determined that these intangible assets were impaired and wrote off the remaining asset balance of $4.2 million. Prior to the impairment, we were amortizing the definite life intangibles over their estimated lives.

Both the First Home Builders of Florida and the Oster Homes acquisitions were accounted for as purchases with the results of their operations included in our consolidated financial statements as of the dates of the acquisitions.

All fiscal 2006 and 2005 acquisitions provide for other payments to be made, generally dependant upon achievement of certain future operating and return objectives, however, we do not expect to make any future payments based on our forecasts for these businesses.

F-29                 Hovnanian Enterprises, Inc.

22. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2007 and 2006 is as follows:

	Three Months Ended

(In Thousands Except Per Share Data)	October 31, 2007	July 31, 2007	April 30, 2007	January 31, 2007

Revenues	$1,391,869	$1,130,593	$1,110,658	$1,165,801
Expenses	1,779,351	1,253,987	1,149,931	1,234,395
(Loss) income from unconsolidated joint ventures	(25,289)	(2,739)	(2,160)	1,965

(Loss) before income taxes	(412,771)	(126,133)	(41,433)	(66,629)
State and federal income tax (benefit) provision	53,822	(48,274)	(13,374)	(12,021)

Net (loss)	(466,593)	(77,859)	(28,059)	(54,608)
Less: preferred stock dividends	2,668	2,668	2,669	2,669

Net (loss) available to common stockholders	$(469,261)	$(80,527)	$(30,728)	$(57,277)

Per share data:
Basic:
(Loss) per common share	$(7.42)	$(1.27)	$(0.49)	$(0.91)

Weighted average number of common shares outstanding	63,207	63,199	63,004	62,904

Assuming dilution:
(Loss) per common share	$(7.42)	$(1.27)	$(0.49)	$(0.91)

Weighted average number of common shares outstanding	63,207	63,199	63,004	62,904

	Three Months Ended

(In Thousands Except Per Share Data)	October 31, 2006	July 31, 2006	April 30, 2006	January 31, 2006

Revenues	$1,745,603	$1,550,519	$1,574,121	$1,277,992
Expenses	1,932,700	1,426,403	1,421,070	1,150,341
Income (loss) from unconsolidated joint ventures	1,552	(3,239)	9,497	7,575

(Loss) income before income taxes	(185,545)	120,877	162,548	135,226
State and Federal income tax (benefit) provision	(70,286)	43,830	58,899	51,130

Net (loss) income	(115,259)	77,047	103,649	84,096
Less: preferred stock dividends	2,669	2,668	2,669	2,669

Net (loss) income available to common stockholders	$(117,928)	$74,379	$100,980	$81,427

Per share data:
Basic:
(Loss) income per common share	$(1.88)	$1.18	$1.60	$1.30

Weighted average number of common shares outstanding	62,758	62,804	62,919	62,810

Assuming dilution:
(Loss) income per common share	$(1.88)	$1.15	$1.55	$1.25

Weighted average number of common shares outstanding	62,758	64,460	65,106	65,403

23. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock and preferred stock. One of its wholly-owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of October 31, 2007 had issued and outstanding approximately $400 million Senior Subordinated Notes, $1,515.0 million Senior Notes ($1,510.6 million, net of discount), and $206.8 million drawn under the Revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes, and the Revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly-owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, our mortgage lending subsidiaries, a subsidiary formerly engaged in homebuilding activity in Poland, our title insurance subsidiaries, joint ventures, and certain other subsidiaries (collectively, the "Non-guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligations

F-30                 Hovnanian Enterprises, Inc.

of the Subsidiary Issuer to pay principal and interest under the Senior Notes, Senior Subordinated Notes and the Revolving Credit Agreement.

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

The following Consolidating Condensed Financial Statements present the results of operations, financial position and cash flows of (i) the Parent (ii) the Subsidiary Issuer (iii) the Guarantor Subsidiaries (iv) the Non-Guarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2007

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Assets:
Homebuilding		$105	$62,575	$3,833,782	$244,668	$		$4,141,130
Financial services				448	204,560			205,008
Income taxes receivable (payable)		(92,282)	42,865	244,798	(971)			194,410
Investments in and amounts due to and from consolidated subsidiaries		1,413,980	2,824,461	(2,931,333)	(165,846)		(1,141,262)	—

Total assets		$1,321,803	$2,929,901	$1,147,695	$282,411		$(1,141,262)	$4,540,548

Liabilities and stockholders' equity:
Homebuilding	$		$72,688	$706,629	$23,676	$		$802,993
Financial services				104	190,626			190,730
Notes payable			2,117,350	43,944				2,161,294
Minority interest				62,238	1,490			63,728
Stockholders' equity		1,321,803	739,863	334,780	66,619		(1,141,262)	1,321,803

Total liabilities and stockholders' equity		$1,321,803	$2,929,901	$1,147,695	$282,411		$(1,141,262)	$4,540,548

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2006

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Assets:
Homebuilding		$273	$93,148	$4,542,365	$279,518	$		$4,915,304
Financial services				47	304,870			304,917
Income taxes (payable) receivable		71,430	(2,977)	190,974	387			259,814
Investments in and amounts due to and from consolidated subsidiaries		1,870,460	2,478,566	(2,570,100)	(231,569)		(1,547,357)	—

Total assets		$1,942,163	$2,568,737	$2,163,286	$353,206		$(1,547,357)	$5,480,035

Liabilities and stockholders' equity:
Homebuilding	$		$(65)	$994,965	$27,275	$		$1,022,175
Financial services				65	282,264			282,329
Notes payable			2,099,598	1,285				2,100,883
Minority interest				130,221	2,264			132,485
Stockholders' equity		1,942,163	469,204	1,036,750	41,403		(1,547,357)	1,942,163

Total liabilities and stockholders' equity		$1,942,163	$2,568,737	$2,163,286	$353,206		$(1,547,357)	$5,480,035

F-31                 Hovnanian Enterprises, Inc.

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2007

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Homebuilding	$		$19,601	$4,694,243	$8,887	$(1)	$4,722,730
Financial services				3,710	72,481		76,191
Intercompany charges			298,877	316,394		(615,271)	—
Equity in pretax income of consolidated subsidiaries		(646,966)				646,966	—

Total Revenues		(646,966)	318,478	5,014,347	81,368	31,694	4,798,921

Expenses:
Homebuilding			2,082	5,545,863	8,232	(186,834)	5,369,343
Financial services				1,289	47,103	(71)	48,321

Total expenses			2,082	5,547,152	55,335	(186,905)	5,417,664

Income from unconsolidated joint ventures				(28,223)			(28,223)
Income (loss) before income taxes		(646,966)	316,396	(561,028)	26,033	218,599	(646,966)
State and federal income taxes		(19,847)	110,739	8,023	11,321	(130,083)	(19,847)

Net income (elimination)		$(627,119)	$205,657	$(569,051)	$14,712	$348,682	$(627,119)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2006

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Homebuilding	$		$481	$6,018,119	$40,038	$(1)	$6,058,637
Financial services				7,035	82,563		89,598
Intercompany charges			294,717	293,371		(588,088)	—
Equity in pretax income of consolidated subsidiaries		233,106				(233,106)	—

Total Revenues		233,106	295,198	6,318,525	122,601	(821,195)	6,148,235

Expenses:
Homebuilding			1,828	6,001,028	33,713	(164,641)	5,871,928
Financial services				3,854	54,993	(261)	58,586

Total Expenses		—	1,828	6,004,882	88,706	(164,902)	5,930,514

Income from unconsolidated joint ventures				15,385			15,385
Income (loss) before income taxes		233,106	293,370	329,028	33,895	(656,293)	233,106
State and federal income taxes		83,573	102,680	120,091	8,917	(231,688)	83,573

Net income (elimination)		$149,533	$190,690	$208,937	$24,978	$(424,605)	$149,533

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2005

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Revenues:
Homebuilding	$		$237	$5,274,683	$1,126	$		$5,276,046
Financial services				7,113	65,258			72,371
Intercompany charges			219,759	218,461			(438,220)	—
Equity in pretax income of consolidated subsidiaries		780,585					(780,585)	—

Total Revenues		780,585	219,996	5,500,257	66,384		(1,218,805)	5,348,417

Expenses:
Homebuilding			1,535	4,651,008	2,369		(100,388)	4,554,524
Financial services				3,966	44,530		(149)	48,347

Total expenses		—	1,535	4,654,974	46,899		(100,537)	4,602,871

Income from unconsolidated joint ventures				35,039				35,039
Income (loss) before income taxes		780,585	218,461	880,322	19,485		(1,118,268)	780,585
State and federal income taxes		308,738	76,461	341,039	9,426		(426,926)	308,738

Net income (elimination)		$471,847	$142,000	$539,283	$10,059		$(691,342)	$471,847

F-32                 Hovnanian Enterprises, Inc.

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2007

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$(627,119)	$205,657	$(569,051)	$14,712	$348,682	$(627,119)
Adjustments to reconcile net income to net cash provided by (used in) operating activities	120,886	46,202	717,857	152,822	(348,682)	689,085

Net cash provided by (used in) operating activities	(506,233)	251,859	148,806	167,534	—	61,966
Net cash (used in) investing activities			(24,766)	(7,628)		(32,394)
Net cash provided by (used in) financing activities	49,863	66,500	(84,281)	(99,744)		(67,662)
Intercompany investing and financing activities—net	456,480	(345,895)	(44,862)	(65,723)		—

Net increase (decrease) in cash	110	(27,536)	(5,103)	(5,561)		(38,090)
Cash and cash equivalents balance, beginning of period	16	59,529	(16,122)	10,900		54,323

Cash and cash equivalents balance, end of period	$126	$31,993	$(21,225)	$5,339	—	$16,233

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2006

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$149,533	$190,690	$208,937	$24,978	$(424,605)	$149,533
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(99,552)	85,143	(1,090,356)	(120,083)	424,605	(800,243)

Net cash provided by (used in) operating activities	49,981	275,833	(881,419)	(95,105)	—	(650,710)
Net cash (used in) investing activities			(62,500)	(12,044)		(74,544)
Net cash provided by (used in) financing activities	8,610	550,000	(56,727)	66,421		568,304
Intercompany investing and financing activities—net	(58,591)	(1,064,900)	1,081,548	41,943		—

Net increase (decrease) in cash	—	(239,067)	80,902	1,215	—	(156,950)
Cash and cash equivalents balance, beginning of period	16	298,596	(97,024)	9,685		211,273

Cash and cash equivalents balance, end of period	$16	$59,529	$(16,122)	$10,900	$—	$54,323

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2005

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$471,847	$142,000	$539,283	$10,059	$(691,342)	$471,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(38,330)	22,935	(1,019,907)	(151,726)	691,342	(495,686)

Net cash provided by (used in) operating activities	433,517	164,935	(480,624)	(141,667)	—	(23,839)
Net cash (used in) investing activities			(406,472)	(42,938)		(449,410)
Net cash provided by (used in) financing activities	117,184	480,287	(8,437)	34,529		623,563
Intercompany investing and financing activities—net	(550,700)	(375,995)	778,492	148,203		—

Net increase (decrease) in cash	1	269,227	(117,041)	(1,873)	—	150,314
Cash and cash equivalents balance, beginning of period	15	29,369	20,017	11,558		60,959

Cash and cash equivalents balance, end of period	$16	$298,596	$(97,024)	$9,685	$—	$211,273

F-33                 Hovnanian Enterprises, Inc.