Form 10-Q
period 2008-01-31
HOVNANIAN ENTERPRISES INC
filed 2008-03-11
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For quarterly period ended JANUARY 31, 2008 or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ X ] Accelerated Filer [		]
Non-Accelerated Filer [	]	Smaller Reporting Company [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 47,886,013 shares of Class A Common Stock and 14,647,062 shares of Class B Common Stock were outstanding as of March 4, 2008.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX

PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of January 31,
2008 (unaudited) and October 31, 2007	3

Condensed Consolidated Statements of Operations for the
three months ended January 31, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statement of Stockholders'
Equity for the three months ended January 31, 2008 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for
the three months ended January 31, 2008 and 2007 (unaudited)	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	46

Item 4. Controls and Procedures	47

PART II. Other Information
Item 1. Legal Proceedings	47

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	47

Item 5. Other Information	48

Item 6. Exhibits	50

Signatures	51

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	January 31, 2008	October 31, 2007
ASSETS
	(unaudited)
Homebuilding:
Cash and cash equivalents	$73,048	$12,275

Restricted cash	4,455	6,594

Inventories - at the lower of cost or fair value:
Sold and unsold homes and lots under development	2,692,760	2,792,436

Land and land options held for future
development or sale	413,605	446,135

Consolidated inventory not owned:
Specific performance options	9,929	12,123
Variable interest entities	118,755	139,914
Other options	121,683	127,726

Total consolidated inventory not owned	250,367	279,763

Total inventories	3,356,732	3,518,334

Investments in and advances to unconsolidated
joint ventures	162,129	176,365

Receivables, deposits, and notes	88,897	109,856

Property, plant, and equipment – net	103,680	106,792

Prepaid expenses and other assets	160,822	174,032

Goodwill	32,658	32,658

Definite life intangibles	3,289	4,224

Total homebuilding	3,985,710	4,141,130

Financial services:
Cash and cash equivalents	8,279	3,958
Restricted cash	4,973	11,572
Mortgage loans held for sale	104,696	182,627
Other assets	4,807	6,851

Total financial services	122,755	205,008

Income taxes receivable – including net deferred
tax benefits	216,601	194,410

Total assets	$4,325,066	$4,540,548

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	January 31, 2008	October 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Homebuilding:
Nonrecourse land mortgages	$9,417	$9,430
Accounts payable and other liabilities	456,116	515,422
Customers’ deposits	57,662	65,221
Nonrecourse mortgages secured by operating
Properties	22,803	22,985
Liabilities from inventory not owned	172,745	189,935

Total homebuilding	718,743	802,993

Financial services:
Accounts payable and other liabilities	10,488	19,597
Mortgage warehouse line of credit	97,544	171,133

Total financial services	108,032	190,730

Notes payable:
Revolving credit agreement	325,000	206,750
Senior notes	1,510,714	1,510,600
Senior subordinated notes	400,000	400,000
Accrued interest	22,310	43,944

Total notes payable	2,258,024	2,161,294

Total liabilities	3,084,799	3,155,017

Minority interest from inventory not owned	54,094	62,238

Minority interest from consolidated joint ventures	1,427	1,490

Stockholders’ equity:
Preferred stock, $.01 par value-authorized 100,000
shares; issued 5,600 shares at January 31,
2008 and at October 31, 2007 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value-authorized
200,000,000 shares; issued 59,550,269 shares at
January 31, 2008 and 59,263,887 shares at
October 31, 2007 (including 11,694,720
shares at January 31, 2008 and
October 31, 2007 held in Treasury)	596	593
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) authorized
30,000,000 shares; issued 15,338,810 shares at
January 31, 2008 and 15,338,840 shares at
October 31, 2007 (including 691,748 shares at
January 31, 2008 and October 31, 2007 held in
Treasury)	153	153
Paid in capital – common stock	279,603	276,998
Retained earnings	884,352	1,024,017
Treasury stock - at cost	(115,257)	(115,257)

Total stockholders’ equity	1,184,746	1,321,803

Total liabilities and stockholders’ equity	$4,325,066	$4,540,548

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended January 31,
	2008	2007
Revenues:
Homebuilding:
Sale of homes	$1,051,818	$1,135,916
Land sales and other revenues	27,910	8,337

Total homebuilding	1,079,728	1,144,253
Financial services	13,973	21,548

Total revenues	1,093,701	1,165,801

Expenses:
Homebuilding:
Cost of sales, excluding interest	1,003,564	933,975
Cost of sales interest	28,588	26,872
Inventory impairment loss and land option write-offs	90,168	41,474

Total cost of sales	1,122,320	1,002,321

Selling, general and administrative	100,169	132,142

Total homebuilding	1,222,489	1,134,463

Financial services	10,870	13,070

Corporate general and administrative	21,816	22,633

Other interest	540	1,220

Other operations	806	1,453

Intangible amortization	935	61,556

Total expenses	1,257,456	1,234,395

(Loss) income from unconsolidated joint
ventures	(5,039)	1,965

Loss before income taxes	(168,794)	(66,629)

State and federal income tax (benefit) provision:
State	2,283	(2,346)
Federal	(40,134)	(9,675)

Total taxes	(37,851)	(12,021)

Net loss	(130,943)	(54,608)
Less: preferred stock dividends		2,669

Net loss available to common
stockholders	$(130,943)	$(57,277)
Per share data:
Basic:
Loss per common share	$(2.07)	$(0.91)
Weighted average number of common
shares outstanding	63,358	62,904
Assuming dilution:
Loss per common share	$(2.07)	$(0.91)
Weighted average number of common
shares outstanding	63,358	62,904

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In Thousands Except Share Amounts) (Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance, October 31, 2007	47,569,167	$593	14,647,092	$153	5,600	$135,299	$276,998	$1,024,017	$(115,257)	$1,321,803

Adoption of FASB interpretation No. 48 (FIN 48)								(8,722)		(8,722)

Stock options amortization and issuances, net of tax	42,200						1,077			1,077

Restricted stock amortization, issuances and forfeitures, net of tax	244,152	3					1,528			1,531

Conversion of Class B to Class A common stock	30		(30)

Net loss								(130,943)		(130,943)

Balance, January 31, 2008	47,855,549	$596	14,647,062	$153	5,600	$135,299	$279,603	$884,352	$(115,257)	$1,184,746

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited)
	Three Months Ended
	January 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(130,943)	$(54,608)
Adjustments to reconcile net loss to net cash
provided by (used) in operating activities:
Depreciation	4,597	4,384
Intangible amortization	935	61,556
Compensation from stock options and awards	4,882	6,418
Amortization of bond discounts	114	275
Excess tax payments (benefits) from share-based payment	2,630	(255)
Gain on sale and retirement of property
and assets	(1,284)	(76)
Loss (income) from unconsolidated joint ventures	5,039	(1,965)
Distributions from unconsolidated joint ventures	2,265	1,284
Deferred income taxes	19,256	(18,383)
Impairment and land option deposit write-offs	90,168	41,474
Decrease (increase) in assets:
Mortgage notes receivable	77,937	115,557
Restricted cash, receivables, prepaids and
other assets	44,625	29,040
Inventories	63,472	(70,560)
(Decrease) increase in liabilities:
State and Federal income taxes	(50,168)	4,018
Customers’ deposits	(14,862)	(36,832)
Interest and other accrued liabilities	(62,960)	(179,270)
Accounts payable	(39,751)	(39,968)
Net cash provided by (used in) operating activities	15,952	(137,911)
Cash flows from investing activities:
Net proceeds from sale of property and assets	1,534	243
Purchase of property, equipment and other fixed
assets and acquisitions	(1,485)	(24,475)
Investments in and advances to unconsolidated
joint ventures	(658)	(6,711)
Distributions from unconsolidated joint ventures	7,659	13,811
Net cash provided by (used in) investing activities	7,050	(17,132)
Cash flows from financing activities:
Proceeds from mortgages and notes	67	18,798
Net proceeds related to revolving
credit agreement	118,250	225,700
Net payments related to mortgage
warehouse line of credit	(73,589)	(29,000)
Principal payments on mortgages and notes	(195)	(96,953)
Excess tax (payments) benefits from share-based payment	(2,630)	255
Preferred dividends paid		(2,669)
Purchase of treasury stock		(6,309)
Proceeds from sale of stock and employee stock plan	189	216
Net cash provided by financing activities	42,092	110,038
Net increase (decrease) in cash	65,094	(45,005)
Cash and cash equivalents balance, beginning
of period	16,233	54,323
Cash and cash equivalents balance, end of period	$81,327	$9,318

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Three Months Ended
	January 31,
	2008	2007

Supplemental disclosures of cash flow:
Cash paid (received) during the period for:
Interest	$52,015	$53,918
Income taxes	$(4,308)	$1,941
Supplemental disclosures of noncash operating
activities:
Consolidated inventory not owned:
Specific performance options	$8,799	$13,846
Variable interest entities	111,224	181,216
Other options	121,683	219,473
Total inventory not owned	$241,706	$414,535

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company’s reportable segments consist of six Homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and the Financial Services segment (see Note 13).

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. For the three months ended January 31, 2008 and 2007, the Company’s total stock-based compensation expense was $4.9 million ($3.8 million net of tax) and $6.4 million ($5.3 million net of tax), respectively. Included in this total stock-based compensation expense was expense for stock options of $3.5 million ($2.7 million net of tax) and $3.3 million ($2.7 million net of tax) for the three months ended January 31, 2008 and 2007, respectively.

3. Interest costs incurred, expensed and capitalized were:

	Three Months Ended
	January 31,
	2008	2007
	(Dollars in Thousands)
Interest capitalized at
beginning of period	$155,642	$102,849
Plus interest incurred(1)	44,916	45,297
Less cost of sales interest
expensed(2)	28,588	26,872
Less other interest expensed	540	1,220
Interest capitalized at
End of period (3)	$171,430	$120,054

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.

(2) Represents interest on borrowings for construction, land and development costs, which are charged to interest expense when homes are delivered.

(3) We have incurred significant inventory impairments in recent quarters, which are determined based on total inventory including capitalized interest. However, in accordance with GAAP, we are not able to reduce the capitalized interest balance by allocating any portion of the impairments to capitalized interest.

4. Accumulated depreciation at January 31, 2008 and October 31, 2007 amounted to $61.4 million and $57.4 million, respectively, for our homebuilding assets.

5. In accordance with Financial Accounting Standards No. 144 ("SFAS"), "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As a result of a continued decline in sales pace, sales price and general market conditions, for the three months ended January 31, 2008 and 2007, we recorded impairment losses, which are presented in the Consolidated Statements of Operations and deducted from inventory, of $73.8 million and $46.5 million, respectively.

The following table represents impairments by segment for fiscal 2008 and 2007:

	Three Months Ended
(Dollars in millions)	January 31, 2008
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	2	$2.4	$19.8
Mid-Atlantic	4	3.4	18.7
Midwest	3	5.6	20.2
Southeast	6	6.4	28.3
Southwest	5	4.8	17.1
West	8	51.2	215.3
Total	28	$73.8	$319.4

	Three Months Ended
(Dollars in millions)	January 31, 2007
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	3	$1.4	$9.2
Mid-Atlantic	-	-	-
Midwest	3	3.2	15.1
Southeast	1	41.9	68.6
Southwest	-	-	-
West	-	-	-
Total	7	$46.5	$92.9

(1) Represents carrying value in dollars, net of prior period impairments, if any, at the time of recording this period’s impairments.

The Consolidated Statements of Operations line entitled "Homebuilding—Inventory impairment loss and land option write-offs" also includes write-offs of capitalized approval, engineering and interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability does not produce adequate returns on investment commensurate with the risk.

The total aggregate write-offs were $16.3 million and $3.0 million for the three months ended January 31, 2008 and 2007, respectively. The write-offs of $3.0 million in the first quarter of fiscal 2007 were offset by $8.0 million in recovered deposits that had been written off in the prior year as walk-away costs because, in certain instances where we walked away from option contracts in the fourth quarter of fiscal 2006, we took legal action to recover our deposits. In two of these cases, we were successful and received a portion of our deposit back in the first quarter of fiscal 2007.

The following table represents write-offs of such costs by segment for the first quarter of fiscal 2008 and 2007:

	Three Months Ended
(In millions)	January 31,
	2008	2007

Northeast	$1.7	$0.6
Mid-Atlantic	11.4	0.6
Midwest	-	-
Southeast	0.4	0.1
Southwest	2.8	-
West	-	(6.3)
Total	$16.3	$(5.0)

6. We provide a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible expensed as selling, general and administrative costs. For homes delivered in fiscal 2008, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges in the warranty reserve and general liability accrual for the three months ended January 31, 2008 and 2007 were as follows:

	Three Months Ended
	January 31,
	2008	2007

Balance, beginning of period	$120,653	$93,516
Additions	12,570	8,427
Charges incurred	(12,368)	(10,272)
Balance, end of period	$120,855	$91,671

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

Insurance claims paid by our insurance carriers were $4.9 million and $0.8 million for the three months ended January 31, 2008 and 2007, respectively, for prior year deliveries.

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

In addition, in November 2005, we received two notices from the California Regional Water Quality Control Board alleging violations in Riverside County, California and El Dorado County, California of certain storm water discharge rules. The Riverside County notice assessed an administrative civil liability of $236,895 and in March 2006, we agreed to make a donation of $118,447 to Riverside County, California and paid a fine of $118,448 to the State of California. With respect to the El Dorado notice, we paid a fine of $300,000 to the County of El Dorado, California in October 2006 and paid a fine of $300,000 to the State of California in January 2008.

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

On September 26, 2006, a stockholder derivative action was filed in the Superior Court of New Jersey, Monmouth County, against certain of our current and former officers and directors, captioned as Michael Crady v. Ara K. Hovnanian et al., Civil Action No. L-4380-06. An amended complaint was filed on January 11, 2007, and a second amended complaint, adding Judy Wolf as a derivative plaintiff, was served on December 10, 2007. The second amended complaint alleges, among other things, breach of fiduciary duty in connection with certain of our historical stock options grants and exercises by certain current and former officers and directors. The second amended complaint seeks an award of damages, disgorgement and/or rescission of certain stock options or any proceeds therefrom, equitable relief, an accounting of certain stock option grants, certain corporate governance changes and an award of fees and expenses. The parties have reached a settlement in principle with respect to all matters and intend to petition the court to approve the settlement. The terms of the settlement will have no material impact on the Company.

The Company, Chief Executive Officer and President Ara K. Hovnanian and Executive Vice President and Chief Financial Officer J. Larry Sorsby have been named as defendants in a purported class action. The original compliant was filed on September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby, and named only Mr. Sorsby as a defendant. On January 31, 2008, the court appointed Herbert Mankofsky as Lead Plaintiff. On February 19, 2008, the action was transferred to the United States District Court for the District of New Jersey. On March 10, 2008, plaintiff filed an amended complaint, captioned In re Hovnanian Enterprises, Inc. Securities Litigation, alleging among other things, that the Company, Mr. Hovnanian, and Mr. Sorsby made false and misleading statements regarding the Company's business and future prospects with respect to the Company’s acquisition and operation of First Home Builders of Florida in violation of federal securities laws.

The Company has been named as a defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Eastern District of Pennsylvania, Mark W. Mellar et al v. Hovnanian Enterprises, Inc. et al, asserting that the Company's sales of homes along with the financing of home purchases and the provision of title insurance by affiliated companies violated the Real Estate Settlement Procedures Act. The Company’s Motion to Dismiss the complaint was denied by the Court on March 4, 2008 without prejudice.

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

8. As of January 31, 2008 and October 31, 2007, we are obligated under various performance letters of credit amounting to $269.1 million and $306.4 million, respectively.

9. On March 7, 2008, we entered into an amended and restated secured Revolving Credit Agreement (“Credit Agreement”), pursuant to which we make our homebuilding bank borrowings. The Credit Agreement amended our prior revolving credit agreement and reduced the revolving credit line from $1.2 billion to $900 million. The maturity of the Credit Agreement remains May 2011. We and each of our significant subsidiaries are guarantors under the Credit Agreement, except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the borrower, various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, certain financial services subsidiaries, joint ventures, and certain other subsidiaries, In connection with the recent amendments to the Credit Agreement, K. Hovnanian and each of the guarantors has provided a security interest in their accounts receivables, contracts and ownership interests in K. Hovnanian and the guarantors as collateral for obligations under the Credit Agreement. In addition, under the terms of the Credit Agreement, the guarantors are required to provide mortgages on certain real property of K. Hovnanian and its subsidiaries. Loans under the Credit Agreement bear interest at various rates based on (1) a margin ranging from 0.25% to 1.50% per annum depending on our Adjusted Leverage Ratio (as defined in the Credit Agreement) plus a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% , (2) a margin ranging from 2.00% to 3.50% per annum, depending on our Adjusted Leverage Ratio, plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us or (3) a margin ranging from 2.125% to 3.625% per annum, based on our Adjusted Leverage Ratio, plus an index rate determined by reference to a LIBOR-based rate for one month. In addition, we pay a fee ranging from 0.25% to 0.55% per annum on the unused portion of the revolving credit line depending on our Adjusted Leverage Ratio and the average percentage unused portion of the revolving credit line. Borrowings under the Credit Agreement may be used for general corporate purposes. As of January 31, 2008 and October 31, 2007, there was $325.0 million and $206.8 million drawn under our prior revolving credit agreement excluding letters of credit totaling $269.1 million and $306.4 million, respectively. Under the borrowing base limits, as of January 31, 2008, we had an excess of $252.4 million available.

The Credit Agreement has covenants that restrict, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Credit Agreement also contains covenants that require the Company to stay within specified financial ratios, including a net worth requirement, maximum leverage ratio, minimum fixed charge ratio and a borrowing base covenant. The Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of January 31, 2008, we were not in compliance with the Consolidated Tangible Net Worth, Fixed Charge Coverage Ratio and Adjusted Leverage Ratio covenants under the prior revolving credit agreement; however, we obtained waivers of compliance, effective January 31, 2008, under these covenants. We are currently in compliance with the covenants and financial ratios under the Credit Agreement. We may explore alternative or supplementary financing arrangements to the Credit Agreement.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. Our secured master repurchase agreement (which replaced our amended secured mortgage loan warehouse agreement) with a group of banks is a short-term borrowing facility that provides up to $161 million through December 26, 2008. Interest is payable monthly at LIBOR plus 1.10%. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. We also had a commercial paper facility which provided for up to $200 million through April 25, 2008 with interest payable monthly at LIBOR plus 0.40%. On November 28, 2007 we paid the outstanding balance in full and terminated the commercial paper facility. We believe that we will be able to extend the master repurchase agreement beyond its expiration date, but there can be no assurance of such extension. As of January 31, 2008, the aggregate principal amount of all borrowings under the agreement was $97.5 million. The master repurchase agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of January 31, 2008, we were in compliance with the covenants of the master repurchase agreement.

10. At January 31, 2008, we had $1,515.0 million of outstanding senior notes ($1,510.7 million, net of discount), $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At January 31, 2008, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010.

The senior and senior subordinated notes and the Credit Agreement are guaranteed by Hovnanian and certain of its subsidiaries (See Note 18). The indentures governing the senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior notes and senior subordinated notes is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock and will continue to be restricted during the remainder of fiscal 2008. If current market trends continue or worsen, we anticipate that we will continue to be restricted from paying dividends into fiscal 2009. The restriction on making preferred dividend payments under our bond indentures will not affect our compliance with any of the covenants contained in our Credit Agreement. The indentures also contain events of default which would permit the holders of the senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of January 31, 2008, we were in compliance with the covenants of these indentures. Under the terms of the indentures, we have the right to make certain redemptions and depending on market conditions and covenant restrictions, may do so from time to time. We may also make open market purchases from time to time depending on market conditions and covenant restrictions.

11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock. However, for the three months ended January 31, 2008 and 2007, there were no incremental shares attributed to non-vested stock and outstanding options to purchase common stock because we had a net loss for the period, and any incremental shares would not be dilutive.

12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. In January 2007, we paid $2.7 million of dividends on the Series A Preferred Stock. In January 2008, we did not make any dividend payments as a result of restrictions in indentures governing our Senior and Senior Subordinated Notes. (See Note 10)

13. Operating and Reporting Segments - SFAS 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. Under the definition, we have more than 49 homebuilding operating segments, and therefore, in accordance with paragraph 24 of SFAS 131, it is impractical to provide segment disclosures for this many segments. As such, we have aggregated the homebuilding operating segments into six reportable segments.

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

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes (“(Loss) income before income taxes”). (Loss) income before income taxes for the Homebuilding segments consist of revenues generated from the sales of homes and land, (loss) income from unconsolidated entities and management fees and other income, net, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense, net. Income before income taxes for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

	Three Months Ended January 31,

(In thousands)	2008	2007
Revenues:

Northeast	$181,917	$214,094
Mid-Atlantic	127,808	223,742
Midwest	47,684	38,824
Southeast	393,405	219,937
Southwest	164,560	177,012
West	164,136	270,515
Total homebuilding revenues	1,079,510	1,144,124
Financial services	13,973	21,548
Corporate and unallocated	218	129
Total revenues	$1,093,701	$1,165,801

(Loss) income before income taxes:
Northeast	$(11,535)	$16,460
Mid-Atlantic	(23,038)	26,297
Midwest	(14,377)	(10,532)
Southeast	(5,995)	(87,759)
Southwest	(6,725)	6,669
West	(88,001)	(677)
Homebuilding loss before income taxes	(149,671)	(49,542)
Financial services	3,103	8,478
Corporate and unallocated	(22,226)	(25,565)
Loss before income taxes	$(168,794)	$(66,629)

	January 31,	October 31,
	2008	2007
(In thousands)
Assets

Northeast	$1,218,968	$1,240,221
Mid-Atlantic	585,616	606,343
Midwest	123,865	130,360
Southeast	334,073	360,172
Southwest	526,197	553,743
West	996,079	1,083,543
Total homebuilding assets	3,784,798	3,974,382
Financial services	122,755	205,008
Corporate and unallocated	417,513	361,158
Total assets	$4,325,066	$4,540,548

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

At January 31, 2008, all 19 VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $10.9 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $118.8 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. At January 31, 2008, the balance reported in minority interest from inventory not owned was $54.1 million. Creditors of these VIEs have no recourse against us.

We will continue to control land and lots using options. Not all of our deposits are with VIEs. Including the deposits with the 19 VIEs described above, at January 31, 2008, we have total cash and letters of credit deposits amounting to approximately $142.6 million to purchase land and lots with a total purchase price of $1,893.8 billion. The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

		January 31, 2008
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$29,251	$4,342	$33,593
Inventories	578,084	167,870	745,954
Other assets	34,750	6,019	40,769
Total assets	$642,085	$178,231	$820,316

Liabilities and equity:
Accounts payable and accrued liabilities	$61,119	$16,410	$77,529
Notes payable	298,921	43,374	342,295
Equity of:
Hovnanian Enterprises, Inc.	69,134	73,928	143,062
Others	212,911	44,519	257,430
Total equity	282,045	118,447	400,492
Total liabilities and equity	$642,085	$178,231	$820,316
Debt to capitalization ratio	51%	27%	46%

		October 31, 2007
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$43,789	$9,903	$53,692
Inventories	574,195	171,067	745,262
Other assets	36,028	5,510	41,538
Total assets	$654,012	$186,480	$840,492

Liabilities and equity:
Accounts payable and accrued liabilities	$76,197	$14,309	$90,506
Notes payable	292,633	46,546	339,179
Equity of:
Hovnanian Enterprises, Inc.	75,858	77,129	152,987
Others	209,324	48,496	257,820
Total equity	285,182	125,625	410,807
Total liabilities and equity	$654,012	$186,480	$840,492
Debt to capitalization ratio	51%	27%	45%

As of January 31, 2008 and October 31, 2007, we had advances outstanding of approximately $19.1 million and $23.4 million, respectively, to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. On our Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $162.1 million and $176.4 million at January 31, 2008 and October 31, 2007, respectively.

	For the Three Months Ended January 31, 2008
	Homebuilding	Land Development	Total

Revenues	$46,283	$9,613	$55,896
Cost of sales and expenses	(55,392)	(9,675)	(65,067)
Net loss	$(9,109)	$(62)	$(9,171)
Our share of net (loss) income	$(4,988)	$22	$(4,966)

	For the Three Months Ended January 31, 2007
	Homebuilding	Land Development	Total

Revenues	$115,561	$7,422	$122,983
Cost of sales and expenses	(104,176)	(6,978)	(111,154)
Net income	$11,385	$444	$11,829
Our share of net income	$1,698	$172	$1,870

(Loss) income from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Financial Statements and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The minor difference between our share of the income or loss from these unconsolidated joint ventures disclosed here compared to the Hovnanian Enterprises, Inc. Condensed Consolidated Income Statements is due to the reclass of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

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

16. Recent Accounting Pronouncements - The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective November 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures, and transactions.

The November 1, 2007 adoption of FIN 48 resulted in a $8.7 million increase in income tax liabilities and a corresponding charge to beginning retained earnings. As of the date of adoption, we had $25.3 million of unrecognized tax benefits, including $3.3 million of accrued interest and penalties, all of which, if recognized, would affect the effective tax rate. We recognize interest and penalties related to income taxes in income tax expense. Such amounts totaled $0.3 million of income tax benefit in the first fiscal quarter of 2008.

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, "Applicability of the Assessment of a Buyer's Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums." EITF 06-8 states that the adequacy of the buyer's continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. Implementation of EITF No. 06-8 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No. 109, which revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments," specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We do not expect the adoption of SAB No. 109 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). The statement clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. We are currently evaluating the impact, if any, that SFAS 160 may have on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). The statement replaces SFAS No. 141, “Business Combinations”, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, and is to be applied prospectively. We are currently evaluating the impact, if any, that SFAS 141(R) may have on our consolidated financial positions, results of operations or cash flows.

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

We also assess definite life intangibles for impairment whenever events or changes indicate that their carrying amount may not be recoverable. An intangible impairment is recorded when events and circumstances indicate the undiscounted future cash flows generated from the business unit with the intangible asset are less than the net assets of the business unit. The impairment loss is the lesser of the difference between the net assets of the business unit and the discounted future cash flows generated from the applicable business unit, which approximates fair value and the intangible asset balance. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. However, we only have $3.3 million remaining in intangible assets and $32.7 million remaining in goodwill so any future impairments are limited to these balances. Any intangible impairment charge is included in Intangible amortization on the Condensed Consolidated Statements of Operations. We are amortizing the remaining definite life intangibles over their expected useful lives, ranging from one to four years.

18. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of January 31, 2008 had issued and outstanding $400 million of Senior Subordinated Notes, $1,515.0 million face value of Senior Notes, and $325.0 million drawn under the prior revolving Credit Agreement. The Senior Subordinated Notes, Senior Notes, and the current and former revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

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

The following condensed consolidating financial statements present the results of operations, financial position, and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Non-guarantor Subsidiaries, and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET – UNAUDITED
JANUARY 31, 2008
(Dollars in Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$(316)	$110,113	$3,712,088	$163,825		$$3,985,710
Financial services			6,849	115,906		122,755
Income taxes (payable) receivable	(62,496)	46,318	233,354	(575)		216,601
Investments in and amounts due to and from consolidated subsidiaries	1,247,558	2,889,756	(2,983,045)	(109,719)	(1,044,550)	-
Total assets	$1,184,746	$3,046,187	$969,246	$169,437	$(1,044,550)	$4,325,066

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding		$$1,449	$716,670	$624		$$718,743
Financial services			6,005	102,027		108,032
Notes payable		2,257,737	287			2,258,024
Minority interest			54,094	1,427		55,521
Stockholders’ equity	1,184,746	787,001	192,190	65,359	(1,044,550)	1,184,746
Total liabilities and stockholders’ equity	$1,184,746	$3,046,187	$969,246	$169,437	$(1,044,550)	$4,325,066

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$105	$62,575	$3,833,782	$244,668		$$4,141,130
Financial services			448	204,560		205,008
Income taxes (payable) receivable	(92,282)	42,865	244,798	(971)		194,410
Investments in and amounts due to and from consolidated subsidiaries	1,413,980	2,824,461	(2,931,333)	(165,846)	(1,141,262)	-
Total assets	$1,321,803	$2,929,901	$1,147,695	$282,411	$(1,141,262)	$4,540,548

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding		$$72,688	$706,629	$23,676		$$802,993
Financial services			104	190,626		190,730
Notes payable		2,117,350	43,944			2,161,294
Minority interest			62,238	1,490		63,728
Stockholders’ equity	1,321,803	739,863	334,780	66,619	(1,141,262)	1,321,803
Total liabilities and stockholders’ equity	$1,321,803	$2,929,901	$1,147,695	$282,411	$(1,141,262)	$4,540,548

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
THREE MONTHS ENDED JANUARY 31, 2008
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$185	$1,079,543	$		$$1,079,728
Financial services			2,242	11,731		13,973
Intercompany charges		62,537	62,224		(124,761)	-
Equity in pretax loss of consolidated subsidiaries	(168,794)				168,794	-
Total revenues	(168,794)	62,722	1,144,009	11,731	44,033	1,093,701

Expenses:
Homebuilding		498	1,290,452	3	(44,367)	1,246,586
Financial services			3,231	7,639		10,870
Total expenses		498	1,293,683	7,642	(44,367)	1,257,456
Loss from unconsolidated joint ventures			(5,039)			(5,039)
Income (loss) before income taxes	(168,794)	62,224	(154,713)	4,089	88,400	(168,794)
State and federal income (benefit)/taxes	(37,851)	21,778	(32,992)	1,501	9,713	(37,851)
Net income (loss)	$(130,943)	$40,446	$(121,721)	$2,588	$78,687	$(130,943)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS – UNAUDITED
THREE MONTHS ENDED JANUARY 31, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$149	$1,138,035	$6,069		$$1,144,253
Financial services			1,057	20,491		21,548
Intercompany charges		71,552	71,182		(142,734)
Equity in pretax income of consolidated subsidiaries	(66,629)				66,629
Total revenues	(66,629)	71,701	1,210,274	26,560	(76,105)	1,165,801

Expenses:
Homebuilding		519	1,260,028	5,344	(44,566)	1,221,325
Financial services			483	12,658	(71)	13,070
Total expenses		519	1,260,511	18,002	(44,637)	1,234,395
Income from unconsolidated joint ventures			1,965			1,965
Income (loss) before income taxes	(66,629)	71,182	(48,272)	8,558	(31,468)	(66,629)
State and federal income (benefit)/taxes	(12,021)	23,535	(4,447)	3,225	(22,313)	(12,021)
Net income (loss)	$(54,608)	$47,647	$(43,825)	$5,333	$(9,155)	$(54,608)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS – UNAUDITED
THREE MONTHS ENDED JANUARY 31, 2008
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(130,943)	$40,446	$(121,721)	$2,588	$78,687	$(130,943)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	(18,977)	(45,134)	159,979	129,714	(78,687)	146,895
Net cash provided by (used in) operating activities	(149,920)	(4,688)	38,258	132,302	-	15,952

Net cash provided by investing activities			7,049			7,049

Net cash provided by (used in) financing activities	(16,946)	118,250	14,378	(73,589)		42,093

Intercompany investing and financing activities – net	166,422	(65,295)	(45,000)	(56,127)		-
Net increase (decrease) in cash	(444)	48,267	14,685	2,586	-	65,094
Cash and cash equivalents balance, beginning of period	126	31,993	(21,225)	5,339	-	16,233

Cash and cash equivalents balance, end of period	$(318)	$80,260	$(6,540)	$7,925	$-	$81,327

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS – UNAUDITED
THREE MONTHS ENDED JANUARY 31, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(54,608)	$47,647	$(43,825)	$5,333	$(9,155)	$(54,608)
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(17,196)	(24,067)	(178,724)	127,529	9,155	(83,303)
Net cash provided by (used in) operating activities	(71,804)	23,580	(222,549)	132,862	-	(137,911)

Net cash (used in)
investing activities			(13,926)	(3,206)		(17,132)

Net cash provided by (used in) financing activities	14,737	225,700	(13,459)	(116,940)		110,038

Intercompany investing and financing activities – net	57,067	(256,502)	214,355	(14,920)		-
Net increase (decrease) in cash	-	(7,222)	(35,579)	(2,204)		(45,005)
Cash and cash equivalents balance, beginning of period	16	59,529	(16,122)	10,900		54,323

Cash and cash equivalents balance, end of period	$16	$52,307	$(51,701)	$8,696	$ -	$9,318

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

During the second half of our fiscal year ended October 31, 2006 and continuing through the first quarter of 2008, the U.S. housing market was impacted by a lack of consumer confidence, housing affordability and large supplies of resale and new home inventories and related pricing pressures. The result has been weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-prime mortgage products. The combination of these homebuilding industry and related mortgage financing developments resulted in significant decreases in our gross margins during fiscal 2007 and the first quarter of fiscal 2008 compared with the same periods in the prior years. Additionally, we incurred total land-related charges of $457.8 million and $90.2 million for the year ended October 31, 2007 and the three months ended January 31, 2008, respectively. These charges resulted from the write-off of deposit and pre-acquisition costs of $126.0 million and $16.3 million, respectively, related to land we no longer plan to pursue and impairments on owned inventory of $331.8 million and $73.8 million, respectively, for the fiscal year ended October 31, 2007 and the three months ended January 31, 2008. In addition to land related charges, the continued weakening of the market resulted in impairments of our intangible assets of $135.2 million during fiscal 2007, the majority of which related to intangibles in our Southeast’s segment.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices and continue to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We are delaying planned land purchases and renegotiating land prices and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels in fiscal 2008. We have also closely evaluated and made reductions in selling, general and administrative expenses, including Corporate general and administrative expenses, due in large part to a 46% reduction in head count from our peak in June 2006. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that will develop in the future.

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

Income Recognition from Home and Land Sales – We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement. In situations where the buyer’s financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS 66, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

Income Recognition from High-Rise/Mid-Rise Projects – We are developing several high-rise/mid-rise buildings that will take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS 66. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require to be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria, therefore the revenues from delivering homes in high-rise/mid-rise buildings are recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement with respect to that home.

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

Insurance Deductible Reserves – For homes delivered in fiscal 2008 and 2007, our deductible is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker’s compensation insurance deductible is $0.5 million per occurrence in fiscal 2008 and fiscal 2007. Reserves have been established based upon actuarial analysis of estimated losses for fiscal 2008 and fiscal 2007. We engage a third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

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

Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including trade names, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2007. We also assess definite life intangibles for impairment whenever events or changes indicate that their carrying amount may not be recoverable. An intangible impairment is recorded when events and circumstances indicate the undiscounted future cash flows generated from the business unit with the intangible asset are less than the net assets of the business unit. The impairment loss is the lesser of the difference between the net assets of the business unit and the discounted future cash flows generated from the applicable business unit, which approximates fair value and the intangible asset balance. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. However, we only have $3.3 million remaining in intangible assets and $32.7 million remaining in goodwill so any future impairments are limited to these balances. Any intangible impairment charge is included in Intangible amortization on the Condensed Consolidated Statements of Operations. We are amortizing the remaining definite life intangibles over their expected useful lives, ranging from one to four years.

Post Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we accrue warranty costs as part of cost of sales for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible expensed as selling, general and administrative costs. As previously stated, the deductible for our general liability insurance for homes delivered in fiscal 2008 and 2007 is $20 million per occurrence with an aggregate $20 million for liability claims, and an aggregate $21.5 million for construction defect claims. Both of these liabilities are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets.

Deferred Income Taxes - Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. See Total Taxes below under Results of Operations for further discussion of the valuation allowances.

Recent Accounting Pronouncements

See Note 16 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

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

Our cash uses during the three months ended January 31, 2008 were for operating expenses, construction, income taxes, and interest. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of January 31, 2008, 3.4 million shares of Class A Common Stock have been purchased under this program, (See Part II Item 2 for information on equity purchases). On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. In January 2007, we paid $2.7 million of dividends on the Series A Preferred Stock. In January 2008, we did not make any dividend payments as a result of restrictions in indentures governing our Senior and Senior Subordinated Notes.

On March 7, 2008, we entered into an amended and restated secured Revolving Credit Agreement (“Credit Agreement”), pursuant to which we make our homebuilding bank borrowings. The Credit Agreement amended our prior revolving credit agreement and reduced the revolving credit line from $1.2 billion to $900 million. The maturity of the Credit Agreement remains May 2011. We and each of our significant subsidiaries are guarantors under the Credit Agreement, except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the borrower, various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, certain financial services subsidiaries, joint ventures, and certain other subsidiaries, is a. In connection with the recent amendments to the Credit Agreement, K. Hovnanian and each of the guarantors has provided a security interest in their accounts receivables, contracts and ownership interests in K. Hovnanian and the guarantors as collateral for obligations under the Credit Agreement. In addition, under the terms of the Credit

Agreement, the guarantors are required to provide mortgages on certain real property of K. Hovnanian and its subsidiaries. Loans under the Credit Agreement bear interest at various rates based on (1)  a margin ranging from 0.25% to 1.50% per annum depending on our Adjusted Leverage Ratio (as defined in the Credit Agreement) plus a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% , (2) a margin ranging from 2.00% to 3.50% per annum, depending on our Adjusted Leverage Ratio, plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us or (3) a margin ranging from 2.125% to 3.625% per annum, based on our Adjusted Leverage Ratio, plus an index rate determined by reference to a LIBOR-based rate for one month. In addition, we pay a fee ranging from 0.25% to 0.55% per annum on the unused portion of the revolving credit line depending on our Adjusted Leverage Ratio and the average percentage unused portion of the revolving credit line. Borrowings under the agreement may be used for general corporate purposes. As of January 31, 2008 and October 31, 2007, there was $325.0 million and $206.8 million drawn under our prior revolving credit agreement excluding letters of credit totaling $269.1 million and $306.4 million, respectively. Under the borrowing base limits, as of January 31, 2008, we had an excess of $252.4 million available.

The Credit Agreement has covenants that restrict, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The Credit Agreement also contains covenants that require us to stay within specified financial ratios, including a net worth requirement, maximum leverage ratio, minimum fixed charge ratio and a borrowing base covenant. The Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of January 31, 2008, we were not in compliance with the Consolidated Tangible Net Worth, Fixed Charge Coverage Ratio and Adjusted Leverage Ratio covenants under the prior revolving credit agreement; however, we obtained waivers of compliance effective January 31, 2008, under these covenants. We are currently in compliance with the covenants and financial ratios under the Credit Agreement. We may also explore alternative or supplementary financing arrangements to the Credit Agreement.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. Our secured master repurchase agreement (which replaced our amended secured mortgage loan warehouse agreement) with a group of banks, which is a short-term borrowing facility, provides up to $161 million through December 26, 2008. Interest is payable monthly at LIBOR plus 1.10%. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. We also had a commercial paper facility which provided for up to $200 million through April 25, 2008 with interest payable monthly at LIBOR plus 0.40%. On November 28, 2007 we paid the outstanding balance in full and terminated the commercial paper facility. We believe that we will be able to extend the master repurchase agreement beyond its expiration date or negotiate a replacement facility, but there can be no assurance of such extension or replacement facility. As of January 31, 2008, the aggregate principal amount of all borrowings under the agreement was $97.5 million. The master repurchase agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of January 31, 2008, we were in compliance with the covenants of the master repurchase agreement.

At January 31, 2008, we had $1,515.0 million of outstanding senior notes ($1,510.7 million, net of discount), comprised of $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At January 31, 2008, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010. We and each of our wholly owned subsidiaries, except for K. Hovnanian Enterprises, Inc., the issuer of the senior and senior subordinated notes, and various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, certain financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor of the senior notes and senior subordinated notes. Under the terms of the indentures governing our debt securities, we have the right to make certain redemptions and depending on market conditions and covenant restrictions, may do so from time to time. We may also make open market purchases from time to time depending on market conditions and covenant restrictions. The indentures governing the senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior notes and senior subordinated notes is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness . As a result of this restriction, we are currently restricted from paying dividends on the Series A Preferred Stock and will continue to be restricted during the remainder of fiscal 2008. If current market trends continue or worsen, we anticipate that we will continue to be restricted from paying dividends into fiscal 2009. The restriction on making preferred dividend payments under our bond indentures will not affect our compliance with any of the covenants contained in our Revolving Credit Agreement. The indentures also contain events of default which would permit the holders of the senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency. As of January 31, 2008, we were in compliance with the covenants of these indentures.

Total inventory decreased $132.2 million during the three months ended January 31, 2008 of which $73.8 million was attributed to impairments. This decrease excluded the decrease in consolidated inventory not owned of $29.4 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See “Notes to Condensed Consolidated Financial Statements” – Note 14 for additional information on FIN 46R. Specific performance decreased $2.2 million for the quarter. This was due to the fact that some of the lots previously recorded as a future obligation were taken down during the first three months of 2008. Other options inventory decreased $6.0 million for this period. Other options consist of our GMAC model program and structured lot option agreements. GMAC model inventory decreased $5.4 million as a result of our decision to remove homes from the program, primarily in the Mid-Atlantic. Structured lot option inventory decreased $0.6 million during the three months ended January 31, 2008. This decrease was primarily due to the decision to walk away from a deal in the Northeast and the purchase of some lots under a structured option in the Southeast. This decrease was offset by additional inventory recorded for a deal in the Northeast during the period. Total inventory decreased in the Mid-Atlantic $17.7 million, the Southeast $24.3 million, the Midwest $5.1 million, the Southwest $7.5 million, and the West $81.7 million. These decreases were offset by an increase of $4.1 million in the Northeast. The decreases were primarily the result of deliveries in existing communities and inventory impairments incurred in the quarter. Substantially all homes under construction or completed and included in inventory at January 31, 2008 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our line of credit, preferred stock and senior and senior subordinated indebtedness.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Inventory impairment losses, which include inventory that has been written-off or written-down, increased $48.7 million for the three months ended January 31, 2008, compared to the same period in the prior year. During the first quarter of fiscal 2008, we incurred $73.8 million in write-downs primarily attributable to significant impairments taken as a result of continued deterioration in our California operations in the West, as well as smaller impairments in our other segments. In addition, we recorded land option write-offs in the amount of $16.3 million.

The following table summarizes the number of buildable homes included in our total residential real estate.

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

January 31, 2008:

Northeast	35	5,239	6,809	12,048
Mid-Atlantic	70	6,720	4,782	11,502
Midwest	24	2,851	996	3,847
Southeast	83	6,819	4,262	11,081
Southwest	125	9,548	2,490	12,038
West	67	7,754	1,547	9,301

Consolidated total	404	38,931	20,886	59,817

Unconsolidated joint ventures		3,579	592	4,171

Total including unconsolidated joint ventures		42,510	21,478	63,988

Owned		21,627	5,745	27,372
Optioned		16,588	15,141	31,729

Controlled lots		38,215	20,886	59,101

Construction to permanent financing lots		716		716

Consolidated total		38,931	20,886	59,817

Lots controlled by unconsolidated joint ventures		3,579	592	4,171

Total including unconsolidated joint ventures		42,510	21,478	63,988

	Active Communities	Active Communities Homes	Proposed Developable Homes	Grand Total Homes
October 31, 2007:

Northeast	37	5,497	7,426	12,923
Mid-Atlantic	74	7,169	5,458	12,627
Midwest	31	3,066	996	4,062
Southeast	88	9,087	4,491	13,578
Southwest	129	10,689	3,247	13,936
West	72	8,250	1,547	9,797

Consolidated total	431	43,758	23,165	66,923

Unconsolidated joint ventures		3,734	592	4,326

Total including unconsolidated joint ventures		47,492	23,757	71,249

Owned		22,559	6,121	28,680
Optioned		19,060	17,044	36,104

Controlled lots		41,619	23,165	64,784

Construction to permanent financing lots		2,139		2,139

Consolidated total		43,758	23,165	66,923

Lots controlled by unconsolidated joint ventures		3,734	592	4,326

Total including unconsolidated joint ventures		47,492	23,757	71,249

The following table summarizes our started unsold homes and models. The decrease in total started unsold homes compared to the prior year end is primarily due to a focused effort to sell inventoried homes during the first quarter. In some instances, this required additional incentives to be given to homebuyers on completed unsold homes.

	January 31, 2008			October 31, 2007

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	252	53	305	301	49	350
Mid-Atlantic	264	5	269	318	3	321
Midwest	103	25	128	125	28	153
Southeast	316	24	340	386	24	410
Southwest	582	93	675	787	91	878
West	381	223	604	473	237	710

Total	1,898	423	2,321	2,390	432	2,822

Investments in and advances to unconsolidated joint ventures decreased $14.2 million during the three months ended January 31, 2008. This decrease is due to distributions received from the joint ventures and losses incurred by the joint ventures during the three months ended January 31, 2008, offset by increases resulting from income from joint ventures not distributed and additional investment in joint ventures. As of January 31, 2008, we have investments in ten homebuilding joint ventures and nine land development joint ventures. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no other guarantees associated with unconsolidated joint ventures.

Receivables, deposits, and notes decreased $21.0 million to $88.9 million at January 31, 2008. The decrease was primarily due to the receipts of cash from insurance carriers related to outstanding warranty claims, as well as the return of deposits on land option deals we terminated in fiscal 2007.

	Prepaid expenses and other assets were as follows:

	January 31,	October 31,	Dollar
	2008	2007	Change

Prepaid insurance	$10,181	$6,769	$3,412
Prepaid project costs	106,768	110,439	(3,671)
Senior residential rental properties	7,584	7,694	(110)
Other prepaids	22,237	20,995	1,242
Other assets	14,052	28,135	(14,083)

Total	$160,822	$174,032	$(13,210)

Prepaid insurance increased due to a payment of a full year of certain liability insurance premium costs during the first quarter of fiscal 2008. These costs are amortized over the life of the associated insurance policy. Prepaid project costs decreased due to the reduction in the number of active selling communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other assets decreased because there were significant distributions in the first quarter from our executive deferred compensation plan.

At January 31, 2008 and October 31, 2007, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2002.

Definite life intangibles decreased $0.9 million to $3.3 million at January 31, 2008, as a result of amortization during the three months.

Income taxes receivable increased $22.2 million in the three months ended January 31, 2008 as a result of temporary differences between book and tax related to the inventory and intangible impairment charges taken, partially offset by an increase in the deferred tax asset valuation allowance of $21.2 million.

Accounts payable and other liabilities are as follows:

	January 31,	October 31,	Dollar
	2008	2007	Change

Accounts payable	$214,871	$170,091	$44,780
Reserves	129,681	131,790	(2,109)
Accrued expenses	58,479	97,753	(39,274)
Accrued compensation	22,453	53,767	(31,314)
Other liabilities	30,632	62,021	(31,389)
Total	$456,116	$515,422	$(59,306)

The increase in accounts payable was primarily due to an increase in our accrual for inventory received but not yet invoiced. The decrease in accrued expenses is due to payments made for land options that were terminated and accrued in the fourth quarter of fiscal 2007. The decrease in accrued compensation was primarily due to the significant distributions in the first quarter from our executive deferred compensation plan as well as payment of our fiscal year 2007 bonuses during the first quarter of 2008. The decrease in other liabilities is primarily related to accrued costs paid when the significant number of homes closed in our Fort Myers operation during the quarter. Also contributing to the decrease was a decrease in deferred revenue for homes financed through our wholly-owned mortgage subsidiary, whereby a less than 5% deposit was obtained on the home sale.

Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $104.7 million and $182.6 million at January 31, 2008 and October 31, 2007, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. The decrease in the receivable from October 31, 2007 is directly related to a decrease in the volume of loans financed at January 31, 2008.

Customer deposits decreased $7.6 million to $57.7 million at January 31, 2008. The decrease is primarily due to the reduction in the number of homes in backlog from 5,938 at October 31, 2007 to 3,845 at January 31, 2008. Also contributing to the decrease was the timing of cash received in excess of billings related to homes that have customer construction financing arrangements in the Southeast.

Mortgage warehouse line of credit under our secured master repurchase agreement decreased $73.6 million to $97.5 million at January 31, 2008. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2007 to January 31, 2008.

Accrued interest decreased $21.6 million to $22.3 million at January 31, 2008. The decrease is primarily attributable to the semi-annual interest payments on senior notes and senior subordinated notes made during the first quarter of 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2008 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2007

Total revenues:

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
	January 31, 2008	January 31, 2007	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$1,051,818	$1,135,916	$(84,098)	(7)%
Land sales and other revenues	27,910	8,337	19,573	235%
Financial services	13,973	21,548	(7,575)	(35)%

Total revenues	$1,093,701	$1,165,801	$(72,100)	(6)%

Homebuilding:

Compared to the same prior period, homebuilding revenues decreased $84.1 million, or 7%, during the three months ended January 31, 2008. The mix of deliveries changed significantly from the first quarter of 2007, resulting in an average price per home of $291,800 in 2008 compared to $347,800 in 2007. The significant difference in mix was the result of 37% of the deliveries coming from our Fort Myers operations in the first quarter of 2008 compared to 11% in 2007. This trend is not expected to continue as the majority of the Fort Myers backlog has now been delivered. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see section titled “Land Sales and Other Revenues” below.

Information on homes delivered by market area is set forth below:

	Three Months Ended January 31,

	2008	2007
	(Dollars in Thousands)
Northeast:
Dollars	$160,346	$213,286
Homes	314	460

Mid-Atlantic:
Dollars	$125,558	$222,688
Homes	297	470

Midwest:
Dollars	$46,580	$38,579
Homes	211	196

Southeast:
Dollars	$393,182	$217,725
Homes	1,629	814

Southwest:
Dollars	$164,184	$176,170
Homes	691	787

West:
Dollars	$161,968	$267,468
Homes	462	539

Consolidated total:
Dollars	$1,051,818	$1,135,916
Homes	3,604	3,266

Unconsolidated joint
ventures:
Dollars	$66,568	$108,496
Homes	155	289

Totals:
Housing revenues	$1,118,386	$1,244,412
Homes delivered	3,759	3,555

                An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts(1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
	2008	2007	2008	2007
	(Dollars in Thousands)
Northeast:
Dollars	$83,416	$175,048	$431,517	$564,067
Homes	198	386	859	1,144

Mid-Atlantic:
Dollars	$73,424	$192,639	$308,344	$534,211
Homes	201	431	657	1,095

Midwest:
Dollars	$18,737	$55,945	$126,937	$137,355
Homes	102	254	650	726

Southeast:
Dollars	$42,423	$40,021	$195,367	$895,371
Homes	155	144	677	3,143

Southwest :
Dollars	$124,385	$166,202	$136,931	$219,183
Homes	545	731	605	943

West:
Dollars	$115,405	$274,853	$149,539	$338,617
Homes	310	624	397	749

Consolidated total:
Dollars	$457,790	$904,708	$1,348,635	$2,688,804
Homes	1,511	2,570	3,845	7,800

Unconsolidated joint ventures:
Dollars	$52,747	$(2,170)	$187,417	$410,104
Homes	108	43	380	884

Totals:
Dollars	$510,537	$902,538	$1,536,052	$3,098,908
Homes	1,619	2,613	4,225	8,684

(1) Net contracts are defined as new contracts during the period for the purchase of homes, less cancellations of prior contracts.

Our reported level of sales contracts (net of cancellations) has been impacted by a slowdown in the pace in most of the Company’s segments and an increase in our cancellation rates over the past two years, due to weakening market conditions. The cancellation rate represents the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures.

Quarter	2008	2007	2006	2005	2004

First	38%	36%	30%	27%	23%
Second		32%	32%	21%	19%
Third		35%	33%	24%	20%
Fourth		40%	35%	25%	24%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of backlog. For comparison, the following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2008	2007	2006	2005	2004

First	24%	18%	12%	15%	14%
Second		19%	16%	14%	14%
Third		19%	16%	15%	12%
Fourth		31%	20%	12%	16%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. Cancellations also occur as a result of buyer failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, in recent quarters we have experienced a higher than normal number of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in the contract price, and due to tighter mortgage underwriting criteria leading to some customer’s inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. We expect that cancellation rates will return to a more normal level at some point as prices stabilize, but it is difficult to predict when this will occur, and the timing will vary by market. A failure to return to a more normal level would continue to negatively impact our results of operations.

               Cost of sales includes expenses for consolidated housing and land and lot sales, including impairment loss and land option write-offs (defined as “land charges” in the schedules below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended January 31,
	2008	2007

Sale of homes	$1,051,818	$1,135,916

Cost of sales, excluding interest	981,568	931,483

Homebuilding gross margin, before cost of sales interest expense and land charges	70,250	204,433

Cost of sales interest expense, excluding land sales interest expense	27,963	26,816

Homebuilding gross margin, after cost of sales interest expense, before land charges	42,287	177,617

Land charges	90,168	41,474

Homebuilding gross margin, after cost of sales interest expense and land charges	$(47,881)	$136,143

Gross margin percentage, before cost of sales interest expense and land charges	6.7%	18.0%

Gross margin percentage, after cost of sales interest expense, before land charges	4.0%	15.6%

Gross margin percentage, after cost of sales interest expense and land charges	(4.6)%	12.0%

                Cost of Sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended January 31,

	2008	2007

Sale of homes	100.0%	100.0%

Cost of sales, excluding interest:
Housing, land & development costs	84.1%	71.2%
Commissions	2.3%	2.9%
Financing concessions	1.2%	1.3%
Overheads	5.7%	6.6%
Total cost of sales, before interest expense and land charges	93.3%	82.0%
Gross margin percentage, before cost of sales interest expense and land charges	6.7%	18.0%

Cost of sales interest	2.7%	2.4%
Gross margin percentage, after cost of sales interest expense and before land charges	4.0%	15.6%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write off charges decreased to 6.7% during the three months ended January 31, 2008 compared to 18.0% for the same period last year. During 2003, 2004, and 2005, our gross margin was higher than where we would expect to see our normalized margins, which is approximately between 20% and 22%. Continued declines in percentages in the first quarter of 2008 from 10.9% in the fourth quarter of 2007, are primarily the result of decreased sales prices and increased buyer concessions, as well as a significant impact from the large number of deliveries in our Fort Myers operations. Excluding the Fort Myers deliveries, gross margin percentage would have been 8.6%. The declining pace of sales in our markets in 2007 and 2008 has led to intense competition in many of our specific community locations. In order to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered some base prices, all of which have impacted our margins significantly. In addition, homes for which contracts have been cancelled have typically been resold at a lower price, resulting in a further decline in margins. As discussed in “Homebuilding Operations by Segment” below, certain of our segments experienced increases in average selling prices for the three months ended January 31, 2008 compared to 2007. It should be noted however, that these increases are primarily the result of geographic and community mix of our deliveries, rather than an ability to increase home prices.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues decreased to 9.3% for the three months ended January 31, 2008, compared to 11.6% for the three months ended January 31, 2007. Such expenses decreased $32.0 million for the three months ended January 31, 2008 compared to the same period last year as we have reduced these costs through headcount reduction and other cost saving measures.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended January 31,
	2008	2007

Land and lot sales	$22,753	$3,599
Cost of sales, excluding interest	21,996	2,492
Land and lot sales gross margin, excluding interest	757	1,107
Land sales interest expense	625	56
Land and lot sales gross margin, including interest	$132	$1,051

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales in the first three months of the year were less than the first three months of 2007, and for the full fiscal year 2008, we expect pre-tax profit from land sales to be lower than they were in fiscal 2007. While land sales revenues in the first quarter of 2008 significantly exceeded land sales in 2007, profits did not as the sales in 2008 were primarily at break even prices. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.

Other Revenues include income from contract cancellations, where the deposit has been forfeited due to contract terms, interest income, cash discounts and miscellaneous one-time receipts.

HOMEBUILDING OPERATIONS BY SEGMENT

Homebuilding Results by Segment

Segment Analysis

	Three Months Ended January 31,
	2008	2007	Change
	(Dollars in Thousands, except average sales price)

Northeast
Homebuilding revenue	$181,917	$214,094	$(32,177)
(Loss) income before taxes	$(11,535)	$16,460	$(27,995)
Homes delivered	314	460	(146)
Average sales price	$510,656	$463,663	$46,993

Mid-Atlantic
Homebuilding revenue	$127,808	$223,742	$(95,934)
(Loss) income before taxes	$(23,038)	$26,297	$(49,335)
Homes delivered	297	470	(173)
Average sales price	$422,754	$473,800	$(51,046)

Midwest
Homebuilding revenue	$47,684	$38,824	$8,860
Loss before taxes	$(14,377)	$(10,532)	$(3,845)
Homes delivered	211	196	15
Average sales price	$220,758	$196,832	$23,926

Southeast
Homebuilding revenue	$393,405	$219,937	$173,468
Loss before taxes	$(5,995)	$(87,759)	$81,764
Homes delivered	1,629	814	815
Average sales price	$241,364	$267,477	$(26,113)

Southwest
Homebuilding revenue	$164,560	$177,012	$(12,452)
(Loss) income before taxes	$(6,725)	$6,669	$(13,394)
Homes delivered	691	787	(96)
Average sales price	$237,603	$223,850	$13,753

West
Homebuilding revenue	$164,136	$270,515	$(106,379)
Loss before taxes	$(88,001)	$(677)	$(87,324)
Homes delivered	462	539	(77)
Average sales price	$350,580	$496,234	$(145,654)

Northeast - Homebuilding revenues decreased 15.0% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a 31.7% decrease in homes delivered offset by a 10.1% increase in average selling price as the mix of communities delivered in 2008 was different than 2007. Income before income taxes decreased $28.0 million to a loss of $11.5 million in the first quarter mainly due to a significant reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive and $4.1 million of inventory impairment losses and land option write-offs recorded in the first quarter of 2008.

Mid-Atlantic - Homebuilding revenues decreased 42.9% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a 36.8% decrease in homes delivered and a 10.8% decrease in average selling price due to the increased incentives and the mix of communities delivered in 2008 was different than 2007. Income before income taxes decreased $49.3 million to a loss of $23.0 million, with $14.8 million of the decrease due to inventory impairment losses and land option write-offs in the first quarter of 2008. The segment also had a significant reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Midwest - Homebuilding revenues increased 22.8% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a 7.7% increase in homes delivered and a 12.2% increase in average selling price. The increases in homes delivered and average selling prices were the result of organic growth in this segment in Cleveland, Illinois and Minnesota, as these operations were started or acquired since 2004. Despite the growth in revenues, the segment loss before income taxes increased $3.8 million to a loss of $14.4 million in the first quarter. This was due to a reduction in gross margin percentage before interest expense and $5.6 million of inventory impairment losses and land option write-offs in the first quarter of 2008.

Southeast - Homebuilding revenues increased 78.9% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a 100.1% increase in homes delivered offset by a 9.8% decrease in average selling price. The primary reason for the increase in deliveries is due to the 1,345 deliveries from our Fort Myers operations. Loss before income taxes decreased $81.8 million to $6.0 million in the first quarter mainly due to $6.8 million in inventory impairments and land option write-offs taken in the first quarter of 2008 and a significant reduction in gross margin percentage before interest expense primarily because the significant number of Fort Myers homes only had a 2% gross margin. The proportion of Fort Myers homes will be significantly less in the remainder of the year.

Southwest - Homebuilding revenues decreased 7.0% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a 12.2% decrease in homes delivered offset by a 6.1% increase in average selling price as the mix of communities delivered in 2008 was different than 2007. Income before income taxes decreased $13.4 million to a loss of $6.7 million in 2008 mainly due to a reduction in gross margin percentage before interest expense and $7.6 million in inventory impairment losses and land option write-offs in the first quarter of 2008.

West - Homebuilding revenues decreased 39.3% in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a 14.3% decrease in homes delivered and a 29.4% decrease in average selling price. The decrease in deliveries was the result of the more competitive and slowing housing market in California during 2007 and the first quarter of 2008. This reduced revenue was further compounded by a significant reduction in gross margin percentage before interest expense and $51.2 million in inventory impairment losses and land option write-offs in the first quarter of 2008. As a result of the above, loss before interest expense increased $87.3 million to a loss of $88.0 million in 2008.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three months ended January 31, 2008, financial services provided a $3.1 million profit before income taxes, compared to a profit of $8.5 million for the same period in 2007. The decrease in pretax profit for the three months ended January 31, 2008 is due to decreased mortgage settlements, a decrease in the average price of settlements, partially offset by a reduction in costs.

Corporate General and Administrative

Corporate general and administrative expenses represent the operations at our headquarters in Red Bank, New Jersey. These expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses increased slightly to 2.0% for the three months ended January 31, 2008 from 1.9% for the prior year’s first quarter. However, in dollars, Corporate general and administrative expenses decreased $0.8 million during the three months ended January 31, 2008, compared to the same period last year.

Other Interest

Other interest decreased $0.7 million for the three months ended January 31, 2008, compared to the three months ended January 31, 2007. In 2007, this interest included interest on completed homes in our Fort Myers operations, but those homes have now been delivered thus resulting in the decrease in other interest.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations decreased to $0.8 million for the three months ended January 31, 2008, compared to $1.5 million for the three months ended January 31, 2007. The decrease is primarily due to decreased minority interest expense as a consolidated joint venture comprising the majority of this fluctuation delivered its remaining homes in 2007.

Intangible Amortization

We are amortizing our definite life intangibles over their expected useful life, ranging from one to four years. Intangible amortization decreased $60.6 million for the three months ended January 31, 2008, when compared to the same period last year. This decrease was primarily the result of the write-off of intangible assets for the Fort Myers operations in the Southeast during the first quarter of 2007 and reduced intangible amortization in 2008 as a result of extensive write-offs during the fourth quarter of 2007.

(Loss) Income From Unconsolidated Joint Ventures

(Loss) income from unconsolidated joint ventures consists of our share of the losses or earnings of the joint venture. The balance decreased $7.0 million to a loss of $5.0 million for the three months ended January 31, 2008 when compared to the same period last year. The decrease in 2008 is primarily related to our share of the losses from inventory impairments and land-option and walk-away costs from our joint venture with affiliates of Blackstone Real Estate Advisors.

Total Taxes

Total taxes as a percentage of the loss before taxes was 22% for the three months ended January 31, 2008. The rate was significantly below the statutory tax rate because we recorded an additional $21.2 million charge to our deferred tax asset valuation allowance in the quarter as discussed further below. For the remainder of the year, we do not expect to record any additional tax benefits.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Given the continued downturn in the homebuilding industry during 2007 and the first quarter of 2008, resulting in additional inventory and intangible impairments, we now anticipate being in a three year cumulative loss position during fiscal 2008. According to SFAS 109, a three year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, we recorded an additional valuation allowance of $215.7 million against our deferred tax assets. Our deferred tax assets, for which there is no valuation allowance, relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2005 and 2006 years. Our valuation allowance increased $21.2 million during the first quarter of 2008 from $265.9 million at October 31, 2007 to $287.1 million at January 31, 2008.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 64% of our homebuilding cost of sales.

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
. Changes in market conditions and seasonality of the Company’s business;
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
. Operations through joint ventures with third parties;
. Product liability litigation and warranty claims;
. Successful identification and integration of acquisitions;
. Significant influence of the Company's controlling stockholders; and
. Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties, and other factors are described in detail in Item 1 “Business” and Item 1A “Risk Factors” in our Form 10-K for the year ended October 31, 2007. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit under our secured master repurchase agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of January 31, 2008, our long term debt obligations principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (“FMV”).

	As of January 31, 2008

	Expected Maturity Date

	2008	2009	2010	2011	2012	Thereafter	Total	FMV at January 31, 2008
	(Dollars in Thousands)
Long term debt(1):
Fixed rate	$9,417	$760	$100,813	$870	$250,930	$1,584,430	$1,947,220	$1,297,520
Weighted average interest rate	5.14%	6.71%	6.01%	6.76%	8.52%	7.06%	7.18%

(1) Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.

In addition, we have reassessed the market risk for our variable rate debt, which at January 31, 2008 was, under the terms of our prior revolving credit facility, based on (1) a base rate determined by reference to the higher of (a) PNC Bank, National Association’s prime rate and (b) the federal funds rate plus 1/2% or (2) a margin ranging from 0.65% to 1.50% per annum, depending on our Adjusted Leverage Ratio, as defined in the prior revolving credit agreement, and our debt ratings plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us. We believe that a 1% increase in this rate would have resulted in an approximate $0.6 million increase in interest expense for the three months ended January 31, 2008, assuming an average of $265.9 million of variable rate debt outstanding from November 1, 2007 to January 31, 2008. We have also reassessed the market risk for our variable debt at January 31, 2008 under the terms of our amended and restated secured revolving Credit Agreement, under which interest is based on (1) a margin ranging from 0.25% to 1.50% per annum depending on our Adjusted Leverage Ratio (as defined in the Credit Agreement) plus a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% , (2) a margin ranging from 2.00% to 3.50% per annum, depending on our Adjusted Leverage Ratio, plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us or (3) a margin ranging from 2.125% to 3.625% per annum, based on our Adjusted Leverage Ratio, plus an index rate determined by reference to a LIBOR-based rate for one month. We believe that a 1% increase in this rate would have resulted in an approximate $0.6 million increase in interest expense for the three months ended January 31, 2008, assuming an average of $265.9 million of variable rate debt outstanding from November 1, 2007 to January 31, 2008.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2008. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures as of January 31, 2008 are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item I.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 16, 2007, in transactions approved in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, as amended we (i) exchanged 500,000 shares of Class B Common Stock held by Ara K. Hovnanian for an equal number of shares of Class A Common Stock and (ii) immediately thereafter exchanged the 500,000 shares of Class B Common Stock received from Ara K. Hovnanian for an equal number of shares of Class A Common Stock held by Kevork S. Hovnanian. The aggregate Hovnanian family holdings of shares, both Class A Common Stock and Class B Common Stock, remain unchanged by such exchanges. The Class A Common Stock and Class B Common Stock were exchanged pursuant to Section 3(a)(9) of the Act.

On December 14, 2007, in transactions approved in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, as amended we (i) exchanged 600,000 shares of Class B Common Stock held by Ara K. Hovnanian for an equal number of shares of Class A Common Stock and (ii) immediately thereafter exchanged the 600,000 shares of Class B Common Stock received from Ara K. Hovnanian for an equal number of shares of Class A Common Stock held by Kevork S. Hovnanian. The aggregate Hovnanian family holdings of shares, both Class A Common Stock and Class B Common Stock, remain unchanged by such exchanges. The Class A Common Stock and Class B Common Stock were exchanged pursuant to Section 3(a)(9) of the Act.

Issuer Purchases of Equity Securities(1)

No shares of our 7.625% Series A Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the first quarter of fiscal 2008. The table below provides information with respect to purchases of shares of our Class A Common Stock and Class B Common Stock made by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal first quarter of fiscal 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs

November 1, 2007 through November 30, 2007	500,000 (Class A) (2)			612,668
November 1, 2007 through November 30, 2007	500,000 (Class B) (2)			612,668
December 1, 2007 through December 31, 2007	600,000 (Class A) (3)			612,668
December 1, 2007 through December 31, 2007	600,000 (Class B) (3)			612,668
January 1, 2008 through January 31, 2008				612,668

(1) In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 4, 2004).

(2)	On November 16, 2007, in transactions approved in accordance with Rule 16b-3 under the Securities
Exchange Act of 1934, as amended we (i) exchanged 500,000 shares of Class B Common Stock held by Ara K. Hovnanian for an equal number of shares of Class A Common Stock and (ii) immediately thereafter exchanged the 500,000 shares of Class B Common Stock received from Ara K. Hovnanian for an equal number of shares of Class A Common Stock held by Kevork S. Hovnanian. The aggregate
Hovnanian family holdings of shares, both Class A Common Stock and Class B Common Stock, remain unchanged by such exchanges.

(3)	On December 14, 2007, in transactions approved in accordance with Rule 16b-3 under the Securities
Exchange Act of 1934, as amended we (i) exchanged 600,000 shares of Class B Common Stock held by Ara K. Hovnanian for an equal number of shares of Class A Common Stock and (ii) immediately thereafter exchanged the 600,000 shares of Class B Common Stock received from Ara K. Hovnanian for an equal number of shares of Class A Common Stock held by Kevork S. Hovnanian. The aggregate
Hovnanian family holdings of shares, both Class A Common Stock and Class B Common Stock, remain unchanged by such exchanges.

Item 5. Other Information

On March 7, 2008, we entered into an amended and restated secured Revolving Credit Agreement (“Credit Agreement”). The Credit Agreement amended the Company’s prior Revolving Credit Agreement and reduced the revolving credit line from $1.2 billion to $900 million. The maturity of the Credit Agreement remains May 2011. Loans under the Credit Agreement bear interest at various rates based on (1) a margin ranging from 0.25% to 1.50% per annum depending on our Adjusted Leverage Ratio (as defined in the Credit Agreement) plus a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% , (2) a margin ranging from 2.00% to 3.50% per annum, depending on our Adjusted Leverage Ratio, plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us or (3) a margin ranging from 2.125% to 3.625% per annum, based on Adjusted Leverage Ratio, plus an index rate determined by reference to a LIBOR-based rate for one month. In addition, we pay a fee ranging from 0.25% to 0.55% per annum on the unused portion of the revolving credit line depending on our Adjusted Leverage Ratio and the average percentage unused portion of the revolving credit line.

The Credit Agreement has covenants that restrict, among other things, our and certain of our subsidiaries’, including K. Hovnanian’s, ability to incur additional indebtedness, pay dividends on common and preferred stock and repurchase capital stock, make other restricted payments, make investments, sell certain assets, incur liens, enter into consolidations, mergers and transfers of all or substantially all of its assets and enter into certain transactions with affiliates. The Credit Agreement also contains covenants that require us to stay within specified financial ratios, including a net worth requirement, maximum leverage ratio, minimum fixed charge ratio and borrowing base covenant, which are less restrictive than those under the facility it replaced. The Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Credit Agreement or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency.

We and each of our significant subsidiaries, except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the borrower, various subsidiaries formerly engaged in the issuance of collateralized mortgage obligations, a subsidiary formerly engaged in homebuilding activity in Poland, certain financial services subsidiaries, joint ventures, and certain other subsidiaries, is a guarantor under the Credit Agreement and have provided collateral (including accounts receivable, contracts and certain real property) to secure obligations under the Credit Agreement. Borrowings under the Credit Agreement may be used for general corporate purposes. The amended facility is led by Wachovia Capital Markets, LLC and Bank of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners, PNC Bank, National Association is Administrative Agent, Bank of America, N.A. and Wachovia Bank, National Association are Syndication Agents, and JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland plc are Documentation Agents.

Item 6.	Exhibits

Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

Exhibit 3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant. (2)

Exhibit 3(c) Certificate of Amendment of Certificate of Incorporation of the Registrant. (3)

Exhibit 3(d) Restated Bylaws of the Registrant. (4)

Exhibit 4(a) Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(5)

Exhibit 10(a) Seventh Amended and Restated Credit Agreement dated March 7, 2008.

Exhibit 10(b) Guaranty and Suretyship Agreement, dated March 7, 2008.

Exhibit 10(c) Pledge Agreement, dated as of March 7, 2008.

Exhibit 10(d) Security Agreement, dated as of March 7, 2008.

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

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 11, 2008
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer

DATE:	March 11, 2008
/S/PAUL W. BUCHANAN
Paul W. Buchanan
Senior Vice President/
Chief Accounting Officer