Form 10-Q
period 2008-04-30
HOVNANIAN ENTERPRISES INC
filed 2008-06-09
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For quarterly period ended APRIL 30, 2008 or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 62,051,052 shares of Class A Common Stock and 14,644,227 shares of Class B Common Stock were outstanding as of June 4, 2008.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX

PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of April 30,
2008 (unaudited) and October 31, 2007	3

Condensed Consolidated Statements of Operations for the three
and six months ended April 30, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statement of Stockholders'
Equity for the six months ended April 30, 2008 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for
the six months ended April 30, 2008 and 2007 (unaudited)	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	53

Item 4. Controls and Procedures	54

PART II. Other Information
Item 1. Legal Proceedings	54

Item 1A – Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	62

Item 4. Submission of Matters to a Vote of Security Holders	62

Item 6. Exhibits	64

Signatures	67

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	April 30, 2008	October 31, 2007
ASSETS
	(unaudited)
Homebuilding:
Cash and cash equivalents	$119,910	$12,275

Restricted cash	4,461	6,594

Inventories - at the lower of cost or fair value:
Sold and unsold homes and lots under development	2,039,797	2,792,436

Land and land options held for future
development or sale	624,614	446,135

Consolidated inventory not owned:
Specific performance options	7,582	12,123
Variable interest entities	102,807	139,914
Other options	116,111	127,726

Total consolidated inventory not owned	226,500	279,763

Total inventories	2,890,911	3,518,334

Investments in and advances to unconsolidated
joint ventures	166,408	176,365

Receivables, deposits, and notes	113,638	109,856

Property, plant, and equipment – net	101,169	106,792

Prepaid expenses and other assets	156,886	174,032

Goodwill	32,658	32,658

Definite life intangibles	2,996	4,224

Total homebuilding	3,589,037	4,141,130

Financial services:
Cash and cash equivalents	3,982	3,958
Restricted cash	6,149	11,572
Mortgage loans held for sale	136,294	182,627
Other assets	3,906	6,851

Total financial services	150,331	205,008

Income taxes receivable – including net deferred
tax benefits	223,223	194,410

Total assets	$3,962,591	$4,540,548

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	April 30, 2008	October 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Homebuilding:
Nonrecourse land mortgages	$4,871	$9,430
Accounts payable and other liabilities	413,736	515,422
Customers’ deposits	48,790	65,221
Nonrecourse mortgages secured by operating
properties	22,618	22,985
Liabilities from inventory not owned	164,887	189,935

Total homebuilding	654,902	802,993

Financial services:
Accounts payable and other liabilities	13,349	19,597
Mortgage warehouse line of credit	123,142	171,133

Total financial services	136,491	190,730

Notes payable:
Revolving credit agreement	325,000	206,750
Senior notes	1,510,832	1,510,600
Senior subordinated notes	400,000	400,000
Accrued interest	45,274	43,944

Total notes payable	2,281,106	2,161,294

Total liabilities	3,072,499	3,155,017

Minority interest from inventory not owned	38,552	62,238

Minority interest from consolidated joint ventures	1,380	1,490

Stockholders’ equity:
Preferred stock, $.01 par value-authorized 100,000
shares; issued 5,600 shares at April 30,
2008 and at October 31, 2007 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value-authorized
200,000,000 shares; issued 59,713,441 shares at
April 30, 2008 and 59,263,887 shares at
October 31, 2007 (including 11,694,720
shares at April 30, 2008 and
October 31, 2007 held in Treasury)	597	593
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) authorized
30,000,000 shares; issued 15,337,350 shares at
April 30, 2008 and 15,338,840 shares at
October 31, 2007 (including 691,748 shares at
April 30, 2008 and October 31, 2007 held in
Treasury)	153	153
Paid in capital – common stock	285,727	276,998
Retained earnings	543,641	1,024,017
Treasury stock - at cost	(115,257)	(115,257)

Total stockholders’ equity	850,160	1,321,803

Total liabilities and stockholders’ equity	$3,962,591	$4,540,548

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Revenues:
Homebuilding:
Sale of homes	$755,684	$1,058,014	$1,807,502	$2,193,930
Land sales and other revenues	8,203	34,761	36,113	43,098

Total homebuilding	763,887	1,092,775	1,843,615	2,237,028
Financial services	12,552	17,883	26,525	39,431

Total revenues	776,439	1,110,658	1,870,140	2,276,459

Expenses:
Homebuilding:
Cost of sales, excluding interest	706,845	903,810	1,710,409	1,837,785
Cost of sales interest	34,572	28,756	63,160	55,628
Inventory impairment loss and land option write-offs	245,860	34,353	336,028	75,827

Total cost of sales	987,277	966,919	2,109,597	1,969,240

Selling, general and administrative	97,646	137,637	197,815	269,779

Total homebuilding	1,084,923	1,104,556	2,307,412	2,239,019

Financial services	8,450	11,628	19,320	24,698

Corporate general and administrative	21,296	19,558	43,112	42,191

Other interest	462	6,666	1,002	7,886

Other operations	1,057	805	1,863	2,258

Intangible amortization	292	6,718	1,227	68,274

Total expenses	1,116,480	1,149,931	2,373,936	2,384,326

Loss from unconsolidated joint
ventures	(3,397)	(2,160)	(8,436)	(195)

Loss before income taxes	(343,438)	(41,433)	(512,232)	(108,062)

State and federal income tax (benefit) provision:
State	11,942	1,094	14,225	(1,252)
Federal	(14,669)	(14,468)	(54,803)	(24,143)

Total taxes	(2,727)	(13,374)	(40,578)	(25,395)

Net loss	(340,711)	(28,059)	(471,654)	(82,667)
Less: preferred stock dividends	-	2,669	-	5,338

Net loss available to common
stockholders	$(340,711)	$(30,728)	$(471,654)	$(88,005)
Per share data:
Basic:
Loss per common share	$(5.29)	$(0.49)	$(7.43)	$(1.40)
Weighted average number of common
shares outstanding	64,410	63,004	63,455	62,953
Assuming dilution:
Loss per common share	$(5.29)	$(0.49)	$(7.43)	$(1.40)
Weighted average number of common
shares outstanding	64,410	63,004	63,455	62,953

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In Thousands Except Share Amounts) (Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance, October 31, 2007	47,569,167	$593	14,647,092	$153	5,600	$135,299	$276,998	$1,024,017	$(115,257)	$1,321,803

Adoption of FASB interpretation No. 48 (FIN 48)								(8,722)		(8,722)

Stock options amortization and issuances, net of tax	203,448	2					5,350			5,352

Restricted stock amortization, issuances and forfeitures, net of tax	244,616	2					3,379			3,381

Conversion of Class B to Class A common stock	1,490		(1,490)							-

Net loss								(471,654)		(471,654)

Balance, April 30, 2008	48,018,721	$597	14,645,602	$153	5,600	$135,299	$285,727	$543,641	$(115,257)	$850,160

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited)
	Six Months Ended
	April 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(471,654)	$(82,667)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	9,105	8,972
Intangible amortization	1,227	68,274
Compensation from stock options and awards	8,709	12,455
Amortization of bond discounts	232	558
Excess tax payments (benefits) from share-based payment	2,243	(2,467)
Gain on sale and retirement of property
and assets	(1,758)	(2)
Loss from unconsolidated joint ventures	8,436	195
Distributions from unconsolidated joint ventures	2,857	464
Deferred income taxes	77,373	(17,148)
Impairment and land option deposit write-offs	336,028	75,827
Decrease (increase) in assets:
Mortgage notes receivable	46,387	148,646
Restricted cash, receivables, prepaids and
other assets	23,277	27,745
Inventories	276,016	(214,732)
Decrease in liabilities:
State and Federal income taxes	(114,908)	(16,177)
Customers’ deposits	(21,860)	(52,706)
Interest and other accrued liabilities	(126,530)	(143,377)
Accounts payable	(5,082)	(49,594)
Net cash provided by (used in) operating activities	50,098	(235,734)
Cash flows from investing activities:
Net proceeds from sale of property and assets	2,092	557
Purchase of property, equipment and other fixed
assets and acquisitions	(3,376)	(33,246)
Investments in and advances to unconsolidated
joint ventures	(9,262)	(27,008)
Distributions from unconsolidated joint ventures	8,019	22,878
Net cash used in investing activities	(2,527)	(36,819)
Cash flows from financing activities:
Proceeds from mortgages and notes	141	35,075
Net proceeds related to revolving
credit agreement	118,250	412,300
Net payments related to mortgage
warehouse line of credit	(47,991)	(148,334)
Principal payments on mortgages and notes	(9,112)	(54,960)
Excess tax (payments) benefits from share-based payment	(2,243)	2,467
Preferred dividends paid	-	(5,338)
Purchase of treasury stock	-	(6,309)
Proceeds from sale of stock and employee stock plan	1,043	2,860
Net cash provided by financing activities	60,088	237,761
Net increase (decrease) in cash	107,659	(34,792)
Cash and cash equivalents balance, beginning
of period	16,233	54,323
Cash and cash equivalents balance, end of period	$123,892	$19,531

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Six Months Ended
	April 30,
	2008	2007

Supplemental disclosures of cash flow:
Cash paid (received) during the period for:
Interest	$69,144	$68,371
Income taxes	$(3,956)	$5,316
Supplemental disclosures of noncash operating
activities:
Consolidated inventory not owned:
Specific performance options	$6,955	$13,631
Variable interest entities	93,722	168,548
Other options	116,110	213,491
Total inventory not owned	$216,787	$395,670

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

2. For the three and six months ended April 30, 2008, the Company’s total stock-based compensation expense was $3.8 million ($3.5 million net of tax) and $8.7 million ($8.0 million net of tax), respectively. Included in this total stock-based compensation expense was expense for stock options of $3.5 million ($3.2 million net of tax) and $7.0 million ($6.4 million net of tax) for the three and six months ended April 30, 2008, respectively.

3. Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
	(Dollars in Thousands)		(Dollars in Thousands)
Interest capitalized at
beginning of period	$171,430	$120,054	$155,642	$102,849
Plus interest incurred (1)	41,206	53,501	86,122	98,798
Less cost of sales interest
expensed (2)	34,572	28,756	63,160	55,628
Less other interest expensed	462	6,666	1,002	7,886
Interest capitalized at
end of period (3)	$177,602	$138,133	$177,602	$138,133

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.

(2) Represents interest on borrowings for construction, land and development costs, which are charged to interest expense when homes are delivered.

(3) We have incurred significant inventory impairments in recent quarters, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts above are shown gross before allocating any portion of the impairments to capitalized interest.

4. Accumulated depreciation at April 30, 2008 and October 31, 2007 amounted to $65.0 million and $57.4 million, respectively, for our homebuilding assets.

5. In accordance with Financial Accounting Standards No. 144 ("SFAS"), "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As a result of a continued decline in sales pace, sales price and general market conditions, for the three months ended April 30, 2008 and 2007, we recorded inventory impairment of $226.4 million and $29.8 million, respectively, and $300.2 million and $76.3 million for the six months ended April 30, 2008 and 2007, respectively, both of which are presented in the Consolidated Statements of Operations and deducted from inventory.

As a result of the declining homebuilding market in some of our segments, we have decided to mothball (stop development) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from Sold and unsold homes and lots under development to Land and land options held for future development or sale. During the second quarter of fiscal 2008, we mothballed 11 communities. As of April 30, 2008, we have mothballed land in 28 communities. The book value associated with these 28 communities at April 30, 2008 was $493.3 million, net of an impairment balance of $131.1 million. We continually review communities to determine if mothballing is appropriate.

The following table represents inventory impairments by segment for the three and six months ended April 30, 2008 and 2007:

	Three Months Ended			Three Months Ended
(Dollars in millions)	April 30, 2008			April 30, 2007
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	6	$12.3	$86.1	3	$4.4	$26.0
Mid-Atlantic	6	8.3	32.9	-	-	-
Midwest	-	-	-	3	2.9	10.6
Southeast	12	11.4	43.5	2	7.5	66.6
Southwest	14	17.3	40.7	1.3		.7
West	45	177.1	464.9	5	14.7	45.8
Total	83	$226.4	$668.1	14	$29.8	$149.7

	Six Months Ended			Six Months Ended
(Dollars in millions)	April 30, 2008			April 30, 2007
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	6	$14.8	$105.8	4	$5.8	$35.2
Mid-Atlantic	10	11.6	51.6	-	-	-
Midwest	4	5.6	20.2	6	6.1	25.8
Southeast	15	17.8	71.8	2	49.4	135.1
Southwest	16	22.1	57.8	1.3		.7
West	52	228.3	680.2	5	14.7	45.8
Total	103	$300.2	$987.4	18	$76.3	$242.6

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

The total aggregate write-offs were $19.5 million and $4.5 million for the three months ended April 30, 2008 and 2007, respectively, and $35.8 million and $7.5 million for the six months ended April 30, 2008 and 2007, respectively. The write-offs of $7.5 million in the six months ended April 30, 2007 were offset by $8.0 million in recovered deposits that had been written off in the prior year as walk-away costs because, in certain instances where we walked away from option contracts in the fourth quarter of fiscal 2006, we took legal action to recover our deposits. In two of these cases, we were successful and received a portion of our deposit back in the first quarter of fiscal 2007.

The following table represents write-offs of such costs and the related number of lots by segment for the three and six months ended April 30, 2008 and 2007:

	Three Months Ended				Six Months Ended
(Dollars in millions)	April 30,				April 30,
	2008		2007		2008		2007
	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	144	$3.0	702	$2.3	453	$4.7	990	$2.8
Mid-Atlantic	1,755	4.4	468.5		2,528	15.8	468	1.1
Midwest	-	-	146.7		-	-	146.8
Southeast	1,405	6.8	925.3		1,754	7.2	1,650.4
Southwest	202	1.6	726.6		430	4.4	809.6
West	239	3.7	-	.1	239	3.7	-	(6.2)
Total	3,745	$19.5	2,967	$4.5	5,404	$35.8	4,063	$(.5)

6. We provide a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible expensed as selling, general and administrative costs. For homes delivered in fiscal 2008, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges in the warranty reserve and general liability accrual for the three and six months ended April 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2008	2007	2008	2007

Balance, beginning of period	$120,855	$91,670	$120,653	$93,516
Additions	20,507	21,597	34,807	35,598
Charges incurred	(17,796)	(22,536)	(31,894)	(38,383)
Balance, end of period	$123,566	$90,731	$123,566	$90,731

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

Insurance claims paid by our insurance carriers were $2.1 million and zero for the three months ended April 30, 2008 and 2007, respectively, and $7.0 million and $0.8 million for the six months ended April 30, 2008 and 2007, respectively, for prior year deliveries.

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

In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the "EPA"). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was less than $100,000. We provided the EPA with information in response to its requests. The Department of Justice (‘‘DOJ’’) subsequently also has become involved in the review of our storm water discharge practices and enforcement with respect to them. We have subsequently received a notification with respect to another development from the EPA alleging violations of storm water discharge practices and requesting related information. We cannot predict the outcome of the review of these practices or estimate the costs that may be involved in resolving the matter. To the extent that the EPA or the DOJ asserts violations of regulatory requirements and requests injunctive relief or penalties, we will defend and attempt to resolve such asserted violations.

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

On September 26, 2006, a stockholder derivative action was filed in the Superior Court of New Jersey, Monmouth County, against certain of our current and former officers and directors, captioned as Michael Crady v. Ara K. Hovnanian et al., Civil Action No. L-4380-06. An amended complaint was filed on January 11, 2007, and a second amended complaint, adding Judy Wolf as a derivative plaintiff, was served on December 10, 2007. The second amended complaint alleges, among other things, breach of fiduciary duty in connection with certain of our historical stock options grants and exercises by certain current and former officers and directors. The second amended complaint seeks an award of damages, disgorgement and/or rescission of certain stock options or any proceeds therefrom, equitable relief, an accounting of certain stock option grants, certain corporate governance changes and an award of fees and expenses. The parties have reached a settlement in principle with respect to all matters and have petitioned the court to approve the settlement. The terms of the settlement will have no material impact on the Company.

The Company, Chief Executive Officer and President Ara K. Hovnanian, Executive Vice President and Chief Financial Officer J. Larry Sorsby and a former Division Vice-President have been named as defendants in a purported class action. The original complaint was filed on September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby, and named only Mr. Sorsby as a defendant. On January 31, 2008, the court appointed Herbert Mankofsky as Lead Plaintiff. On February 19, 2008, the action was transferred to the United States District Court for the District of New Jersey. On March 10, 2008, plaintiff filed an amended complaint, captioned In re Hovnanian Enterprises, Inc. Securities Litigation, alleging among other things, that the defendants made false and misleading statements regarding the Company's business and future prospects with respect to the Company’s acquisition and operation of First Home Builders of Florida in violation of federal securities laws.

The Company has been named as a defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Eastern District of Pennsylvania, Mark W. Mellar et al v. Hovnanian Enterprises, Inc. et al,

asserting that the Company's sales of homes along with the financing of home purchases and the provision of title insurance by affiliated companies violated the Real Estate Settlement Procedures Act. The Company’s Motion to Dismiss the complaint was denied by the Court on March 4, 2008 without prejudice. The case has been placed on the inactive list by the Court pending the outcome of another case with similar allegations against unrelated defendants.

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

On April 4, 2008, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), a wholly-owned subsidiary of the Company, initiated arbitration proceedings against GMAC Model Home Finance, LLC ("GMAC") to resolve a dispute arising under a Model Purchase, Construction Management and Rental Agreement dated October 4, 2001 (the "Agreement"). The Company is the guarantor of K. Hovnanian's obligations under the Agreement. On March 31, 2008, GMAC advised K. Hovnanian that it was terminating all model home leases and intended to take possession of all model homes at issue based on the claim that K. Hovnanian had defaulted under the Agreement. In its arbitration demand, K. Hovnanian disputes the existence of any default and claims that GMAC has materially breached the Agreement by failing to fund certain construction costs. On April 25, 2008, GMAC asserted counterclaims against K. Hovnanian and the Company alleging that K. Hovnanian defaulted and that all leases were terminated. The parties expect that a final hearing will take place in August 2008.

8. As of April 30, 2008 and October 31, 2007, we are obligated under various performance letters of credit amounting to $219.3 million and $306.4 million, respectively.

9. On May 16, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). On May 27, 2008, in conjunction with the consummation of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013 (See Note 10), the Amendment became effective. The Amendment decreases the aggregate amount of commitments under the Seventh Amended and Restated Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Until July 31, 2008, the full amount under the Amended Credit Agreement will be available for the issuance of letters of credit and up to $25 million under the Amended Credit Agreement will be available for revolving loans. After July 31, 2008, availability under the Amended Credit Agreement will equal the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loans will be increased to $100 million. Borrowings under the Amended Credit Agreement will bear interest at a rate equal, at the Company’s option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% and (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company will be required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Seventh Amended and Restated Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. A portion of the proceeds of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013 were used to repay the outstanding balance of $325.0 million at May 27, 2008 under the Seventh Amended and Restated Credit Agreement. As of May 27, 2008, the aggregate face amount of outstanding letters of credit was $217.8 million. As of April 30, 2008 and October 31, 2007, there was $325.0 million and $206.8 million drawn under the Seventh Amended and Restated Credit Agreement, excluding letters of credit totaling $219.3 million and $306.4 million, respectively. Under the Amended Credit Agreement borrowing base limits, as of April 30, 2008, we would have had an excess of $99.6 million available, which is limited by the terms of the Amended Credit Agreement, as described above.

We and each of our subsidiaries are guarantors under the Amended Credit Agreement, except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the borrower, our financial services subsidiaries, joint ventures and certain of our title insurance subsidiaries. All obligations under the Amended Credit Agreement, and the guarantees of those obligations, will be secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors.

The Amended Credit Agreement has covenants that restrict, among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends on, and make distributions with respect to, common and preferred stock and repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all of its assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity equals or exceeds $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of April 30, 2008, we were in compliance with the covenants under the Seventh Amended and Restated Credit Agreement and are currently in compliance with the covenants under the Amended Credit Agreement.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. Our secured master repurchase agreement with a group of banks is a short-term borrowing facility that provides up to $161 million through December 26, 2008. Interest is payable monthly at LIBOR plus 1.10%. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. We also had a commercial paper facility which provided for up to $200 million through April 25, 2008 with interest payable monthly at LIBOR plus 0.40%. On November 28, 2007 we paid the outstanding balance in full and terminated the commercial paper facility. We believe that we will be able to extend the master repurchase agreement beyond its expiration date, but there can be no assurance of such extension. As of April 30, 2008, the aggregate principal amount of all borrowings under the master repurchase agreement was $123.1 million. The master repurchase agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of April 30, 2008, we were in compliance with the covenants of the master repurchase agreement.

10. On May 27, 2008, K. Hovnanian issued $600 million ($594.4 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes will be secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement. The notes are redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011 and 100% of principal commencing May 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 111.50% of principal. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the Seventh Amended and Restated Credit Agreement.

At April 30, 2008, we had $1,515.0 million of outstanding senior notes ($1,510.8 million, net of discount), $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At April 30, 2008, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian, the issuer of the notes, our financial services subsidiaries, joint ventures and certain of our title insurance subsidiaries. (See Note 18). The indentures governing the senior secured notes, senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured notes, senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured notes, senior notes and senior subordinated notes is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock and will continue to be restricted during the remainder of fiscal 2008. If current market trends continue or worsen, we anticipate that we will continue to be restricted from paying dividends into fiscal 2009. The restriction on making preferred dividend payments under our bond indentures will not affect our compliance with any of the covenants contained in the Amended Credit Agreement and will not permit the lenders under the Amended Credit Agreement to accelerate the loans. The indentures also contain events of default which would permit the holders of the senior secured notes, senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency and, with respect to the indenture governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2008, we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and depending on market conditions and covenant restrictions, may do so from time to time. We may also make open market purchases from time to time depending on market conditions and covenant restrictions.

11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock. However, for the three and six months ended April 30, 2008 and 2007, there were no incremental shares attributed to non-vested stock and outstanding options to purchase common stock because we had a net loss for the period, and any incremental shares would not be dilutive.

12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. In January and April 2007, we paid $2.7 million of dividends on the Series A Preferred Stock. In January and April 2008, we did not make any dividend payments as a result of covenant restrictions in the indentures governing our Senior and Senior Subordinated Notes. (See Note 10)

13. Operating and Reporting Segments - SFAS 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. Under the definition, we have more than 49 homebuilding operating segments, and therefore, in accordance with paragraph 24 of SFAS 131, it is impractical to provide segment disclosures for this many segments. As such, we have aggregated the homebuilding operating segments into six reportable segments.

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

Financial information relating to the Company’s operations was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,

	2008	2007	2008	2007
(In thousands)
Revenues:

Northeast	$169,856	$188,231	$351,773	$402,325
Mid-Atlantic	135,543	217,903	263,351	441,645
Midwest	55,367	41,941	103,051	80,765
Southeast	110,697	209,803	504,102	429,740
Southwest	148,262	201,390	312,822	378,402
West	143,444	233,391	307,580	503,906
Total homebuilding revenues	763,169	1,092,659	1,842,679	2,236,783
Financial services	12,552	17,883	26,525	39,431
Corporate and unallocated	718	116	936	245
Total revenues	$776,439	$1,110,658	$1,870,140	$2,276,459

(Loss) income before income taxes:
Northeast	$(24,774)	$(5,070)	$(36,309)	$11,390
Mid-Atlantic	(20,807)	31,433	(43,845)	57,730
Midwest	(8,335)	(11,965)	(22,712)	(22,497)
Southeast	(27,052)	(14,516)	(33,047)	(102,275)
Southwest	(18,905)	9,692	(25,630)	16,361
West	(222,213)	(36,917)	(310,214)	(37,594)
Homebuilding loss before income taxes	(322,086)	(27,343)	(471,757)	(76,885)
Financial services	4,102	6,255	7,205	14,733
Corporate and unallocated	(25,454)	(20,345)	(47,680)	(45,910)
Loss before income taxes	$(343,438)	$(41,433)	$(512,232)	$(108,062)

	April 30,	October 31,
	2008	2007
(In thousands)
Assets

Northeast	$1,161,501	$1,240,221
Mid-Atlantic	521,064	606,343
Midwest	111,118	130,360
Southeast	272,462	360,172
Southwest	487,493	553,743
West	782,967	1,083,543
Total homebuilding assets	3,336,605	3,974,382
Financial services	150,331	205,008
Corporate and unallocated	475,655	361,158
Total assets	$3,962,591	$4,540,548

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

Typically, the determining factor in whether or not we are the primary beneficiary is the deposit amount as a percentage of the total purchase price, because it determines the amount of the first risk of loss we take on the contract. The higher this percentage deposit, the more likely we are to be the primary beneficiary. Other important criteria that impact the outcome of the analysis, are the probability of getting the property through the approval process for residential homes, because this impacts the ultimate value of the property, as well as who is the responsible party (seller or buyer) for funding the approval process and development work that will take place prior to our decision to exercise the option.

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

At April 30, 2008, all 16 VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $11.8 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $102.8 million. Since we do not own an equity interest in any of the unaffiliated VIEs that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At April 30, 2008, the balance reported in minority interest from inventory not owned was $38.6 million. Creditors of these 16 VIEs have no recourse against us.

We will continue to control land and lots using options. Not all of our deposits are with VIEs. Including the deposits with the 16 VIEs described above, at April 30, 2008, we have total cash and letters of credit deposits amounting to approximately $119.3 million to purchase land and lots with a total purchase price of $1,595.0 billion. The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

		April 30, 2008
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$30,231	$2,627	$32,858
Inventories	550,433	169,394	719,827
Other assets	34,012	5,666	39,678
Total assets	$614,676	$177,687	$792,363

Liabilities and equity:
Accounts payable and accrued Liabilities	$48,213	$16,442	$64,655
Notes payable	292,923	43,753	336,676
Equity of:
Hovnanian Enterprises, Inc.	68,769	73,931	142,700
Others	204,771	43,561	248,332
Total equity	273,540	117,492	391,032
Total liabilities and equity	$614,676	$177,687	$792,363
Debt to capitalization ratio	52%	27%	46%

		October 31, 2007
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$43,789	$9,903	$53,692
Inventories	574,195	171,067	745,262
Other assets	36,028	5,510	41,538
Total assets	$654,012	$186,480	$840,492

Liabilities and equity:
Accounts payable and accrued Liabilities	$76,197	$14,309	$90,506
Notes payable	292,633	46,546	339,179
Equity of:
Hovnanian Enterprises, Inc.	75,858	77,129	152,987
Others	209,324	48,496	257,820
Total equity	285,182	125,625	410,807
Total liabilities and equity	$654,012	$186,480	$840,492
Debt to capitalization ratio	51%	27%	45%

As of April 30, 2008 and October 31, 2007, we had advances outstanding of approximately $23.7 million and $23.4 million, respectively, to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. On our Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $166.4 million and $176.4 million at April 30, 2008 and October 31, 2007, respectively.

	For the Three Months Ended April 30, 2008
	Homebuilding	Land Development	Total

Revenues	$92,731	$2,940	$95,671
Cost of sales and expenses	(118,493)	(2,721)	(121,214)
Net (loss) income	$(25,762)	$219	$(25,543)
Our share of net loss	$(2,990)	$(231)	$(3,221)

	For the Three Months Ended April 30, 2007
	Homebuilding	Land Development	Total

Revenues	$105,885	$16,799	$122,684
Cost of sales and expenses	(115,005)	(17,127)	(132,132)
Net loss	$(9,120)	$(328)	$(9,448)
Our share of net loss	$(2,132)	$(187)	$(2,319)

	For the Six Months Ended April 30, 2008
	Homebuilding	Land Development	Total

Revenues	$139,014	$12,553	$151,567
Cost of sales and expenses	(173,885)	(12,396)	(186,281)
Net (loss) income	$(34,871)	$157	$(34,714)
Our share of net loss	$(7,978)	$(209)	$(8,187)

	For the Six Months Ended April 30, 2007
	Homebuilding	Land Development	Total

Revenues	$221,446	$24,221	$245,667
Cost of sales and expenses	(219,181)	(24,105)	(243,286)
Net income	$2,265	$116	$2,381
Our share of net loss	$(434)	$(15)	$(449)

Loss from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Financial Statements and reflects our proportionate share of the loss of these unconsolidated homebuilding and land development joint ventures. The minor difference between our share of the loss from these unconsolidated joint ventures disclosed here compared to the Condensed Consolidated Statements of Operations is due to the reclass of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture’s total assets, and such financing is obtained on a non-recourse basis. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no other guarantees associated with unconsolidated joint ventures. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities.

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

The November 1, 2007 adoption of FIN 48 resulted in a $8.7 million increase in income tax liabilities and a corresponding charge to beginning retained earnings. As of the date of adoption, we had $25.3 million of unrecognized tax benefits, including $3.3 million of accrued interest and penalties, all of which, if recognized, would affect the effective tax rate. We recognize interest and penalties related to income taxes in income tax expense. Such amounts totaled $0.4 and $0.1 million of income tax expense for the three and six months ended April 30, 2008.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact, if any, that SFAS 159 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for the fiscal year including financial statements for an interim period within that fiscal year. We are currently evaluating the impact, if any, that SFAS 157 may have on our consolidated financial position, results of operations or cash flows.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings." SAB No. 109, which revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments," and which specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, SFAS 161 may have on our consolidated financial positions, results of operations or cash flows.

17. Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2007. We also assess definite life intangibles for impairment whenever events or changes indicate that their carrying amount may not be recoverable. An intangible impairment is recorded when events and circumstances indicate the undiscounted future cash flows generated from the business unit with the intangible asset are less than the net assets of the business unit. The impairment loss is the lesser of the difference between the net assets of the business unit and the discounted future cash flows generated from the applicable business unit, which approximates fair value and the intangible asset balance. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. However, we only have $3.0 million remaining in intangible assets and $32.7 million remaining in goodwill so any future impairments are limited to these balances. Any intangible impairment charge is included in Intangible amortization on the Condensed Consolidated Statements of Operations. We are amortizing the remaining definite life intangibles over their expected useful lives, ranging from one to four years.

18. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of April 30, 2008 had issued and outstanding $400.0 million of Senior Subordinated Notes, $1,515.0 million face value of Senior Notes, and $325.0 million drawn under the Seventh Amended and Restated Credit Agreement. On May 27, 2008, the Subsidiary Issuer issued $600 million of 11 1/2% Senior Secured Notes due 2013 and the Amendment to the Seventh Amended and Restated Credit Agreement became effective (see Notes 9 and 10). The Senior Secured Notes, Senior Subordinated Notes, Senior Notes, and the current and former revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of our financial service subsidiaries and joint ventures (collectively, the “Non-guarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the Senior Secured Notes, Senior Notes, Senior Subordinated Notes, and the Amended Credit Agreement.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET – UNAUDITED
APRIL 30, 2008
(Dollars in Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$20	$159,388	$3,261,755	$167,874		$$3,589,037
Financial services			7,523	142,808		150,331
Income taxes (payable) receivable	(67,557)	50,833	239,902	45		223,223
Investments in and amounts due to and from consolidated subsidiaries	917,697	2,921,283	(3,114,466)	(109,063)	(615,451)	-
Total assets	$850,160	$3,131,504	$394,714	$201,664	$(615,451)	$3,962,591

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding		$$2,122	$652,441	$339		$$654,902
Financial services			6,976	129,515		136,491
Notes payable		2,280,817	289			2,281,106
Minority interest			38,552	1,380		39,932
Stockholders’ equity	850,160	848,565	(303,544)	70,430	(615,451)	850,160
Total liabilities and stockholders’ equity	$850,160	$3,131,504	$394,714	$201,664	$(615,451)	$3,962,591

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS – UNAUDITED
THREE MONTHS ENDED APRIL 30, 2008
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$562	$763,322	$3		$$763,887
Financial services			2,364	10,188		12,552
Intercompany charges		61,943	62,007		(123,950)	-
Equity in pretax loss of consolidated subsidiaries	(343,438)				343,438	-
Total revenues	(343,438)	62,505	827,693	10,191	219,488	776,439

Expenses:
Homebuilding		498	1,149,267	13	(41,748)	1,108,030
Financial services			1,739	6,711		8,450
Total expenses		498	1,151,006	6,724	(41,748)	1,116,480
Income from unconsolidated joint ventures			(3,397)			(3,397)
Income (loss) before income taxes	(343,438)	62,007	(326,710)	3,467	261,236	(343,438)
State and federal income (benefit)/taxes	(2,727)	21,703	6,710	(2,369)	(26,044)	(2,727)
Net income (loss)	$(340,711)	$40,304	$(333,420)	$5,836	$287,280	$(340,711)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$89	$1,089,864	$2,822		$$1,092,775
Financial services			481	17,402		17,883
Intercompany charges		71,670	71,178		(142,848)	-
Equity in pretax income
of consolidated
subsidiaries	(41,433)				41,433	-
Total revenues	(41,433)	71,759	1,161,523	20,224	(101,415)	1,110,658

Expenses:
Homebuilding		581	1,182,399	2,756	(47,433)	1,138,303
Financial services			76	11,552		11,628
Total expenses	-	581	1,182,475	14,308	(47,433)	1,149,931
Income (loss) from
unconsolidated joint
ventures			(2,160)			(2,160)
(Loss) income before income taxes	(41,433)	71,178	(23,112)	5,916	(53,982)	(41,433)
State and federal income
(benefit)/taxes	(13,374)	26,291	(8,676)	2,406	(20,021)	(13,374)
Net (loss) income	$(28,059)	$44,887	$(14,436)	$3,510	$(33,961)	$(28,059)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2008
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$747	$1,842,865	$3		$$1,843,615
Financial services			4,606	21,919		26,525
Intercompany charges		124,480	124,231		(248,711)	-
Equity in pretax income
of consolidated
subsidiaries	(512,232)				512,232	-
Total revenues	(512,232)	125,227	1,971,702	21,922	263,521	1,870,140

Expenses:
Homebuilding		996	2,439,719	16	(86,115)	2,354,616
Financial services			4,970	14,350		19,320
Total expenses		996	2,444,689	14,366	(86,115)	2,373,936
Income from unconsolidated joint ventures			(8,436)			(8,436)
Income (loss) before income taxes	(512,232)	124,231	(481,423)	7,556	349,636	(512,232)
State and federal income
(benefit)/taxes	(40,578)	43,481	(26,282)	(868)	(16,331)	(40,578)
Net income (loss)	$(471,654)	$80,750	$(455,141)	$8,424	$365,967	$(471,654)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$238	$2,227,899	$8,891		$$2,237,028
Financial services			1,538	37,893		39,431
Intercompany charges		143,222	142,360		(285,582)	-
Equity in pretax income
of consolidated
subsidiaries	(108,062)				108,062	-
Total revenues	(108,062)	143,460	2,371,797	46,784	(177,520)	2,276,459

Expenses:
Homebuilding		1,100	2,442,427	8,100	(91,999)	2,359,628
Financial services			559	24,210	(71)	24,698
Total expenses	-	1,100	2,442,986	32,310	(92,070)	2,384,326
(Loss) income from
unconsolidated joint
ventures			(195)			(195)
(Loss) income before income taxes	(108,062)	142,360	(71,384)	14,474	(85,450)	(108,062)
State and federal income
(benefit)/taxes	(25,395)	49,826	(13,123)	5,631	(42,334)	(25,395)
Net (loss) income	$(82,667)	$92,534	$(58,261)	$8,843	$(43,116)	$(82,667)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2008
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(471,654)	$80,750	$(455,141)	$8,424	$365,967	$(471,654)
Adjustments to reconcile net (loss)
income to net cash provided by
(used in) operating activities	(9,036)	(9,119)	837,134	68,740	(365,967)	521,752
Net cash provided by (used in) operating activities	(480,690)	71,631	381,993	77,164	-	50,098

Net cash (used in) investing activities			(2,527)			(2,527)

Net cash provided by (used in)
financing activities	(15,702)	118,250	5,531	(47,991)		60,088

Intercompany investing and financing activities – net	496,283	(96,822)	(370,321)	(29,140)		-
Net increase (decrease) in cash	(109)	93,059	14,676	33	-	107,659
Cash and cash equivalents
balance, beginning of period	126	31,993	(21,225)	5,339		16,233

Cash and cash equivalents balance, end of period	$17	$125,052	$(6,549)	$5,372	$ -	$123,892

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(82,667)	$92,534	$(58,261)	$8,843	$(43,116)	$(82,667)
Adjustments to reconcile net
income (loss) to net cash provided by
(used in) operating activities	(40,704)	35,867	(339,888)	148,542	43,116	(153,067)
Net cash (used in) provided by
operating activities	(123,371)	128,401	(398,149)	157,385	-	(235,734)

Net cash (used in)
investing activities			(28,958)	(7,861)		(36,819)

Net cash provided by (used in)
financing activities	26,169	412,300	(52,024)	(148,684)		237,761

Intercompany investing and financing activities – net	97,203	(551,199)	454,517	(521)		-
Net increase (decrease) in cash	1	(10,498)	(24,614)	319	-	(34,792)
Cash and cash equivalents
Balance, beginning of period	16	59,529	(16,122)	10,900		54,323

Cash and cash equivalents balance, end of period	$17	$49,031	$(40,736)	$11,219	$ -	$19,531

19. Subsequent Events - On May 14, 2008, we issued 14,000,000 shares of our Class A Common Stock for net proceeds of $125.9 million.

On May 27, 2008, we issued $600 million of 11 1/2% Senior Secured Notes, and the Amendment to the Seventh Amended and Restated Credit Agreement reducing the aggregate amount of commitments from $900 million to $300 million became effective. See Notes 9 and 10 to the Condensed Consolidated Financial Statements for further information.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

During the second half of our fiscal year ended October 31, 2006 and continuing through the first half of 2008, the U.S. housing market was impacted by a lack of consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-prime mortgage products. The combination of these homebuilding industry and related mortgage financing developments resulted in significant decreases in our gross margins during fiscal 2007 and the first and second quarters of fiscal 2008 compared with the same periods in the prior years. Additionally, we incurred total land-related charges of $457.8 million and $336.0 million for the year ended October 31, 2007 and the six months ended April 30, 2008, respectively. These charges resulted from the write-off of deposit and pre-acquisition costs of $126.0 million and $35.8 million, respectively, related to land we no longer plan to pursue and impairments on owned inventory of $331.8 million and $300.2 million, respectively, for the fiscal year ended October 31, 2007 and the six months ended April 30, 2008. Of the impairments on owned inventory for the six months ended April 30, 2008, 76.0% came from our West segment, which has continued to deteriorate more than our other segments. Segment level detail for inventory impairments and option write-offs is included in Note 5 to the Condensed Consolidated Financial Statements. In addition to land related charges, the continued weakening of the market resulted in impairments of our intangible assets of $135.2 million during fiscal 2007, the majority of which related to intangibles in our Southeast segment. There have been no additional intangible asset impairments recorded in fiscal 2008.

We have exposure to additional impairments of our inventories, which, as of April 30, 2008, have a book value of $2.9 billion, net of $480.2 million of impairments recorded on 95 of our open for sale and/or under development communities, and $79.1 million of impairments recorded on 8 of our communities in planning. We also have $236.7 million invested in 27,191 lots under option, including cash and letters of credit deposits of $119.2 million as of April 30, 2008. We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it. As of April 30, 2008, we have total investments in, and advances to, unconsolidated joint ventures of $166.4 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment in accordance with U.S. GAAP, which has resulted in reductions in our investment in joint ventures of $50.1 million from our second half of fiscal 2006 through April 30, 2008. We still have exposure to future write-downs of our investment in unconsolidated joint ventures, if conditions continue to deteriorate in the markets that our joint ventures operate. With respect to goodwill and intangibles, there is a lesser risk of further exposure to impairments because we only have a total balance of $32.7 million of goodwill, and $3.0 million of definite life intangibles as of April 30, 2008.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices and continue to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We are delaying planned land purchases and renegotiating land prices and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels in the second half of fiscal 2008. We have also closely evaluated and made reductions in selling, general and administrative expenses, including corporate general and administrative expenses, due in large part to a 49% reduction head count from our peak in June 2006. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that will develop in the future.

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

Income Recognition from Mortgage Loans – Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory mortgage-backed securities (“MBS”) forward commitments and investor commitments to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of non-agency and non-governmental loans, including Alt-A (FICO scores above 680 and depending on credit criteria) and sub-prime loans (FICO scores above 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of the recent tightening by mortgage lenders our origination of Alt-A and sub-prime loans has declined to only 15.1% and 0.5%, respectively, of the total loans we originated in the first half of 2008, as compared to 27.6% and 6.2%, respectively, for the same period last year. In addition, of the $136.3 million of mortgage loans held for sale as of April 30, 2008 only $3.1 million were Alt-A loans and none were sub-prime loans. The Alt-A and sub-prime loans have been replaced by Federal Housing Administration (“FHA”) loans. For the six months ended April 30, 2008 and 2007, FHA loans represented 24.2% and 7.0%, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

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

Inventories - Inventories consist of land, land development, home construction costs, capitalized interest and construction overhead and are stated at cost, net of impairment losses, if any. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

The recoverability of inventories and other long-lived assets are assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

We evaluate inventories of communities under development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local housing market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price net of sales incentives), or actual or projected operating or cash flow losses. The assessment of communities for indication of impairment is performed quarterly, primarily by completing detailed budgets for all of our communities, and identifying those communities with a projected operating loss for any projected fiscal year or for the entire projected community life. For those communities with projected losses, we estimate remaining undiscounted future cash flows and compare those to the carrying value of the community, to determine if the carrying value of the asset is recoverable.

The projected operating profits, losses or cash flows of each community can be significantly impacted by our estimates of the following:

•	future base selling prices;
•	future home sales incentives;
•	future home construction and land development costs; and
•	future sales absorption pace and cancellation rates.

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a community include:

•	the intensity of competition within a market, including publicly available home sales prices and home sales incentives offered by our competitors;

•	the current sales absorption pace for both our communities and competitor communities;
•	community specific attributes, such as location, availability of lots in the market, desirability and uniqueness of our community, and the size and style of homes currently being offered;
•	potential for alternative product offerings to respond to local market conditions;
•	changes by management in the sales strategy of the community; and
•	current local market economic and demographic conditions and related trends and forecasts.

These and other local market-specific conditions that may be present are considered by management in preparing projection assumptions for each community. The sales objectives can differ between our communities, even within a given market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. In addition, the key assumptions included in our estimate of future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in homes sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community. Changes in our key assumptions, including estimated construction and development costs, absorption pace, and selling strategies could materially impact future cash flow and fair value estimates. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of the estimated future cash flows at a discount rate of approximately 15%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a straight line basis.

Inventories held for sale, which are land parcels where we have decided not to build homes, are a very small portion of our total inventories, and are reported at the lower of carrying amount or fair value less costs to sell. In determining whether land held for sale is impaired, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

From time to time, we write-off deposits, and approval, engineering and capitalized interest costs when we decide not to exercise options to buy land in various locations, or we redesign communities and/or abandon certain engineering costs. In deciding not to exercise a land option, we take into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including timing of land takedowns), the availability and best use of our capital, among other factors. The write-off is recorded in the period it is deemed probable that the optioned property will not be acquired. In certain instances, we have been able to recover deposits and other preacquisition costs which were previously written off. These recoveries are generally not significant in comparison to the total costs written off.

The impairment of communities under development and inventories held for sale, and the charge for land option write-offs are reflected on the Consolidated Statement of Operations in a separate line entitled “Homebuilding – Inventory impairment loss and land option write-offs”. See also Note 5 to the Condensed Consolidated Financial Statements for inventory impairment and write-off amounts by segment.

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

Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including trade names, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2007. We also assess definite life intangibles for impairment whenever events or changes indicate that their carrying amount may not be recoverable. An intangible impairment is recorded when events and circumstances indicate the undiscounted future cash flows generated from the business unit with the intangible asset are less than the net assets of the business unit. The impairment loss is the lesser of the difference between the net assets of the business unit and the discounted future cash flows generated from the applicable business unit, which approximates fair value and the intangible asset balance. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. However, we only have $3.0 million remaining in intangible assets and $32.7 million remaining in goodwill so any future impairments are limited to these balances. Any intangible impairment charge is included in Intangible amortization on the Condensed Consolidated Statements of Operations. We are amortizing the remaining definite life intangibles over their expected useful lives, ranging from one to four years.

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

Our cash uses during the six months ended April 30, 2008 were for operating expenses, construction, income taxes, and interest. We provided for our cash requirements from housing and land sales, the revolving credit facility, financial service revenues, and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs because for the remaining two fiscal quarters of 2008, we expect to generate positive cash flow from operations as we limit investments in new communities and delay further investment in current communities reducing our inventory as we continue to build and deliver homes from our current communities. We expect this positive cash flow from operations to continue through 2009. Thus we believe that our sources of cash are sufficient to finance our needs, despite an 18% decline in total revenues in the first half of 2008 compared to the same period for the prior year, and a reduction in the availability under our revolving credit facility. We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet. These expectations are based on our most recent budget process completed in April 2008, which assumes current sales prices and sales absorption paces continue through 2008 and most of 2009 and the issuances of equity and Senior Secured Notes described below.

On May 27, 2008, we issued $600 million of 11 1/2% Senior Secured Notes and the Amendment to the Seventh Amended and Restated Credit Agreement, which reduced the aggregate amount of commitments from $900 million to $300 million, became effective. Until July 31, 2008, the full amount under the Amended Credit Agreement will be available for the issuance of letters of credit and up to $25 million under the Amended Credit Agreement will be available for revolving loans. After July 31, 2008, availability under the Amended Credit Agreement will equal the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loans will be increased to $100 million. The Amended Credit Agreement eliminated all but one of the financial maintenance covenants, which requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity equals or exceeds $100 million. After giving effect to this issuance of Notes and the proceeds of $126 million from the recent equity issuance and the use of proceeds from these issuances, we would have had approximately $500 million in homebuilding cash at April 30, 2008. Consistent with prior years cash flow cycles where we have generated the majority of our positive cash flow in the latter half of the year (for 2007 we had negative operating cash flow through the first six months of $236 million, but in the second half of 2007 we had positive cash flow of $298 million), we expect that we will generate positive cash flow from operations over the remainder of the fiscal year, resulting in excess of $800 million in homebuilding cash at October 31, 2008; and therefore, we believe we will be in compliance with this new covenant for the foreseeable future.

Our net (loss) income historically does not approximate cash flow from operating activities. The difference between net (loss) income and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, amortization of definite life intangibles, stock compensation awards and impairment losses. When we are expanding our operations, which was the case in fiscal 2006, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increase, but for cash flow purposes are offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what we expect to happen in fiscal 2008 and 2009. Therefore, we expect to generate cash flows from operations in those years, increasing our liquidity and decreasing our dependency on availability under the Amended Credit Agreement.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of April 30, 2008, 3.4 million shares of Class A Common Stock have been purchased under this program, (See Part II, Item 2 for information on equity purchases). On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. In January and April 2007, we paid $2.7 million of dividends on the Series A Preferred Stock. In January and April 2008, we did not make any dividend payments as a result of covenant restrictions in the indentures governing our Senior and Senior Subordinated Notes discussed below.

On May 16, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). On May 27, 2008, in conjunction with the consummation of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013 (See Note 10), the Amendment became effective. The Amendment decreases the aggregate amount of commitments under the Seventh Amended and Restated Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Until July 31, 2008, the full amount under the Amended Credit Agreement will be available for the issuance of letters of credit and up to $25 million under the Amended Credit Agreement will be available for revolving loans. After July 31, 2008, availability under the Amended Credit Agreement will equal the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loans will be increased to $100 million. Borrowings under the Amended Credit Agreement will bear interest at a rate equal, at the Company’s option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% and (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company will be required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Seventh Amended and Restated Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. A portion of the proceeds of the issuance of 11 1/2% Senior Secured Notes due 2013 were used to repay the outstanding balance of $325.0 million at May 27, 2008 under the Seventh Amended and Restated Credit Agreement. As of May 27, 2008, the aggregate face amount of outstanding letters of credit was $217.8 million. As of April 30, 2008 and October 31, 2007, there was $325.0 million and $206.8 million drawn under the Seventh Amended and Restated Credit Agreement, excluding letters of credit totaling $219.3 million and $306.4 million, respectively. Under the Amended Credit Agreement borrowing base limits, as of April 30, 2008, we would have had an excess of $99.6 million available, which is limited by the terms of the Amended Credit Agreement, as described above.

We and each of our subsidiaries are guarantors under the Amended Credit Agreement, except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the borrower, our financial services subsidiaries, joint ventures and certain of our title insurance subsidiaries. All obligations under the Amended Credit Agreement, and the guarantees of those obligations, will be secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors.

The Amended Credit Agreement has covenants that restrict, among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends on, and make distributions with respect to, common and preferred stock and repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all of its assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity equal or exceed $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of April 30, 2008, we were in compliance with the covenants under the Seventh Amended and Restated Credit Agreement and are currently in compliance with the covenants under the Amended Credit Agreement.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. Our secured Master Repurchase Agreement with a group of banks is a short-term borrowing facility that provides up to $161 million through December 26, 2008. Interest is payable monthly at LIBOR plus 1.10%. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. We also had a commercial paper facility which provided for up to $200 million through April 25, 2008 with interest payable monthly at LIBOR plus 0.40%. On November 28, 2007 we paid the outstanding balance in full and terminated the commercial paper facility. We believe that we will be able to extend the Master Repurchase Agreement beyond its expiration date, but there can be no assurance of such extension. As of April 30, 2008, the aggregate principal amount of all borrowings under the master repurchase agreement was $123.1 million. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of April 30, 2008, we were in compliance with the covenants of the Master Repurchase Agreement.

On May 27, 2008, K. Hovnanian issued $600 million ($594.4 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes will be secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement. The notes are redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011 and 100% of principal commencing May 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 111.50% of principal. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the Seventh Amended and Restated Credit Agreement.

At April 30, 2008, we had $1,515.0 million of outstanding senior notes ($1,510.8 million, net of discount), $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016, and $250 million 8 5/8% Senior Notes due 2017. At April 30, 2008, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013, and $100 million 6% Senior Subordinated Notes due 2010.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian, the issuer of the notes, our financial services subsidiaries, joint ventures and certain of our title insurance subsidiaries. (See Note 18). The indentures governing the senior secured notes, senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured notes, senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured notes, senior notes and senior subordinated notes is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock and will continue to be restricted during the remainder of fiscal 2008. If current market trends continue or worsen, we anticipate that we will continue to be restricted from paying dividends into fiscal 2009. The restriction on making preferred dividend payments under our bond indentures will not affect our compliance with any of the covenants contained in the Amended Credit Agreement and will not permit the lenders under the Amended Credit Agreement to accelerate the loans. The indentures also contain events of default which would permit the holders of the senior secured notes, senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency and, with respect to the indenture governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2008, we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and depending on market conditions and covenant restrictions, may do so from time to time. We may also make open market purchases from time to time depending on market conditions and covenant restrictions.

Total inventory decreased $574.2 million during the six months ended April 30, 2008 of which $226.4 million was attributed to impairments. This decrease excluded the decrease in consolidated inventory not owned of $53.3 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See Notes to Condensed Consolidated Financial Statements – Note 14 for additional information on FIN 46R. Specific performance inventory decreased $4.5 million for the six months ended April 30, 2008. This was due to the fact that some of the lots previously recorded as a future obligation were taken down during the first six months of 2008. Other options inventory decreased $11.6 million for this period. Other options consist of our GMAC model program and structured lot option agreements. GMAC model home inventory decreased $10.3 million as a result of our decision to remove homes from the program, primarily in the Mid-Atlantic. Structured lot option inventory decreased $1.3 million during the six months ended April 30, 2008. This decrease was primarily due to the decision to walk away from a deal in the Northeast and the purchase of some lots under structured options in the Southwest. This decrease was offset by additional inventory recorded for a transaction in the Northeast during the first quarter of fiscal 2008. Total inventory decreased in the Mid-Atlantic $76.6 million, the Southeast $64.4 million, the Midwest $13.6 million, the Southwest $52.8 million, the West $314.8 million, and the Northeast $52.0 million. The decreases were primarily the result of deliveries in existing communities and inventory impairments incurred during the first and second quarters of fiscal 2008. Substantially all homes under construction or completed and included in inventory at April 30, 2008 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our line of credit, preferred stock and senior and senior subordinated indebtedness.

Despite the decrease in total inventory, our inventory representing Land and land options held for future development or sale on the Condensed Consolidated Balance Sheets increased by $178.5 million compared to October 31, 2007. The increase is due to Sold and unsold home and lots under development inventory being reclassified to Land and land options held for future development or sale inventory when we decide to mothball (stop development) a community. We mothball communities when we determine the current performance does not justify further investment at this time. That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve. During the second quarter of fiscal 2008, we mothballed 11 communities. As of April 30, 2008, we have mothballed land in 28 communities. The book value associated with these 28 communities at April 30, 2008 was $493.3 million, net of an impairment balance of $131.1 million. We continually review communities to determine if mothballing is appropriate.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Inventory impairment loss and land option write-offs, which include inventory that has been written-off or written-down, increased $260.2 million for the six months ended April 30, 2008, compared to the same period in the prior year. During the second quarter of fiscal 2008, we incurred $226.4 million in write-downs primarily attributable to significant impairments taken as a result of continued deterioration in our California operations in the West, as well as smaller impairments in our other segments. In addition, we recorded land option write-offs in the amount of $19.5 million.

The following table summarizes the number of buildable homes included in our total residential real estate.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

April 30, 2008:

Northeast	30	4,422	7,024	11,446
Mid-Atlantic	69	6,149	3,318	9,467
Midwest	19	2,653	996	3,649
Southeast	76	5,530	3,603	9,133
Southwest	121	8,371	2,314	10,685
West	64	5,982	2,569	8,551

Consolidated total	379	33,107	19,824	52,931

Unconsolidated joint ventures		3,383	592	3,975

Total including unconsolidated joint ventures		36,490	20,416	56,906

Owned		17,863	7,401	25,264
Optioned		14,768	12,423	27,191

Controlled lots		32,631	19,824	52,455

Construction to permanent financing lots		476	-	476

Consolidated total		33,107	19,824	52,931

Lots controlled by unconsolidated joint ventures		3,383	592	3,975

Total including unconsolidated joint ventures		36,490	20,416	56,906

(1) Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes
October 31, 2007:

Northeast	37	5,497	7,426	12,923
Mid-Atlantic	74	7,169	5,458	12,627
Midwest	31	3,066	996	4,062
Southeast	88	9,087	4,491	13,578
Southwest	129	10,689	3,247	13,936
West	72	8,250	1,547	9,797

Consolidated total	431	43,758	23,165	66,923

Unconsolidated joint ventures		3,734	592	4,326

Total including unconsolidated joint ventures		47,492	23,757	71,249

Owned		22,559	6,121	28,680
Optioned		19,060	17,044	36,104

Controlled lots		41,619	23,165	64,784

Construction to permanent financing lots		2,139		2,139

Consolidated total		43,758	23,165	66,923

Lots controlled by unconsolidated joint ventures		3,734	592	4,326

Total including unconsolidated joint ventures		47,492	23,757	71,249

(1) Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started unsold homes and models. The decrease in total started unsold homes compared to the prior year end is primarily due to a continued focused effort to sell inventoried homes during the first six months of fiscal 2008. In some instances, this required additional incentives to be given to homebuyers on completed unsold homes. The decrease in models is directly due to the decrease of 52 active communities from 431 at October 31, 2007 to 379 at April 30, 2008.

	April 30, 2008			October 31, 2007

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	211	44	255	301	49	350
Mid-Atlantic	198	7	205	318	3	321
Midwest	65	16	81	125	28	153
Southeast	246	20	266	386	24	410
Southwest	557	91	648	787	91	878
West	226	204	430	473	237	710

Total	1,503	382	1,885	2,390	432	2,822

Investments in and advances to unconsolidated joint ventures decreased $10.0 million during the six months ended April 30, 2008. This decrease is due to distributions received from the joint ventures and losses incurred by the joint ventures primarily from inventory impairments and land option and walk away costs during the six months ended April 30, 2008, offset by increases resulting from income from joint ventures not distributed and additional investment in joint ventures. As of April 30, 2008, we have investments in ten homebuilding joint ventures and nine land development joint ventures. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no other guarantees associated with unconsolidated joint ventures.

Receivables, deposits, and notes increased $3.8 million to $113.6 million at April 30, 2008. The increase is primarily due to an increase in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods. This increase was offset by decreases primarily due to the receipts of cash from insurance carriers related to outstanding warranty claims, as well as the return of deposits on land option transactions we terminated in fiscal 2007.

	Prepaid expenses and other assets were as follows:

	April 30,	October 31,	Dollar
	2008	2007	Change

Prepaid insurance	$9,481	$6,769	$2,712
Prepaid project costs	100,897	110,439	(9,542)
Senior residential rental properties	7,524	7,694	(170)
Other prepaids	25,776	20,995	4,781
Other assets	13,208	28,135	(14,927)

Total	$156,886	$174,032	$(17,146)

Prepaid insurance increased due to a payment of a full year of certain liability insurance premium costs during the first quarter of fiscal 2008. These costs are amortized over the life of the associated insurance policy.

Prepaid project costs decreased for the homes delivered and have not been replenished, as we have reduced the number of active selling communities given the current homebuilding environment. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids increased as a result of bank fees paid in connection with the entering into the Seventh Amended and Restated Credit Agreement in March 2008, which normally would be amortized over the loan period, however, because we amended and reduced the aggregate commitment of the facility effective May 27, 2008, we will expense a significant portion of these bank fees in the third quarter of fiscal 2008. Other assets decreased because there were significant distributions in the first quarter from our executive deferred compensation plan.

At April 30, 2008 and October 31, 2007, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2002.

Definite life intangibles decreased $1.2 million to $3.0 million at April 30, 2008, as a result of amortization during the six months.

Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $136.3 million and $182.6 million at April 30, 2008 and October 31, 2007, respectively, are being temporarily warehoused and awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. The decrease in the receivable from October 31, 2007 is directly related to a decrease in the volume of loans financed at April 30, 2008.

Income taxes receivable increased $28.8 million in the six months ended April 30, 2008 as a result of temporary differences between book and tax related to the inventory and intangible impairment charges taken, partially offset by an increase in the deferred tax asset valuation allowance of $141.8 million. The recoverability of the tax asset is limited to the use of loss carrybacks to 2005 and 2006 and existing deferred tax liabilities.

Accounts payable and other liabilities are as follows:

	April 30,	October 31,	Dollar
	2008	2007	Change

Accounts payable	$165,146	$170,091	$(4,945)
Reserves	131,466	131,790	(324)
Accrued expenses	56,610	97,753	(41,143)
Accrued compensation	23,588	53,767	(30,179)
Other liabilities	36,926	62,021	(25,095)
Total	$413,736	$515,422	$(101,686)

The decrease in accounts payable was primarily due to a decrease in our accrual for inventory received but not yet invoiced. The decrease in accrued expenses is primarily due to payments made for land options that were terminated and accrued in the fourth quarter of fiscal 2007. The decrease in accrued compensation was primarily due to the significant distributions in the first quarter from our executive deferred compensation plan as well as lower bonus accruals at April 30, 2008 compared to October 31, 2007. The decrease in other liabilities is primarily related to accrued costs paid when a significant number of homes in our Fort Myers operations closed during the first quarter of fiscal 2008. Also contributing to the decrease was a decrease in deferred revenue for homes financed through our wholly-owned mortgage subsidiary, whereby a less than 5% deposit was obtained on the home sale.

Customer deposits decreased $16.4 million to $48.8 million at April 30, 2008. The decrease is primarily due to the reduction in the number of homes in backlog from 5,938 at October 31, 2007 to 3,577 at April 30, 2008.

Mortgage warehouse line of credit under our secured master repurchase agreement decreased $48.0 million to $123.1 million at April 30, 2008. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2007 to April 30, 2008.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2007

Total revenues:

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
	April 30, 2008	April 30, 2007	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$755,684	$1,058,014	$(302,330)	(29)%
Land sales and other Revenues	8,203	34,761	(26,558)	(76)%
Financial services	12,552	17,883	(5,331)	(30)%

Total revenues	$776,439	$1,110,658	$(334,219)	(30)%

	Six Months Ended
	April 30, 2008	April 30, 2007	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$1,807,502	$2,193,930	$(386,428)	(18)%
Land sales and other Revenues	36,113	43,098	(6,985)	(16)%
Financial services	26,525	39,431	(12,906)	(33)%

Total revenues	$1,870,140	$2,276,459	$(406,319)	(18)%

Homebuilding:

Compared to the same prior period, homebuilding revenues decreased $302.3 million, or 29%, during the three months ended April 30, 2008 and decreased $386.4 million or 18% during the six months ended April 30, 2008. Many of our communities have experienced further price declines during the six months ended April 30, 2008, resulting in an average price per home of $303,000 and $296,000 for the three and six months ended April 30, 2008, respectively, compared to $335,900 and $341,900 for the same periods of the prior year. This is primarily due to deteriorating housing market conditions, as well as the mix of communities that are delivering homes. For example, for the six months ended April 30, 2008, 25% of the deliveries came from our Fort Myers operations compared to 10% for the same period of the prior year. This trend is not expected to continue as the majority of the Fort Myers backlog has now been delivered. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see section titled “Land Sales and Other Revenues” below.

Information on homes delivered by market area is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Northeast:
Dollars	$168,590	$185,852	$328,936	$399,138
Homes	347	409	661	869

Mid-Atlantic:
Dollars	$134,494	$189,370	$260,052	$412,058
Homes	337	402	634	872

Midwest:
Dollars	$55,092	$41,524	$101,672	$80,103
Homes	257	199	468	395

Southeast:
Dollars	$109,182	$207,844	$502,364	$425,569
Homes	444	766	2,073	1,580

Southwest:
Dollars	$143,649	$200,053	$307,833	$376,223
Homes	645	866	1,336	1,653

West:
Dollars	$144,677	$233,371	$306,645	$500,839
Homes	464	508	926	1,047

Consolidated total:
Dollars	$755,684	$1,058,014	$1,807,502	$2,193,930
Homes	2,494	3,150	6,098	6,416

Unconsolidated joint
ventures:
Dollars	$70,013	$103,241	$136,581	$211,737
Homes	196	275	351	564

Totals:
Housing revenues	$825,697	$1,161,255	$1,944,083	$2,405,667
Homes delivered	2,690	3,425	6,449	6,980

                An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts(1) for the Six Months Ended April 30,		Contract Backlog as of April 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Northeast:
Dollars	$224,067	$377,932	$406,002	$592,250
Homes	532	794	846	1,143

Mid-Atlantic:
Dollars	$180,491	$432,124	$280,566	$587,339
Homes	488	944	607	1,206

Midwest:
Dollars	$61,760	$124,680	$117,474	$167,350
Homes	298	540	589	813

Southeast:
Dollars	$86,567	$147,366	$122,663	$785,921
Homes	352	494	430	2,727

Southwest :
Dollars	$293,716	$388,321	$163,929	$245,148
Homes	1,284	1,720	699	1,066

West:
Dollars	$257,966	$523,668	$137,054	$357,982
Homes	783	1,194	406	811

Consolidated total:
Dollars	$1,104,567	$1,994,091	$1,227,688	$2,735,990
Homes	3,737	5,686	3,577	7,766

Unconsolidated joint ventures:
Dollars	$133,861	$59,612	$197,607	$370,634
Homes	313	245	389	811

Totals:
Dollars	$1,238,428	$2,053,703	$1,425,295	$3,106,624
Homes	4,050	5,931	3,966	8,577

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

Quarter	2008	2007	2006	2005	2004

First	38%	36%	30%	27%	23%
Second	29%	32%	32%	21%	19%
Third		35%	33%	24%	20%
Fourth		40%	35%	25%	24%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. For comparison, the following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2008	2007	2006	2005	2004

First	16%	17%	11%	15%	14%
Second	24%	19%	15%	17%	18%
Third		18%	14%	15%	13%
Fourth		26%	16%	12%	15%

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

               Cost of sales includes expenses for consolidated housing and land and lot sales, including impairment loss and land option write-offs (defined as “land charges” in the schedules below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

Sale of homes	$755,684	$1,058,014	$1,807,502	$2,193,930

Cost of sales, excluding interest	704,613	885,783	1,686,181	1,817,266

Homebuilding gross margin, before cost of sales interest expense and land charges	51,071	172,231	121,321	376,664

Cost of sales interest expense, excluding land sales interest expense	33,103	28,578	61,066	55,394

Homebuilding gross margin, after cost of sales interest expense, before land charges	17,968	143,653	60,255	321,270

Land charges	245,860	34,353	336,028	75,827

Homebuilding gross margin, after cost of sales interest expense and land charges	$(227,892)	$109,300	$(275,773)	$245,443

Gross margin percentage, before cost of sales interest expense and land charges	6.8%	16.3%	6.7%	17.2%

Gross margin percentage, after cost of sales interest expense, before land charges	2.4%	13.6%	3.3%	14.6%

Gross margin percentage, after cost of sales interest expense and land charges	(30.2)%	10.3%	(15.3)%	11.2%

                Cost of sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest:
Housing, land & development costs	81.1%	73.4%	82.9%	72.3%
Commissions	2.9%	2.7%	2.6%	2.8%
Financing concessions	1.9%	1.5%	1.4%	1.4%
Overheads	7.3%	6.1%	6.4%	6.3%
Total cost of sales, before interest expense and land charges	93.2%	83.7%	93.3%	82.8%
Gross margin percentage, before cost of sales interest expense and land charges	6.8%	16.3%	6.7%	17.2%

Cost of sales interest	4.4%	2.7%	3.4%	2.6%
Gross margin percentage, after cost of sales interest expense and before land charges	2.4%	13.6%	3.3%	14.6%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write off charges decreased to 6.8% during the three months ended April 30, 2008 compared to 16.3% for the same period last year and decreased to 6.7% during the six months ended April 30, 2008 compared to 17.2% for the same period last year. Continued declines in percentages in the first and second quarter of 2008 from 10.9% in the fourth quarter of 2007, are primarily the result of decreased sales prices and increased buyer concessions, as well as a significant impact from the large number of deliveries in our Fort Myers operations in the first half of 2008 at gross margins of 2.7%. Excluding the Fort Myers deliveries, gross margin percentage would have been 7.7% for the six months. The declining pace of sales in our markets in 2007 and 2008 has led to intense competition in many of our specific community locations. In order to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered some base prices, all of which have impacted our margins significantly. In addition, homes for which contracts have been cancelled have typically been resold at a lower price, resulting in a further decline in margins. As discussed in “Homebuilding Operations by Segment” below, certain of our segments experienced increases in average selling prices for the three and six months ended April 30, 2008 compared to 2007. It should be noted however, that these increases are primarily the result of geographic and community mix of our deliveries, rather than an ability to increase home prices.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues increased to 12.8% for the three months ended April 30, 2008, compared to 12.6% for the three months ended April 30, 2007 and decreased to 10.7% for the six months ended April 30, 2008, compared to 12.1% for the six months ended April 30, 2007. Such expenses decreased $40.0 million for the three months ended April 30, 2008 and decreased $72.0 million for the six months ended April 30, 2008 compared to the same period last year as we have reduced these costs through headcount reduction and other cost saving measures.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

Land and lot sales	$3,740	$31,695	$26,493	$35,294
Cost of sales, excluding interest	2,232	18,027	24,228	20,519
Land and lot sales gross margin, excluding interest	1,508	13,668	2,265	14,775
Land sales interest expense	1,469	178	2,094	234
Land and lot sales gross margin, including interest	$39	$13,490	$171	$14,541

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales in the three and six months of the year were significantly less than the three and six months of 2007, and for the full fiscal year 2008, we expect pre-tax profit from land sales to be lower than they were in fiscal 2007. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.

Other Revenues include income from contract cancellations, where the deposit has been forfeited due to contract terms, interest income, cash discounts and miscellaneous one-time receipts.

HOMEBUILDING OPERATIONS BY SEGMENT

Homebuilding Results by Segment

Segment Analysis

	Three Months Ended April 30,			Six Months Ended April 30,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands, except average sales price)
Northeast
Homebuilding revenue	$169,856	$188,231	$(18,375)	$351,773	$402,325	$(50,552)
(Loss) income before taxes	$(24,774)	$(5,070)	$(19,704)	$(36,309)	$11,390	$(47,699)
Homes delivered	347	409	(62)	661	869	(208)
Average sales price	$485,850	$454,406	$31,444	$497,634	$459,307	$38,327
Contract cancellation rate	27%	23%	4%	30%	25%	5%

Mid-Atlantic
Homebuilding revenue	$135,543	$217,903	$(82,360)	$263,351	$441,645	$(178,294)
(Loss) income before taxes	$(20,807)	$31,433	$(52,240)	$(43,845)	$57,730	$(101,575)
Homes delivered	337	402	(65)	634	872	(238)
Average sales price	$399,092	$471,070	$(71,978)	$410,177	$472,544	$(62,367)
Contract cancellation rate	32%	34%	(2%)	35%	33%	2%

Midwest
Homebuilding revenue	$55,367	$41,941	$13,426	$103,051	$80,765	$22,286
(Loss) income before taxes	$(8,335)	$(11,965)	$3,630	$(22,712)	$(22,497)	$(215)
Homes delivered	257	199	58	468	395	73
Average sales price	$214,366	$208,663	$5,703	$217,248	$202,792	$14,456
Contract cancellation rate	26%	26%	-	31%	25%	6%

Southeast
Homebuilding revenue	$110,697	$209,803	$(99,106)	$504,102	$429,740	$74,362
Loss before taxes	$(27,052)	$(14,516)	$(12,536)	$(33,047)	$(102,275)	$69,228
Homes delivered	444	766	(322)	2,073	1,580	493
Average sales price	$245,905	$271,337	$(25,432)	$242,337	$269,347	$(27,010)
Contract cancellation rate	45%	48%	(3%)	48%	62%	(14%)

Southwest
Homebuilding revenue	$148,262	$201,390	$(53,128)	$312,822	$378,402	$(65,580)
(Loss) income before taxes	$(18,905)	$9,692	$(28,597)	$(25,630)	$16,361	$(41,991)
Homes delivered	645	866	(221)	1,336	1,653	(317)
Average sales price	$222,712	$231,008	$(8,296)	$230,414	$227,600	$2,814
Contract cancellation rate	26%	28%	(2%)	28%	28%	-

West
Homebuilding revenue	$143,444	$233,391	$(89,947)	$307,580	$503,906	$(196,326)
Loss before taxes	$(222,213)	$(36,917)	$(185,296)	$(310,214)	$(37,594)	$(272,620)
Homes delivered	464	508	(44)	926	1,047	(121)
Average sales price	$311,804	$459,392	$(147,588)	$331,150	$478,356	$(147,206)
Contract cancellation rate	27%	35%	(8%)	34%	31%	3%

Northeast - Homebuilding revenues decreased 9.8% and 12.6% for the three and six months ended April 30, 2008, respectively, compared to the same period of the prior year. The decrease is primarily due to a 15.2% and 23.9% decrease in homes delivered offset by a 6.9% and 8.3% increase in average selling price for the three and six months ended April 30, 2008, respectively, as the mix of communities delivered in 2008 was different than 2007. Income before income taxes decreased $19.7 million to a loss of $24.8 million and decreased $47.7 million to a loss of $36.3 million for the three and six months ended April 30, 2008, respectively. This was mainly due to a significant reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive and $19.5 million of inventory impairment losses and land option write-offs recorded in the first and second quarters of fiscal 2008.

Mid-Atlantic - Homebuilding revenues decreased 37.8% and 40.4% for the three and six months ended April 30, 2008, respectively, compared to the same period of the prior year primarily due to a 16.2% and 27.3% decrease in homes delivered and a 15.3% and 13.2% decrease in average selling price for the three and six months ended April 30, 2008, respectively, due to increased incentives and the different mix of communities delivered in 2008 than 2007. Income before income taxes decreased $52.2 million to a loss of $20.8 million and decreased $101.6 million to a loss of $43.8 million for the three and six months ended April 30, 2008, respectively, with $12.6 million and $27.4 million of the decrease due to inventory impairment losses and land option write-offs for the three and six months, respectively. The segment also had a significant reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Midwest - Homebuilding revenues increased 32.0% and 27.6% for the three and six months ended April 30, 2008, respectively, compared to the same period of the prior year primarily due to a 29.1% and 18.5% increase in homes delivered and a 2.7% and 7.1% increase in average selling price for the three and six months ended April 30, 2008, respectively. The increases in homes delivered and average selling prices were the result of organic growth in this segment in Cleveland, Illinois and Minnesota, as these operations were started or acquired since 2004. The segment loss before income taxes decreased $3.6 million to a loss of $8.3 million and increased $0.2 million to a loss of $22.7 million for the three and six months ended April 30, 2008, respectively. Despite the increased revenues for both periods in fiscal 2008, which help improve operating performance, inventory impairments and land option write-offs of $5.6 million taken during fiscal 2008 partially offset the benefits from the increased revenues.

Southeast - Homebuilding revenues decreased 47.2% for the three months ended April 30, 2008, but increased 17.3% for the six months ended April 30, 2008, compared to the same periods of the prior year. The increase in the six months is primarily due to a 31.2% increase in homes delivered offset by a 10.0% decrease in average selling price in the first half of fiscal 2008. The primary reason for the increase in deliveries is due to the 1,540 deliveries from our Fort Myers operations. Loss before income taxes increased $12.5 million to $27.1 million for the three months and decreased $69.2 million to $33.0 million for the six months ended April 30, 2008, respectively. The increased loss for the three months ended April 30, 2008 compared to the same period of the prior year was primarily due to $18.2 million in inventory impairments and land option write-offs taken in the second quarter of fiscal 2008, compared to $7.8 million in the second quarter of fiscal 2007. The decreased loss for the six months ended April 30, 2008, compared to the same period of the prior year, is primarily due to $25.0 million in inventory impairments and land option write-offs for the six months ended April 30, 2008, compared to $49.8 million for the six months ended April 30, 2007, as well as $51.5 million of intangible impairments taken in the first half of fiscal 2007, compared to zero for the same period of fiscal 2008.

Southwest - Homebuilding revenues decreased 26.4% and 17.3% for the three and six months ended April 30, 2008, respectively, compared to the same period of the prior year primarily due to a 25.5% and 19.2% decrease in homes delivered and a 3.6% decrease and 1.2% increase in average selling price for the three and six months ended April 30, 2008, respectively, as the mix of communities delivered in 2008 was different than 2007. Income before income taxes decreased $28.6 million to a loss of $18.9 million for the three months and decreased $42.0 million to a loss of $25.6 million for the six months ended April 30, 2008, respectively. This was mainly due to a reduction in gross margin percentage before interest expense and $26.6 million in inventory impairment losses and land option write-offs in the first and second quarter of 2008.

West - Homebuilding revenues decreased 38.5% and 39.0% for the three and six months ended April 30, 2008, respectively, compared to the same period of the prior year primarily due to a 8.7% and 11.6% decrease in homes delivered and a 32.1% and 30.8% decrease in average selling price for the three and six months ended April 30,

2008, respectively. The decrease in deliveries was the result of the more competitive and slowing housing market in California during 2007 and continuing through the first and second quarters of fiscal 2008. This reduced revenue was further compounded by a significant reduction in gross margin percentage before interest expense and $232.0 million in inventory impairment losses and land option write-offs in the first and second quarter of 2008. As a result of the above, loss before income taxes increased $185.3 million to a loss of $222.2 million for the three months and increased $272.6 million to a loss before income taxes of $310.2 million for the six months ended April 30, 2008, respectively.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three and six months ended April 30, 2008, financial services provided a $4.1 million and a $7.2 million profit before income taxes, compared to a profit of $6.3 million and $14.7 million for the same periods in 2007, respectively. The decrease in pretax profit for the three and six months ended April 30, 2008 is due to decreased mortgage settlements, a decrease in the average price of settlements, partially offset by a reduction in costs.

Corporate General and Administrative

Corporate general and administrative expenses represent the operations at our headquarters in Red Bank, New Jersey. These expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. As a percentage of total revenues, such expenses increased to 2.7% for the three months ended April 30, 2008 from 1.8% for the prior year’s three months and increased to 2.3% million for the six months ended April 30, 2008 from 1.9% for the prior year’s six months. The increases are primarily the result of increased office facility costs and higher bonus accruals in 2008 as a result of new bonus structures based on net debt reduction.

Other Interest

Other interest decreased $6.2 million and $6.9 million for the three and six months ended April 30, 2008, compared to the three and six months ended April 30, 2007. In 2007, this interest included interest on completed homes in our Fort Myers operations, but those homes have now been delivered thus resulting in the decrease in other interest.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations increased to $1.1 million and decreased to $1.9 million for the three and six months ended April 30, 2008, compared to $0.8 and $2.3 million for the three and six months ended April 30, 2007.

Intangible Amortization

We are amortizing our definite life intangibles over their expected useful life, ranging from one to four years. Intangible amortization decreased $6.4 million and $67.0 million for the three and six months ended April 30, 2008, when compared to the same period last year. This decrease was primarily the result of the write-off of intangible assets for the Fort Myers operations in the Southeast during the first quarter of 2007 and reduced intangible amortization in 2008 as a result of extensive write-offs during the fourth quarter of 2007.

Loss From Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures consists of our share of losses from joint ventures. The loss increased $1.2 million and $8.2 million to a loss of $3.4 million and $8.4 million for the three and six months ended April 30, 2008 when compared to the same periods last year. The increased losses in 2008 are primarily related to our share of the losses from inventory impairments and land-option and walk-away costs from our joint venture with affiliates of Blackstone Real Estate Advisors. Our share of unconsolidated joint venture intangible and land-related charges were $5.1 million and $0.3 million for the three months ended April 30, 2008 and 2007, respectively, and $9.2 million and $0.3 million for the six months ended April 30, 2008 and 2007, respectively.

Total Taxes

Total taxes as a percentage of the loss before taxes was .8% and 7.9% for the three and six months ended April 30, 2008. The rate was significantly below the statutory tax rate because we recorded an additional $120.6 million charge to our deferred tax asset valuation allowance in the quarter as discussed further below. For the remainder of the year, we do not expect to record any additional tax benefits.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Given the continued downturn in the homebuilding industry during 2007 and the first half of 2008, resulting in additional inventory and intangible impairments, we are now in a three year cumulative loss position. According to SFAS 109, a three year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, we recorded an additional valuation allowance of $215.7 million against our deferred tax assets. Our valuation allowance increased $120.6 million and $141.8 million during the three and six months ended April 30, 2008 from $265.9 million at October 31, 2007 to $407.7 million at April 30, 2008. Our deferred tax assets, for which there is no valuation allowance, relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2005 and 2006 years.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 62% of our homebuilding cost of sales.

Safe Harbor Statement

All statements in this Form 10-Q that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

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

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” in our Form 10-K for the year ended October 31, 2007 and Part II, Item 1A “Risk Factors” in this Form 10-Q for the quarter ended April 30, 2008. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit under our secured master repurchase agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but this risk is not material. The following table sets forth as of April 30, 2008, our long term debt obligations principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (“FMV”).

	As of April 30, 2008

	Expected Maturity Date

	2008	2009	2010	2011	2012	Thereafter(2)	Total	FMV at April 30, 2008
	(Dollars in Thousands)
Long term debt(1):
Fixed rate	$4,871	$773	$100,826	$884	$250,946	$1,584,189	$1,942,488	$1,394,638
Weighted average interest rate	5.31%	6.72%	6.01%	6.76%	8.52%	7.06%	7.19%

(1) Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.

(2) On May 27, 2008, we issued $600 million of 11 1/2% Senior Secured Notes due 2013.

In addition, we have reassessed the market risk for our variable rate debt, which at April 30, 2008 was, under the terms of the Seventh Amended and Restated Credit Agreement prior to the May 2008 amendment, based on (1) a margin ranging from 0.25% to 1.50% per annum depending on our Adjusted Leverage Ratio (as defined in the Seventh Amended and Restated Credit Agreement) plus a base rate determined by reference to the higher of (a) PNC Bank, National Association's prime rate and (b) the federal funds rate plus 1/2% , (2) a margin ranging from 2.00% to 3.50% per annum, depending on our Adjusted Leverage Ratio, plus a LIBOR-based rate for a one, two, three, or six month interest period as selected by us or (3) a margin ranging from 2.125% to 3.625% per annum, based on our Adjusted Leverage Ratio, plus an index rate determined by reference to a LIBOR-based rate for one month. We believe that a 1% increase in this rate would have resulted in an approximate $1.3 million increase in interest expense for the six months ended April 30, 2008, assuming an average of $265.9 million of variable rate debt outstanding from November 1, 2007 to April 30, 2008. We have also reassessed the market risk for our variable debt at April 30, 2008 under the terms of the May 2008 Amended Credit Agreement, under which interest is based to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% and (3) an index rate based on daily LIBOR, plus 4.625%. We believe that a 1% increase in this rate would have resulted in an approximate $1.3 million increase in interest expense for the six months ended April 30, 2008, assuming an average of $265.9 million of variable rate debt outstanding from November 1, 2007 to April 30, 2008.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2008. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures as of April 30, 2008 are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item I.

Item 1A. Risk Factors

The risk factors in our Form 10-K for the year ended October 31, 2007 have been updated and are included herein in their entirety.

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

The homebuilding industry is undergoing a significant and sustained downturn which has, and could continue to, materially and adversely affect our business, liquidity and results of operations.

The homebuilding industry is now experiencing a significant and sustained downturn. An industry-wide softening of demand for new homes has resulted from a lack of consumer confidence, decreased housing affordability, decreased availability of mortgage financing, and large supplies of resale and new home inventories. In addition, an oversupply of alternatives to new homes, such as rental properties and resale homes, has depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations during fiscal year 2007 and are continuing to materially adversely affect our business and results of operations in fiscal 2008. For example, we are continuing to experience slower sales, reductions in our margins and higher cancellations which impact most of our markets. Further, we substantially increased our inventory in recent years, which required significant cash outlays and which has increased our price and margin exposure as we continue to work through this inventory. Continuation of this downturn would continue to have a material adverse effect on our business, liquidity and results of operations.

Leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations and may adversely affect our financial condition.

We have a significant amount of debt. On a pro forma basis after giving effect to the May 27, 2008 issuance of $600 million of 11 1/2% Senior Secured Notes due 2013 and the application of the proceeds there from and the effectiveness of the Amended Credit Agreement:

• our debt, as of April 30, 2008, including the debt of the subsidiaries that guarantee our debt, would have been $2,542.5 million;

• As of May 27, 2008, the aggregate outstanding face amount of letters of credit under our Amended Credit Agreement were approximately $217.8 million and we had no outstanding revolving loans; and

• our debt service payments for the 12-month period ended April 30, 2008, which include interest incurred and mandatory principal payments on our corporate debt under the terms of our indentures (but which do not include principal and interest on non-recourse secured debt and debt of our financial subsidiaries), would have been approximately $360.0 million ($140.3 million of which relates to principal payments on our 10 1/2% Senior Notes due 2007).

In addition, we had substantial contractual commitments and contingent obligations, including $710.3 million of performance bonds as of April 30, 2008. See ‘‘Management’s Discussion of Financial Condition and Results of Operations—Contractual Obligations’’ in our Annual Report on Form 10-K for the year ended October 31, 2007.

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

Our ability to meet our debt service and other obligations will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by customer sentiment and financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under our Amended Credit Agreement bear interest at floating rates. A higher interest rate on our debt service obligations could result in lower earnings.

Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our Amended Credit Agreement in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Under the Amended Credit Agreement, the amount available for revolving loans is limited to $25 million until July 31, 2008 and to $100 million thereafter, with the remaining amounts available for the issuance of letters of credit. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

Restrictive covenants in our debt instruments may restrict our ability to operate and if our financial performance worsens, we may not be able to maintain compliance with the financial covenants of our debt instruments.

The indentures governing our outstanding debt securities and our Amended Credit Agreement impose restrictions on our operations and activities. The most significant restrictions relate to debt incurrence, sales of assets, cash distributions, including paying dividends on common and preferred stock, capital stock repurchases, and investments by us and certain of our subsidiaries. The covenants in our Amended Credit Agreement also include a borrowing base covenant and a covenant requiring either a minimum operating cash flow coverage ratio or minimum liquidity as of the last day of each fiscal quarter but do not contain any other financial covenants. Our level of home deliveries, amount of impairments and other financial performance factors have negatively impacted the borrowing base and financial covenants under the Seventh Amended and Restated Revolving Credit Agreement and there can be no assurance that we will not violate the financial or other covenants under our debt instruments in the future or that the amount available under our revolving credit line would not be reduced.

In addition, as a result of the restrictions in our indentures, which would require our fixed charge coverage ratio to be at least 2.0 to 1.0, we are currently restricted from paying dividends on our Series A Preferred Stock and will continue to be restricted during the remainder of fiscal 2008. If current market trends continue or worsen, we anticipate that we will continue to be restricted from paying dividends into fiscal 2009.

If we fail to comply with any of the restrictions or covenants of our debt instruments, and are unable to amend the instrument or obtain a waiver, or make timely payments on this debt and other material indebtedness, we could be precluded from incurring additional borrowings under our Amended Credit Agreement and the trustees or the banks, as appropriate, could cause our debt to become due and payable prior to maturity. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if we are in default of these agreements, we may be prohibited from drawing additional funds under the Amended Credit Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company.

The terms of our debt instruments allow us to incur additional indebtedness.

Under the terms of our indebtedness under our indentures and under the Amended Credit Agreement, we have the ability, subject to our debt covenants, to incur additional amounts of debt. The incurrence of additional indebtedness could magnify the risks described above. In addition, certain obligations such as standby letters of credit and performance bonds issued in the ordinary course of business are not considered indebtedness under our indentures (and may be secured) and are therefore not subject to limits in our debt covenants.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in continuing to grow our business and operations in a profitable manner. Recently, Moody’s and S&P have lowered our credit ratings, which may make it more difficult and costly for us to access capital. A further downgrade by any of the principal credit agencies may exacerbate these difficulties.

Our business is seasonal in nature and our quarterly operating results can fluctuate.

Our quarterly operating results generally fluctuate by season. Historically, a large percentage of our agreements of sale have been entered into in the winter and spring. The construction of a customer’s home typically begins after signing the agreement of sale and can take 12 months or more to complete. Weather-related problems, typically in the late winter and early spring, can delay starts or closings and increase costs and thus reduce profitability. In addition, delays in opening communities could have an adverse impact on our sales and revenues. Due to these factors, our quarterly operating results may continue to fluctuate.

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

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations could harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices.

Changes in economic and market conditions could result in the sale of homes at a loss or holding land in inventory longer than planned, the cost of which can be significant.

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. For example, during 2007 and 2006 we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $126.0 million and $159.1 million, respectively. Also, in 2007 and 2006, as a result of the slowing market, we recorded inventory impairment losses on owned property of $331.8 million and $177.1 million, respectively. For the six months ended April 30, 2008, we recorded inventory impairment losses on owned property of $300.2 million and we also recorded $35.8 million of land option write-offs.

Home prices and sales activities in the California, New Jersey, Texas, North Carolina, Virginia, Maryland, Florida and Arizona markets have a large impact on our profitability because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our business in the California, New Jersey, Texas, North Carolina, Virginia, Maryland, Florida and Arizona markets. Home prices and sales activities in these markets, and in most of the other markets in which we operate, have declined from time to time, particularly as a result of slow economic growth. In particular, California, Florida, New Jersey, Virginia and Maryland have continued to slow since the end of 2006. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in those affected areas. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and profits may be reduced.

Because almost all of our customers require mortgage financing, increases in interest rates or the availability of mortgage financing could impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness, and limit our ability to fully realize our backlog.

Virtually all of our customers finance their acquisitions through lenders providing mortgage financing. Increases in interest rates or decreases in availability of mortgage financing could lower demand for new homes because of the increased monthly mortgage costs to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution.

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At April 30, 2008, we had invested an aggregate of $166.4 million in these joint ventures, which had borrowings outstanding of approximately $336.7 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

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

For example, during 2005, we received requests for information from the Environmental Protection Agency (the ‘‘EPA’’) pursuant to provisions of the Clean Water Act. These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects in the states and district that comprise EPA Region 3. We provided the EPA with information in response to its requests. The Department of Justice (‘‘DOJ’’) subsequently also has become involved in the review of our storm water discharge practices and enforcement with respect to them. We have subsequently received a notification with respect to another development from the EPA alleging violations of storm water discharge practices and requesting related information. We cannot predict the outcome of the review of these practices or estimate the costs that may be involved in resolving the matter. To the extent that the EPA or the DOJ asserts violations of regulatory requirements and request injunctive relief or penalties, we will defend and attempt to resolve such asserted violations.

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

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or borrowing additional money, for the future growth and development of our business. The terms or availability of additional capital is uncertain. Moreover, the indentures for our outstanding debt securities and our Amended Credit Agreement contain provisions that restrict the debt we may incur and the equity we may issue in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support the Amended Credit Agreement and the Senior Secured Notes due 2013 may make it more difficult to raise additional financing in the future.

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

Kevork S. Hovnanian, the Chairman of our Board of Directors, and Ara K. Hovnanian, our President and Chief Executive Officer, have voting control, through personal holdings and family-owned entities, of Class A and Class B common stock that enables them to cast approximately 71.6% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. Their combined stock ownership enables them to exert significant control over us, including power to control the election of our Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on recent impairments and our current financial performance, we expect to generate net operating loss carryforwards for the year ending October 31, 2008, and possibly future years.

Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company or any change in ownership arising from a new issuance of stock by the company.

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% shareholders, our ability to use our net operating loss carryforwards and recognize certain built in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our net operating loss carryforwards could expire before we would be able to use them. Our inability to utilize our net operating loss carryforwards could have a negative impact on our financial position and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2008, in transactions approved in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, as amended, we (i) exchanged 72,418 shares of Class B Common Stock held by a member of the Hovnanian family for an equal number of shares of Class A Common Stock and (ii) immediately thereafter exchanged the 72,418 shares of Class B Common Stock received from the member of the Hovnanian family for an equal number of shares of Class A Common Stock held by Kevork S. Hovnanian. The aggregate Hovnanian family holdings of shares, both Class A Common Stock and Class B Common Stock, remain unchanged by such exchanges. The Class A Common Stock and Class B Common Stock were exchanged pursuant to Section 3(a)(9) of the Act.

Issuer Purchases of Equity Securities(1)

No shares of our 7.625% Series A Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the second quarter of fiscal 2008. The table below provides information with respect to purchases of shares of our Class A Common Stock and Class B Common Stock made by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the second quarter of fiscal 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs

February 1, 2008 through February 29, 2008				612,668

March 1, 2008 through March 31, 2008				612,668

April 1, 2008 through April 30, 2008	72,418 (Class A) (2)			612,668

April 1, 2008 through April 30, 2008	72,418 (Class B) (2)			612,668

(1) In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 5, 2004).

(2)	On April 22, 2008, in transactions approved in accordance with Rule 16b-3 under the Securities
Exchange Act of 1934, as amended we (i) exchanged 72,418 shares of Class B Common Stock held by a member of the Hovnanian family for an equal number of shares of Class A Common Stock and
(ii) immediately thereafter exchanged the 72,418 shares of Class B Common Stock received from the member of the Hovnanian family for an equal number of shares of Class A Common Stock held by Kevork S.
Hovnanian. The aggregate Hovnanian family holdings of shares, both Class A Common Stock and Class B
Common Stock, remain unchanged by such exchanges.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual stockholders meeting on March 31, 2008 at 10:30 a.m. at the offices of Simpson Thacher & Bartlett, 425 Lexington Avenue, New York, New York. The following matters were voted upon at the meeting:

(1)

Election of all Directors to hold office until the next Annual Meeting of Stockholders. There were no broker non-votes and abstentions were counted and had the same effect as a vote against the Director. The elected Directors were:

	Class A		Class B
	Votes For	Votes Withheld	Votes For	Votes Withheld

K. Hovnanian	29,512,149	8,970,660	144,292,869	26,382
A. Hovnanian	29,552,401	8,930,408	144,292,869	26,382
R. Coutts	35,439,617	3,043,192	144,295,071	24,180
E. Kangas	35,400,190	3,082,619	144,295,071	24,180
J. Marengi	35,722,721	2,760,088	144,314,371	4,880
J. Robbins	35,716,206	2,766,603	144,314,371	4,880
J. Sorsby	29,317,494	9,165,315	144,292,969	26,282
S. Weinroth	33,482,904	4,999,905	144,294,571	24,680

(2) Ratification of the selection of Ernst & Young, LLP as independent registered public accountants for the fiscal year ending October 31, 2008. There were no broker non-votes.

	Class A	Class B

Votes For	38,101,413	144,315,391
Votes Against	340,303	2,440
Abstain	41,092	1,420

(3) Approval of the amended and restated Senior Executive Short-Term Incentive Plan.

	Class A	Class B

Votes For	23,271,469	144,263,576
Votes Against	7,312,879	30,322
Abstain	644,424	1,620
Broker Non-Votes	7,254,037	23,733

(4) Approval of the 2008 Stock Incentive Plan.

	Class A	Class B

Votes For	12,216,775	144,180,986
Votes Against	18,381,942	113,232
Abstain	630,055	1,300
Broker Non-Votes	7,254,037	23,733

(5) Approval of the amended and restated 1983 Stock Option Plan.

	Class A	Class B

Votes For	12,183,866	144,185,436
Votes Against	18,409,952	109,782
Abstain	634,954	300
Broker Non-Votes	7,254,037	23,733

Item 6.	Exhibits

Exhibit 3(a) Certificate of Incorporation of the Registrant. (1)

Exhibit 3(b) Certificate of Amendment of Certificate of Incorporation of the Registrant. (2)

Exhibit 3(c) Certificate of Amendment of Certificate of Incorporation of the Registrant. (3)

Exhibit 3(d) Restated Bylaws of the Registrant. (4)

Exhibit 4(a) Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(5)

Exhibit 4(b) Indenture dated as of May 27, 2008, relating to 11 1/2% Senior Secured Notes due 2013, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other Guarantors named therein and Deutsche Bank National Trust Company, as Trustee, including form of 11 1/2% Senior Secured Notes due 2013. (6)

Exhibit 10(a) Seventh Amended and Restated Credit Agreement dated March 7, 2008. (7)

Exhibit 10(b) Amendment No. 1 to Seventh Amended and Restated Credit Agreement dated as of May 16, 2008. (6)

Exhibit 10(c) Guaranty and Suretyship Agreement, dated March 7, 2008. (7)

Exhibit 10(d) Pledge Agreement, relating to the Amended Credit Agreement, dated as of March 7, 2008. (7)

Exhibit 10(e) Amended and Restated Security Agreement, relating to the Amended Credit Agreement, dated as of May 27, 2008. (6)

Exhibit 10(f) Intellectual Property Security Agreement, relating to the Amended Credit Agreement, dated as of May 27, 2008. (6)

Exhibit 10(g) Intercreditor Agreement dated as of May 27, 2008. (6)

Exhibit 10(h) Second Lien Pledge Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(6)

Exhibit 10(i) Second Lien Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008. (6)

Exhibit 10(j) Intellectual Property Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008. (6)

Exhibit 10(k) Amended and Restated Hovnanian Enterprises, Inc. Senior Executive Short−Term Incentive Plan. (8)

Exhibit 10(l) 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan. (9)

Exhibit 10(m) Amended and Restated Hovnanian Enterprises, Inc. 1983 Stock Option Plan. (10)

Exhibit 31(a) Rule 13a-14(a)/15d-14(a)Certification of Chief Executive Officer.

Exhibit 31(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32(a) Section 1350 Certification of Chief Executive Officer.

Exhibit 32(b) Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(2)	Incorporated by reference to Exhibit 4.2 to Registration Statement (No. 333-106761) on Form S-3 of the Registrant.

(3)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2004.

(4)	Incorporated by reference to Exhibit 3.2 to Registration Statement (No. 1-08551) on Form 8-A of the Registrant.

(5)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on July 13, 2005.

(6)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on June 2, 2008.

(7)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2008.

(8)	Incorporated by reference to Appendix A of the definitive Proxy Statement of the Registrant on Schedule 14A filed on February 19, 2008.

(9)	Incorporated by reference to Appendix B of the definitive Proxy Statement of the Registrant on Schedule 14A filed on February 19, 2008.

(10)	Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registrant on Schedule 14A filed on February 19, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 9, 2008
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer

DATE:	June 9, 2008
/S/PAUL W. BUCHANAN
Paul W. Buchanan
Senior Vice President/
Chief Accounting Officer