Form 10-Q
period 2008-07-31
HOVNANIAN ENTERPRISES INC
filed 2008-09-08
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For quarterly period ended JULY 31, 2008 or

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

Large Accelerated Filer [ X ] Accelerated Filer [	]
Non-Accelerated Filer [	]	(Do not check if smaller reporting company)	Smaller Reporting Company [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 62,104,023 shares of Class A Common Stock and 14,641,446 shares of Class B Common Stock were outstanding as of September 4, 2008.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX

PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of July 31,
2008 (unaudited) and October 31, 2007	3

Condensed Consolidated Statements of Operations for the three
and nine months ended July 31, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statement of Stockholders'
Equity for the nine months ended July 31, 2008 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for
the nine months ended July 31, 2008 and 2007 (unaudited)	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	56

Item 4. Controls and Procedures	57

PART II. Other Information
Item 1. Legal Proceedings	57

Item 1A – Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	65

Item 6. Exhibits	66

Signatures	68

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	July 31, 2008	October 31, 2007
ASSETS
	(unaudited)
Homebuilding:
Cash and cash equivalents	$677,213	$12,275

Restricted cash	5,649	6,594

Inventories - at the lower of cost or fair value:
Sold and unsold homes and lots under development	1,825,233	2,792,436

Land and land options held for future
development or sale	584,733	446,135

Consolidated inventory not owned:
Specific performance options	6,895	12,123
Variable interest entities	95,594	139,914
Other options	112,222	127,726

Total consolidated inventory not owned	214,711	279,763

Total inventories	2,624,677	3,518,334

Investments in and advances to unconsolidated
joint ventures	164,146	176,365

Receivables, deposits, and notes	89,898	109,856

Property, plant, and equipment – net	96,857	106,792

Prepaid expenses and other assets	172,838	174,032

Goodwill	32,658	32,658

Definite life intangibles	2,704	4,224

Total homebuilding	3,866,640	4,141,130

Financial services:
Cash and cash equivalents	8,452	3,958
Restricted cash	5,318	11,572
Mortgage loans held for sale	91,123	182,627
Other assets	3,145	6,851

Total financial services	108,038	205,008

Income taxes receivable – including net deferred
tax benefits	127,030	194,410

Total assets	$4,101,708	$4,540,548

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	July 31, 2008	October 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)

Homebuilding:
Nonrecourse land mortgages	$4,824	$9,430
Accounts payable and other liabilities	427,061	515,422
Customers’ deposits	43,348	65,221
Nonrecourse mortgages secured by operating
properties	22,492	22,985
Liabilities from inventory not owned	150,216	189,935

Total homebuilding	647,941	802,993

Financial services:
Accounts payable and other liabilities	12,053	19,597
Mortgage warehouse line of credit	83,142	171,133

Total financial services	95,195	190,730

Notes payable:
Revolving credit agreement	-	206,750
Senior secured notes	594,524	-
Senior notes	1,510,950	1,510,600
Senior subordinated notes	400,000	400,000
Accrued interest	31,714	43,944

Total notes payable	2,537,188	2,161,294

Total liabilities	3,280,324	3,155,017

Minority interest from inventory not owned	42,155	62,238

Minority interest from consolidated joint ventures	1,335	1,490

Stockholders’ equity:
Preferred stock, $.01 par value-authorized 100,000
shares; issued 5,600 shares at July 31,
2008 and at October 31, 2007 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value-authorized
200,000,000 shares; issued 73,796,543 shares at
July 31, 2008 and 59,263,887 shares at
October 31, 2007 (including 11,694,720
shares at July 31, 2008 and
October 31, 2007 held in Treasury)	738	593
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) authorized
30,000,000 shares; issued 15,335,394 shares at
July 31, 2008 and 15,338,840 shares at
October 31, 2007 (including 691,748 shares at
July 31, 2008 and October 31, 2007 held in
Treasury)	153	153
Paid in capital – common stock	415,797	276,998
Retained earnings	341,164	1,024,017
Treasury stock - at cost	(115,257)	(115,257)

Total stockholders’ equity	777,894	1,321,803

Total liabilities and stockholders’ equity	$4,101,708	$4,540,548

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Revenues:
Homebuilding:
Sale of homes	$692,690	$1,079,226	$2,500,192	$3,273,156
Land sales and other revenues	9,750	34,107	45,863	77,205

Total homebuilding	702,440	1,113,333	2,546,055	3,350,361
Financial services	14,101	17,260	40,626	56,691

Total revenues	716,541	1,130,593	2,586,681	3,407,052

Expenses:
Homebuilding:
Cost of sales, excluding interest	635,533	938,265	2,345,942	2,776,050
Cost of sales interest	35,473	29,857	98,633	85,485
Inventory impairment loss and land option write-offs	110,933	108,593	446,961	184,420

Total cost of sales	781,939	1,076,715	2,891,536	3,045,955

Selling, general and administrative	90,004	132,025	287,819	401,804

Total homebuilding	871,943	1,208,740	3,179,355	3,447,759

Financial services	8,234	11,179	27,554	35,877

Corporate general and administrative	21,483	22,128	64,595	64,319

Other interest	10,655	1,160	11,657	9,046

Other operations	2,366	630	4,229	2,888

Intangible amortization	293	10,150	1,520	78,424

Total expenses	914,974	1,253,987	3,288,910	3,638,313

Loss from unconsolidated joint
ventures	(920)	(2,739)	(9,356)	(2,934)

Loss before income taxes	(199,353)	(126,133)	(711,585)	(234,195)

State and federal income tax provision (benefit):
State	1,476	1,370	15,700	118
Federal	1,648	(49,644)	(53,154)	(73,787)

Total taxes	3,124	(48,274)	(37,454)	(73,669)

Net loss	(202,477)	(77,859)	(674,131)	(160,526)
Less: preferred stock dividends	-	2,668	-	8,006

Net loss available to common
stockholders	$(202,477)	$(80,527)	$(674,131)	$(168,532)
Per share data:
Basic:
Loss per common share	$(2.67)	$(1.27)	$(9.98)	$(2.67)
Weighted average number of common
shares outstanding	75,723	63,199	67,574	63,036
Assuming dilution:
Loss per common share	$(2.67)	$(1.27)	$(9.98)	$(2.67)
Weighted average number of common
shares outstanding	75,723	63,199	67,574	63,036

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In Thousands Except Share Amounts) (Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Total

Balance, October 31, 2007	47,569,167	$593	14,647,092	$153	5,600	$135,299	$276,998	$1,024,017	$(115,257)	$1,321,803

Adoption of FASB interpretation No. 48 (FIN 48)								(8,722)		(8,722)

Stock issuance May 14, 2008 offering	14,000,000	140					125,739			125,879

Stock options amortization and issuances, net of tax	290,762	3					8,217			8,220

Restricted stock amortization, issuances and forfeitures, net of tax	238,448	2					4,843			4,845

Conversion of Class B to Class A common stock	3,446		(3,446)							-

Net loss								(674,131)		(674,131)

Balance, July 31, 2008	62,101,823	$738	14,643,646	$153	5,600	$135,299	$415,797	$341,164	$(115,257)	$777,894

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited)
	Nine Months Ended
	July 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(674,131)	$(160,526)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	13,603	13,529
Intangible amortization	1,520	78,424
Compensation from stock options and awards	11,729	18,786
Amortization of bond discounts	490	850
Excess tax payments (benefits) from share-based payment	2,287	(2,417)
(Gain) loss on sale and retirement of property
and assets	(2,304)	176
Loss from unconsolidated joint ventures	9,356	2,934
Distributions from unconsolidated joint ventures	4,831	578
Deferred income taxes	105,302	(45,599)
Impairment and land option deposit write-offs	446,961	184,420
Decrease (increase) in assets:
Mortgage notes receivable	91,562	119,277
Restricted cash, receivables, prepaids and
other assets	61,929	13,798
Inventories	426,761	(233,453)
(Decrease) increase in liabilities:
State and Federal income taxes	(46,644)	(34,061)
Customers’ deposits	(21,873)	(91,475)
Interest and other accrued liabilities	(150,474)	(139,775)
Accounts payable	6,499	(21,042)
Net cash provided by (used in) operating activities	287,404	(295,576)
Cash flows from investing activities:
Net proceeds from sale of property and assets	3,539	661
Purchase of property, equipment and other fixed
assets and acquisitions	(4,224)	(35,338)
Investments in and advances to unconsolidated
joint ventures	(14,793)	(32,144)
Distributions from unconsolidated joint ventures	13,005	35,912
Net cash (used in) investing activities	(2,473)	(30,909)
Cash flows from financing activities:
Proceeds from mortgages and notes	94	39,411
Net proceeds from senior secured notes (includes deferred financing costs)	572,623	-
Net (payments) proceeds related to revolving
credit agreement (includes deferred financing costs)	(215,780)	456,275
Net payments related to mortgage
warehouse line of credit	(87,991)	(120,181)
Principal payments on mortgages and notes	(9,237)	(64,806)
Excess tax (payments) benefits from share-based payment	(2,287)	2,417
Preferred dividends paid	-	(8,006)
Purchase of treasury stock	-	(6,309)
Net proceeds from sale of stock and employee stock plan	127,079	2,953
Net cash provided by financing activities	384,501	301,754
Net increase (decrease) in cash	669,432	(24,731)
Cash and cash equivalents balance, beginning
of period	16,233	54,323
Cash and cash equivalents balance, end of period	$685,665	$29,592

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Nine Months Ended
	July 31,
	2008	2007

Supplemental disclosures of cash flow:
Cash paid (received) during the period for:
Interest	$115,363	$119,340
Income taxes	$(95,976)	$3,574
Supplemental disclosures of noncash operating
activities:
Consolidated inventory not owned:
Specific performance options	$6,286	$13,530
Variable interest entities	85,955	155,693
Other options	112,222	181,344
Total inventory not owned	$204,463	$350,567

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and changes in cash flows. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company’s reportable segments consist of six Homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and the Financial Services segment (see Note 13).

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. For the three months ended July 31, 2008 and 2007, the Company’s total stock-based compensation expense was $3.1 million ($3.0 million net of tax) and $6.3 million ($4.3 million net of tax), respectively, and $11.7 million ($11.1 million net of tax) and $18.8 million ($12.9 million net of tax) for the nine months ended July 31, 2008 and 2007, respectively. Included in this total stock-based compensation expense was expense for stock options of $2.8 million ($2.6 million net of tax) and $3.7 million ($2.5 million net of tax) for the three months ended July 31, 2008 and 2007, respectively, and $9.8 million ($9.2 million net of tax) and $10.1 million ($6.9 million net of tax) for the nine months ended July 31, 2008 and 2007, respectively.

3. Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
	(Dollars in Thousands)		(Dollars in Thousands)
Interest capitalized at
Beginning of period	$177,602	$138,133	$155,642	$102,849
Plus interest incurred (1)	51,268	49,487	137,390	148,285
Less cost of sales interest
expensed (2)	(35,473)	(29,857)	(98,633)	(85,485)
Less other interest expensed (4)	(10,655)	(1,160)	(11,657)	(9,046)
Interest capitalized at
end of period (3)	$182,742	$156,603	$182,742	$156,603

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

(4) Beginning in the third quarter of fiscal 2008, our assets that qualify for interest capitalization

(inventory under development) no longer exceed our debt, and therefore the portion of interest not covered by qualifying assets must be directly expensed.

4. Accumulated depreciation at July 31, 2008 and October 31, 2007 amounted to $67.6 million and $57.4 million, respectively, for our homebuilding assets.

5. In accordance with Financial Accounting Standards No. 144 ("SFAS"), "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As a result of a continued decline in sales pace, sales price and general market conditions, for the three months ended July 31, 2008 and 2007, we recorded inventory impairments of $80.2 million and $87.4 million, respectively, and $380.4 million and $163.7 million for the nine months ended July 31, 2008 and 2007, respectively, both of which are presented in the Consolidated Statements of Operations as part of Inventory impairment loss and land option write-offs and deducted from inventory.

As a result of the declining homebuilding market in some of our segments, we have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from Sold and unsold homes and lots under development to Land and land options held for future development or sale. During the third quarter of fiscal 2008, we mothballed six communities. As of July 31, 2008, the book value associated with the 33 mothballed communities was $421.7 million, net of an impairment balance of $147.0 million. We continually review communities to determine if mothballing is appropriate.

The following table represents inventory impairments by homebuilding segment for the three and nine months ended July 31, 2008 and 2007:

	Three Months Ended			Three Months Ended
(Dollars in millions)	July 31, 2008			July 31, 2007
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	-	$ -	$ -	4	$9.2	$59.2
Mid-Atlantic	16	20.4	74.1	2	3.0	14.2
Midwest	-	-	-	2	2.8	9.6
Southeast	17	16.7	34.4	5	11.5	6.3
Southwest	13	21.8	59.6	6	11.1	28.0
West	18	21.3	63.8	11	49.8	158.0
Total	64	$80.2	$231.9	30	$87.4	$275.3

	Nine Months Ended			Nine Months Ended
(Dollars in millions)	July 31, 2008			July 31, 2007
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	6	$14.7	$105.8	8	$15.1	$94.4
Mid-Atlantic	22	32.0	125.6	2	3.0	14.2
Midwest	4	5.6	20.2	7	8.9	35.3
Southeast	29	34.5	106.2	5	60.9	141.5
Southwest	24	44.0	117.4	7	11.3	28.7
West	55	249.6	744.0	15	64.5	203.8
Total	140	$380.4	$1,219.2	44	$163.7	$517.9

(1) Represents carrying value in dollars, net of prior period impairments, if any, at the time of recording this period’s impairments.

The Consolidated Statements of Operations line entitled "Homebuilding—Inventory impairment loss and land option write-offs" also includes write-offs of capitalized approval, engineering and interest costs that we record when we redesign communities and/or abandon certain engineering costs or when we do not exercise options in various locations because the communities' projected profitability would not produce adequate returns on investment commensurate with the risk.

The total aggregate write-offs were $30.8 million and $21.2 million for the three months ended July 31, 2008 and 2007, respectively, and $66.6 million and $20.7 million for the nine months ended July 31, 2008 and 2007, respectively.

The following table represents write-offs of such costs and the related number of lots by homebuilding segment for the three and nine months ended July 31, 2008 and 2007:

	Three Months Ended July 31,				Nine Months Ended July 31,

(Dollars in millions)
	2008		2007		2008		2007
	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	121	$4.4	1,155	$4.9	574	$9.2	2,145	$7.9
Mid-Atlantic	1,703	19.8	399	2.0	4,231	35.6	867	3.1
Midwest	257	0.7	-	0.1	257	0.7	146	0.8
Southeast	1,299	5.1	2,248	5.8	3,053	12.1	3,898	6.2
Southwest	173	0.4	543	1.5	603	4.9	1,352	2.1
West	180	0.4	950	6.9	419	4.1	950	0.6
Total	3,733	$30.8	5,295	$21.2	9,137	$66.6	9,358	$20.7

6. We provide a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general and administrative costs. For homes delivered in fiscal 2008, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges in the warranty reserve and general liability accrual for the three and nine months ended July 31, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Balance, beginning of period	$123,566	$90,731	$120,653	$93,516
Additions	15,504	13,381	50,311	32,253
Charges incurred	(12,741)	(15,058)	(44,635)	(36,715)
Balance, end of period	$126,329	$89,054	$126,329	$89,054

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees.

Insurance claims paid by our insurance carriers were $11.9 million and $8.8 million for the three months ended July 31, 2008 and 2007, respectively, and $18.9 million and $9.6 million for the nine months ended July 31, 2008 and 2007, respectively, for prior year deliveries.

7. We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations, and we are subject to extensive and complex regulations that affect the development and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and can prohibit or severely restrict development and homebuilding activity in certain environmentally sensitive regions or areas.

In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the "EPA"). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. The amount requested by the EPA to settle the asserted violations at the one project was less than $100,000. We provided the EPA with information in response to its requests. The Department of Justice (‘‘DOJ’’) subsequently also has become involved in the review of our storm water discharge practices and enforcement with respect to them. We have subsequently received a notice with respect to another development from the EPA alleging violations of storm water discharge practices and requesting related information. We cannot predict the outcome of the review of these practices or estimate the costs that may be involved in resolving the matter. To the extent that the EPA or the DOJ asserts violations of regulatory requirements and requests injunctive relief or penalties, we will defend and attempt to resolve such asserted violations.

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

The Company is also involved in the following litigation in different parts of the country:

On September 26, 2006, a stockholder derivative action was filed in the Superior Court of New Jersey, Monmouth County, against certain of our current and former officers and directors, captioned as Michael Crady v. Ara K. Hovnanian et al., Civil Action No. L-4380-06. An amended complaint was filed on January 11, 2007, and a second amended complaint, adding Judy Wolf as a derivative plaintiff, was filed on January 10, 2008. The second amended complaint alleges, among other things, breach of fiduciary duty in connection with certain of our historical stock options grants and exercises by certain current and former officers and directors. The second amended complaint sought an award of damages, disgorgement and/or rescission of certain stock options or any proceeds therefrom, equitable relief, an accounting of certain stock option grants, certain corporate governance changes and an award of fees and expenses. The parties have reached a settlement with respect to all matters. The court approved the settlement and the time to appeal has expired. The terms of the settlement did not have a material impact on the Company.

The Company, Chief Executive Officer and President Ara K. Hovnanian, Executive Vice President and Chief Financial Officer J. Larry Sorsby and a former officer of a Company subsidiary have been named as defendants in a purported class action. The original complaint, which only named Mr. Sorsby as a defendant, was filed on September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby, and names only Mr. Sorsby as a defendant. On January 31, 2008, the court appointed

Herbert Mankofsky as Lead Plaintiff. On February 19, 2008, the action was transferred to the United States District Court for the District of New Jersey. On March 10, 2008, plaintiff filed an amended complaint, captioned In re Hovnanian Enterprises, Inc. Securities Litigation, alleging, among other things, that the defendants violated federal securities laws by making false and misleading statements regarding the Company's business and future prospects in connection with the Company’s acquisition of First Home Builders of Florida. The Company filed a Motion to Dismiss the amended complaint on July 14, 2008.

The Company has been named as a defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Eastern District of Pennsylvania, Mark W. Mellar, et al., v. Hovnanian Enterprises, Inc., et al., asserting that the Company's sales of homes along with the financing of home purchases and the provision of title insurance by affiliated companies violated the Real Estate Settlement Procedures Act. Plaintiffs seek to represent a class of persons who purchased a home from the Company, who received a mortgage loan via a subsidiary of the Company and/or who bought title insurance from a company affiliated with the Company, and are seeking damages (including treble damages), declaratory and injunctive relief, and attorney’s fees and costs. The Company’s Motion to Dismiss the complaint was denied by the Court on March 4, 2008 without prejudice. The case was temporarily placed on an inactive list pending the outcome of another case with similar allegations against unrelated defendants. That other case has now settled and the Mellar litigation has been re-activated.

A subsidiary of the Company has been named as defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D'Allesandro & Woodyard, et al., alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the Company's subsidiary's homes in Fort Myers, Florida. Plaintiffs filed an amended complaint on October 19, 2007. Plaintiffs seek to represent a class of certain home purchasers in southwestern Florida and seek damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. The Company's subsidiary has filed a Motion to Dismiss the amended complaint on December 14, 2007.

On April 4, 2008, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), a wholly-owned subsidiary of the Company, initiated arbitration proceedings against GMAC Model Home Finance, LLC ("GMAC") to resolve a dispute arising under a Model Purchase, Construction Management and Rental Agreement dated October 4, 2001 (the "Agreement"). The Company is the guarantor of K. Hovnanian's obligations under the Agreement. On March 31, 2008, GMAC advised K. Hovnanian that it was terminating all model home leases and intended to take possession of all model homes at issue based on the claim that K. Hovnanian had defaulted under the Agreement. In its arbitration demand, K. Hovnanian disputes the existence of any default and claims that GMAC has materially breached the Agreement by failing to fund certain construction costs. On April 25, 2008, GMAC asserted counterclaims against K. Hovnanian and the Company alleging that K. Hovnanian defaulted and that all leases were terminated. On September 4, 2008, parties entered into a settlement and release agreement resolving all disputes between them arising under the Agreement. The terms of the settlement will have no material impact on the Company.

8. Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions.

9. On May 16, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). On May 27, 2008, in conjunction with the consummation of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013 (See Note 10), the Amendment became effective. The Amendment decreased the aggregate amount of commitments under the Seventh Amended and Restated Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Until the borrowing base is deemed effective by the agent, expected no later than October 31, 2008, the full amount under the Amended Credit Agreement is available for the issuance of letters of credit and up to $25 million under the Amended Credit Agreement is available for revolving loans. After the borrowing base is deemed effective, availability under the Amended Credit Agreement will equal the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loans will increase to $100 million. Borrowings under the Amended Credit Agreement bear interest at a rate equal, at the Company’s option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National

Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company is required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Seventh Amended and Restated Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. A portion of the proceeds of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013 were used to repay the outstanding balance of $325.0 million at May 27, 2008 under the Seventh Amended and Restated Credit Agreement. As of July 31, 2008 and October 31, 2007, there was zero and $206.8 million drawn under the Amended Credit Agreement. In addition, we were obligated under various performance letters of credit totaling $219.7 million and $306.4 million, respectively.

We and each of our subsidiaries are guarantors under the Amended Credit Agreement, except for K. Hovnanian, the borrower, our financial services subsidiaries, joint ventures and certain of our title insurance subsidiaries. All obligations under the Amended Credit Agreement, and the guarantees of those obligations, will be secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors.

The Amended Credit Agreement has covenants that restrict, among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends on, and make distributions with respect to, common and preferred stock and repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all of its assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that, as of the last day of each fiscal quarter, either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of July 31, 2008, we were in compliance with the covenants under the Amended Credit Agreement.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. Our secured Master Repurchase Agreement, which was amended on July 7, 2008, with a group of banks is a short-term borrowing facility that provides up to $151 million through July 6, 2009. Interest is payable monthly at LIBOR plus 1.50%. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. We also had a commercial paper facility which provided for up to $200 million through April 25, 2008 with interest payable monthly at LIBOR plus 0.40%. On November 28, 2007, we paid the outstanding balance in full and terminated the commercial paper facility. We believe that we will be able to extend the Master Repurchase Agreement beyond its expiration date, but there can be no assurance of such extension. As of July 31, 2008, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $83.1 million. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of July 31, 2008, we were in compliance with the covenants of the master repurchase agreement.

10. On May 27, 2008, K. Hovnanian issued $600 million ($594.4 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes are secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement. The notes are redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011 and 100% of principal commencing May 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 111.50% of principal. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the Seventh Amended and Restated Credit Agreement.

At July 31, 2008, we had $600 million of outstanding Senior Secured Notes ($594.5 million net of discount). We also had $1,515 million of outstanding senior notes ($1,511 million, net of discount), comprised of $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016 and $250 million 8 5/8% Senior Notes due 2017. In addition, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013 and $100 million 6% Senior Subordinated Notes due 2010.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian, the issuer of the notes, our financial services subsidiaries, joint ventures and certain of our title insurance subsidiaries. (See Note 18). The indentures governing the senior secured notes, senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured notes, senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured notes, senior notes and senior subordinated notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock and will continue to be restricted during the remainder of fiscal 2008. If current market trends continue or worsen, we anticipate that we will continue to be restricted from paying dividends into future years. The restriction on making preferred dividend payments under our bond indentures will not affect our compliance with any of the covenants contained in the Amended Credit Agreement and will not permit the lenders under the Amended Credit Agreement to accelerate the loans. The indentures also contain events of default which would permit the holders of the senior secured notes, senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency and, with respect to the indenture governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2008, we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also make open market purchases from time to time depending on market conditions and covenant restrictions.

11. Per Share Calculations - Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock. However, for the three and nine months ended July 31, 2008 and 2007, there were no incremental shares attributed to non-vested stock and outstanding options to purchase common stock because we had a net loss for the period, and any incremental shares would not be dilutive.

12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. In January, April and July 2007, we paid $2.7 million of dividends on the Series A Preferred

Stock. In January, April and July 2008, we did not make any dividend payments as a result of covenant restrictions in the indentures governing our Senior and Senior Subordinated Notes. (See Note 10)

On May 14, 2008, we issued 14,000,000 shares of our Class A Common Stock for net proceeds of $125.9 million.

13. Total tax provision (benefit) as a percentage of the loss before taxes was 1.6% and (5.3)% for the three and nine months ended July 31, 2008, compared to (38.3)% and (31.5)% for the three and nine months ended July 31, 2007, respectively. The rate was significantly below prior years, because we recorded an additional $98.4 million and $240.2 million charge to our current and deferred tax asset valuation allowance for the three and nine months ended July 31, 2008, respectively, as discussed further below. For the remainder of the year, we do not expect to record any additional tax benefits.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Given the continued downturn in the homebuilding industry during 2007 and 2008, resulting in additional inventory and intangible impairments, we are now in a three-year cumulative loss position. According to SFAS 109, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, we recorded an additional valuation allowance of $215.7 million against our deferred tax assets. Our valuation allowance for current and deferred taxes increased $98.4 million and $240.2 million during the three and nine months ended July 31, 2008, to $506.0 million at July 31, 2008. Our deferred tax assets at October 31, 2007 and July 31, 2008, for which there is no valuation allowance, relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2005 and 2006 years.

14. Operating and Reporting Segments - SFAS 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. Under the definition, we have more than 49 homebuilding operating segments, and therefore, in accordance with paragraph 24 of SFAS 131, it is impractical to provide segment disclosures for this many segments. As such, we have aggregated the homebuilding operating segments into six reportable segments.

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

Financial information relating to the Company’s operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,

	2008	2007	2008	2007
(In thousands)
Revenues:

Northeast	$170,680	$242,773	$522,453	$645,098
Mid-Atlantic	116,165	216,047	379,516	657,692
Midwest	51,229	65,624	154,280	146,389
Southeast	70,018	171,588	574,120	601,328
Southwest	142,261	198,356	455,083	576,758
West	149,744	218,842	457,324	722,748
Total homebuilding revenues	700,097	1,113,230	2,542,776	3,350,013
Financial services	14,101	17,260	40,626	56,691
Corporate and unallocated	2,343	103	3,279	348
Total revenues	$716,541	$1,130,593	$2,586,681	$3,407,052

(Loss) income before income taxes:
Northeast	$(11,249)	$(5,838)	$(47,558)	$5,552
Mid-Atlantic	(47,439)	15,613	(91,284)	73,343
Midwest	(7,038)	(9,413)	(29,750)	(31,909)
Southeast	(36,897)	(25,759)	(69,944)	(128,034)
Southwest	(20,880)	1,599	(46,510)	17,960
West	(52,050)	(89,427)	(362,264)	(127,021)
Homebuilding loss before income taxes	(175,553)	(113,225)	(647,310)	(190,109)
Financial services	5,867	6,081	13,072	20,814
Corporate and unallocated	(29,667)	(18,989)	(77,347)	(64,900)
Loss before income taxes	$(199,353)	$(126,133)	$(711,585)	$(234,195)

	July 31,	October 31,
	2008	2007
(In thousands)
Assets

Northeast	$1,115,724	$1,240,221
Mid-Atlantic	447,963	606,343
Midwest	98,020	130,360
Southeast	216,640	360,172
Southwest	456,276	553,743
West	688,080	1,083,543
Total homebuilding assets	3,022,703	3,974,382
Financial services	108,038	205,008
Corporate and unallocated	970,967	361,158
Total assets	$4,101,708	$4,540,548

15. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of FIN 46, we have concluded that, whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee (we currently define significant as greater than $100,000 because we have determined that in the aggregate the VIEs related to deposits of this size or less are not material), we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If we are deemed to be the primary beneficiary of the VIE, we consolidate it on our balance sheet. The fair value of the VIEs inventory is reported as “Consolidated inventory not owned – Variable interest entities”.

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

Management believes FIN 46 was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not the VIE’s total assets consolidated on our balance sheet. In certain cases, we will have to place inventory the VIE has optioned to other developers on our balance sheet. In addition, if the VIE has creditors, its debt will be placed on our balance sheet even though the creditors have no recourse against us. Based on these observations, we believe consolidating VIEs based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land.

At July 31, 2008, all 16 VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $11.2 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $95.6 million. Since we do not own an equity interest in any of the unaffiliated VIEs that we must consolidate pursuant to FIN 46, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. At July 31, 2008, the balance reported in minority interest from inventory not owned was $42.2 million. Creditors of these 16 VIEs have no recourse against us.

We will continue to control land and lots using options. Not all of our deposits are with VIEs. Including the deposits with the 16 VIEs described above, at July 31, 2008, we had total cash and letters of credit deposits amounting to approximately $96.4 million to purchase land and lots with a total purchase price of $1.2 billion. The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

16. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures - We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those entered into with developers, other homebuilders, and financial investors to develop finished lots for sale to the joint venture’s members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

		July 31, 2008
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$16,945	$2,754	$19,699
Inventories	559,029	169,867	728,896
Other assets	30,644	5,486	36,130
Total assets	$606,618	$178,107	$784,725

Liabilities and equity:
Accounts payable and accrued liabilities	$44,132	$15,510	$59,642
Notes payable	292,728	43,044	335,772
Equity of:
Hovnanian Enterprises, Inc.	71,357	73,901	145,258
Others	198,401	45,652	244,053
Total equity	269,758	119,553	389,311
Total liabilities and equity	$606,618	$178,107	$784,725
Debt to capitalization ratio	52%	26%	46%

		October 31, 2007
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$43,789	$9,903	$53,692
Inventories	574,195	171,067	745,262
Other assets	36,028	5,510	41,538
Total assets	$654,012	$186,480	$840,492

Liabilities and equity:
Accounts payable and accrued liabilities	$76,197	$14,309	$90,506
Notes payable	292,633	46,546	339,179
Equity of:
Hovnanian Enterprises, Inc.	75,858	77,129	152,987
Others	209,324	48,496	257,820
Total equity	285,182	125,625	410,807
Total liabilities and equity	$654,012	$186,480	$840,492
Debt to capitalization ratio	51%	27%	45%

As of July 31, 2008 and October 31, 2007, we had advances outstanding of approximately $18.9 million and $23.4 million, respectively, to these unconsolidated joint ventures, which were included in the accounts payable and accrued liabilities balances in the table above. On our Hovnanian Enterprises, Inc. Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $164.1 million and $176.4 million at July 31, 2008 and October 31, 2007, respectively.

	For the Three Months Ended July 31, 2008
	Homebuilding	Land Development	Total

Revenues	$61,338	$3,914	$65,252
Cost of sales and expenses	63,715	3,864	67,579
Net (loss) income	$(2,377)	$50	$(2,327)
Our share of net loss	$(613)	$(15)	$(628)

	For the Three Months Ended July 31, 2007
	Homebuilding	Land Development	Total

Revenues	$118,651	$5,260	$123,911
Cost of sales and expenses	134,315	5,103	139,418
Net (loss) income	$(15,664)	$157	$(15,507)
Our share of net (loss) income	$(3,106)	$119	$(2,987)

	For the Nine Months Ended July 31, 2008
	Homebuilding	Land Development	Total

Revenues	$200,352	$16,467	$216,819
Cost of sales and expenses	237,600	16,260	253,860
Net (loss) income	$(37,248)	$207	$(37,041)
Our share of net loss	$(8,591)	$(188)	$(8,779)

	For the Nine Months Ended July 31, 2007
	Homebuilding	Land Development	Total

Revenues	$340,097	$29,481	$369,578
Cost of sales and expenses	353,496	29,208	382,704
Net (loss) income	$(13,399)	$273	$(13,126)
Our share of net (loss) income	$(3,540)	$104	$(3,436)

Loss from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Financial Statements and reflects our proportionate share of the loss of these unconsolidated homebuilding and land development joint ventures. The minor difference between our share of the loss from these unconsolidated joint ventures disclosed here compared to the Condensed Consolidated Statements of Operations is due to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture’s total assets, and such financing is obtained on a non-recourse basis. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no other guarantees associated with unconsolidated joint ventures. In some instances, the joint venture entity is considered a VIE under FIN 46 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

17. Recent Accounting Pronouncements - The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective November 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures, and transactions.

The November 1, 2007 adoption of FIN 48 resulted in a $8.7 million increase in income tax liabilities and a corresponding charge to beginning retained earnings. As of the date of adoption, we had $25.3 million of unrecognized tax benefits, including $3.3 million of accrued interest and penalties, all of which, if recognized, would affect the effective tax rate. We recognize interest and penalties related to income taxes in income tax expense. Such amounts totaled zero and $0.3 million of income tax benefit for the three and nine months ended July 31, 2008, respectively.

On November 29, 2006, the FASB ratified EITF Issue No. 06-8, "Applicability of the Assessment of a Buyer's Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums" (“EITF 06-8”). EITF 06-8 states that the adequacy of the buyer's continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. Implementation of EITF No. 06-8 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" (“SAB No. 109”). SAB No. 109, which revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments," and which specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). The statement replaces SFAS No. 141, “Business Combinations”, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, and is to be applied prospectively. We are currently evaluating the impact, if any, that SFAS 141(R) may have on our consolidated financial positions, results of operations or cash flows.

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

18. Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including tradenames, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill, but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2007. We also assess definite life intangibles for impairment whenever events or changes indicate that their carrying amount may not be recoverable. An intangible impairment is recorded when events and circumstances indicate the undiscounted future cash flows generated from the business unit with the intangible asset are less than the net assets of the business unit. The impairment loss is the lesser of the difference between the net assets of the business unit and the discounted future cash flows generated from the applicable business unit, which approximates fair value and the intangible asset balance. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. However, we only have $2.7 million remaining in intangible assets and $32.7 million remaining in goodwill so any future impairments are limited to these balances. Any intangible impairment charge is included in Intangible amortization on the Condensed Consolidated Statements of Operations. We are amortizing the remaining definite life intangibles over their expected useful lives, ranging from one to four years.

19. Hovnanian Enterprises, Inc., the parent company (the "Parent"), is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of July 31, 2008 had issued and outstanding $600 million of 11 1/2% Senior Secured Notes, $400.0 million of Senior Subordinated Notes, $1,515.0 million face value of Senior Notes, and had zero drawn under the Amended Credit Agreement (see Notes 9 and 10). The Senior Secured Notes, Senior Subordinated Notes, Senior Notes, and the current and former revolving Credit Agreement are fully and unconditionally guaranteed by the Parent.

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

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, we have included the accompanying condensed consolidating financial statements. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries and (iv) the Non-guarantor Subsidiaries, and present the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET – UNAUDITED
JULY 31, 2008
(Dollars in Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$19	$749,914	$2,951,256	$165,451		$$3,866,640
Financial services			7,005	101,033		108,038
Income taxes (payable) receivable	(156,787)	50,834	231,451	1,532		127,030
Investments in and amounts due to and from consolidated subsidiaries	934,662	2,486,229	(2,912,868)	(102,073)	(405,950)	-
Total assets	$777,894	$3,286,977	$ 276,844	$165,943	$(405,950)	$4,101,708

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding		$$1,617	$646,049	$275	$	$ 647,941
Financial services			6,387	88,808		95,195
Notes payable		2,536,901	287			2,537,188
Minority interest			42,155	1,335		43,490
Stockholders’ equity	777,894	748,459	(418,034)	75,525	(405,950)	777,894
Total liabilities and stockholders’ equity	$777,894	$3,286,977	$276,844	$165,943	$(405,950)	$4,101,708

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS – UNAUDITED
THREE MONTHS ENDED JULY 31, 2008
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$1,733	$700,706	$1		$$702,440
Financial services			2,435	11,666		14,101
Intercompany charges		39,742	30,009		(69,751)	-
Equity in pretax loss of consolidated subsidiaries	(199,353)				199,353	-
Total revenues	(199,353)	41,475	733,150	11,667	129,602	716,541

Expenses:
Homebuilding		11,466	957,585	11	(62,322)	906,740
Financial services			1,682	6,552		8,234
Total expenses		11,466	959,267	6,563	(62,322)	914,974
Loss from unconsolidated joint ventures			(920)			(920)
(Loss) income before income taxes	(199,353)	30,009	(227,037)	5,104	191,924	(199,353)
State and federal income tax (benefit) provision	3,124	14,088	(3,799)	2,604	(12,893)	3,124
Net (loss) income	$(202,477)	$15,921	$(223,238)	$2,500	$204,817	$(202,477)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$100	$1,113,239	$(5)	$(1)	$1,113,333
Financial services			1,194	16,066		17,260
Intercompany charges		76,689	76,206		(152,895)	-
Equity in pretax loss
of consolidated
subsidiaries	(126,133)				126,133	-
Total revenues	(126,133)	76,789	1,190,639	16,061	(26,763)	1,130,593

Expenses:
Homebuilding		582	1,292,057	57	(49,888)	1,242,808
Financial services			353	10,826		11,179
Total expenses		582	1,292,410	10,883	(49,888)	1,253,987
Loss from
unconsolidated joint
ventures			(2,739)			(2,739)
(Loss) income before income taxes	(126,133)	76,207	(104,510)	5,178	23,125	(126,133)
State and federal income
tax (benefit) provision	(48,274)	26,672	(39,317)	424	12,221	(48,274)
Net (loss) income	$(77,859)	$49,535	$(65,193)	$4,754	$10,904	$(77,859)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2008
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$2,480	$2,543,571	$4		$$2,546,055
Financial services			7,041	33,585		40,626
Intercompany charges		164,222	154,240		(318,462)	-
Equity in pretax income
of consolidated
subsidiaries	(711,585)				711,585	-
Total revenues	(711,585)	166,702	2,704,852	33,589	393,123	2,586,681

Expenses:
Homebuilding		12,462	3,397,304	27	(148,437)	3,261,356
Financial services			6,652	20,902		27,554
Total expenses		12,462	3,403,956	20,929	(148,437)	3,288,910
Loss from unconsolidated joint ventures			(9,356)			(9,356)
(Loss) income before income taxes	(711,585)	154,240	(708,460)	12,660	541,560	(711,585)
State and federal income tax (benefit)
provision	(37,454)	57,569	(30,081)	1,736	(29,224)	(37,454)
Net (loss) income	$(674,131)	$96,671	$(678,379)	$10,924	$570,784	$(674,131)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$338	$3,341,138	$8,886	$(1)	$3,350,361
Financial services			2,732	53,959		56,691
Intercompany charges		219,911	218,566		(438,477)	-
Equity in pretax loss
of consolidated
subsidiaries	(234,195)				234,195	-
Total revenues	(234,195)	220,249	3,562,436	62,845	(204,283)	3,407,052

Expenses:
Homebuilding		1,682	3,734,484	8,157	(141,887)	3,602,436
Financial services			912	35,036	(71)	35,877
Total expenses		1,682	3,735,396	43,193	(141,958)	3,638,313
Loss from
unconsolidated joint
ventures			(2,934)			(2,934)
(Loss) income before income taxes	(234,195)	218,567	(175,894)	19,652	(62,325)	(234,195)
State and federal income tax (benefit)
provision	(73,669)	76,498	(52,440)	6,055	(30,113)	(73,669)
Net (loss) income	$(160,526)	$142,069	$(123,454)	$13,597	$(32,212)	$(160,526)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2008
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(674,131)	$96,671	$(678,379)	$10,924	$570,784	$(674,131)
Adjustments to reconcile net (loss)
income to net cash provided by
(used in) operating activities	68,328	(131,836)	1,478,364	117,463	(570,784)	961,535
Net cash provided by (used in) operating activities	(605,803)	(35,165)	799,985	128,387	-	287,404

Net cash (used in) provided by investing activities			(2,506)	33		(2,473)

Net cash provided by (used in)
financing activities	126,376	356,843	(10,727)	(87,991)		384,501

Intercompany investing and financing activities – net	479,318	338,232	(781,420)	(36,130)		-
Net increase (decrease) in cash	(109)	659,910	5,332	4,299		669,432
Cash and cash equivalents
balance, beginning of period	126	31,993	(21,225)	5,339		16,233

Cash and cash equivalents balance, end of period	$17	$691,903	$(15,893)	$9,638	$ -	$685,665

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2007
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(160,526)	$142,069	$(123,454)	$13,597	$(32,212)	$(160,526)
Adjustments to reconcile net
income (loss) to net cash provided by
(used in) operating activities	(70,953)	(3,937)	(243,210)	150,838	32,212	(135,050)
Net cash (used in) provided by
operating activities	(231,479)	138,132	(366,664)	164,435	-	(295,576)

Net cash (used in)
investing activities			(22,949)	(7,960)		(30,909)

Net cash provided by (used in)
financing activities	38,883	456,275	(72,696)	(120,708)		301,754

Intercompany investing and financing activities – net	192,597	(626,869)	469,192	(34,920)		-
Net increase (decrease) in cash	1	(32,462)	6,883	847	-	(24,731)
Cash and cash equivalents
balance, beginning of period	16	59,529	(16,122)	10,900		54,323

Cash and cash equivalents balance, end of period	$17	$27,067	$(9,239)	$11,747	$ -	$29,592

20. Subsequent Events

On August 4, 2008, the Company announced that its Board of Directors adopted a shareholder rights plan (the "Rights Plan") designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards (NOL) and built in losses under Section 382 of the Internal Revenue Code. The Company's ability to use its NOLs and built in losses would be limited, if there was an "ownership change" under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of the Company's stock increase their collective ownership of the aggregate amount of outstanding shares of Hovnanian Enterprises, Inc. by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an "ownership change" occurring as defined by Section 382.

Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock of Hovnanian outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock of Hovnanian without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who currently own 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered.

The Rights Plan will continue in effect until August 15, 2018, unless it is terminated or redeemed earlier by the Board of Directors. The Company plans to submit the continuation of the Rights Plan to a stockholder vote within the next 12 months, and the failure to obtain this approval will result in termination of the Rights Plan.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

During the second half of our fiscal year ended October 31, 2006 and continuing through the third quarter of 2008, the U.S. housing market was impacted by a lack of consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize sub-prime, Alt-A and other non-prime mortgage products. The combination of these homebuilding industry and related mortgage financing developments resulted in significant decreases in our gross margins during fiscal 2007 and through the first three quarters of fiscal 2008 compared with the same periods in the prior years. Additionally, we incurred total land-related charges of $457.8 million and $447.0 million for the year ended October 31, 2007 and the nine months ended July 31, 2008, respectively. These charges resulted from the write-off of deposit and pre-acquisition costs of $126.0 million and $66.6 million, respectively, related to land we no longer plan to pursue and impairments on owned inventory of $331.8 million and $380.4 million, respectively, for the fiscal year ended October 31, 2007 and the nine months ended July 31, 2008. Of the impairments on owned inventory for the nine months ended July 31, 2008, 66% came from our West segment, which has continued to deteriorate more than our other segments. Segment level detail for inventory impairments and option write-offs is included in Note 5 to the Condensed Consolidated Financial Statements. In addition to land related charges, the continued weakening of the housing market resulted in impairments of our intangible assets of $135.2 million during fiscal 2007, the majority of which related to intangibles in our Southeast segment. There have been no additional intangible asset impairments recorded for the first nine months of fiscal 2008.

We have exposure to additional impairments of our inventories, which, as of July 31, 2008, have a book value of $2.6 billion, net of $590.6 million of impairments recorded on 140 of our communities. We also have $210.0 million invested in 23,118 lots under option, including cash and letters of credit deposits of $96.4 million as of July 31, 2008. We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it. As of July 31, 2008, we have total investments in, and advances to, unconsolidated joint ventures of $164.1 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment in accordance with U.S. GAAP, which has resulted in reductions in our investment in joint ventures of $50.8 million from our second half of fiscal 2006 through July 31, 2008. We still have exposure to future write-

downs of our investment in unconsolidated joint ventures, if conditions continue to deteriorate in the markets that our joint ventures operate. With respect to goodwill and intangibles, there is a lesser risk of further exposure to impairments because we only have a total balance of $32.7 million of goodwill, and $2.7 million of definite life intangibles as of July 31, 2008.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices and continue to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We are delaying planned land purchases and renegotiating land prices and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels through the end of fiscal 2008. We have also closely evaluated and made reductions in selling, general and administrative expenses, including corporate general and administrative expenses, due in large part to a 55% reduction head count from our peak in June 2006. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that will develop in the future.

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

Income Recognition from High-Rise/Mid-Rise Projects – We are developing several high-rise/mid-rise buildings that will take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS 66. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require to be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria; therefore the revenues from delivering homes in high-rise/mid-rise buildings are recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans – Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory mortgage-backed securities (“MBS”) forward commitments and investor commitments to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of non-agency and non-governmental loans, including Alt-A (FICO scores above 680 and depending on credit criteria) and sub-prime loans (FICO scores above 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of the recent tightening by mortgage lenders, our origination of Alt-A and sub-prime loans has declined to only 10.2% and 0.4%, respectively, of the total loans we originated in the first nine months of 2008, as compared to 27.7% and 4.8%, respectively, for the same period last year. In addition, of the $91.1 million of mortgage loans held for sale as of July 31, 2008, only $0.4 million were Alt-A loans, and none were sub-prime loans. As Alt-A and sub-prime originations declined, we have seen an increase in our level of Federal Housing Administration (“FHA”) loan origination. For the nine months ended July 31, 2008 and 2007, FHA loans represented 31.5% and 7.1%, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs - Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal control passes to the buyer, and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are deferred and recorded as either (a) an adjustment to the related mortgage loans upon the closing of a loan or (b) recognized as a deferred asset or deferred revenue while the loan is in process. These fees and costs include loan origination fees, loan discount, and salaries and wages. Such deferred fees and costs relating to the closed loans are recognized over the life of the loans as an adjustment of yield or taken into operations upon sale of the loan to a permanent investor.

Inventories - Inventories consist of land, land development, home construction costs, capitalized interest and construction overhead and are stated at cost, net of impairment losses, if any. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

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

We evaluate inventories of communities under development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local housing market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price net of sales incentives), or actual or projected operating or cash flow losses. The assessment of communities for indication of impairment is performed quarterly, primarily by completing detailed budgets for all of our communities and identifying those communities with a projected operating loss for any projected fiscal year or for the entire projected community life. For those communities with projected losses, we estimate remaining undiscounted future cash flows and compare those to the carrying value of the community, to determine if the carrying value of the asset is recoverable.

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

These and other local market-specific conditions that may be present are considered by management in preparing projection assumptions for each community. The sales objectives can differ between our communities, even within a given market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. In addition, the key assumptions included in our estimate of future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in homes sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community. Changes in our key assumptions, including estimated construction and development costs, absorption pace and selling strategies, could materially impact future cash flow and fair value estimates. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for the impairments recorded to date range from 13.5% to 17.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a straight line basis.

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

From time to time, we write-off deposits and approval, engineering and capitalized interest costs when we decide not to exercise options to buy land in various locations or when we redesign communities and/or abandon certain engineering costs. In deciding not to exercise a land option, we take into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including timing of land takedowns), and the availability and best use of our capital, among other factors. The write-off is recorded in the period it is deemed probable that the optioned property will not be acquired. In certain instances, we have been able to recover deposits and other preacquisition costs which were previously written off. These recoveries are generally not significant in comparison to the total costs written off.

The impairment of communities under development and inventories held for sale, and the charge for land option write-offs, are reflected on the Consolidated Statement of Operations in a separate line entitled “Homebuilding – Inventory impairment loss and land option write-offs”. See also Note 5 to the Condensed Consolidated Financial Statements for inventory impairment and write-off amounts by segment.

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

Interest – In accordance with SFAS 34, “Capitalization of Interest Cost”, interest incurred is first capitalized to properties under development during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Interest incurred in excess of interest capitalized because qualifying assets for interest capitalization are less than debt, or interest incurred on borrowings directly related to properties not under development are expensed immediately in “Other interest”.

Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 “Accounting for Product Financing Arrangements” (“SFAS 49”), SFAS No. 98 “Accounting for Leases” (“SFAS 98”), and Emerging Issues Task Force (“EITF”) No. 97-10 “The Effects of Lessee Involvement in Asset Construction” (“EITF 97-10”), we record on the Condensed Consolidated Balance Sheets specific performance options, options with variable interest entities and other options under “Consolidated inventory not owned” with the offset to “Liabilities from inventory not owned” and “Minority interest from inventory not owned”.

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

Intangible Assets – The intangible assets recorded on our balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including trade names, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2007. We also assess definite life intangibles for impairment whenever events or changes indicate that their carrying amount may not be recoverable. An intangible impairment is recorded when events and circumstances indicate the undiscounted future cash flows generated from the business unit with the intangible asset are less than the net assets of the business unit. The impairment loss is the lesser of the difference between the net assets of the business unit and the discounted future cash flows generated from the applicable business unit, which approximates fair value and the intangible asset balance. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. However, we only have $2.7 million remaining in definite life intangible assets and $32.7 million remaining in goodwill so any future impairments are limited to these balances. Any intangible impairment charge is included in Intangible amortization on the Condensed Consolidated Statements of Operations. We are amortizing the remaining definite life intangibles over their expected useful lives, ranging from one to four years.

Post-Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we accrue warranty costs as part of cost of sales for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible expensed as selling, general and administrative costs. As previously stated, the deductible for our general liability insurance for homes delivered in fiscal 2008 and 2007 is $20 million per occurrence with an aggregate $20 million for liability claims, and an aggregate $21.5 million for construction defect claims. Both of these liabilities are recorded in “Accounts payable and other liabilities” in the Condensed Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

See Note 17 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Midwest (Illinois, Kentucky, Michigan, Minnesota, Ohio), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D. C.), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas) and the West (California). In addition, we provide financial services to our homebuilding customers.

Our cash uses during the nine months ended July 31, 2008 were for operating expenses, construction, state income taxes, and interest. We provided for our cash requirements from housing and land sales, the issuance of $600 million of senior secured notes, the issuance of 14 million shares of Class A Common Stock, the revolving credit facility, financial service revenues, a federal tax refund and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs because, for the remainder of 2008, we expect to generate positive cash flow from operations as we limit investments in new communities and delay further investment in current communities thereby reducing our inventory as we continue to build and deliver homes from our current communities. We believe that our sources of cash are sufficient to finance our needs, despite a 24.1% decline in total revenues in the first three quarters of 2008 compared to the same period for the prior year and a reduction in the availability under our revolving credit facility. We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet. These expectations are based on our most recent budget process completed in April 2008, which assumes current sales prices and sales absorption paces continue through 2008 and most of 2009 and the issuances of equity and the Senior Secured Notes described below.

On May 27, 2008, we issued $600 million of 11 1/2% Senior Secured Notes, and the Amendment to the Seventh Amended and Restated Credit Agreement, which reduced the aggregate amount of commitments from $900 million to $300 million, became effective. Until the borrowing base is deemed effective by the agent, expected no later than October 31, 2008, the full amount under the Amended Credit Agreement is available for the issuance of letters of credit and up to $25 million under the Amended Credit Agreement is available for revolving loans. After the borrowing base is deemed effective, availability under the Amended Credit Agreement will equal the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loans will increase to $100 million. The Amended Credit Agreement eliminated all but one of the financial maintenance covenants, which requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. Consistent with prior years cash flow cycles where we have generated the majority of our positive cash flow in the latter half of the year (for 2007 we had negative operating cash flow through the first nine months of $295.6 million, but in the fourth quarter of 2007 we had positive cash flow of $357.5 million), we expect that we will generate positive cash flow from operations over the remainder of the fiscal year, resulting in approximately $800 million of homebuilding cash at October 31, 2008; and therefore, we believe we will be in compliance with this new covenant for the foreseeable future.

Our net (loss) income historically does not approximate cash flow from operating activities. The difference between net (loss) income and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, amortization of definite life intangibles, stock compensation awards and impairment losses. When we are expanding our operations, which was the case in fiscal 2006, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increase, but for cash flow purposes are offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what has been happening since the last half of fiscal 2007. Therefore, we expect to continue to generate cash flows from operations in the fourth quarter of fiscal 2008, increasing our liquidity and decreasing our dependency on availability under the Amended Credit Agreement.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of July 31, 2008, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 2 for information on equity purchases). On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. In January, April and July 2007, we paid $2.7 million of dividends on the Series A Preferred Stock. In January, April and July 2008, we did not make any dividend payments as a result of covenant restrictions in the indentures governing our Senior and Senior Subordinated Notes discussed below.

On May 14, 2008, we issued 14,000,000 shares of Class A Common Stock for net proceeds of $125.9 million.

On May 16, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). On May 27, 2008, in conjunction with the consummation of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013 (See Note 10), the Amendment became effective. The Amendment decreased the aggregate amount of commitments under the Seventh Amended and Restated Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Until the borrowing base is deemed effective by the agent, expected no later than October 31, 2008, the full amount under the Amended Credit Agreement is available for the issuance of letters of credit and up to $25 million under the Amended Credit Agreement is available for revolving loans. After the borrowing base is deemed effective, availability under the Amended Credit Agreement will equal the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loan will increase to $100 million. Borrowings under the Amended Credit Agreement will bear interest at a rate equal, at the Company’s option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company is required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Seventh Amended and Restated Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. A portion of the proceeds of the issuance of 11 1/2% Senior Secured Notes due 2013 were used to repay the outstanding balance of $325.0 million at May 27, 2008 under the Seventh Amended and Restated Credit Agreement. As of July 31, 2008 and October 31, 2007, there was zero and $206.8 million drawn under the Amended Credit Agreement, excluding letters of credit totaling $219.7 million and $306.4 million, respectively.

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

The Amended Credit Agreement has covenants that restrict, among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends on, and make distributions with respect to, common and preferred stock and repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all of its assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of July 31, 2008, we were in compliance with the covenants under the Amended Credit Agreement.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement, which was amended on July 7, 2008, with a group of banks is a short-term borrowing facility that provides up to $151 million through July 6, 2009. Interest is payable monthly at LIBOR plus 1.50%. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. We also had a commercial paper facility which provided for up to $200 million through April 25, 2008 with interest payable monthly at LIBOR plus 0.40%. On November 28, 2007, we paid the outstanding balance in full and terminated the commercial paper facility. We believe that we will be able to extend the Master Repurchase Agreement beyond its expiration date, but there can be no assurance of such extension.

As of July 31, 2008, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $83.1 million. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of July 31, 2008, we were in compliance with the covenants of the Master Repurchase Agreement.

On May 27, 2008, K. Hovnanian issued $600 million ($594.5 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes are secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement. The notes are redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011 and 100% of principal commencing May 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 111.50% of principal. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the Seventh Amended and Restated Credit Agreement.

At July 31, 2008, we had $600 million of outstanding Senior Secured Notes ($594.5 million net of discount). We also had $1,515.0 million of outstanding senior notes ($1,511.0 million, net of discount), comprised of $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016 and $250 million 8 5/8% Senior Notes due 2017. In addition, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013 and $100 million 6% Senior Subordinated Notes due 2010.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian, the issuer of the notes, our financial services subsidiaries, joint ventures and certain of our title insurance subsidiaries. (See Note 18). The indentures governing the senior secured notes, senior notes and senior subordinated notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured notes, senior notes and senior subordinated notes, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured notes, senior notes and senior subordinated notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock and will continue to be restricted during the remainder of fiscal 2008. If current market trends continue or worsen, we anticipate that we will continue to be restricted from paying dividends into future years. The restriction on making preferred dividend payments under our bond indentures will not affect our compliance with any of the covenants contained in the Amended Credit Agreement and will not permit the lenders under the Amended Credit Agreement to accelerate the loans. The indentures also contain events of default which would permit the holders of the senior secured notes, senior notes and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency and, with respect to the indenture governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2008, we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also make open market purchases from time to time depending on market conditions and covenant restrictions.

Total inventory decreased $828.6 million during the nine months ended July 31, 2008 of which $380.4 million was attributed to impairments. This decrease excluded the decrease in consolidated inventory not owned of $65.1 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See Note 15 to Condensed Consolidated Financial Statements. Specific performance inventory decreased $5.2 million for the nine months ended July 31, 2008. This was due to the fact that some of the lots previously recorded as a future obligation were taken down during the first nine months of 2008. Other options inventory decreased $15.5 million for this period. Other options consist of our GMAC model program and structured lot option agreements. GMAC model home inventory decreased $12.1 million as a result of our decision to remove homes from the program, primarily in the Mid-Atlantic. Structured lot option inventory decreased $3.4 million during the nine months ended July 31, 2008. This decrease was primarily due to the decision to walk away from a deal in the Northeast and the purchase of some lots under structured options in the Southwest. This decrease was offset by additional inventory recorded for a transaction in the Northeast during the first quarter of fiscal 2008. Total inventory decreased in the Northeast by $84.0 million, in the Mid-Atlantic by $137.3 million, in the Midwest by $19.5 million, in the Southeast by $115.0 million, in the Southwest by $78.0 million, and in the West by $394.8 million. The decreases were primarily the result of deliveries in existing communities and inventory impairments incurred during the first, second and third quarters of fiscal 2008. Substantially all homes under construction or completed and included in inventory at July 31, 2008 are expected to be closed during the next twelve months. Most inventory completed or under development is partially financed through our preferred stock and senior secured, senior and senior subordinated indebtedness and equity.

Despite the decrease in total inventory, our inventory representing Land and land options held for future development or sale on the Condensed Consolidated Balance Sheets increased by $138.6 million compared to October 31, 2007. The increase is due to Sold and unsold home and lots under development inventory being reclassified to Land and land options held for future development or sale inventory when we decide to mothball (or stop development on) a community. We mothball communities when we determine the current performance does not justify further investment at this time. That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve. During the third quarter of fiscal 2008, we mothballed six communities. As of July 31, 2008, we have mothballed land in 33 communities. The book value associated with these 33 communities at July 31, 2008 was $421.7 million, net of an impairment balance of $147.0 million. We continually review communities to determine if mothballing is appropriate.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Inventory impairment loss and land option write-offs, which include inventory that has been written-off or written-down, increased $262.5 million for the nine months ended July 31, 2008, compared to the same period in the prior year. During the third quarter of fiscal 2008, we incurred $80.2 million in write-downs primarily attributable to impairments taken in the Mid-Atlantic, Southeast, Southwest and West, as a result of continued deterioration in these markets during the quarter. In addition, we recorded land option write-offs in the amount of $30.8 million.

The following table summarizes the number of buildable homes included in our total residential real estate.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

July 31, 2008:

Northeast	30	4,041	6,897	10,938
Mid-Atlantic	61	5,117	2,370	7,487
Midwest	26	2,781	488	3,269
Southeast	64	4,640	2,978	7,618
Southwest	120	8,139	1,698	9,837
West	53	5,552	2,355	7,907

Consolidated total	354	30,270	16,786	47,056

Unconsolidated joint ventures		3,215	523	3,738

Total including unconsolidated joint ventures		33,485	17,309	50,794

Owned		16,346	7,218	23,564
Optioned		13,550	9,568	23,118

Controlled lots		29,896	16,786	46,682

Construction to permanent financing lots		374	-	374

Consolidated total		30,270	16,786	47,056

Lots controlled by unconsolidated joint ventures		3,215	523	3,738

Total including unconsolidated joint ventures		33,485	17,309	50,794

(1) Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes
October 31, 2007:

Northeast	37	5,497	7,426	12,923
Mid-Atlantic	74	7,169	5,458	12,627
Midwest	31	3,066	996	4,062
Southeast	88	9,087	4,491	13,578
Southwest	129	10,689	3,247	13,936
West	72	8,250	1,547	9,797

Consolidated total	431	43,758	23,165	66,923

Unconsolidated joint ventures		3,734	592	4,326

Total including unconsolidated joint ventures		47,492	23,757	71,249

Owned		22,559	6,121	28,680
Optioned		19,060	17,044	36,104

Controlled lots		41,619	23,165	64,784

Construction to permanent financing lots		2,139	-	2,139

Consolidated total		43,758	23,165	66,923

Lots controlled by unconsolidated joint ventures		3,734	592	4,326

Total including unconsolidated joint ventures		47,492	23,757	71,249

(1) Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started unsold homes and models. The decrease in total started unsold homes compared to the prior year end is primarily due to a continued focused effort to sell inventoried homes during the first nine months of fiscal 2008. In some instances, this required additional incentives to be given to homebuyers on completed unsold homes. The decrease in models is directly due to the decrease of 77 active communities from 431 at October 31, 2007 to 354 at July 31, 2008.

	July 31, 2008			October 31, 2007

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	178	33	211	301	49	350
Mid-Atlantic	191	8	199	318	3	321
Midwest	62	18	80	125	28	153
Southeast	185	19	204	386	24	410
Southwest	587	89	676	787	91	878
West	162	145	307	473	237	710

Total	1,365	312	1,677	2,390	432	2,822

Investments in and advances to unconsolidated joint ventures decreased $12.2 million during the nine months ended July 31, 2008. This decrease is due to distributions received from the joint ventures and losses incurred by the joint ventures primarily from inventory impairments and land option and walk away costs during the nine months ended July 31, 2008, offset by increases resulting from income from joint ventures not distributed and additional investment in joint ventures. As of July 31, 2008, we have investments in ten homebuilding joint ventures and eight land development joint ventures. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no other guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes decreased $20.0 million to $89.9 million at July 31, 2008. The decrease is primarily due to the receipts of cash from insurance carriers related to outstanding warranty claims, as well as the return of deposits on land option transactions we terminated in fiscal 2007.

Property, plant and equipment decreased $9.9 million primarily due to depreciation and disposals, which were not offset by additions during the period as we elected to reduce our investment in new property, plant and equipment in the current market environment.

Prepaid expenses and other assets were as follows:

	July 31,	October 31,	Dollar
	2008	2007	Change

Prepaid insurance	$9,244	$6,769	$2,475
Prepaid project costs	91,249	110,439	(19,190)
Senior residential rental properties	7,423	7,694	(271)
Other prepaids	51,559	20,995	30,564
Other assets	13,363	28,135	(14,772)

Total	$172,838	$174,032	$(1,194)

Prepaid insurance increased due to a payment of a full year of certain liability insurance premium costs during the first quarter of fiscal 2008. These costs are amortized over the life of the associated insurance policy. Prepaid project costs decreased for homes delivered and have not been replenished, as we have reduced the number of active selling communities given the current homebuilding environment. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids primarily increased as a result of fees paid in connection with the issuance of the $600 million senior secured notes. This increase was partially offset by a decrease for bank fees paid in connection with the entering into the Seventh Amended and Restated Credit Agreement in March 2008, which normally would be amortized over the loan period. Because we amended and reduced the aggregate commitment of the facility effective May 27, 2008, we wrote off a significant portion of these bank fees in the third quarter of fiscal 2008. Other assets decreased because there were significant distributions in the first quarter from our executive deferred compensation plan.

At July 31, 2008 and October 31, 2007, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2002.

Definite life intangibles decreased $1.5 million from $4.2 million at October 31, 2007 to $2.7 million at July 31, 2008, as a result of amortization during the nine months.

Financial Services - Mortgage loans held for sale consist of residential mortgages receivable of which $91.1 million and $182.6 million at July 31, 2008 and October 31, 2007, respectively, are being temporarily warehoused and are awaiting sale in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. The decrease in the receivable from October 31, 2007 is directly related to a decrease in the volume of loans financed at July 31, 2008.

Income taxes receivable decreased $67.4 million in the nine months ended July 31, 2008 primarily because we received our federal tax refund for fiscal year 2007 during the third quarter of fiscal 2008 of $94.7 million, offset by the current tax receivable which can be carried back to 2006. The recoverability of the tax asset is limited to the use of loss carrybacks to 2005 and 2006 and existing deferred tax liabilities.

Accounts payable and other liabilities are as follows:

	July 31,	October 31,	Dollar
	2008	2007	Change

Accounts payable	$176,737	$170,091	$6,646
Reserves	134,162	131,790	2,372
Accrued expenses	61,831	97,753	(35,922)
Accrued compensation	26,099	53,767	(27,668)
Other liabilities	28,232	62,021	(33,789)
Total	$427,061	$515,422	$(88,361)

The increase in accounts payable was primarily due to an increase in our accrual for inventory received but not yet invoiced. The decrease in accrued expenses is primarily due to payments made for land options with letters of credit that were terminated and accrued in the fourth quarter of fiscal 2007. The decrease in accrued compensation was primarily due to the significant distributions in the first quarter from our executive deferred compensation plan as well as lower bonus accruals at July 31, 2008 compared to October 31, 2007. The decrease in other liabilities is primarily related to accrued costs paid when a significant number of homes in our Fort Myers operations closed during the first quarter of fiscal 2008, and the final scheduled payment associated with a 2005 acquisition.

Customer deposits decreased $21.9 million from $65.2 million at October 31, 2007 to $43.3 million at July 31, 2008. The decrease is primarily due to the reduction in the number of homes in backlog from 5,938 at October 31, 2007 to 2,976 at July 31, 2008.

Mortgage warehouse line of credit under our secured Master Repurchase Agreement decreased $88.0 million from $171.1 million at October 31, 2007 to $83.1 million at July 31, 2008. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2007 to July 31, 2008.

Liabilities from inventory not owned and Minority interest from inventory not owned decreased $39.7 million and $20.0 million, respectively, from $189.9 million and $62.2 million, respectively, at October 31, 2007 to $150.2 million and $42.2 million at July 31, 2008, respectively. These decreases are directly correlated to the decrease in Consolidated inventory not owned on the Condensed Consolidated Balance Sheets, which is explained in the discussion of inventory in this “Management’s Discussion and Analysis of Financial Condition and Liquidity.”

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2007

Total revenues:

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
	July 31, 2008	July 31, 2007	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$692,690	$1,079,226	$(386,536)	(36)%
Land sales and other revenues	9,750	34,107	(24,357)	(71)%
Financial services	14,101	17,260	(3,159)	(18)%

Total revenues	$716,541	$1,130,593	$(414,052)	(37)%

	Nine Months Ended
	July 31, 2008	July 31, 2007	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$2,500,192	$3,273,156	$(772,964)	(24)%
Land sales and other revenues	45,863	77,205	(31,342)	(41)%
Financial services	40,626	56,691	(16,065)	(28)%

Total revenues	$2,586,681	$3,407,052	$(820,371)	(24)%

Homebuilding:

Compared to the same prior period, homebuilding revenues decreased $386.5 million, or 36%, during the three months ended July 31, 2008 and decreased $773.0 million or 24% during the nine months ended July 31, 2008. Many of our communities have experienced further price declines during the nine months ended July 31, 2008, resulting in an average price per home of $317,000 and $302,000 for the three and nine months ended July 31, 2008, respectively, compared to $339,000 and $341,000 for the same periods of the prior year. This is primarily due to deteriorating housing market conditions, as well as the mix of communities that are delivering homes. For example, for the nine months ended July 31, 2008, 19% of the deliveries came from our Fort Myers operations, a location with a below average sales price, compared to 9% for the same period of the prior year. This trend is not expected to continue as the majority of the Fort Myers backlog has now been delivered. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by market area is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
	(Dollars in Thousands)
Northeast:
Dollars	$169,394	$238,299	$498,330	$637,437
Homes	347	485	1,008	1,354

Mid-Atlantic:
Dollars	$115,836	$215,363	$375,888	$627,421
Homes	272	459	906	1,331

Midwest:
Dollars	$51,003	$65,563	$152,675	$145,666
Homes	230	290	698	685

Southeast:
Dollars	$69,763	$164,111	$572,127	$589,680
Homes	271	597	2,344	2,177

Southwest:
Dollars	$141,970	$196,681	$449,803	$572,904
Homes	596	861	1,932	2,514

West:
Dollars	$144,724	$199,209	$451,369	$700,048
Homes	469	487	1,395	1,534

Consolidated total:
Dollars	$692,690	$1,079,226	$2,500,192	$3,273,156
Homes	2,185	3,179	8,283	9,595

Unconsolidated joint
ventures:
Dollars	$59,807	$117,898	$196,388	$329,635
Homes	168	329	519	893

Totals:
Housing revenues	$752,497	$1,197,124	$2,696,580	$3,602,791
Homes delivered	2,353	3,508	8,802	10,488

            An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts(1) for the Nine Months Ended July 31,		Contract Backlog as of July 31,
	2008	2007	2008	2007
	(Dollars in Thousands)
Northeast:
Dollars	$315,020	$584,035	$329,914	$571,495
Homes	766	1,202	733	1,066

Mid-Atlantic:
Dollars	$262,928	$558,393	$247,309	$497,697
Homes	723	1,212	570	1,015

Midwest:
Dollars	$88,021	$177,066	$95,418	$157,594
Homes	413	779	474	762

Southeast:
Dollars	$118,931	$235,619	$84,899	$702,385
Homes	493	801	300	2,437

Southwest :
Dollars	$414,939	$589,900	$146,282	$255,498
Homes	1,817	2,644	636	1,129

West:
Dollars	$355,260	$668,963	$91,666	$299,153
Homes	1,109	1,587	263	717

Consolidated total:
Dollars	$1,555,099	$2,813,976	$995,488	$2,483,822
Homes	5,321	8,225	2,976	7,126

Unconsolidated joint ventures:
Dollars	$177,088	$156,047	$179,937	$352,265
Homes	418	500	326	737

Totals:
Dollars	$1,732,187	$2,970,023	$1,175,425	$2,836,087
Homes	5,739	8,725	3,302	7,863

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

Quarter	2008	2007	2006	2005	2004

First	38%	36%	30%	27%	23%
Second	29%	32%	32%	21%	19%
Third	32%	35%	33%	24%	20%
Fourth		40%	35%	25%	24%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. For comparison, the following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2008	2007	2006	2005	2004

First	16%	17%	11%	15%	14%
Second	24%	19%	15%	17%	18%
Third	20%	18%	14%	15%	13%
Fourth		26%	16%	12%	15%

Most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. Cancellations also occur as a result of buyer failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, in 2007 and 2008 we have experienced a higher than normal number of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in the contract price, and due to tighter mortgage underwriting criteria leading to some customer’s inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. We expect that cancellation rates will return to a more normal level at some point as prices stabilize, but it is difficult to predict when this will occur, and the timing will vary by market. A failure to return to a more normal level would continue to negatively impact our results of operations.

            Cost of sales includes expenses for consolidated housing and land and lot sales, including impairment loss and land option write-offs (defined as “land charges” in the schedules below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007

Sale of homes	$692,690	$1,079,226	$2,500,192	$3,273,156

Cost of sales, excluding interest	634,013	907,699	2,320,195	2,724,965

Homebuilding gross margin, before cost of sales interest expense and land charges	58,677	171,527	179,997	548,191

Cost of sales interest expense, excluding land sales interest expense	34,182	29,833	95,248	85,227

Homebuilding gross margin, after cost of sales interest expense, before land charges	24,495	141,694	84,749	462,964

Land charges	110,933	108,593	446,961	184,420

Homebuilding gross margin, after cost of sales interest expense and land charges	$(86,438)	$33,101	$(362,212)	$278,544

Gross margin percentage, before cost of sales interest expense and land charges	8.5%	15.9%	7.2%	16.7%

Gross margin percentage, after cost of sales interest expense, before land charges	3.5%	13.1%	3.4%	14.1%

Gross margin percentage, after cost of sales interest expense and land charges	(12.5)%	3.1%	(14.5)%	8.5%

                Cost of sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest:
Housing, land & development costs	80.0%	73.9%	82.1%	72.8%
Commissions	3.0%	2.7%	2.7%	2.8%
Financing concessions	1.7%	1.6%	1.5%	1.5%
Overheads	6.8%	5.9%	6.5%	6.2%
Total cost of sales, before interest expense and land charges	91.5%	84.1%	92.8%	83.3%
Gross margin percentage, before cost of sales interest expense and land charges	8.5%	15.9%	7.2%	16.7%

Cost of sales interest	5.0%	2.8%	3.8%	2.6%
Gross margin percentage, after cost of sales interest expense and before land charges	3.5%	13.1%	3.4%	14.1%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write off charges, decreased to 8.5% during the three months ended July 31, 2008 compared to 15.9% for the same period last year and decreased to 7.2% during the nine months ended July 31, 2008 compared to 16.7% for the same period last year. Continued declines in percentages in fiscal 2008 are primarily the result of decreased sales prices and increased buyer concessions. The declining pace of sales in our markets in 2007 and 2008 has led to intense competition in many of our specific community locations. In order to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered base prices, all of which have impacted our margins significantly. In addition, homes for which contracts have been cancelled have typically been resold at a lower price, resulting in a further decline in margins. As discussed in “Homebuilding Operations by Segment” below, certain of our segments experienced increases in average selling prices for the three and nine months ended July 31, 2008 compared to 2007. It should be noted however, that these increases are primarily the result of geographic and community mix of our deliveries, rather than an ability to increase home prices.

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues increased to 12.8% for the three months ended July 31, 2008, compared to 11.9% for the three months ended July 31, 2007 and decreased to 11.3% for the nine months ended July 31, 2008, compared to 12.0% for the nine months ended July 31, 2007. Such expenses decreased $42.0 million for the three months ended July 31, 2008 and decreased $114.0 million for the nine months ended July 31, 2008 compared to the same periods last year as we have reduced these costs through headcount reduction, other cost saving measures and decreased number of communities.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007

Land and lot sales	$4,950	$30,554	$31,443	$65,848
Cost of sales, excluding interest	1,520	30,566	25,747	51,085
Land and lot sales gross margin, excluding interest	3,430	(12)	5,696	14,763
Land sales interest expense	1,291	24	3,385	258
Land and lot sales gross margin, including interest	$2,139	$(36)	$2,311	$14,505

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales for the three and nine months ended July 31, 2008 were significantly less than profits for the three and nine months ended July 31, 2007, and for the full fiscal year 2008, we expect pre-tax profit from land sales to be lower than they were in fiscal 2007. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.

Other Revenues include income from contract cancellations, where the deposit has been forfeited due to contract terms, interest income, cash discounts and miscellaneous one-time receipts.

HOMEBUILDING OPERATIONS BY SEGMENT

Homebuilding Results by Segment

Segment Analysis

	Three Months Ended July 31,			Nine Months Ended July 31,
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands, except average sales price)
Northeast
Homebuilding revenue	$170,680	$242,773	$(72,093)	$522,453	$645,098	$(122,645)
(Loss) income before taxes	$(11,249)	$(5,838)	$(5,411)	$(47,558)	$5,552	$(53,110)
Homes delivered	347	485	(138)	1,008	1,354	(346)
Average sales price	$488,167	$491,338	$(3,171)	$494,375	$470,781	$23,594
Contract cancellation rate	23%	24%	(1)%	28%	24%	4%

Mid-Atlantic
Homebuilding revenue	$116,165	$216,047	$(99,882)	$379,516	$657,692	$(278,176)
(Loss) income before taxes	$(47,439)	$15,613	$(63,052)	$(91,284)	$73,343	$(164,627)
Homes delivered	272	459	(187)	906	1,331	(425)
Average sales price	$425,868	$469,200	$(43,332)	$414,887	$471,391	$(56,504)
Contract cancellation rate	39%	47%	(8)%	37%	37%	-

Midwest
Homebuilding revenue	$51,229	$65,624	$(14,395)	$154,280	$146,389	$7,891
(Loss) income before taxes	$(7,038)	$(9,413)	$2,375	$(29,750)	$(31,909)	$2,159
Homes delivered	230	290	(60)	698	685	13
Average sales price	$221,752	$226,079	$(4,327)	$218,732	$212,651	$6,081
Contract cancellation rate	34%	31%	3%	32%	27%	5%

Southeast
Homebuilding revenue	$70,018	$171,588	$(101,570)	$574,120	$601,328	$(27,208)
Loss before taxes	$(36,897)	$(25,759)	$(11,138)	$(69,944)	$(128,034)	$58,090
Homes delivered	271	597	(326)	2,344	2,177	167
Average sales price	$257,428	$274,893	$(17,465)	$244,081	$270,868	$(26,787)
Contract cancellation rate	44%	37%	7%	47%	55%	(8)%

Southwest
Homebuilding revenue	$142,261	$198,356	$(56,095)	$455,083	$576,758	$(121,675)
(Loss) income before taxes	$(20,880)	$1,599	$(22,479)	$(46,510)	$17,960	$(64,470)
Homes delivered	596	861	(265)	1,932	2,514	(582)
Average sales price	$238,205	$228,433	$9,772	$232,817	$227,885	$4,932
Contract cancellation rate	30%	26%	4%	29%	28%	1%

West
Homebuilding revenue	$149,744	$218,842	$(69,098)	$457,324	$722,748	$(265,424)
Loss before taxes	$(52,050)	$(89,427)	$37,377	$(362,264)	$(127,021)	$(235,243)
Homes delivered	469	487	(18)	1,395	1,534	(139)
Average sales price	$308,580	$409,053	$(100,473)	$323,562	$456,355	$(132,793)
Contract cancellation rate	26%	49%	(23)%	32%	37%	(5)%

Northeast - Homebuilding revenues decreased 29.7% and 19% for the three and nine months ended July 31, 2008, respectively, compared to the same periods of the prior year. The decrease is primarily due to a 28.5% and 25.6% decrease in homes delivered, respectively. A 0.6% decrease in average selling price contributed to the three months decrease, while the nine months decrease was offset by a 5.0% increase in average selling price, as the mix of communities delivered in 2008 was different than 2007. Loss before income taxes increased $5.4 million to a loss of $11.2 million and decreased $53.1 million to a loss of $47.6 million for the three and nine months ended July 31, 2008, respectively. These decreases were mainly due to a significant reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive and $23.9 million of inventory impairment losses and land option write-offs recorded during the first three quarters of fiscal 2008, including $4.4 million of write-offs for walk-away costs in the third quarter of fiscal 2008.

Mid-Atlantic - Homebuilding revenues decreased 46.2% and 42.3% for the three and nine months ended July 31, 2008, respectively, compared to the same prior year periods primarily due to a 40.7% and 31.9% decrease in homes delivered and a 9.2% and 12.0% decrease in average selling price for the three and nine months ended July 31, 2008, respectively, due to increased incentives and the different mix of communities delivered in 2008 compared to 2007. Income before income taxes decreased $63.1 million to a loss of $47.4 million and decreased $164.6 million to a loss of $91.2 million for the three and nine months ended July 31, 2008, respectively, with $40.2 million and $67.6 million of the decreases due to inventory impairment losses and land option write-offs for the three and nine months, respectively. The segment also had a significant reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Midwest - Homebuilding revenues decreased 21.9% for the three months ended July 31, 2008, and increased 5.4% for the nine months ended July 31, 2008, respectively, compared to the same period of the prior year. The decrease in revenues for the three months is primarily due to a 20.7% decrease in homes delivered and a 1.9% decrease in average selling price. The increase in revenues for the nine months ended is primarily due to the 1.9% increase in homes delivered and the 2.9% increase in average selling price. The fluctuations in homes delivered and average selling prices were the result of organic growth in this segment in Cleveland, Illinois and Minnesota, as these operations were started or acquired since 2004. The segment loss before income taxes decreased $2.4 million to a loss of $7.0 million and decreased $2.2 million to a loss of $29.8 million for the three and nine months ended July 31, 2008, respectively. Despite the increased revenues for the nine months of fiscal 2008, which help improve operating performance, inventory impairments and land option write-offs of $6.3 million taken during fiscal 2008 partially offset the benefits from the increased revenues.

Southeast - Homebuilding revenues decreased 59.2 % and 4.5% for the three and nine months ended July 31, 2008, compared to the same periods of the prior year. The decrease for the three months ended July 31, 2008 is primarily due to a 54.6% decrease in homes delivered and a 6.4% decrease in average selling price. The decrease for the nine months ended July 31, 2008 is primarily due to a 9.9% decrease in average selling price offset by a 7.7% increase in homes delivered. The primary reason for the increase in deliveries is due to the 1,584 deliveries from our Fort Myers operations, which had below segment average selling prices and minimal gross margin. Loss before income taxes increased $11.1 million to a loss of $36.9 million for the three months and decreased $58.1 million to a loss of $69.9 million for the nine months ended July 31, 2008, respectively. The increased loss for the three months ended July 31, 2008 compared to the same period of the prior year was primarily due to $21.8 million in inventory impairments and land option write-offs taken in the third quarter of fiscal 2008, compared to $17.3 million in the third quarter of fiscal 2007, combined with reduced gross margin explained above. The decreased loss for the nine months ended July 31, 2008, compared to the same period of the prior year, is primarily due to $46.6 million in inventory impairments and land option write-offs for the nine months ended July 31, 2008, compared to $67.1 million for the nine months ended July 31, 2007, as well as $51.5 million of intangible impairments taken in the first half of fiscal 2007, compared to zero for the same period of fiscal 2008, partially offset by lower gross margins in the 2008 period.

Southwest - Homebuilding revenues decreased 28.3% and 21.1% for the three and nine months ended July 31, 2008, respectively, compared to the same period of the prior year primarily due to a 30.8% and 23.2% decrease in homes delivered, offset by a 4.3% and 2.2% increase in average selling price for the three and nine months ended July 31, 2008, respectively, as the mix of communities delivered in 2008 was different than 2007. Income before income taxes decreased $22.5 million to a loss of $20.9 million for the three months and decreased $64.5 million to a loss of $46.5 million for the nine months ended June 31, 2008, respectively. This was mainly due to a reduction in gross margin percentage before interest expense and $48.9 million in inventory impairment losses and land option write-offs during fiscal 2008 as compared to $13.4 million during the first three quarters of fiscal 2007, which included $22.2 million and $12.6 million of inventory impairment losses and land option write-offs for the three months ended July 31, 2008 and 2007, respectively.

West - Homebuilding revenues decreased 31.6% and 36.7% for the three and nine months ended July 31, 2008, respectively, compared to the same period of the prior year primarily due to a 3.7% and 9.1% decrease in homes delivered and a 24.6% and 29.1% decrease in average selling price for the three and nine months ended July 31, 2008, respectively. The decrease in deliveries was the result of the more competitive and slowing housing market in California during 2007 and continuing through the first three quarters of fiscal 2008. This reduced revenue was further compounded by a significant reduction in gross margin percentage before interest expense. Loss before income taxes decreased $37.4 million to a loss of $52.1 million for the three months and increased $235.2 million to a loss before income taxes of $362.3 million for the nine months ended July 31, 2008, respectively. The decreased loss for the three months ended July 31, 2008 compared to the same period of the prior year was primarily due to $21.6 million in inventory impairments and land option write-offs taken in the third quarter of fiscal 2008, compared to $56.7 million in the third quarter of fiscal 2007. The increased loss for the nine months ended July 31, 2008 compared to the same period of the prior year was primarily due to $253.6 million in inventory impairments and land option write-offs for the nine months ended July 31, 2008 compared to $65.1 million for the nine months ended July 31, 2007.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers and selling such mortgages in the secondary market, and title insurance activities. For the three and nine months ended July 31, 2008, financial services provided a $5.9 million and a $13.1 million profit before income taxes, respectively, compared to a profit of $6.1 million and $20.8 million for the same periods in 2007, respectively. The decrease in pretax profit for the three and nine months ended July 31, 2008 was due to decreased mortgage settlements and a decrease in the average loan amount, partially offset by a reduction in costs.

Corporate General and Administrative

Corporate general and administrative expenses represent the operations at our headquarters in Red Bank, New Jersey. These expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Increased office facility costs and higher bonus accruals in 2008 as a result of new bonus structures based on net debt reduction have been offset by headcount reduction savings and other overhead cost reductions.

Other Interest

Other interest increased $9.5 million and $2.6 million for the three and nine months ended July 31, 2008, compared to the three and nine months ended July 31, 2007, respectively. Beginning in the third quarter of fiscal 2008, our assets that qualify for interest capitalization (inventory under development) no longer exceed our debt, and therefore the portion of interest not covered by qualifying assets must be directly expensed. In addition, for the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007 the variance is smaller because in 2007, this interest included interest on completed homes in our Fort Myers operations, but those homes have now been delivered thus eliminating that interest in fiscal 2008.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, earnout payments from homebuilding company acquisitions, legal and settlement costs for two shareholder related lawsuits, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations increased to $2.4 million and $4.2 million for the three and nine months ended July 31, 2008, respectively, compared to $0.6 and $2.9 million for the three and nine months ended July 31, 2007, respectively. The increase in both the three and nine months was due to the increase in legal and settlement costs in 2008.

Intangible Amortization

We are amortizing our definite life intangibles over their expected useful life, ranging from one to four years. Intangible amortization decreased $9.9 million and $76.9 million for the three and nine months ended July 31, 2008, respectively, when compared to the same prior year periods. This decrease was primarily the result of the write-off of intangible assets for the Fort Myers operations in the Southeast during the first quarter of 2007 and reduced intangible amortization in 2008 as a result of extensive write-offs during the fourth quarter of 2007.

Loss From Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures consists of our share of losses from joint ventures. The loss decreased $1.8 million to a loss of $0.9 million and increased $6.4 million to a loss of $9.4 million for the three and nine months ended July 31, 2008, respectively, when compared to the same periods last year. The increased losses for the nine months ended July 31, 2008 were primarily related to our share of the losses from inventory impairments and land-option and walk-away costs from our joint venture with affiliates of Blackstone Real Estate Advisors. Our share of unconsolidated joint venture intangible and land-related charges were $0.7 million and $1.1 million for the three months ended July 31, 2008 and 2007, respectively, and $9.9 million and $1.3 million for the nine months ended July 31, 2008 and 2007, respectively.

Total Taxes

Total tax provision (benefit) as a percentage of the loss before taxes was 1.6% and (5.3)% for the three and nine months ended July 31, 2008. The rate was significantly below the statutory tax rate, because we recorded an additional $98.4 million and $240.2 million charge to our current and deferred tax asset valuation allowance in the three and nine months ended July 31, 2008, respectively, as discussed further below. For the remainder of the year, we do not expect to record any additional tax benefits.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Given the continued downturn in the homebuilding industry during 2007 and 2008, resulting in additional inventory and intangible impairments, we are now in a three-year cumulative loss position. According to SFAS 109, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, we recorded an additional valuation allowance of $215.7 million against our deferred tax assets. Our valuation allowance for current and deferred taxes increased $98.4 million and $240.2 million during the three and nine months ended July 31, 2008, to $506.0 million at July 31, 2008. Our deferred tax assets at October 31, 2007 and July 31, 2008, for which there is no valuation allowance, relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2005 and 2006 years.

Inflation

Inflation has a long-term effect, because increasing costs of land, materials and labor result in increasing sale prices of our homes. In general, these price increases have been commensurate with the general rate of inflation in our housing markets and have not had a significant adverse effect on the sale of our homes. A significant risk faced by the housing industry generally is that rising house construction costs, including land and interest costs, will substantially outpace increases in the income of potential purchasers. Recently in the more highly regulated markets that have seen significant home price appreciation, customer affordability has become a concern. Our broad product array insulates us to some extent, but customer affordability of our homes is something we monitor closely.

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 60.5% of our homebuilding cost of sales.

Safe Harbor Statement

All statements in this Form 10-Q that are not historical facts should be considered “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

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

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” in our Form 10-K for the year ended October 31, 2007 and Part II, Item 1A “Risk Factors” in this Form 10-Q for the quarter ended July 31, 2008. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit under our secured master repurchase agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk, but we do not believe that this risk is material. The following table sets forth as of July 31, 2008, our long-term debt obligations principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (“FMV”).

	As of July 31, 2008

	Expected Maturity Date

	2008	2009	2010	2011	2012	Thereafter	Total	FMV at July 31, 2008
	(Dollars in Thousands)
Long term debt(1):
Fixed rate	$4,824	$786	$100,841	$899	$250,962	$2,183,941	$2,542,253	$1,875,303
Weighted average interest rate	5.30%	6.72%	6.01%	6.77%	8.52%	8.28%	8.21%

(1) Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.

In addition, we have reassessed the market risk for our variable debt at July 31, 2008 under the terms of the May 2008 Amended Credit Agreement, under which interest is based on (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. We believe that a 1% increase in this rate would have resulted in an approximate $1.6 million increase in interest expense for the nine months ended July 31, 2008, assuming an average of $214.2 million of variable rate debt outstanding from November 1, 2007 to July 31, 2008.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2008. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures as of July 31, 2008 are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

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

The homebuilding industry is now experiencing a significant and sustained downturn. An industry-wide softening of demand for new homes has resulted from a lack of consumer confidence, decreased housing affordability, decreased availability of mortgage financing and large supplies of resale and new home inventories. In addition, an oversupply of alternatives to new homes, such as rental properties and resale homes, has depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations during fiscal year 2007 and are continuing to materially adversely affect our business and results of operations in fiscal 2008. For example, we are continuing to experience slower sales, reductions in our margins and higher cancellations which impact most of our markets. Further, we substantially increased our inventory in recent years, which required significant cash outlays and which has increased our price and margin exposure as we continue to work through this inventory. Continuation of this downturn would continue to have a material adverse effect on our business, liquidity and results of operations.

Leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations and may adversely affect our financial condition.

We have a significant amount of debt.

• our debt, as of July 31, 2008, including the debt of the subsidiaries that guarantee our debt, was $2,515.0 million ($2,505.5 net of discount);

• as of July 31, 2008, the aggregate outstanding face amount of letters of credit under our Amended Credit Agreement was $219.7 million and we had no outstanding revolving loans; and

• our debt service payments for the 12-month period ended July 31, 2008, which include interest incurred and mandatory principal payments on our corporate debt under the terms of our indentures (but which do not include principal and interest on non-recourse secured debt and debt of our financial subsidiaries), were $292.2 million ($140.3 million of which relates to principal payments on our 10 1/2% Senior Notes due 2007).

In addition, we had substantial contractual commitments and contingent obligations, including $671.5 million of performance bonds as of July 31, 2008. See ‘‘Management’s Discussion of Financial Condition and Results of Operations—Contractual Obligations’’ in our Annual Report on Form 10-K for the year ended October 31, 2007.

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

Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our Amended Credit Agreement in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Under the Amended Credit Agreement, the amount available for revolving loans is limited to $25 million until the borrowing base is deemed effective, and to $100 million thereafter, with the remaining amounts available for the issuance of letters of credit (See Note 9 to Condensed Consolidated Financial Statements). We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

Restrictive covenants in our debt instruments may restrict our ability to operate, and, if our financial performance worsens, we may not be able to maintain compliance with the financial covenants of our debt instruments.

The indentures governing our outstanding debt securities and our Amended Credit Agreement impose restrictions on our operations and activities. The most significant restrictions relate to debt incurrence, sales of assets, cash distributions, including paying dividends on common and preferred stock, capital stock repurchases, and investments by us and certain of our subsidiaries. The covenants in our Amended Credit Agreement also include a borrowing base covenant and a covenant requiring either a minimum operating cash flow coverage ratio or minimum liquidity as of the last day of each fiscal quarter but do not contain any other financial covenants. Our level of home deliveries, amount of impairments and other financial performance factors negatively impacted the borrowing base and financial covenants under the Seventh Amended and Restated Revolving Credit Agreement prior to its amendment in May 2008 and there can be no assurance that we will not violate the financial or other covenants under our debt instruments in the future or that the amount available under our revolving credit line would not be reduced.

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

Our ability to access capital on favorable terms is a key factor in continuing to grow our business and operations in a profitable manner. Recently, Moody’s and S&P lowered our credit ratings, which may make it more difficult and costly for us to access capital. A further downgrade by any of the principal credit agencies may exacerbate these difficulties.

Our business is seasonal in nature, and our quarterly operating results can fluctuate.

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

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. For example, during 2007 and 2006, we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $126.0 million and $159.1 million, respectively. Also, in 2007 and 2006, as a result of the slowing market, we recorded inventory impairment losses on owned property of $331.8 million and $177.1 million, respectively. For the nine months ended July 31, 2008, we recorded inventory impairment losses on owned property of $380.4 million and further recorded $66.6 million of land option write-offs.

Home prices and sales activities in the California, New Jersey, Texas, North Carolina, Virginia, Maryland, Florida and Arizona markets have a large impact on our profitability because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our business in the California, New Jersey, Texas, North Carolina, Virginia, Maryland, Florida and Arizona markets. Home prices and sales activities in these markets, and in most of the other markets in which we operate, have declined from time to time, particularly as a result of slow economic growth. In particular, Arizona, California, Florida, New Jersey, Virginia and Maryland have continued to slow since the end of 2006. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in those affected areas. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and profits may be reduced.

Because almost all of our customers require mortgage financing, increases in interest rates or the decreased availability of mortgage financing could impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness and limit our ability to fully realize our backlog.

Virtually all of our customers finance their acquisitions through lenders providing mortgage financing. Increases in interest rates or decreases in availability of mortgage financing could lower demand for new homes because of the increased monthly mortgage costs to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel his obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract.

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At July 31, 2008, we had invested an aggregate of $164.1 million in these joint ventures, which had borrowings outstanding of approximately $335.8 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

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

Acquisitions of companies have contributed to our growth and are a component of our growth strategy. In March 2005, we acquired Cambridge Homes and Town & Country Homes; in August 2005, we acquired Oster

Homes and First Home Builders of Florida, and in April 2006, we acquired Craftbuilt Homes. In the future, we may acquire other businesses, some of which may be significant. As a result of acquisitions of companies, we may need to seek additional financing and integrate product lines, dispersed operations and distinct corporate cultures. These integration efforts may not succeed or may distract our management from operating our existing business. Additionally, we may not be able to enhance our earnings as a result of acquisitions. Our failure to successfully identify and manage future acquisitions could harm our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(1) (2)

No shares of our 7.625% Series A Preferred Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the third quarter of fiscal 2008. The table below provides information with respect to purchases of shares of our Class A Common Stock and Class B Common Stock made by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the third quarter of fiscal 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs

May 1, 2008 through May 31, 2008				612,668

June 1, 2008 through June 30, 2008				612,668

July 1, 2008 through July 31, 2008				612,668

(1)	In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 5, 2004).
(2)	Excludes purchases by certain members of the Hovnanian Family, which have been previously reported in filings with the Securities and Exchange Commission.

Item 6.	Exhibits

Exhibit 3(a) Certificate of Incorporation of the Registrant.

Exhibit 3(b) Restated Bylaws of the Registrant. (1)

Exhibit 4(a) Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(2)

Exhibit 4(b) Certificate of Designation of Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.

Exhibit 4(c) Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(3)

Exhibit 4(d) Indenture dated as of May 27, 2008, relating to 11 1/2% Senior Secured Notes due 2013, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other Guarantors named therein and Deutsche Bank National Trust Company, as Trustee, including form of 11 1/2% Senior Secured Notes due 2013.(5)

Exhibit 10(a) Description of Non-Employee Director Compensation.

Exhibit 10(b) Seventh Amended and Restated Credit Agreement dated March 7, 2008.(4)

Exhibit 10(c) Amendment No. 1 to Seventh Amended and Restated Credit Agreement dated as of May 16, 2008.(5)

Exhibit 10(d) Guaranty and Suretyship Agreement, dated March 7, 2008.(4)

Exhibit 10(e) Pledge Agreement, relating to the Amended Credit Agreement, dated as of March 7, 2008.(4)

Exhibit 10(f) Amended and Restated Security Agreement, relating to the Amended Credit Agreement, dated as of May 27, 2008.(5)

Exhibit 10(g) Intellectual Property Security Agreement, relating to the Amended Credit Agreement, dated as of May 27, 2008.(5)

Exhibit 10(h) Intercreditor Agreement dated as of May 27, 2008.(5)

Exhibit 10(i) Second Lien Pledge Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(5)

Exhibit 10(j) Second Lien Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(5)

Exhibit 10(k) Intellectual Property Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(5)
Exhibit 31(a) Rule 13a-14(a)/15d-14(a)Certification of Chief Executive Officer.

Exhibit 31(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32(a) Section 1350 Certification of Chief Executive Officer.

Exhibit 32(b) Section 1350 Certification of Chief Financial Officer.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on July 13, 2005.

(3)	Incorporated by reference to Exhibits to the Registration Statement (No. 1-8551) on Form 8-A of Hovnanian Enterprises, Inc., filed on August 14, 2008

(4)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of Hovnanian Enterprises, Inc., for the quarter ended January 31, 2008.

(5)	Incorporated by reference to Exhibits to Current Report on Form 8-K of Hovnanian Enterprises, Inc., filed on June 2, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 8, 2008
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer

DATE:	September 8, 2008
/S/PAUL W. BUCHANAN
Paul W. Buchanan
Senior Vice President/
Chief Accounting Officer