Form 10-K
period 2008-10-31
HOVNANIAN ENTERPRISES INC
filed 2008-12-24
CIK 357294

U N I T E D  S T A T E S  S E C U R I T I E S A N D  E X C H A N G E  C O M M I S S I O N
Washington, D.C. 20549

Form 10-K
 ☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended OCTOBER 31, 2008

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8551

Hovnanian Enterprises, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1851059
(State or Other Jurisdiction of Incorporation or Organization) 110 West Front Street, P.O. Box 500, Red Bank, N.J. (Address of Principal Executive Offices)	(I.R.S. Employer Identification No.) 07701 (Zip Code)
732-747-7800 (Registrant's Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value per share Preferred Stock Purchase Rights Depositary Shares, each representing 1/1,000th of a share of 7.625% Series A Preferred Stock	New York Stock Exchange New York Stock Exchange NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

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

Large Accelerated Filer     ☐                Accelerated Filer     ☒                Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $443,351,894.

As of the close of business on December 19, 2008, there were outstanding 62,227,673 shares of the Registrant's Class A Common Stock and 14,639,746 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III—Those portions of registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant's annual meeting of shareholders to be held on March 19, 2009 which are responsive to Part III, Items 10, 11, 12, 13 and 14.

2                 Hovnanian Enterprises, Inc.

FORM 10-K

Item		Page
	PART I
1	Business	4
1A	Risk Factors	11
1B	Unresolved Staff Comments	17
2	Properties	17
3	Legal Proceedings	18
4	Submission of Matters to a Vote of Security Holders	19
	Executive Officers of the Registrant	19
	PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
6	Selected Consolidated Financial Data	20
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
7A	Quantitative and Qualitative Disclosures About Market Risk	44
8	Financial Statements and Supplementary Data	45
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
9A	Controls and Procedures	45
9B	Other Information	47
	PART III
10	Directors, Executive Officers and Corporate Governance	47
11	Executive Compensation	48
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
13	Certain Relationships and Related Transactions, and Director Independence	48
14	Principal Accountant Fees and Services	48
	PART IV
15	Exhibits and Financial Statement Schedules	49
	Signatures	53

3                 Hovnanian Enterprises, Inc.

Part I

ITEM 1
BUSINESS

Business Overview

We design, construct, market and sell single-family detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes in planned residential developments and are one of the nation's largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. (the "Company", "we", "us" or "our") was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of 280,000 homes, including 11,281 homes in fiscal 2008. The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 284 communities in 44 markets in 18 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. We offer a variety of home styles at base prices ranging from $36,000 (low income housing) to $2,455,000 with an average sales price, including options, of $300,000 nationwide in fiscal 2008.

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

Geographic Breakdown of Markets by Segment

Hovnanian markets and builds homes that are constructed in 23 of the nation's top 50 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey, New York, Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, West Virginia, Washington, D.C.

Midwest: Illinois, Kentucky, Minnesota, Ohio

Southeast: Florida, Georgia, North Carolina, South Carolina

Southwest: Arizona, Texas

West: California

4                 Hovnanian Enterprises, Inc.

We employed approximately 2,816 full-time employees (which we refer to as associates) as of October 31, 2008.

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

Business Strategies

Due to the progressive weakening of demand in our homebuilding markets over the past few years, we have experienced declines in revenues and gross profit, sustained significant asset impairment charges and incurred losses in fiscal 2007 and 2008. Although we believe the long-term fundamentals which support housing demand, namely population growth and household formation, remain solid and the current negative conditions will moderate over time, the timing of a recovery in the housing market is unclear. Consequently, our primary focus while market conditions are weak is to strengthen our financial condition by reducing inventories of homes and land, controlling and reducing construction and overhead costs, maximizing cash flows, reducing outstanding debt and maintaining strong liquidity.

In addition to our current focus on maintaining strong liquidity, we will continue to focus on our historic key business strategies. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation, and adherence to these principles will continue to improve our business, lead to higher profitability for our shareholders and give us a clear advantage over our competitors.

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

We focus on achieving high return on invested capital. Each new community, whether through organic growth or acquisition, is evaluated based on its ability to meet or exceed internal rate of return requirements. Our belief is that the best way to create lasting value for our shareholders is through a strong focus on return on invested capital. However, given current market conditions it has been difficult to find new land investments that meet or exceed these rate of return requirements. Therefore, we have focused on managing the balance sheet by selling through our currently owned inventory and conserving cash to be prepared to invest in new land when market conditions are right.

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

5                 Hovnanian Enterprises, Inc.

We manage our financial services operations to better serve all of our homebuyers. Our current mortgage financing and title service operations enhance our contact with customers and allow us to coordinate the homebuying experience from beginning to end.

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

  •
  Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional, nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2008 and 2007, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked-away from 15,370 lots and 18,157 lots, respectively, out of 31,834 total lots and 54,261 total lots, respectively, under option, resulting in a pretax charge of $114.1 million and $126.0 million, respectively.

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

Construction—We design and supervise the development and building of our communities. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We generally employ subcontractors for the installation of site improvements and construction of homes. However, we employ general contractors to manage the construction of most mid-rise or high-rise buildings. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. We rigorously control costs through the use of computerized monitoring systems.

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

Materials and Subcontractors—We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. In most instances, we use general contractors for mid-rise and high-rise construction. In recent years, we have experienced no significant construction delays due to shortages of materials or labor, however, we cannot predict the extent to which shortages in necessary materials or labor may occur in the future.

6                 Hovnanian Enterprises, Inc.

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

Customer Financing— We sell our homes to customers who generally finance their purchases through mortgages. Our financial services segment provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval and closing and title services. We originate loans in New Jersey, New York, Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, West Virginia, North Carolina, South Carolina, Georgia, Texas, Arizona, Illinois, Ohio, Minnesota, Florida, and California. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

During the year ended October 31, 2008, for the markets in which our mortgage subsidiaries originated loans, 9.0% of our homebuyers paid in cash and 74.9% of our non-cash homebuyers obtained mortgages from one of our mortgage banking subsidiaries. The loans we originated in fiscal 2008 were 35.5% FHA/VA, 7.7% Alt-A, 52.6% prime, 0.3% broker sub-prime, 1.8% broker non-subprime and 2.1% construction to permanent.

We customarily sell virtually all of the loans and loan servicing rights that we originate within a short period of time. Loans are sold either individually or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

Code of Ethics—In almost 50 years of doing business, we have been committed to sustaining our shareholders' investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a set of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our Code of Ethics applies to our principal executive officer, principal financial officer, controller, and all other associates of our company, including our directors and other officers. The Company's Code of Ethics is available on the Company's website at www.khov.com under "Investor Relations/Governance/Code of Ethics".

Corporate Governance—We also remain committed to our shareholders in fostering sound corporate governance principles. The Company's "Corporate Governance Guidelines" assist the Board of Directors of the Company (the "Board") in fulfilling its responsibilities related to corporate governance conduct. These guidelines serve as a framework, addressing the function, structure, and operations of the Board, for purposes of promoting consistency of the Board's role in overseeing the work of management.

Residential Development Activities

Our residential development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water and drainage facilities, recreational facilities and other amenities and marketing and selling homes. These activities are performed by our associates, together with independent architects, consultants and contractors. Our associates also carry out long-term planning of communities. A residential development generally includes single family detached homes and/or a number of residential buildings containing from two to twenty-four individual homes per building, together with amenities such as club houses, swimming pools, tennis courts, tot lots and open areas. We also develop mid-rise and high-rise buildings including some that contain over 300 homes per building.

7                 Hovnanian Enterprises, Inc.

Current base prices for our homes in contract backlog at October 31, 2008 range from $36,000 (low income housing) to $2,455,000 in the Northeast, from $135,000 to $1,404,000 in the Mid-Atlantic, from $80,000 to $667,000 in the Midwest, from $139,000 to $551,000 in the Southeast, from $88,000 to $727,000 in the Southwest, and from $136,000 to $1,159,000 in the West. Closings generally occur and are typically reflected in revenues within eighteen months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2008 is set forth below:

(Housing Revenue in Thousands)	Housing Revenues	Homes Delivered	Average Price

Northeast	$679,488	1,412	$481,224
Mid-Atlantic	509,009	1,248	407,860
Midwest	209,759	965	217,367
Southeast	624,106	2,572	242,654
Southwest	603,513	2,616	230,701
West	551,978	1,764	312,913

Consolidated Total	$3,177,853	10,577	$300,449
Unconsolidated Joint Ventures	262,605	704	373,018

Total Including Unconsolidated Joint Ventures	$3,440,458	11,281	$304,978

The value of our net sales contracts, excluding unconsolidated joint ventures, decreased 48.4% to $1.9 billion for the year ended October 31, 2008 from $3.6 billion for the year ended October 31, 2007. This decrease was the result of a net 40.5% decrease in the number of homes contracted to 6,546 in 2008 from 11,006 in 2007, as well as increased incentives or base price reductions as the homebuilding market weakened further in 2008.

Information on the value of net sales contracts by segment for the years ended October 31, 2008 and 2007 is set forth below:

(Value of Net Sales Contracts in Thousands)	2008	2007	% Change

Northeast	$381,401	$802,459	52.5%
Mid-Atlantic	313,405	677,581	53.8%
Midwest	106,887	248,744	57.0%
Southeast	132,245	312,070	57.6%
Southwest	518,565	758,340	31.6%
West	421,292	833,986	49.5%

Consolidated Total	$1,873,795	$3,633,180	48.4%

As the homebuilding market and the economy as a whole have continued to weaken this year, the number of homes contracted has decreased in all of our segments by 32% or more. In addition, these weaker conditions have resulted in lower average prices in all segments except the Southwest, where the average prices are up 1.4%. This combination of lower net contracts and lower average prices has resulted in 48.4% lower value of net sales contracts.

The following table summarizes our active selling communities under development as of October 31, 2008. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total home sites under the total residential real estate chart in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

8                 Hovnanian Enterprises, Inc.

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)

Northeast	31	7,965	5,269	495	2,201
Mid-Atlantic	48	10,231	5,568	385	4,278
Midwest	26	4,113	1,573	291	2,249
Southeast	32	10,079	7,180	163	2,736
Southwest	111	17,944	11,298	420	6,226
West	36	11,518	7,355	134	4,029

Total	284	61,850	38,243	1,888	21,719

(1)
Includes 139 home sites under option.

(2)
Of the total remaining homes available, 1,596 were under construction or completed (including 321 models and sales offices), 9,897 were under option, and 229 were financed through purchase money mortgages.

Backlog

At October 31, 2008 and October 31, 2007, including unconsolidated joint ventures, we had a backlog of signed contracts for 2,170 homes and 6,365 homes, respectively, with sales values aggregating $0.8 billion and $2.2 billion, respectively. The majority of our backlog at October 31, 2008 is expected to be completed and closed within the next twelve months. At November 30, 2008 and 2007, our backlog of signed contracts, including unconsolidated joint ventures, was 2,097 homes and 6,036 homes, respectively, with sales values aggregating $0.8 billion and $2.1 billion, respectively.

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast, Mid-Atlantic and some sections of the Southeast we typically obtain an additional 5% to 10% down payment due 30 to 60 days after signing. The contract may include a financing contingency, which permits the customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution. As housing values decline in certain markets some customers cancel their contracts and forfeit their deposits. Cancellation rates are discussed further in Item 7 "Managements' Discussion and Analysis of Financial Condition and Results of Operation". Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the Consolidated Statement of Operations, in accordance with generally accepted accounting principles, when title to the home is conveyed to the buyer, adequate initial and continuing investment have been received and there is no continued involvement.

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2008, exclusive of communities under development described above under "Active Selling Communities" and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities under development are included in the 40,095 consolidated total home sites under the total residential real estate chart in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

9                 Hovnanian Enterprises, Inc.

Communities in Planning

(Dollars in Thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value(2)

Northeast:
Under Option(1)	26	4,478	$214,974	$58,477
Owned	18	1,801		314,299

Total	44	6,279		$372,776

Mid-Atlantic:
Under Option(1)	5	290	$20,387	$4,790
Owned	5	1,353		25,391

Total	10	1,643		$30,181

Midwest:
Under Option(1)	3	327	$9,634	$1,073
Owned	2	102		2,446

Total	5	429		$3,519

Southeast:
Under Option(1)	9	998	$65,896	$3,377
Owned	11	583		21,335

Total	20	1,581		$24,712

Southwest:
Under Option(1)	5	177	$11,098	$2,052
Owned	14	1,369		19,586

Total	19	1,546		$21,638

West:
Under Option(1)	1	158	$4,740	$127
Owned	33	4,852		194,282

Total	34	5,010		$194,409

Totals:
Under Option(1)	49	6,428	$326,729	$69,896
Owned	83	10,060		577,339

Combined Total	132	16,488		$647,235

(1)
Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2008, option fees and deposits aggregated approximately $13.3 million. As of October 31, 2008, we spent an additional $56.6 million in non-refundable predevelopment costs on such properties.

(2)
The book value of $647.2 million is identified on the balance sheet as "Inventories—land and land options held for future development or sale". The book value includes $1.3 million for specific performance options, $0.1 million for deposits on variable interest entity property and $1.7 million for other options reported under "Consolidated inventory not owned".

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

10                 Hovnanian Enterprises, Inc.

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

We are also subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment ("environmental laws"). The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and prohibit or severely restrict development and homebuilding activity.

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

ITEM 1A
RISK FACTORS

You should carefully consider the following risks in addition to the other information included in this Form 10-K.

The homebuilding industry is significantly affected by changes in general and local economic conditions, real estate markets and weather conditions, which could affect our ability to build homes at prices our customers are willing or able to pay, could reduce profits that may not be recaptured, could result in cancellation of sales contracts and could affect our liquidity.

The homebuilding industry is cyclical, has from time to time experienced significant difficulties and is significantly affected by changes in general and local economic conditions such as:

  •
  employment levels and job growth;

  •
  availability of financing for home buyers;

  •
  interest rates;

  •
  foreclosure rates;

  •
  inflation;

  •
  adverse changes in tax laws;

  •
  consumer confidence;

  •
  housing demand; and

  •
  population growth.

Turmoil in the financial markets could affect our liquidity. In addition, our cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. We also depend upon the lenders under our Revolving Credit Agreement to be able to perform under their commitments. If one or more of our lenders default on their funding obligations, the other lenders are not obligated to make up the shortfall, which would reduce our available liquidity. In addition, it may be difficult to find a bank willing to issue a letter of credit under our Revolving Credit Agreement in such a circumstance.

Weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, floods and fires can harm the local homebuilding business. Our business in Florida was adversely affected in late 2005 and into 2006 due to the impact of Hurricane Wilma on materials and labor availability and pricing. Conversely, Hurricane Ike, which hit Houston in September 2008, did not have an impact on materials and labor

11                 Hovnanian Enterprises, Inc.

availability or pricing, but did impact the volume of home sales in subsequent weeks.

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

The homebuilding industry is now experiencing a significant and sustained downturn. An industry-wide softening of demand for new homes has resulted from a lack of consumer confidence, decreased housing affordability, decreased availability of mortgage financing, and large supplies of resale and new home inventories. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes and foreclosures, has depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations during fiscal years 2008 and 2007. For example, we are continuing to experience significant declines in sales, significant reductions in our margins and higher cancellations. Further, we substantially increased our inventory through fiscal 2006, which required significant cash outlays and which has increased our price and margin exposure as we continue to work through this inventory. In addition, general economic conditions in the U.S. continue to weaken. Market volatility has been unprecedented and extraordinary in recent months, and the resulting economic turmoil may continue to exacerbate industry conditions or have other unforeseen consequences, leading to uncertainty about future conditions in the homebuilding industry. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. Continuation or worsening of this downturn or general economic conditions would continue to have a material adverse effect on our business, liquidity and results of operations.

Leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations and may adversely affect our financial condition.

We have a significant amount of debt. On a pro forma basis to give effect to the exchange offer (the "Exchange Offer") in which we issued $29.3 million aggregate principal amount of 18.0% Senior Secured Notes due 2017 in exchange for certain of our unsecured senior notes aggregating $71.4 million on December 3, 2008 (for more details about the Exchange Offer see Note 23 to the Consolidated Financial Statements):

  •
  our debt, as of October 31, 2008, including the debt of the subsidiaries that guarantee our debt, would have been $2,472.9 million ($2,463.7 million net of discount);

  •
  as of October 31, 2008, the aggregate outstanding face amount of letters of credit under our Revolving Credit Agreement would have been $197.5 million and we would have had no outstanding revolving loans (unchanged from the actual amount); and

  •
  our debt service payments for the 12-month period ended October 31, 2008, which include interest incurred and mandatory principal payments on our corporate debt under the terms of our indentures (but which do not include principal and interest on non-recourse secured debt and debt of our financial subsidiaries), would have been approximately $168.4 million.

In addition, we had substantial contractual commitments and contingent obligations, including $632.5 million of performance bonds as of October 31, 2008. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations".

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

Our ability to meet our debt service and other obligations will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues

12                 Hovnanian Enterprises, Inc.

and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by customer sentiment and financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under our Revolving Credit Agreement bear interest at floating rates. A higher interest rate on our debt service obligations could result in lower earnings.

Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our Revolving Credit Agreement in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Under the $300 million Revolving Credit Agreement, the amount available for revolving loans is limited to $100 million, with the remaining amounts available (subject to the borrowing base) for the issuance of letters of credit. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

Restrictive covenants in our debt instruments may restrict our ability to operate and if our financial performance worsens, we may not be able to maintain compliance with the financial covenants of our debt instruments.

The indentures governing our outstanding debt securities and our Revolving Credit Agreement impose restrictions on our operations and activities. The most significant restrictions relate to debt incurrence, sales of assets, cash distributions, including paying dividends on common and preferred stock, capital stock and debt repurchases, and investments by us and certain of our subsidiaries. The covenants in our Revolving Credit Agreement also include a borrowing base covenant and a covenant requiring either a minimum operating cash flow coverage ratio or minimum liquidity as of the last day of each fiscal quarter but do not contain any other financial covenants. Our level of home deliveries, amount of impairments and other financial performance factors negatively impacted the borrowing base and financial covenants under the Revolving Credit Agreement prior to its amendment in May 2008, and there can be no assurance that we will not violate the financial or other covenants under our debt instruments in the future or that the amount available under our Revolving Credit Agreement would not be reduced.

In addition, as a result of the restrictions in our indentures, which would require our fixed charge coverage ratio to be at least 2.0 to 1.0, we are currently restricted from paying dividends on our Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends into fiscal 2009 and possibly beyond.

If we fail to comply with any of the restrictions or covenants of our debt instruments, and are unable to amend the instrument or obtain a waiver, or make timely payments on this debt and other material indebtedness, we could be precluded from incurring additional borrowings under our Revolving Credit Agreement and the trustees or the banks, as appropriate, could cause our debt to become due and payable prior to maturity. In such a situation, there can be no assurance that we would be able to obtain alternative financing. In addition, if we are in default of these agreements, we may be prohibited from drawing additional funds under the Revolving Credit Agreement, which could impair our ability to maintain sufficient working capital. Either situation could have a material adverse effect on the solvency of the Company.

The terms of our debt instruments allow us to incur additional indebtedness.

Under the terms of our indebtedness under our indentures and under the Revolving Credit Agreement, we have the ability, subject to our debt covenants, to incur additional amounts of debt. The incurrence of additional indebtedness could magnify the risks described above. In addition, certain obligations such as standby letters of credit and performance bonds issued in the ordinary course of business are not considered indebtedness under our indentures (and may be secured) and therefore are not subject to limits in our debt covenants.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in continuing to grow our business and operations in a profitable manner. On March 26, 2008, Moody's lowered our overall credit rating to B3 from B2 and maintained its negative outlook. On February 2, 2008, S&P lowered our credit rating to B- from B+ and maintained its negative outlook. On January 18, 2008, Fitch lowered the Company's issuer default rating to B- from BB- and placed the Company on negative rating outlook. These downgrades may make it more difficult and costly for us to access capital. A further downgrade by any of the principal credit agencies may exacerbate these difficulties.

Our business is seasonal in nature and our quarterly operating results can fluctuate.

Our quarterly operating results generally fluctuate by season. Historically, a large percentage of our agreements of sale have been entered into in the

13                 Hovnanian Enterprises, Inc.

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

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of undeveloped land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See "Critical Accounting Policies." For example, during 2008 and 2007 we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $114.1 million and $126.0 million, respectively. Also, in 2008 and 2007, as a result of the slowing market, we recorded inventory impairment losses on owned property of $596.0 million and $331.8 million, respectively. If market conditions continue to worsen, additional inventory impairment losses and land option write-offs will likely be necessary.

Home prices and sales activities in the California, New Jersey, Texas, Virginia, Maryland, Florida and Arizona markets have a large impact on our profitability because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our business in the California, New Jersey, Texas, Virginia, Maryland, Florida and Arizona markets. Home prices and sales activities in these markets, and in most of the other markets in which we operate, have declined from time to time, particularly as a result of slow economic growth. In particular, Arizona, California, Florida, New Jersey, Virginia and Maryland have declined significantly since the end of 2006. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in those affected areas. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and profits may be reduced.

14                 Hovnanian Enterprises, Inc.

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

In addition, we believe that the availability of mortgage financing, including FNMA, FHLMC and FHA / VA financing, is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of those types of financing could reduce our sales.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2008, we had invested an aggregate of $71.1 million in these joint ventures, which had borrowings outstanding of approximately $320.2 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

These investments involve risks and are highly illiquid. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures, and as market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms. In addition, we lack a controlling interest in these joint ventures and therefore are usually unable to require that our joint ventures sell assets or return invested capital, make additional capital contributions or take any other action without the vote of at least one of our venture partners. Therefore, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and can prohibit or severely restrict development and homebuilding activity.

For example, during 2005, we received two requests for information pursuant to Section 308 of the Clean

15                 Hovnanian Enterprises, Inc.

Water Act from Region 3 of the Environmental Protection Agency (the "EPA"). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. We have subsequently received notification from the EPA alleging violations of storm water discharge practices at other locations and requesting related information. We provided the EPA with information in response to its requests. The Department of Justice ("DOJ") is also involved in the review of these practices and enforcement with respect to them. We are engaged in discussions with the DOJ and EPA regarding a resolution of these matters. We cannot predict whether those discussions will result in a resolution, or what any resolution of these matters ultimately will require of us.

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

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, we may experience losses that could hurt our financial results. Our financial results could also be adversely affected if we were to experience an unusually high number of claims or unusually severe claims.

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

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or borrowing additional money, for the future growth and development of our business. The terms or availability of additional capital is uncertain. Moreover, the indentures for our outstanding debt securities and our Revolving Credit Agreement contain provisions that restrict the debt we may incur and the equity we may issue in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support the Revolving Credit Agreement, the 11 1/2% Senior Secured Notes due 2013 and the 18.0% Senior Secured Notes due 2017 issued in the Exchange Offer may make it more difficult to raise additional financing in the future.

Also, our mortgage business currently operates with working capital from a Mortgage Master Repurchase Agreement that comes due in July 2009. We believe we will be able to extend the Master Repurchase Agreement beyond its expiration date, but there can be no assurance of such extension.

Our future growth may include additional acquisitions of companies that may not be successfully integrated and may not achieve expected benefits.

Acquisitions of companies have contributed to our historical growth and may again be a component of our growth strategy in the future. In April 2006, we acquired Craftbuilt Homes. In the future, we may acquire other businesses, some of which may be significant. As a result of acquisitions of companies, we may need to seek additional financing and integrate product lines, dispersed operations and distinct corporate cultures. These integration efforts may not succeed or may distract our management from operating our existing business. Additionally, we may not be able to enhance our earnings as a result of acquisitions. Our failure to successfully identify and

16                 Hovnanian Enterprises, Inc.

manage future acquisitions could harm our operating results.

Our controlling stockholders are able to exercise significant influence over us.

Kevork S. Hovnanian, the Chairman of our Board of Directors, and Ara K. Hovnanian, our President and Chief Executive Officer, have voting control, through personal holdings and family-owned entities, of Class A and Class B common stock that enables them to cast approximately 72.3% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. Their combined stock ownership enables them to exert significant control over us, including power to control the election of our Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated a net operating loss carryforward of $404.8 million for the year ending October 31, 2008, and we may generate net operating loss carryforwards in future years.

Section 382 of the Internal Revenue Code contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% shareholders, our ability to use our net operating loss carryforwards and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our net operating loss carryforwards could expire before we would be able to use them. Our inability to utilize our net operating loss carryforwards could have a negative impact on our financial position and results of operations.

In August 2008, we announced that our Board of Directors adopted a shareholder rights plan designed to preserve shareholder value and the value of certain tax assets primarily associated with net loss carryforwards and built in losses under Section 382 of the Internal Revenue Code. See Note 3 to the Consolidated Financial Statements for further details about the shareholder rights plan.

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

Geopolitical events, such as the aftermath of the war with Iraq and the continuing involvement in Iraq, may have a substantial impact on the economy and the housing market. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 had an impact on our business and the occurrence of similar events in the future cannot be ruled out. The war and the continuing involvement in Iraq and Afghanistan, terrorism and related geopolitical risks have created many economic and political uncertainties, some of which may have additional material adverse effects on the U.S. economy, and our customers and, in turn, our results of operations and financial condition.

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

We own a 69,000 square foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 868,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West.

17                 Hovnanian Enterprises, Inc.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and can prohibit or severely restrict development and homebuilding activity.

In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the "EPA"). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. We have subsequently received notification from the EPA alleging violations of storm water discharge practices at other locations and requesting related information. We provided the EPA with information in response to its requests. The Department of Justice ("DOJ") is also involved in the review of these practices and enforcement with respect to them. We are engaged in discussions with the DOJ and EPA regarding a resolution of these matters. We cannot predict whether those discussions will result in a resolution, or what any resolution of these matters ultimately will require of us.

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

The Company is also involved in the following litigation in different parts of the country:

The Company, Chief Executive Officer and President Ara K. Hovnanian, Executive Vice President and Chief Financial Officer J. Larry Sorsby and a former officer of a Company subsidiary have been named as defendants in a purported class action. The original complaint, which only named Mr. Sorsby as a defendant, was filed on September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby, and names only Mr. Sorsby as a defendant. On January 31, 2008, the court appointed Herbert Mankofsky as Lead Plaintiff. On February 19, 2008, the action was transferred to the United States District Court for the District of New Jersey. On March 10, 2008, plaintiff filed an amended complaint, captioned In re Hovnanian Enterprises, Inc. Securities Litigation, alleging, among other things, that the defendants violated federal securities laws by making false and misleading statements regarding the Company's business and future prospects in connection with the Company's acquisition of First Home Builders of Florida. The Company filed a Motion to Dismiss the amended complaint on July 14, 2008. On September 11, 2008, plaintiff filed his opposition to the Motion to Dismiss. The Company filed its reply brief on October 28, 2008. The Motion to Dismiss is now fully briefed and is pending before the court.

The Company has been named as a defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Eastern District of Pennsylvania, Mark W. Mellar, et al., v. Hovnanian Enterprises, Inc., et al., asserting that the Company's sales of homes along with the financing of home purchases and the provision of title insurance by affiliated companies violated the Real Estate Settlement Procedures Act. Plaintiffs seek to represent a class of persons who purchased a home from the Company, who received a mortgage loan via a subsidiary of the Company and/or who bought title insurance from a company affiliated with the Company, and are seeking damages (including treble damages), declaratory and injunctive relief, and attorney's fees and costs. The Company's Motion to Dismiss the complaint was denied by the Court on March 4, 2008 without prejudice. The case was settled in October 2008 (with the Stipulation of Dismissal filed with the Court on November 5, 2008) and the terms of the settlement had no material impact on the Company.

A subsidiary of the Company has been named as a defendant in a purported class action suit filed on May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D'Allesandro & Woodyard, et al., alleging violations of

18                 Hovnanian Enterprises, Inc.

the federal securities acts, among other allegations, in connection with the sale of some of the subsidiary's homes in Fort Myers, Florida. Plaintiffs filed an amended complaint on October 19, 2007. Plaintiffs sought to represent a class of certain home purchasers in southwestern Florida and sought damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys' fees and costs. The Company's subsidiary filed a Motion to Dismiss the amended complaint on December 14, 2007. Following oral argument on the motion in September 2008, the court dismissed the amended complaint with leave for plaintiffs to amend. Plaintiffs filed a second amended complaint on October 31, 2008. Plaintiffs seek to represent a class of certain home purchasers in southwestern Florida and seek damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys' fees and costs.

On April 4, 2008, K. Hovnanian Enterprises, Inc. ("K. Hovnanian"), a wholly-owned subsidiary of the Company, initiated arbitration proceedings against GMAC Model Home Finance, LLC ("GMAC") to resolve a dispute arising under a Model Purchase, Construction Management and Rental Agreement dated October 4, 2001 (the "Agreement"). The Company is the guarantor of K. Hovnanian's obligations under the Agreement. On March 31, 2008, GMAC advised K. Hovnanian that it was terminating all model home leases and intended to take possession of all model homes at issue based on the claim that K. Hovnanian had defaulted under the Agreement. In its arbitration demand, K. Hovnanian disputes the existence of any default and claims that GMAC has materially breached the Agreement by failing to fund certain construction costs. On April 25, 2008, GMAC asserted counterclaims against K. Hovnanian and the Company alleging that K. Hovnanian defaulted and that all leases were terminated. On September 4, 2008, parties entered into a settlement and release agreement resolving all disputes between them arising under the Agreement. The terms of the settlement had no material impact on the Company.

ITEM 4
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended October 31, 2008, no matters were submitted to a vote of security holders. See Note 23 to the Consolidated Financial Statements for a discussion of the matters submitted to a vote of security holders during the first quarter of fiscal 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5
MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange and was held by 597 stockholders of record at December 19, 2008. There is no established public trading market for our Class B Common Stock, which was held by 284 stockholders of record at December 19, 2008. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2008 and 2007:

	Oct. 31, 2008		Oct. 31, 2007

Quarter	High	Low	High	Low

First	$10.45	$4.80	$38.01	$27.81
Second	$12.41	$8.09	$36.98	$22.85
Third	$11.87	$4.64	$25.95	$13.24
Fourth	$9.05	$3.38	$16.22	$9.99

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders.

Issuer Purchases of Equity Securities

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 5, 2004). No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal fourth quarter of 2008 (excluding purchases by certain members of the Hovnanian family, which have been previously reported in filings with the Securities and Exchange Commission). The maximum number of shares that may yet be purchased under the Company's plans or programs is 0.6 million.

19                 Hovnanian Enterprises, Inc.

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

	Year Ended

Summary Consolidated Statements of Operations Data (In Thousands, Except Per Share Data)	October 31, 2008	October 31, 2007	October 31, 2006	October 31, 2005	October 31, 2004

Revenues	$3,308,111	$4,798,921	$6,148,235	$5,348,417	$4,153,890
Expenses	4,439,559	5,417,664	5,930,514	4,602,871	3,608,909

(Loss) income from unconsolidated joint ventures	(36,600)	(28,223)	15,385	35,039	4,791

(Loss) income before income taxes	(1,168,048)	(646,966)	233,106	780,585	549,772
State and Federal income tax (benefit)/provision	(43,458)	(19,847)	83,573	308,738	201,091

Net (loss) income	(1,124,590)	(627,119)	149,533	471,847	348,681
Less: preferred stock dividends	—	10,674	10,675	2,758	—

Net (loss) income available to common stockholders	$(1,124,590)	$(637,793)	$138,858	$469,089	$348,681

Per share data:
Basic:
(Loss) income per common share	$(16.04)	$(10.11)	$2.21	$7.51	$5.63
Weighted average number of common shares outstanding	70,131	63,079	62,822	62,490	61,892
Assuming dilution:
(Loss) income per common share	$(16.04)	$(10.11)	$2.14	$7.16	$5.35
Weighted average number of common shares outstanding	70,131	63,079	64,838	65,549	65,133

Summary Consolidated Balance Sheet Data	October 31, 2008	October 31, 2007	October 31, 2006	October 31, 2005	October 31, 2004
(In Thousands)

Total assets	$3,637,322	$4,540,548	$5,480,035	$4,726,138	$3,156,267
Mortgages, term loans, revolving credit agreements, and notes payable	$107,913	$410,298	$319,943	$271,868	$354,055
Senior secured notes, senior notes, and senior subordinated notes	$2,505,805	$1,910,600	$2,049,778	$1,498,739	$902,737
Stockholders' equity	$330,264	$1,321,803	$1,942,163	$1,791,357	$1,192,394

Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

For purposes of computing the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, earnings consist of earnings from continuing operations before income taxes and income or loss from equity investees, plus fixed charges and distributed income of equity investees, less interest capitalized. Fixed charges consist of all interest incurred plus the amortization of debt issuance costs and bond discounts. Combined fixed charges and preferred stock dividends consist of fixed charges and preferred stock dividends declared. The fourth quarter of 2005 was the first period we declared and paid preferred stock dividends and, due to covenant restrictions, we have been prohibited from paying dividends beginning with the first quarter of fiscal 2008.

The following table sets forth the ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for each of the periods indicated:

	Years Ended October 31,

	2008		2007		2006	2005	2004

Ratio of earnings to fixed charges	(a	)	(a	)	2.0	7.8	6.3
Ratio of earnings to combined fixed charges and preferred stock dividends	(b	)	(b	)	1.8	7.5	6.3

(a)
Earnings for the years ended October 31, 2008 and 2007 were insufficient to cover fixed charges for such period by $1,138.5 million and $667.5 million, respectively.

(b)
Earnings for the years ended October 31, 2008 and 2007 were insufficient to cover fixed charges and preferred stock dividends for such period by $1,138.5 million and $678.6 million, respectively.

20                 Hovnanian Enterprises, Inc.

ITEM 7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006 and continuing through today, the U. S. housing market has been impacted by a lack of consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-prime mortgage products. The combination of these homebuilding industry and related mortgage financing developments resulted in significant decreases in our revenues and gross margins during 2008 and 2007 compared with prior years. Additionally, we incurred total land-related charges of $710.1 million and $457.8 million for the years ended October 31, 2008 and 2007, respectively. These charges resulted from the write-off of deposit and preacquisition costs of $114.1 million and $126.0 million, respectively, related to land we no longer plan to pursue and impairments on owned inventory of $596.0 million and $331.8 million for the fiscal years ended October 31, 2008 and 2007. In addition to land related charges, the continued weakening of the market resulted in impairments of our intangible assets and goodwill of $35.4 million and $135.2 million during fiscal 2008 and 2007, respectively.

We have exposure to additional impairments of our inventories, which, as of October 31, 2008, have a book value of $2.2 billion, net of $719.0 million of impairments recorded on 181 of our communities. We also have $161.7 million invested in 16,464 lots under option, including cash and letters of credit deposits of $69.9 million as of October 31, 2008. We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it. As of October 31, 2008, we have total investments in, and advances to, unconsolidated joint ventures of $71.1 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment in accordance with U.S. GAAP, which has resulted in reductions in our investment in joint ventures of $72.2 million from our second half of fiscal 2006 through October 31, 2008. We still have exposure to future write-downs of our investment in unconsolidated joint ventures if conditions continue to deteriorate in the markets that our joint ventures operate. With respect to goodwill and intangibles, there is no remaining risk of further exposure to impairments because both goodwill and definite life intangibles have been fully written off as of October 31, 2008.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices and continue to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We are delaying and cancelling planned land purchases and renegotiating land prices and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels in fiscal 2009. We have also closely evaluated and made reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $165.3 million from $625.2 million in fiscal 2007 to $459.9 million in fiscal 2008 due in large part to a 59% reduction head count from our peak in June 2006. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that will develop in the future.

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

21                 Hovnanian Enterprises, Inc.

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

Income Recognition from High-Rise/Mid-Rise Projects—We are developing several high-rise/mid-rise buildings that will take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS 66. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require to be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria; therefore the revenues from delivering homes in high-rise/mid-rise buildings are recognized when title is conveyed to the buyer, adequate initial and continuing involvement have been received and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans—Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory mortgage-backed securities ("MBS") forward commitments and investor commitments to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of non-agency and non-governmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of the recent tightening by mortgage lenders, our origination of Alt-A and sub-prime loans has declined to only 7.6% and 0.3%, respectively, of the total loans we originated during fiscal 2008, as compared to 27.3% and 3.7%, respectively, for the same period last year. In addition, of the $87.5 million of mortgage loans held for sale as of October 31, 2008, none were Alt-A or sub-prime loans. There were, however, $3.2 million of mortgage loans held for investment at October 31, 2008, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. As Alt-A and sub-prime originations declined, we have seen an increase in our level of Federal Housing Administration and Veterans Administration ("FHA/VA") loan origination. For the twelve months ended October 31, 2008 and 2007, FHA/VA loans represented 35.5% and 6.5%, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

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

Inventories—Inventories consist of land, land development, home construction costs, capitalized interest and construction overhead and are stated at cost, net of impairment losses, if any. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

We report inventories in our consolidated balance sheets at the lower of cost or fair value. Our inventories consist of the following three components: (1) Sold and unsold homes and lots under development, which includes all construction, land, and

22                 Hovnanian Enterprises, Inc.

land development costs related to started homes and land under development in our active communities; (2) Land and land options held for future development or sale, which includes all costs related to land in our communities in planning; and (3) Consolidated inventory not owned, which includes all cost related to specific performance options, variable interest entities, and other options, which consists primarily of our GMAC model homes and inventory related to structured lot options.

As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from Sold and unsold homes and lots under development to Land and land options held for future development or sale. As of October 31, 2008, the book value associated with the 54 mothballed communities was $550.4 million, net of an impairment balance of $290.1 million. We continually review communities to determine if mothballing is appropriate.

The recoverability of inventories and other long-lived assets are assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

We evaluate inventories of communities under development and held for future development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local housing market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price net of sales incentives), or actual or projected operating or cash flow losses. The assessment of communities for indication of impairment is performed quarterly, primarily by completing detailed budgets for all of our communities and identifying those communities with a projected operating loss for any projected fiscal year or for the entire projected community life. For those communities with projected losses, we estimate remaining undiscounted future cash flows and compare those to the carrying value of the community, to determine if the carrying value of the asset is recoverable.

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

23                 Hovnanian Enterprises, Inc.

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

Inventories held for sale, which are land parcels where we have decided not to build homes, are a very small portion of our total inventories, and are reported at the lower of carrying amount or fair value less costs to sell. In determining whether land held for sale is impaired, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties, if available.

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

The impairment of communities under development and held for future development and inventories held for sale, and the charge for land option write-offs, are reflected on the Consolidated Statement of Operations in a separate line entitled "Homebuilding – Inventory impairment loss and land option write-offs". See also the "Results of Operations" below and Note 13 to the Consolidated Financial Statements for inventory impairment and write-off amounts by segment.

Insurance Deductible Reserves—For homes delivered in fiscal 2008 and 2007, our deductible is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker's compensation insurance deductible is $0.5 million per occurrence in fiscal 2008 and fiscal 2007. Reserves have been established based upon actuarial analysis of estimated losses for fiscal 2008 and fiscal 2007. We engage a third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Interest—In accordance with SFAS 34, "Capitalization of Interest Cost", interest incurred is first capitalized to properties under development during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Interest incurred in excess of interest capitalized because qualifying assets for interest capitalization are less than debt, or interest incurred on borrowings directly related to properties not under development are expensed immediately in "Other interest".

Land Options—Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN 46R") "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Consolidated Balance Sheets specific performance options, options with variable interest

24                 Hovnanian Enterprises, Inc.

entities and other options under "Consolidated inventory not owned" with the offset to "Liabilities from inventory not owned" and "Minority interest from inventory not owned".

Unconsolidated Homebuilding and Land Development Joint Ventures—Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we consider the guidance in EITF 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"), in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business. In accordance with Accounting Principles Board Opinion 18 ("APB 18"), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write-down the investment to the recoverable value. We evaluate our equity investments for recoverability based on the joint venture's projected cash flows. In fiscal 2008, we wrote-down certain joint venture investments by $11.3 million, based on this recoverability analysis.

Intangible Assets—The intangible assets recorded on our October 31, 2007 balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including trade names, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2008. If the fair value of the applicable business unit is less than the carrying amount of that business unit, the goodwill of that business unit is considered impaired. The amount of the impairment is determined as the excess of the book value of the goodwill over the implied fair value of the goodwill, and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of the business unit is allocated to all of the assets and liabilities of that business unit as if the business unit had been acquired in a business combination. The excess of the fair value of the business unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. This was the case in fiscal 2008, whereby we wrote-off the remaining $32.7 million of goodwill balance based upon present value cash flow analyses, bringing the balance to zero at October 31, 2008. The goodwill impairment charge was included in "Goodwill and intangible amortization and impairment" on the Consolidated Statements of Operations.

We also assess definite life intangibles for impairment whenever events or changes indicate that their carrying amount may not be recoverable. An intangible impairment is recorded when events and circumstances indicate the undiscounted future cash flows generated from the business unit with the intangible asset are less than the net assets of the business unit. The impairment loss is the lesser of the difference between the net assets of the business unit and the discounted future cash flows generated from the applicable business unit, which approximates fair value and the intangible asset balance. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. This was the case in fiscal 2008, whereby we wrote off $2.7 million of intangible assets carrying amount, bringing the balance to zero at October 31, 2008. In fiscal 2007, we determined that the intangible assets associated with our Fort Myers, California, Tampa, Orlando, Canton and Building Products operations were impaired and wrote them off for a total reduction of $162.2 million, of which $135.2 million was included in "Goodwill and intangible amortization and impairment" on the Consolidated Statement of Operations and $27.0 million was included in "Accounts payable and other liabilities" on the Consolidated Balance Sheets. The intangible impairment charge is included in "Goodwill and intangible amortization and impairment" on the Consolidated Statements of Operations.

25                 Hovnanian Enterprises, Inc.

Post-Development Completion and Warranty Costs—In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we accrue warranty costs as part of cost of sales for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible expensed as selling, general and administrative costs. As previously stated, the deductible for our general liability insurance for homes delivered in fiscal 2008 and 2007 is $20 million per occurrence with an aggregate $20 million for liability claims, and an aggregate $21.5 million for construction defect claims. Both of these liabilities are recorded in "Accounts payable and other liabilities" on the Consolidated Balance Sheets.

Deferred Income Taxes—Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. See Total Taxes below under Results of Operations for further discussion of the valuation allowances.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Capital Resources and Liquidity

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Midwest (Illinois, Kentucky, Minnesota, Ohio), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D. C.), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas) and the West (California). In addition, we provide financial services to our homebuilding customers.

Our cash uses during the twelve months ended October 31, 2008 and 2007 were for operating expenses, construction, state income taxes, and interest. We provided for our cash requirements from available cash on hand, housing and land sales, the issuance of $600 million of senior secured second lien notes ("Senior Secured Notes"), the issuance of 14 million shares of Class A Common Stock, the revolving credit facility, financial service revenues, a federal tax refund and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs, despite continued declines in total revenues and a reduction in the availability under our revolving credit facility. For fiscal 2009, we are focused on maximizing cash flow, even at the expense of lower gross margins, by limiting investments in new communities and delaying further investment in current communities thereby reducing our inventory as we continue to build and deliver homes from our current communities. In addition, we anticipate receiving a federal tax refund in fiscal 2009 of $145.2 million. We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet.

On December 3, 2008, we issued $29.3 million of 18% Senior Secured Notes in exchange for $71.4 million of our unsecured senior notes. On May 27, 2008, we issued $600 million of 11 1/2% Senior Secured Notes, and the Amendment to the Seventh Amended and Restated Credit Agreement, which reduced the aggregate amount of commitments from $900 million to $300 million, became effective. Availability under the Amended Credit Agreement equals the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loans is $100 million. The Amended Credit Agreement eliminated all but one of the financial maintenance covenants, which requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. Because of our $838.2 million of homebuilding cash at October 31, 2008 and our expectations of cash flows in fiscal 2009, we believe we will be in compliance with this new covenant through 2009.

Our net (loss) income historically does not approximate cash flow from operating activities. The difference between net (loss) income and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, amortization of definite life intangibles, stock compensation awards and impairment losses for inventory, definite life intangibles and goodwill. When we are expanding our operations, which was the case in fiscal 2006, inventory levels, prepaids and other assets increase causing cash flow from operating

26                 Hovnanian Enterprises, Inc.

activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increase, but for cash flow purposes are offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what has been happening since the last half of fiscal 2007 allowing us to generate positive cash flow from operations during this period. Looking forward, given the continued deterioration in the housing market, it will become more difficult to generate positive cash flow. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2008, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 5 for information on equity purchases). On March 5, 2004, our Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. All share information reflects this stock dividend.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol "HOVNP". In each of fiscal year 2007 and 2006, we paid $10.7 million of dividends on the Series A Preferred Stock. In fiscal 2008, we did not make any dividend payments as a result of covenant restrictions in the indentures governing our Senior Secured, Senior and Senior Subordinated Notes discussed below. We anticipate that we will continue to be restricted from paying dividends into fiscal 2009 and potentially beyond.

On May 14, 2008, we issued 14,000,000 shares of Class A Common Stock for net proceeds of $125.9 million.

On May 16, 2008, we entered into Amendment No. 1 (the "Amendment") to the Seventh Amended and Restated Credit Agreement (as amended, the "Amended Credit Agreement"). On May 27, 2008, in conjunction with the consummation of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013, the Amendment became effective. The Amendment decreased the aggregate amount of commitments under the Amended Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Availability under the Amended Credit Agreement equals the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loans is $100 million. Borrowings under the Amended Credit Agreement bear interest at a rate equal, at the Company's option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association's prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company is required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. A portion of the proceeds of the issuance of 11 1/2% Senior Secured Notes due 2013 were used to repay the outstanding balance of $325.0 million at May 27, 2008 under the Amended Credit Agreement. As of October 31, 2008, there was zero drawn under the Amended Credit Agreement, excluding letters of credit totaling $197.5 million. As of October 31, 2007, there was $206.8 million drawn under the Revolving Credit Agreement then in effect, excluding letters of credit totaling $306.4 million.

We and each of our subsidiaries are guarantors under the Amended Credit Agreement, except for K. Hovnanian Enterprises, Inc. ("K. Hovnanian"), the borrower, certain of our financial services subsidiaries and joint ventures. All obligations under the Amended Credit Agreement, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors.

The Amended Credit Agreement has covenants that restrict, among other things, the ability of the Company and certain of its subsidiaries, including K.

27                 Hovnanian Enterprises, Inc.

Hovnanian, to incur additional indebtedness, pay dividends on, and make distributions with respect to, common and preferred stock and repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all of its assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of October 31, 2008, we were in compliance with the covenants under the Amended Credit Agreement.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement, which was amended on July 7, 2008, with a group of banks is a short-term borrowing facility that provides up to $151 million through July 6, 2009. Interest is payable monthly at LIBOR plus 1.50% (4.08% at October 31, 2008). The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. We also had a commercial paper facility which provided for up to $200 million through April 25, 2008 with interest payable monthly at LIBOR plus 0.40%. On November 28, 2007, we paid the outstanding balance in full and terminated the commercial paper facility. We believe that we will be able to extend the Master Repurchase Agreement beyond its expiration date, but there can be no assurance of such extension. As of October 31, 2008, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $84.8 million. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of October 31, 2008, we were in compliance with the covenants of the Master Repurchase Agreement.

On May 27, 2008, K. Hovnanian issued $600 million ($594.4 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes are secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement. The notes are redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011 and 100% of principal commencing May 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 111.50% of principal. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the Amended Credit Agreement.

At October 31, 2008, we had $600 million of outstanding Senior Secured Notes due 2013 ($594.7 million net of discount). We also had $1,515.0 million of outstanding senior notes ($1,511.1 million, net of discount), comprised of $100 million 8% Senior Notes due 2012, $215 million 6 1/2% Senior Notes due 2014, $150 million 6 3/8% Senior Notes due 2014, $200 million 6 1/4% Senior Notes due 2015, $300 million 6 1/4% Senior Notes due 2016, $300 million 7 1/2% Senior Notes due 2016 and $250 million 8 5/8% Senior Notes due 2017. In addition, we had $400.0 million of outstanding senior subordinated notes, comprised of $150 million 8 7/8% Senior Subordinated Notes due 2012, $150 million 7 3/4% Senior Subordinated Notes due 2013 and $100 million 6% Senior Subordinated Notes due 2010.

On December 3, 2008 we issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of our unsecured senior notes as follows: $0.5 million aggregate principal amount of the 8% Senior Notes due 2012, $12.0 million aggregate principal amount of the 6 1/2% Senior Notes due 2014, $1.1 million aggregate principal amount of the 6 3/8% Senior Notes due 2014, $3.3 million aggregate principal amount of the 6 1/4% Senior Notes due 2015, $24.8 million aggregate principal amount of the 7 1/2% Senior Notes due 2016, $28.7 million aggregate principal amount of the 6 1/4% Senior Notes due 2016 and $1.0 million aggregate principal amount of the 8 5/8% Senior Notes due 2017. The notes are secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement and the 11 1/2% Senior Secured Notes due 2013. The notes are redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011 and 100% of principal commencing November 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount

28                 Hovnanian Enterprises, Inc.

of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 118.0% of principal.

We and each of our subsidiaries are guarantors of the Senior Secured, Senior and Senior Subordinated Notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries and joint ventures. The indentures governing the Senior Secured, Senior and Senior Subordinated Notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the Senior Secured, Senior and Senior Subordinated Notes, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our Senior Secured, Senior and Senior Subordinated Notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends into fiscal 2009 and possibly future years. The restriction on making preferred dividend payments under our bond indentures will not affect our compliance with any of the covenants contained in the Amended Credit Agreement and will not permit the lenders under the Amended Credit Agreement to accelerate the loans. The indentures also contain events of default which would permit the holders of the Senior Secured, Senior and Senior Subordinated Notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency and, with respect to the indenture governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2008, we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also make debt purchases and/or exchanges through open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.

Total inventory decreased $1.3 billion, excluding inventory not owned, during the fiscal year ended October 31, 2008. This decrease excluded the decrease in consolidated inventory not owned of $107.3 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See "Notes to Consolidated Financial Statements"—Note 19 for additional information on FIN 46R. Total inventory decreased in the Northeast $203.9 million, in the Mid-Atlantic $189.8 million, in the Midwest $29.6 million, in the Southeast $166.8 million, in the Southwest $138.4 million, and in the West $523.4 million. These decreases were due to decisions to delay or terminate new communities, as well as slow spending in current communities and due to inventory impairments recorded in these segments. Substantially all homes under construction or completed and included in inventory at October 31, 2008 are expected to be closed during the next 12 months. Most inventory completed or under development was/is partially financed through our line of credit, preferred stock and senior secured, senior and senior subordinated indebtedness.

Despite the decrease in total inventory, our inventory representing "Land and land options held for future development or sale" on the Consolidated Balance Sheets increased by $197.9 million compared to October 31, 2007. The increase is due to "Sold and unsold home and lots under development inventory" being reclassified to "Land and land options held for future development or sale inventory" when we decide to mothball (or stop development on) a community. We mothball communities when we determine the current performance does not justify further investment at this time. That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve. As of October 31, 2008, we have mothballed land in 54 communities. The book value associated with these 54 communities at October 31, 2008 was $550.4 million, net of an impairment balance of $290.1 million. We continually review communities to determine if mothballing is appropriate.

29                 Hovnanian Enterprises, Inc.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Inventory impairment losses, which include inventory that has been written-off or written-down, increased $252.3 million for the fiscal year ended October 31, 2008, compared to the prior year. During the fiscal year 2008, we incurred $596.0 million in write-downs primarily attributable to impairments as a result of a continued decline in sales pace, sales price and general market conditions, as well as increased cancellation rates. In addition, we wrote-off costs in the amount of $114.1 million during the fiscal year ended October 31, 2008.

The following table summarizes home sites included in our total residential real estate. The decrease in total home sites available in 2008 compared to 2007 is partially attributable to terminating certain option agreements, as discussed herein.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available

October 31, 2008:
Northeast	8,975	495	8,480
Mid-Atlantic	6,306	385	5,921
Midwest	2,969	291	2,678
Southeast	4,480	163	4,317
Southwest	8,192	420	7,772
West	9,173	134	9,039

Consolidated total	40,095	1,888	38,207
Unconsolidated joint ventures	3,256	261	2,995

Total including unconsolidated joint ventures	43,351	2,149	41,202

Owned	23,439	1,557	21,882
Optioned	16,464	139	16,325
Construction to permanent financing lots	192	192	—

Consolidated total	40,095	1,888	38,207
Lots controlled by unconsolidated joint ventures	3,256	261	2,995

Total including unconsolidated joint ventures	43,351	2,149	41,202

October 31, 2007:
Northeast	12,923	967	11,956
Mid-Atlantic	12,627	753	11,874
Midwest	4,062	759	3,303
Southeast	13,578	2,151	11,427
Southwest	13,936	751	13,185
West	9,797	547	9,250

Consolidated total	66,923	5,928	60,995
Unconsolidated joint ventures	4,326	425	3,901

Total including unconsolidated joint ventures	71,249	6,353	64,896

Owned	28,680	3,327	25,353
Optioned	36,104	462	35,642
Construction to permanent financing lots	2,139	2,139	—

Consolidated total	66,923	5,928	60,995
Lots controlled by unconsolidated joint ventures	4,326	425	3,901

Total including unconsolidated joint ventures	71,249	6,353	64,896

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities:

	October 31, 2008			October 31, 2007

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	186	33	219	301	49	350
Mid-Atlantic	182	19	201	318	3	321
Midwest	70	27	97	125	28	153
Southeast	181	20	201	386	24	410
Southwest	566	125	691	787	91	878
West	90	97	187	473	237	710

Total	1,275	321	1,596	2,390	432	2,822

Started or completed unsold homes and models per active selling communities(1)	4.5	1.1	5.6	5.5	1.0	6.5

(1)
Active selling communities were 284 at October 31, 2008 and 431 at October 31, 2007.

The decrease in total unsold homes compared to the prior year is primarily due to an effort to sell inventoried homes during fiscal 2008. In some instances, this required giving additional incentives to homebuyers on completed unsold homes.

Investments in and advances to unconsolidated joint ventures decreased $105.3 million during the fiscal year ended October 31, 2008. A significant portion of the decrease is the result of consolidating a previously unconsolidated land development joint venture in our West segment, when our partner in the joint venture decided to terminate its investment. There was no debt associated with this joint venture and no further financial obligations required from us. However, we will be responsible for property taxes on the land previously owned by the joint venture going forward. Upon consolidating, no additional funds were invested in this land, as we had already invested the money in the lots via our investment in the joint venture. We decided not to walk away from the land investment of the joint venture because we believe we will be able to recover a portion of the original basis, whether or not developed. Because of the consolidation, we now own

30                 Hovnanian Enterprises, Inc.

the lots outright and they are included in our consolidated lot count. This resulted in reclassing $61.5 million investment in this joint venture to inventory. This inventory was subsequently impaired by $41.1 million in the fourth quarter of 2008 and we have mothballed the community for the time being. Also contributing to the decrease in investments in and advances to unconsolidated joint ventures are distributions received from joint ventures and losses incurred by joint ventures, primarily related to inventory impairments and land option and walk away costs during fiscal 2008, partially offset by increases resulting from joint venture income not distributed and additional investments in joint ventures. As of October 31, 2008, we have investments in ten homebuilding joint ventures and seven land development joint ventures. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes decreased $31.1 million to $78.8 million at October 31, 2008. The decrease is primarily due to the receipt of cash of $20.2 million from insurance carriers related to outstanding warranty claims, as well as the return of refundable deposits as we complete communities and the required land development.

Property, plant and equipment decreased $14.0 million primarily due to depreciation and disposals, which were not offset by additions during the period as we elected to reduce our investment in new property, plant and equipment in the current market environment.

Prepaid expenses and other assets are as follows as of:

(In Thousands)	October 31, 2008	October 31, 2007	Dollar Change

Prepaid insurance	$8,262	$6,769	$1,493
Prepaid project costs	82,394	110,439	(28,045)
Senior residential rental properties	7,321	7,694	(373)
Other prepaids	49,167	20,995	28,172
Other assets	9,451	28,135	(18,684)

Total	$156,595	$174,032	$(17,437)

Prepaid insurance increased slightly due to the timing of payments for insurance premium costs. These costs are amortized over the life of the associated insurance policy. Prepaid project costs decreased for homes delivered and have not been replenished, as we have reduced the number of active selling communities given the current homebuilding environment. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids increased primarily as a result of fees paid in connection with the issuance of the $600 million 11 1/2% senior secured notes due 2013 in May 2008. This increase was partially offset by a decrease for bank fees paid in connection with the entering into the Seventh Amended and Restated Credit Agreement in March 2008, which normally would be amortized over the loan period. Because we amended and reduced the aggregate commitment of the facility effective May 27, 2008, we wrote off a significant portion of these bank fees in the third quarter of fiscal 2008. Other assets decreased because there were significant distributions in the first quarter from our executive deferred compensation plan. These distributions also resulted in a corresponding decrease in accrued compensation discussed below under Accounts payable and other liabilities.

At October 31, 2007, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2002. As required by SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"), we performed an annual assessment of this goodwill for impairment, and despite years of significant income generation in the markets with goodwill, primarily Texas in the Southwest segment and the Mid-Atlantic segment, the current financial projections of these markets has resulted in a full impairment of existing goodwill. As such, as of October 31, 2008, the goodwill balance is zero. The impairment was written off in the line "Goodwill and intangible amortization and impairment" on the Consolidated Statement of Operations.

Definite life intangibles decreased $4.2 million to zero at October 31, 2008. The decrease was the result of amortization during the twelve months of $1.5 million, and the write-off of $2.7 million for impaired intangible assets. In fiscal 2008, we determined that the remaining intangible assets in our Mid-Atlantic and Southeast segments were impaired, and wrote off the assets accordingly.

Financial Services - Mortgage loans held for sale or investment consist primarily of residential mortgages receivable held for sale of which $87.5 million and $177.0 million at October 31, 2008 and October 31, 2007, respectively, were being temporarily warehoused and awaiting sale in the secondary mortgage market. Also included are residential mortgages receivable held for investment of $3.2 million and $5.6 million at October 31, 2008 and October 31, 2007, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. We have reserves for potential losses on mortgages we currently hold. The decrease in the receivable from October 31, 2007 is directly related to

31                 Hovnanian Enterprises, Inc.

a decrease in the amount of loans financed at October 31, 2008 as compared to October 31, 2007.

Income taxes receivable decreased $67.6 million from October 31, 2007 to $126.8 million. The decrease is primarily due to the receipt of our federal tax refund for fiscal year 2007 during the third quarter of fiscal 2008 of $94.7 million, offset by the current tax receivable which can be carried back to 2006. The recoverability of the tax asset is limited to the use of loss carrybacks to 2006 and existing deferred tax liabilities. See Total Taxes later in Item 7 for further discussion of the valuation allowances recorded during fiscal 2008.

Accounts payable and other liabilities are as follows as of:

(In Thousands)	October 31, 2008	October 31, 2007	Dollar Change

Accounts payable	$167,407	$170,091	$(2,684)
Reserves	133,423	131,790	1,633
Accrued expenses	59,394	97,753	(38,359)
Accrued compensation	27,211	53,767	(26,556)
Other liabilities	33,260	62,021	(28,761)

Total	$420,695	$515,422	$(94,727)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the fourth quarter of 2008 compared to the prior year. The decrease in accrued expenses is primarily due to payments made for land options with letters of credit that were terminated and accrued in the fourth quarter of fiscal 2007. The decrease in accrued compensation was primarily due to the significant distributions in the first quarter from our executive deferred compensation plan as well as lower bonus accruals at October 31, 2008 compared to October 31, 2007. The decrease in other liabilities is primarily related to accrued costs paid for resolution of matter with respect to our Fort Myers operations, and the final scheduled payment associated with a 2005 acquisition, offset by an increase in deferred revenue on GMAC model homes.

Nonrecourse Land Mortgages decreased $8.6 million from October 31, 2007 to $0.8 million at October 31, 2008. The decrease is primarily due to purchase money mortgages for a property in our Mid-Atlantic segment that were paid during fiscal 2008.

Customer deposits decreased $36.5 million from October 31, 2007 to $28.7 million at October 31, 2008. The decrease is primarily due to the reduction in the number of homes in backlog from 5,938 at October 31, 2007 to 1,907 at October 31, 2008.

Mortgage warehouse line of credit under our secured Master Repurchase Agreement decreased $86.3 million from $171.1 million at October 31, 2007 to $84.8 million at October 31, 2008. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2007 to October 31, 2008.

Liabilities from inventory not owned and Minority interest from inventory not owned decreased $54.9 million and $37.4 million, respectively, from $189.9 million and $62.2 million, respectively, at October 31, 2007 to $135.1 million and $24.9 million at October 31, 2008, respectively. These decreases are directly correlated to the decrease in "Consolidated inventory not owned" on the Consolidated Balance Sheets, which is discussed above.

Accrued interest increased $28.5 million from $43.9 million at October 31, 2007 to $72.5 million at October 31, 2008. The increase is primarily due to interest on our new $600 million Senior Secured Notes due 2013.

Results of Operations

Total Revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Year Ended

(Dollars in Thousands)	October 31, 2008	October 31, 2007	October 31, 2006

Homebuilding:
Sale of homes	$(1,403,522)	$(1,322,012)	$725,732
Land sales	(50,179)	(32,434)	52,130
Other revenues	(13,137)	18,539	4,729
Financial services	(23,972)	(13,407)	17,227

Total change	$(1,490,810)	$(1,349,314)	$799,818

Total revenues percent change	(31.1)%	(22.0)%	15.0%

Homebuilding

Compared to the same prior period, housing revenues decreased $1,403.5 million, or 30.6%, for the year ended October 31, 2008, decreased $1,322.0 million, or 22.4%, for the year ended October 31, 2007, and increased $725.7 million or 14.0%, for the year ended October 31, 2006. Increases in 2006 were the result of both organic growth and acquisition of other homebuilders. Decreased revenue in 2007 and 2008 are primarily due to weakening market conditions and increased competition in most of our markets. Housing revenues are recorded at the time when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement. Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see the section titled "Land Sales and Other Revenues" below.

32                 Hovnanian Enterprises, Inc.

Information on homes delivered by segment is set forth below:

	Year Ended

(Housing Revenue in Thousands)	October 31, 2008	October 31, 2007	October 31, 2006

Northeast:
Housing revenues	$679,488	$935,476	$992,713
Homes delivered	1,412	1,999	2,188
Average price	$481,224	$467,972	$453,708
Mid-Atlantic:
Housing revenues	$509,009	$885,599	$980,691
Homes delivered	1,248	1,926	1,984
Average price	$407,860	$459,813	$494,300
Midwest:
Housing revenues	$209,759	$226,804	$173,699
Homes delivered	965	1,043	855
Average price	$217,367	$217,453	$203,157
Southeast(1):
Housing revenues	$624,106	$745,240	$1,243,501
Homes delivered	2,572	2,771	5,074
Average price	$242,654	$268,943	$245,073
Southwest:
Housing revenues	$603,513	$828,574	$925,918
Homes delivered	2,616	3,643	4,252
Average price	$230,701	$227,443	$217,761
West:
Housing revenues	$551,978	$959,682	$1,586,865
Homes delivered	1,764	2,182	3,587
Average price	$312,913	$439,818	$442,393
Consolidated total:
Housing revenues	$3,177,853	$4,581,375	$5,903,387
Homes delivered	10,577	13,564	17,940
Average price	$300,449	$337,760	$329,063
Unconsolidated joint ventures:
Housing revenues	$262,605	$535,051	$868,222
Homes delivered	704	1,364	2,261
Average price	$373,018	$392,266	$383,999
Total including unconsolidated joint ventures:
Housing revenues	$3,440,458	$5,116,426	$6,771,609
Homes delivered	11,281	14,928	20,201
Average price	$304,978	$342,740	$335,212

(1)
Southeast includes deliveries from our acquisition of CraftBuilt Homes on April 17, 2006.

33                 Hovnanian Enterprises, Inc.

The decrease in housing revenues during the year ended October 31, 2008 was primarily due to weakening market conditions in most of our markets. Housing revenues in 2008 decreased in all of our homebuilding segments combined by 30.6%, and average sales prices decreased 11.0%. In our homebuilding segments, homes delivered decreased 29.4%, 35.2%, 7.5%, 7.2%, 28.2% and 19.2% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively.

Unaudited quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ending October 31, 2008, 2007 and 2006 are set forth below:

	Quarter Ended

(In Thousands)	October 31, 2008	July 31, 2008	April 30, 2008	January 31, 2008

Housing revenues:
Northeast	$181,158	$169,394	$168,590	$160,346
Mid-Atlantic	133,121	115,836	134,494	125,558
Midwest	57,084	51,003	55,092	46,580
Southeast	51,979	69,763	109,182	393,182
Southwest	153,710	141,970	143,649	164,184
West	100,609	144,724	144,677	161,968

Consolidated total	$677,661	$692,690	$755,684	$1,051,818

Sales contracts (net of cancellations):
Northeast	$66,381	$90,953	$140,651	$83,416
Mid-Atlantic	50,477	82,437	107,067	73,424
Midwest	18,866	26,261	43,023	18,737
Southeast	13,314	32,364	44,144	42,423
Southwest	103,626	121,223	169,331	124,385
West	66,032	97,294	142,561	115,405

Consolidated total	$318,696	$450,532	$646,777	$457,790

	Quarter Ended

(In Thousands)	October 31, 2007	July 31, 2007	April 30, 2007	January 31, 2007

Housing revenues:
Northeast	$298,039	$238,299	$185,852	$213,286
Mid-Atlantic	258,178	215,363	189,370	222,688
Midwest	81,138	65,563	41,524	38,579
Southeast	155,560	164,111	207,844	217,725
Southwest	255,670	196,681	200,053	176,170
West	259,634	199,209	233,371	267,468

Consolidated total	$1,308,219	$1,079,226	$1,058,014	$1,135,916

Sales contracts (net of cancellations):
Northeast	$218,424	$206,103	$202,884	$175,048
Mid-Atlantic	119,188	126,269	239,485	192,639
Midwest	71,678	52,386	68,735	55,945
Southeast	76,451	88,253	107,345	40,021
Southwest	168,440	201,579	222,119	166,202
West	165,023	145,295	248,815	274,853

Consolidated total	$819,204	$819,885	$1,089,383	$904,708

34                 Hovnanian Enterprises, Inc.

	Quarter Ended

(In Thousands)	October 31, 2006	July 31, 2006	April 30, 2006	January 31, 2006

Housing revenues:
Northeast	$358,355	$234,231	$203,828	$196,299
Mid-Atlantic	309,148	222,653	251,012	197,878
Midwest	63,353	52,019	29,124	29,203
Southeast	267,762	394,759	311,202	269,778
Southwest	290,159	220,211	232,289	183,259
West	389,039	375,953	452,093	369,780

Consolidated total	$1,677,816	$1,499,826	$1,479,548	$1,246,197

Sales contracts (net of cancellations):
Northeast	$178,882	$209,478	$225,355	$195,021
Mid-Atlantic	149,168	190,855	309,773	187,374
Midwest	61,748	43,396	52,226	29,380
Southeast	142,701	179,897	189,762	314,027
Southwest	212,366	199,492	265,790	170,704
West	235,475	271,904	343,303	257,151

Consolidated total	$980,340	$1,095,022	$1,386,209	$1,153,657

Our reported level of sales contracts (net of cancellations) has been impacted by a slow down in sales and an increase in our cancellation rates over the past two years, due to weakening market conditions and tighter mortgage loan underwriting criteria. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures. The more recent spike in the fourth quarter of fiscal 2008 cancellation rate, we believe, is partially due to the significant financial market turmoil that began in mid-September 2008:

Quarter	2008	2007	2006	2005	2004

First	38%	36%	30%	27%	23%
Second	29%	32%	32%	21%	19%
Third	32%	35%	33%	24%	20%
Fourth	42%	40%	35%	25%	24%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2008	2007	2006	2005	2004

First	16%	17%	11%	15%	14%
Second	24%	19%	15%	17%	18%
Third	20%	18%	14%	15%	13%
Fourth	30%	26%	16%	12%	15%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, in 2008 and 2007, we have experienced a higher than normal number of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us or other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customer's inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. We expect that cancellation rates will return to a more normal level at some point as prices stabilize, but it is difficult to predict when this will occur, and the timing will vary by market.

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, using base

35                 Hovnanian Enterprises, Inc.

sales prices by segment is set forth below:

(Dollars In Thousands)	October 31, 2008	October 31, 2007	October 31, 2006

Northeast:
Total contract backlog	$215,604	$503,445	$591,849
Number of homes	497	975	1,218
Mid-Atlantic:
Total contract backlog	$165,871	$358,778	$562,670
Number of homes	385	753	1,134
Midwest:
Total contract backlog	$61,108	$153,171	$117,148
Number of homes	291	759	668
Southeast:
Total contract backlog	$45,657	$614,575	$1,093,299
Number of homes	163	2,151	3,813
Southwest:
Total contract backlog	$100,305	$174,206	$224,482
Number of homes	420	751	999
West:
Total contract backlog	$57,642	$205,716	$334,102
Number of homes	151	549	664
Totals:
Total consolidated contract backlog	$646,187	$2,009,891	$2,923,550
Number of homes	1,907	5,938	8,496

The decline in our backlog from October 31, 2007 to October 31, 2008 is a direct result of a falloff in our contract pace. Our net contracts for the full year of fiscal 2008, excluding unconsolidated joint ventures, declined 40.5% compared to fiscal 2007. In the month of November 2008, excluding unconsolidated joint ventures, we signed an additional 284 net contracts amounting to $63.4 million in contract value.

Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as "land charges" in the schedules below). A breakout of such expenses for consolidated housing sales and housing gross margin is set forth below:

	Year Ended

(Dollars In Thousands)	October 31, 2008	October 31, 2007	October 31, 2006

Sale of homes	$3,177,853	$4,581,375	$5,903,387
Cost of sales, excluding interest expense	2,965,886	3,890,474	4,538,795

Homebuilding gross margin, before cost of sales interest expense and land charges	211,967	690,901	1,364,592
Cost of sales interest expense, excluding land sales interest expense	136,439	130,825	106,892

Homebuilding gross margin, after cost of sales interest expense, before land charges	75,528	560,076	1,257,700
Land charges	710,120	457,773	336,204

Homebuilding gross margin, after cost of sales interest expense and land charges	$(634,592)	$102,303	$921,496

Gross margin percentage, before cost of sales interest expense and land charges	6.7%	15.1%	23.1%
Gross margin percentage, after cost of sales interest expense, before land charges	2.4%	12.2%	21.3%
Gross margin percentage after cost of sales interest expense and land charges	(20.0)%	2.2%	15.6%

36                 Hovnanian Enterprises, Inc.

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended

	October 31, 2008	October 31, 2007	October 31, 2006

Sale of homes	100%	100.0%	100.0%
Cost of sales, excluding interest:
Housing, land and development costs	82.1%	74.3%	68.6%
Commissions	2.7%	2.8%	2.5%
Financing concessions	1.7%	1.4%	1.0%
Overheads	6.8%	6.4%	4.8%

Total cost of sales, before interest expense and land charges	93.3%	84.9%	76.9%

Gross margin percentage, before cost of sales interest expense and land charges	6.7%	15.1%	23.1%
Cost of sales interest	4.3%	2.9%	1.8%

Gross margin percentage, after cost of sales interest expense and before land charges	2.4%	12.2%	21.3%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write off charges decreased to 6.7% for the year ended October 31, 2008 compared to 15.1% for the same period last year. Continued declines in percentages in fiscal 2008 are primarily the result of decreased sales prices and increased buyer concessions. The declining pace of sales in our markets in 2006, 2007 and 2008 has led to intense competition in many of our specific community locations. In order to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered some base prices, all of which have impacted our margins significantly. In addition, homes for which contracts have been cancelled have typically been resold at a lower price, resulting in a further decline in margins. As discussed in "Homebuilding Results by Segment" below, certain of our segments experienced increases in average selling prices for the year ended October 31, 2008 compared to 2007. It should be noted however, that these increases are primarily the result of geographic and community mix of our deliveries, rather than an ability to increase home prices.

Reflected as inventory impairment loss and land option write-offs in cost of sales ("land charges"), we have written-off or written-down certain inventories totaling $710.1 million, $457.8 million, and $336.2 million during the years ended October 31, 2008, 2007, and 2006, respectively, to their estimated fair value. See "Notes to Consolidated Financial Statements—Note 13" for an additional discussion. During the years ended October 31, 2008, 2007, and 2006, we wrote-off residential land options and approval and engineering costs amounting to $114.1 million, $126.0 million, and $159.1 million, respectively, which are included in the total write-offs mentioned above. When a community is redesigned, abandoned engineering cost are written-off. Option and approval and engineering costs are written-off when a community's proforma profitability does not produce adequate returns on the investment commensurate with the risk and we cancel the option. Such write-offs were located in all of our segments. The impairments amounting to $596.0 million, $331.8 million and $177.1 million for the years ending October 31, 2008, 2007 and 2006, respectively, were incurred because of recent changes in the value of land in many of our markets and a change in the market strategy to liquidate a particular property or lower sales prices.

Below is a break-down of our lot option walk-aways and impairments by segment for fiscal 2008. In 2008, in total, we walked away from 48.3% of all the lots we controlled under option contracts. The remaining 51.7% of our option lots are in communities that remain economically feasible, including a substantial number that were successfully renegotiated over the past year. The largest concentration of lots we walked away from was in the Mid-Atlantic and Southeast segments.

The following table represents lot option walk-aways by segment for the year ended October 31, 2008:

(In Millions)	Dollar Amount of Walk Away	Number of Walk-Away Lots	% of Walk-Away Lots	Total Option Lots at October 31, 2008(1)	Walk-Away Lots as a % of Total Lots

Northeast	$20.7	2,155	14.0%	7,069	30.5%
Mid-Atlantic	45.6	5,017	32.6%	8,183	61.3%
Midwest	0.7	257	1.7%	2,537	10.1%
Southeast	32.2	5,833	38.0%	7,169	81.4%
Southwest	10.4	1,689	11.0%	5,321	31.7%
West	4.5	419	2.7%	1,555	26.9%

Total	$114.1	15,370	100.0%	31,834	48.3%

(1)
Includes lots optioned that the Company walked-away from in the year ended October 31, 2008.

37                 Hovnanian Enterprises, Inc.

The following table represents impairments by segment for the year ended October 31, 2008:

(In Millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value	% of Pre- Impairment Value

Northeast	$43.5	7.3%	$208.2	20.9%
Mid-Atlantic	38.1	6.4%	155.3	24.5%
Midwest	7.7	1.3%	32.3	23.8%
Southeast	53.4	9.0%	160.5	33.3%
Southwest	81.1	13.6%	212.8	38.1%
West	372.2	62.4%	1,018.2	36.6%

Total	$596.0	100.0%	$1,787.3	33.3%

Homebuilding selling, general, and administrative expenses decreased to $377.1 million for the year ended October 31, 2008, and decreased to $539.4 million for the year ended October 31, 2007 from $593.9 million for the year ended October 31, 2006. The decrease in expenses in 2008 and 2007 is the result of a reduction of personnel in order to better manage our overhead during the current market decline, partially offset by severance costs associated with involuntary terminations that occured during the year and decreases in incentive compensation, that were based on profitability. Also adding to the decrease is the reduction in the number of open for sale communities of 284 in fiscal 2008 from 431 in fiscal 2007.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended

(In Thousands)	October 31, 2008	October 31, 2007	October 31, 2006

Land and lot sales	$57,776	$107,955	$140,389
Cost of sales, excluding interest	45,016	87,179	94,286

Land and lot sales gross margin, excluding interest	12,760	20,776	46,103
Land sales interest expense	9,522	1,132	1,437

Land and lot sales gross margin, including interest	$3,238	$19,644	$44,666

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales for the year ended October 31, 2008 were less than for the year ended October 31, 2007. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.

Other revenues decreased $13.1 million for the year ended October 31, 2008 compared to the year ended October 31, 2007. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terms, interest income, cash discounts and miscellaneous one-time receipts. For fiscal 2007, Other revenues also included $19.1 million related to the termination of our Credit Agreement and Agreement for Letter of Credit with Citicorp USA, Inc. which was the primary reason for the decrease from fiscal 2008 to 2007. This is also the cause of the $18.5 million increase in Other revenue for the year ended October 31, 2007 when compared to the year ended October 31, 2006.

38                 Hovnanian Enterprises, Inc.

Homebuilding Operations by Segment

Financial information relating to the Company's operations was as follows:

Segment Analysis (Dollars in Thousands, except average sales price)

	Years Ended October 31,

	2008	Variance 2008 Compared to 2007	2007	Variance 2007 Compared to 2006	2006

Northeast
Homebuilding revenue	$704,723	$(254,110)	$958,833	$(59,151)	$1,017,984
(Loss) income before income taxes	$(114,416)	$(95,599)	$(18,817)	$(98,914)	$80,097
Homes delivered	1,412	(587)	1,999	(189)	2,188
Average sales price	$481,224	$13,252	$467,972	$14,264	$453,708
Contract cancellation rate	30%	4%	26%	4%	22%
Mid-Atlantic
Homebuilding revenue	$513,719	$(399,994)	$913,713	$(120,760)	$1,034,473
(Loss) income before income taxes	$(142,249)	$(217,073)	$74,824	$(81,106)	$155,930
Homes delivered	1,248	(678)	1,926	(58)	1,984
Average sales price	$407,860	$(51,953)	$459,813	$(34,487)	$494,300
Contract cancellation rate	42%	1%	41%	4%	37%
Midwest
Homebuilding revenue	$211,587	$(16,288)	$227,875	$55,935	$171,940
(Loss) before income taxes	$(37,415)	$42,792	$(80,207)	$(20,112)	$(60,095)
Homes delivered	965	(78)	1,043	188	855
Average sales price	$217,367	$(86)	$217,453	$14,296	$203,157
Contract cancellation rate	34%	7%	27%	(2)%	29%
Southeast
Homebuilding revenue	$632,050	$(146,454)	$778,504	$(482,835)	$1,261,339
(Loss) before income taxes	$(146,406)	122,096	$(268,502)	$(266,980)	$(1,522)
Homes delivered	2,572	(199)	2,771	(2,303)	5,074
Average sales price	$242,654	$(26,289)	$268,943	$23,870	$245,073
Contract cancellation rate	49%	(3)%	52%	15%	37%
Southwest
Homebuilding revenue	$610,045	$(231,020)	$841,065	$(88,789)	$929,854
(Loss) income before income taxes	$(101,470)	$(127,181)	$25,711	$(49,972)	$75,683
Homes delivered	2,616	(1,027)	3,643	(609)	4,252
Average sales price	$230,701	$3,258	$227,443	$9,682	$217,761
Contract cancellation rate	30%	0%	30%	3%	27%
West
Homebuilding revenue	$577,228	$(405,904)	$983,132	$(657,937)	$1,641,069
(Loss) income before income taxes	$(524,701)	$(187,487)	$(337,214)	$(386,333)	$49,119
Homes delivered	1,764	(418)	2,182	(1,405)	3,587
Average sales price	$312,913	$(126,905)	$439,818	$(2,575)	$442,393
Contract cancellation rate	31%	(8)%	39%	1%	38%

Homebuilding Results by Segment

Northeast—Homebuilding revenues decreased 26.5% in 2008 compared to 2007 primarily due to a 29.4% decrease in homes delivered offset by a 2.8% increase in average selling price as the mix of communities that had deliveries in 2008 was different than 2007. Loss before income taxes increased $95.6 million to a loss of $114.4 million, which is mainly due to a significant reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive and a $7.8 million increase in inventory impairment loss and land option write-offs in 2008.

Homebuilding revenues decreased 5.8% in 2007 compared to 2006 primarily due to an 8.6% decrease in homes delivered offset by a 3.1% increase in average selling price as the mix of communities that had deliveries in 2007 was different than 2006. Income before income taxes decreased $98.9 million to a loss of $18.8 million, which was mainly due to a significant

39                 Hovnanian Enterprises, Inc.

reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Mid-Atlantic—Homebuilding revenues decreased 43.8% in 2008 compared to 2007 primarily due to a 35.2% decrease in homes delivered and a 11.3% decrease in average selling price due to increased incentives and the mix of communities delivered in 2008 was different than 2007. Income before income taxes decreased $217.1 million to a loss of $142.2 million, which $64.3 million is from the increase in inventory impairment loss and land option write-offs in 2008. Additionally, there was a $15.1 million goodwill impairment charge recorded in 2008. The segment also had a significant reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Homebuilding revenues decreased 11.7% in 2007 compared to 2006 primarily due to a 2.9% decrease in homes delivered and a 7.0% decrease in average selling price due to increased incentives and the mix of communities delivered in 2007 was different than 2006. Income before income taxes was down $81.1 million to $74.8 million, which is mainly due to a significant reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Midwest—Homebuilding revenues decreased 7.1% in 2008 compared to 2007 primarily due to a 7.5% decrease in homes delivered, while average selling prices remained flat. The decreases in deliveries was the result of a more competitive and slowing housing market. The segment loss before income taxes decreased $42.8 million to a loss of $37.4 million. This was due to only $8.4 million of inventory impairment loss and land option write-offs in 2008, compared to $28.1 million in 2007 and no intangible impairment in 2008 compared to $14.6 million in 2007.

Homebuilding revenues increased 32.5% in 2007 compared to 2006 primarily due to a 22% increase in homes delivered and a 7.0% increase in average selling price. The increases in deliveries and average selling price were the result of organic growth in this segment in Cleveland. Despite the growth in revenues, the segment loss before income taxes increased $20.1 million to a loss of $80.2 million. This was due to a $14.6 million intangible impairments and a sizable reduction in gross margin percentage before interest expense.

Southeast—Homebuilding revenues decreased 18.8% in 2008 compared to 2007 primarily due to a 7.2% decrease in homes delivered and a 9.8% decrease in average selling price. The primary reason for the decrease in deliveries and average selling price is the continuing declining market conditions in Florida and in the mix of communities delivering homes. The loss before income taxes decreased $122.1 million to a loss of $146.4 million, due mainly to $85.6 million of inventory impairment losses and land option write-offs in 2008 compared to $113.3 million in 2007 and $2.4 million of intangible impairments in 2008 compared to $108.6 million in 2007.

Homebuilding revenues decreased 38.3% in 2007 compared to 2006 primarily due to a 45.4% decrease in homes delivered, partially offset by a 9.7% increase in average selling price. The primary reason for the decrease in deliveries is the continuing declining market conditions in Florida. The average price increase is due to the change in the mix of communities delivering homes. The loss before income taxes increased $267.0 million to a loss of $268.5 million, due mainly to a $7.3 million increase in inventory impairment loss and land option write-offs in 2007 and $108.6 million of intangibles impairments, as well as a significant reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive.

Southwest—Homebuilding revenues decreased 27.5% in 2008 compared to 2007 primarily due to a 28.2% decrease in homes delivered offset by 1.4% increase in average selling price. The reduction of deliveries resulted from a decline in the activity in the Arizona market, as that market has been impacted by tighter mortgage lending requirements, thus eliminating certain potential homebuyers. The increase in average selling price is due to the mix of communities that had deliveries in 2008 compared to 2007. Income before income taxes decreased $127.2 million to a loss of $101.5 million in 2008 mainly due to a $75.5 million increase in inventory impairment losses and land option write-offs in 2008, a goodwill impairment of $14.9 million and a significant reduction in gross margin percentage before interest expense.

Homebuilding revenues decreased 9.5% in 2007 compared to 2006 primarily due to a 14.3% decrease in homes delivered offset by 4.4% increase in average selling price. The reduction of deliveries resulted from a decline in the activity in the Arizona market, as that market has been impacted by tighter mortgage lending requirements, thus eliminating certain potential homebuyers. The increase in average selling price is due to the mix of communities that had deliveries in 2007 compared to 2006. Income before income taxes decreased $50.0 million to $25.7 million in 2007 mainly due to a $15.4 million increase in land charges in 2007 and a reduction in gross margin percentage before interest expense.

West—Homebuilding revenues decreased 41.3% in 2008 compared to 2007 primarily due to a 19.2% decrease in homes delivered and a 28.9% decrease in average selling price. This reduced revenue was further

40                 Hovnanian Enterprises, Inc.

compounded by a significant reduction in gross margin percentage before interest expense. The decrease in deliveries and the reduced gross margin was the result of the more competitive and slowing housing market in California throughout 2007 and more so in 2008. As a result of the above and a $152.1 million increase in inventory impairment losses and land option write-offs in 2008, loss before income taxes increased $187.5 million to a loss of $524.7 million in 2008.

Homebuilding revenues decreased 40.1% in 2007 compared to 2006 primarily due to a 39.2% decrease in homes delivered and a 0.6% decrease in average selling price. This reduced revenue was further compounded by a significant reduction in gross margin percentage before interest expense. The decrease in deliveries and the reduced gross margin was the result of the more competitive and slowing housing market in California throughout 2007. As a result of the above and a $123.2 million increase in inventory impairment losses and land option write-offs in 2007, income before income taxes decreased $386.3 million to a loss of $337.2 million in 2007.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. During the years ended October 31, 2008, October 31, 2007, and October 31, 2006, financial services provided a $16.7 million, $27.9 million, and $31.0 million pretax profit, respectively. In 2008 financial services revenue decreased $24.0 million to $52.2 million due to a decrease in the number of mortgage settlements and a decrease in the average loan amount. Revenues from October 31, 2006 to October 31, 2007 decreased $13.4 million to $76.2 million consistent with our reduction in deliveries. In the market areas served by our wholly-owned mortgage banking subsidiaries, approximately 75%, 71%, and 63% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2008, 2007, and 2006, respectively. Servicing rights on new mortgages originated by us will be sold as the loans are closed.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. Corporate general and administrative expenses declined $3.0 million for the year ended October 31, 2008 compared to the year ended October 31, 2007 and $10.9 million for the year ended October 31, 2007 compared to the year ended October 31, 2006. The reduction in expenses is due to personnel reductions, reduced bonuses and other overhead cost savings.

Other Interest

Other interest increased $20.6 million to $30.4 million for the year ended October 31, 2008. In 2007, other interest increased $6.2 million to $9.8 million for the year ended October 31, 2007. Beginning in the third quarter of fiscal 2008, our assets that qualify for interest capitalization (inventory under development) no longer exceeded our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. The increase for 2007, from 2006, is due to the interest on completed homes in backlog in Fort Myers, unsold homes in completed high rise communities and interest on land in planning being expensed as incurred. The interest related to Fort Myers was capitalized during construction, but in 2007 many of the homes were complete. When we incur interest on completed homes, it is expensed as it no longer qualifies for capitalization.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations increased $5.0 million to $9.8 million for the year ended October 31, 2008 and decreased $40.4 million to $4.8 million for the year ended October 31, 2007. The increase in other operations from October 31, 2007 to October 31, 2008, is attributed to the $2.1 million in legal and settlement costs in 2008, related to cases dismissed in Item 3, Legal Proceedings, as well as an increase in rent expense from a new commercial rental property. The decrease from October 31, 2006 to October 31, 2007 is primarily due to decreased accrued earnout obligations, resulting from two earnout agreements ending and lower profits in fiscal 2007, compared to the prior year. Other operations was further decreased by reduced profits from a consolidated joint venture that has finished delivering the homes in its community.

Goodwill and Intangible Amortization and Impairments

We amortized our definite life intangibles over their expected useful life, ranging from one to four years. In fiscal 2008, this expense includes the impairment of the remaining $2.7 million balance of definite life intangibles and $32.7 million of goodwill. Goodwill and Intangible amortization and impairments decreased $125.2 million for the year ended October 31, 2008, when compared to the same period last year. The decrease for the year ended October 31, 2008 was

41                 Hovnanian Enterprises, Inc.

primarily the result of reduced intangible amortization in 2008 as a result of the extensive write-offs during the fourth quarter of 2007, partially offset by the impairments recorded in 2008. The amortization expense increased $107.3 million to $162.1 million for the year ended October 31, 2007. This increase is primarily due the impairment of intangible assets of $135.2 million previously discussed, as well as additional amortization from our 2006 acquisitions.

(Loss) Income From Unconsolidated Joint Ventures

(Loss) income from unconsolidated joint ventures consists of our share of the losses or earnings of the joint venture. The loss increased $8.4 million to a loss of $36.6 million for the year ended October 31, 2008. Our share of operations decreased $43.6 million to a loss of $28.2 million for the year ended October 31, 2007. The increase in the loss in 2008 is mainly due to our share of the losses from operations on our unconsolidated joint ventures, as well as the write-off of the investment we had in two of our homebuilding joint ventures, as the recoverability of these investments have been deemed unlikely. The loss in 2007 is primarily related to our share of the losses from inventory impairments, land-option and walk-away costs, and the write-off of the intangibles from our joint venture with Blackstone Real Estate Advisors.

Total Taxes

Total tax provision (benefit) as a percentage of the loss before taxes was 3.7% for the twelve months ended October 31, 2008. The rate was significantly below the statutory tax rate, because we recorded an additional $409.6 million charge to our current and deferred tax asset valuation allowance in the twelve months ended October 31, 2008, as discussed further below.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Given the continued downturn in the homebuilding industry during 2007 and 2008, resulting in additional inventory and intangible impairments, we are now in a three-year cumulative loss position. According to SFAS 109, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, we recorded a valuation allowance of $265.9 million against our deferred tax assets. Our valuation allowance for current and deferred taxes increased $409.6 million during the twelve months ended October 31, 2008, to $675.5 million at October 31, 2008. Our deferred tax assets at October 31, 2007 and October 31, 2008, for which there is no valuation allowance, relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2005 and 2006 years.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2008, we had $69.9 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $862.8 million. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third party guarantees. However, $9.4 million of the $862.8 million in land and lot option purchase contracts contain specific performance clauses which require us to purchase the land or lots upon satisfaction of certain requirements by both the sellers and the Company. Therefore, this specific performance obligation of $9.4 million, which is the purchase price for these lots net of cash deposits already paid, is recorded on the balance sheet in Liabilities from inventory not owned.

Pursuant to FASB Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities" ("VIE"), we consolidated $77.0 million of inventory not owned at October 31, 2008, representing the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under FIN 46R, we eliminated $8.3 million of its related cash deposits for lot option contracts, which are included in Consolidated inventory not owned. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46R, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the

42                 Hovnanian Enterprises, Inc.

remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. At October 31, 2008, the balance reported in Minority interest from inventory not owned was $24.9 million. At October 31, 2008, we had cash deposits and letters of credit totaling $8.7 million, representing our current maximum exposure associated with the consolidation of lot option contracts. Creditors of these VIEs, if any, have no recourse against us. In addition, see Note 19 to the Consolidated Financial Statements for disclosure related to our investment in unconsolidated joint ventures.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2008:

	Payments Due by Period

(In Thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt(1)	$3,635,738	$209,104	$507,209	$1,556,340	$1,363,085
Operating leases	78,493	18,942	27,169	16,534	15,848
Purchase obligations(2)	11,226	10,089	1,137	—	—

Total	$3,725,457	$238,135	$535,515	$1,572,874	$1,378,933

(1)
Represents our Senior Secured, Senior and Senior Subordinated Notes, Other Notes Payable and related interest payments for the life of the debt of $1,097.1 million. Interest on variable rate obligations is based on rates effective as of October 31, 2008. See Note 23 to the Consolidated Financial Statements for a discussion of the exchange offer completed in December 2008.
(2)
Represents obligations under option contracts with specific performance provisions, net of cash deposits.

We had outstanding letters of credit and performance bonds of approximately $197.5 million and $632.5 million, respectively, at October 31, 2008 related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 59.3% of our homebuilding cost of sales.

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

In connection with the CraftBuilt Homes acquisition, we have definite life intangible assets equal to the excess purchase price over fair value of net tangible assets of $4.5 million in aggregate. During the fourth quarter of 2008, we determined that these assets were impaired and wrote off the remaining asset balance of $2.7 million. Prior to the impairment, we were amortizing the definite life intangibles over their estimated lives.

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

43                 Hovnanian Enterprises, Inc.

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

Certain risks, uncertainties, and other factors are described in detail in Item 1 "Business" and Item 1A "Risk Factors" in this Form 10-K. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-K.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit under our secured master repurchase agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly the risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2008 and 2007, our long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV").

Long Term Debt Tables

	Long Term Debt as of October 31, 2008 by Year of Debt Maturity

(Dollars in Thousands)	2009	2010	2011	2012	2013	Thereafter	Total	FMV at 10/31/08

Long term debt(1)(2):	$1,615	$100,850	$910	$250,973	$751,041	$1,432,733	$2,538,122	$1,147,422
Fixed rate
Weighted average interest rate	6.69%	6.01%	6.77%	8.52%	10.74%	6.99%	8.21%

(1)
Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.
(2)
See Note 23 to the Consolidated Financial Statements for a discussion of the exchange offer completed in December 2008.

44                 Hovnanian Enterprises, Inc.

	Long Term Debt as of October 31, 2007 by Year of Debt Maturity

(Dollars in Thousands)	2008	2009	2010	2011	2012	Thereafter	Total	FMV at 10/31/07

Long term debt(1)(2):	$10,178	$800	$100,855	$914	$250,979	$1,583,690	$1,947,416	$1,519,516
Fixed rate
Weighted average interest rate	5.26%	6.73%	6.01%	6.77%	8.52%	7.06%	7.18%

(1)
Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.
(2)
See Note 23 of the Consolidated Financial Statements for a discussion of the exchange offer completed in December 2008.

In addition, we have reassessed the market risk for our variable debt at October 31, 2008 under the terms of the May 2008 Amended Credit Agreement, under which interest is based on (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association's prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. We believe that a 1% increase in this rate would have resulted in an approximate $1.7 million increase in interest expense for the twelve months ended October 31, 2008, assuming an average of $171.4 million of variable rate debt outstanding from November 1, 2007 to October 31, 2008.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A
CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2008. Based upon that evaluation and subject to the foregoing, the Company's chief executive officer and chief financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.

The effectiveness of the Company's internal control over financial reporting as of October 31, 2008 has been audited by Ernst & Young, LLP, the Company's independent registered public accounting firm, as stated in their report below.

45                 Hovnanian Enterprises, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hovnanian Enterprises, Inc.

We have audited Hovnanian Enterprises, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Hovnanian Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Hovnanian Enterprises, Inc. and subsidiaries and our report dated December 23, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
December 23, 2008

46                 Hovnanian Enterprises, Inc.

ITEM 9B
OTHER INFORMATION

None.

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth below in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with the Company's annual meeting of shareholders to be held on March 19, 2009, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one year term.

Name	Age	Position	Year Started With Company

Kevork S. Hovnanian	85	Chairman of the Board and Director of the Company	1967
Ara K. Hovnanian	51	Chief Executive Officer, President and Director of the Company	1979
Paul W. Buchanan	58	Senior Vice President and Chief Accounting Officer	1981
Peter S. Reinhart	58	Senior Vice President and General Counsel	1978
J. Larry Sorsby	53	Executive Vice President, Chief Financial Officer and Director of the Company	1988
David G. Valiaveedan	41	Vice President—Finance	2005

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

Mr. Buchanan was appointed Senior Vice President and Chief Accounting Officer in December 2007. Mr. Buchanan was Senior Vice President and Corporate Controller from May 1990 until December 2007. Mr. Buchanan resigned as a Director of the Company on September 13, 2002, a position in which he served since March 1982, for the purpose of reducing the number of non-independent board members.

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

Mr. Valiaveedan joined the Company as Vice President—Finance in September 2005. In August 2008, he was also named as an executive officer of the Company. Prior to joining the Company, Mr. Valiaveedan served as Vice President—Finance for AIG Global Real Estate Investment Corp.

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

47                 Hovnanian Enterprises, Inc.

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

ITEM 11
EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 19, 2009.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, except as set forth below in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 19, 2009.

The following table provides information as of October 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Number of Class Stock B Common securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted average exercise price of outstanding Class A Common Stock options, warrants and rights(2)	Weighted average exercise price of outstanding Class B Common Stock options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (in thousands)(1)

	(a)	(a)	(b)	(b)	(c)
Equity compensation plans approved by security holders:	6,501	2,188	$16.28	$32.32	11,274
Equity compensation plans not approved by security holders:

Total	6,501	2,188	$16.28	$32.32	11,274

(1)
Under the Company's equity compensation plans, securities may be issued in either Class A Common Stock or Class B Common Stock.

(2)
Does not include 1,387 shares to be issued upon vesting of restricted stock, because they have no exercise price.

(3)
Does not include 342 shares to be issued upon vesting of restricted stock, because they have no exercise price.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 19, 2009.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 19, 2009.

48                 Hovnanian Enterprises, Inc.

PART IV

ITEM 15
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements and notes thereto.

49                 Hovnanian Enterprises, Inc.

Exhibits:

3(a)	Certificate of Incorporation of the Registrant.(1)
3(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(5)
3(d)	Restated Bylaws of the Registrant.(14)
4(a)	Specimen Class A Common Stock Certificate.(13)
4(b)	Specimen Class B Common Stock Certificate.(15)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(11)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(e)
Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(23)
4(f)
Indenture dated March 26, 2002, relating to 8% Senior Notes, among the Registrant, the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 8% Senior Notes due April 1, 2012.(10)
4(g)
Indenture dated March 26, 2002, relating to 8.875% Senior Subordinated Notes, among the Registrant, the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 8.875% Senior Subordinated Notes due April 1, 2012.(10)
4(h)
Indenture dated May 9, 2003, relating to 7 3/4% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 7 3/4% Senior Subordinated Notes due May 15, 2013.(4)
4(i)	Indenture dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Deutsche Bank Trust Company (as successor trustee), as Trustee.(2)
4(j)
First Supplemental Indenture, dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including Form of 6 1/2% Senior Notes.(2)
4(k)
Second Supplemental Indenture, dated as of March 18, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(19)
4(l)
Third Supplemental Indenture, dated as of July 15, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(19)
4(m)
Fourth Supplemental Indenture, dated as of April 19, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(19)
4(n)
Fifth Supplemental Indenture, dated as of September 6, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(19)
4(o)
Sixth Supplemental Indenture, dated as of February 27, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee (including form of 7 1/2% Senior Notes due 2016).(20)
4(p)
Seventh Supplemental Indenture, dated as of June 12, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee (including form of 8 5/8% Senior Notes due 2017).(21)
4(q)
Indenture dated as of March 18, 2004, relating to 6 3/8% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6 3/8% Senior Notes due 2014.(16)

50                 Hovnanian Enterprises, Inc.

4(r)	Indenture dated as of November 30, 2004, relating to 6 1/4% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6 1/4% Senior Notes due 2015.(6)
4(s)
Indenture dated as of November 30, 2004, relating to 6% Senior Subordinated Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6% Senior Notes due 2010.(6)
4(t)
Indenture dated as of August 8, 2005, relating to 6.25% Senior Notes due 2016, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee including form of 6.25% Senior Notes due 2016.(7)
4(u)
Indenture dated as of May 27, 2008, relating to 11 1/2% Senior Secured Notes due 2013, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other Guarantors named therein and Wilmington Trust Company (as successor to Deutsche Bank Trust Company), as Trustee, including form of 11 1/2% Senior Secured Notes due 2013.(24)
4(v)
Indenture dated as of December 3, 2008, relating to 18.0% Senior Secured Notes due 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other Guarantors named therein and Wilmington Trust Company, as Trustee, including form of 18.0% Senior Secured Notes due 2017.(25)
10(a)	Seventh Amended and Restated Credit Agreement dated March 7, 2008.(22)
10(b)	Amendment No. 1 to Seventh Amended and Restated Credit Agreement dated as of May 16, 2008.(24)
10(c)	Guaranty and Suretyship Agreement, dated March 7, 2008.(22)
10(d)	Pledge Agreement, relating to the Amended Credit Agreement, dated as of March 7, 2008.(22)
10(e)	Amended and Restated Security Agreement, relating to the Amended Credit Agreement, dated as of May 27, 2008.(24)
10(f)	Intellectual Property Security Agreement, relating to the Amended Credit Agreement, dated as of May 27, 2008.(24)
10(g)	Intercreditor Agreement dated as of May 27, 2008.(24)
10(h)	Second Lien Pledge Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(24)
10(i)	Second Lien Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(24)
10(j)	Intellectual Property Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(24)
10(k)	Intercreditor Agreement dated as of December 3, 2008.(25)
10(l)	Third Lien Pledge Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(25)
10(m)	Third Lien Security Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(25)
10(n)	Intellectual Property Security Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(25)
10(o)	Description of Non-Employee Director Compensation.(1)
10(p)	Base Salaries of Executive Officers.
10(q)	Description of Savings and Investment Retirement Plan.(3)
10(r)	2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(17)
10(s)	1983 Stock Option Plan (as amended and restated March 8, 2002).(18)
10(t)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(u)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(15)
10(v)	Executive Deferred Compensation Plan as amended and restated on December 19, 2008.
10(w)	Senior Executive Short-Term Incentive Plan (as amended and restated).(8)
10(x)	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006.(9)
10(y)	Form of Hovnanian Deferred Share Policy for Senior Executives.
10(z)	Form of Hovnanian Deferred Share Policy.

51                 Hovnanian Enterprises, Inc.

10(aa)	Form of Non-Qualified Stock Option Agreement.
10(bb)	Form of Incentive Stock Option Agreement.
10(cc)	Form of Stock Option Agreement for Directors.
10(dd)	Form of Restricted Share Unit Agreement.
12	Statements re Computation of Ratios.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

(1)
Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 of the Registrant.

(2)
Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on November 7, 2003.

(3)
Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)
Incorporated by reference to Exhibits to Registration Statement (No. 333-107164) on Form S-4 of the Registrant.

(5)
Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed December 9, 2008.

(6)
Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2004 of the Registrant.

(7)
Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.

(8)
Incorporated by reference to Appendix A of the definitive Proxy Statement of the Registrant on Schedule 14A filed February 19, 2008.

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

(12)
Incorporated by reference to Item 1.01 of the Current Report on Form 8-K of the Registrant filed on January 19, 2005.

(13)
Incorporated by reference to Exhibits to Registration Statement (No. 333-111231) on Form S-3 of the Registrant.

(14)
Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2007 of the Registrant.

(15)
Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 of the Registrant.

(16)
Incorporated by reference to Exhibits to Registration Statement (No. 333-115742) on Form S-4 of the Registrant.

(17)
Incorporated by reference to Appendix B of the definitive Proxy Statement of the Registrant on Schedule 14A filed February 19, 2008.

(18)
Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registration on Schedule 14A filed February 19, 2008.

(19)
Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.

(20)
Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on February 27, 2006.

(21)
Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on June 15, 2006.

(22)
Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2008 of the Registrant.

(23)
Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008.

(24)
Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on June 2, 2008.

(25)
Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on December 8, 2008.

52                 Hovnanian Enterprises, Inc.

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
By:	/s/ KEVORK S. HOVNANIAN Kevork S. Hovnanian Chairman of the Board December 24, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 24, 2008 and in the capacities indicated.

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

53                 Hovnanian Enterprises, Inc.

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

F-1                 Hovnanian Enterprises, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hovnanian Enterprises, Inc.'s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2008 expressed an unqualified opinion thereon.

As discussed in Note 3 to the consolidated financial statements, effective November 1, 2007, the Company changed its method of accounting for uncertainty in income tax positions upon the adoption of Statements of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," and effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" using the modified-prospective transition method.

New York, New York
December 23, 2008

F-2                 Hovnanian Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS

(In Thousands)	October 31, 2008	October 31, 2007

ASSETS
Homebuilding:
Cash and cash equivalents	$838,207	$12,275

Restricted cash (Note 6)	4,324	6,594

Inventories—at the lower of cost or fair value (Notes 13 and 14):
Sold and unsold homes and lots under development	1,342,584	2,792,436

Land and land options held for future development or sale	644,067	446,135

Consolidated inventory not owned:
Specific performance options	10,610	12,123
Variable interest entities (Note 18)	77,022	139,914
Other options	84,799	127,726

Total consolidated inventory not owned	172,431	279,763

Total inventories	2,159,082	3,518,334

Investments in and advances to unconsolidated joint ventures (Note 19)	71,097	176,365

Receivables, deposits, and notes	78,766	109,856

Property, plant, and equipment—net (Note 5)	92,817	106,792

Prepaid expenses and other assets	156,595	174,032

Goodwill (Note 20)	—	32,658

Definite life intangibles (Note 20)	—	4,224

Total homebuilding	3,400,888	4,141,130

Financial services:
Cash and cash equivalents	9,849	3,958
Restricted cash (Note 6)	4,005	11,572
Mortgage loans held for sale or investment (Notes 7 and 8)	90,729	182,627
Other assets	5,025	6,851

Total financial services	109,608	205,008

Income taxes receivable—including net deferred tax benefits (Note 12)	126,826	194,410

Total assets	$3,637,322	$4,540,548

See notes to consolidated financial statements.

F-3                 Hovnanian Enterprises, Inc.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)	October 31, 2008	October 31, 2007

LIABILITIES AND STOCKHOLDERS' EQUITY
Homebuilding:
Nonrecourse land mortgages (Note 8)	$820	$9,430
Accounts payable and other liabilities	420,695	515,422
Customers' deposits (Note 6)	28,676	65,221
Nonrecourse mortgages secured by operating properties (Note 8)	22,302	22,985
Liabilities from inventory not owned (Note 18)	135,077	189,935

Total homebuilding	607,570	802,993

Financial services:
Accounts payable and other liabilities	10,559	19,597
Mortgage warehouse line of credit (Notes 7 and 8)	84,791	171,133

Total financial services	95,350	190,730

Notes payable:
Revolving credit agreement (Note 8)	—	206,750
Senior secured notes (Note 9)	594,734	—
Senior notes (Note 9)	1,511,071	1,510,600
Senior subordinated notes (Note 9)	400,000	400,000
Accrued interest (Notes 8 and 9)	72,477	43,944

Total notes payable	2,578,282	2,161,294

Total liabilities	3,281,202	3,155,017

Minority interest from inventory not owned (Note 18)	24,880	62,238

Minority interest from consolidated joint ventures	976	1,490

Stockholders' equity (Notes 15 and 20):
Preferred stock, $.01 par value—authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000, at October 31, 2008 and October 31, 2007	135,299	135,299
Common stock, Class A, $.01 par value—authorized 200,000,000 shares; issued 73,803,879 shares at October 31, 2008; and 59,263,887 shares at October 31, 2007 (including 11,694,720 shares at October 31, 2008 and October 31, 2007 held in Treasury)	738	593
Common stock, Class B, $.01 par value (convertible to Class A at time of sale)—authorized 30,000,000 shares; issued 15,331,494 shares at October 31, 2008; and issued 15,338,840 shares at October 31, 2007 (including 691,748 shares at October 31, 2008 and October 31, 2007 held in Treasury)	153	153
Paid in capital—common stock	418,626	276,998
(Accumulated deficit)/retained earnings	(109,295)	1,024,017
Treasury stock—at cost	(115,257)	(115,257)

Total stockholders' equity	330,264	1,321,803

Total liabilities and stockholders' equity	$3,637,322	$4,540,548

See notes to consolidated financial statements.

F-4                 Hovnanian Enterprises, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

(In Thousands Except Per Share Data)	October 31, 2008	October 31, 2007	October 31, 2006

Revenues:
Homebuilding:
Sale of homes	$3,177,853	$4,581,375	$5,903,387
Land sales and other revenues	78,039	141,355	155,250

Total homebuilding	3,255,892	4,722,730	6,058,637
Financial services	52,219	76,191	89,598

Total revenues	3,308,111	4,798,921	6,148,235

Expenses:
Homebuilding:
Cost of sales, excluding interest	3,010,902	3,977,653	4,633,081
Cost of sales interest	145,961	131,957	108,329
Inventory impairment loss and land option write-offs (Note 13)	710,120	457,773	336,204

Total cost of sales	3,866,983	4,567,383	5,077,614
Selling, general and administrative	377,068	539,362	593,860

Total homebuilding expenses	4,244,051	5,106,745	5,671,474
Financial services	35,567	48,321	58,586
Corporate general and administrative	82,846	85,878	96,781
Other interest	30,375	9,797	3,615
Other operations	9,837	4,799	45,237
Goodwill and intangible amortization and impairment (Note 20)	36,883	162,124	54,821

Total expenses	4,439,559	5,417,664	5,930,514

(Loss) income from unconsolidated joint ventures (Note 19)	(36,600)	(28,223)	15,385

(Loss) income before income taxes	(1,168,048)	(646,966)	233,106

State and federal income tax (benefit)/provision (Note 12):
State	13,760	7,088	1,366
Federal	(57,218)	(26,935)	82,207

Total taxes	(43,458)	(19,847)	83,573

Net (loss) income	(1,124,590)	(627,119)	149,533
Less: preferred stock dividends	—	10,674	10,675

Net (loss) income available to common stockholders	$(1,124,590)	$(637,793)	$138,858

Per share data:
Basic:
(Loss) income per common share	$(16.04)	$(10.11)	$2.21

Weighted average number of common shares outstanding	70,131	63,079	62,822

Assuming dilution:
(Loss) income per common share	$(16.04)	$(10.11)	$2.14

Weighted average number of common shares outstanding	70,131	63,079	64,838

See notes to consolidated financial statements.

F-5                 Hovnanian Enterprises, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	A Common Stock		B Common Stock		Preferred Stock

(Dollars In Thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	(Accumulated Deficit) Retained Earnings	Deferred Comp	Treasury Stock	Total

Balance, October 31, 2005	46,980,799	$580	14,678,502	$154	5,600	$135,389	$236,001	$1,522,952	$(19,648)	$(84,071)	$1,791,357
Stock issuances for Company acquisitions	175,936	1					4,188			1,750	5,939
Issuance costs						(90)					(90)
Preferred dividend declared ($1,906.07 per share)								(10,675)			(10,675)
Stock options, amortization and issuances, net of tax	245,596	2					20,342				20,344
Restricted stock amortization, issuances and forfeitures, net of tax	404,832	4					12,379				12,383
Reclass due to SFAS 123R implementation (see Note 3)							(19,648)		19,648		—
Conversion of Class B to Class A common stock	26,840		(26,840)	(1)							(1)
Treasury stock purchases	(675,000)									(26,627)	(26,627)
Net income								149,533			149,533

Balance, October 31, 2006	47,159,003	587	14,651,662	153	5,600	135,299	253,262	1,661,810	—	(108,948)	1,942,163
Preferred dividend declared ($1,906.07 per share)								(10,674)			(10,674)
Stock options, amortization and issuances, net of tax	414,377	4					18,911				18,915
Restricted stock amortization, issuances and forfeitures, net of tax	191,217	2					4,825				4,827
Conversion of Class B to Class A common stock	4,570		(4,570)								—
Treasury stock purchases	(200,000)									(6,309)	(6,309)
Net loss								(627,119)			(627,119)

Balance, October 31, 2007	47,569,167	593	14,647,092	153	5,600	135,299	276,998	1,024,017	—	(115,257)	1,321,803
Adoption of FASB Interpretation No. 48 (Fin 48)								(8,722)			(8,722)
Stock issuance May 14, 2008 offering	14,000,000	140					125,739				125,879
Stock options, amortization and issuances, net of tax	238,448	2					7,553				7,555
Restricted stock, amortization issuances and forfeitures, net of tax	294,198	3					8,336				8,339
Conversion of Class B to Class A common stock	7,346		(7,346)								—
Net loss								(1,124,590)			(1,124,590)

Balance, October 31, 2008	62,109,159	$738	14,639,746	$153	5,600	$135,299	$418,626	$(109,295)	—	$(115,257)	$330,264

See notes to consolidated financial statements.

F-6                 Hovnanian Enterprises, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

(In Thousands)	October 31, 2008	October 31, 2007	October 31, 2006

Cash flows from operating activities:
Net (loss) income	$(1,124,590)	$(627,119)	$149,533
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	18,426	18,283	14,884
Goodwill and intangible amortization and impairment	36,883	162,124	54,821
Compensation from stock options and awards	25,247	24,434	23,428
Amortization of bond discounts and deferred financing costs	8,668	3,223	3,128
Excess tax payments (benefits) from share-based payments	6,312	(2,341)	(7,951)
(Gain) loss on sale and retirement of property and assets	(2,262)	1,849	428
Loss (income) from unconsolidated joint ventures	36,600	28,223	(15,385)
Distributions from unconsolidated joint ventures	7,461	3,998	15,038
Deferred income taxes	105,302	85,612	(151,072)
Impairment and land option deposit write-offs	710,120	457,773	336,204
Decrease (increase) in assets:
Mortgage notes receivable	91,963	99,354	(70,638)
Restricted cash, receivables, prepaids and other assets	88,745	4,249	56,438
Inventories	666,372	33,625	(920,346)
(Decrease) increase in liabilities:
State and Federal income taxes	(46,440)	(43,308)	(90,888)
Customers' deposits	(36,545)	(119,690)	(75,409)
Interest and other accrued liabilities	(127,527)	(36,656)	22,630
Accounts payable	(2,669)	(31,667)	4,447

Net cash provided by (used in) operating activities	462,066	61,966	(650,710)

Cash flows from investing activities:
Net proceeds from sale of property and assets	3,835	1,539	384
Purchase of property, equipment, and other fixed assets and acquisitions	(5,238)	(37,777)	(51,506)
Investment in and advances to unconsolidated joint ventures	(16,837)	(30,088)	(29,113)
Distributions from unconsolidated joint ventures	16,601	33,932	5,691

Net cash (used in) investing activities	(1,639)	(32,394)	(74,544)

Cash flows from financing activities:
Proceeds from mortgages and notes		8,590	69,386
Net proceeds from Senior Secured Notes (including deferred financing costs)	571,941
Net (payments) proceeds relating to revolving credit agreement (includes deferred financing costs)	(221,632)	206,750
Net (payments) proceeds related to mortgage warehouse line of credit	(86,342)	(99,038)	71,315
Proceeds from senior debt			550,000
Payments of issuance costs			(90)
Principal payments on mortgages and notes	(13,338)	(32,034)	(94,303)
Principal payments on senior debt		(140,250)
Excess tax (payments) benefits from share-based payment	(6,312)	2,341	7,951
Preferred dividends paid		(10,674)	(10,675)
Purchase of treasury stock		(6,309)	(26,627)
Net proceeds from sale of stock and employee stock plan	127,079	2,962	1,347

Net cash provided by (used in) financing activities	371,396	(67,662)	568,304

Net increase (decrease) in cash	831,823	(38,090)	(156,950)
Cash and cash equivalents balance, beginning of year	16,233	54,323	211,273

Cash and cash equivalents balance, end of year	$848,056	$16,233	$54,323

Supplemental disclosures of cash flows:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$143,537	$152,969	$87,263

Income taxes	$(98,176)	$(64,492)	$298,005

Supplemental disclosures of noncash operating activities:
Consolidated inventory not owned:
Specific performance options	$9,371	$10,718	$19,310
Variable interest entities	68,680	126,208	190,940
Other options	84,799	127,726	180,243

Total inventory not owned	$162,850	$264,652	$390,493

Supplemental disclosure of noncash investing activities:

In 2006, the Company acquired substantially all of the assets of two mechanical contracting businesses by issuing 175,936 Class A common shares with a fair value of $5.9 million on the date of the transaction.

In 2008, the Company consolidated a previously unconsolidated joint venture, resulting in a reduction in investments in unconsolidated joint ventures and an increase in inventory of $61.5 million.

See notes to consolidated financial statements.

F-7                 Hovnanian Enterprises, Inc.

Notes to Consolidated Financial Statements

For the Years Ended October 31, 2008, 2007, and 2006

1.    Basis of Presentation

Basis of Presentation—The accompanying Consolidated Financial Statements include our accounts and all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.

2.    Business

Our operations consist of homebuilding, financial services, and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Homebuilding operations comprise the substantial part of our business, with approximately 98% of consolidated revenues for the years ended October 31, 2008 and 2007 and 99% for the year ended October 31, 2006 contributed by the homebuilding operations. We are a Delaware corporation, currently building and selling homes in 284 consolidated new home communities in New Jersey, Pennsylvania, New York, Ohio, Virginia, West Virginia, Delaware, Washington, D.C., Kentucky, Illinois, Minnesota, Maryland, Georgia, North Carolina, South Carolina, Florida, Texas, Arizona, and California. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations' customers. We do not retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality and safety.

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

Income Recognition from Home and Land Sales —We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with SFAS No. 66, "Accounting for Sales of Real Estate" ("SFAS 66"), revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement. In situations where the buyer's financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS 66, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

F-8                 Hovnanian Enterprises, Inc.

high-rise/mid-rise buildings are recognized when title is conveyed to the buyer, adequate cash payment has been received and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans —Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory mortgage-backed securities ("MBS") forward commitments and investor commitments to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of non-agency and non-governmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of the recent tightening by mortgage lenders, our origination of Alt-A and sub-prime loans has declined to only 7.6% and 0.3%, respectively, of the total loans we originated during fiscal 2008, as compared to 27.3% and 3.7%, respectively, for the same period last year. In addition, of the $87.5 million of mortgage loans held for sale as of October 31, 2008, none were Alt-A or sub-prime loans. There were, however, $3.2 million of mortgage loans held for investment at October 31, 2008, which represent loans that cannot currently be sold at reasonable terms in the secondary market. As Alt-A and sub-prime originations declined, we have seen an increase in our level of FHA/VA loan origination. For the twelve months ended October 31, 2008 and 2007, FHA loans represented 35.5% and 6.5%, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs—Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the loan sale date when legal control passes to the buyer and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are deferred and recorded as either (a) an adjustment to the related mortgage loans upon the closing of a loan or (b) recognized as a deferred asset or deferred revenue while the loan is in process. These fees and costs include loan origination fees, loan discount, and salaries and wages. Such deferred fees and costs relating to the closed loans are recognized over the life of the loans as an adjustment of yield or taken into operations upon sale of the loan to a permanent investor.

Cash and Cash Equivalents—Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we mitigate this risk by depositing our cash in major financial institutions. At October 31, 2008, $817.6 million of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Fair Value of Financial Instruments—The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale or investment, nonrecourse land and operating properties mortgages, our revolving credit agreement, mortgage warehouse line of credit, accrued interest, and the Senior Secured, Senior and Senior Subordinated Notes payable. The fair value of both the Senior Secured, Senior and Senior Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the Senior Secured, Senior and Senior Subordinated Notes is estimated at $480.0 million, $483.3 million and $161.0 million respectively, as of October 31, 2008. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

Inventories—Inventories consist of land, land development, home construction costs, capitalized interest and construction overhead and are stated at cost, net of impairment losses, if any. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

We report inventories in our consolidated balance sheets at the lower of cost or fair value. Our inventories consist of the following three components: (1) Sold and unsold homes and lots under

F-9                 Hovnanian Enterprises, Inc.

development, which includes all construction, land, and land development costs related to started homes and land under development in our active communities; (2) Land and land options held for future development or sale, which includes all costs related to land in our communities in planning; and (3) Consolidated inventory not owned, which includes all cost related to specific performance options, variable interest entities, and other options, which consists primarily of our GMAC model homes and inventory related to structured lot options.

As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from Sold and unsold homes and lots under development to Land and land options held for future development or sale. As of October 31, 2008, the book value associated with the 54 mothballed communities was $550.4 million, net of an impairment balance of $290.1 million. We continually review communities to determine if mothballing is appropriate.

The recoverability of inventories and other long-lived assets are assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

We evaluate inventories of communities under development and held for future development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local housing market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price net of sales incentives), or actual or projected operating or cash flow losses. The assessment of communities for indication of impairment is performed quarterly, primarily by completing detailed budgets for all of our communities and identifying those communities with a projected operating loss for any projected fiscal year or for the entire projected community life. For those communities with projected losses, we estimate remaining undiscounted future cash flows and compare those to the carrying value of the community, to determine if the carrying value of the asset is recoverable.

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

F-10                 Hovnanian Enterprises, Inc.

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

The impairment of communities under development, communities held for future development and inventories held for sale, and the charge for land option write-offs, are reflected on the Consolidated Statement of Operations in a separate line entitled "Homebuilding—Inventory impairment loss and land option write-offs". See also Note 13 to the Consolidated Financial Statements for inventory impairment and write-off amounts by segment.

Insurance Deductible Reserves—For homes delivered in fiscal 2008 and 2007, our deductible is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker's compensation insurance deductible is $0.5 million per occurrence in fiscal 2008 and fiscal 2007. Reserves have been established based upon actuarial analysis of estimated losses for fiscal 2008 and fiscal 2007. We engage a third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Interest—In accordance with SFAS 34, "Capitalization of Interest Cost", interest incurred is first capitalized to properties under development during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Interest incurred in excess of interest capitalized because qualifying assets for interest capitalization are less than debt, or interest incurred on borrowings directly related to properties not under development are expensed immediately in "Other interest".

F-11                 Hovnanian Enterprises, Inc.

Interest costs incurred, expensed and capitalized were:

	Year Ended

(Dollars in Thousands)	October 31, 2008	October 31, 2007	October 31, 2006

Interest capitalized at beginning of year	$155,642	$102,849	$48,366
Plus interest incurred(1)	190,801	194,547	166,427
Less cost of sales interest expensed	145,961	131,957	108,329
Less other interest expensed (2)(3)	30,375	9,797	3,615

Interest capitalized at end of year(4)	$170,107	$155,642	$102,849

(1)
Data does not include interest incurred by our mortgage and finance subsidiaries.

(2)
Beginning in the third quarter of fiscal 2008, our assets that qualify for interest capitalization (inventory under development) no longer exceed our debt, and therefore the portion of interest not covered by qualifying assets must be directly expensed.

(3)
Represents interest on completed homes and land in planning, which does not qualify for capitalization.

(4)
We have incurred significant inventory impairments in recent quarters, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts above are shown gross before allocating any portion of the impairments to capitalized interest.

Land Options—Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with the Financial Accounting Standards Board's ("FASB") revision to Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51 ("FIN 46-R"), SFAS No. 49 "Accounting for Product Financing Arrangements" ("SFAS 49"), SFAS No. 98 "Accounting for Leases" ("SFAS 98"), and Emerging Issues Task Force ("EITF") No. 97-10 "The Effects of Lessee Involvement in Asset Construction" ("EITF 97-10"), we record on the Consolidated Balance Sheets specific performance options, options with variable interest entities, and other options under "Consolidated inventory not owned" with the offset to "Liabilities from inventory not owned", and "Minority interest from inventory not owned" and "Minority interest from consolidated joint ventures".

Unconsolidated Homebuilding and Land Development Joint Ventures—Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we consider the guidance in EITF 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("EITF 04-5"), in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business. In accordance with Accounting Principles Board Opinion 18 ("APB 18"), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write-down the investment to the recoverable value. We evaluate our equity investments for recoverability based on the joint venture's projected cash flows. In fiscal 2008, we wrote-down certain joint venture investments by $11.3 million, based on this recoverability analysis.

Intangible Assets—The intangible assets recorded on our October 31, 2007 balance sheet are goodwill, which has an indefinite life, and definite life intangibles, including trade names, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We no longer amortize goodwill but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2008. If the fair value of the applicable business unit is less than the carrying amount of that business unit, the goodwill of that business unit is considered impaired. The amount of the impairment is determined as the excess of the book value of the goodwill over the implied fair value of the goodwill, and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of the business unit is allocated to all of the assets and liabilities of that business unit as if the business unit had been acquired in a business combination. The excess of the fair value of the business unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value

F-12                 Hovnanian Enterprises, Inc.

decrease or differ from current estimates in the future, we may be required to recognize additional impairments. Despite years of significant income generation in our markets with goodwill, primarily Texas in the Southwest segment and our Mid-Atlantic segment, the current weakening market resulted in financial estimates in 2008 that resulted in fully impairing the remaining $32.7 million of goodwill, based upon present value of cash flow analyses. The goodwill impairment charge was included in "Goodwill and intangible amortization and impairment" on the Consolidated Statement of Operations.

We also assess definite life intangibles for impairment whenever events or changes indicate that their carrying amount may not be recoverable. An intangible impairment is recorded when events and circumstances indicate the undiscounted future cash flows generated from the business unit with the intangible asset are less than the net assets of the business unit. The impairment loss is the lesser of the difference between the net assets of the business unit and the discounted future cash flows generated from the applicable business unit, which approximates fair value and the intangible asset balance. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. This was the case in fiscal 2008, whereby we wrote off the carrying amount of $2.7 million of intangible assets in our Mid-Atlantic segment, bringing the balance to zero at October 31, 2008. In fiscal 2007, we determined that the intangible assets associated with our Fort Myers, California, Tampa, Orlando, Canton and Building Products operations were impaired and wrote them off for a total reduction of $162.2 million, of which $135.2 million was included in "Goodwill and intangible amortization and impairment" on the Consolidated Statement of Operations and $27.0 million was included in "Accounts payable and other liabilities" on the Consolidated Balance Sheets. The intangible impairment charge is included in "Goodwill and intangible amortization and impairment" on the Consolidated Statements of Operations.

Finance Subsidiary Net Worth—In accordance with Statement of Position 01-6 ("SOP 01-6") of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, we are required to disclose the minimum net worth requirements by regulatory agencies, secondary market investors and states in which our mortgage subsidiary conducts business. At October 31, 2008 and 2007, our mortgage subsidiary's net worth was $68.5 million and $59.2 million, respectively, which exceeded all our regulatory agencies net worth requirements.

Deferred Bond Issuance Costs—Costs associated with the issuance of our Senior Secured, Senior and Senior Subordinated Notes are capitalized and amortized over the associated term of each note issuance.

Debt Issued At a Discount—Debt issued at a discount to the face amount is accreted up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Operations.

Post Development Completion and Warranty Costs —In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we accrue warranty costs as part of cost of sales for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible as part of Selling, general and administrative costs. As previously stated, the deductible for our general liability insurance for homes delivered in fiscal 2008 and 2007 is $20 million per occurrence with an aggregate $20 million for liability claims, and an aggregate $21.5 million for construction defect claims. Both of these liabilities are recorded in "Accounts payable and other liabilities" in the Consolidated Balance Sheets.

Advertising Costs—Advertising costs are treated as period costs and expensed as incurred. During the years ended October 31, 2008, 2007, and 2006, advertising costs expensed amounted to $57.3 million, $102.3 million, and $107.9 million, respectively.

Deferred Income Tax—Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. See Note 12 for further discussion of the valuation allowances recorded during fiscal 2008 and 2007, as well as discussion of the adoption of FIN 48 for uncertain tax positions on November 1, 2007.

F-13                 Hovnanian Enterprises, Inc.

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

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2008, approximately 3.4 million shares have been purchased under this program, of which zero and 0.2 million were repurchased during the twelve months ended October 31, 2008 and 2007, respectively.

On August 4, 2008, we announced that our Board of Directors adopted a shareholder rights plan (the "Rights Plan") designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards (NOL) and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited, if there was an "ownership change" under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an "ownership change" occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan's adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors' decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it is terminated or redeemed earlier by the Board of Directors. The approval of the Board of Directors' decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a Special Meeting of stockholders held on December 5, 2008. Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. See Note 23 for additional details.

Preferred Stock—On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company's common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol "HOVNP". In fiscal 2008, 2007 and 2006 we paid zero (due to covenant restrictions in our indentures), $10.7 million and $10.7 million, respectively, as dividends on the Series A Preferred Stock.

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

SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, applying the "modified prospective method" for existing grants which requires the Company to value stock options

F-14                 Hovnanian Enterprises, Inc.

prior to its adoption of SFAS 123R under the fair value method and expense the unvested portion over the remaining vesting period. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for October 31, 2008 and October 31, 2007: risk-free interest rate of 4.27% and 5.12%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of 0.50 for year ended 2008 and 0.44 for year ended 2007; and a weighted average expected life of the option of 5.86 years for 2008 and 5.74 years for 2007. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation (estimated at 8.4%), and requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period.

For the years ended October 31, 2008 and October 31, 2007, the Company's total stock-based compensation expense was $25.2 million ($24.3 million net of tax) and $24.4 million ($23.6 million net of tax), respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $13.1 million ($12.6 million net of tax) and $13.7 million ($13.3 million net of tax) for the years ended October 31, 2008 and October 31, 2007, respectively.

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

Per Share Calculations—Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock shares and non-vested common stock of approximately 2.0 million for the year ended October 31, 2006. For the years ended October 31, 2008 and 2007, there were no incremental shares attributed to nonvested stock and outstanding options to purchase common stock because we had a net loss for the year, and any incremental shares would not be dilutive.

Computer Software Development—In accordance with Statements of Position 98-1, we capitalize certain costs incurred in connection with developing or obtaining software for internal use. Once the software is substantially complete and ready for its intended use, the capitalized costs are amortized over the systems estimated useful life.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which partially defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Implementation of SFAS 157 will apply to our Financial Services segment in fiscal 2009, however, the impact is not expected to be material to our consolidated financial position, results of operations or cash flows. This pronouncement is effective for our other segments' non-financial assets in fiscal 2010. We are currently evaluating the impact, if any, that FAS 157 may have on our consolidated financial positions, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007. We do not expect that FAS 159 will have a material impact on our consolidated financial positions, results of operations or cash flows.

F-15                 Hovnanian Enterprises, Inc.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). The statement clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. We are currently evaluating the impact, if any, that SFAS 160 may have on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). The statement replaces SFAS No. 141, "Business Combinations", and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, and is to be applied prospectively. We are currently evaluating the impact, if any, that SFAS 141(R) may have on our consolidated financial positions, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," regarding an entity's derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, SFAS 161 may have on our consolidated financial positions, results of operations or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principals." We are currently evaluating the impact, if any, that SFAS No. 162 may have on our consolidated financial positions, results of operations or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 clarifies how Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises," applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company does not have any guarantee insurance contracts, and therefore, we do not expect that SFAS No. 163 will have a material impact on our consolidated financial positions, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP-EITF 03-6-1"). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We are currently evaluating the impact, if any, that FSP-EITF 03-6-1 may have on our consolidated financial positions, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial

F-16                 Hovnanian Enterprises, Inc.

assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and will not have an impact on our consolidated financial position, results of operations or cash flows.

Reclassifications—Certain amounts in the 2007 and 2006 Consolidated Financial Statements have been reclassified to conform to the 2008 presentation.

4.    Leases

We lease certain property under non-cancelable leases. Office leases are generally for terms of three to five years and generally provide renewal options. Model home leases are generally for shorter terms of approximately one to three years with renewal options on a month-to-month basis. In most cases, we expect that in the normal course of business, leases that will expire will be renewed or replaced by other leases. The future lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

Years Ending October 31,	(In Thousands)

2009	$19,848
2010	15,807
2011	13,012
2012	10,506
2013	7,111
After 2013	15,848

Total	$82,132

Net rental expense for the three years ended October 31, 2008, 2007 and 2006 was $45.2 million, $52.2 million and $49.0 million, respectively. These amounts include rent expense for various month-to-month leases on model homes, furniture and equipment. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5.    Property

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture and equipment used to conduct day to day business and are recorded at cost less accumulated depreciation. Homebuilding accumulated depreciation related to these assets at October 31, 2008 and October 31, 2007 amounted to $70.5 million and $57.4 million, respectively.

6.    Deposits

We hold escrow cash reflected in "Restricted cash" on the Consolidated Balance Sheets, amounting to $8.3 million and $18.2 million at October 31, 2008 and October 31, 2007, respectively, which primarily represents customers' deposits which are restricted from use by us.

Total "Customer deposits" are shown as a liability on the Consolidated Balance Sheets. These liabilities are significantly more than the applicable years' escrow cash balances because in some states the deposits are not restricted from use and in other states we are able to release the majority of this escrow cash by pledging letters of credit and surety bonds. Escrow cash accounts are substantially invested in short-term certificates of deposit, time deposits, or money market accounts.

7.    Mortgage Loans Held for Sale or Investment

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. Loans that have been closed but not committed to a third party investor are matched with forward sales of mortgage-backed securities designed as fair value hedges. Hedged loans are committed to third party investors shortly after origination. Loans held for sale are carried at cost adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. Loans held for sale, not subject to an effective accounting hedge are carried at the lower of cost or fair value. Any gain or loss on the sale of the loans is recognized at the time of sale. We currently use forward sales of mortgage-backed securities, interest rate commitments from borrowers and mandatory and or best efforts forward commitments to sell loans to investors to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be paid to the counter-party or investor in connection with the execution of the commitments, are generally executed simultaneously. Loans held for investment represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.

At October 31, 2008 and 2007, respectively, $88.3 million and $180.7 million of such mortgages were pledged against our mortgage warehouse line (see Note 8). We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses. We have reserves for potential losses on mortgages we currently hold. The reserve is included in the "Mortgage loans held for sale" balance on the Consolidated Balance Sheet.

F-17                 Hovnanian Enterprises, Inc.

8.    Mortgages and Notes Payable

We have nonrecourse mortgages for a small number of our communities totaling $0.8 million as well as our Corporate Headquarters totaling $22.3 million which are secured by the real property and any improvements. These loans have installment obligations with annual principal maturities in the following years ending October 31 of approximately: $1.6 million in 2009, $0.9 million in 2010 and 2011, $1.0 million in 2012 and 2013 and $17.7 million after 2013. The interest rate on these obligations range from 5.67% to 8.82% at October 31, 2008.

Our homebuilding bank borrowings are made pursuant to our Revolving Credit Agreement with a group of lenders. We and each of our significant subsidiaries, except for K. Hovnanian, the borrower, certain of our financial services subsidiaries and joint ventures are a guarantor under the Revolving Credit Agreement.

On May 16, 2008, we entered into Amendment No. 1 (the "Amendment") to the Seventh Amended and Restated Credit Agreement (as amended, the "Amended Credit Agreement"). On May 27, 2008, in conjunction with the consummation of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013 (See Note 9), the Amendment became effective. The Amendment decreased the aggregate amount of commitments under the Amended Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Availability under the Amended Credit Agreement equals the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loans is $100 million. Borrowings under the Amended Credit Agreement bear interest at a rate equal, at the Company's option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association's prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company is required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. A portion of the proceeds of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013 were used to repay the outstanding balance of $325.0 million at May 27, 2008 under the Amended Credit Agreement. As of October 31, 2008, there was zero drawn under the Amended Credit Agreement, excluding letters of credit totaling $197.5 million. As of October 31, 2007, there was $206.8 million drawn under the Revolving Credit Agreement then in effect, excluding letters of credit totaling $306.4 million.

We and each of our subsidiaries are guarantors under the Amended Credit Agreement, except for K. Hovnanian Enterprises, Inc. ("K. Hovnanian"), the borrower, certain of our financial services subsidiaries and joint ventures. All obligations under the Amended Credit Agreement, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors.

The Amended Credit Agreement has covenants that restrict, among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends on, and make distributions with respect to, common and preferred stock and repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all of its assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of October 31, 2008, we were in compliance with the covenants under the Amended Credit Agreement.

F-18                 Hovnanian Enterprises, Inc.

Average interest rates and average balances outstanding under the Amended Credit Agreement (as in effect at such year end) are as follows:

	Year Ended

(Dollars in Thousands)	October 31, 2008	October 31, 2007	October 31, 2006

Average monthly outstanding borrowings	$171,350	$371,502	$231,381
Average interest rate during period	7.0%	8.0%	7.7%
Average interest rate at end of period(1)	(2)	6.9%	6.6%
Maximum outstanding at any month end	$344,375	$584,000	$405,900

(1)
Average interest rate at the end of the period excludes any charges on unused loan balances.

(2)
Not applicable as there is no amount outstanding at October 31, 2008.

On August 8, 2007, we terminated our credit agreement and agreement for letter of credit with Citicorp, USA, Inc. The termination resulted in a fee payable to us of $19.1 million in accordance with the termination provision of the agreement, which stated that upon termination we would pay or receive a fee based on the change in our credit default swap rate. This fee was included in Land sales and other revenues in the fourth quarter of fiscal 2007, since we were only entitled to such a fee in the event the facility was terminated.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement, which was amended on July 7, 2008 with a group of banks, is a short-term borrowing facility that provides up to $151 million through July 6, 2009. Interest is payable monthly at LIBOR plus 1.50% (4.08% at October 31, 2008). The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. We also had a commercial paper facility which provided for up to $200 million through April 25, 2008 with interest payable monthly at LIBOR plus 0.40%. On November 28, 2007, we paid the outstanding balance in full and terminated the commercial paper facility. We believe that we will be able to extend the Master Repurchase Agreement beyond its expiration date, but there can be no assurance of such extension. As of October 31, 2008, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $84.8 million. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. As of October 31, 2008, we were in compliance with the covenants of the master repurchase agreement.

9.    Senior Secured, Senior and Senior Subordinated Notes

Senior Secured, Senior and Senior Subordinated Notes balances as of October 31, 2008 and 2007 were as follows:

	Year Ended

(In Thousands)	October 31, 2008	October 31, 2007

Senior Secured Notes:
11 1/2% Senior Secured Notes due May 1, 2013 (net of discount)	$594,734	—

Senior Notes:
8% Senior Notes due April 1, 2012 (net of discount)	$99,627	$99,537
6 1/2% Senior Notes due January 15, 2014	215,000	215,000
6 3/8% Senior Notes due December 15, 2014	150,000	150,000
6 1/4% Senior Notes due January 15, 2015	200,000	200,000
6 1/4% Senior Notes due January 15, 2016 (net of discount)	296,444	296,063
7 1/2% Senior Notes due May 15, 2016	300,000	300,000
8 5/8% Senior Notes due January 15, 2017	250,000	250,000

Total Senior Notes	$1,511,071	$1,510,600

Senior Subordinated Notes:
8 7/8% Senior Subordinated Notes due April 1, 2012	$150,000	$150,000
7 3/4% Senior Subordinated Notes due May 15, 2013	150,000	150,000
6% Senior Subordinated Notes due January 15, 2010	100,000	100,000

Total Senior Subordinated Notes	$400,000	$400,000

F-19                 Hovnanian Enterprises, Inc.

We and each of our subsidiaries are guarantors of the Senior Secured, Senior and Senior Subordinated Notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries and joint ventures (see Note 22). The indentures governing the Senior Secured, Senior and Senior Subordinated Notes contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, the issuer of the Senior Secured, Senior and Senior Subordinated Notes, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our Senior Secured, Senior and Senior Subordinated Notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends into fiscal 2009, and possibly beyond. The restriction on making preferred dividend payments under our bond indentures will not affect our compliance with any of the covenants contained in the Amended Credit Agreement and will not permit the lenders under the Amended Credit Agreement to accelerate the loans. The indentures also contain events of default which would permit the holders of the Senior Secured, Senior and Senior Subordinated Notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants and specified events of bankruptcy and insolvency and, with respect to the indenture governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2008, we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also make debt purchases and/or exchanges through open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.

At October 31, 2008, we had total issued and outstanding $2,515.0 million ($2,505.8 million, net of discount) Senior Secured, Senior and Senior Subordinated Notes. These notes have annual principal maturities in the following years ending October 31; $100.0 million in 2010 $250.0 million in 2012, $750.0 million in 2013 and $1,415.0 million thereafter.

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

On March 26, 2002, we issued $100 million 8% Senior Notes due 2012 and $150 million 8 7/8% Senior Subordinated Notes due 2012. The 8% Senior Notes were issued at a discount to yield 8.125% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. Interest on both notes is paid semi-annually. The notes are redeemable in whole or in part, at any time on or after April 1, 2007, at our option at redemption prices expressed as percentages of principal amount that decline to 100% on April 1, 2010. The proceeds were used to redeem the remainder of 9 3/4% Subordinated Notes due June 1, 2005, repay a portion of a term loan facility, repay the current outstanding indebtedness under our Revolving Credit Agreement, and the remainder for general corporate purposes.

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

F-20                 Hovnanian Enterprises, Inc.

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

On May 27, 2008, we issued $600 million ($594.4 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes are secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement. The notes are redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011 and 100% of principal commencing May 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 111.50% of principal. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the Amended Credit Agreement.

On December 3, 2008, we issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of our unsecured senior notes as follows: $0.5 million aggregate principal amount of the 8% Senior Notes due 2012, $12.0 million aggregate principal amount of the 6 1/2% Senior Notes due 2014, $1.1 million aggregate principal amount of the 6 3/8% Senior Notes due 2014, $3.3 million aggregate principal amount of the 6 1/4% Senior Notes due 2015, $24.8 million aggregate principal amount of the 7 1/2% Senior Notes due 2016, $28.7 million aggregate principal amount of the 6 1/4% Senior Notes due 2016 and $1.0 million aggregate principal amount of the 8 5/8% Senior Notes due 2017. The notes are secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement and the 11 1/2% Senior Secured Notes due 2013. The notes are redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011 and 100% of principal commencing November 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 118.0% of principal.

10.    Operating and Reporting Segments

SFAS 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. Under the definition, we have more than 36 homebuilding operating segments, and therefore, in accordance with paragraph 24 of SFAS 131, it is impractical to provide segment disclosures for this many segments. As such, we have aggregated the homebuilding operating segments into six reportable segments.

The Company's operating segments are aggregated into reportable segments in accordance with SFAS 131, based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics

F-21                 Hovnanian Enterprises, Inc.

and similar methods used to construct and sell homes. The Company's reportable segments consist of:

Homebuilding:

  Northeast (New Jersey, New York, Pennsylvania)
  Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington, D.C.)
  Midwest (Illinois, Kentucky, Minnesota, Ohio)
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

Corporate and unallocated primarily represents operations at our headquarters in Red Bank, New Jersey. This includes our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. It also includes interest income and interest expense resulting from interest incurred that cannot be capitalized in inventory in the homebuilding segments.

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

Financial information relating to operations of the Company's segments was as follows:

	Year Ended October 31,

(In Thousands)	2008	2007	2006

Revenues:
Northeast	$704,723	$958,833	$1,017,984
Mid-Atlantic	513,719	913,713	1,034,473
Midwest	211,587	227,875	171,940
Southeast	632,050	778,504	1,261,339
Southwest	610,045	841,065	929,854
West	577,228	983,132	1,641,069

Total homebuilding	3,249,352	4,703,122	6,056,659

Financial services	52,219	76,191	89,598
Corporate and unallocated	6,540	19,608	1,978

Total revenues	$3,308,111	$4,798,921	$6,148,235

(Loss) income before income taxes:
Northeast	$(114,416)	$(18,817)	$80,097
Mid-Atlantic	(142,249)	74,824	155,930
Midwest	(37,415)	(80,207)	(60,095)
Southeast	(146,406)	(268,502)	(1,522)
Southwest	(101,470)	25,711	75,683
West	(524,701)	(337,214)	49,119

Total homebuilding	(1,066,657)	(604,205)	299,212

Financial services	16,652	27,870	31,012
Corporate and unallocated	(118,043)	(70,631)	(97,118)

(Loss) income before income taxes	$(1,168,048)	$(646,966)	$233,106

	October 31,

(In Thousands)	2008	2007

Assets
Northeast	$971,429	$1,240,221
Mid-Atlantic	355,012	606,343
Midwest	79,471	130,360
Southeast	146,621	360,172
Southwest	354,279	553,743
West	483,483	1,083,543

Total homebuilding	2,390,295	3,974,382

Financial services	109,608	205,008
Corporate and unallocated	1,137,419	361,158
Total assets	$3,637,322	$4,540,548

F-22                 Hovnanian Enterprises, Inc.

	October 31,

(In Thousands)	2008	2007

Investments in and advances to unconsolidated joint ventures:
Northeast	$48,327	$52,012
Mid-Atlantic	14,788	24,675
Midwest	112	13,925
Southeast	960	11,321
Southwest	5,291	7,646
West	1,619	66,786

Total investments in and advances to unconsolidated joint ventures	$71,097	$176,365

The following table sets forth additional financial information relating to the Company's reportable operating segments:

	Year Ended October 31,

(In Thousands)	2008	2007	2006

Homebuilding interest expense:
Northeast	$35,769	$32,052	$23,769
Mid-Atlantic	20,739	21,729	17,118
Midwest	5,882	6,285	3,023
Southeast	14,628	20,835	8,857
Southwest	20,462	18,044	15,238
West	48,854	41,202	37,633

Total homebuilding	146,334	140,147	105,638

Corporate and unallocated	30,002	1,607	6,306
Financial services interest income, net of expense	(79)	185	(48)

Total interest expense, net	$176,257	$141,939	$111,896

	Year Ended October 31,

(In Thousands)	2008	2007	2006

Depreciation and goodwill and intangible amortization and impairment:
Northeast	$3,402	$5,421	$1,805
Mid-Atlantic	16,926	3,549	1,710
Midwest	1,790	22,528	13,617
Southeast	5,084	121,310	25,214
Southwest	16,207	6,940	8,585
West	1,156	10,393	11,024

Total homebuilding	44,565	170,141	61,955

Financial services	521	541	350
Corporate and unallocated	10,222	9,725	7,400

Total depreciation and goodwill and intangible amortization and impairment	$55,308	$180,407	$69,705

	Year Ended October 31,

(In Thousands)	2008	2007	2006

Net additions to operating properties and equipment:
Northeast	$275	$1,364	$1,693
Mid-Atlantic	39	160	3,007
Midwest	1,946	3,972	3,486
Southeast	922	456	413
Southwest	—	278	499
West	595	380	1,656

Total homebuilding	3,777	6,610	10,754

Financial services	133	2,494	320
Corporate and unallocated	1,328	9,923	15,808

Total net additions to operating properties and equipment	$5,238	$19,027	$26,882

	Year Ended October 31,

(In Thousands)	2008	2007	2006

Equity in (losses) earnings from unconsolidated joint ventures:
Northeast	$2,069	$4,799	$16,081
Mid-Atlantic	(10,748)	165	(876)
Midwest	(15,836)	(11,966)	4,815
Southeast	(6,908)	(17,691)	(3,249)
Southwest	(37)	241	(192)
West	(5,140)	(3,771)	(1,194)

Total equity in (losses) earnings from unconsolidated joint ventures	$(36,600)	$(28,223)	$15,385

11.    Retirement Plan

In December 1982, we established a defined contribution savings and investment retirement plan (a 401K plan). Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions and the Company's operating results. Plan costs charged to operations amount to $2.9 million, $6.4 million, and $14.2 million for the years ended October 31, 2008, 2007, and 2006, respectively. The decreases in 2008 and 2007 are due to a decrease in participants as our workforce has been reduced, refunds to the Company of unvested contributions for terminated associates and no profit sharing payment made in 2008 or 2007.

F-23                 Hovnanian Enterprises, Inc.

12.    Income Taxes

Income Taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended

(In Thousands)	October 31, 2008	October 31, 2007

State income taxes:
Current	$18,706	$6,993
Deferred	0	(13,038)
Federal income taxes:
Current	(145,532)	(96,101)
Deferred	0	(92,264)

Total	$(126,826)	$(194,410)

The provision for income taxes is composed of the following charges (benefits):

	Year Ended

(In Thousands)	October 31, 2008	October 31, 2007	October 31, 2006

Current income tax (benefit) expense:
Federal	$(146,865)	$(103,407)	$190,132
State(1)	1,157	2,745	24,030

	(145,708)	(100,662)	214,162
Deferred income tax (benefit) expense:
Federal	89,647	76,472	(107,925)
State	12,603	4,343	(22,664)

	102,250	80,815	(130,589)

Total	$(43,458)	$(19,847)	$83,573

(1)
The current state income tax expense is net of the use of state net operating losses amounting to $1.1 million, $1.0 million, and $46.3 million for the years ended October 31, 2008, 2007, and 2006, respectively.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years' income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.

In accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Given the continued downturn in the homebuilding industry during the fourth quarter of 2007, resulting in additional inventory and intangible impairments, we are in a three year cumulative loss position as of October 31, 2008. According to SFAS 109, a three year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2008, we recorded a valuation allowance of $409.6 million against our deferred tax assets. Our valuation allowance increased from $265.9 million at October 31, 2007 to $675.5 million at October 31, 2008. Our state net operating losses of $99.8 million expire between 2009 and 2028. Our federal net operating losses of $139.0 million expire in 2028.

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended

(In Thousands)	October 31, 2008		October 31, 2007

Deferred tax assets:
Association subsidy reserves	$		$1,494
Inventory impairment loss		262,851	137,879
Uniform capitalization of overhead		12,757	21,987
Warranty, legal and bonding reserves		18,388	18,104
Deferred income		3,180	7,067
Acquisition intangibles		69,264	69,516
Restricted stock bonus		7,115	9,000
Stock options		11,936	10,403
Provision for losses		33,087	33,750
Previously taxed lot sales		230	3,282
Federal net operating losses		139,025
State net operating losses		99,810	50,171
Joint venture losses		31,115	21,713
Other		1,936	7,826

Total deferred tax assets		690,694	392,192

Deferred tax liabilities:
Association subsidy reserves		10
Rebates and discounts		10,871	12,164
Accelerated depreciation		3,715	4,791
Acquisition intangibles		121	3,928
Other		487	149

Total deferred tax liabilities		15,204	21,032

Valuation Allowance		(675,490)	(265,858)

Net deferred income taxes		$0	$105,302

F-24                 Hovnanian Enterprises, Inc.

The effective tax rates varied from the statutory federal income tax rate. The sources of these differences were as follows:

	Year Ended

	October 31, 2008	October 31, 2007	October 31, 2006

Computed "expected" tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	(0.1)	0.1	0.9
Permanent differences, net	(0.1)	0.1	(0.3)
Deferred tax asset valuation allowance impact	(30.9)	(33.3)
Other	(0.2)	1.2	0.3

Effective tax rate	3.7%	3.1%	35.9%

In July 2006, the FASB issued Financial Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, "Accounting for Income Taxes." FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize tax liabilities in accordance with FIN 48 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. If the tax liabilities relate to tax uncertainties existing at the date of the acquisition of a business, the adjustment of such tax liabilities will result in an adjustment to the goodwill recorded at the date of acquisition.

The Company adopted the provisions of FIN 48, on November 1, 2007. As a result of the adoption of FIN 48, the Company recognized approximately a $8.7 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the November 1, 2007 balance of retained earnings.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (in millions):

Unrecognized tax benefit—November 1, 2007	$25.2
Gross increases—tax positions in prior period	1.2
Gross decreases—tax positions in prior period	0
Gross increases—tax positions in current period	0
Settlements	(2.1)
Lapse of statute of limitations	(2.3)

Unrecognized tax benefit—October 31, 2008	$22.0

Included in the balance of unrecognized tax benefits at November 1, 2007, are $16.5 million of tax benefits that, if recognized, would affect the effective tax rate and would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the Company as of October 31, 2008 has recognized a liability for interest and penalties of $6.1 million. For the years ended October 31, 2008, 2007 and 2006, the Company recognized $(0.3) million, $1.5 million and $2.9 million, respectively, of interest and penalties in income tax benefit/provision.

The Company believes that it is reasonably possible that approximately $2.3 million of its currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2009 as a result of a lapse of the statute of limitations.

The Company completed it examination by the Internal Revenue Service for years ended through October 2006. The Company has been notified that the Internal Revenue Service will begin a 2007 audit in December 2008. The Company is also subject to various income tax examinations in the states in which it does business. The final outcome of these examinations is not yet determinable but is estimated to be immaterial. The statute of limitations for the Company's major tax jurisdictions remains open for examination for tax years 2004 – 2007. During 2008, the Company completed a number of state examinations without any effect on its fiscal year 2008 net loss.

F-25                 Hovnanian Enterprises, Inc.

13.    Reduction of Inventory to Fair Value

In accordance with Financial Accounting Standards No. 144, "Accounting for the Impairment of or Disposal of Long Lived Assets", we record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As a result of a continued decline in sales pace, sales price and general market conditions, as well as increased cancellation rates during the year ended October 31, 2008, we recorded impairment losses, which are presented in the Consolidated Statements of Operations and deducted from inventory, of $596.0 million, $331.8 million, and $177.1 million for the years ended October 31, 2008, 2007, and 2006, respectively.

The following table represents impairments by segment for fiscal 2008, 2007 and 2006:

(Dollars in millions)	Year Ended October 31, 2008

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $

Northeast	10	$43.5	$208.2
Mid-Atlantic	25	38.1	155.3
Midwest	4	7.7	32.3
Southeast	44	53.4	160.5
Southwest	35	81.1	212.8
West	63	372.2	1,018.2

Total	181	$596.0	$1,787.3

(Dollars in millions)	Year Ended October 31, 2007

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $

Northeast	14	$25.1	$135.0
Mid-Atlantic	5	10.4	35.5
Midwest	13	17.9	58.3
Southeast	20	81.6	127.9
Southwest	7	11.8	31.1
West	25	185.0	650.2

Total	84	$331.8	$1,038.0

(Dollars in millions)	Year Ended October 31, 2006

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $

Northeast	6	$17.4	$57.1
Mid-Atlantic	2	1.3	8.0
Midwest	7	15.4	53.1
Southeast	6	92.1	185.4
Southwest	1	0.1	1.3
West	6	50.8	183.2

Total	28	$177.1	$488.1

The Consolidated Statements of Operations line entitled "Homebuilding-Inventory impairment loss and land option write-offs" also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability does not produce adequate returns on investment commensurate with the risk. The total aggregate write-offs were $114.1 million, $126.0 million, and $159.1 million for the years ended October 31, 2008, 2007 and 2006, respectively.

The following table represents write-offs of such costs by segment for fiscal 2008, 2007, and 2006:

	Year Ended

(In millions)	October 31, 2008	October 31, 2007	October 31, 2006

Northeast	$20.7	$31.3	$57.9
Mid-Atlantic	45.6	9.0	21.9
Midwest	0.7	10.2	14.3
Southeast	32.2	31.7	13.9
Southwest	10.4	4.2	0.5
West	4.5	39.6	50.6

Total	$114.1	$126.0	$159.1

F-26                 Hovnanian Enterprises, Inc.

14.    Transactions with Related Parties

During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $31.1 million from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer. As of October 31, 2008, we have an option deposit of $3.2 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $10.3 million in accordance with FIN 46R under "Consolidated inventory not owned" in the Consolidated Balance Sheets. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and our Chief Executive Officer, totaling $26.9 million. As of October 31, 2008, all of this property has been purchased, and during fiscal 2008, the Company delivered the remaining four lots that were in inventory. Neither the Company nor the Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land in Maryland for approximately $3.0 million from a group that consists of relatives of Geaton Decesaris, Jr., formerly a member of our Board of Directors. We had posted a deposit of $100,000 and purchased the property when final approvals were in place. The property was purchased in November 2001 and there are no lots remaining to be sold as of October 31, 2007 of an original 147 lots. During the time he was a member of the Board of Directors, Geaton Decesaris, Jr. had no financial interest in the relatives' ownership and sale of land to the Company.

During the second quarter of 2006, an existing lease on a building occupied by one of our companies in the Southeast was amended. The lessor is a company, whom at the time of the transaction, was owned partly by Geaton A. Decesaris, Jr., formerly a member of the Company's Board of Directors. The amendment provided for an increase in the square footage of the lease space, an increased security deposit related to the square footage increase and an increase in the lease term. In total, the lease is for 39,637 square feet at $18.86 per square foot per year, with a total security deposit of $34,511.

During the years ended October 31, 2008, 2007 and 2006, an engineering firm owned by a relative of our Chairman of the Board and Chief Executive Officer provided services to the Company totaling $2.6 million, $3.6 million, and $5.0 million, respectively. Neither the Company nor Chairman of the Board or Chief Executive Officer has a financial interest in the relative's company from whom the services were provided.

In December 2005, we entered into an agreement to purchase land in New Jersey from an entity that is owned by family relatives of our Chairman of the Board and our Chief Executive Officer at a base price of $25 million. The land will be acquired in four phases over a period of 3 years from the date of acquisition of the first phase. On June 11, 2008, the parties amended the purchase agreement and closed title to 43 of the 86 homes in phase one. The purchase of the balance of phase one was deferred, but such purchase must occur simultaneously with the scheduled closing of any of the three remaining phases. The purchase prices for all phases are subject to an increase in the purchase price for the phase of not less than 7% per annum from February 1, 2008. A deposit in the amount of $500,000, however, has been made by the Company. Neither the Company nor the Chairman of the Board or the Chief Executive Officer has a financial interest in the relatives' company from whom the land will be purchased.

15.    Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors or its delegee in accordance with the stock option plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 and before June 8, 2007 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Options granted on or after June 8, 2007 generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. Certain Southeast Region associates were granted and held options to purchase the stock from the acquired company prior to the January 23, 2001 acquisition. These options vest in three installments: 25% on the first and second anniversary, and 50% on the third anniversary of the date of the grant. In connection with the acquisition, the options were exchanged for options to purchase the Company's Class A Common Stock. All options expire ten years after the date of the grant. During the year ended October 31, 2008, each of the five outside directors of the Company was granted options to purchase between 7,000 and 11,000 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key

F-27                 Hovnanian Enterprises, Inc.

employees, except the outside directors' options vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31, 2008	Weighted Average Exercise Price	October 31, 2007	Weighted Average Exercise Price	October 31, 2006	Weighted Average Exercise Price

Options outstanding at beginning of period	6,285,330	$23.43	5,874,583	$23.48	5,478,854	$21.06
Granted	1,128,875	$6.46	1,149,750	$21.49	927,875	$32.29
Exercised	265,000	$4.53	408,988	$13.45	242,146	$9.03
Forfeited	190,000	$23.46	208,625	$34.19	290,000	$17.90
Expired			121,390	$22.52
Options outstanding at end of period	6,959,205	$21.17	6,285,330	$23.43	5,874,583	$23.48
Options exercisable at end of period	2,918,835		2,419,364		2,220,311

The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $1.6 million, $8.3 million and $8.7 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The intrinsic value of 538,000 options outstanding and exercisable at October 31, 2008 was $0.7 million. The remaining options outstanding and exercisable had no intrinsic value. Exercise prices for options outstanding at October 31, 2008, ranged from $1.84 to $71.16.

The weighted average fair value of grants made in fiscal 2008, 2007 and 2006 was $3.35, $10.46 and $18.63 per share, respectively. The weighted average fair value of options vested in fiscal 2008, 2007 and 2006 was $15.52, $11.34 and $9.94 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$1.84 – $5.00	538,000	$2.95	1.25
$5.01 – $10.00	2,033,125	$6.20	6.56
$10.01 – $20.00	897,704	$15.89	6.49
$20.01 – $30.00	1,041,625	$21.53	4.67
$30.01 – $40.00	1,107,500	$32.68	6.98
$40.01 – $50.00	1,035,000	$43.04	5.53
$50.01 – $60.00	296,251	$56.10	6.53
$60.01 – $70.00	5,000	$60.36	6.67
$70.01 – $71.16	5,000	$71.16	6.75

	6,959,205	$21.40	6.04

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2008:

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$1.84 – $5.00	538,000	$2.95	1.25
$5.01 – $10.00	922,250	$5.89	2.83
$10.01 – $20.00	702,704	$15.81	3.96
$20.01 – $30.00	4,500	$25.31	4.67
$30.01 – $40.00	222,942	$33.83	5.66
$40.01 – $50.00	423,750	$43.45	5.39
$50.01 – $60.00	102,189	$55.35	6.48
$60.01 – $70.00	1,250	$60.36	6.67
$70.01 – $71.16	1,250	$71.16	6.75

	2,918,835	$10.73	4.19

A summary of the Company's nonvested options as of and for the year ended October 31, 2008 is as follows:

	Options	Grant Date Fair Value

Nonvested at beginning of period	3,865,966	$17.25
Granted	1,128,875	$3.35
Vested	(764,471)	$15.52
Forfeited	(190,000)	$23.46

Nonvested at end of period	4,040,370	$16.88

For certain associates, a portion of their bonus is paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or over 58 years of age vest immediately. During the years ended October 31, 2008 and 2007, we issued 284,016 and 184,090 shares under the plan. During the years ended October 31, 2008 and 2007, 86,244 and

F-28                 Hovnanian Enterprises, Inc.

55,954 shares were forfeited under this plan, respectively. For the years ended October 31, 2008, 2007, and 2006, approximately 1,289,937, 728,345, and 366,061 rights were awarded in lieu of $5.5 million, $8.3 million, and $11.7 million of bonus payments, respectively. For the years ended October 31, 2008, 2007 and 2006, total compensation cost recognized in the Consolidated Statement of Operations for these deferred compensation awards and other nonvested share awards was $12.1 million, $10.7 million and $9.5 million, respectively.

A summary of the Company's nonvested share awards as of and for the year ended October 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at beginning of period	1,398,698	$19.56
Granted	1,233,650	$4.41
Vested	(899,676)	$22.40
Forfeited	(110,590)	$24.89

Nonvested at end of period	1,622,082	$10.97

As of October 31, 2008, we have 11.3 million shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2008, there was $54.3 million of total unrecognized compensation costs related to nonvested share based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.58 years.

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

We provide a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general and administrative costs. For homes delivered in fiscal 2008, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges in the warranty reserve and general liability reserve for the years ended October 31, 2008 and 2007 are as follows:

	Year Ended

(In Thousands)	October 31, 2008	October 31, 2007

Balance, beginning of year	$120,653	$93,516
Additions during year	63,107	68,149
Charges incurred during year	(58,022)	(41,012)

Balance, end of year	$125,738	$120,653

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

Insurance claims paid by our insurance carriers were $36.8 million and $10.6 million for the year ended October 31, 2008 and 2007, respectively, for prior year deliveries.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and can prohibit or severely restrict development and homebuilding activity.

F-29                 Hovnanian Enterprises, Inc.

In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the "EPA"). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. We have subsequently received notification from the EPA alleging violations of storm water discharge practices at other locations and requesting related information. We provided the EPA with information in response to its requests. The Department of Justice ("DOJ") is also involved in the review of these practices and enforcement with respect to them. We are engaged in discussions with the DOJ and EPA regarding a resolution of these matters. We cannot predict whether those discussions will result in a resolution, or what any resolution of these matters ultimately will require of us.

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

The Company is also involved in the following litigation in different parts of the country:

The Company, Chief Executive Officer and President Ara K. Hovnanian, Executive Vice President and Chief Financial Officer J. Larry Sorsby and a former officer of a Company subsidiary have been named as defendants in a purported class action. The original complaint, which only named Mr. Sorsby as a defendant, was filed on September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby, and names only Mr. Sorsby as a defendant. On January 31, 2008, the court appointed Herbert Mankofsky as Lead Plaintiff. On February 19, 2008, the action was transferred to the United States District Court for the District of New Jersey. On March 10, 2008, plaintiff filed an amended complaint, captioned In re Hovnanian Enterprises, Inc. Securities Litigation, alleging, among other things, that the defendants violated federal securities laws by making false and misleading statements regarding the Company's business and future prospects in connection with the Company's acquisition of First Home Builders of Florida. The Company filed a Motion to Dismiss the amended complaint on July 14, 2008. On September 11, 2008, plaintiff filed his opposition to the Motion to Dismiss. The Company filed its reply brief on October 28, 2008. The Motion to Dismiss is now fully briefed and is pending before the court.

The Company has been named as a defendant in a purported class action suit filed May 30, 2007 in the United States District Court for the Eastern District of Pennsylvania, Mark W. Mellar, et al., v. Hovnanian Enterprises, Inc., et al., asserting that the Company's sales of homes along with the financing of home purchases and the provision of title insurance by affiliated companies violated the Real Estate Settlement Procedures Act. Plaintiffs seek to represent a class of persons who purchased a home from the Company, who received a mortgage loan via a subsidiary of the Company and/or who bought title insurance from a company affiliated with the Company, and are seeking damages (including treble damages), declaratory and injunctive relief, and attorney's fees and costs. The Company's Motion to Dismiss the complaint was denied by the Court on March 4, 2008 without prejudice. The case was settled in October 2008 (with the Stipulation of Dismissal filed with the Court on November 5, 2008) and the terms of the settlement had no material impact on the Company.

A subsidiary of the Company has been named as a defendant in a purported class action suit filed on May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D'Allesandro & Woodyard, et al., alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the subsidiary's homes in Fort Myers, Florida. Plaintiffs filed an amended complaint on October 19, 2007. Plaintiffs sought to represent a class of certain home purchasers in southwestern Florida and sought damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys' fees and costs. The Company's subsidiary filed a Motion to Dismiss the amended complaint on December 14, 2007. Following oral argument on the motion in September 2008, the court dismissed the amended complaint with leave for plaintiffs to amend. Plaintiffs filed a second amended complaint on October 31, 2008. Plaintiffs seek to represent a class of certain home purchasers in southwestern Florida and seek damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys' fees and costs.

On April 4, 2008, K. Hovnanian Enterprises, Inc. ("K. Hovnanian"), a wholly-owned subsidiary of the Company, initiated arbitration proceedings against GMAC Model Home Finance, LLC ("GMAC") to resolve a dispute arising under a Model Purchase, Construction Management and Rental Agreement dated October 4,

F-30                 Hovnanian Enterprises, Inc.

2001 (the "Agreement"). The Company is the guarantor of K. Hovnanian's obligations under the Agreement. On March 31, 2008, GMAC advised K. Hovnanian that it was terminating all model home leases and intended to take possession of all model homes at issue based on the claim that K. Hovnanian had defaulted under the Agreement. In its arbitration demand, K. Hovnanian disputes the existence of any default and claims that GMAC has materially breached the Agreement by failing to fund certain construction costs. On April 25, 2008, GMAC asserted counterclaims against K. Hovnanian and the Company alleging that K. Hovnanian defaulted and that all leases were terminated. On September 4, 2008, parties entered into a settlement and release agreement resolving all disputes between them arising under the Agreement. The terms of the settlement had no material impact on the Company.

18.    Variable Interest Entities

In December 2003, the FASB issued revision to Interpretation No, 46, "Consolidation of Variable Interest Entities" ("FIN 46R"). A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

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

Management believes FIN 46R was not clearly thought out for application in the homebuilding industry for land and lot options. Under FIN 46R, we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not its total assets consolidated on the balance sheet. In certain cases, we will have to place inventory on our balance sheet the VIE has optioned to other developers. In addition, if the VIE has creditors, its debt will be placed on our balance sheet even though the creditors have no recourse against our Company. Based on these observations we believe consolidating VIEs based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land. Further supporting this position, during fiscal 2008, we terminated 11 option agreements that had been consolidated on our balance sheet as VIEs with a value of $50.6 million. We recorded charges on our books for these terminations of $9.4 million, principally the deposit amount.

At October 31, 2008, all 14 VIEs we were required to consolidate were as a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these 14 VIEs totaling $8.7 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIEs was $77.0 million. Since we do not own an equity interest in any of the unaffiliated variable interest entities that we must consolidate pursuant to FIN 46R, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At October 31, 2008, the balance reported in minority interest from inventory not owned

F-31                 Hovnanian Enterprises, Inc.

was $24.9 million. Creditors of these VIEs have no recourse against our Company.

We will continue to secure land and lots using options. Including the deposits with the 14 VIEs above, at October 31, 2008, we have total cash and letters of credit deposits amounting to approximately $69.9 million to purchase land and lots with a total purchase price of $862.8 million. Not all our deposits are with VIEs. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

19.    Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

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

	October 31, 2008

(Dollars In Thousands)	Homebuilding	Land Development	Total

Assets:
Cash and cash equivalents	$18,660	$3,458	$22,118
Inventories	492,830	83,853	576,683
Other assets	23,410	503	23,913

Total assets	534,900	87,814	622,714

Liabilities and equity:
Accounts payable and accrued liabilities	43,827	15,792	59,619
Notes payable	276,245	43,912	320,157
Equity of:
Hovnanian Enterprises, Inc.	58,694	8,732	67,426
Others	156,134	19,378	175,512

Total equity	214,828	28,110	242,938

Total liabilities and equity	$534,900	$87,814	$622,714

Debt to capitalization ratio	56%	61%	57%

	October 31, 2007

(Dollars In Thousands)	Homebuilding	Land Development	Total

Assets:
Cash and cash equivalents	$43,789	$9,903	$53,692
Inventories	574,195	171,067	745,262
Other assets	36,028	5,510	41,538

Total assets	$654,012	$186,480	$840,492

Liabilities and equity:
Accounts payable and accrued liabilities	$76,197	$14,309	$90,506
Notes payable	292,633	46,546	339,179
Equity of:
Hovnanian Enterprises, Inc.	75,858	77,129	152,987
Others	209,324	48,496	257,820

Total equity	285,182	125,625	410,807

Total liabilities and equity	$654,012	$186,480	$840,492

Debt to capitalization ratio	51%	27%	45%

As of October 31, 2008 and 2007, we had advances outstanding of approximately $15.6 and $23.4 million to these unconsolidated joint ventures, which were included in the "Accounts payable and accrued liabilities" balances in the table above. On our Hovnanian Enterprises, Inc. Consolidated Balance Sheets our "Investments in and advances to unconsolidated joint ventures" amounted to $71.1 million and $176.4 million at October 31, 2008 and 2007, respectively. A significant portion of the decrease is the result of consolidating a previously unconsolidated land development joint venture in our West segment when our partner in the joint venture decided to terminate its investment. This resulted in reclassing the $61.5 million investment in this joint venture to inventory.

	October 31, 2008

(Dollars In Thousands)	Homebuilding	Land Development	Total

Revenues	$279,815	$16,843	$296,658
Cost of sales and expenses	(366,856)	(46,072)	(412,928)

Joint venture net loss	(87,041)	(29,229)	(116,270)

Our share of net loss	$(19,630)	$(5,133)	$(24,763)

F-32                 Hovnanian Enterprises, Inc.

	October 31, 2007

(Dollars In Thousands)	Homebuilding	Land Development	Total

Revenues	$484,918	$40,477	$525,395
Cost of sales and expenses	(602,265)	(54,817)	(657,082)

Joint venture net loss	(117,347)	(14,340)	(131,687)

Our share of net losses	$(21,318)	$(7,641)	$(28,959)

	October 31, 2006

(Dollars In Thousands)	Homebuilding	Land Development	Total

Revenues	$882,564	$28,530	$911,094
Cost of sales and expenses	(828,904)	(28,536)	(857,440)

Joint venture net income/(loss)	$53,660	$(6)	$53,654

Our share of net earnings/(losses)	$15,427	$(39)	$15,388

(Loss) Income from unconsolidated joint ventures is reflected as a separate line in the accompanying Consolidated Financial Statements and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures disclosed in the tables above compared to the Hovnanian Enterprises, Inc. Consolidated Income Statements is due to the reclass of the intercompany portion of management fee income from certain joint ventures, the deferral of income for lots purchased by us from certain joint ventures and the write-off of our investment in two of our homebuilding joint ventures of $11.3 million. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we consider the guidance in EITF 04-5 in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business. beneficiary, therefore we do not consolidate these entities (See Note 19).

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing for each venture. Generally, the amount of such financing is limited to no more than 50% of the joint venture's total assets, and such financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a variable interest entity (VIE) under FIN 46R due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, therefore we do not consolidate these entities (See Note 19).

20.    Acquisitions

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

In connection with the CraftBuilt Homes acquisition, we had definite life intangible assets equal to the excess purchase price over fair value of net tangible assets of $4.5 million in aggregate. In the fourth quarter of fiscal 2008, we determined that these intangible assets were impaired and wrote off the remaining asset balance of $2.7 million. Prior to the impairment, we were amortizing the definite life intangibles over their estimated lives.

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

F-33                 Hovnanian Enterprises, Inc.

21.    Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2008 and 2007 is as follows:

	Three Months Ended

(In Thousands Except Per Share Data)	October 31, 2008	July 31, 2008	April 30, 2008	January 31, 2008

Revenues	$721,430	$716,541	$776,439	$1,093,701
Expenses	1,150,649	914,974	1,116,480	1,257,456
Loss from unconsolidated joint ventures	(27,244)	(920)	(3,397)	(5,039)

Loss before income taxes	(456,463)	(199,353)	(343,438)	(168,794)
State and Federal income tax (benefit) provision	(6,004)	3,124	(2,727)	(37,851)

Net loss	(450,459)	(202,477)	(340,711)	(130,943)
Less: preferred stock dividends

Net loss available to common stockholders	$(450,459)	$(202,477)	$(340,711)	$(130,943)

Per share data:
Basic:
Loss per common share	$(5.79)	$(2.67)	$(5.29)	$(2.07)

Weighted average number of common shares outstanding	77,747	75,723	64,410	63,358

Assuming dilution:
Loss per common share	$(5.79)	$(2.67)	$(5.29)	$(2.07)

Weighted average number of common shares outstanding	77,747	75,723	64,410	63,358

	Three Months Ended

(In Thousands Except Per Share Data)	October 31, 2007	July 31, 2007	April 30, 2007	January 31, 2007

Revenues	$1,391,869	$1,130,593	$1,110,658	$1,165,801
Expenses	1,779,351	1,253,987	1,149,931	1,234,395
(Loss) income from unconsolidated joint ventures	(25,289)	(2,739)	(2,160)	1,965

Loss before income taxes	(412,771)	(126,133)	(41,433)	(66,629)
State and federal income tax (benefit) provision	53,822	(48,274)	(13,374)	(12,021)

Net loss	(466,593)	(77,859)	(28,059)	(54,608)
Less: preferred stock dividends	2,668	2,668	2,669	2,669

Net loss available to common stockholders	$(469,261)	$(80,527)	$(30,728)	$(57,277)

Per share data:
Basic:
Loss per common share	$(7.42)	$(1.27)	$(0.49)	$(0.91)

Weighted average number of common shares outstanding	63,207	63,199	63,004	62,904

Assuming dilution:
Loss per common share	$(7.42)	$(1.27)	$(0.49)	$(0.91)

Weighted average number of common shares outstanding	63,207	63,199	63,004	62,904

F-34                 Hovnanian Enterprises, Inc.

22.    Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the "Parent") is the issuer of publicly traded common stock and preferred stock. One of its wholly-owned subsidiaries, K. Hovnanian Enterprises, Inc. (the "Subsidiary Issuer"), acts as a finance entity that as of October 31, 2008 had issued and outstanding approximately $600 million of 11 1/2% Senior Secured Notes ($594.7, net of discount), $400 million Senior Subordinated Notes, $1,515.0 million Senior Notes ($1,511.1 million, net of discount), and had zero drawn under the Amended Credit Agreement. The Senior Secured Notes, Senior Subordinated Notes, Senior Notes, and the Amended Credit Agreement are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly-owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the "Guarantor Subsidiaries"), with the exception of certain of our financial service subsidiaries and joint ventures (collectively, the "Non-Guarantor Subsidiaries"), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the Senior Secured Notes, Senior Notes, Senior Subordinated Notes and the Amended Credit Agreement.

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

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2008

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Assets:
Homebuilding		$20	$889,462	$2,432,702	$78,704	$		$3,400,888
Financial services				5,655	103,953			109,608
Income taxes (payable) receivable		(275,737)	35,344	367,045	174			126,826
Investments in and amounts due to and from consolidated subsidiaries		605,981	2,402,526	(2,621,025)	(14,757)		(372,725)	—

Total assets		$330,264	$3,327,332	$184,377	$168,074		$(372,725)	$3,637,322

Liabilities and stockholders' equity:
Homebuilding	$		$683	$606,613	$274	$		$607,570
Financial services				5,105	90,245			95,350
Notes payable			2,578,273	9				2,578,282
Minority interest				24,880	976			25,856
Stockholders' equity (deficit)		330,264	748,376	(452,230)	76,579		(372,725)	330,264

Total liabilities and stockholders' equity		$330,264	$3,327,332	$184,377	$168,074		$(372,725)	$3,637,322

F-35                 Hovnanian Enterprises, Inc.

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2007

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Assets:
Homebuilding		$105	$62,575	$3,833,782	$244,668	$		$4,141,130
Financial services				448	204,560			205,008
Income taxes receivable (payable)		(92,282)	42,865	244,798	(971)			194,410
Investments in and amounts due to and from consolidated subsidiaries		1,413,980	2,824,461	(2,931,333)	(165,846)		(1,141,262)	—

Total assets		$1,321,803	$2,929,901	$1,147,695	$282,411		$(1,141,262)	$4,540,548

Liabilities and stockholders' equity:
Homebuilding	$		$72,688	$706,629	$23,676	$		$802,993
Financial services				104	190,626			190,730
Notes payable			2,117,350	43,944				2,161,294
Minority interest				62,238	1,490			63,728
Stockholders' equity		1,321,803	739,863	334,780	66,619		(1,141,262)	1,321,803

Total liabilities and stockholders' equity		$1,321,803	$2,929,901	$1,147,695	$282,411		$(1,141,262)	$4,540,548

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2008

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated

Revenues:
Homebuilding	$		$6,131	$3,249,757	$4	$		$3,255,892
Financial services				9,454	42,765			52,219
Intercompany charges			192,414	194,627			(387,041)	—
Equity in pretax income of consolidated subsidiaries		(1,168,048)					1,168,048	—

Total Revenues		(1,168,048)	198,545	3,453,838	42,769		781,007	3,308,111

Expenses:
Homebuilding			3,918	4,592,952	26		(192,904)	4,403,992
Financial services				8,290	27,277			35,567

Total expenses			3,918	4,601,242	27,303		(192,904)	4,439,559

Income from unconsolidated joint ventures				(36,630)	30			(36,600)
Income (loss) before income taxes		(1,168,048)	194,627	(1,184,034)	15,496		973,911	(1,168,048)
State and federal income taxes		(43,458)	68,119	(46,313)	2,683		(24,489)	(43,458)

Net (loss) income		$(1,124,590)	$126,508	$(1,137,721)	$12,813		$998,400	$(1,124,590)

F-36                 Hovnanian Enterprises, Inc.

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2007

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Homebuilding	$		$19,601	$4,694,243	$8,887	$(1)	$4,722,730
Financial services				3,710	72,481		76,191
Intercompany charges			298,877	316,394		(615,271)	—
Equity in pretax loss of consolidated subsidiaries		(646,966)				646,966	—

Total Revenues		(646,966)	318,478	5,014,347	81,368	31,694	4,798,921

Expenses:
Homebuilding			2,082	5,545,863	8,232	(186,834)	5,369,343
Financial services				1,289	47,103	(71)	48,321

Total expenses			2,082	5,547,152	55,335	(186,905)	5,417,664

Loss from unconsolidated joint ventures				(28,223)			(28,223)
Income (loss) before income taxes		(646,966)	316,396	(561,028)	26,033	218,599	(646,966)
State and federal income taxes		(19,847)	110,739	8,023	11,321	(130,083)	(19,847)

Net (loss) income		$(627,119)	$205,657	$(569,051)	$14,712	$348,682	$(627,119)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2006

(In Thousands)	Parent		Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Homebuilding	$		$481	$6,018,119	$40,038	$(1)	$6,058,637
Financial services				7,035	82,563		89,598
Intercompany charges			294,717	293,371		(588,088)	—
Equity in pretax income of consolidated subsidiaries		233,106				(233,106)	—

Total Revenues		233,106	295,198	6,318,525	122,601	(821,195)	6,148,235

Expenses:
Homebuilding			1,828	6,001,028	33,713	(164,641)	5,871,928
Financial services				3,854	54,993	(261)	58,586

Total Expenses			1,828	6,004,882	88,706	(164,902)	5,930,514

Income from unconsolidated joint ventures				15,385			15,385
Income before income taxes		233,106	293,370	329,028	33,895	(656,293)	233,106
State and federal income taxes		83,573	102,680	120,091	8,917	(231,688)	83,573

Net income (elimination)		$149,533	$190,690	$208,937	$24,978	$(424,605)	$149,533

F-37                 Hovnanian Enterprises, Inc.

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2008

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(1,124,590)	$126,508	$(1,137,721)	$12,813	$998,400	$(1,124,590)
Adjustments to reconcile net income to net cash provided by (used in) operating activities	172,245	(121,575)	2,325,289	209,097	(998,400)	1,586,656

Net cash (used in) provided by operating activities	(952,345)	4,933	1,187,568	221,910	—	462,066
Net cash (used in) provided by investing activities			(1,672)	33		(1,639)
Net cash provided by (used in) financing activities	126,237	387,634	(56,133)	(86,342)		371,396
Intercompany investing and financing activities—net	825,999	421,935	(1,124,488)	(123,446)		—

Net (decrease) increase in cash	(109)	814,502	5,275	12,155	—	831,823
Cash and cash equivalents balance, beginning of period	126	31,993	(21,225)	5,339		16,233

Cash and cash equivalents balance, end of period	$17	$846,495	$(15,950)	$17,494	$—	$848,056

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2007

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(627,119)	$205,657	$(569,051)	$14,712	$348,682	$(627,119)
Adjustments to reconcile net income to net cash provided by operating activities	120,886	46,202	717,857	152,822	(348,682)	689,085

Net cash provided by (used in) operating activities	(506,233)	251,859	148,806	167,534	—	61,966
Net cash used in investing activities			(24,766)	(7,628)		(32,394)
Net cash provided by (used in) financing activities	49,863	66,500	(84,281)	(99,744)		(67,662)
Intercompany investing and financing activities—net	456,480	(345,895)	(44,862)	(65,723)		—

Net increase (decrease) in cash	110	(27,536)	(5,103)	(5,561)	—	(38,090)
Cash and cash equivalents balance, beginning of period	16	59,529	(16,122)	10,900		54,323

Cash and cash equivalents balance, end of period	$126	$31,993	$(21,225)	$5,339	—	$16,233

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2006

(In Thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$149,533	$190,690	$208,937	$24,978	$(424,605)	$149,533
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(99,552)	85,143	(1,090,356)	(120,083)	424,605	(800,243)

Net cash provided by (used in) operating activities	49,981	275,833	(881,419)	(95,105)	—	(650,710)
Net cash used in investing activities			(62,500)	(12,044)		(74,544)
Net cash provided by (used in) financing activities	8,610	550,000	(56,727)	66,421		568,304
Intercompany investing and financing activities—net	(58,591)	(1,064,900)	1,081,548	41,943		—

Net increase (decrease) in cash	—	(239,067)	80,902	1,215	—	(156,950)
Cash and cash equivalents balance, beginning of period	16	298,596	(97,024)	9,685		211,273

Cash and cash equivalents balance, end of period	$16	$59,529	$(16,122)	$10,900	$—	$54,323

F-38                 Hovnanian Enterprises, Inc.

23.    Subsequent Events

At a Special Meeting of stockholders held on December 5, 2008, the approval of the Board of Directors' decision to adopt the Rights Plan was submitted to a stockholder vote and approved. (See Note 3 for further information on the Rights Plan.)

Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our net operating losses carryforwards (NOL) and built-in losses under Section 382 of the Internal Revenue Code (the "Code"). Subject to certain exceptions pertaining to pre-existing 5-percent stockholders and Class B stockholders, the transfer restrictions generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to: (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On December 3, 2008, we issued $29.3 million 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of our unsecured senior notes as follows: $0.5 million aggregate principal amount of the 8% Senior Notes due 2012, $12.0 million aggregate principal amount of the 6 1/2% Senior Notes due 2014, $1.1 million aggregate principal amount of the 6 3/8% Senior Notes due 2014, $3.3 million aggregate principal amount of the 6 1/4% Senior Notes due 2015, $24.8 million aggregate principal amount of the 7 1/2% Senior Notes due 2016, $28.7 million aggregate principal amount of the 6 1/4% Senior Notes due 2016 and $1.0 million aggregate principal amount of the 8 5/8% Senior Notes due 2017. The notes are secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement and the 11 1/2% Senior Secured Notes due 2013. The notes are redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011 and 100% of principal commencing November 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 118.0% of principal. If we determine we are able to account for the transaction under the substantial modifications of the debt treatment prescribed by EITF 96-19, we will recognize a gain on the extinguishment of the applicable issue of unsecured senior notes at issuance of the new 18.0% Senior Secured Notes issued in exchange therefore and a reduction in notes payable total of $42.1 million before expenses associated with the transaction. If however, we determine we are required to account for this transaction under SFAS 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" and EITF 02-4 "Determining Whether a Debtor's Modification or Exchange of Debt Instruments is within the Scope of SFAS 15" then we will not recognize a gain or a reduction in notes payable, but instead we would reduce our notes payable balance through the effective interest rate method to the face amount of the newly issued notes over the new notes term to maturity.

Hovnanian Enterprises, Inc.
Form 10-K

F-39                 Hovnanian Enterprises, Inc.