Form 10-Q
period 2009-01-31
HOVNANIAN ENTERPRISES INC
filed 2009-03-11
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For quarterly period ended JANUARY 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 62,526,271 shares of Class A Common Stock and 14,639,746 shares of Class B Common Stock were outstanding as of March 9, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [	] Accelerated Filer [ X ]
Non-Accelerated Filer [	]	(Do not check if smaller reporting company)	Smaller Reporting Company [	]

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX

PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of January 31,
2009 (unaudited) and October 31, 2008	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended January 31, 2009 and 2008	5

Condensed Consolidated Statement of Stockholders'
Equity for the three months ended January 31, 2009 (unaudited)	6

Condensed Consolidated Statements of Cash Flows (unaudited) for
the three months ended January 31, 2009 and 2008	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	55

Item 4. Controls and Procedures	56

PART II. Other Information
Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	57

Item 4. Submission of Matters to a Vote of Security Holders	57

Item 6. Exhibits	58

Signatures	60

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	January 31, 2009	October 31, 2008
ASSETS	(unaudited)	(1)

Homebuilding:
Cash and cash equivalents	$842,586	$838,207

Restricted cash	3,454	4,324

Inventories - at the lower of cost or fair value:
Sold and unsold homes and lots under development	1,105,466	1,342,584

Land and land options held for future
development or sale	672,615	644,067

Consolidated inventory not owned:
Specific performance options	10,035	10,610
Variable interest entities	71,327	77,022
Other options	59,882	84,799

Total consolidated inventory not owned	141,244	172,431

Total inventories	1,919,325	2,159,082

Investments in and advances to unconsolidated
joint ventures	49,498	71,097

Receivables, deposits, and notes	61,463	78,766

Property, plant, and equipment – net	88,048	92,817

Prepaid expenses and other assets	149,628	156,595

Total homebuilding	3,114,002	3,400,888

Financial services:
Cash and cash equivalents	6,607	9,849
Restricted cash	4,361	4,005
Mortgage loans held for sale or investment	83,665	90,729
Other assets	2,845	5,025

Total financial services	97,478	109,608

Income taxes receivable – including net deferred
tax benefits	-	126,826

Total assets	$3,211,480	$3,637,322

(1) Derived from the audited balance sheet as of October 31, 2008.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	January 31, 2009	October 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)	(1)

Homebuilding:
Nonrecourse land mortgages	$820	$820
Accounts payable and other liabilities	315,194	420,695
Customers’ deposits	23,912	28,676
Nonrecourse mortgages secured by operating
properties	22,108	22,302
Liabilities from inventory not owned	110,465	135,077

Total homebuilding	472,499	607,570

Financial services:
Accounts payable and other liabilities	8,840	10,559
Mortgage warehouse line of credit	75,446	84,791

Total financial services	84,286	95,350

Notes payable:
Senior secured notes	624,251	594,734
Senior notes	1,410,758	1,511,071
Senior subordinated notes	376,135	400,000
Accrued interest	36,051	72,477

Total notes payable	2,447,195	2,578,282

Income tax payable	18,954	-

Total liabilities	3,022,934	3,281,202

Minority interest related to inventory not owned	19,860	24,880

Minority interest in consolidated joint ventures	736	976

Stockholders’ equity:
Preferred stock, $.01 par value-authorized 100,000
shares; issued 5,600 shares at January 31,
2009 and at October 31, 2008 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value-authorized
200,000,000 shares; issued 74,220,991 shares at
January 31, 2009 and 73,803,879 shares at
October 31, 2008 (including 11,694,720
shares at January 31, 2009 and
October 31, 2008 held in Treasury)	742	738
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) - authorized
30,000,000 shares; issued 15,331,494 shares at
January 31, 2009 and 15,331,494 shares at
October 31, 2008 (including 691,748 shares at
January 31, 2009 and October 31, 2008 held in
Treasury)	153	153
Paid in capital – common stock	434,718	418,626
Accumulated deficit	(287,705)	(109,295)
Treasury stock - at cost	(115,257)	(115,257)

Total stockholders’ equity	167,950	330,264

Total liabilities and stockholders’ equity	$3,211,480	$3,637,322

(1) Derived from the audited balance sheet as of October 31, 2008.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Share Amounts) (Unaudited)

	Three Months Ended January 31,
	2009	2008
Revenues:
Homebuilding:
Sale of homes	$359,052	$1,051,818
Land sales and other revenues	6,413	27,910

Total homebuilding	365,465	1,079,728
Financial services	8,319	13,973

Total revenues	373,784	1,093,701

Expenses:
Homebuilding:
Cost of sales, excluding interest	340,675	1,003,564
Cost of sales interest	23,129	28,588
Inventory impairment loss and land option write-offs	110,181	90,168

Total cost of sales	473,985	1,122,320

Selling, general and administrative	71,044	100,169

Total homebuilding	545,029	1,222,489

Financial services	6,748	10,870

Corporate general and administrative	30,910	21,155

Other interest	24,230	540

Other operations	1,624	1,467

Intangible amortization	-	935

Total expenses	608,541	1,257,456

Gain on extinguishment of debt	79,520	-

Loss from unconsolidated joint
ventures	(22,589)	(5,039)

Loss before income taxes	(177,826)	(168,794)

State and federal income tax provision (benefit):
State	555	2,283
Federal	29	(40,134)

Total taxes	584	(37,851)

Net loss attributable to common
stockholders	$(178,410)	$(130,943)
Per share data:
Basic:
Loss per common share	$(2.29)	$(2.07)
Weighted average number of common
shares outstanding	78,043	63,358
Assuming dilution:
Loss per common share	$(2.29)	$(2.07)
Weighted average number of common
shares outstanding	78,043	63,358

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In Thousands Except Share Amounts) (Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, November 1, 2008	62,109,159	$738	14,639,746	$153	5,600	$135,299	$418,626	$(109,295)	$(115,257)	$330,264

Stock options amortization and issuances, net of tax							1,622			1,622

Stock option cancellations							12,269			12,269

Restricted stock amortization, issuances and forfeitures, net of tax	417,112	4					2,201			2,205

Net loss								(178,410)		(178,410)

Balance, January 31, 2009	62,526,271	$742	14,639,746	$153	5,600	$135,299	$434,718	$(287,705)	$(115,257)	$167,950

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited)
	Three Months Ended
	January 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(178,410)	$(130,943)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	5,298	4,597
Intangible amortization		935
Compensation from stock options and awards	4,512	4,882
Stock option cancellations	12,269
Amortization of bond discounts and deferred financing costs	333	114
Excess tax payments from share-based payment		2,630
Loss (gain) on sale and retirement of property
and assets	156	(1,284)
Loss from unconsolidated joint ventures	22,589	5,039
Distributions of earnings from unconsolidated joint ventures	1,149	2,265
Gain on extinguishment of debt	(79,520)
Deferred income taxes		19,256
Impairment and land option write-offs	110,181	90,168
Decrease (increase) in assets:
Mortgage notes receivable	7,069	77,937
Restricted cash, receivables, prepaids, deposits and
other assets	28,195	44,625
Inventories	103,854	63,472
State and Federal income tax assets	126,826	(50,168)
(Decrease) increase in liabilities:
State and Federal income tax liability	18,954
Customers’ deposits	(4,764)	(14,862)
Accounts payable, interest and other accrued liabilities	(148,479)	(102,711)
Net cash provided by operating activities	30,212	15,952
Cash flows from investing activities:
Net proceeds from sale of property and assets	195	1,534
Purchase of property, equipment and other fixed assets and acquisitions	(654)	(1,485)
Investments in and advances to unconsolidated
joint ventures	(3,650)	(658)
Distributions of capital from unconsolidated joint ventures	1,522	7,659
Net cash (used in) provided by investing activities	(2,587)	7,050
Cash flows from financing activities:
Proceeds from mortgages and notes		67
Net proceeds related to revolving
credit agreement (includes deferred financing costs)		118,250
Net payments related to mortgage
warehouse line of credit	(9,345)	(73,589)
Deferred financing costs from note issuances	(2,248)
Principal payments and debt repurchases	(14,895)	(195)
Excess tax payments from share-based payment		(2,630)
Net proceeds from sale of stock and employee stock plan		189
Net cash (used in) provided by financing activities	(26,488)	42,092
Net increase in cash and cash equivalents	1,137	65,094
Cash and cash equivalents balance, beginning
of period	848,056	16,233
Cash and cash equivalents balance, end of period	$849,193	$81,327

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Three Months Ended
	January 31,
	2009	2008

Supplemental disclosures of cash flow:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$81,875	$52,015
Income taxes	$(145,196)	$(4,308)

See notes to condensed consolidated financial statements (unaudited).

Supplemental disclosure of noncash financing activities:

In the first quarter of fiscal 2009, the Company issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of unsecured notes.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Hovnanian Enterprises, Inc. (“the Company”, “the Parent”, “we”, “us” or “our”) has reportable segments consisting of six Homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and the Financial Services segment (see Note 15).

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts and those of all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and cash flows. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2008 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2. For the three months ended January 31, 2009, the Company’s total stock-based compensation expense was $16.8 million (net of tax). Included in this total stock-based compensation expense was the vesting of stock options of $1.6 million (net of tax) and $12.3 million (net of tax) for stock option cancellations. During the first quarter of fiscal 2009, the Chief Executive Officer, Chief Financial Officer and each of the non-executive Board of Directors consented to the cancellation of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect to the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights).

3. Interest costs incurred, expensed and capitalized were:

	Three Months Ended
	January 31,
	2009	2008
	(Dollars in Thousands)
Interest capitalized at
Beginning of period	$170,107	$155,642
Plus interest incurred (1)	53,510	44,916
Less cost of sales interest
expensed	(23,129)	(28,588)
Less other interest expensed (2)	(24,230)	(540)
Interest capitalized at
end of period(3)	$176,258	$171,430

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.

(2) Beginning in the third quarter of fiscal 2008, our assets that qualify for interest capitalization (inventory under development) no longer exceed our debt, and therefore the portion of interest not covered by qualifying assets must be directly expensed. In addition, interest on completed homes and land in planning, which does not qualify for capitalization is expensed as incurred.

(3) We have incurred significant inventory impairments in recent years, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts shown above are gross amounts before allocating any portion of the impairments to capitalized interest.

4. Accumulated depreciation at January 31, 2009 and October 31, 2008 amounted to $74.9 million and $70.5 million, respectively, for our homebuilding property, plant and equipment.

5. In accordance with Financial Accounting Standards Board Statement No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long Lived Assets, we record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We determine the estimated fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for the impairments recorded range from 13.5% to 18.0%. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. As a result of a continued decline in sales pace, sales price and general market conditions, as well as cancellation rates, for the three months ended January 31, 2009 and 2008, we recorded inventory impairments of $95.7 million and $73.8 million, respectively, both of which are presented in the Condensed Consolidated Statements of Operations as part of Inventory impairment loss and land option write-offs and deducted from inventories as presented in the Condensed Consolidated Balance Sheets.

The following table represents inventory impairments by homebuilding segment for the three months ended January 31, 2009 and 2008:

	Three Months Ended
(Dollars in millions)	January 31, 2009
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	11	$53.6	$151.1
Mid-Atlantic	13	12.9	41.0
Midwest	0	0.0	0.0
Southeast	15	7.9	32.4
Southwest	5	3.0	10.8
West	3	18.3	43.8
Total	47	$95.7	$279.1

	Three Months Ended
(Dollars in millions)	January 31, 2008
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	2	$2.4	$19.8
Mid-Atlantic	4	3.4	18.7
Midwest	3	5.6	20.2
Southeast	6	6.4	28.3
Southwest	5	4.8	17.1
West	8	51.2	215.3
Total	28	$73.8	$319.4

(1) Represents carrying value in dollars, net of prior period impairments, if any, at the time of recording this period’s impairments.

The Condensed Consolidated Statements of Operations line entitled "Inventory impairment loss and land option write-offs" also includes write-offs of capitalized approval, engineering and interest costs that we record when we redesign communities and/or abandon certain engineering costs or when we do not intend to exercise options (“walk-away”) in various locations because the communities' projected profitability does not produce adequate returns on investment commensurate with the risk. The total aggregate write-offs were $14.5 million and $16.4 million for the three months ended January 31, 2009 and 2008, respectively.

The following table represents write-offs of such costs and the related number of lots by homebuilding segment for the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31,

(Dollars in millions)
	2009		2008
	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	503	$4.3	596	$1.7
Mid-Atlantic	1,450	6.2	486	11.4
Midwest	0	0.0	0	0.0
Southeast	153	0.3	349	0.4
Southwest	284	3.4	228	2.9
West	0	0.3	0	0.0
Total	2,390	$14.5	1,659	$16.4

As a result of the declining homebuilding market in some of our segments, we have decided to mothball (or stop development on) certain communities where we have determined the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from Sold and unsold homes and lots under development to Land and land options held for future development or sale. During the first quarter of fiscal 2009, we mothballed 13 communities with a book value of $45.7 million, net of an impairment reserve balance of $58.1 million. As of January 31, 2009, the book value associated with our 65 total mothballed communities was $531.1 million, net of an impairment balance of $304.5 million.

6. We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general and administrative costs. For homes delivered in fiscal 2009 and 2008, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges in the warranty reserve and general liability accrual for the three months ended January 31, 2009 and 2008 were as follows:

	Three Months Ended
	January 31,
	2009	2008

Balance, beginning of period	$125,738	$120,653
Additions	11,513	14,299
Charges incurred	(11,275)	(14,097)
Balance, end of period	$125,976	$120,855

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

Insurance claims paid by our insurance carriers were $10.3 million and $4.9 million for the three months ended January 31, 2009 and 2008, respectively, for prior year deliveries.

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

In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the “EPA”). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. We have subsequently received notification from the EPA alleging violations of storm water discharge practices at other locations and requesting related information. We provided the EPA with information in response to its requests. The Department of Justice (“DOJ”) is also involved in the review of these practices and enforcement with respect to them. We are engaged in discussions with the DOJ and EPA regarding a resolution of these matters. We cannot predict whether those discussions will result in a resolution, or what any resolution of these matters ultimately will require of us.

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

The Company is also involved in the following litigation in different parts of the country:

The Company, Chief Executive Officer and President Ara K. Hovnanian, Executive Vice President and Chief Financial Officer J. Larry Sorsby and a former officer of a Company subsidiary have been named as defendants in a purported class action. The original complaint, which only named Mr. Sorsby as a defendant, was filed on September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby. On January 31, 2008, the court appointed Herbert Mankofsky as Lead Plaintiff. On February 19, 2008, the action was transferred to the United States District Court for the District of New Jersey. On March 10, 2008, plaintiff filed an amended complaint, captioned In re Hovnanian Enterprises, Inc. Securities Litigation, alleging, among other things, that the defendants violated federal securities laws by making false and misleading statements regarding the Company’s business and future prospects in connection with the Company’s acquisition of First Home Builders of Florida. The Company filed a Motion to Dismiss the amended complaint on July 14, 2008. On September 11, 2008, plaintiff filed his opposition to the Motion to Dismiss. The Company filed its reply brief on October 28, 2008. The Motion to Dismiss is now fully briefed and is pending before the court. While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time.

A subsidiary of the Company has been named as a defendant in a purported class action suit filed on May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D’Allesandro & Woodyard, et al., alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the subsidiary’s homes in Fort Myers, Florida. Plaintiffs filed an amended complaint on October 19, 2007. Plaintiffs sought to represent a class of certain home purchasers in southwestern Florida and sought damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. The Company’s subsidiary filed a Motion to Dismiss the amended complaint on December 14, 2007. Following oral argument on the motion in September 2008, the court dismissed the amended complaint with leave for plaintiffs to amend. Plaintiffs filed a second amended complaint on October 31, 2008. Plaintiffs seek to represent a class of certain home purchasers in southwestern Florida and seek damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time.

8. Cash and cash equivalents include cash deposited in checking accounts, repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At January 31, 2009, $836.4 million of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

9. On May 16, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). On May 27, 2008, in conjunction with the consummation of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013, the Amendment became effective. The Amendment decreased the aggregate amount of commitments under the Amended Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Availability under the Amended Credit Agreement equals the lesser of $300 million and the amount available pursuant to the borrowing base. The sub-limit for revolving loans is $100 million. Borrowings under the Amended Credit Agreement bear interest at a rate equal, at the Company’s option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company is required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. As of January 31, 2009 and October 31, 2008, there were no amounts drawn under the Amended Credit Agreement, excluding letters of credit totaling $168.2 million and $197.5 million, respectively.

We and each of our subsidiaries are guarantors under the Amended Credit Agreement, except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the borrower, certain of our financial services subsidiaries and joint ventures. All obligations under the Amended Credit Agreement, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors.

The Amended Credit Agreement has covenants that restrict, among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends on, and make distributions with respect to, common and preferred stock, repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all of their assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of January 31, 2009, we believe we were in compliance with the covenants under the Amended Credit Agreement.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with a group of banks is a short term borrowing facility, which was amended on March 6, 2009, extending the maturity to March 5, 2010 and reducing the capacity to $60 million from $151 million. Interest is payable monthly, at the Company’s option, at either LIBOR plus 2.00% or the prime rate, with a rate floor of 4.25% on both. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”) to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2009, we believe we were in compliance with the covenants of the Master Repurchase Agreement. Prior to the amendment, the Master Repurchase Agreement provided up to $151 million through July 6, 2009, with interest payable at LIBOR plus 1.50%. As of January 31, 2009, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $75.4 million.

10. At January 31, 2009, we had $629.3 million ($624.3 million net of discount) of outstanding senior secured notes, comprised of $600 million 11 1/2% Senior Secured Notes due 2013 and $29.3 million 18% Senior Secured Notes due 2017. At January 31, 2009 we also had $1,414.2 million of outstanding senior notes ($1,410.8 million net of discount), comprised of $93.7 million 8% Senior Notes due 2012, $199.7 million 6 1/2% Senior Notes due 2014, $148.9 million 6 3/8% Senior Notes due 2014, $196.7 million 6 1/4% Senior Notes due 2015, $271.3 million 6 1/4% Senior Notes due 2016, $254.9 million 7 1/2% Senior Notes due 2016 and $249.0 million 8 5/8% Senior Notes due 2017. In addition, we had $376.1 million of outstanding senior subordinated notes, comprised of $100 million 6% Senior Subordinated Notes due 2010, $145.9 million 8 7/8% Senior Subordinated Notes due 2012, and $130.2 million 7 3/4% Senior Subordinated Notes due 2013.

On December 3, 2008, the Company issued $29.3 million of 18% Senior Secured Notes due 2017 in exchange for $71.4 million of unsecured senior notes as follows: $0.6 million aggregate principal of 8% Senior Notes due 2012, $12.0 million aggregate principal amount of 6 1/2% Senior Notes due 2014, $1.1 million aggregate principal amount of 6 3/8% Senior Notes due 2014, $3.3 million aggregate principal amount of 6 1/4% Senior Notes due 2015, $24.8 million aggregate principal amount of 7 1/2% Senior Notes due 2016, $28.7 million aggregate principal amount of 6 1/4% Senior Notes due 2016 and $1.0 million aggregate principal amount of 8 5/8% Senior Notes due 2017. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees. The 18% Senior Secured Notes due 2017 are secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all of the assets owned by us, K.

Hovnanian Enterprises, Inc. (the issuer of the senior secured notes) and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement and the 11 1/2% Senior Secured Notes due 2013. The notes are redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011 and 100% of principal commencing November 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 118.0% of principal.

In addition to this exchange during the three months ended January 31, 2009, we repurchased in open market transactions $5.7 million principal amount of 8% Senior Notes due 2012, $3.3 million of 6 1/2% Senior Notes due 2014, $20.3 million of 7 1/2% Senior Notes due 2016, $4.1 million of 8 7/8% Senior Subordinated Notes due 2012, and $19.8 million of 7 3/4% Senior Subordinated Notes due 2013 for an aggregate purchase price of $14.7 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $38.2 million, net of the write-off of unamortized discounts and fees. The gains from the exchanges and repurchases are included in the Condensed Consolidated Statement of Operations for the three months ended January 31, 2009 as Gain on extinguishment of debt. Since the end of our first quarter of fiscal 2009, we purchased approximately $240 million of face value of unsecured senior notes and $75 million of face value of unsecured senior subordinated notes for approximately $105 million in cash, resulting in approximately a $210 million gain and a corresponding increase in stockholder’s equity.

We and each of our subsidiaries are guarantors of the Senior Secured, Senior and Senior Subordinated Notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries and joint ventures and our foreign subsidiary (see Note 21). The indentures governing the Senior Secured, Senior and Senior Subordinated Notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of K. Hovnanian and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes (with respect to the Senior Secured Notes indentures) and senior subordinated notes, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. Because of these restrictions, we are currently unable to pay dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends into fiscal 2009 and possibly beyond. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our indentures or affect compliance with any of the covenants contained in the Amended Credit Agreement. The indentures also contain events of default which would permit the holders of the Senior Secured, Senior and Senior Subordinated Notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2009, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also make debt purchases and/or exchanges from time to time, through open market purchases, private transactions or otherwise depending on market conditions and covenant restrictions.

11. Each share of Class A Common Stock entitles its holder to one vote per share and each share of Class B Common Stock entitles its holder to ten votes per share. The amount of any regular cash dividend payable on a share of Class A Common Stock will be an amount equal to 110% of the corresponding regular cash dividend payable on a share of Class B Common Stock. If a shareholder desires to sell shares of Class B Common Stock, such stock must be converted into shares of Class A Common Stock.

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to non-vested stock and outstanding options to purchase common stock. However, for the three months ended January 31, 2009 and 2008, there were no incremental shares attributed to non-

vested stock and outstanding options to purchase common stock because we had a net loss for the periods, and any incremental shares would not be dilutive.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of January 31, 2009, 3.4 million shares of Class A Common Stock have been purchased under this program.

12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. As of January 31, 2009 and 2008, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in the indentures governing our senior secured, senior and senior Subordinated Notes. (See Note 10).

13. On August 4, 2008, we announced that our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards (NOL) and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited, if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it is terminated or redeemed earlier by the Board of Directors. The approval of the Board of Directors’ decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a Special Meeting of stockholders held on December 5, 2008.

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

14. Total tax provision (benefit) as a percentage of the loss before taxes is effectively zero for the three months ended January 31, 2009, as we are now fully reserving for tax assets created when we generate losses. We do not expect to record any additional tax benefits unless there is a tax law change or we begin to generate profits.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Due to the continued downturn in the homebuilding industry during 2007, 2008 and into 2009, resulting in significant inventory and intangible impairments, we are in a cumulative loss position over the most recent three year period. Based on the requirements of SFAS 109, this three year cumulative loss and the uncertainty of the timing of our ability to generate profits required us to provide a valuation allowance for our deferred tax assets. Our valuation allowance for current and deferred taxes increased $79.4 million during the three months ended January 31, 2009, to $754.9 million at January 31, 2009. In the first quarter of 2009, we received a tax refund of $145.2 million thus realizing the tax assets recorded as of October 31, 2008.

Effective with the Company’s adoption of FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, in November 2007, interest related to unrecognized tax benefits is now recognized in the financial statements as a component of benefit for income taxes. Interest and penalties related to unrecognized tax benefits were previously recorded in management fees and other income (expense), net in the Company’s statement of operations. The total amount of unrecognized tax benefits was $22.4 million and $22.0 million as of January 31, 2009 and October 31, 2008, respectively, (which includes interest, penalties, and the tax benefit relating to the deductibility of interest and state income taxes). All tax positions, if recognized, would affect the Company’s effective income tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly decrease or increase within twelve months of the current reporting date.

15. SFAS 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. Under the definition, we have more than 36 homebuilding operating segments, and therefore, in accordance with paragraph 24 of SFAS 131, it is impractical to provide segment disclosures for this many segments. As such, we have aggregated the homebuilding operating segments into six reportable segments.

The Company’s homebuilding operating segments are aggregated into reportable segments in accordance with SFAS 131, based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics and similar methods used to construct and sell homes. The Company’s reportable segments consist of the following six homebuilding segments and a financial services segment:

Homebuilding:
(1) Northeast (New Jersey, New York, Pennsylvania)
(2) Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D.C.)
(3) Midwest (Illinois, Kentucky, Minnesota, Ohio)
(4) Southeast (Florida, Georgia, North Carolina, South Carolina)
(5) Southwest (Arizona, Texas)
(6) West (California)

Financial Services

Operations of the Company’s Homebuilding segments primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill and active adult homes in planned residential developments. In addition, from time to time, the homebuilding segments include land sales. Operations of the Company’s Financial Services segment include mortgage banking and title services provided to the homebuilding operations’ customers. We do not retain or service mortgages that we originate but rather sell the mortgages and related servicing rights to investors.

Corporate and unallocated primarily represents operations at our headquarters in Red Bank, New Jersey. This includes our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. It also includes interest income and interest expense resulting from interest incurred that cannot be capitalized in inventory in the Homebuilding segments. In 2009, corporate and unallocated also included the gain on extinguishment of debt of $79.5 million and cancellation of stock options of $12.3 million.

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes (“(Loss) income before income taxes”). (Loss) income before income taxes for the Homebuilding segments consist of revenues generated from the sales of homes and land, (loss) income from unconsolidated entities, management fees and other income, less the cost of homes and land sold, selling, general and administrative expenses and minority interest expense. Income before income taxes for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended January 31,

	2009	2008
(In thousands)
Revenues:

Northeast	$87,046	$181,917
Mid-Atlantic	69,505	127,808
Midwest	27,030	47,684
Southeast	35,124	393,405
Southwest	88,259	164,560
West	56,343	164,136
Total homebuilding revenues	363,307	1,079,510
Financial services	8,319	13,973
Corporate and unallocated	2,158	218
Total revenues	$373,784	$1,093,701

(Loss) income before income taxes:
Northeast	$(100,101)	$(11,535)
Mid-Atlantic	(27,516)	(23,038)
Midwest	(4,708)	(14,377)
Southeast	(16,061)	(5,995)
Southwest	(9,022)	(6,725)
West	(40,643)	(88,001)
Homebuilding loss before income taxes	(198,051)	(149,671)
Financial services	1,571	3,103
Corporate and unallocated	18,654	(22,226)
Loss before income taxes	$(177,826)	$(168,794)

	January 31,	October 31,
	2009	2008
(In thousands)
Assets

Northeast	$843,038	$971,429
Mid-Atlantic	310,889	355,012
Midwest	71,730	79,471
Southeast	122,570	146,621
Southwest	322,747	354,279
West	431,012	483,483
Total homebuilding assets	2,101,986	2,390,295
Financial services	97,478	109,608
Corporate and unallocated	1,012,016	1,137,419
Total assets	$3,211,480	$3,637,322

16. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”) a variable interest entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of FIN 46R, we have concluded that, whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created. We are deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee (we currently define significant as greater than $100,000 because we have determined that in the aggregate the VIE’s related to deposits of this size or less are not material), we compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46R. If we are deemed to be the primary beneficiary of the VIE, we consolidate it on our balance sheet. The fair value of the VIE’s inventory is reported as “Consolidated inventory not owned – variable interest entities”.

Typically, the determining factor in whether or not we are the primary beneficiary is the non-refundable deposit amount as a percentage of the total purchase price, because it determines the amount of the first risk of loss we take on the contract. The higher this percentage deposit, the more likely we are to be the primary beneficiary. Other important criteria that impact the outcome of the analysis are the probability of getting the property through the approval process for residential homes, because this impacts the ultimate value of the property, as well as who is the party responsible (seller or buyer) for funding the approval process and development work that will take place prior to our decision to exercise the option.

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

At January 31, 2009, all 13 VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $8.0 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $71.3 million. Because we do not own an equity interest in any of the unaffiliated VIEs that we must consolidate pursuant to FIN 46R, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At January 31, 2009, the balance reported in minority interest from inventory not owned was $19.9 million. Creditors of these 13 VIEs have no recourse against us.

We will continue to control land and lots using options. Not all of our deposits are with VIEs. Including the deposits with the 13 VIEs described above, at January 31, 2009, we had total cash and letters of credit deposits amounting to approximately $55.6 million to purchase land and lots with a total purchase price of $808.9 million. The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

17. We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those entered into with developers and other homebuilders, as well as financial investors to develop finished lots for sale to the joint venture’s members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

		January 31, 2009
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$20,192	$3,922	$24,114
Inventories	491,070	85,767	576,837
Other assets	19,203	458	19,661
Total assets	$530,465	$90,147	$620,612

Liabilities and equity:
Accounts payable and accrued liabilities	$32,282	$14,616	$46,898
Notes payable	294,915	47,863	342,778
Equity of:
Hovnanian Enterprises, Inc.	43,733	12,275	56,008
Others	159,535	15,393	174,928
Total equity	203,268	27,668	230,936
Total liabilities and equity	$530,465	$90,147	$620,612
Debt to capitalization ratio	59%	63%	60%

		October 31, 2008
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$18,660	$3,458	$22,118
Inventories	492,830	83,853	576,683
Other assets	23,410	503	23,913
Total assets	$534,900	$87,814	$622,714

Liabilities and equity:
Accounts payable and accrued liabilities	$43,827	$15,792	$59,619
Notes payable	276,245	43,912	320,157
Equity of:
Hovnanian Enterprises, Inc.	58,694	8,732	67,426
Others	156,134	19,378	175,512
Total equity	214,828	28,110	242,938
Total liabilities and equity	$534,900	$87,814	$622,714
Debt to capitalization ratio	56%	61%	57%

As of January 31, 2009 and October 31, 2008, we had advances outstanding of approximately $14.6 million and $15.6 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above. On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $49.5 million and $71.1 million at January 31, 2009 and October 31, 2008, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. In fiscal 2009, we wrote down certain joint venture investments by $21.8 million, based on a recoverability analysis.

	For the Three Months Ended January 31, 2009
	Homebuilding	Land Development	Total

Revenues	$24,931	$1,349	$26,280
Cost of sales and expenses	(41,802)	(2,335)	(44,137)
Net loss	$(16,871)	$(986)	$(17,857)
Our share of net loss	$(596)	$(94)	$(690)

	For the Three Months Ended January 31, 2008
	Homebuilding	Land Development	Total

Revenues	$46,283	$9,613	$55,896
Cost of sales and expenses	(55,392)	(9,675)	(65,067)
Net loss	$(9,109)	$(62)	$(9,171)
Our share of net (loss) income	$(4,988)	$22	$(4,966)

Loss from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Financial Statements and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures disclosed in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the write down of our investment in joint ventures where we have determined that our investment is not likely to be recoverable. It is also due to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we consider the guidance in Emerging Issues Task Force 04-5 Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. Generally, the amount of such financing is targeted to be no more than 50% of the joint venture’s total assets. However, because of impairments realized in the joint ventures the average debt to assets ratio of our joint ventures is currently 55%. This financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under FIN 46R due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

18. Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for us on November 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which partially defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until November 1, 2009 for the Company. The Company adopted SFAS 157 as it applies to our Financial Services segment effective November 1, 2008. The adoption did not have a material impact on our consolidated financial statements. This pronouncement is effective for our other segments’ non-financial assets in fiscal 2010. We are currently evaluating the impact, if any, that FAS 157 may have on our consolidated financial statements. See Note 19 for additional information.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted FAS 159 effective November 1, 2008. The implementation did not have a material impact on our consolidated financial statements. See Note 19 for additional information.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). The statement clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for us on November 1, 2009. We are currently evaluating the impact, if any, that SFAS 160 may have on our condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). The statement provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for any business combinations we enter into on or after November 1, 2009. We do not expect that SFAS 141 (R) will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for us beginning with this Form 10-Q. This pronouncement is related to disclosure only and did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for us on November 1, 2009. We are currently evaluating the impact, if any, that FSP-EITF 03-6-1 may have on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and is effective for us beginning with this Form 10-Q. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46 (R) are finalized and approved by the FASB. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46 (R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and did not have an impact on our consolidated financial statements.

19. Effective November 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for fair value measurements of certain financial instruments. SFAS 157 provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1	Fair Value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

Level 3	Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

Financial Instruments	Fair Value Hierarchy	Fair Value at January 31, 2009
		(In thousands)
Mortgage loans held for sale (1)	Level 2	$80,637
Interest rate lock commitments	Level 2	(390)
Forward contracts	Level 2	(389)
		$79,858

(1) The difference between the aggregate fair value of $80.6 million and the aggregate unpaid principal balance of $79.5 million is $1.1 million.

The Company elected the fair value option for its loans held-for-sale for mortgage loans originated subsequent to October 31, 2008 in accordance with SFAS 159, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held-for-sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company adopted SEC Staff Accounting Bulletin No. 109 on February 1, 2008, requiring the recognition of the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale as of January 31, 2009. Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for under SFAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss). The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended January 31, 2009
	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts
		(In Thousands)
Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$2,139	$103	$(1,897)

The Financial Services segment had a pipeline of loan applications in process of $309.5 million at January 31, 2009. Loans in process for which interest rates were committed to the borrowers totaled approximately $71.2 million as of January 31, 2009. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2009, the segment had open commitments amounting to $4.0 million to sell MBS with varying settlement dates through February 12, 2009.

20. Intangible Assets – Prior to October 31, 2008, the intangible assets recorded on our balance sheet were goodwill, which has an indefinite life, and definite life intangibles, including trade names, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We do not amortize goodwill but instead assess it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2008. If the fair value of the applicable business unit is less than the carrying amount of that business unit, the goodwill of that business unit is considered impaired. The amount of the impairment is determined as the excess of the book value of the goodwill over the implied fair value of the goodwill, and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of the business unit is allocated to all of the assets and liabilities of that business unit as if the business unit had been acquired in a business combination. The excess of the fair value of the business unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Despite years of significant income generation in our markets with goodwill, primarily Texas in the Southwest segment and our Mid-Atlantic segment, the current weakening market resulted in financial estimates in 2008 that resulted in fully impairing the remaining $32.7 million of goodwill, based upon present value of cash flow analyses.

We also assess definite life intangibles for impairment whenever events or changes indicate that their carrying amount may not be recoverable. An intangible impairment is recorded when events and circumstances indicate the undiscounted future cash flows generated from the business unit with the intangible asset are less than the net assets of the business unit. The impairment loss is the lesser of the difference between the net assets of the business unit and the discounted future cash flows generated from the applicable business unit, which approximates fair value, and the intangible asset balance. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. This was the case in fiscal 2008, whereby we wrote off the carrying amount of $2.7 million of intangible assets in our Mid-Atlantic segment, bringing the balance to zero at October 31, 2008.

21. The Parent is the issuer of publicly traded common stock and preferred stock. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of January 31, 2009 had issued and outstanding $629.3 million face value of Senior Secured Notes ($624.3 million, net of discount), $1,414.2 million face value of Senior Notes ($1,410.8 million, net of discount), $376.1 million of Senior Subordinated Notes, and had zero drawn under the Amended Credit Agreement (see Notes 9 and 10). The Senior Secured Notes, Senior Notes, Senior Subordinated Notes, and the Amended Credit Agreement are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of certain of our financial service subsidiaries and joint ventures and, in the case of the senior secured, senior and senior subordinated notes, our foreign subsidiary (collectively, the “Non-guarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the Senior Secured Notes, Senior Notes, Senior Subordinated Notes and the Amended Credit Agreement.

In lieu of providing separate financial statements for the Guarantor Subsidiaries, we have included the accompanying condensed consolidating financial statements. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Non- guarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET – UNAUDITED
JANUARY 31, 2009
(Dollars in Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$20	$901,030	$2,157,202	$55,750		$$3,114,002
Financial services			6,166	91,312		97,478
Income taxes (payable) receivable						-
Investments in and amounts due to and from consolidated subsidiaries	586,480	2,387,336	(2,769,236)	8,972	(213,552)	-
Total assets	$586,500	$3,288,366	$(605,868)	$156,034	$(213,552)	$3,211,480

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding		$$683	$471,541	$275		$$472,499
Financial services			5,489	78,797		84,286
Notes payable		2,447,170	25			2,447,195
Income taxes payable	418,550	(35,344)	(364,075)	(177)		18,954
Minority interest			19,860	736		20,596
Stockholders’ equity (deficit)	167,950	875,857	(738,708)	76,403	(213,552)	167,950
Total liabilities and stockholders’ equity	$586,500	$3,288,366	$(605,868)	$156,034	$(213,552)	$3,211,480

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2008
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$20	$889,462	$2,432,702	$78,704		$$3,400,888
Financial services			5,655	103,953		109,608
Income taxes (payable) receivable	(275,737)	35,344	367,045	174		126,826
Investments in and amounts due to and from consolidated subsidiaries	605,981	2,402,526	(2,621,025)	(14,757)	(372,725)	-
Total assets	$330,264	$3,327,332	$184,377	$168,074	$(372,725)	$3,637,322

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding		$$683	$606,613	$274		$$607,570
Financial services			5,105	90,245		95,350
Notes payable		2,578,273	9			2,578,282
Minority interest			24,880	976		25,856
Stockholders’ equity (deficit)	330,264	748,376	(452,230)	76,579	(372,725)	330,264
Total liabilities and stockholders’ equity	$330,264	$3,327,332	$184,377	$168,074	$(372,725)	$3,637,322

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS – UNAUDITED
THREE MONTHS ENDED JANUARY 31, 2009
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$2,133	$363,332	$		$$365,465
Financial services			1,698	6,621		8,319
Intercompany charges		13,450	93,442		(106,892)	-
Equity in pretax loss of consolidated subsidiaries	(177,826)				177,826	-
Total revenues	(177,826)	15,583	458,472	6,621	70,934	373,784

Expenses:
Homebuilding		1,661	654,505	81	(54,454)	601,793
Financial services			1,813	4,935		6,748
Total expenses	-	1,661	656,318	5,016	(54,454)	608,541

Gain on extinguishment of debt		79,520				79,520
Loss from unconsolidated joint ventures			(22,588)	(1)		(22,589)
(Loss) income before income taxes	(177,826)	93,442	(220,434)	1,604	125,388	(177,826)
State and federal income tax provision (benefit)	584	32,705	(14,232)	465	(18,938)	584
Net (loss) income	$(178,410)	$60,737	$(206,202)	$1,139	$144,326	$(178,410)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2008
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$185	$1,079,543	$		$$1,079,728
Financial services			2,242	11,731		13,973
Intercompany charges		62,537	62,224		(124,761)	-
Equity in pretax loss
of consolidated
subsidiaries	(168,794)				168,794	-
Total revenues	(168,794)	62,722	1,144,009	11,731	44,033	1,093,701

Expenses:
Homebuilding		498	1,290,452	3	(44,367)	1,246,586
Financial services			3,231	7,639		10,870
Total expenses		498	1,293,683	7,642	(44,367)	1,257,456
Loss from
unconsolidated joint
ventures			(5,039)			(5,039)
(Loss) income before income taxes	(168,794)	62,224	(154,713)	4,089	88,400	(168,794)
State and federal income
tax (benefit) provision	(37,851)	21,778	(32,992)	1,501	9,713	(37,851)
Net (loss) income	$(130,943)	$40,446	$(121,721)	$2,588	$78,687	$(130,943)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2009
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(178,410)	$60,737	$(206,202)	$1,139	$144,326	$(178,410)
Adjustments to reconcile net (loss)
income to net cash provided by
(used in) operating activities	158,435	30,188	137,230	27,095	(144,326)	208,622
Net cash provided by (used in) operating activities	(19,975)	90,925	(68,972)	28,234	-	30,212

Net cash (used in) investing activities			(2,587)			(2,587)

Net cash provided by (used in)
financing activities	474	(94,994)	77,377	(9,345)		(26,488)

Intercompany investing and financing activities – net	19,501	15,190	(10,962)	(23,729)		-
Net increase (decrease) in cash	-	11,121	(5,144)	(4,840)	-	1,137
Cash and cash equivalents
balance, beginning of period	17	846,495	(15,950)	17,494	-	848,056

Cash and cash equivalents balance, end of period	$17	$857,616	$(21,094)	$12,654	$ -	$849,193

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2008
(Dollars in Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(130,943)	$40,446	$(121,721)	$2,588	$78,687	$(130,943)
Adjustments to reconcile net
(loss) income to net cash provided by
(used in) operating activities	(18,977)	(45,134)	159,979	129,714	(78,687)	146,895
Net cash (used in) provided by
operating activities	(149,920)	(4,688)	38,258	132,302	-	15,952

Net cash provided by
investing activities			7,050			7,050

Net cash provided by (used in)
financing activities	(16,946)	118,250	14,377	(73,589)		42,092

Intercompany investing and financing activities – net	166,422	(65,295)	(45,000)	(56,127)		-
Net increase (decrease) in cash	(444)	48,267	14,685	2,586	-	65,094
Cash and cash equivalents
balance, beginning of period	126	31,993	(21,225)	5,339	-	16,233

Cash and cash equivalents balance, end of period	$(318)	$80,260	$(6,540)	$7,925	$ -	$81,327

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006 and continuing through today, the U. S. housing market has been impacted by a lack of consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-prime mortgage products. In recent months, the overall economy has weakened significantly and fears of a prolonged recession are now pronounced due to rising unemployment levels, further deterioration in consumer confidence and the reduction in extensions of credit and consumer spending. As a result, we have experienced significant decreases in our revenues and gross margins during 2007 and 2008 and through the first quarter of 2009 compared with prior years. Additionally, we incurred total land-related impairment charges of $110.2 million for the three months ended January 31, 2009. These charges resulted from the write-off of deposit and preacquisition costs of $14.5 million related to land we no longer plan to pursue and impairments on owned inventory of $95.7 million for the three months ended January 31, 2009. These charges are largely related to the continued decline in land values and are in addition to the $1.5 billion total land-related charges, consisting of $380.6 million from the write-off of deposit and preacquisition costs and impairments on owned land of $1.1 billion we have taken from the fourth quarter of our fiscal year ended October 31, 2006 through October 31, 2008. In addition to land related charges, the continued weakening of the market resulted in impairments of our intangible assets and goodwill of $3.3 million, $135.2 million, and $35.4 million during fiscal 2006, 2007 and 2008, respectively, resulting in a full write-off of these assets at October 31, 2008.

We have exposure to additional impairments of our inventories, which, as of January 31, 2009, have a book value of $1.9 billion, net of $774.1 million of impairments recorded on 223 of our communities. We also have $127.6 million invested in 14,642 lots under option, including cash and letters of credit option deposits of $55.6 million as of January 31, 2009. We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it. As of January 31, 2009, we have total investments in, and advances to, unconsolidated joint ventures of $49.5 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment and separately we assess our investment in joint ventures for recoverability in accordance with GAAP, which has resulted in total reductions in our investment in joint ventures of $94.0 million from May 1 of fiscal 2006 through January 31, 2009. We still have exposure to future write-downs of our investment in unconsolidated joint ventures if conditions continue to deteriorate in the markets in which our joint ventures operate. With respect to goodwill and intangibles, there is no remaining risk of further exposure to impairments because both goodwill and definite life intangibles have been fully written off as of October 31, 2008.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices and continue to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We are delaying and cancelling planned land purchases and renegotiating land prices and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels in fiscal 2009. We have also closely evaluated and made reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $165.3 million from $625.2 million in fiscal 2007 to $459.9 million in fiscal 2008 due in large part to a 59% reduction in head count from our peak in June 2006. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. In the first quarter of fiscal 2009, homebuilding selling, general and administrative costs declined 29.1% to $71.0 million compared to the first quarter of fiscal 2008. Corporate general and administrative expenses include $12.3 million for stock options held by the Chief Executive Officer, Chief Financial Officer and the non-executive members of the Board of Directors and which they agreed to cancel. Excluding this charge, corporate general and administrative expenses would have declined 11.9% to $18.6 million, compared to the first quarter of fiscal 2008.

We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that will develop in the future.

CRITICAL ACCOUNTING POLICIES

Management believes that the following critical accounting policies require its most significant judgments and estimates used in the preparation of the consolidated financial statements:

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with SFAS No. 66, Accounting for Sales of Real Estate (“SFAS 66”), revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement. In situations where the buyer’s financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by SFAS 66, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

Income Recognition from Mid-Rise Projects - We are developing several mid-rise buildings that will take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS 66. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require to be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria; therefore the revenues from delivering homes in high-rise/mid-rise buildings are recognized when title is conveyed to the buyer, adequate initial and continuing involvement have been received and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans - Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of non-agency and non-governmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of the recent tightening by mortgage lenders, none of the total loans we originated during fiscal 2009 were Alt-A or sub-prime as compared to 19.6% of Alt-A loans and 0.5% of sub-prime loans for the same period last year. In addition, of the $80.6 million of mortgage loans held for sale as of January 31, 2009, none were Alt-A or sub-prime loans. There were, however, $3.0 million of mortgage loans held for investment at January 31, 2009, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. As Alt-A and sub-prime originations declined, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination. For the three months ended January 31, 2009 and 2008, FHA/VA loans represented 44.5 % and 13.1%, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs - Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal control passes to the buyer, and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are expensed when incurred. These fees and costs include loan origination fees, loan discount, and salaries and wages.

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

Our inventories consist of the following three components: (1) Sold and unsold homes and lots under development, which includes all construction, land, capitalized interest and land development costs related to started homes and land under development in our active communities; (2) Land and land options held for future development or sale, which includes all costs related to land in our communities in planning; and (3) Consolidated inventory not owned, which includes all cost related to specific performance options, variable interest entities, and other options, which consists primarily of our model homes and inventory related to structured lot options.

As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from Sold and unsold homes and lots under development to Land and land options held for future development or sale. As of January 31, 2009, the book value associated with the 65 mothballed communities was $531.1 million, net of an impairment balance of $304.5 million. We continually review communities to determine if mothballing is appropriate.

The recoverability of inventories and other long-lived assets are assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for the impairments recorded to date range from 13.5% to 18.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a straight line basis.

Inventories held for sale, which are land parcels where we have decided not to build homes, are a very small portion of our total inventories, and are reported at the lower of carrying amount or fair value less costs to sell. In determining the fair value less costs to sell of land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties, if available.

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

The impairment of communities under development and held for future development and inventories held for sale, and the charge for land option write-offs, are reflected on the Condensed Consolidated Statement of Operations in a separate line entitled “Homebuilding – Inventory impairment loss and land option write-offs”. See also the “Results of Operations” below and Note 5 to the Consolidated Financial Statements for inventory impairment and write-off amounts by segment.

Insurance Deductible Reserves - For homes delivered in fiscal 2009 and 2008, our deductible is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker’s compensation insurance deductible is $0.5 million per occurrence in fiscal 2009 and fiscal 2008. Reserves have been established based upon actuarial analysis of estimated losses for fiscal 2009 and fiscal 2008. We engage a third party actuary that uses our historical warranty data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Interest - In accordance with SFAS 34, Capitalization of Interest Cost, interest incurred is first capitalized to properties under development during the land development and home construction period and expensed along with the associated cost of sales as the related inventories are sold. Interest incurred in excess of interest capitalized because qualifying assets for interest capitalization are less than debt, or interest incurred on borrowings directly related to properties not under development are expensed immediately in “Other interest”.

Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 Accounting for Product Financing Arrangements (“SFAS 49”), SFAS No. 98 Accounting for Leases (“SFAS 98”), and Emerging Issues Task Force (“EITF”) No. 97-10 “The Effects of Lessee Involvement in Asset Construction” (“EITF 97-10”), we record on the Condensed Consolidated Balance Sheets specific performance options, options with variable interest entities and other options under “Consolidated inventory not owned” with the offset to “Liabilities from inventory not owned” and “Minority interest from inventory not owned.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we consider the guidance in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), in assessing whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business. In accordance with Accounting Principles Board Opinion 18 (“APB 18”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write-down the investment to the recoverable value. We evaluate our equity investments for recoverability based on the joint venture’s projected cash flows. In fiscal 2009, we wrote-down certain joint venture investments by $21.8 million, based on this recoverability analysis.

Post-Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we accrue warranty costs as part of cost of sales for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible expensed as selling, general and administrative costs. As previously stated, the deductible for our general liability insurance for homes delivered in fiscal 2009 and 2008 is $20 million per occurrence with an aggregate $20 million for liability claims, and an aggregate $21.5 million for construction defect claims. Both of these liabilities are recorded in “Accounts payable and other liabilities” on the Condensed Consolidated Balance Sheets.

Deferred Income Taxes - Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. See Total Taxes below under Results of Operations for further discussion of the valuation allowances.

Recent Accounting Pronouncements

See Note 18 to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities. In light of the challenging homebuilding market conditions experienced over the past few years, which are continuing as reflected in our 65.8% decline in revenues during the three months ended January 31, 2009, as compared to the prior year, we have been operating with a primary focus to generate cash flows through reductions in assets. The generation of cash flow has allowed us to reduce net debt (debt less cash) over the last three months.

Our cash uses during the three months ended January 31, 2009 and 2008 were for operating expenses, construction, state income taxes, interest and debt repurchases. We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues, federal tax refunds and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs, despite continued declines in total revenues and a reduction in the availability under our revolving credit facility. For fiscal 2009, we will continue to focus on maximizing cash flow, even at the expense of lower gross margins, by limiting investments in new communities and delaying further investment in current communities thereby reducing our inventory as we continue to build and deliver homes from our current communities. We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet. During the first quarter of fiscal 2009, we received a federal tax refund of $145.2 million. Unless there is a change in tax law, we will not receive federal tax refunds in the foreseeable future.

Our net (loss) income historically does not approximate cash flow from operating activities. The difference between net (loss) income and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, which was the case in fiscal 2006, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increase, but for cash flow purposes are offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what has been happening since the last half of fiscal 2007 allowing us to generate positive cash flow from operations during this period. Looking forward, given the continued deterioration in the housing market, it will become more difficult to generate positive cash flow. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of January 31, 2009, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 2 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. In each of fiscal year 2007 and 2006, we paid $10.7 million of dividends on the Series A Preferred Stock. In fiscal 2008, we did not make any dividend payments as a result of covenant restrictions in the indentures governing our Senior Secured, Senior and Senior Subordinated Notes discussed below. We anticipate that we will continue to be restricted from paying dividends for fiscal 2009 and potentially beyond.

On May 16, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). On May 27, 2008, in conjunction with the consummation of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013, the Amendment became effective. The Amendment decreased the aggregate amount of commitments under the Amended Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Availability under the Amended Credit Agreement equals the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loans is $100 million. Borrowings under the Amended Credit Agreement bear interest at a rate equal, at the Company’s option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company is required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. As of January 31, 2009 and October 31, 2008, there were no amounts drawn under the Amended Credit Agreement, excluding letters of credit totaling $168.2 million and $197.5 million, respectively.

We and each of our subsidiaries are guarantors under the Amended Credit Agreement, except for K. Hovnanian, the borrower, certain of our financial services subsidiaries and joint ventures. All obligations under the Amended Credit Agreement, and the guarantees of those obligations, are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors.

The Amended Credit Agreement has covenants that restrict, among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends on, and make distributions with respect to, common and preferred stock, repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all of their assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of January 31, 2009, we were in compliance with the covenants under the Amended Credit Agreement and because of our $842.6 million of homebuilding cash at January 31, 2009, and our expectations of cash flows for the rest of fiscal 2009, we believe we will be in compliance through 2009.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with a group of banks is a short term borrowing facility, which was amended on March 6, 2009, extending the maturity to March 5, 2010 and reducing the capacity to $60 million from $151 million. Interest is payable monthly, at the Company’s option, at either LIBOR plus 2.00% or the prime rate, with a rate floor of 4.25% on both. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”) to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2009, we were in compliance with the covenants of the Master Repurchase Agreement. Prior to the amendment, the Master Repurchase Agreement provided up to $151 million through July 6, 2009, with interest payable at LIBOR plus 1.50%. As of January 31, 2009, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $75.4 million.

At January 31, 2009, we had $629.3 million ($624.3 million net of discount) of outstanding senior secured notes, comprised of $600 million 11 1/2% Senior Secured Notes due 2013 and $29.3 million 18% Senior Secured Notes due 2017. At January 31, 2009 we also had $1,414.2 million of outstanding senior notes ($1,410.8 million net of discount), comprised of $93.7 million 8% Senior Notes due 2012, $199.7 million 6 1/2% Senior Notes due 2014, $148.9 million 6 3/8% Senior Notes due 2014, $196.7 million 6 1/4% Senior Notes due 2015, $271.3 million 6 1/4% Senior Notes due 2016, $254.9 million 7 1/2% Senior Notes due 2016, and $249.0 million 8 5/8% Senior Notes due 2017. In addition, we had $376.1 million of outstanding senior subordinated notes, comprised of $100 million 6% Senior Subordinated Notes due 2010, $145.9 million 8 7/8% Senior Subordinated Notes due 2012, and $130.2 million 7 3/4% Senior Subordinated Notes due 2013.

On December 3, 2008, the Company issued $29.3 million of 18% Senior Secured Notes due 2017 in exchange for $71.4 million of unsecured senior notes as follows: $0.6 million aggregate principal of 8% Senior Notes due 2012, $12.0 million aggregate principal amount of 6 1/2% Senior Notes due 2014, $1.1 million aggregate principal amount of 6 3/8% Senior Notes due 2014, $3.3 million aggregate principal amount of 6 1/4% Senior Notes due 2015, $24.8 million aggregate principal amount of 7 1/2% Senior Notes due 2016, $28.7 million aggregate principal amount of 6 1/4% Senior Notes due 2016 and $1.0 million aggregate principal amount of 8 5/8% Senior Notes due 2017. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees. The 18% Senior Secured Notes due 2017 are secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all of the assets owned by us, K. Hovnanian Enterprises, Inc. (the issuer of the senior secured notes) and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement and the 11 1/2% Senior Secured Notes due 2013. The notes are redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011 and 100% of principal commencing November 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 118.0% of principal.

In addition to this exchange during the three months ended January 31, 2009, we repurchased in open market transactions $5.7 million principal amount of 8% Senior Notes due 2012, $3.3 million of 6 1/2% Senior Notes due 2014, $20.3 million of 7 1/2% Senior Notes due 2016, $4.1 million of 8 7/8% Senior Subordinated Notes due 2012, and $19.8 million of 7 3/4% Senior Subordinated Notes due 2013 for an aggregate purchase price of $14.7 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $38.2 million, net of the write-off of unamortized discounts and fees. The gains from the exchanges and repurchases are included in the Condensed Consolidated Statement of Operations for the three months ended January 31, 2009 as Gain on extinguishment of debt. Since the end of our first quarter of fiscal 2009, we purchased approximately $240 million of face value of unsecured senior notes and $75 million of face value of unsecured senior subordinated notes for approximately $105 million in cash, resulting in approximately a $210 million gain and a corresponding increase in stockholder’s equity.

We and each of our subsidiaries are guarantors of the Senior Secured, Senior and Senior Subordinated Notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries and joint ventures and our foreign subsidiary (See “Notes to Condensed Consolidated Financial Information” – Note 21 for further information). The indentures governing the Senior Secured, Senior and Senior Subordinated Notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of K. Hovnanian and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes (with respect to the Senior Secured Notes indentures) and senior subordinated notes, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. Because of these restrictions, we are currently unable to pay dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends into fiscal 2009 and possibly beyond. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our indentures or affect compliance with any of the covenants contained in the Amended Credit Agreement. The indentures also contain events of default which would permit the holders of the Senior Secured, Senior and Senior Subordinated Notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2009, we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also make debt purchases and/or exchanges from time to time, through open market purchases, private transactions or otherwise depending on market conditions and covenant restrictions.

Total inventory decreased $208.6 million, excluding inventory not owned, during the quarter ended January 31, 2009. This decrease excluded the decrease in consolidated inventory not owned of $31.2 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See “Notes to Condensed Consolidated Financial Statements”-Note 16 for additional information on FIN 46R. Other Options inventory decreased $24.9 million for the period. Other options consist of inventory financed via a model home program and structured lot option agreements. Model home inventory decreased $13.7 million as a result of the fact that we have terminated the use of model homes in some of our segments where appraised values have significantly decreased (we terminated our option to purchase those models). Structured lot option inventory decreased $11.2 million. This decrease was primarily in the Southwest where we walked away from a large deal during the quarter. Total inventory, excluding inventory not owned, decreased in the Northeast $88.0 million, in the Mid-Atlantic $35.3 million, in the Midwest $5.9 million, in the Southeast $22.2 million, in the Southwest $15.9 million, and in the West $41.3 million. These decreases were due to decisions to delay or terminate new communities, as well as slow spending in current communities and due to inventory impairments recorded in these segments. During the first quarter of 2009, we incurred $95.7 million in write-downs primarily attributable to impairments as a result of a continued decline in sales pace, sales price and general market conditions, as well as increased cancellation rates. In addition, we wrote-off costs in the amount of $14.5 million during the three months ended January 31, 2009, related to land options that expired or we terminated. See “Notes to Condensed Consolidated Financial Statements” - Note 5 for additional information. Substantially all homes under construction or completed and included in inventory at January 31, 2009 are expected to be closed during the next 12 months. Most inventory completed or under development was/is partially financed through our line of credit, preferred stock and senior secured, senior and senior subordinated indebtedness.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Despite the decrease in total inventory, our inventory representing “Land and land options held for future development or sale” on the Condensed Consolidated Balance Sheets increased by $28.5 million compared to January 31, 2008. The increase is due to “Sold and unsold home and lots under development inventory” being reclassified to “Land and land options held for future development or sale inventory” when we decide to mothball (or stop development on) a community. We mothball communities when we determine the current performance does not justify further investment at this time. That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve. As of January 31, 2009, we have mothballed land in 65 communities. The book value associated with these 65 communities at January 31, 2009 was $531.1 million, net of an impairment balance of $304.5 million. We continually review communities to determine if mothballing is appropriate.

The following table summarizes home sites included in our total residential real estate. The decrease in total home sites available in 2009 compared to 2008 is partially attributable to terminating certain option agreements, as discussed herein.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

January 31, 2009:

Northeast	27	2,572	6,013	8,585
Mid-Atlantic	36	2,654	2,350	5,004
Midwest	26	2,660	235	2,895
Southeast	26	2,600	1,523	4,123
Southwest	104	5,975	1,632	7,607
West	26	3,346	6,202	9,548

Consolidated total	245	19,807	17,955	37,762

Unconsolidated joint ventures		2,654	366	3,020

Total including unconsolidated joint ventures		22,461	18,321	40,782

Owned		11,383	11,575	22,958
Optioned		8,262	6,380	14,642

Controlled lots		19,645	17,955	37,600

Construction to permanent financing lots		162	-	162

Consolidated total		19,807	17,955	37,762

Lots controlled by unconsolidated joint ventures		2,654	366	3,020

Total including unconsolidated joint ventures		22,461	18,321	40,782

(1) Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes
October 31, 2008:

Northeast	31	2,696	6,279	8,975
Mid-Atlantic	48	4,663	1,643	6,306
Midwest	26	2,540	429	2,969
Southeast	32	2,899	1,581	4,480
Southwest	111	6,646	1,546	8,192
West	36	4,163	5,010	9,173

Consolidated total	284	23,607	16,488	40,095

Unconsolidated joint ventures		2,733	523	3,256

Total including unconsolidated joint ventures		26,340	17,011	43,351

Owned		13,379	10,060	23,439
Optioned		10,036	6,428	16,464

Controlled lots		23,415	16,488	39,903

Construction to permanent financing lots		192	-	192

Consolidated total		23,607	16,488	40,095

Lots controlled by unconsolidated joint ventures		2,733	523	3,256

Total including unconsolidated joint ventures		26,340	17,011	43,351

(1) Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures.

	January 31, 2009			October 31, 2008

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	193	32	225	186	33	219
Mid-Atlantic	136	30	166	182	19	201
Midwest	75	24	99	70	27	97
Southeast	113	18	131	181	20	201
Southwest	528	132	660	566	125	691
West	97	67	164	90	97	187

Total	1,142	303	1,445	1,275	321	1,596

Started or completed unsold homes and models per active selling communities	4.7	1.2	5.9	4.5	1.1	5.6

The decrease in total started unsold homes compared to the prior year end is primarily due to a continued focused effort to sell inventoried homes during the first quarter of fiscal 2009. In some instances, this required additional incentives to be given to homebuyers on completed unsold homes. The decrease in models is directly due to the decrease of 39 active communities from 284 at October 31, 2008 to 245 at January 31, 2009.

Investments in and advances to unconsolidated joint ventures decreased $21.6 million during the three months ended January 31, 2009. This decrease is primarily due to the write-down of our investment in certain of the joint ventures in accordance with APB 18, as well as distributions received from the joint ventures during the three months ended January 31, 2009. As of January 31, 2009, we have investments in ten homebuilding joint ventures and seven land development joint ventures. Other than guarantees limited only to performance and completion of development, environmental indemnification, standard indemnification for fraud and misrepresentation including a voluntary bankruptcy, we have no other guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes decreased $17.3 million to $61.5 million at January 31, 2009. The decrease is primarily due to the receipt of cash from insurance carriers related to outstanding warranty claims, as well as the return of deposits on land option transactions we terminated in fiscal 2008.

Property, plant and equipment decreased $4.8 million primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

                Prepaid expenses and other assets were as follows:

	January 31,	October 31,	Dollar
	2009	2008	Change

Prepaid insurance	$7,664	$8,262	$(598)
Prepaid project costs	76,411	82,394	(5,983)
Senior residential rental properties	7,220	7,321	(101)
Other prepaids	48,635	49,167	(532)
Other assets	9,698	9,451	247

Total	$149,628	$156,595	$(6,967)

Prepaid insurance decreased due to amortization of certain liability insurance premium costs during the first quarter of fiscal 2009. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs decreased for homes delivered and have not been replenished, as we have reduced the number of active selling communities given the current homebuilding environment. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered.

Financial Services - Mortgage loans held for sale or investment consist primarily of residential mortgages receivable held for sale of which $80.7 million and $87.5 million at January 31, 2009 and October 31, 2008, respectively, are being temporarily warehoused and are awaiting sale in the secondary mortgage market. Also included are residential mortgages receivable held for investment of $3.0 million and $3.2 million at January 31, 2009 and October 31, 2008, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. We have reserves for potential losses on mortgages we currently hold. The decrease in the receivable from October 31, 2008 is directly related to a decrease in the volume of loans financed at January 31, 2009.

Income taxes receivable of $126.8 million at October 31, 2008 decreased $145.8 million in the three months ended January 31, 2009 to an income tax payable of $19.0 million primarily because we received our federal tax refund for fiscal year 2008 during the first quarter of fiscal 2009 of $145.2 million. All remaining tax assets are fully reserved as we no longer have profits available to carryback losses for refund.

Accounts payable and other liabilities are as follows:

	January 31,	October 31,	Dollar
	2009	2008	Change

Accounts payable	$99,651	$167,407	$(67,756)
Reserves	133,719	133,423	296
Accrued expenses	37,819	59,394	(21,575)
Accrued compensation	17,500	27,211	(9,711)
Other liabilities	26,505	33,260	(6,755)
Total	$315,194	$420,695	$(105,501)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the first quarter of 2009 compared to the fourth quarter of 2008. The decrease in accrued expenses is primarily due to payments made for land options that were terminated and accrued in the fourth quarter of fiscal 2008 but paid in the first quarter of 2009. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2008 bonuses during the first quarter of 2009, as well as lower bonus accruals at January 31, 2009 compared to October 31, 2008. The decrease in other liabilities is primarily due to the payment of a note that was paid during the first quarter of fiscal 2009, and a decrease in deferred revenue related to sold and leased-back model homes. Also contributing to the decrease was a decline in deferred revenue for homes financed through our wholly-owned mortgage subsidiary with insufficient initial investment, in accordance with our revenue recognition policy.

Customer deposits decreased $4.8 million from $28.7 million at October 31, 2008 to $23.9 million at January 31, 2009. The decrease is primarily due to the reduction in the number of homes in backlog from 1,907 at October 31, 2008 to 1,660 at January 31, 2009.

Liabilities from inventory not owned and Minority interest from inventory not owned decreased $24.6 million and $5.0 million, respectively, from $135.1 million and $24.9 million, respectively, at October 31, 2008 to $110.5 million and $19.9 million at January 31, 2009, respectively. These decreases are directly correlated to the decrease in “Consolidated inventory not owned” on the Condensed Consolidated Balance Sheets, which is explained in the discussion of inventory in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mortgage warehouse line of credit under our secured master repurchase agreement decreased $9.3 million from $84.8 million at October 31, 2008 to $75.4 million at January 31, 2009. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2008 to January 31, 2009.

Accrued interest decreased $36.4 million to $36.1 million at January 31, 2009. This decrease is primarily attributed to the semi-annual payments on our notes payable that were made during the first quarter of 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2009 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2008

Total revenues:

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
	January 31, 2009	January 31, 2008	Dollar Change	Percentage Change
	(Dollars In Thousands)

Homebuilding:
Sale of homes	$359,052	$1,051,818	$(692,766)	(65.9)%
Land sales and other revenues	6,413	27,910	(21,497)	(77.0)%
Financial services	8,319	13,973	(5,654)	(40.5)%

Total revenues	$373,784	$1,093,701	$(719,917)	(65.8)%

Homebuilding:

Compared to the same prior period, homebuilding revenues decreased $714.3 million, or 66.2%, during the three months ended January 31, 2009. This decline was primarily due to the number of home deliveries also declining 66.5%. Average price per home increased to $297,200 for the three months ended January 31, 2009, compared to $291,800 for the same period of the prior year as a result of geographic and community mix of our deliveries. This increase was primarily due to 37.3% of the deliveries in the first quarter of fiscal 2008 coming from our Fort Myers, Florida operations, a location with a below average sales price, compared to 1.9% for the current quarter. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
	2009	2008
	(Dollars in Thousands)
Northeast:
Dollars	$86,236	$160,346
Homes	194	314

Mid-Atlantic:
Dollars	$68,995	$125,558
Homes	183	297

Midwest:
Dollars	$26,872	$46,580
Homes	113	211

Southeast (1):
Dollars	$34,015	$393,182
Homes	157	1,629

Southwest:
Dollars	$86,605	$164,184
Homes	370	691

West:
Dollars	$56,329	$161,968
Homes	191	462

Consolidated total:
Dollars	$359,052	$1,051,818
Homes	1,208	3,604

Unconsolidated joint
ventures:
Dollars	$24,512	$66,568
Homes	75	155

Totals:
Housing revenues	$383,564	$1,118,386
Homes delivered	1,283	3,759

(1) Includes 1,345 homes delivered at our Ft. Myers, Florida division in 2008.

The decrease in housing revenues during the three months ended January 31, 2009 was primarily due to weakening market conditions in most of our markets. Housing revenues in the first quarter of fiscal 2009 decreased in all of our homebuilding segments combined by 65.9%, despite an average sales price increase of 1.8%. In our homebuilding segments, homes delivered decreased 38.2%, 38.4%, 46.4%, 90.4%, 46.5% and 58.7% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively.

In July 2008, Congress passed and the President signed into law H.R. 3221, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this law eliminated seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008. Of our total home closings utilizing K. Hovnanian Mortgage for the mortgage loans in fiscal 2008, approximately 21% were funded with mortgage loans whereby the homebuyer used a seller-financed down payment assistance program. In the first quarter of fiscal 2009, approximately 3% of our total home closings utilizing K. Hovnanian Mortgage for the mortgage loans were funded with a seller-financed down payment assistance program. While we will seek other down payment assistance and mortgage financing alternatives for our buyers, we expect the elimination of the seller-financed down payment assistance programs to continue to have a negative impact on our future sales and revenues.

An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts(1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
	2009	2008	2009	2008
	(Dollars in Thousands)
Northeast:
Dollars	$65,345	$83,416	$193,533	$431,517
Homes	139	198	442	859

Mid-Atlantic:
Dollars	$42,259	$73,424	$139,210	$308,344
Homes	136	201	338	657

Midwest:
Dollars	$18,836	$18,737	$54,552	$126,937
Homes	104	102	282	650

Southeast:
Dollars	$20,063	$42,423	$31,896	$195,367
Homes	117	155	123	677

Southwest:
Dollars	$60,497	$124,385	$75,797	$136,931
Homes	282	545	332	605

West:
Dollars	$30,519	$115,405	$36,043	$149,539
Homes	183	310	143	397

Consolidated total:
Dollars	$237,519	$457,790	$531,031	$1,348,635
Homes	961	1,511	1,660	3,845

Unconsolidated joint ventures:
Dollars	$14,122	$52,747	$146,330	$187,417
Homes	43	108	231	380

Totals:
Dollars	$251,641	$510,537	$677,361	$1,536,052
Homes	1,004	1,619	1,891	4,225

(1) Net contracts are defined as new contracts signed during the period for the purchase of homes, less cancellations of prior contracts.

Our reported level of sales contracts (net of cancellations) has been impacted by a slowdown in the pace of sales in all of the Company’s segments and an increase in our cancellation rates over the past two years, due to weakening market conditions and tighter mortgage loan underwriting criteria. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures.

Quarter	2009	2008	2007	2006	2005

First	31%	38%	36%	30%	27%
Second		29%	32%	32%	21%
Third		32%	35%	33%	24%
Fourth		42%	40%	35%	25%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2009	2008	2007	2006	2005

First	22%	16%	17%	11%	15%
Second		24%	19%	15%	17%
Third		20%	18%	14%	15%
Fourth		30%	26%	16%	12%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. Cancellations also occur as a result of buyer failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, beginning in fiscal 2007 and continuing through the first quarter of fiscal 2009, we experienced a higher than normal number of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in the contract price and due to tighter mortgage underwriting criteria leading to some customer’s inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. While our cancellation rate based on gross sales contracts for the three months ended January 31, 2009 is lower than the average rate over the past two years, it is still at a higher level than what we would consider to be normal. We expect that cancellation rates will return to a more normal level at some point as prices stabilize, but it is difficult to predict when this will occur, and the timing will vary by market.

            Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the schedules below). A breakout of such expenses for consolidated housing sales and housing gross margin is set forth below:

	Three Months Ended January 31,
	2009	2008

Sale of homes	$359,052	$1,051,818

Cost of sales, excluding interest	338,430	981,568

Homebuilding gross margin, before cost of sales interest expense and land charges	20,622	70,250

Cost of sales interest expense, excluding land sales interest expense	22,604	27,963

Homebuilding gross margin, after cost of sales interest expense, before land charges	(1,982)	42,287

Land charges	110,181	90,168

Homebuilding gross margin, after cost of sales interest expense and land charges	$(112,163)	$(47,881)

Gross margin percentage, before cost of sales interest expense and land charges	5.7%	6.7%

Gross margin percentage, after cost of sales interest expense, before land charges	(0.6)%	4.0%

Gross margin percentage, after cost of sales interest expense and land charges	(31.2)%	(4.6)%

                Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended January 31,
	2009	2008

Sale of homes	100.0%	100.0%

Cost of sales, excluding interest:
Housing, land & development costs	78.5%	84.1%
Commissions	3.0%	2.3%
Financing concessions	2.4%	1.2%
Overheads	10.4%	5.7%
Total cost of sales, before interest expense and land charges	94.3%	93.3%
Gross margin percentage, before cost of sales interest expense and land charges	5.7%	6.7%

Cost of sales interest	6.3%	2.7%
Gross margin percentage, after cost of sales interest expense and before land charges	(0.6)%	4.0%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write-off charges, decreased to 5.7% during the three months ended January 31, 2009 compared to 6.7% for the same period last year. Declines in gross margin percentages in the first quarter of fiscal 2009 as compared to the first quarter of 2008 are primarily the result of overhead per home increasing as our total homes delivered have decreased (we have not been able to reduce the overhead as rapidly as deliveries have declined). Additionally, the declining pace of sales in our markets over the past couple of years and into the first quarter of 2009 has led to intense competition in many of our specific community locations. In order to attempt to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered base prices, all of which have impacted our margins significantly. In addition, homes for which contracts have been cancelled have typically been resold at a lower price, resulting in a further decline in margins.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $110.2 million and $90.2 million during the three months ended January 31, 2009 and 2008, respectively, to their estimated fair value. During the three months ended January 31, 2009 and 2008, we wrote-off residential land options and approval and engineering costs amounting to $14.5 million and $16.4 million, respectively, which are included in the total adjustments mentioned above. When a community is redesigned, abandoned engineering cost are written-off. Option and approval and engineering costs are written-off when a community’s proforma profitability does not produce adequate returns on the investment commensurate with the risk and we cancel the option. Such write-offs were located in all of our segments, excluding the Midwest. The impairments amounting to $95.7 million and $73.8 million for the three months ending January 31, 2009 and 2008, respectively, were incurred because of recent changes in the value of land in many of our markets and a change in the market strategy to liquidate a particular property or lower sales prices. See Notes to Condensed Consolidated Financial Statements - Note 5 for an additional discussion.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended January 31,
	2009	2008

Land and lot sales	$2,799	$22,753
Cost of sales, excluding interest	2,245	21,996
Land and lot sales gross margin, excluding interest	554	757
Land sales interest expense	525	625
Land and lot sales gross margin, including interest	$29	$132

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

Homebuilding, Selling, General and Administrative

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues increased to 19.4% for the three months ended January 31, 2009, compared to 9.3% for the three months ended January 31, 2008. While the amount of homebuilding selling, general and administrative expenses, as a percentage of revenue has increased, due to reduced home deliveries, such expenses decreased $29.1 million for the three months ended January 31, 2009 compared to the same period last year as we have reduced these costs through headcount reduction, other cost saving measures and a decreased number of communities.

HOMEBUILDING OPERATIONS BY SEGMENT

Homebuilding Results by Segment

Segment Analysis

	Three Months Ended January 31,
	2009	2008	Change	Change %
	(Dollars in Thousands, except average sales price)
Northeast
Homebuilding revenue	$87,046	$181,917	$(94,871)	(52.2)%
Loss before taxes	$(100,101)	$(11,535)	$(88,566)	767.8%
Homes delivered	194	314	(120)	(38.2)%
Average sales price	$444,515	$510,656	$(66,141)	(13.0)%
Contract cancellation rate	28.4%	34.0%	(5.6)%

Mid-Atlantic
Homebuilding revenue	$69,505	$127,808	$(58,303)	(45.6)%
Loss before taxes	$(27,516)	$(23,038)	$(4,478)	19.4%
Homes delivered	183	297	(114)	(38.4)%
Average sales price	$377,022	$422,754	$(45,732)	(10.8)%
Contract cancellation rate	42.6%	39.6%	3.0%

Midwest
Homebuilding revenue	$27,030	$47,684	$(20,654)	(43.3)%
Loss before taxes	$(4,708)	$(14,377)	$9,669	(67.3)%
Homes delivered	113	211	(98)	(46.4)%
Average sales price	$237,805	$220,758	$17,047	7.7%
Contract cancellation rate	24.6%	38.9%	(14.3)%

Southeast
Homebuilding revenue	$35,124	$393,405	$(358,281)	(91.1)%
Loss before taxes	$(16,061)	$(5,995)	$(10,066)	167.9%
Homes delivered	157	1,629	(1,472)	(90.4)%
Average sales price	$216,656	$241,364	$(24,708)	(10.2)%
Contract cancellation rate	31.6%	51.3%	(19.7)%

Southwest
Homebuilding revenue	$88,259	$164,560	$(76,301)	(46.4)%
Loss before taxes	$(9,022)	$(6,725)	$(2,297)	34.2%
Homes delivered	370	691	(321)	(46.5)%
Average sales price	$234,068	$237,603	$(3,535)	(1.5)%
Contract cancellation rate	34.3%	30.9%	3.4%

West
Homebuilding revenue	$56,343	$164,136	$(107,793)	(65.7)%
Loss before taxes	$(40,643)	$(88,001)	$47,358	(53.8)%
Homes delivered	191	462	(271)	(58.7)%
Average sales price	$294,916	$350,580	$(55,664)	(15.9)%
Contract cancellation rate	16.4%	42.6%	(26.2)%

Northeast - Homebuilding revenues decreased 52.2% for the three months ended January 31, 2009, compared to the same period of the prior year. The decrease is primarily due to a 38.2% decrease in homes delivered and a 13.0% decrease in average selling price. Loss before income taxes increased $88.6 million to a loss of $100.1 million for the three months ended January 31, 2009. This increase is mainly due to a reduction in gross margin percentage before interest expense as the markets in this segment have become much more competitive and $53.8 million of an increase in inventory impairment losses and land option write-offs recorded during the first quarter of fiscal 2009.

Mid-Atlantic - Homebuilding revenues decreased 45.6% for the three months ended January 31, 2009, compared to the same prior year period primarily due to a 38.4% decrease in homes delivered and a 10.8% decrease in average selling price for the three months ended January 31, 2009, as a result of increased incentives and the different mix of communities delivering in 2009 compared to 2008. Loss before income taxes increased $4.5 million to a loss of $27.5 million for the three months ended January 31, 2009, due partly to a $4.3 million increase in inventory impairment losses and land option write-offs for the three months. The segment also had a significant reduction in gross margin percentage before interest expense as the markets in this segment continue to be competitive.

Midwest - Homebuilding revenues decreased 43.3% for the three months ended January 31, 2009, compared to the same period of the prior year. The decrease in revenues for the three months is primarily due to a 46.4% decrease in homes delivered, slightly offset by a 7.7% increase in average selling price. The increase in average selling prices was the result of the mix of communities delivering in 2009 compared to 2008. The segment loss before income taxes decreased $9.7 million to a loss of $4.7 million for the three months ended January 31, 2009. This can be mainly attributed to a $5.6 million decrease in inventory impairments and land option write-offs.

Southeast - Homebuilding revenues decreased 91.1% for the three months ended January 31, 2009, compared to the same period of the prior year. The decrease for the three months ended January 31, 2009 is primarily due to a 90.4% decrease in homes delivered and a 10.2% decrease in average selling price. The primary reason for the decrease is due to the 1,345 deliveries from our Fort Myers operations in the first quarter of 2008 compared to 23 deliveries in the first quarter of 2009. We recognized the revenue on these 1,345 homes in the first quarter of 2008 once we determined we had no further continuing involvement with those homes. The decrease in deliveries also resulted in a $10.1 million increase in the segment's loss before income taxes to a loss of $16.1 million for the three months ended January 31, 2009.

Southwest - Homebuilding revenues decreased 46.4% for the three months ended January 31, 2009, compared to the same period of the prior year primarily due to a 46.5% decrease in homes delivered, and a 1.5% decrease in average selling price for the three months ended January 31, 2009. Loss before income taxes increased $2.3 million to a loss of $9.0 million for the three months. This was mainly due to a reduction in gross margin percentage before interest expense for our Texas operations as they are beginning to feel the impact of the competitive market place and difficult economy.

West - Homebuilding revenues decreased 65.7% for the three months ended January 31, 2009, compared to the same period of the prior year primarily due to a 58.7% decrease in homes delivered and a 15.9% decrease in average selling price for the three months ended January 31, 2009, respectively. The decrease in deliveries was the result of the slowing housing market in California and reduced active communities as more than half of our mothballed communities are in the West. Loss before income taxes decreased $47.4 million to a loss of $40.6 million for the three months. The decreased loss for the three months ended January 31, 2009 compared to the same period of the prior year was primarily due to a $32.7 million decrease in inventory impairments and land option write-offs taken in the first quarter of fiscal 2009, compared to the first quarter of fiscal 2008.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three months ended January 31, 2009, financial services provided $1.6 million in income before income taxes, compared to $3.1 million for the same period in 2008. The decrease in pretax profit for the three months ended January 31, 2009 was due to decreased mortgage settlements and a decrease in the average loan amount, partially offset by a reduction in costs. The volume of our financial services business declines as our homebuilding deliveries decline.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses increased to $30.9 million for the three months ended January 31, 2009, compared to $21.2 million for the three months ended January 31, 2008. During the first quarter of fiscal 2009, the Chief Executive Officer, Chief Financial Officer and each of the non-executive members of the Board of Directors consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights). As a result of this cancellation, we recorded additional expense of $12.3 million. This charge to operations is offset by a credit to paid in capital. Excluding this option cancellation expense, corporate, general and administrative expenses decreased $2.6 million for the three months ended January 31, 2009, compared to the same period in 2008, primarily due to reduced salaries resulting from headcount reduction, and lower bonus accruals.

Other Interest

Other interest increased $23.7 million for the three months ended January 31, 2009, compared to the three months ended January 31, 2008. The increase was primarily due to direct expensing of interest. Beginning in the third quarter of fiscal 2008, our assets that qualify for interest capitalization (inventory under development) no longer exceed our debt, and therefore the portion of interest not covered by qualifying assets must be directly expensed.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, earnout payments from homebuilding company acquisitions, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations increased slightly to $1.6 million for the three months ended January 31, 2009, compared to $1.5 million for the three months ended January 31, 2008.

Intangible Amortization

We amortize our definite life intangibles over their expected useful life. Intangible amortization decreased $0.9 million for the three months ended January 31, 2009, when compared to the same prior year period. At the end of fiscal year 2008, we wrote off all of our remaining intangible assets. As a result, there was zero expense for the three months ended January 31, 2009.

Gain on Extinguishment of Debt

During the three months ended January 31, 2009, we repurchased in the open market a total of $53.2 million principal amount of various issues of our unsecured senior notes and senior subordinated notes due 2012 through 2017 for an aggregate purchase price of $14.7 million, plus accrued and unpaid interest. We recognized a gain of $38.2 million, net of the write-off of unamortized discounts and fees, related to these purchases which represent the difference between the principal amounts of the notes and the aggregate purchase price. In addition, on December 3, 2008, we exchanged a total of $71.4 million principal amount of various issues of our unsecured senior notes due 2012 through 2017 for $29.3 million in senior secured 18% notes due 2017. This exchange resulted in a recognized gain of $41.3 million. We have made, and may continue to make, additional debt purchases and/or exchanges through open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.

Loss From Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures consists of our share of losses from joint ventures. The loss increased $17.6 million to a loss of $22.6 million for the three months ended January 31, 2009, when compared to the same period last year. The increase in loss for the three months ended January 31, 2009 is mainly due to the write down of our investment in two joint ventures where the full investment is likely to not be recoverable.

Total Taxes

Total tax provision (benefit) as a percentage of the loss before taxes is effectively zero for the three months ended January 31, 2009, as we are now fully reserving for every tax asset created when we generate losses. We do not expect to record any additional tax benefits unless there is a tax law change or we begin to generate profits.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Given the continued downturn in the homebuilding industry into 2009, resulting in additional inventory and intangible impairments, we are now in a three-year cumulative loss position. According to SFAS 109, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable and also precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Our valuation allowance for current and deferred taxes increased $79.4 million during the three months ended January 31, 2009, to $754.9 million at January 31, 2009. Our tax assets at October 31, 2008, for which there was no valuation allowance, relate to amounts that could be realized through carrybacks to the 2006 year. During the first quarter of fiscal 2009, we received a federal tax refund of $145.2 million related to the tax assets recorded at October 31, 2008.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 56.5% of our homebuilding cost of sales.

Safe Harbor Statement

All statements in this Form 10-Q that are not historical facts should be considered “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

. Changes in general and local economic and industry and business conditions;
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

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Item 1A “Risk Factors” in our Form 10-K for the year ended October 31, 2008. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit under our secured master repurchase agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk, but we do not believe that this risk is material. The following table sets forth as of January 31, 2009, our long-term debt obligations principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	As of January 31, 2009

	Expected Maturity Date

	2009	2010	2011	2012	2013	Thereafter	Total	FV at January 31, 2009
	(Dollars in Thousands)
Long term debt(1):
Fixed rate	$820	$100,808	$864	$240,524	$731,225	$1,368,336	$2,442,577	$1,132,602
Weighted average interest rate	6.65%	6.01%	6.75%	8.53%	10.83%	7.23%	8.38%

(1) Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.

In addition, we have reassessed the market risk for our variable debt at January 31, 2009 under the terms of the May 2008 Amended Credit Agreement, under which interest is based on (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. Since the average variable rate debt outstanding from November 1, 2008 to January 31, 2009 was zero, there is no impact to interest expense if there was a 1% increase in this rate.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2009. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures as of January 31, 2009 are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 1A. Risk Factors

The additional risk factor below should be read together with the other risk factors contained in our Annual Report on Form 10-K for the year ended October 31, 2008. You should carefully consider all the risk factors in addition to the other information included in this Quarterly Report on Form 10-Q.

The current price of our common stock is below the minimum allowed by New York Stock Exchange (NYSE) listing requirements.

Our stock is listed on the NYSE. The NYSE requires that listed stocks trade at or above $1.00 per share. The closing price of our stock has recently fallen below $1.00 per share for a number of days. If the average closing price is below $1.00 per share for 30 consecutive trading days, the NYSE may send us a de-listing notification. Within ten days after receiving such notification, we can submit a proposal to the NYSE to bring our stock price above $1.00 within six months. However, there can be no assurance we will be successful in implementing such a proposal. If our common stock were to be de-listed from the NYSE, it would be traded over the counter, unless we were able to list it on another exchange. A de-listing by the NYSE would likely cause trading in our stock to be less liquid.

On February 26, 2009, the NYSE announced a proposed temporary suspension of the stock-price rule through June 30, 2009. Although effective immediately, the rule is subject to a 30-day operative delay under Securities and Exchange Commission rules, for which the NYSE has requested to receive a waiver. As the suspension is currently proposed, if our stock price remains below $.001 per share during the suspension period, the compliance period for the 30 consecutive trading days will resume on July 1, 2009. Factors out of our control or unrelated to our operating results could also cause our stock price to decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 5, 2004). No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal first quarter of 2009 (excluding any purchases by certain members of the Hovnanian family, which have been previously reported in filings with the Securities and Exchange Commission). The maximum number of shares that may yet be purchased under the Company’s plans or programs is 0.6 million.

Item 4. Submission of Matters to a Vote of Security Holders

We held a special stockholders meeting on December 5, 2008 at 10:30 a.m. at the offices of Simpson Thacher & Bartlett, 425 Lexington Avenue, New York, New York. The following matters were voted upon at the meeting:

(1) To approve an amendment to the Company’s Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of the Company’s net operating losses and built-in losses.

	Class A	Class B

Votes For	48,918,008	144,783,282
Votes Against	4,531,227	9,800
Abstain	93,012	470
Broker Non-Votes	13,887,229	36,685

Approval of the proposed amendment to the Company’s Certificate of Incorporation required the affirmative vote of the holders of (1) a majority in voting power of all outstanding common stock, voting together, (2) a majority in voting power of all outstanding Class A Common Stock, voting separately and (3) a majority in voting power of all outstanding Class B Common Stock, voting separately.

(2) To approve the Board of Directors’ decision to adopt and implement the Rights Plan.

	Class A	Class B

Votes For	31,975,416	144,743,611
Votes Against	7,621,597	12,286
Abstain	57,005	970

Approval of the Rights Plan required the affirmative vote of the majority in voting power of all outstanding common stock entitled to vote, voting together, and that were present, or represented by proxy, and were voted on the proposal to approve the Rights Plan. There were no broker non-votes.

Item 6. Exhibits

3(a)	Certificate of Incorporation of the Registrant.(1)
3(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(2)
3(c)	Restated Bylaws of the Registrant.(3)
4(a)	Specimen Class A Common Stock Certificate.
4(b)	Specimen Class B Common Stock Certificate.
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(4)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(5)

4(f)

Indenture dated as of December 3, 2008, relating to 18.0% Senior Secured Notes due 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other Guarantors named therein and Wilmington Trust Company, as Trustee, including form of 18.0% Senior Secured Notes due 2017.(6)

10(a)	Intercreditor Agreement dated as of December 3, 2008.(6)
10(b)	Third Lien Pledge Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(6)
10(c)	Third Lien Security Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(6)
10(d)	Intellectual Property Security Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(6)
10(e)	Executive Deferred Compensation Plan as amended and restated on December 19, 2008.(7)
10(f)	Form of Hovnanian Deferred Share Policy for Senior Executives.(7)
10(g)	Form of Hovnanian Deferred Share Policy.(7)
10(h)	Form of Non-Qualified Stock Option Agreement.(7)
10(i)	Form of Incentive Stock Option Agreement.(7)
10(j)	Form of Stock Option Agreement for Directors.(7)
10(k)	Form of Restricted Share Unit Agreement.(7)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed December 9, 2008.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 333-115742) on Form S-4 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed on December 8, 2008.

(7)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 11, 2009
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer and Treasurer

DATE:	March 11, 2009
/S/PAUL W. BUCHANAN
Paul W. Buchanan
Senior Vice President/
Chief Accounting Officer