Form 10-Q
period 2009-04-30
HOVNANIAN ENTERPRISES INC
filed 2009-06-05
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For quarterly period ended APRIL 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 62,617,464 shares of Class A Common Stock and 14,591,628 shares of Class B Common Stock were outstanding as of June 1, 2009.

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

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX

PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of April 30,
2009 (unaudited) and October 31, 2008	3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended April 30, 2009 and 2008	5

Condensed Consolidated Statement of Stockholders'
Equity for the six months ended April 30, 2009 (unaudited)	6

Condensed Consolidated Statements of Cash Flows (unaudited) for
the six months ended April 30, 2009 and 2008	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	61

Item 4. Controls and Procedures	61

PART II. Other Information
Item 1. Legal Proceedings	62

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	62

Item 4. Submission of Matters to a Vote of Security Holders	63

Item 6. Exhibits	64

Signatures	65

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	April 30, 2009	October 31, 2008
ASSETS	(unaudited)	(1)

Homebuilding:
Cash and cash equivalents	$779,178	$838,207

Restricted cash and cash equivalents	19,026	4,324

Inventories - at the lower of cost or fair value:
Sold and unsold homes and lots under development	893,577	1,342,584

Land and land options held for future
development or sale	493,105	644,067

Consolidated inventory not owned:
Specific performance options	33,443	10,610
Variable interest entities	38,185	77,022
Other options	53,218	84,799

Total consolidated inventory not owned	124,846	172,431

Total inventories	1,511,528	2,159,082

Investments in and advances to unconsolidated
joint ventures	42,170	71,097

Receivables, deposits, and notes	53,457	78,766

Property, plant, and equipment – net	83,273	92,817

Prepaid expenses and other assets	134,234	156,595

Total homebuilding	2,622,866	3,400,888

Financial services:
Cash and cash equivalents	3,958	9,849
Restricted cash	4,094	4,005
Mortgage loans held for sale or investment	59,273	90,729
Other assets	2,941	5,025

Total financial services	70,266	109,608

Income taxes receivable – including net deferred
tax benefits	-	126,826

Total assets	$2,693,132	$3,637,322

(1) Derived from the audited balance sheet as of October 31, 2008.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	April 30, 2009	October 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)	(1)

Homebuilding:
Nonrecourse land mortgages	$820	$820
Accounts payable and other liabilities	319,739	420,695
Customers’ deposits	22,315	28,676
Nonrecourse mortgages secured by operating
properties	21,911	22,302
Liabilities from inventory not owned	89,463	135,077

Total homebuilding	454,248	607,570

Financial services:
Accounts payable and other liabilities	8,792	10,559
Mortgage warehouse line of credit	49,181	84,791

Total financial services	57,973	95,350

Notes payable:
Revolving credit agreement	100,000	-
Senior secured notes	624,474	594,734
Senior notes	1,066,919	1,511,071
Senior subordinated notes	196,030	400,000
Accrued interest	65,026	72,477

Total notes payable	2,052,449	2,578,282

Income tax payable	40,427	-

Total liabilities	2,605,097	3,281,202

Minority interest related to inventory not owned	25,903	24,880

Minority interest in consolidated joint ventures	734	976

Stockholders’ equity:
Preferred stock, $.01 par value - authorized 100,000
shares; issued 5,600 shares at April 30,
2009 and at October 31, 2008 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value - authorized
200,000,000 shares; issued 74,250,353 shares at
April 30, 2009 and 73,803,879 shares at
October 31, 2008 (including 11,694,720
shares at April 30, 2009 and
October 31, 2008 held in Treasury)	743	738
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) - authorized
30,000,000 shares; issued 15,331,376 shares at
April 30, 2009 and 15,331,494 shares at
October 31, 2008 (including 691,748 shares at
April 30, 2009 and October 31, 2008 held in
Treasury)	153	153
Paid in capital - common stock	446,786	418,626
Accumulated deficit	(406,326)	(109,295)
Treasury stock - at cost	(115,257)	(115,257)

Total stockholders’ equity	61,398	330,264

Total liabilities and stockholders’ equity	$2,693,132	$3,637,322

(1) Derived from the audited balance sheet as of October 31, 2008.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Revenues:
Homebuilding:
Sale of homes	$381,698	$755,684	$740,750	$1,807,502
Land sales and other revenues	7,274	8,203	13,687	36,113

Total homebuilding	388,972	763,887	754,437	1,843,615
Financial services	9,027	12,552	17,346	26,525

Total revenues	397,999	776,439	771,783	1,870,140

Expenses:
Homebuilding:
Cost of sales, excluding interest	351,148	706,845	691,823	1,710,409
Cost of sales interest	26,040	34,572	49,169	63,160
Inventory impairment loss and land option write-offs	310,194	245,860	420,375	336,028

Total cost of sales	687,382	987,277	1,161,367	2,109,597

Selling, general and administrative	60,822	97,646	131,866	197,815

Total homebuilding	748,204	1,084,923	1,293,233	2,307,412

Financial services	6,510	8,450	13,258	19,320

Corporate general and administrative	18,359	20,530	49,269	41,685

Other interest	18,524	462	42,754	1,002

Other operations	4,935	1,823	6,559	3,290

Intangible amortization	-	292	-	1,227

Total expenses	796,532	1,116,480	1,405,073	2,373,936

Gain on extinguishment of debt	311,268	-	390,788	-

Loss from unconsolidated joint
ventures	(10,094)	(3,397)	(32,683)	(8,436)

Loss before income taxes	(97,359)	(343,438)	(275,185)	(512,232)

State and federal income tax provision (benefit):
State	21,221	11,942	21,776	14,225
Federal	41	(14,669)	70	(54,803)

Total taxes	21,262	(2,727)	21,846	(40,578)

Net loss	$(118,621)	$(340,711)	$(297,031)	$(471,654)
Per share data:
Basic and assuming dilution:
Loss per common share	$(1.50)	$(5.29)	$(3.80)	$(7.43)
Weighted average number of common
shares outstanding	79,146	64,410	78,154	63,455

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (In Thousands Except Share Amounts) (unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, November 1, 2008	62,109,159	$738	14,639,746	$153	5,600	$135,299	$418,626	$(109,295)	$(115,257)	$330,264

Stock options amortization and issuances, net of tax							3,173			3,173

Stock option cancellations							12,269			12,269

Restricted stock amortization, issuances and forfeitures, net of tax	446,356	5					12,718			12,723

Conversion of Class B to Class A common stock	118		(118)							-

Net loss								(297,031)		(297,031)

Balance, April 30, 2009	62,555,633	$743	14,639,628	$153	5,600	$135,299	$446,786	$(406,326)	$(115,257)	$61,398

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (unaudited)
	Six Months Ended
	April 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(297,031)	$(471,654)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	9,286	9,105
Intangible amortization	-	1,227
Compensation from stock options and awards	8,943	8,709
Stock option cancellations	12,269	-
Amortization of bond discounts and deferred financing costs	620	232
Excess tax payments from share-based payment	-	2,243
Loss (gain) on sale and retirement of property
and assets	108	(1,758)
Loss from unconsolidated joint ventures	32,683	8,436
Distributions of earnings from unconsolidated joint ventures	1,518	2,857
Gain on extinguishment of debt	(390,788)	-
Deferred income taxes	-	77,373
Impairment and land option write-offs	420,375	336,028
Decrease (increase) in assets:
Mortgage notes receivable	31,467	46,387
Restricted cash, receivables, prepaids, deposits and
other assets	34,498	23,277
Inventories	217,448	276,016
State and Federal income tax assets	126,826	(114,908)
(Decrease) increase in liabilities:
State and Federal income tax liability	40,427	-
Customers’ deposits	(6,361)	(21,860)
Accounts payable, interest and other accrued liabilities	(138,222)	(131,612)
Net cash provided by operating activities	104,066	50,098
Cash flows from investing activities:
Net proceeds from sale of property and assets	861	2,092
Purchase of property, equipment and other fixed assets and acquisitions	(262)	(3,376)
Investments in and advances to unconsolidated
joint ventures	(9,660)	(9,262)
Distributions of capital from unconsolidated joint ventures	4,488	8,019
Net cash used in investing activities	(4,573)	(2,527)
Cash flows from financing activities:
(Payments) proceeds from mortgages and notes	(453)	141
Net proceeds related to revolving
credit agreement (includes deferred financing costs)	100,000	118,250
Net payments related to mortgage
warehouse line of credit	(35,610)	(47,991)
Deferred financing costs from note issuances	(3,586)	-
Principal payments and debt repurchases	(224,764)	(9,112)
Excess tax payments from share-based payment	-	(2,243)
Net proceeds from sale of stock and employee stock plan	-	1,043
Net cash (used in) provided by financing activities	(164,413)	60,088
Net (decrease) increase in cash and cash equivalents	(64,920)	107,659
Cash and cash equivalents balance, beginning
of period	848,056	16,233
Cash and cash equivalents balance, end of period	$783,136	$123,892

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Six Months Ended
	April 30,
	2009	2008

Supplemental disclosures of cash flow:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$96,763	$69,144
Income taxes	$(145,408)	$(3,956)

Supplemental disclosure of noncash financing activities:

In the first quarter of fiscal 2009, the Company issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of unsecured senior notes.

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

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts and those of all wholly-owned subsidiaries after elimination of all intercompany balances and transactions. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2. For the three and six months ended April 30, 2009, the Company’s total stock-based compensation expense was $4.4 million (net of tax) and $21.2 million (net of tax), respectively. Included in this total stock-based compensation expense was the vesting of stock options of $1.5 million (net of tax) and $3.2 million (net of tax) for the three and six months ended April 30, 2009, respectively. Also included in the six months ended April 30, 2009 is $12.3 million (net of tax) for stock option cancellations that occurred in the first quarter of fiscal 2009. The Chief Executive Officer, Chief Financial Officer and each of the non-executive Board of Directors consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect to the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights).

3. Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2009	2008	2009	2008

Interest capitalized at
beginning of period	$176,258	$171,430	$170,107	$155,642
Plus interest incurred (1)	47,588	41,206	101,098	86,122
Less cost of sales interest
expensed	26,040	34,572	49,169	63,160
Less other interest expensed(2)	18,524	462	42,754	1,002
Interest capitalized at
end of period (3)	$179,282	$177,602	$179,282	$177,602

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

4. Accumulated depreciation at April 30, 2009 and October 31, 2008 amounted to $77.6 million and $70.5 million, respectively, for our homebuilding property, plant and equipment.

5. In accordance with Financial Accounting Standards Board Statement No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long Lived Assets, we record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimated the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the six months ended April 30, 2009, our discount rates used for the impairments recorded range from 14.3% to 16.5%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. As a result of a continued decline in sales price and general market conditions in certain markets we recorded inventory impairments, for the three months ended April 30, 2009 and 2008, of $301.1 million and $226.4 million, respectively, and for the six months ended April 30, 2009 and 2008, of $396.8 million and $300.2 million, respectively, each of which are presented in the Condensed Consolidated Statements of Operations as part of “Inventory impairment loss and land option write-offs” and deducted from inventories as presented in the Condensed Consolidated Balance Sheets.

The following table represents inventory impairments by homebuilding segment for the three and six months ended April 30, 2009 and 2008:

	Three Months Ended			Three Months Ended
(Dollars in millions)	April 30, 2009			April 30, 2008
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	8	$108.0	$175.7	6	$12.3	$86.1
Mid-Atlantic	24	13.4	54.3	6	8.3	32.9
Midwest	4	4.0	12.0	-	-	-
Southeast	41	17.6	49.9	12	11.4	43.5
Southwest	29	23.4	52.3	14	17.3	40.7
West	37	134.7	255.7	45	177.1	464.9
Total	143	$301.1	$599.9	83	$226.4	$668.1

	Six Months Ended			Six Months Ended
(Dollars in millions)	April 30, 2009			April 30, 2008
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	19	$161.6	$326.8	6	$14.8	$105.8
Mid-Atlantic	37	26.3	95.3	10	11.6	51.6
Midwest	4	4.0	12.0	4	5.6	20.2
Southeast	56	25.5	82.3	15	17.8	71.8
Southwest	34	26.4	63.1	16	22.1	57.8
West	40	153.0	299.5	52	228.3	680.2
Total	190	$396.8	$879.0	103	$300.2	$987.4

(1) Represents carrying value in dollars, net of prior period impairments, if any, at the time of recording this period’s impairments.

The Condensed Consolidated Statements of Operations line entitled "Inventory impairment loss and land option write-offs" also includes write-offs of capitalized approval, engineering and interest costs that we record when we redesign communities and/or abandon certain engineering costs or when we do not intend to exercise options (“walk-away”) in various locations because the communities' projected profitability will not produce adequate returns on investment commensurate with the risk. The total aggregate write-offs were $9.1 million and $19.5 million for the three months ended April 30, 2009 and 2008, respectively, and $23.6 million and $35.8 million for the six months ended April 30, 2009 and 2008, respectively.

The following table represents write-offs of such costs and the related number of lots by homebuilding segment for the three and six months ended April 30, 2009 and 2008:

	Three Months Ended				Six Months Ended
(Dollars in millions)	April 30,				April 30,
	2009		2008		2009		2008
	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	103	$2.2	144	$3.0	606	$6.5	453	$4.7
Mid-Atlantic	452	2.3	1,755	4.4	1,902	8.5	2,528	15.8
Midwest	158	1.4	-	-	158	1.4	-	-
Southeast	-	(0.4)	1,405	6.8	153	(0.1)	1,754	7.2
Southwest	474	3.3	202	1.6	758	6.7	430	4.4
West	-	0.3	239	3.7	-	0.6	239	3.7
Total	1,187	$9.1	3,745	$19.5	3,577	$23.6	5,404	$35.8

As a result of the declining homebuilding market in some of our segments, we have decided to mothball (or stop development on) certain communities where we have determined the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”. During the second quarter of fiscal 2009, we mothballed 12 communities with an aggregate book value of $43.6 million, net of an impairment reserve balance of $26.5 million. As of April 30, 2009, the book value associated with our 76 total mothballed communities was $388.4 million, net of an impairment reserve balance of $499.4 million.

6. We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general and administrative costs. For homes delivered in fiscal 2009 and 2008, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges in the warranty reserve and general liability accrual for the three and six months ended April 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2009	2008	2009	2008

Balance, beginning of period	$125,976	$120,855	$125,738	$120,653
Additions	9,533	20,507	21,047	34,807
Charges incurred	(16,622)	(17,796)	(27,898)	(31,894)
Balance, end of period	$118,887	$123,566	$118,887	$123,566

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

Insurance claims paid by our insurance carriers were $9.2 million and $2.1 million for the three months ended April 30, 2009 and 2008, respectively, and $19.5 million and $7.0 million for the six months ended April 30, 2009 and 2008, respectively, for prior year deliveries.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity.

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

The Company is also involved in the following litigation in different parts of the country:

The Company, Chief Executive Officer and President Ara K. Hovnanian, Executive Vice President and Chief Financial Officer J. Larry Sorsby and a former officer of a Company subsidiary have been named as defendants in a purported class action. The original complaint, which only named Mr. Sorsby as a defendant, was filed on September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby. On January 31, 2008, the court appointed Herbert Mankofsky as Lead Plaintiff. On February 19, 2008, the action was transferred to the United States District Court for the District of New Jersey. On March 10, 2008, plaintiff filed an amended complaint, captioned In re Hovnanian Enterprises, Inc. Securities Litigation, alleging, among other things, that the defendants violated federal securities laws by making false and misleading statements regarding the Company’s business and future prospects in connection with the Company’s acquisition of First Home Builders of Florida. The Company filed a Motion to Dismiss the amended complaint on July 14, 2008. On September 11, 2008, plaintiff filed his opposition to the Motion to Dismiss. The Company filed its reply brief on October 28, 2008. In March, 2009, the parties agreed that the Motion to Dismiss would be withdrawn and that the Plaintiffs would file a second amended complaint. The Company’s insurance carrier has agreed to provide coverage for the case under the Company’s insurance policy, therefore the maximum exposure to the Company is the deductible, which has already been incurred and expensed as defense costs. The parties are discussing possible settlement of the matter.

A subsidiary of the Company has been named as a defendant in a purported class action suit filed on May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D’Allesandro & Woodyard, et al., alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the subsidiary’s homes in Fort Myers, Florida. Plaintiffs filed an amended complaint on October 19, 2007. Plaintiffs sought to represent a class of certain home purchasers in southwestern Florida and sought damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. The Company’s subsidiary filed a Motion to Dismiss the amended complaint on December 14, 2007. Following oral argument on the motion in September 2008, the court dismissed the amended complaint with leave for plaintiffs to amend. Plaintiffs filed a second amended complaint on October 31, 2008. The Company has filed a Motion to Dismiss this second amended complaint. Plaintiffs seek to represent a class of certain home purchasers in southwestern Florida and seek damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time.

8. Cash and cash equivalents include cash deposited in checking accounts, repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At April 30, 2009, $774.9 million of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

9. On May 16, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). On May 27, 2008, in conjunction with the consummation of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013, the Amendment became effective. The Amendment decreased the aggregate amount of commitments under the Amended Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Availability under the Amended Credit Agreement equals the lesser of $300 million and the amount available pursuant to the borrowing base. The sub-limit for revolving loans is $100 million. Borrowings under the Amended Credit Agreement bear interest at a rate equal, at the Company’s option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company is required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. As of April 30, 2009 and October 31, 2008, there was $100 million and zero, respectively, drawn under the Amended Credit Agreement, excluding letters of credit totaling $146.0 million and $197.5 million, respectively. The $100 million drawn as of April 30, 2009 was subsequently repaid in full in May 2009.

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

The Amended Credit Agreement has covenants that prohibit the payment of dividends on, and the making of distributions with respect to, common and preferred stock and that restrict, among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of April 30, 2009, we believe we were in compliance with the covenants under the Amended Credit Agreement.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with a group of banks is a short term borrowing facility, which was amended on March 6, 2009, extending the maturity to March 5, 2010 and reducing the capacity to $60 million from $151 million. Interest is payable monthly, at the Company’s option, at either LIBOR plus 2.00% or the prime rate, with a rate floor of 4.25% on both. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”) to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2009, we believe we were in compliance with the covenants of the Master Repurchase Agreement. As of April 30, 2009, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $49.2 million.

10. At April 30, 2009, we had $629.3 million ($624.5 million net of discount) of outstanding senior secured notes, comprised of $600 million 11 1/2% Senior Secured Notes due 2013 and $29.3 million 18% Senior Secured Notes due 2017. At April 30, 2009 we also had $1,069.3 million of outstanding senior notes ($1,066.9 million net of discount), comprised of $88.2 million 8% Senior Notes due 2012, $144.1 million 6 1/2% Senior Notes due 2014, $115.3 million 6 3/8% Senior Notes due 2014, $135.4 million 6 1/4% Senior Notes due 2015, $182.4 million 6 1/4% Senior Notes due 2016, $196.7 million 7 1/2% Senior Notes due 2016 and $207.2 million 8 5/8% Senior Notes due 2017. In addition, we had $196.0 million of outstanding senior subordinated notes, comprised of $28.9 million 6% Senior Subordinated Notes due 2010, $70.9 million 8 7/8% Senior Subordinated Notes due 2012, and $96.2 million 7 3/4 % Senior Subordinated Notes due 2013.

On December 3, 2008, the Company issued $29.3 million of 18% Senior Secured Notes due 2017 in exchange for $71.4 million of unsecured senior notes as follows: $0.6 million aggregate principal amount of 8% Senior Notes due 2012, $12.0 million aggregate principal amount of 6 1/2% Senior Notes due 2014, $1.1 million aggregate principal amount of 6 3/8% Senior Notes due 2014, $3.3 million aggregate principal amount of 6 1/4% Senior Notes due 2015, $24.8 million aggregate principal amount of 7 1/2% Senior Notes due 2016, $28.7 million aggregate principal amount of 6 1/4% Senior Notes due 2016 and $1.0 million aggregate principal amount of 8 5/8% Senior Notes due 2017. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees. The 18% Senior Secured Notes due 2017 are secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement and the 11 1/2% Senior Secured Notes due 2013. The notes are redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011 and 100% of principal commencing November 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 118.0% of principal.

In addition to this exchange, during the three and six months ended April 30, 2009, we repurchased in open market transactions $5.5 million and $11.3 million principal amount, respectively, of 8% Senior Notes due 2012, $55.5 million and $58.9 million principal amount, respectively, of 6 1/2% Senior Notes due 2014, $58.3 million and $78.5 million principal amount, respectively, of 7 1/2% Senior Notes due 2016, $75.0 million and $79.1 million principal amount, respectively, of 8 7/8% Senior Subordinated Notes due 2012, and $34.0 million and $53.8 million, respectively, of 7 3/4% Senior Subordinated Notes due 2013. For both the three and six months ended April 30, 2009 (there were no repurchases in the three months ended January 31, 2009), we repurchased in open market transactions $33.6 million principal amount of 6 3/8% Senior Notes due 2014, $61.3 million principal amount of 6 1/4% of Senior Notes due 2015, $88.9 million principal amount of 6 1/4% Senior Notes due 2016, $41.8 million principal amount of 8 5/8% Senior Notes due 2017, and $71.1 million principal amount of 6% Senior Subordinated Notes due 2010. The aggregate purchase price for these repurchases was $208.4 million and $223.1 million, plus accrued and unpaid interest, for the three and six months ended April 30, 2009, respectively. These repurchases resulted in a gain on extinguishment of debt of $311.3 million and $349.5 million, for the three and six months ended April 30, 2009, respectively, net of the write-off of unamortized discounts and fees. The gains from the exchanges and repurchases are included in the Condensed Consolidated Statement of Operations for the three and six months ended April 30, 2009 as “Gain on extinguishment of debt”.

We and each of our subsidiaries are guarantors of the Senior Secured, Senior and Senior Subordinated Notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries and joint ventures and our foreign subsidiary (see Note 21). The indentures governing the Senior Secured, Senior and Senior Subordinated Notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of K. Hovnanian and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes (with respect to the Senior Secured Notes indentures) and senior subordinated notes, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the Senior Secured, Senior and Senior Subordinated Notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2009, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time, through open market purchases, private transactions or otherwise depending on market conditions and covenant restrictions.

The 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement and, in the case of the 18% Senior Secured notes due 2017, the 11 1/2% Senior Secured Notes due 2013. At April 30, 2009, the aggregate book value of the real property collateral securing these notes was approximately $1.0 billion, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $793.0 million as of April 30, 2009.

Because of the prohibition in the Amended Credit Agreement and covenant restrictions in our bond indentures, we are currently unable to pay dividends, which are not cumulative, on our 7.625% Series A Preferred Stock.  Even if the Amended Credit Agreement were to allow us to pay dividends, if current market trends continue or worsen, we will continue to be restricted from paying dividends in fiscal 2009 and possibly beyond as a result of covenant restrictions in our bond indentures.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under the Amended Credit Agreement or our bond indentures or otherwise affect compliance with any of the covenants contained in the Amended Credit Agreement or the bond indentures.

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

Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three and six months ended April 30, 2009 and 2008, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods. As a result, the calculation of diluted earnings per share excludes 1.1 million and 1.2 million stock options and shares of restricted stock for the three and six months ended April 30, 2009, respectively.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of April 30, 2009, 3.4 million shares of Class A Common Stock have been purchased under this program.

12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. During the six months ended April 30, 2009 and 2008, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in the Amended Credit Agreement and in the indentures governing our senior secured, senior and senior subordinated notes (See Note 10) and the payment date of April 15, 2009 was the sixth dividend payment date for which dividends on the Series A Preferred Stock have not been paid. As a result, and in accordance with the Certificate of Designations, Powers, Preferences and Rights of the Series A Preferred Stock, we have called a meeting of the holders of the Series A Preferred Stock (and hence the depositary shares) to be held on June 24, 2009, for the purpose of nominating, by majority vote, two persons to serve, without compensation or reimbursement of expenses, as non-voting “Advisory Directors” to attend the portion of meetings of the Board of Directors discussing the agenda item relating to the Series A Preferred Stock until such time as full dividends on the Series A Preferred Stock have been paid for four consecutive quarterly dividend periods.

13. On August 4, 2008, we announced that our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards (NOL) and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it is terminated or redeemed earlier by the Board of Directors. The approval of the Board of Directors’ decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a Special Meeting of stockholders held on December 5, 2008.

Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to: (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

14. Total tax provision was $21.2 million and $21.8 million for the three and six months ended April 30, 2009, respectively. We fully reserve our net deferred tax assets created when we generate losses. We do not expect to record any additional net tax benefits unless there is a tax law change or we begin to generate profits. During the second quarter of fiscal 2009, we recorded state taxes related to income generated in certain states as a result of the gain on extinguishment of debt (See Note 10), as well as an increase to state tax liabilities to eliminate the assumed federal benefit that previously had been booked because we are currently not able to recognize deferred tax assets for our federal NOLs in our financial statements.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Due to the continued downturn in the homebuilding industry during 2007, 2008 and into 2009, we are in a cumulative loss position over the most recent three year period. Based on the requirements of SFAS 109, this three year cumulative loss and the uncertainty of the timing of our ability to generate profits required us to provide a valuation allowance for our deferred tax assets. Our valuation allowance for current and deferred taxes increased $42.2 million and $121.6 million, respectively, during the three and six months ended April 30, 2009, to $797.1 million at April 30, 2009. In the first quarter of 2009, we received a tax refund of $145.2 million thus realizing the tax assets recorded as of October 31, 2008.

We recognize tax liabilities in accordance with Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Interest expense related to unrecognized tax benefits are recognized in the financial statements as a component of benefit for income taxes. The total amount of unrecognized tax benefits was $42.5 million and $22.0 million as of April 30, 2009 and October 31, 2008, respectively, (which includes interest and penalties). All tax positions, if recognized, would affect the Company’s effective income tax rate.

15. SFAS 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-maker as the Chief Executive Officer. Under the definition, we have more than 34 homebuilding operating segments, and therefore, in accordance with paragraph 24 of SFAS 131, it is impractical to provide segment disclosures for this many segments. As such, we have aggregated the homebuilding operating segments into six reportable segments.

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

Corporate and unallocated primarily represents operations at our headquarters in Red Bank, New Jersey. This includes our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. It also includes interest income and interest expense resulting from interest incurred that cannot be capitalized in inventory in the Homebuilding segments. In 2009, corporate and unallocated also included the gain on extinguishment of debt of $390.8 million and cancellation of stock options of $12.3 million.

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

Financial information relating to the Company’s operations was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,

(In thousands)	2009	2008	2009	2008

Revenues:
Northeast	$86,402	$169,856	$173,447	$351,773
Mid-Atlantic	71,336	135,543	140,841	263,351
Midwest	23,965	55,367	50,995	103,051
Southeast	33,663	110,697	68,787	504,102
Southwest	115,708	148,262	203,968	312,822
West	57,024	143,444	113,368	307,580
Total homebuilding revenues	388,098	763,169	751,406	1,842,679
Financial services	9,027	12,552	17,346	26,525
Corporate and unallocated	874	718	3,031	936
Total revenues	$397,999	$776,439	$771,783	$1,870,140

Loss before income taxes:
Northeast	$(130,209)	$(24,774)	$(230,311)	$(36,309)
Mid-Atlantic	(22,240)	(20,807)	(49,756)	(43,845)
Midwest	(10,034)	(8,335)	(14,742)	(22,712)
Southeast	(23,971)	(27,052)	(40,032)	(33,047)
Southwest	(30,702)	(18,905)	(39,724)	(25,630)
West	(155,144)	(222,213)	(195,787)	(310,214)
Homebuilding loss before income taxes	(372,300)	(322,086)	(570,352)	(471,757)
Financial services	2,517	4,102	4,088	7,205
Corporate and unallocated	272,424	(25,454)	291,079	(47,680)
Loss before income taxes	$(97,359)	$(343,438)	$(275,185)	$(512,232)

	April 30,	October 31,
(In thousands)	2009	2008

Assets:
Northeast	$713,853	$971,429
Mid-Atlantic	273,736	355,012
Midwest	61,611	79,471
Southeast	84,639	146,621
Southwest	253,063	354,279
West	285,977	483,483
Total homebuilding assets	1,672,879	2,390,295
Financial services	70,266	109,608
Corporate and unallocated	949,987	1,137,419
Total assets	$2,693,132	$3,637,322

16. In accordance with “FASB” Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”) a variable interest entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

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

Typically, the determining factor in whether or not we are the primary beneficiary is the non-refundable deposit amount as a percentage of the total purchase price, because it determines the amount of the first risk of loss we take on the contract. The higher this percentage deposit, the more likely we are to be the primary beneficiary. Other important criteria that impact the outcome of the analysis are the probability of getting the property through the approval process for residential homes, because this impacts the ultimate value of the property, as well as determining who is the party responsible (seller or buyer) for funding the approval process and development work that will take place prior to our decision to exercise the option.

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

At April 30, 2009, all eight VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $5.8 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $38.2 million. Because we do not own an equity interest in any of the unaffiliated VIEs that we must consolidate pursuant to FIN 46R, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At April 30, 2009, the balance reported in minority interest from inventory not owned was $25.9 million. Creditors of these eight VIEs have no recourse against us.

We will continue to control land and lots using options. Not all of our deposits are with VIEs. Including the deposits with the eight VIEs described above, at April 30, 2009, we had total cash and letters of credit deposits amounting to approximately $43.0 million to purchase land and lots with a total purchase price of $675.7 million. The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

(In thousands)		April 30, 2009
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$22,947	$3,157	$26,104
Inventories	410,319	90,099	500,418
Other assets	21,875	391	22,266
Total assets	$455,141	$93,647	$548,788

Liabilities and equity:
Accounts payable and accrued liabilities	$28,772	$15,612	$44,384
Notes payable	312,507	46,226	358,733
Equity of:
Hovnanian Enterprises, Inc.	24,832	9,662	34,494
Others	89,030	22,147	111,177
Total equity	113,862	31,809	145,671
Total liabilities and equity	$455,141	$93,647	$548,788
Debt to capitalization ratio	73%	59%	71%

(In thousands)		October 31, 2008
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$18,660	$3,458	$22,118
Inventories	492,830	83,853	576,683
Other assets	23,410	503	23,913
Total assets	$534,900	$87,814	$622,714

Liabilities and equity:
Accounts payable and accrued liabilities	$43,827	$15,792	$59,619
Notes payable	276,245	43,912	320,157
Equity of:
Hovnanian Enterprises, Inc.	58,694	8,732	67,426
Others	156,134	19,378	175,512
Total equity	214,828	28,110	242,938
Total liabilities and equity	$534,900	$87,814	$622,714
Debt to capitalization ratio	56%	61%	57%

As of April 30, 2009 and October 31, 2008, we had advances outstanding of approximately $14.0 million and $15.6 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above. On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $42.2 million and $71.1 million at April 30, 2009 and October 31, 2008, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. In the first quarter of fiscal 2009, we wrote down certain joint venture investments by $13.3 million, based on our determination that the investment in certain joint ventures has sustained an other than temporary impairment.

	For the Three Months Ended April 30, 2009
(In thousands)	Homebuilding	Land Development	Total

Revenues	$23,996	$2,142	$26,138
Cost of sales and expenses	(118,563)	(2,242)	(120,805)
Net loss	$(94,567)	$(100)	$(94,667)
Our share of net loss	$(18,082)	$(366)	$(18,448)

	For the Three Months Ended April 30, 2008
	Homebuilding	Land Development	Total

Revenues	$92,731	$2,940	$95,671
Cost of sales and expenses	(118,493)	(2,721)	(121,214)
Net (loss) income	$(25,762)	$219	$(25,543)
Our share of net loss	$(2,990)	$(231)	$(3,221)

	For the Six Months Ended April 30, 2009
(In thousands)	Homebuilding	Land Development	Total

Revenues	$48,927	$3,491	$52,418
Cost of sales and expenses	(160,365)	(4,577)	(164,942)
Net loss	$(111,438)	$(1,086)	$(112,524)
Our share of net loss	$(18,678)	$(460)	$(19,138)

	For the Six Months Ended April 30, 2008
	Homebuilding	Land Development	Total

Revenues	$139,014	$12,553	$151,567
Cost of sales and expenses	(173,885)	(12,396)	(186,281)
Net (loss) income	$(34,871)	$157	$(34,714)
Our share of net loss	$(7,978)	$(209)	$(8,187)

Loss from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Financial Statements and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the income or loss from these unconsolidated joint ventures disclosed in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the write down of our investment in joint ventures where we have determined that our investment is an other than temporary impairment. It is also due to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. Generally, the amount of such financing is targeted to be no more than 50% of the joint venture’s total assets. However, because of impairments realized in the joint ventures the average debt to assets ratio of our joint ventures is currently 71%. This financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under FIN 46R due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

18. Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for us on November 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”)No. FAS 157-2, which partially defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until November 1, 2009 for the Company. The Company adopted SFAS 157 as it applies to our Financial Services segment effective November 1, 2008. The adoption did not have a material impact on our consolidated financial statements. This pronouncement is effective for our other segments’ non-financial assets in fiscal 2010. We are currently evaluating the impact, if any, that FAS 157 may have on our consolidated financial statements. See Note 19 for additional information.

In April 2009, the FASB issued FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for us for the quarter ending July 31, 2009. We are currently evaluating the impact, if any, that FSP 157-4 1 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). The statement permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company adopted FAS 159 effective November 1, 2008 and has elected to adopt the fair value option for its mortgage loans held for sale. The implementation did not have a material impact on our consolidated financial statements. See Note 19 for additional information.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). The statement clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for us on November 1, 2009. We are currently evaluating the impact, if any, that SFAS 160 may have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. The Company adopted SFAS 161 effective November 1, 2008. This pronouncement is related to disclosure only and did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF 03-6-

1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for us on November 1, 2009. We are currently evaluating the impact, if any, that FSP-EITF 03-6-1 may have on our consolidated financial statements.

In December 2008, the FASB issued “FSP” FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and became effective for us beginning with the first quarter of fiscal 2009. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46 (R) are finalized and approved by the FASB. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46 (R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. This guidance is effective for us for the quarter ending July 31, 2009 and we are currently evaluating the impact, if any, that it may have on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This guidance is effective for us for the quarter ending July 31, 2009, and we are currently evaluating the impact, if any, that FSP FAS 107-1 and APB 28-1 may have on our consolidated financial statements.

19. Effective November 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for fair value measurements of certain financial instruments. SFAS 157 provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

Level 3	Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at April 30, 2009

Mortgage loans held for sale (1)	Level 2	$55,857
Interest rate lock commitments	Level 2	15
Forward contracts	Level 2	98
		$55,970

(1) The difference between the aggregate fair value of $55.9 million and the aggregate unpaid principal balance of $55.3 million is $0.6 million.

The Company elected the fair value option for its loans held-for-sale for mortgage loans originated subsequent to October 31, 2008 in accordance with SFAS 159, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held-for-sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company adopted SEC Staff Accounting Bulletin No. 109 on February 1, 2008, requiring the recognition of the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale as of April 30, 2009. Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for under SFAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss). The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended April 30, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$(613)	$405	$487

	Six Months Ended April 30, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$1,526	$508	$(1,410)

The Financial Services segment had a pipeline of loan applications in process of $371.0 million at April 30, 2009. Loans in process for which interest rates were committed to the borrowers totaled approximately $67.0 million as of April 30, 2009. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At April 30, 2009, the segment had open commitments amounting to $25.0 million to sell MBS with varying settlement dates through May 12, 2009.

20. Prior to October 31, 2008, the intangible assets recorded on our balance sheet were goodwill, which has an indefinite life, and definite life intangibles, including trade names, architectural designs, distribution processes, and contractual agreements resulting from our acquisitions. We did not amortize goodwill but instead assessed it periodically for impairment. We performed such assessments utilizing a fair value approach as of October 31, 2008. If the fair value of the applicable business unit is less than the carrying amount of that business unit, the goodwill of that business unit is considered impaired. The amount of the impairment is determined as the excess of the book value of the goodwill over the implied fair value of the goodwill, and the implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of the business unit is allocated to all of the assets and liabilities of that business unit as if the business unit had been acquired in a business combination. The excess of the fair value of the business unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The estimates used in the determination of the estimated cash flows and fair value of a business unit are based on factors known to us at the time such estimates are made and our expectations of future operations and economic conditions. Despite years of significant income generation in our markets with goodwill, primarily Texas in the Southwest segment and our Mid-Atlantic segment, the current weakening market resulted in financial estimates in 2008 that resulted in fully impairing the remaining $32.7 million of goodwill, based upon present value of cash flow analyses.

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

21. The Parent is the issuer of publicly traded common stock and preferred stock (represented by depository shares). One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of April 30, 2009 had issued and outstanding $629.3 million face value of senior secured notes ($624.5 million, net of discount), $1,069.3 million face value of senior notes ($1,066.9 million, net of discount), $196.0 million of senior subordinated notes, and had $100 million drawn under the Amended Credit Agreement (see Notes 9 and 10). The senior secured notes, senior notes, senior subordinated notes, and the Amended Credit Agreement are fully and unconditionally guaranteed by the Parent.

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

In lieu of providing separate financial statements for the Guarantor Subsidiaries, we have included the accompanying condensed consolidating financial statements. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to users of our consolidated financial statements. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries under the bond indentures, (iv) the Non-guarantor Subsidiaries under the bond indentures and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 30, 2009
(In thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$15,347	$827,207	$1,721,174	$59,138		$$2,622,866
Financial services			5,543	64,723		70,266
Income taxes (payable) receivable
Investments in and amounts due to and from consolidated subsidiaries	50,592	2,425,280	(2,367,449)	(2,623)	(105,800)	-
Total assets	$65,939	$3,252,487	$(640,732)	$121,238	$(105,800)	$2,693,132

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Homebuilding		$$1,373	$452,594	$281		$$454,248
Financial services			5,132	52,841		57,973
Notes payable		2,052,388	61			2,052,449
Income taxes payable	4,541		34,863	1,023		40,427
Minority interest			25,903	734		26,637
Stockholders’ equity (deficit)	61,398	1,198,726	(1,159,285)	66,359	(105,800)	61,398
Total liabilities and stockholders’ equity (deficit)	$65,939	$3,252,487	$(640,732)	$121,238	$(105,800)	$2,693,132

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2008
(In thousands)

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2009
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$833	$386,021	$1,126	$992	$388,972
Financial services			2,123	6,904		9,027
Intercompany charges		59,724	(70,421)	(444)	11,141	-
Equity in pretax income
of consolidated
subsidiaries	(96,443)				96,443	-
Total revenues	(96,443)	60,557	317,723	7,586	108,576	397,999

Expenses:
Homebuilding	807	48,726	742,301	1,682	(3,494)	790,022
Financial services	109		1,760	4,732	(91)	6,510
Total expenses	916	48,726	744,061	6,414	(3,585)	796,532
Gain on extinguishment
of debt		311,038	230			311,268
Loss from
unconsolidated joint
ventures			(9,557)	(537)		(10,094)
(Loss) income before income taxes	(97,359)	322,869	(435,665)	635	112,161	(97,359)
State and federal income tax
provision (benefit)	21,262	113,004	(109,401)	(1,431)	(2,172)	21,262
Net (loss) income	$(118,621)	$209,865	$(326,264)	$2,066	$114,333	$(118,621)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2008
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$562	$763,322	$3		$$763,887
Financial services			2,364	10,188		12,552
Intercompany charges		61,943	62,007		(123,950)	-
Equity in pretax loss of consolidated subsidiaries	(343,438)				343,438	-
Total revenues	(343,438)	62,505	827,693	10,191	219,488	776,439

Expenses:
Homebuilding		498	1,149,267	13	(41,748)	1,108,030
Financial services			1,739	6,711		8,450
Total expenses		498	1,151,006	6,724	(41,748)	1,116,480
Loss from unconsolidated joint ventures			(3,397)			(3,397)
(Loss) income before income taxes	(343,438)	62,007	(326,710)	3,467	261,236	(343,438)
State and federal income tax (benefit) provision	(2,727)	21,703	6,710	(2,369)	(26,044)	(2,727)
Net (loss) income	$(340,711)	$40,304	$(333,420)	$5,836	$287,280	$(340,711)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2009
(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$2,966	$752,821	$1,126	$(2,476)	$754,437
Financial services			3,821	13,525		17,346
Intercompany charges		125,967	(140,857)	(517)	15,407	-
Equity in pretax income
of consolidated
subsidiaries	(253,953)				253,953	-
Total revenues	(253,953)	128,933	615,785	14,134	266,884	771,783

Expenses:
Homebuilding	20,858	103,180	1,276,290	1,690	(10,203)	1,391,815
Financial services	374		3,419	9,667	(202)	13,258
Total expenses	21,232	103,180	1,279,709	11,357	(10,405)	1,405,073
Gain on extinguishment
of debt		390,558	230			390,788
Loss from
unconsolidated joint
ventures			(32,145)	(538)		(32,683)
(Loss) income before income taxes	(275,185)	416,311	(695,839)	2,239	277,289	(275,185)
State and federal income
tax provision (benefit)	21,846	145,709	(123,633)	(966)	(21,110)	21,846
Net (loss) income	$(297,031)	$270,602	$(572,206)	$3,205	$298,399	$(297,031)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2008
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$747	$1,842,865	$3		$$1,843,615
Financial services			4,606	21,919		26,525
Intercompany charges		124,480	124,231		(248,711)	-
Equity in pretax income
of consolidated
subsidiaries	(512,232)				512,232	-
Total revenues	(512,232)	125,227	1,971,702	21,922	263,521	1,870,140

Expenses:
Homebuilding		996	2,439,719	16	(86,115)	2,354,616
Financial services			4,970	14,350		19,320
Total expenses		996	2,444,689	14,366	(86,115)	2,373,936
Loss from unconsolidated joint ventures			(8,436)			(8,436)
(Loss) income before income taxes	(512,232)	124,231	(481,423)	7,556	349,636	(512,232)
State and federal income
tax (benefit) provision	(40,578)	43,481	(26,282)	(868)	(16,331)	(40,578)
Net (loss) income	$(471,654)	$80,750	$(455,141)	$8,424	$365,967	$(471,654)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2009
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(297,031)	$270,602	$(572,206)	$3,205	$298,399	$(297,031)
Adjustments to reconcile net
income (loss) to net cash
provided by (used in)
operating activities	(258,365)	(178,087)	1,097,986	37,962	(298,399)	401,097
Net cash (used in) provided by
operating activities	(555,396)	92,515	525,780	41,167	-	104,066

Net cash (used in)
investing activities			(414)	(4,159)		(4,573)

Net cash provided by (used in)
financing activities		(128,350)	(453)	(35,610)		(164,413)

Intercompany investing and financing activities – net	555,389	(22,754)	(520,501)	(12,134)		-
Net increase (decrease) in cash	(7)	(58,589)	4,412	(10,736)	-	(64,920)
Cash and cash equivalents
balance, beginning of period	17	846,495	(15,950)	17,494		848,056

Cash and cash equivalents balance, end of period	$10	$787,906	$(11,538)	$6,758	$ -	$783,136

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2008
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
AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006 and continuing through today, the U. S. housing market has been impacted by a lack of consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-prime mortgage products. The overall economy has weakened significantly and fears of a prolonged recession are pronounced due to rising unemployment levels, further deterioration in consumer confidence and the reduction in extensions of credit and consumer spending. As a result, we have experienced significant decreases in our revenues and gross margins during 2007 and 2008 and through the second quarter of 2009 compared with prior years. Additionally, we incurred total land-related impairment charges of $710.1 million for the year ended October 31, 2008 and $420.4 million for the six months ended April 30, 2009. These charges resulted from the write-off of deposit and preacquisition costs of $23.6 million related to land we no longer plan to pursue and impairments on owned inventory of $396.8 million. The charges for the six months ended April 30, 2009, are largely related to the continued decline in land values and are in addition to the $1.5 billion total land-related charges, consisting of $380.6 million from the write-off of deposit plus preacquisition costs and impairments on owned land of $1.1 billion we have taken from the fourth quarter of our fiscal year ended October 31, 2006 through October 31, 2008. In addition to land related charges, the continued weakening of the market resulted in impairments of our intangible assets and goodwill of $3.3 million, $135.2 million, and $35.4 million during fiscal 2006, 2007 and 2008, respectively, resulting in a full write-off of these assets as of October 31, 2008.

We have exposure to additional impairments of our inventories, which, as of April 30, 2009, have a book value of $1.5 billion, net of $1.0 billion of impairments recorded on 251 of our communities. We also have $99.5 million invested in 13,299 lots under option, including cash and letters of credit option deposits of $43.0 million as of April 30, 2009. We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it. As of April 30, 2009, we have total investments in, and advances to, unconsolidated joint ventures of $42.2 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our investment in joint ventures for recoverability in accordance with GAAP, which has resulted in total reductions in our investment in joint ventures of $102.7 million from May 1, 2006 through April 30, 2009. We still have exposure to future write-downs of our investment in unconsolidated joint ventures if conditions continue to deteriorate in the markets in which our joint ventures operate. With respect to goodwill and intangibles, there is no remaining risk of further exposure to impairments because both goodwill and definite life intangibles have been fully written off as of October 31, 2008.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices and continue to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We are delaying and cancelling planned land purchases and renegotiating land prices and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels for the remainder of fiscal 2009. We have also closely evaluated and made reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $165.3 million from $625.2 million in fiscal 2007 to $459.9 million in fiscal 2008 due in large part to a 59% reduction in head count at that time from our peak in June 2006. As of April 30, 2009 our headcount reduction since our peak was 71%. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. For the six months ended April 30, 2009, homebuilding selling, general and administrative costs declined 33.3% to $131.9 million compared to the six months ended April 30, 2008. Corporate general and administrative expenses include $12.3 million for certain stock options held by the Chief Executive Officer, Chief Financial Officer and the non-executive members of the Board of Directors which they elected to cancel during the first quarter of fiscal 2009. Excluding this charge, corporate general and administrative expenses would have declined 11.2% to $37.0 million, compared to the six months ended April 30, 2008.

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

Income Recognition from Mid-Rise Projects - When we develop mid-rise buildings, they often take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with SFAS 66. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require to be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria; therefore the revenues from delivering homes in mid-rise buildings are recognized when title is conveyed to the buyer, adequate initial and continuing involvement have been received and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans - Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of non-agency and non-governmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of the recent tightening by mortgage lenders, none of the loans we originated during the first half of 2009 were Alt-A or sub-prime as compared to 15.1% of Alt-A loans and 0.5% of sub-prime loans for the same period last year. In addition, of the $56.0 million of mortgage loans held for sale as of April 30, 2009, none were Alt-A or sub-prime loans. There were, however, $3.2 million of mortgage loans held for investment at April 30, 2009, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. As Alt-A and sub-prime originations declined, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination. For the six months ended April 30, 2009 and 2008, FHA/VA loans represented 43.7% and 23.6%, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

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

Our inventories consist of the following three components: (1) Sold and unsold homes and lots under development, which includes all construction, land, capitalized interest and land development costs related to started homes and land under development in our active communities; (2) Land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) Consolidated inventory not owned, which includes all cost related to specific performance options, variable interest entities, and other options, which consists primarily of our model homes and inventory related to structured lot options.

As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”. As of April 30, 2009, the book value associated with the 76 mothballed communities was $388.4 million, net of an impairment balance of $499.4 million. We continually review communities to determine if mothballing is appropriate.

The recoverability of inventories and other long-lived assets are assessed in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires long-lived assets, including inventories held for development, to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for all impairments recorded from October 31, 2006 to date range from 13.5% to 18.0%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a straight line basis.

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

The impairment of communities under development and held for future development and inventories held for sale, and the charge for land option write-offs, are reflected on the Condensed Consolidated Statement of Operations in a separate line entitled “Homebuilding - Inventory impairment loss and land option write-offs”. See also the “Results of Operations” below and Note 5 to the Consolidated Financial Statements for inventory impairment and write-off amounts by segment.

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

Land Options - Costs are capitalized when incurred and either included as part of the purchase price when the land is acquired or charged to operations when we determine we will not exercise the option. In accordance with FASB Interpretation No. 46R (“FIN 46R”) Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, SFAS No. 49 Accounting for Product Financing Arrangements (“SFAS 49”), SFAS No. 98 Accounting for Leases (“SFAS 98”), and Emerging Issues Task Force (“EITF”) No. 97-10 “The Effects of Lessee Involvement in Asset Construction” (“EITF 97-10”), we record on the Condensed Consolidated Balance Sheets specific performance options, options with variable interest entities and other options under “Consolidated inventory not owned” with the offset to “Liabilities from inventory not owned” and “Minority interest from inventory not owned”.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business. In accordance with Accounting Principles Board Opinion 18 (“APB 18”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write-down the investment to the recoverable value. We evaluate our equity investments for recoverability based on the joint venture’s projected cash flows. In fiscal 2009, we wrote-down certain joint venture investments by $13.3 million, based on this recoverability analysis.

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

We recognize tax liabilities in accordance with FASB (“FIN”) 48, Accounting for Uncertainty in Income Taxes, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Recent Accounting Pronouncements - See Note 18 to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities. In light of the challenging homebuilding market conditions experienced over the past few years, which are continuing as reflected in our 48.7% and 58.7% decline in revenues during the three and six months ended April 30, 2009, as compared to the same periods of 2008, we have been operating with a primary focus to generate cash flows through reductions in assets. The generation of cash flow together with debt repurchases and exchanges at prices below par has allowed us to reduce net debt (debt less cash) by $489.1 million over the past six months.

Our cash uses during the six months ended April 30, 2009 and 2008 were for operating expenses, construction, state income taxes, interest and debt repurchases. We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues, federal tax refunds and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs, despite continued declines in total revenues and a reduction in the size of our revolving credit facility. For the remainder of fiscal 2009, we will continue to focus on maximizing cash flow, even at the expense of lower gross margins, by limiting investments in new communities and delaying further investment in current communities thereby reducing our inventory as we continue to build and deliver homes from our current communities. We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet. During the first quarter of fiscal 2009, we received a federal tax refund of $145.2 million. Unless there is a change in tax law, we will not receive federal tax refunds until we return to profitability on an annual basis.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of April 30, 2009, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 2 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. In each of fiscal year 2007 and 2006, we paid $10.7 million of dividends on the Series A Preferred Stock. In fiscal 2008 and thus far in fiscal 2009, we have not made any dividend payments as a result of covenant restrictions in the Amended Credit Agreement and in the indentures governing our Senior Secured, Senior and Senior Subordinated Notes discussed below. We anticipate that we will continue to be restricted from paying dividends for the remainder of fiscal 2009 and potentially beyond. The payment date of April 15, 2009 was the sixth dividend payment date for which dividends have not been paid. As a result, and in accordance with the Certificate of Designations, Powers, Preferences and Rights of the Series A Preferred Stock, we have called a meeting of the holders of the Series A Preferred Stock (and hence the depositary shares) to be held on June 24, 2009, for the purpose of nominating, by majority vote, two persons to serve, without compensation or reimbursement of expenses, as non-voting “Advisory Directors” to attend the portion of meetings of the Board of Directors discussing the agenda item relating to the Series A Preferred Stock until such time as full dividends on the Series A Preferred Stock have been paid for four consecutive quarterly dividend periods.

On May 16, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). On May 27, 2008, in conjunction with the consummation of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013, the Amendment became effective. The Amendment decreased the aggregate amount of commitments under the Amended Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Availability under the Amended Credit Agreement equals the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loans is $100 million. Borrowings under the Amended Credit Agreement bear interest at a rate equal, at the Company’s option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company is required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. As of April 30, 2009 and October 31, 2008, there was $100 million and zero, respectively, drawn under the Amended Credit Agreement, excluding letters of credit totaling $146.0 million and $197.5 million, respectively. The $100 million drawn as of April 30, 2009, was subsequently repaid in full in May 2009.

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

The Amended Credit Agreement has covenants that prohibit the payment of dividends on, and the making of distributions with respect to, common and preferred stock and that restrict, among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of April 30, 2009, we believe we were in compliance with the covenants under the Amended Credit Agreement and because of our $779.2 million of homebuilding cash at April 30, 2009, and our expectations of cash flows for the rest of fiscal 2009, we believe we will be in compliance for the remainder of 2009.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with a group of banks is a short term borrowing facility, which was amended on March 6, 2009, extending the maturity to March 5, 2010 and reducing the capacity to $60 million from $151 million. Interest is payable monthly, at the Company’s option, at either LIBOR plus 2.00% or the prime rate, with a rate floor of 4.25% on both. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”) to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2009, we believe we were in compliance with the covenants of the Master Repurchase Agreement. As of April 30, 2009, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $49.2 million.

At April 30, 2009, we had $629.3 million ($624.5 million net of discount) of outstanding senior secured notes, comprised of $600 million 11 1/2% Senior Secured Notes due 2013 and $29.3 million 18% Senior Secured Notes due 2017. At April 30, 2009 we also had $1,069.3 million of outstanding senior notes ($1,066.9 million net of discount), comprised of $88.2 million 8% Senior Notes due 2012, $144.1 million 6 1/2% Senior Notes due 2014, $115.3 million 6 3/8% Senior Notes due 2014, $135.4 million 6 1/4% Senior Notes due 2015, $182.4 million 6 1/4% Senior Notes due 2016, $196.7 million 7 1/2% Senior Notes due 2016 and $207.2 million 8 5/8% Senior Notes due 2017. In addition, we had $196.0 million of outstanding senior subordinated notes, comprised of $28.9 million 6% Senior Subordinated Notes due 2010, $70.9 million 8 7/8% Senior Subordinated Notes due 2012, and $96.2 million 7 3/4 % Senior Subordinated Notes due 2013.

On December 3, 2008, the Company issued $29.3 million of 18% Senior Secured Notes due 2017 in exchange for $71.4 million of unsecured senior notes as follows: $0.6 million aggregate principal amount of 8% Senior Notes due 2012, $12.0 million aggregate principal amount of 6 1/2% Senior Notes due 2014, $1.1 million aggregate principal amount of 6 3/8% Senior Notes due 2014, $3.3 million aggregate principal amount of 6 1/4% Senior Notes due 2015, $24.8 million aggregate principal amount of 7 1/2% Senior Notes due 2016, $28.7 million aggregate principal amount of 6 1/4% Senior Notes due 2016 and $1.0 million aggregate principal amount of 8 5/8% Senior Notes due 2017. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees. The 18% Senior Secured Notes due 2017 are secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all the assets owned by us, K. Hovnanian Enterprises, Inc. (the issuer of the senior secured notes) and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement and the 11 1/2% Senior Secured Notes due 2013. The notes are redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011 and 100% of principal commencing November 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 118.0% of principal.

In addition to this exchange, during the three and six months ended April 30, 2009, we repurchased in open market transactions $5.5 million and $11.3 million principal amount, respectively, of 8% Senior Notes due 2012, $55.5 million and $58.9 million principal amount, respectively, of 6 1/2% Senior Notes due 2014, $58.3 million and $78.5 million principal amount, respectively, of 7 1/2% Senior Notes due 2016, $75.0 million and $79.1 million principal amount, respectively, of 8 7/8% Senior Subordinated Notes due 2012, and $34.0 million and $53.8 million principal amount, respectively, of 7 3/4% Senior Subordinated Notes due 2013. For both the three and six months ended April 30, 2009 (there were no repurchases in the three months ended January 31, 2009), we repurchased in open market transactions $33.6 million principal amount of 6 3/8% Senior Notes due 2014, $61.3 million principal amount of 6 1/4% of Senior Notes due 2015, $88.9 million principal amount of 6 1/4% Senior Notes due 2016, $41.8 million principal amount of 8 5/8% Senior Notes due 2017, and $71.1 million principal amount of 6% Senior Subordinated Notes due 2010. The aggregate purchase price for these repurchases was $208.4 million and $223.1 million, plus accrued and unpaid interest, for the three and six months ended April 30, 2009, respectively. These repurchases resulted in a gain on extinguishment of debt of $311.3 million and $349.5 million, for the three and six months ended April 30, 2009, respectively, net of the write-off of unamortized discounts and fees. The gains from the exchanges and repurchases are included in the Condensed Consolidated Statement of Operations for the three and six months ended April 30, 2009 as “Gain on extinguishment of debt”. Additionally, the exchanges and repurchases reduced our annual interest by $41.0 million.

We and each of our subsidiaries are guarantors of the Senior Secured, Senior and Senior Subordinated Notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries and joint ventures and our foreign subsidiary (See “Notes to Condensed Consolidated Financial Information” – Note 21 for further information). The indentures governing the Senior Secured, Senior and Senior Subordinated Notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of K. Hovnanian and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes (with respect to the Senior Secured Notes indentures) and senior subordinated notes, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the Senior Secured, Senior and Senior Subordinated Notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2009, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time, through open market purchases, private transactions or otherwise depending on market conditions and covenant restrictions.

The 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement and, in the case of the 18% Senior Secured notes due 2017, the 11 1/2% Senior Secured Notes due 2013. At April 30, 2009, the aggregate book value of the real property collateral securing these notes was approximately $1.0 billion, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $793.0 million as of April 30, 2009.

Because of the prohibition in the Amended Credit Agreement and covenant restrictions in our bond indentures, we are currently unable to pay dividends, which are not cumulative, on our 7.625% Series A Preferred Stock.  Even if the Amended Credit Agreement were to allow us to pay dividends, if current market trends continue or worsen, we will continue to be restricted from paying dividends in fiscal 2009 and possibly beyond as a result of covenant restrictions in our bond indentures.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under the Amended Credit Agreement or our bond indentures or otherwise affect compliance with any of the covenants contained in the Amended Credit Agreement or the bond indentures.

During the second quarter of fiscal 2009, our credit ratings were downgraded by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings (“Fitch”), as follows:

•	S&P downgraded our corporate credit rating to CCC from B-,
•	Moody’s downgraded our corporate family rating to Caa1 from B3,
•	Fitch downgraded our Issuer Default Rating (“IDR”) to CCC from B- and
•	S&P, Moody’s and Fitch also downgraded our various senior secured notes, senior notes and senior subordinated notes.

Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt or affect the amount available under our Amended Credit Agreement, interest rates charged on any of our debt or credit lines, or our debt covenant requirements or cause any other operating issue. The only potential risk from these negative changes in our credit ratings, is that they may make it more difficult or costly for us to access capital. However, due to our available cash resources, the downgrades in our credit ratings in the second quarter of fiscal 2009 did not impact management’s operating plans, or impact our financial condition, results of operations or liquidity.

Total inventory decreased $600.0 million, excluding inventory not owned, during the six months ended April 30, 2009. Total inventory, excluding inventory not owned, decreased in the Northeast $202.0 million, in the Mid-Atlantic $64.4 million, in the Midwest $10.1 million, in the Southeast $55.7 million, in the Southwest $75.6 million, and in the West $192.2 million. These decreases were due to decisions to delay or terminate new communities, as well as slow spending in current communities and due to inventory impairments recorded in these segments. During the first half of 2009, we incurred $396.8 million in write-downs primarily attributable to impairments as a result of a continued decline in sales pace, sales price and general market conditions. In addition, we wrote-off costs in the amount of $23.6 million during the six months ended April 30, 2009, related to land options that expired or we terminated. See “Notes to Condensed Consolidated Financial Statements” - Note 5 for additional information. Substantially all homes under construction or completed and included in inventory at April 30, 2009 are expected to be closed during the next 12 months. Most inventory completed or under development was/is partially financed through our line of credit and debt and equity issuances.

The decreases discussed above excluded the decrease in consolidated inventory not owned of $47.6 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See “Notes to Condensed Consolidated Financial Statements”-Note 16 for additional information on FIN 46R. Specific performance options inventory increased $22.8 million for the period. This increase was primarily due to the addition of specific performance lots in a community in the Northeast in the second quarter of fiscal 2009. Variable interest entity options inventory decreased $38.8 million as we continue to take down land or walk away from deals previously consolidated under FIN 46R. Other options inventory decreased $31.6 million for the period. Other options consist of inventory financed via a model home program and structured lot option agreements. Model home inventory decreased $20.4 million as a result of the fact that we have terminated the use of models in certain communities where the models were no longer needed and in conjunction therewith also terminated the option to purchase those models. Structured lot option inventory decreased $11.2 million. This decrease was primarily in the Southwest where we walked away from a large land purchase transaction during the first quarter of fiscal 2009.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Our inventory representing “Land and land options held for future development or sale” at April 30, 2009, on the Condensed Consolidated Balance Sheets, decreased by $151.0 million compared to October 31, 2008. The decrease is due to significant impairments that were taken on land that has previously been mothballed and has been slightly offset by “Sold and unsold home and lots under development inventory” being reclassified to “Land and land options held for future development or sale inventory”

when we decide to mothball (or stop development on) a community. We mothball communities when we determine the current performance does not justify further investment at this time. That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve. As of April 30, 2009, we have mothballed land in 76 communities. The book value associated with these 76 communities at April 30, 2009 was $388.4 million, net of an impairment balance of $499.4 million. We continually review communities to determine if mothballing is appropriate.

            The following table summarizes home sites included in our total residential real estate. The decrease in total home sites available in 2009 compared to 2008 is partially attributable to terminating certain option agreements, as discussed herein.

(Units in thousands)	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

April 30, 2009:

Northeast	27	2,391	5,955	8,346
Mid-Atlantic	30	2,332	2,106	4,438
Midwest	26	2,605	102	2,707
Southeast	21	2,350	1,561	3,911
Southwest	84	5,084	1,551	6,635
West	27	2,837	6,440	9,277

Consolidated total	215	17,599	17,715	35,314

Unconsolidated joint ventures		2,528	376	2,904

Total including unconsolidated joint ventures		20,127	18,091	38,218

Owned		9,956	11,897	21,853
Optioned		7,481	5,818	13,299

Controlled lots		17,437	17,715	35,152

Construction to permanent financing lots		162	-	162

Consolidated total		17,599	17,715	35,314

Lots controlled by unconsolidated joint ventures		2,528	376	2,904

Total including unconsolidated joint ventures		20,127	18,091	38,218

(1) Active communities are open for sale communities with 10 or more home sites available.

(Units in thousands)	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

October 31, 2008:

Northeast	31	2,696	6,279	8,975
Mid-Atlantic	48	4,663	1,643	6,306
Midwest	26	2,540	429	2,969
Southeast	32	2,899	1,581	4,480
Southwest	111	6,646	1,546	8,192
West	36	4,163	5,010	9,173

Consolidated total	284	23,607	16,488	40,095

Unconsolidated joint ventures		2,733	523	3,256

Total including unconsolidated joint ventures		26,340	17,011	43,351

Owned		13,379	10,060	23,439
Optioned		10,036	6,428	16,464

Controlled lots		23,415	16,488	39,903

Construction to permanent financing lots		192	-	192

Consolidated total		23,607	16,488	40,095

Lots controlled by unconsolidated joint ventures		2,733	523	3,256

Total including unconsolidated joint ventures		26,340	17,011	43,351

(1) Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures.

	April 30, 2009			October 31, 2008

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	147	25	172	186	33	219
Mid-Atlantic	112	25	137	182	19	201
Midwest	66	21	87	70	27	97
Southeast	70	10	80	181	20	201
Southwest	437	98	535	566	125	691
West	60	95	155	90	97	187

Total	892	274	1,166	1,275	321	1,596

Started or completed unsold homes and models per active selling communities	4.1	1.3	5.4	4.5	1.1	5.6

The decrease in total started unsold homes compared to the prior year end is primarily due to a continued focused effort to sell inventoried homes during the first and second quarters of fiscal 2009. In some instances, this required additional incentives to be given to homebuyers on completed unsold homes. The decrease in models is directly due to the decrease of 69 active communities from 284 at October 31, 2008 to 215 at April 30, 2009.

Investments in and advances to unconsolidated joint ventures decreased $28.9 million during the six months ended April 30, 2009. This decrease is primarily due to the write-down of our investment in certain joint ventures in accordance with APB 18, as well as distributions received from the joint ventures during the six months ended April 30, 2009. As of April 30, 2009, we have investments in nine homebuilding joint ventures and eight land development joint ventures. Other than guarantees limited only to performance and completion of development, environmental indemnification, standard indemnification for fraud and misrepresentation including a voluntary bankruptcy, we have no other guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes decreased $25.3 million to $53.5 million at April 30, 2009. The decrease is primarily due to the receipt of cash from insurance carriers related to outstanding warranty claims, as well as the return of deposits on land option transactions we terminated in fiscal 2008.

Property, plant and equipment decreased $9.5 million primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

Prepaid expenses and other assets were as follows:

	April 30,	October 31,	Dollar
(In thousands)	2009	2008	Change

Prepaid insurance	$6,200	$8,262	$(2,062)
Prepaid project costs	66,832	82,394	(15,562)
Senior residential rental properties	7,120	7,321	(201)
Other prepaids	44,498	49,167	(4,669)
Other assets	9,584	9,451	133

Total	$134,234	$156,595	$(22,361)

Prepaid insurance decreased due to amortization of certain liability insurance premium costs during the first and second quarters of fiscal 2009. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs decreased for homes delivered and have not been replenished, as we have reduced the number of active selling communities given the current homebuilding environment. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids decreased mainly due to the debt repurchased during the first half of 2009, which resulted in the write-off of portions of the associated prepaid debt costs and continued amortization of the remaining prepaid debt costs.

Financial Services - Mortgage loans held for sale or investment consist primarily of residential mortgages receivable held for sale of which $56.1 million and $87.5 million at April 30, 2009 and October 31, 2008, respectively, are being temporarily warehoused and are awaiting sale in the secondary mortgage market. Also included are residential mortgages receivable held for investment of $3.2 million at both April 30, 2009 and October 31, 2008, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. We have reserves for potential losses on mortgages we currently hold. The decrease in the receivable from October 31, 2008 is directly related to a decrease in the volume of loans financed at April 30, 2009.

Income taxes receivable of $126.8 million at October 31, 2008 decreased $154.8 million in the six months ended April 30, 2009 to an income tax payable of $28.0 million primarily because we received our federal tax refund for fiscal year 2008 during the first quarter of fiscal 2009 of $145.2 million. All remaining tax assets are fully reserved as we no longer have profits available to carryback losses for refund.

Accounts payable and other liabilities are as follows:

	April 30,	October 31,	Dollar
(In thousands)	2009	2008	Change

Accounts payable	$113,817	$167,407	$(53,590)
Reserves	126,854	133,423	(6,569)
Accrued expenses	38,624	59,394	(20,770)
Accrued compensation	15,640	27,211	(11,571)
Other liabilities	24,804	33,260	(8,456)
Total	$319,739	$420,695	$(100,956)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the second quarter of fiscal 2009, compared to the fourth quarter of fiscal 2008. The decrease in the reserves is attributable to lower new accruals being established, as there are less deliveries in 2009 than prior years, while warranty claims on prior year deliveries are included. The decrease in accrued expenses is primarily due to payments made for land options that were terminated and accrued in the fourth quarter of fiscal 2008 but paid in the first quarter of 2009. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2008 bonuses during the first quarter of 2009. The decrease in other liabilities is primarily due to the payment of a note that was paid during the first quarter of fiscal 2009, and a decrease in deferred revenue related to sold and leased-back model homes. Also contributing to the decrease was a decline in deferred revenue for homes financed through our wholly-owned mortgage subsidiary with insufficient initial investment, in accordance with our revenue recognition policy.

Customer deposits decreased $6.4 million from $28.7 million at October 31, 2008 to $22.3 million at April 30, 2009. The decrease is primarily due to the reduction in the number of homes in backlog from 1,907 at October 31, 2008 to 1,858 at April 30, 2009. This decrease is further impacted by lower average purchase prices of homes in backlog and certain incentive programs in place that allow for lower deposit amounts.

Liabilities from inventory not owned and Minority interest from inventory not owned decreased $45.6 million and increased $1.0 million, respectively, from $135.1 million and $24.9 million, respectively, at October 31, 2008 to $89.5 million and to $25.9 million at April 30, 2009, respectively. The net decreases in these amounts are directly correlated to the decrease in “Consolidated inventory not owned” on the Condensed Consolidated Balance Sheets, which is explained in the discussion of inventory in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mortgage warehouse line of credit under our secured master repurchase agreement decreased $35.6 million from $84.8 million at October 31, 2008 to $49.2 million at April 30, 2009. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2008 to April 30, 2009.

Accrued interest decreased $7.5 million to $65.0 million at April 30, 2009. This decrease is primarily attributed to the reduction of our debt as a result of the repurchases of our unsecured senior and senior subordinated notes during the first and second quarters of 2009.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2008

Total revenues:

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
(In thousands)	April 30, 2009	April 30, 2008	Dollar Change	Percentage Change

Homebuilding:
Sale of homes	$381,698	$755,684	$(373,986)	(49.5)%
Land sales and other revenues	7,274	8,203	(929)	(11.3)%
Financial services	9,027	12,552	(3,525)	(28.1)%

Total revenues	$397,999	$776,439	$(378,440)	(48.7)%

	Six Months Ended
(In thousands)	April 30, 2009	April 30, 2008	Dollar Change	Percentage Change

Homebuilding:
Sale of homes	$740,750	$1,807,502	$(1,066,752)	(59.0)%
Land sales and other revenues	13,687	36,113	(22,426)	(62.1)%
Financial services	17,346	26,525	(9,179)	(34.6)%

Total revenues	$771,783	$1,870,140	$(1,098,357)	(58.7)%

Homebuilding:

Compared to the same prior period, homebuilding revenues decreased $374.9 million, or 49.1%, during the three months ended April 30, 2009 and decreased $1,089.2 million, or 59.1%, during the six months ended April 30, 2009. These declines were primarily due to the number of home deliveries also declining 44.3% and 57.4% for the three and six month periods, respectively. Average price per home also decreased to $275,000 and $285,000 for the three and six months ended April 30, 2009, compared to $303,000 and $296,000 for the same periods of the prior year as a result of price declines and geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

                Information on homes delivered by segment is set forth below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Northeast:
Dollars	$83,752	$168,590	(50.3)%	$169,988	$328,936	(48.3)%
Homes	191	347	(45.0)%	385	661	(41.8)%

Mid-Atlantic:
Dollars	$70,887	$134,494	(47.3)%	$139,882	$260,052	(46.2)%
Homes	199	337	(40.9)%	382	634	(39.7)%

Midwest:
Dollars	$23,887	$55,092	(56.6)%	$50,760	$101,672	(50.1)%
Homes	114	257	(55.6)%	227	468	(51.5)%

Southeast (1):
Dollars	$32,834	$109,182	(69.9)%	$66,849	$502,364	(86.7)%
Homes	141	444	(68.2)%	298	2,073	(85.6)%

Southwest:
Dollars	$113,514	$143,649	(21.0)%	$200,119	$307,833	(35.0)%
Homes	520	645	(19.4)%	890	1,336	(33.4)%

West:
Dollars	$56,824	$144,677	(60.7)%	$113,152	$306,645	(63.1)%
Homes	223	464	(51.9)%	414	926	(55.3)%

Consolidated total:
Dollars	$381,698	$755,684	(49.5)%	$740,750	$1,807,502	(59.0)%
Homes	1,388	2,494	(44.3)%	2,596	6,098	(57.4)%

Unconsolidated joint
ventures:
Dollars	$22,522	$70,013	(67.8)%	$47,034	$136,581	(65.6)%
Homes	71	196	(63.8)%	146	351	(58.4)%

Totals:
Housing revenues	$404,220	$825,697	(51.0)%	$787,784	$1,944,083	(59.5)%
Homes delivered	1,459	2,690	(45.8)%	2,742	6,449	(57.5)%

(1) Includes 1,345 homes delivered at our Ft. Myers, Florida division in the first quarter of fiscal 2008.

The decrease in housing revenues during the three and six months ended April 30, 2009 was primarily due to the continued weak market conditions in most of our markets. Another reason for reduced sales was H.R. 3221, enacted into law in 2008, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this law eliminated seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008. Of our total home closings utilizing K. Hovnanian Mortgage for the mortgage loans in fiscal 2008, approximately 21% were funded with mortgage loans whereby the homebuyer used a seller-financed down payment assistance programs. In the first and second quarters of fiscal 2009, approximately 3% and zero, respectively, of our total home closings utilizing K. Hovnanian Mortgage for the mortgage loans were funded with seller-financed down payment assistance programs which ended in the first quarter of fiscal 2009. While we will seek other down payment assistance and mortgage financing alternatives for our buyers, we expect that the elimination of seller-financed down payment assistance programs to continue to have a negative impact on our future sales and revenues.

An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts(1) for the Six Months Ended April 30,		Contract Backlog as of April 30,
(Dollars in thousands)	2009	2008	2009	2008

Northeast:
Dollars	$169,998	$224,067	$211,943	$406,002
Homes	366	532	478	846

Mid-Atlantic:
Dollars	$129,467	$180,491	$155,537	$280,566
Homes	378	488	381	607

Midwest:
Dollars	$52,334	$61,760	$66,064	$117,474
Homes	260	298	324	589

Southeast:
Dollars	$51,136	$86,567	$30,106	$122,663
Homes	244	352	109	430

Southwest:
Dollars	$170,468	$293,716	$75,153	$163,929
Homes	827	1,284	357	699

West:
Dollars	$99,724	$257,966	$53,973	$137,054
Homes	472	783	209	406

Consolidated total:
Dollars	$673,127	$1,104,567	$592,776	$1,227,688
Homes	2,547	3,737	1,858	3,577

Unconsolidated joint ventures:
Dollars	$38,765	$133,861	$147,587	$197,607
Homes	104	313	221	389

Totals:
Dollars	$711,892	$1,238,428	$740,363	$1,425,295
Homes	2,651	4,050	2,079	3,966

(1) Net contracts are defined as new contracts executed during the period for the purchase of homes,

less cancellations of prior contracts in the same period.

Our reported level of sales contracts (net of cancellations) has been impacted by a slowdown in the pace of sales in all of the Company’s segments, due to weakening market conditions and tighter mortgage loan underwriting criteria. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2009	2008	2007	2006	2005

First	31%	38%	36%	30%	27%
Second	24%	29%	32%	32%	21%
Third		32%	35%	33%	24%
Fourth		42%	40%	35%	25%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2009	2008	2007	2006	2005

First	22%	16%	17%	11%	15%
Second	31%	24%	19%	15%	17%
Third		20%	18%	14%	15%
Fourth		30%	26%	16%	12%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. Cancellations also occur as a result of buyer failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, beginning in fiscal 2007, we have experienced a higher than normal number of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in the contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. While our cancellation rate based on gross sales contracts for the first and second quarters ended April 30, 2009 is lower than it has been for several years, and closer to more normalized levels, it is difficult to predict if this trend will continue. However, for these quarters, the cancellation rate as a percentage of beginning backlog remains higher than historical periods.

            Cost of sales includes expenses for consolidated housing and land and lot sales, including impairment loss and land option write-offs (defined as “land charges” in the schedules below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2009	2008	2009	2008

Sale of homes	$381,698	$755,684	$740,750	$1,807,502

Cost of sales, excluding interest	350,178	704,613	688,608	1,686,181

Homebuilding gross margin, before cost of sales interest expense and land charges	31,520	51,071	52,142	121,321

Cost of sales interest expense, excluding land sales interest expense	24,785	33,103	47,389	61,066

Homebuilding gross margin, after cost of sales interest expense, before land charges	6,735	17,968	4,753	60,255

Land charges	310,194	245,860	420,375	336,028

Homebuilding gross margin, after cost of sales interest expense and land charges	$(303,459)	$(227,892)	$(415,622)	$(275,773)

Gross margin percentage, before cost of sales interest expense and land charges	8.3%	6.8%	7.0%	6.7%

Gross margin percentage, after cost of sales interest expense, before land charges	1.8%	2.4%	0.6%	3.3%

                Cost of sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest:
Housing, land & development costs	75.7%	81.1%	77.1%	82.9%
Commissions	3.5%	2.9%	3.3%	2.6%
Financing concessions	2.4%	1.9%	2.4%	1.4%
Overheads	10.1%	7.3%	10.2%	6.4%
Total cost of sales, before interest expense and land charges	91.7%	93.2%	93.0%	93.3%
Gross margin percentage, before cost of sales interest expense and land charges	8.3%	6.8%	7.0%	6.7%

Cost of sales interest	6.5%	4.4%	6.4%	3.4%
Gross margin percentage, after cost of sales interest expense and before land charges	1.8%	2.4%	0.6%	3.3%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write-off charges, increased to 8.3% during the three months ended April 30, 2009 compared to 6.8% for the same period last year and increased to 7.0% during the six months ended April 30, 2009 compared to 6.7% for the same period last year. The declining pace of sales in our markets over the past couple of years has led to intense competition in many of our specific community locations. In order to attempt to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered base prices, all of which have impacted our margins significantly and resulted in significant inventory impairments. However, the rate of the decline has slowed in most of our segments and in a few locations we have been able to raise prices without adversely impacting sales pace. This has resulted in the modest improvement in our gross margins.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $310.2 million and $245.9 million during the three months ended April 30, 2009 and 2008, respectively, and $420.4 million and $336.0 million during the six months ended April 30, 2009 and 2008, respectively, to their estimated fair value. During the three and six months ended April 30, 2009, we wrote-off residential land options and approval and engineering costs amounting to $9.1 million and $23.6 million, compared to $19.5 million and $35.8 million for the three and six months ended April 30, 2008, which are included in the total adjustments mentioned above. When a community is redesigned, abandoned engineering costs are written-off. Option and approval and engineering costs are written-off when a community’s proforma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we cancel the option. Such write-offs were located in all of our segments, except the Southeast where we had a small recovery of a previously forfeited deposit. The impairments amounting to $301.1 million and $226.4 million during the three months ended April 30, 2009 and 2008, respectively, and $396.8 million and $300.2 million for the six months ending April 30, 2009 and 2008, respectively, were incurred because of continued downward pressure on prices in order to maintain sales pace in many of our markets. In 2009, the majority of the impairments were in the Northeast and West segments. Impairments in the Northeast were due to increased weakness in the market, primarily in the suburbs of Manhattan. In the West, where we have to compete with significant competition from foreclosures, we have had to continue to reduce prices in order to maintain sales pace. This is especially true in some of the more fringe markets in our West segment. See Notes to “Condensed Consolidated Financial Statements” - Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2009	2008	2009	2008

Land and lot sales	$3,101	$3,740	$5,900	$26,493
Cost of sales, excluding interest	970	2,232	3,215	24,228
Land and lot sales gross margin, excluding interest	2,131	1,508	2,685	2,265
Land sales interest expense	1,255	1,469	1,780	2,094
Land and lot sales gross margin, including interest	$876	$39	$905	$171

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

Homebuilding, Selling, General and Administrative

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues increased to 15.6% for the three months ended April 30, 2009, compared to 12.8% for the three months ended April 30, 2008 and increased to 17.5% for the six months ended April 30, 2009, compared to 10.7% for the six months ended April 30, 2008. Expenses decreased $36.8 million for the three months ended April 30, 2009 and decreased $65.9 million for the six months ended April 30, 2009 compared to the same period last year as we have reduced these costs through headcount reduction, other cost saving measures and a decreased number of communities.

Despite the decreases in expenses, the amount of homebuilding selling, general and administrative expenses as a percentage of revenue has increased, due to reduced home deliveries.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended April 30,
(Dollars in thousands, except average sales price)	2009	2008	Variance	Variance %

Northeast
Homebuilding revenue	$86,402	$169,856	$(83,454)	(49.1)%
Loss before taxes	$(130,209)	$(24,774)	$(105,435)	425.6%
Homes delivered	191	347	(156)	(45.0)%
Average sales price	$438,492	$485,850	$(47,358)	(9.7)%
Contract cancellation rate	24.8%	27.4%		(2.6)%

Mid-Atlantic
Homebuilding revenue	$71,336	$135,543	$(64,207)	(47.4)%
Loss before taxes	$(22,240)	$(20,807)	$(1,433)	6.9%
Homes delivered	199	337	(138)	(40.9)%
Average sales price	$356,216	$399,092	$(42,876)	(10.7)%
Contract cancellation rate	31.8%	32.0%		(0.2)%

Midwest
Homebuilding revenue	$23,965	$55,367	$(31,402)	(56.7)%
Loss before taxes	$(10,034)	$(8,335)	$(1,699)	20.4%
Homes delivered	114	257	(143)	(55.6)%
Average sales price	$209,535	$214,366	$(4,831)	(2.3)%
Contract cancellation rate	17.0%	26.0%		(9.0)%

Southeast
Homebuilding revenue	$33,663	$110,697	$(77,034)	(69.6)%
Loss before taxes	$(23,971)	$(27,052)	$3,081	(11.4)%
Homes delivered	141	444	(303)	(68.2)%
Average sales price	$232,865	$245,905	$(13,040)	(5.3)%
Contract cancellation rate	16.4%	45.5%		(29.1)%

Southwest
Homebuilding revenue	$115,708	$148,262	$(32,554)	(22.0)%
Loss before taxes	$(30,702)	$(18,905)	$(11,797)	62.4%
Homes delivered	520	645	(125)	(19.4)%
Average sales price	$218,296	$222,712	$(4,416)	(2.0)%
Contract cancellation rate	27.4%	25.7%		1.7%

West
Homebuilding revenue	$57,024	$143,444	$(86,420)	(60.2)%
Loss before taxes	$(155,144)	$(222,213)	$67,069	(30.2)%
Homes delivered	223	464	(241)	(51.9)%
Average sales price	$254,816	$311,804	$(56,988)	(18.3)%
Contract cancellation rate	17.2%	27.2%		(10.0)%

	Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2009	2008	Variance	Variance %

Northeast
Homebuilding revenue	$173,447	$351,773	$(178,326)	(50.7)%
Loss before taxes	$(230,311)	$(36,309)	$(194,002)	534.3%
Homes delivered	385	661	(276)	(41.8)%
Average sales price	$441,527	$497,634	$(56,107)	(11.3)%
Contract cancellation rate	26.2%	30.0%		(3.8)%

Mid-Atlantic
Homebuilding revenue	$140,841	$263,351	$(122,510)	(46.5)%
Loss before taxes	$(49,756)	$(43,845)	$(5,911)	13.5%
Homes delivered	382	634	(252)	(39.7)%
Average sales price	$366,183	$410,177	$(43,994)	(10.7)%
Contract cancellation rate	36.1%	35.4%		0.7%

Midwest
Homebuilding revenue	$50,995	$103,051	$(52,056)	(50.5)%
Loss before taxes	$(14,742)	$(22,712)	$7,970	(35.1)%
Homes delivered	227	468	(241)	(51.5)%
Average sales price	$223,612	$217,248	$6,364	2.9%
Contract cancellation rate	20.2%	31.0%		(10.8)%

Southeast
Homebuilding revenue	$68,787	$504,102	$(435,315)	(86.4)%
Loss before taxes	$(40,032)	$(33,047)	$(6,985)	21.1%
Homes delivered	298	2,073	(1,775)	(85.6)%
Average sales price	$224,326	$242,337	$(18,011)	(7.4)%
Contract cancellation rate	24.5%	48.2%		(23.7)%

Southwest
Homebuilding revenue	$203,968	$312,822	$(108,854)	(34.8)%
Loss before taxes	$(39,724)	$(25,630)	$(14,094)	55.0%
Homes delivered	890	1,336	(446)	(33.4)%
Average sales price	$224,853	$230,414	$(5,561)	(2.4)%
Contract cancellation rate	29.9%	28.0%		1.9%

West
Homebuilding revenue	$113,368	$307,580	$(194,212)	(63.1)%
Loss before taxes	$(195,787)	$(310,214)	$114,427	(36.9)%
Homes delivered	414	926	(512)	(55.3)%
Average sales price	$273,314	$331,150	$(57,836)	(17.5)%
Contract cancellation rate	16.9%	34.2%		(17.3)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 49.1% and 50.7% for the three and six months ended April 30, 2009, compared to the same periods of the prior year. The decreases are primarily due to a 45.0% and 41.8% decrease in homes delivered and a 9.7% and 11.3% decrease in average sales price for the three and six months ended April 30, 2009, respectively. Loss before income taxes increased $105.4 million and $194.0 million to a loss of $130.2 million and $230.3 million for the three and six months ended April 30, 2009, respectively. This increase is mainly due to a $94.8 million and $148.6 million increase for the three and six months ended April 30, 2009, in inventory impairment losses and land option write-offs recorded during the first and second quarter of fiscal 2009. Gross margin percentage before interest expense is also down for the six months ended April 30, 2009, as the markets in this segment have become much more competitive. However, the gross margin percentage before interest expense increased slightly for the three months ended April 30, 2009.

Mid-Atlantic - Homebuilding revenues decreased 47.4% and 46.5% for the three and six months ended April 30, 2009, respectively, compared to the same prior year periods primarily due to a 40.9% and 39.7% decrease in homes delivered, respectively, and a 10.7% decrease in average sales price for both the three and six months ended April 30, 2009, as a result of increased incentives and the different mix of communities delivering in 2009 compared to 2008. Loss before income taxes increased $1.4 million and $5.9 million to a loss of $22.2 million and $49.8 million for the three and six months ended April 30, 2009, respectively, due partly to a $3.0 million and $7.4 million increase in inventory impairment losses and land option write-offs for the three and six months, respectively. The segment also had a reduction in gross margin percentage before interest expense for the six months ended April 30, 2009, as the markets in this segment continue to be competitive. However, gross margin percentage before interest expense increased slightly for the three months ended April 30, 2009, as we are starting to see signs of price stabilization in this market.

Midwest - Homebuilding revenues decreased 56.7% and 50.5% for the three and six months ended April 30, 2009, compared to the same period of the prior year. The decrease in revenues for the three and six months is primarily due to a 55.6% and 51.5%, respectively, decrease in homes delivered, slightly offset by a 2.9% increase in average sales price for the six months ended April 30, 2009. Average sales price decreased 2.3% for the three months ended April 30, 2009. The fluctuations in average sales prices were the result of the mix of communities delivering in 2009 compared to 2008. The segment loss before income taxes increased $1.7 million to a loss of $10.0 million for the three months ended April 30, 2009 and decreased $8.0 million to a loss of $14.7 million for the six months ended April 30, 2009. The decrease in the loss for the six months ended April 30, 2009, was primarily due to our share of net losses on an unconsolidated joint venture of $5.1 million for the six months ended April 30, 2008, which did not recur in fiscal 2009, as we wrote-off our investment in the joint venture at October 31, 2008,

Southeast - Homebuilding revenues decreased 69.6% and 86.4% for the three and six months ended April 30, 2009, respectively, compared to the same period of the prior year. The decrease for the three and six months ended April 30, 2009 is primarily due to a 68.2% and 85.6% decrease in homes delivered and a 5.3% and 7.4% decrease in average sales price, respectively. The primary reason for the decrease in the six months ended April 30, 2009, is due to the 1,345 deliveries from our Fort Myers operations in the first quarter of 2008 compared to 23 deliveries in the first quarter of 2009. The decrease of $3.1 million in the loss before income taxes to a loss of $24.0 million for the three months ended April 30, 2009, is partially due to a decrease in inventory impairments and land option write-offs of $0.9 million. The decrease in deliveries resulted in a $7.0 million increase in the segment's loss before income taxes to $40.0 million for the six months ended April 30, 2009.

Southwest - Homebuilding revenues decreased 22.0% and 34.8% for the three and six months ended April 30, 2009, respectively, compared to the same period of the prior year primarily due to a 19.4% and 33.4% decrease in homes delivered, and a 2.0% and 2.4% decrease in average selling price for the three and six months ended April 30, 2009, respectively. Loss before income taxes increased $11.8 million and $14.1 million to a loss of $30.7 million and $39.7 million for the three and six months ended April 30, 2009, respectively. This was partially due to a reduction in gross margin percentage before interest expense for the three and six months ended April 30, 2009, for our Texas operations as they are now seeing the impact of the competitive marketplace and difficult economy. In addition, the increased loss for the three and six months ended April 30, 2009, compared to the same periods of the prior year due to inventory impairments and land option write-offs increases of $7.8 million and $6.6 million, respectively.

West - Homebuilding revenues decreased 60.2% and 63.1% for the three and six months ended April 30, 2009, respectively, compared to the same period of the prior year primarily due to a 51.9% and 55.3% decrease in homes delivered and an 18.3% and 17.5% decrease in average selling price for the three and six months ended April 30, 2009, respectively. The decrease in deliveries was the result of the continued slowing of the housing market in California and reduced active communities as more than half of our mothballed communities are in the West. Loss before income taxes decreased $67.1 million and $114.4 million to a loss of $155.1 million and $195.8 million for the three and six months ended April 30, 2009, respectively. The decreased loss for the three and six months ended April 30, 2009 compared to the same periods of the prior year was primarily due to a $45.7 million and $78.4 million decrease in inventory impairments and land option write-offs taken in the first and second quarter of fiscal 2009, respectively, compared to the first and second quarter of fiscal 2008. In addition gross margin before interest expense increased for the three and six months ended April 30, 2009, as we are starting to see signs of price stabilization in this market and the benefit of impairment reserve reversals as homes are delivered.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three and six months ended April 30, 2009, financial services provided $2.5 million and $4.1 million in income before income taxes, compared to $4.1 million and $7.2 million for the same period in 2008. The decrease in pretax profit for the three and six months ended April 30, 2009 was due to decreased mortgage settlements and a decrease in the average loan amount, partially offset by a reduction in costs. The volume of our financial services business declines as our homebuilding deliveries decline.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $18.4 million for the three months ended April 30, 2009, compared to $20.5 million for the three months ended April 30, 2008 and increased to $49.3 million for the six months ended April 30, 2009 from $41.7 million for the six months ended April 30, 2008. During the first quarter of fiscal 2009, the Chief Executive Officer, Chief Financial Officer and each of the non-executive members of the Board of Directors consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights). As a result of this cancellation, we recorded additional expense of $12.3 million. This charge to operations is offset by a credit to paid in capital. Excluding this option cancellation expense, corporate, general and administrative expenses decreased $2.2 million and $4.7 million for the three and six months ended April 30, 2009, respectively, compared to the same periods in 2008, primarily due to reduced salaries resulting from headcount reduction, and lower bonus accruals.

Other Interest

Other interest increased $18.1 million and $41.8 million for the three and six months ended April 30, 2009, compared to the three and six months ended April 30, 2008. The increase was primarily due to direct expensing of interest. Beginning in the third quarter of fiscal 2008, our assets that qualify for interest capitalization (inventory under development) no longer exceed our debt, and therefore the portion of interest not covered by qualifying assets must be directly expensed.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, legal fees related to shareholder lawsuits, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations increased to $4.9 million and $6.6 million for the three and six months ended April 30, 2009, compared to $1.8 million and $3.3 million for the three and six months ended April 30, 2008. The increase was primarily due to additional bond expense related to the issuance of 11 1/2% Notes due 2013 in May 2008. Amortization of these Notes did not start until June of 2008.

Intangible Amortization

Intangible amortization decreased $0.3 million and $1.2 million for the three and six months ended April 30, 2009, when compared to the same periods in 2008. At the end of fiscal year 2008, we wrote off all of our remaining intangible assets. As a result, there was zero expense for the three and six months ended April 30, 2009.

Gain on Extinguishment of Debt

During the three and six months ended April 30, 2009, we repurchased in the open market a total of $525.0 million principal amount and $578.3 million principal amount, respectively, of various issues of our unsecured senior notes and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $208.4 million and $223.1 million, respectively, plus accrued and unpaid interest. We recognized a gain of $311.3 million and $349.5 million, respectively, net of the write-off of unamortized discounts and fees, related to these purchases which represent the difference between the principal amounts of the notes and the aggregate purchase price. In addition, on December 3, 2008, we exchanged a total of $71.4 million principal amount of various issues of our unsecured senior notes due 2012 through 2017 for $29.3 million in senior secured 18% notes due 2017. This exchange resulted in a recognized gain of $41.3 million. We may continue to make additional debt purchases and/or exchanges through open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures increased $6.7 million and $24.2 million to a loss of $10.1 million and $32.7 million for the three and six months ended April 30, 2009, when compared to the same periods last year. The increased loss in 2009 is mainly due to the write down of our investment in one of our joint ventures where the full investment is likely to be an other than temporary impairment, as well as our share of the losses from inventory impairments from another joint venture. These losses were offset by the fact that we are no longer recording any loss in one of our joint ventures because we wrote off our investment in that joint venture in the fourth quarter of fiscal 2008.

Total Taxes

Total tax provision was $21.2 million and $21.8 million for the three and six months ended April 30, 2009, respectively. We fully reserve our net deferred tax assets created when we generate losses. We do not expect to record any additional net tax benefits unless there is a tax law change or we begin to generate profits. During the second quarter of fiscal 2009, we recorded state taxes related to income generated in certain states as a result of the gain on extinguishment of debt, as well as an increase to state tax liabilities to eliminate the assumed federal benefit that previously had been booked because we are currently not able to recognize deferred tax assets for our federal NOLs in our financial statements.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Due to the continued downturn in the homebuilding industry during 2007, 2008 and into 2009, we are in a cumulative loss position over the most recent three year period. Based on the requirements of SFAS 109, this three year cumulative loss and the uncertainty of the timing of our ability to generate profits required us to provide a valuation allowance for our deferred tax assets. Our valuation allowance for current and deferred taxes increased $42.2 million and $121.6 million, respectively, during the three and six months ended April 30, 2009, to $797.1 million at April 30, 2009. In the first quarter of 2009, we received a tax refund of $145.2 million thus realizing the tax assets recorded as of October 31, 2008.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 59.6% of our homebuilding cost of sales.

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

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Item 1A “Risk Factors” in our Form 10-K for the year ended October 31, 2008 and in Part II, Item 1A “Risk Factors” in this Form 10-Q. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit under our secured master repurchase agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk, but we do not believe that this risk is material. The following table sets forth as of April 30, 2009, our long-term debt obligations principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2009 by Year of Expected Maturity Date
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	FV at April 30, 2009

Long term debt(1):
Fixed rate	$820	$29,691	$879	$160,050	$697,232	$1,028,662	$1,917,334	$1,063,087
Weighted average interest rate	6.65%	6.02%	6.76%	8.38%	10.98%	7.36%	8.74%

(1) Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.

There have been no material changes in market risk for our variable rate debt under our Amended Credit Agreement at April 30, 2009 from those described in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2009. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures as of April 30, 2009 are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The price of our common stock may fall below the minimum allowed by New York Stock Exchange (NYSE) listing requirements.

Our common stock is listed on the NYSE. The NYSE requires that listed stocks trade at or above $1.00 per share. During the six months ended April 30, 2009, the closing price of our stock had fallen below $1.00 per share for a number of days, but at April 30, 2009, was trading above the $1.00 minimum. However, if the average closing price is below $1.00 per share for 30 consecutive trading days, the NYSE may send us a de-listing notification. Within ten days after receiving such notification, we can submit a proposal to the NYSE to bring our stock price above $1.00 within six months. However, there can be no assurance we will be successful in implementing such a proposal. If our common stock were to be de-listed from the NYSE, it would be traded over the counter, unless we were able to list it on another exchange. A de-listing by the NYSE would likely cause trading in our stock to be less liquid.

The NYSE has temporarily suspended the stock-price continued listing standard through June 30, 2009. Following the temporary rule suspension, any new events of noncompliance with the NYSE’s stock price continued listing standard would be determined based on a consecutive 30 trading-day period commencing on June 30, 2009. Factors out of our control or unrelated to our operating results could also cause our stock price to decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 5, 2004). No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal first and second quarters of 2009 (excluding any purchases that may have been made by certain members of the Hovnanian family, which would have been reported in filings with the Securities and Exchange Commission). The maximum number of shares that may yet be purchased under the Company’s plans or programs is 0.6 million.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual stockholders meeting on March 19, 2009 at 10:30 a.m. at the offices of Simpson Thacher & Bartlett, 425 Lexington Avenue, New York, New York. The following matters were voted upon at the meeting:

(1)

Election of all Directors to hold office until the next Annual Meeting of Stockholders. There were no broker non-votes and abstentions were counted and had the same effect as a vote against the Director. The elected Directors were:

	Class A		Class B
	Votes For	Votes Withheld	Votes For	Votes Withheld

K. Hovnanian	40,475,586	12,577,382	144,672,869	22,006
A. Hovnanian	40,606,397	12,446,571	144,672,869	22,006
R. Coutts	48,361,732	4,691,236	144,672,169	2,706
E. Kangas	48,292,331	4,760,637	144,694,169	706
J. Marengi	50,721,834	2,331,134	144,692,169	2,706
J. Robbins	50,277,046	2,775,922	144,692,169	2,706
J. Sorsby	40,270,751	12,782,217	144,672,869	22,006
S. Weinroth	45,331,697	7,721,271	144,692,169	2,706

(2) Ratification of the selection of Deloitte & Touche, LLP as independent registered public accountants for the fiscal year ending October 31, 2009. There were no broker non-votes.

	Class A	Class B

Votes For	51,722,819	144,692,549
Votes Against	946,214	2,326
Abstain	383,934	0

Item 6. Exhibits

3(a)	Certificate of Incorporation of the Registrant.(1)
3(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(2)
3(c)	Restated Bylaws of the Registrant.(3)
4(a)	Specimen Class A Common Stock Certificate. (6)
4(b)	Specimen Class B Common Stock Certificate. (6)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(4)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(5)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed December 9, 2008.

(3)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2007 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	June 5, 2009
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer and Treasurer

DATE:	June 5, 2009
/S/PAUL W. BUCHANAN
Paul W. Buchanan
Senior Vice President/
Chief Accounting Officer