Form 10-Q
period 2009-07-31
HOVNANIAN ENTERPRISES INC
filed 2009-09-04
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For quarterly period ended JULY 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 62,649,376 shares of Class A Common Stock and 14,574,819 shares of Class B Common Stock were outstanding as of September 1, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [	] Accelerated Filer [ X ]
Non-Accelerated Filer [	]	(Do not check if smaller reporting company)	Smaller Reporting Company [	]

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX	PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of July 31,
2009 (unaudited) and October 31, 2008	3

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended July 31, 2009 and 2008	5

Condensed Consolidated Statement of Stockholders'
Equity (unaudited) for the nine months ended July 31, 2009	6

Condensed Consolidated Statements of Cash Flows (unaudited) for
the nine months ended July 31, 2009 and 2008	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	63

Item 4. Controls and Procedures	63

PART II. Other Information
Item 1. Legal Proceedings	64

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	64

Item 4. Submission of Matters to a Vote of Security Holders	64

Item 6. Exhibits	65

Signatures	66

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	July 31, 2009	October 31, 2008
ASSETS	(unaudited)	(1)

Homebuilding:
Cash and cash equivalents	$545,591	$838,207

Restricted cash and cash equivalents	19,688	4,324

Inventories - at the lower of cost or fair value:
Sold and unsold homes and lots under development	760,781	1,342,584

Land and land options held for future
development or sale	464,980	644,067

Consolidated inventory not owned:
Specific performance options	31,554	10,610
Variable interest entities	43,141	77,022
Other options	46,465	84,799

Total consolidated inventory not owned	121,160	172,431

Total inventories	1,346,921	2,159,082

Investments in and advances to unconsolidated
joint ventures	35,622	71,097

Receivables, deposits, and notes	62,994	78,766

Property, plant, and equipment – net	79,595	92,817

Prepaid expenses and other assets	123,915	156,595

Total homebuilding	2,214,326	3,400,888

Financial services:
Cash and cash equivalents	5,538	9,849
Restricted cash	2,627	4,005
Mortgage loans held for sale or investment	60,287	90,729
Other assets	2,672	5,025

Total financial services	71,124	109,608

Income taxes receivable – including net deferred
tax benefits	-	126,826

Total assets	$2,285,450	$3,637,322

(1) Derived from the audited balance sheet as of October 31, 2008.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	July 31, 2009	October 31, 2008
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	(unaudited)	(1)

Homebuilding:
Nonrecourse land mortgages	$ -	$820
Accounts payable and other liabilities	313,883	420,695
Customers’ deposits	25,669	28,676
Nonrecourse mortgages secured by operating
properties	21,711	22,302
Liabilities from inventory not owned	80,882	135,077

Total homebuilding	442,145	607,570

Financial services:
Accounts payable and other liabilities	8,887	10,559
Mortgage warehouse line of credit	49,820	84,791

Total financial services	58,707	95,350

Notes payable:
Senior secured notes	624,705	594,734
Senior notes	970,605	1,511,071
Senior subordinated notes	173,495	400,000
Accrued interest	28,977	72,477

Total notes payable	1,797,782	2,578,282

Income tax payable	60,428	-

Total liabilities	2,359,062	3,281,202

Minority interest related to inventory not owned	30,183	24,880

Minority interest in consolidated joint ventures	732	976

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value - authorized 100,000
shares; issued 5,600 shares at July 31,
2009 and at October 31, 2008 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value – authorized
200,000,000 shares; issued 74,344,096 shares at
July 31, 2009 and 73,803,879 shares at
October 31, 2008 (including 11,694,720
shares at July 31, 2009 and
October 31, 2008 held in Treasury)	743	738
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) – authorized
30,000,000 shares; issued 15,266,567 shares at
July 31, 2009 and 15,331,494 shares at
October 31, 2008 (including 691,748 shares at
July 31, 2009 and October 31, 2008 held in
Treasury)	153	153
Paid in capital - common stock	449,773	418,626
Accumulated deficit	(575,238)	(109,295)
Treasury stock - at cost	(115,257)	(115,257)

Total stockholders’(deficit) equity	(104,527)	330,264

Total liabilities and stockholders’ (deficit) equity	$2,285,450	$3,637,322

(1) Derived from the audited balance sheet as of October 31, 2008.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Revenues:
Homebuilding:
Sale of homes	$367,141	$692,690	$1,107,891	$2,500,192
Land sales and other revenues	11,044	9,750	24,731	45,863

Total homebuilding	378,185	702,440	1,132,622	2,546,055
Financial services	8,929	14,101	26,275	40,626

Total revenues	387,114	716,541	1,158,897	2,586,681

Expenses:
Homebuilding:
Cost of sales, excluding interest	337,869	635,533	1,029,693	2,345,942
Cost of sales interest	24,621	35,473	73,790	98,633
Inventory impairment loss and land option write-offs	101,130	110,933	521,505	446,961

Total cost of sales	463,620	781,939	1,624,988	2,891,536

Selling, general and administrative	55,264	90,004	187,130	287,819

Total homebuilding	518,884	871,943	1,812,118	3,179,355

Financial services	6,345	8,234	19,568	27,554

Corporate general and administrative	15,494	20,481	64,763	62,166

Other interest	23,942	10,655	66,696	11,657

Other operations	1,957	3,368	8,550	6,658

Intangible amortization	-	293	-	1,520

Total expenses	566,622	914,974	1,971,695	3,288,910

Gain on extinguishment of debt	37,016	-	427,804	-

Loss from unconsolidated joint
ventures	(5,537)	(920)	(38,220)	(9,356)

Loss before income taxes	(148,029)	(199,353)	(423,214)	(711,585)

State and federal income tax provision (benefit):
State	1,542	1,476	23,318	15,700
Federal	19,341	1,648	19,411	(53,154)

Total taxes	20,883	3,124	42,729	(37,454)

Net loss	$(168,912)	$(202,477)	$(465,943)	$(674,131)

Per share data:
Basic and assuming dilution:
Loss per common share	$(2.16)	$(2.67)	$(5.96)	$(9.98)
Weighted average number of common
shares outstanding	78,065	75,723	78,208	67,574

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY (In Thousands Except Share Amounts) (unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance, November 1, 2008	62,109,159	$738	14,639,746	$153	5,600	$135,299	$418,626	$(109,295)	$(115,257)	$330,264

Stock options amortization and issuances, net of tax							3,851			3,851

Stock option cancellations							12,269			12,269

Restricted stock amortization, issuances and forfeitures, net of tax	475,290	5					15,027			15,032

Conversion of Class B to Class A Common Stock	64,927		(64,927)							-

Net loss								(465,943)		(465,943)

Balance, July 31, 2009	62,649,376	$743	14,574,819	$153	5,600	$135,299	$449,773	$(575,238)	$(115,257)	$(104,527)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (unaudited)
	Nine Months Ended
	July 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(465,943)	$(674,131)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	13,114	13,603
Intangible amortization	-	1,520
Compensation from stock options and awards	10,968	11,729
Stock option cancellations	12,269	-
Amortization of bond discounts and deferred financing costs	915	490
Excess tax payments from share-based payment	-	2,287
Loss (gain) on sale and retirement of property
and assets	320	(2,304)
Loss from unconsolidated joint ventures	38,220	9,356
Distributions of earnings from unconsolidated joint ventures	2,418	4,831
Gain on extinguishment of debt	(427,804)	-
Deferred income taxes	-	105,302
Impairment and land option write-offs	521,505	446,961
Decrease (increase) in assets:
Mortgage notes receivable	30,458	91,562
Restricted cash, receivables, prepaids, deposits and
other assets	36,035	61,929
Inventories	272,123	426,761
State and Federal income tax assets	126,826	(46,644)
(Decrease) increase in liabilities:
State and Federal income tax liability	60,428	-
Customers’ deposits	(3,007)	(21,873)
Accounts payable, interest and other accrued liabilities	(174,230)	(143,975)
Net cash provided by operating activities	54,615	287,404
Cash flows from investing activities:
Net proceeds from sale of property and assets	1,009	3,539
Purchase of property, equipment and other fixed assets and acquisitions	(552)	(4,224)
Investments in and advances to unconsolidated
joint ventures	(9,637)	(14,793)
Distributions of capital from unconsolidated joint ventures	4,596	13,005
Net cash used in investing activities	(4,584)	(2,473)
Cash flows from financing activities:
(Payments) proceeds from mortgages and notes	(1,864)	94
Net proceeds from senior secured notes
(including deferred financing costs)	-	572,623
Net proceeds related to revolving
credit agreement (includes deferred financing costs)	-	(215,780)
Net payments related to mortgage
warehouse line of credit	(34,971)	(87,991)
Deferred financing costs from note issuances	(3,987)	-
Principal payments and debt repurchases	(306,136)	(9,237)
Excess tax payments from share-based payment	-	(2,287)
Net proceeds from sale of stock and employee stock plan	-	127,079
Net cash (used in) provided by financing activities	(346,958)	384,501
Net (decrease) increase in cash and cash equivalents	(296,927)	669,432
Cash and cash equivalents balance, beginning
of period	848,056	16,233
Cash and cash equivalents balance, end of period	$551,129	$685,665

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Nine Months Ended
	July 31,
	2009	2008
Supplemental disclosures of cash flow:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$181,136	$115,363
Income taxes	$(145,437)	$(95,976)

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

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and cash flows. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2008 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. In preparing these financial statements, the Company has evaluated subsequent events and transactions for potential recognition or disclosure through September 4, 2009, the date the financial statements were filed with the Securities and Exchange Commission.

2. For the three and nine months ended July 31, 2009, the Company’s total stock-based compensation expense was $2.0 million (net of tax) and $23.2 million (net of tax), respectively. Included in this total stock-based compensation expense was the vesting of stock options of $0.7 million (net of tax) and $16.1 million (net of tax) for the three and nine months ended July 31, 2009, respectively. Included in the three and nine months ended July 31, 2009 is a $0.8 million adjustment for the change in our estimated forfeiture rate. Also, included in the nine months ended July 31, 2009 is $12.3 million (net of tax) for stock option cancellations that occurred in the first quarter of fiscal 2009. The Chief Executive Officer, Chief Financial Officer and each of the non-executive members of the Board of Directors consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect to the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights).

3. Interest costs incurred, expensed and capitalized were:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2009	2008	2009	2008

Interest capitalized at
beginning of period	$179,282	$177,602	$170,107	$155,642
Plus interest incurred (1)	43,944	51,268	145,042	137,390
Less cost of sales interest
expensed	(24,621)	(35,473)	(73,790)	(98,633)
Less other interest expensed (2)	(23,942)	(10,655)	(66,696)	(11,657)
Interest capitalized at
end of period (3)	$174,663	$182,742	$174,663	$182,742

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

4. Accumulated depreciation at July 31, 2009 and October 31, 2008 amounted to $79.7 million and $70.5 million, respectively, for our homebuilding property, plant and equipment.

5. In accordance with Financial Accounting Standards Board Statement No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long Lived Assets, we record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimated the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the nine months ended July 31, 2009, our discount rates used for the impairments recorded range from 14.3% to 20.3%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. As a result of a continued decline in sales price and general market conditions, we recorded inventory impairments, for the three months ended July 31, 2009 and 2008, of $94.6 million and $80.2 million, respectively, and for the nine months ended July 31, 2009 and 2008, of $491.4 million and $380.4 million, respectively, each of which are presented in the Condensed Consolidated Statements of Operations as part of “Inventory impairment loss and land option write-offs” and deducted from inventories as presented in the Condensed Consolidated Balance Sheets.

The following table represents inventory impairments by homebuilding segment for the three and nine months ended July 31, 2009 and 2008:

	Three Months Ended			Three Months Ended
(Dollars in millions)	July 31, 2009			July 31, 2008
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	5	$20.3	$65.9	-	$ -	$ -
Mid-Atlantic	9	14.5	36.5	16	20.4	74.1
Midwest	4	1.4	5.0	-	-	-
Southeast	17	2.8	11.8	17	16.7	34.4
Southwest	7	6.0	21.3	13	21.8	59.6
West	9	49.6	72.7	18	21.3	63.8
Total	51	$94.6	$213.2	64	$80.2	$231.9

	Nine Months Ended			Nine Months Ended
(Dollars in millions)	July 31, 2009			July 31, 2008
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	24	$181.9	$392.7	6	$14.7	$105.8
Mid-Atlantic	46	40.8	131.8	22	32.0	125.6
Midwest	8	5.4	17.0	4	5.6	20.2
Southeast	73	28.3	94.1	29	34.5	106.2
Southwest	41	32.4	84.4	24	44.0	117.4
West	49	202.6	372.2	55	249.6	744.0
Total	241	$491.4	$1,092.2	140	$380.4	$1,219.2

(1) Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Condensed Consolidated Statements of Operations line entitled "Inventory impairment loss and land option write-offs" also includes write-offs of capitalized approval, engineering and interest costs that we record when we redesign communities and/or abandon certain engineering costs or the write-off of the deposit when we do not intend to exercise options (“walk-away”) in various locations because the communities' projected profitability will not produce adequate returns on investment commensurate with the risk. The total aggregate write-offs were $6.5 million and $30.8 million for the three months ended July 31, 2009 and 2008, respectively, and $30.1 million and $66.6 million for the nine months ended July 31, 2009 and 2008, respectively.

            The following table represents write-offs of such costs and the related number of lots by homebuilding segment for the three and nine months ended July 31, 2009 and 2008:

	Three Months Ended				Nine Months Ended
(Dollars in millions)	July 31,				July 31,
	2009		2008		2009		2008
	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	78	$3.2	121	$4.4	684	$9.7	574	$9.2
Mid-Atlantic	4	(0.3)	1,703	19.8	1,906	8.2	4,231	35.6
Midwest	64	-	257	0.7	222	1.4	257	0.7
Southeast	-	-	1,299	5.1	153	(0.1)	3,053	12.1
Southwest	121	3.6	173	0.4	879	10.3	603	4.9
West	158	-	180	0.4	158	0.6	419	4.1
Total	425	$6.5	3,733	$30.8	4,002	$30.1	9,137	$66.6

As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities in some of our segments where we have determined the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”. During the third quarter of fiscal 2009, we mothballed nine communities with a net book value of $43.0 million, net of an impairment reserve balance of $15.8 million. Also during the third quarter of fiscal 2009, we sold four previously mothballed communities and re-activated four previously mothballed communities, which combined had a net book value of $11.8 million, net of an impairment reserve balance of $23.3 million. As of July 31, 2009, the net book value associated with our 77 total mothballed communities was $376.3 million, net of an impairment reserve balance of $509.1 million.

6. We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general and administrative costs. For homes delivered in fiscal 2009 and 2008, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges in the warranty reserve and general liability accrual for the three and nine months ended July 31, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2009	2008	2009	2008

Balance, beginning of period	$118,887	$123,566	$125,738	$120,653
Additions	21,610	15,504	42,657	50,311
Charges incurred	(10,839)	(12,741)	(38,737)	(44,635)
Balance, end of period	$129,658	$126,329	$129,658	$126,329

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

Insurance claims paid by our insurance carriers were $6.8 million and $11.9 million for the three months ended July 31, 2009 and 2008, respectively, and $26.3 million and $18.9 million for the nine months ended July 31, 2009 and 2008, respectively, for prior year deliveries.

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

The Company is also involved in the following litigation:

The Company, Chief Executive Officer and President Ara K. Hovnanian, Executive Vice President and Chief Financial Officer J. Larry Sorsby and a former officer of a Company subsidiary have been named as defendants in a purported class action. The original complaint, which only named Mr. Sorsby as a defendant, was filed on September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby. On January 31, 2008, the court appointed Herbert Mankofsky as Lead Plaintiff. On February 19, 2008, the action was transferred to the United States District Court for the District of New Jersey. On March 10, 2008, plaintiff filed an amended complaint, captioned In re Hovnanian Enterprises, Inc. Securities Litigation, alleging, among other things, that the defendants violated federal securities laws by making false and misleading statements regarding the Company’s business and future prospects in connection with the Company’s acquisition of First Home Builders of Florida. The Company filed a Motion to Dismiss the amended complaint on July 14, 2008. On September 11, 2008, plaintiff filed his opposition to the Motion to Dismiss. The Company filed its reply brief on October 28, 2008. In March, 2009, the parties agreed that the Motion to Dismiss would be withdrawn and that the Plaintiffs would file a second amended complaint. The Company’s insurance carrier has agreed to provide coverage for the case under the Company’s insurance policy, therefore the maximum exposure to the Company is the deductible, which has already been incurred and expensed as defense costs. The matter has been resolved, pending court approval, with no further payments from the Company.

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

8. Cash and cash equivalents include cash deposited in checking accounts, repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At July 31, 2009, $539.1 million of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

9. On May 16, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). On May 27, 2008, in conjunction with the consummation of the issuance of $600 million of 11 1/2% Senior Secured Notes due 2013, the Amendment became effective. The Amendment decreased the aggregate amount of commitments under the Amended Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Availability under the Amended Credit Agreement equals the lesser of $300 million and the amount available pursuant to the borrowing base. The sub-limit for revolving loans is $100 million. Borrowings under the Amended Credit Agreement bear interest at a rate equal, at the Company’s option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company is required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. As of both July 31, 2009 and October 31, 2008, there was zero drawn under the Amended Credit Agreement, excluding letters of credit totaling $138.3 million and $197.5 million, respectively.

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

The Amended Credit Agreement has covenants that prohibit the payment of dividends on, and the making of distributions with respect to, common and preferred stock and that restrict, among other things, the ability of the Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of July 31, 2009, we believe we were in compliance with the covenants under the Amended Credit Agreement.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with a group of banks is a short term borrowing facility, which was amended on March 6, 2009, extending the maturity to March 5, 2010 and reducing the capacity to $60 million from $151 million. Interest is payable monthly, at the Company’s option, at either LIBOR plus 2.00% or the prime rate, with a rate floor of 4.25% on both. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”) to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2009, we believe we were in compliance with the covenants of the Master Repurchase Agreement. As of July 31, 2009, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $49.8 million.

10. At July 31, 2009, we had $629.3 million ($624.7 million net of discount) of outstanding senior secured notes, comprised of $600.0 million 11 1/2% Senior Secured Notes due 2013 and $29.3 million 18% Senior Secured Notes due 2017. At July 31, 2009 we also had $972.7 million of outstanding senior notes ($970.6 million net of discount), comprised of $43.5 million 8% Senior Notes due 2012, $144.0 million 6 1/2% Senior Notes due 2014, $114.3 million 6 3/8% Senior Notes due 2014, $129.3 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.5 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017. In addition, we had $173.5 million of outstanding senior subordinated notes, comprised of $11.1 million 6% Senior Subordinated Notes due 2010, $69.0 million 8 7/8% Senior Subordinated Notes due 2012, and $93.4 million 7 3/4% Senior Subordinated Notes due 2013.

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

During the nine months ended July 31, 2009, we repurchased in open market transactions $11.3 million principal amount of 8% Senior Notes due 2012, $58.9 million principal amount of 6 1/2% Senior Notes due 2014, $33.6 million principal amount of 6 3/8% Senior Notes due 2014, $61.3 million principal amount of 6 1/4% Senior Notes due 2015, $88.9 million principal amount of 6 1/4% Senior Notes due 2016, $78.5 million principal amount of 7 1/2% Senior Notes due 2016, $41.8 millions principal amount of 8 5/8% Senior Notes due 2017, $71.1 million principal amount of 6% Senior Subordinated Notes due 2010, $79.1 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $53.8 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $223.1 million, plus accrued and unpaid interest. There were no open market repurchases during the three months ended July 31, 2009. These repurchases resulted in a gain on extinguishment of debt of $349.5 million for the nine months ended July 31, 2009, net of the write-off of unamortized discounts and fees. The gains from the exchanges and repurchases are included in the Condensed Consolidated Statement of Operations for the nine months ended July 31, 2009 as “Gain on extinguishment of debt”.

On July 21, 2009, we completed cash tender offers whereby we purchased (1) in a fixed price tender offer, approximately $17.8 million principal amount of 6% Senior Subordinated Notes due 2010 for approximately $17.5 million, plus accrued and unpaid interest, (2) in a modified “Dutch Auction,” a total of approximately $49.5 million principal amount of 8% Senior Notes due 2012, 8 7/8% Senior Subordinated Notes due 2012 and 7 3/4% Senior Subordinated Notes due 2013 for approximately $36.1 million, plus accrued and unpaid interest and (3) in a modified “Dutch Auction,” a total of approximately $51.9 million of 6 1/2% Senior Notes due 2014, 6 3/8% Senior Notes due 2014, 6 1/4% Senior Notes due 2015, 6 1/4% Senior Notes due 2016, 7 1/2% Senior Notes due 2016 and 8 5/8% Senior Notes due 2017 for approximately $26.9 million, plus accrued and unpaid interest. These tender offers resulted in a gain on extinguishment of debt of $37.0 million, net of the write-off of unamortized discounts and fees.

We and each of our subsidiaries are guarantors of the Senior Secured, Senior and Senior Subordinated Notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries and joint ventures and our foreign subsidiary (see Note 21). The indentures governing the Senior Secured, Senior and Senior Subordinated Notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes and senior subordinated notes (with respect to the Senior Secured Notes indentures), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the Senior Secured, Senior and Senior Subordinated Notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2009, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time, through tender offers, open market purchases, private transactions or otherwise, however, going forward our debt covenants will limit our ability to repurchase more debt.

The 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement and, in the case of the 18% Senior Secured notes due 2017, the 11 1/2% Senior Secured Notes due 2013. At July 31, 2009, the aggregate book value of the real property collateral securing these notes was approximately $983.6 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $561.6 million as of July 31, 2009.

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

Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three and nine months ended July 31, 2009 and 2008, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods. As a result, the calculation of diluted earnings per share excludes 3.0 million and 1.8 million stock options and shares of restricted stock for the three and nine months ended July 31, 2009, respectively.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of July 31, 2009, 3.4 million shares of Class A Common Stock have been purchased under this program.

12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. During the nine months ended July 31, 2009 and 2008, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in the Amended Credit Agreement and in the indentures governing our senior secured, senior and senior subordinated notes (See Note 10) and the payment date of April 15, 2009 was the sixth dividend payment date for which dividends on the Series A Preferred Stock have not been paid. As a result, and in accordance with the Certificate of Designations, Powers, Preferences and Rights of the Series A Preferred Stock, we held a meeting of the holders of the Series A Preferred Stock (and hence the depositary shares) on June 24, 2009, for the purpose of nominating two persons to serve as non-voting “Advisory Directors” to attend the portion of meetings of the Board of Directors discussing the agenda item relating to the Series A Preferred Stock until such time as full dividends on the Series A Preferred Stock have been paid for four consecutive quarterly dividend periods. A quorum was not obtained at this meeting. As a result, we were precluded from conducting any business at the meeting and no “Advisory Directors” were nominated.

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

14. Total tax provision was $20.9 million and $42.7 million for the three and nine months ended July 31, 2009, respectively. During fiscal 2009, we recorded $23.0 million for estimated income taxes for amounts that should have been recorded in prior reporting periods. These amounts principally relate to an increase in tax liabilities to eliminate the assumed federal benefit of certain tax accruals. In fiscal 2009, we also recorded an accrual for federal taxes and related interest for a change in estimate of certain temporary differences amounting to $19.3 million. A valuation allowance was established for the entire deferred tax asset resulting from these timing differences. As more fully described in the next paragraph, we fully reserve our net deferred tax assets. We do not expect to record any additional net tax benefits unless there is a tax law change or we begin to generate profits.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to income in prior years, if available or carried forward to income in future years to recover the deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Due to the continued downturn in the homebuilding industry during 2007, 2008 and into 2009, we are in a cumulative loss position over the most recent three year period. Based on the requirements of SFAS 109, this three year cumulative loss and the uncertainty of the timing of our ability to generate profits required us to provide a valuation allowance for our deferred tax assets. Our valuation allowance for current and deferred tax assets increased $76.7 million and $198.3 million, respectively, during the three and nine months ended July 31, 2009. At July 31, 2009, our total valuation allowance amounted to $873.8 million. In the first quarter of 2009, we received a tax refund of $145.2 million thus realizing the tax assets recorded as of October 31, 2008.

We recognize tax liabilities in accordance with Financial Accounting Standards Board (“FASB”) Financial Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Interest expense related to unrecognized tax benefits are recognized in the financial statements as a component of provision/benefit for income taxes.

15. Our operating segments are components of our business for which discrete financial information is available and reviewed regularly by the chief operating decision-maker, our Chief Executive Officer, to evaluate performance and make operating decisions. We have more than 34 homebuilding operating segments, and therefore, it is impractical to provide segment disclosures for this many segments. As such, we have aggregated the homebuilding operating segments into six reportable segments.

The Company’s homebuilding operating segments are aggregated into reportable segments based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics and similar methods used to construct and sell homes. The Company’s reportable segments consist of the following six homebuilding segments and a financial services segment:

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

Corporate and unallocated primarily represents operations at our headquarters in Red Bank, New Jersey. This includes our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. It also includes interest income and interest expense resulting from interest incurred that cannot be capitalized in inventory in the Homebuilding segments. In 2009, corporate and unallocated also included the gain on extinguishment of debt of $427.8 million and cancellation of stock options of $12.3 million.

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

                Financial information relating to the Company’s operations was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,

(In thousands)	2009	2008	2009	2008

Revenues:
Northeast	$86,163	$170,680	$259,610	$522,453
Mid-Atlantic	76,521	116,165	217,362	379,516
Midwest	30,075	51,229	81,069	154,280
Southeast	23,617	70,018	92,404	574,120
Southwest	113,403	142,261	317,370	455,083
West	48,070	149,744	161,438	457,324
Total homebuilding revenues	377,849	700,097	1,129,253	2,542,776
Financial services	8,929	14,101	26,275	40,626
Corporate and unallocated	336	2,343	3,369	3,279
Total revenues	$387,114	$716,541	$1,158,897	$2,586,681

Loss before income taxes:
Northeast	$(43,201)	$(11,249)	$(273,511)	$(47,558)
Mid-Atlantic	(16,834)	(47,439)	(66,590)	(91,284)
Midwest	(3,806)	(7,038)	(18,548)	(29,750)
Southeast	(7,900)	(36,897)	(47,933)	(69,944)
Southwest	(16,036)	(20,880)	(55,760)	(46,510)
West	(63,795)	(52,050)	(259,582)	(362,264)
Homebuilding loss before income taxes	(151,572)	(175,553)	(721,924)	(647,310)
Financial services	2,584	5,867	6,707	13,072
Corporate and unallocated	959	(29,667)	292,003	(77,347)
Loss before income taxes	$(148,029)	$(199,353)	$(423,214)	$(711,585)

	July 31,	October 31,
(In thousands)	2009	2008

Assets:
Northeast	$653,009	$971,429
Mid-Atlantic	246,544	355,012
Midwest	59,518	79,471
Southeast	85,794	146,621
Southwest	219,005	354,279
West	233,675	483,483
Total homebuilding assets	1,497,545	2,390,295
Financial services	71,124	109,608
Corporate and unallocated	716,781	1,137,419
Total assets	$2,285,450	$3,637,322

16. In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”) a variable interest entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

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

At July 31, 2009, all eight VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $6.3 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $43.1 million. Because we do not own an equity interest in any of the unaffiliated VIEs that we must consolidate pursuant to FIN 46R, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At July 31, 2009, the balance reported in minority interest from inventory not owned was $30.2 million. Creditors of these eight VIEs have no recourse against us.

We will continue to control land and lots using options. Not all of our deposits are with VIEs. Including the deposits with the eight VIEs described above, at July 31, 2009, we had total cash and letters of credit deposits amounting to approximately $41.2 million to purchase land and lots with a total purchase price of $639.9 million. The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

(In thousands)		July 31, 2009
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$25,094	$2,387	$27,481
Inventories	377,479	84,517	461,996
Other assets	19,416	109	19,525
Total assets	$421,989	$87,013	$509,002

Liabilities and equity:
Accounts payable and accrued liabilities	$29,191	$16,364	$45,555
Notes payable	324,100	39,301	363,401
Equity of:
Hovnanian Enterprises, Inc.	17,800	11,435	29,235
Others	50,898	19,913	70,811
Total equity	68,698	31,348	100,046
Total liabilities and equity	$421,989	$87,013	$509,002
Debt to capitalization ratio	83%	56%	78%

(In thousands)		October 31, 2008
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$18,660	$3,458	$22,118
Inventories	492,830	83,853	576,683
Other assets	23,410	503	23,913
Total assets	$534,900	$87,814	$622,714

Liabilities and equity:
Accounts payable and accrued liabilities	$43,827	$15,792	$59,619
Notes payable	276,245	43,912	320,157
Equity of:
Hovnanian Enterprises, Inc.	58,694	8,732	67,426
Others	156,134	19,378	175,512
Total equity	214,828	28,110	242,938
Total liabilities and equity	$534,900	$87,814	$622,714
Debt to capitalization ratio	56%	61%	57%

As of July 31, 2009 and October 31, 2008, we had advances outstanding of approximately $18.1 million and $15.6 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above. On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $35.6 million and $71.1 million at July 31, 2009 and October 31, 2008, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. During the first nine months of fiscal 2009, we wrote down certain joint venture investments by $18.0 million, based on our determination that the investment in certain joint ventures has sustained an other than temporary impairment.

	For the Three Months Ended July 31, 2009
(In thousands)	Homebuilding	Land Development	Total

Revenues	$24,387	$9,120	$33,507
Cost of sales and expenses	(29,602)	(9,303)	(38,905)
Net loss	$(5,215)	$(183)	$(5,398)
Our share of net loss	$(774)	$(214)	$(988)

	For the Three Months Ended July 31, 2008
	Homebuilding	Land Development	Total

Revenues	$61,338	$3,914	$65,252
Cost of sales and expenses	(63,715)	(3,864)	(67,579)
Net (loss) income	$(2,377)	$50	$(2,327)
Our share of net loss	$(613)	$(15)	$(628)

	For the Nine Months Ended July 31, 2009
(In thousands)	Homebuilding	Land Development	Total

Revenues	$73,314	$12,611	$85,925
Cost of sales and expenses	(189,967)	(13,880)	(203,847)
Net loss	$(116,653)	$(1,269)	$(117,922)
Our share of net loss	$(19,452)	$(674)	$(20,126)

	For the Nine Months Ended July 31, 2008
	Homebuilding	Land Development	Total

Revenues	$200,352	$16,467	$216,819
Cost of sales and expenses	(237,600)	(16,260)	(253,860)
Net (loss) income	$(37,248)	$207	$(37,041)
Our share of net loss	$(8,591)	$(188)	$(8,779)

Loss from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the loss from these unconsolidated joint ventures disclosed in the tables above compared to the Condensed Consolidated Statements of Operations is due primarily to the write down of our investment in joint ventures where we have determined that our investment has an other than temporary impairment. It is also due to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. Generally, the amount of such financing is targeted to be no more than 50% of the joint venture’s total assets. However, because of impairments realized in the joint ventures the average debt to assets ratio of our joint ventures is currently 78%. This financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under FIN 46R due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

18. Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for us on November 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, which partially defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until November 1, 2009 for the Company. The Company adopted SFAS 157 as it applies to our Financial Services segment effective November 1, 2008. The adoption did not have a material impact on our consolidated financial statements. This pronouncement is effective for our other segments’ non-financial assets in fiscal 2010. We are currently evaluating the impact, if any, that FAS 157 may have on our consolidated financial statements. See Note 19 for additional information.

In April 2009, the FASB issued FSP FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (FSP 157-4). FSP 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 was effective for us for the quarter ended July 31, 2009 and did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). The statement clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS No. 160 is effective for us on November 1, 2009. We are currently evaluating the impact, if any, that SFAS 160 may have on our consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for the Company’s quarter ended July 31, 2009. This statement did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Amendments to FASB Interpretation No. 140, (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FIN 46R to variable interest entities that are qualifying special-purpose entities. SFAS 166 is effective for the Company’s fiscal year beginning November 1, 2009. We are currently evaluating the impact, if any, that SFAS 166 may have on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning November 1, 2009. We are currently evaluating the impact, if any, that SFAS 167 may have on our consolidated financial statements..

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 , (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for the Company’s October 31, 2009 consolidated financial statements. SFAS 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for us on November 1, 2009. We are currently evaluating the impact, if any, that FSP-EITF 03-6-1 may have on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and became effective for us beginning with the first quarter of fiscal 2009. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46 (R) are finalized and approved by the FASB. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46 (R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. This guidance became effective for us for the quarter ended July 31, 2009 and did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments.

This guidance became effective for us for the quarter ended July 31, 2009, and the required disclosures are included in Note 19.

19. Effective November 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for fair value measurements of certain financial instruments. SFAS 157 provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

Level 3	Fair value determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at July 31, 2009

Mortgage loans held for sale (1)	Level 2	$56,074
Interest rate lock commitments	Level 2	416
Forward contracts	Level 2	(1,352)
		$55,138

(1) The difference between the aggregate fair value of $56.1 million and the aggregate unpaid principal balance of $54.7 million is $1.4 million.

The Company elected the fair value option for its loans held-for-sale for mortgage loans originated subsequent to October 31, 2008 in accordance with SFAS 159, which permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held-for-sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the Company adopted SEC Staff Accounting Bulletin No. 109 on February 1, 2008, requiring the recognition of the fair value of its rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in the Company’s loans held-for-sale as of July 31, 2009. Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for under SFAS 159 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss). The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended July 31, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$822	$401	$(1,450)

	Nine Months Ended July 31, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$2,348	$910	$(2,860)

The Financial Services segment had a pipeline of loan applications in process of $382.9 million at July 31, 2009. Loans in process for which interest rates were committed to the borrowers totaled approximately $80.5 million as of July 31, 2009. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At July 31, 2009, the segment had open commitments amounting to $25.0 million to sell MBS with varying settlement dates through September 14, 2009.

Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale or investment, nonrecourse land and operating properties mortgages, our revolving credit agreement, mortgage warehouse line of credit, accrued interest, and the Senior Secured, Senior and Senior Subordinated Notes payable. The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. The fair value of each of the Senior Secured, Senior and Senior Subordinated Notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the Senior Secured, Senior and Senior Subordinated Notes is estimated at $587.3 million, $532.2 million and $96.9 million, respectively, as of July 31, 2009. Unless otherwise disclosed, the fair value of our financial instruments approximates their recorded values.

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

21. The Parent is the issuer of publicly traded common stock and preferred stock (represented by depository shares). One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of July 31, 2009 had issued and outstanding $629.3 million face value of senior secured notes ($624.7 million, net of discount), $972.7 million face value of senior notes ($970.6 million, net of discount), $173.5 million of senior subordinated notes, and had zero drawn under the Amended Credit Agreement (see Notes 9 and 10). The senior secured notes, senior notes, senior subordinated notes, and the Amended Credit Agreement are fully and unconditionally guaranteed by the Parent.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 31, 2009
(In thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$15,220	$590,501	$1,554,763	$53,842		$$2,214,326
Financial services			4,129	66,995		71,124
Income taxes (payable) receivable
Investments in and amounts due to and from consolidated subsidiaries	(101,730)	2,443,919	(2,347,879)	(50,374)	56,064	-
Total assets	$(86,510)	$3,034,420	$(788,987)	$70,463	$56,064	$2,285,450

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY:
Homebuilding		$$1,096	$433,847	$7,202		$$442,145
Financial services			3,561	55,146		58,707
Notes payable		1,797,688	94			1,797,782
Income taxes payable	18,017		42,411			60,428
Minority interest			30,183	732		30,915
Stockholders’ (deficit) equity	(104,527)	1,235,636	(1,299,083)	7,383	56,064	(104,527)
Total liabilities and stockholders’ (deficit) equity	$(86,510)	$3,034,420	$(788,987)	$70,463	$56,064	$2,285,450

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

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2009
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$13	$321	$378,854	$240	$(1,243)	$378,185
Financial services			2,117	6,812		8,929
Intercompany charges		44,691	(61,433)	(208)	16,950	-
Equity in pretax income
of consolidated
subsidiaries	(145,926)				145,926	-
Total revenues	(145,913)	45,012	319,538	6,844	161,633	387,114

Expenses:
Homebuilding	1,994	45,143	508,726	543	3,871	560,277
Financial services	122		1,588	4,806	(171)	6,345
Total expenses	2,116	45,143	510,314	5,349	3,700	566,622
Gain on extinguishment
of debt		37,041	(25)			37,016
Loss from
unconsolidated joint
ventures			(290)	(5,247)		(5,537)
(Loss) income before income taxes	(148,029)	36,910	(191,091)	(3,752)	157,933	(148,029)
State and federal
income tax
provision (benefit)	20,883	12,918	2,727	1,772	(17,417)	20,883
Net (loss) income	$(168,912)	$23,992	$(193,818)	$(5,524)	$175,350	$(168,912)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2008
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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2009
(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$13	$3,287	$1,131,675	$1,366	$(3,719)	$1,132,622
Financial services			5,938	20,337		26,275
Intercompany charges		170,658	(202,290)	(725)	32,357	-
Equity in pretax income
of consolidated
subsidiaries	(399,879)				399,879	-
Total revenues	(399,866)	173,945	935,323	20,978	428,517	1,158,897

Expenses:
Homebuilding	22,852	148,323	1,785,051	2,233	(6,332)	1,952,127
Financial services	496		4,971	14,474	(373)	19,568
Total expenses	23,348	148,323	1,790,022	16,707	(6,705)	1,971,695
Gain on extinguishment
of debt		427,598	206			427,804
Loss from
unconsolidated joint
ventures			(32,435)	(5,785)		(38,220)
(Loss) income before income taxes	(423,214)	453,220	(886,928)	(1,514)	435,222	(423,214)
State and federal income
tax provision (benefit)	42,729	158,627	(120,906)	806	(38,527)	42,729
Net (loss) income	$(465,943)	$294,593	$(766,022)	$(2,320)	$473,749	$(465,943)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2008
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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2009
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(465,943)	$294,593	$(766,022)	$(2,320)	$473,749	$(465,943)
Adjustments to reconcile net
income (loss) to net cash
provided by (used in)
operating activities	(241,775)	(235,596)	1,472,503	(825)	(473,749)	520,558
Net cash (used in) provided by
operating activities	(707,718)	58,997	706,481	(3,145)	-	54,615

Net cash (used in)
investing activities			253	(4,837)		(4,584)

Net cash provided by (used in)
financing activities		(310,123)	(1,864)	(34,971)		(346,958)

Intercompany investing and financing activities – net	707,711	(41,393)	(701,935)	35,617		-
Net increase (decrease) in cash	(7)	(292,519)	2,935	(7,336)	-	(296,927)
Cash and cash equivalents
balance, beginning of period	17	846,495	(15,950)	17,494	-	848,056

Cash and cash equivalents balance, end of period	$10	$553,976	$(13,015)	$10,158	$ -	$551,129

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2008
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(674,131)	$96,671	$(678,379)	$10,924	$570,784	$(674,131)
Adjustments to reconcile net (loss)
income to net cash provided by
(used in) operating activities	68,328	(131,836)	1,478,364	117,463	(570,784)	961,535
Net cash provided by (used in) operating activities	(605,803)	(35,165)	799,985	128,387	-	287,404

Net cash (used in) investing activities			(2,506)	33		(2,473)

Net cash provided by (used in)
financing activities	126,376	356,843	(10,727)	(87,991)		384,501

Intercompany investing and financing activities – net	479,318	338,232	(781,420)	(36,130)		-
Net increase (decrease) in cash	(109)	659,910	5,332	4,299	-	669,432
Cash and cash equivalents
balance, beginning of period	126	31,993	(21,225)	5,339		16,233

Cash and cash equivalents balance, end of period	$17	$691,903	$(15,893)	$9,638	$ -	$685,665

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006 and continuing through today, the U. S. housing market has been impacted by a lack of consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-prime mortgage products. The overall economy has weakened significantly and fears of a prolonged recession are pronounced due to rising unemployment levels, further deterioration in consumer confidence and the reduction in extensions of credit and consumer spending. As a result, we have experienced significant decreases in our revenues and gross margins during 2007 and 2008 and through the third quarter of 2009 compared with prior years. Additionally, we incurred total land-related impairment charges of $710.1 million for the year ended October 31, 2008 and $521.5 million for the nine months ended July 31, 2009. These charges resulted from the write-off of deposit and preacquisition costs of $30.1 million related to land we no longer plan to pursue and impairments on owned inventory of $491.4 million. The charges for the nine months ended July 31, 2009, are largely related to the continued decline in land values and are in addition to the $1.5 billion total land-related charges, consisting of $380.6 million from the write-off of deposits plus preacquisition costs and impairments on owned land of $1.1 billion we have taken from the fourth quarter of our fiscal year ended October 31, 2006 through October 31, 2008. In addition to land related charges, the continued weakening of the market resulted in impairments of our intangible assets and goodwill of $3.3 million, $135.2 million, and $35.4 million during fiscal 2006, 2007 and 2008, respectively, resulting in a full write-off of these assets as of October 31, 2008.

We have exposure to additional impairments of our inventories, which, as of July 31, 2009, have a book value of $1.3 billion, net of $1.0 billion of impairments recorded on 226 of our communities. We also have $97.0 million invested in 13,395 lots under option, including cash and letters of credit option deposits of $41.2 million as of July 31, 2009. We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it. As of July 31, 2009, we have total investments in, and advances to, unconsolidated joint ventures of $35.6 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our investment in joint ventures for recoverability in accordance with GAAP, which has resulted in total reductions in our investment in joint ventures of $107.3 million from the fourth quarter of fiscal 2006, the first quarter in which we had impairments on our joint ventures, through July 31, 2009. We still have exposure to future write-downs of our investment in unconsolidated joint ventures if conditions continue to deteriorate in the markets in which our joint ventures operate. With respect to goodwill and intangibles, there is no remaining risk of further exposure to impairments because both goodwill and definite life intangibles have been fully written off as of October 31, 2008.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices and continue to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We are delaying and cancelling planned land purchases and renegotiating land prices and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so (we have recently begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces) we currently anticipate minimal investment in new land parcels for the remainder of fiscal 2009. We have also closely evaluated and made reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $165.3 million from $625.2 million in fiscal 2007 to $459.9 million in fiscal 2008 due in large part to a 59% reduction in head count at that time from our peak in June 2006. As of July 31, 2009 our headcount reduction since our peak was 72%. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. For the nine months ended July 31, 2009, homebuilding selling, general and administrative costs declined 35.0% to $187.1 million compared to the nine months ended July 31, 2008. Corporate general and administrative expenses include $12.3 million for certain stock options held by the Chief Executive Officer, Chief Financial Officer and the

non-executive members of the Board of Directors which they elected to cancel during the first quarter of fiscal 2009. Excluding this charge, corporate general and administrative expenses would have declined 15.6% to $52.5 million, compared to the nine months ended July 31, 2008.

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

Income Recognition from Mortgage Loans - Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of non-agency and non-governmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of the recent tightening by mortgage lenders, none of the loans we originated during the first nine months of 2009 were Alt-A or sub-prime as compared to 10.2% of our originated loans being Alt-A loans and 0.4% of our originated loans being sub-prime loans for the same period last year. In addition, of the $56.5 million of mortgage loans held for sale as of July 31, 2009, none were Alt-A or sub-prime loans. There were, however, $3.8 million of mortgage loans held for investment at July 31, 2009, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. As Alt-A and sub-prime originations declined, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination. For the nine months ended July 31, 2009 and 2008, FHA/VA loans represented 45.1% and 30.7%, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

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

As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”. As of July 31, 2009, the book value associated with the 77 mothballed communities was $376.3 million, net of an impairment balance of $509.1 million. Also during the third quarter of fiscal 2009, we sold 4 previously mothballed communities and re-activated 4 previously mothballed communities, which combined had a net book value of $11.8 million, net of an impairment reserve balance of $23.3 million. We continually review communities to determine if mothballing is appropriate.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for all impairments recorded from October 31, 2006 to date range from 13.5% to 20.3%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a straight line basis.

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business. In accordance with Accounting Principles Board Opinion 18 (“APB 18”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write-down the investment to the recoverable value. We evaluate our equity investments for recoverability based on the joint venture’s projected cash flows. During fiscal 2009, we have written down certain joint venture investments by $18.0 million, based on this recoverability analysis.

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

Recent Accounting Pronouncements - See Note 18 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities. In light of the challenging homebuilding market conditions experienced over the past few years, which are continuing as reflected in our 46.0% and 55.2% decline in revenues during the three and nine months ended July 31, 2009, as compared to the same periods of 2008, we have been operating with a primary focus to generate cash flows through reductions in assets. The generation of cash flow together with debt repurchases and exchanges at prices below par has allowed us to reduce net debt (debt less cash) by $475.0 million over the past nine months.

Our cash uses during the nine months ended July 31, 2009 and 2008 were for operating expenses, land purchases, land deposits, construction, state income taxes, interest and debt repurchases. We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues, federal tax refunds and other revenues. We believe that these sources of cash are sufficient to finance our working capital requirements and other needs, despite continued declines in total revenues and a reduction in the size of our revolving credit facility. For the remainder of fiscal 2009, we will continue to focus on maximizing cash flow, even at the expense of lower gross margins, by limiting investments in new communities and delaying further investment in current communities thereby reducing our inventory as we continue to build and deliver homes from our current communities. We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet. During the first quarter of fiscal 2009, we received a federal tax refund of $145.2 million. Unless there is a change in tax law, we will not receive federal tax refunds until we return to profitability on an annual basis.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of July 31, 2009, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 2 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP”. In each of fiscal year 2007 and 2006, we paid $10.7 million of dividends on the Series A Preferred Stock. In fiscal 2008 and thus far in fiscal 2009, we have not made any dividend payments as a result of covenant restrictions in the Amended Credit Agreement and in the indentures governing our Senior Secured, Senior and Senior Subordinated Notes discussed below. We anticipate that we will continue to be restricted from paying dividends for the remainder of fiscal 2009 and potentially beyond. The payment date of April 15, 2009 was the sixth dividend payment date for which dividends have not been paid. As a result, and in accordance with the Certificate of Designations, Powers, Preferences and Rights of the Series A Preferred Stock, we held a meeting of the holders of the Series A Preferred Stock (and hence the depositary shares) on June 24, 2009, for the purpose of nominating, by majority vote, two persons to serve, without compensation or reimbursement of expenses, as non-voting “Advisory Directors” to attend the portion of meetings of the Board of Directors discussing the agenda item relating to the Series A Preferred Stock until such time as full dividends on the Series A Preferred Stock have been paid for four consecutive quarterly dividend periods. Quorum was not reached at this meeting. As a result, no advisory directors were elected.

On May 16, 2008, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement (as amended, the “Amended Credit Agreement”). On May 27, 2008, in conjunction with the consummation of the issuance of $600.0 million of 11 1/2% Senior Secured Notes due 2013, the Amendment became effective. The Amendment decreased the aggregate amount of commitments under the Amended Credit Agreement from $900 million to $300 million. The maturity date of the facility remains May 31, 2011. Availability under the Amended Credit Agreement equals the lesser of $300 million and the amount available pursuant to the borrowing base and the sub-limit for revolving loans is $100 million. Borrowings under the Amended Credit Agreement bear interest at a rate equal, at the Company’s option, to (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. In addition to paying interest on outstanding principal under the revolving facility, the Company is required to pay an unused fee equal to 0.55% per annum on the daily average unused portion of the revolving facility. The Company will also pay a letter of credit fee of 4.50% per annum on the average outstanding face amount of letters of credit issued under the revolving facility. Notwithstanding the foregoing, the interest rate and fees payable under the revolving facility may not be less than the applicable interest rates and fees that would have been payable pursuant to the revolving facility that was in effect prior to March 7, 2008, the date of the Amended Credit Agreement. Borrowings under the Amended Credit Agreement may be used for general corporate purposes and working capital. As of both July 31, 2009 and October 31, 2008, there was zero drawn under the Amended Credit Agreement, excluding letters of credit totaling $138.3 million and $197.5 million, respectively.

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

The Amended Credit Agreement has covenants that prohibit the payment of dividends on, and the making of distributions with respect to, common and preferred stock and that restrict, among other things, the ability of the

Company and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, repurchase capital stock, make other restricted payments, make investments, dispose of assets, incur liens, consolidate, merge, sell or otherwise transfer all or substantially all assets and enter into certain transactions with affiliates. The Amended Credit Agreement also contains a covenant that requires that as of the last day of each fiscal quarter either (1) the ratio of our adjusted operating cash flow to fixed charges exceed 1.50 to 1.00 or (2) our liquidity, as defined in the Amended Credit Agreement, equals or exceeds $100 million. However, the Amended Credit Agreement does not contain any other financial maintenance covenants. The Amended Credit Agreement contains events of default which would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the Amended Credit Agreement or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the obligations under the Amended Credit Agreement to be in full force and effect and specified events of bankruptcy and insolvency. As of July 31, 2009, we believe we were in compliance with the covenants under the Amended Credit Agreement and because of our $545.6 million of homebuilding cash at July 31, 2009, and our expectations of cash flows for the rest of fiscal 2009, we believe we will be in compliance for the remainder of 2009.

Our wholly-owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with a group of banks is a short term borrowing facility, which was amended on March 6, 2009, extending the maturity to March 5, 2010 and reducing the capacity to $60 million from $151 million. Interest is payable monthly, at the Company’s option, at either LIBOR plus 2.00% or the prime rate, with a rate floor of 4.25% on both. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”) to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2009, we believe we were in compliance with the covenants of the Master Repurchase Agreement. As of July 31, 2009, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $49.8 million.

At July 31, 2009, we had $629.3 million ($624.7 million net of discount) of outstanding senior secured notes, comprised of $600 million 11 1/2% Senior Secured Notes due 2013 and $29.3 million 18% Senior Secured Notes due 2017. At July 31, 2009 we also had $972.7 million of outstanding senior notes ($970.6 million net of discount), comprised of $43.5 million 8% Senior Notes due 2012, $144.0 million 6 1/2% Senior Notes due 2014, $114.3 million 6 3/8% Senior Notes due 2014, $129.3 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.5 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017. In addition, we had $173.5 million of outstanding senior subordinated notes, comprised of $11.1 million 6% Senior Subordinated Notes due 2010, $69.0 million 8 7/8% Senior Subordinated Notes due 2012, and $93.4 million 7 3/4% Senior Subordinated Notes due 2013.

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

During the nine months ended July 31, 2009, we repurchased in open market transactions $11.3 million principal amount of 8% Senior Notes due 2012, $58.9 million principal amount of 6 1/2% Senior Notes due 2014, $33.6 million principal amount of 6 3/8% Senior Notes due 2014, $61.3 million principal amount of 6 1/4% Senior Notes due 2015, $88.9 million principal amount of 6 1/4% Senior Notes due 2016, $78.5 million principal amount of 7 1/2% Senior Notes due 2016, $41.8 millions principal amount of 8 5/8% Senior Notes due 2017, $71.1 million principal amount of 6% Senior Subordinated Notes due 2010, $79.1 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $53.8 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $223.1 million, plus accrued and unpaid interest. There were no open market repurchases during the three months ended July 31, 2009. These repurchases resulted in a gain on extinguishment of debt of $349.5 million for the nine months ended July 31, 2009, net of the write-off of unamortized discounts and fees.

On July 21, 2009, we completed cash tender offers whereby we purchased (1) in a fixed price tender offer, approximately $17.8 million principal amount of 6% Senior Subordinated Notes due 2010 for approximately $17.5 million, plus accrued and unpaid interest, (2) in a modified “Dutch Auction,” a total of approximately $49.5 million principal amount of 8% Senior Notes due 2012, 8 7/8% Senior Subordinated Notes due 2012 and 7 3/4% Senior Subordinated Notes due 2013 for approximately $36.1 million, plus accrued and unpaid interest and (3) in a modified “Dutch Auction,” a total of approximately $51.9 million of 6 1/2% Senior Notes due 2014, 6 3/8% Senior Notes due 2014, 6 1/4% Senior Notes due 2015, 6 1/4% Senior Notes due 2016, 7 1/2% Senior Notes due 2016 and 8 5/8% Senior Notes due 2017 for approximately $26.9 million, plus accrued and unpaid interest. These tender offers resulted in a gain on extinguishment of debt of $37.0 million, net of the write-off of unamortized discounts and fees.

The gains from the exchanges, repurchases and tender offer are included in the Condensed Consolidated Statement of Operations for the nine months ended July 31, 2009 as “Gain on extinguishment of debt”. Additionally, these transactions have reduced our annual interest by $49.6 million.

We and each of our subsidiaries are guarantors of the Senior Secured, Senior and Senior Subordinated Notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries and joint ventures and our foreign subsidiary (See “Notes to Condensed Consolidated Financial Information” – Note 21 for further information). The indentures governing the Senior Secured, Senior and Senior Subordinated Notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes and senior subordinated notes (with respect to the Senior Secured Notes indentures), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the Senior Secured, Senior and Senior Subordinated Notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2009, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time, through tender offers, open market purchases, private transactions or otherwise, however, going forward our debt covenants will limit our ability to repurchase future debt.

The 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors to the extent such assets secure obligations under the Amended Credit Agreement and, in the case of the 18% Senior Secured notes due 2017, the 11 1/2% Senior Secured Notes due 2013. At July 31, 2009, the aggregate book value of the real property collateral securing these notes was approximately $983.6 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $561.6 million as of July 31, 2009.

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

Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt or affect the amount available under our Amended Credit Agreement, interest rates charged on any of our debt or credit lines, or our debt covenant requirements or cause any other operating issue. The only potential risk from these negative changes in our credit ratings is that they may make it more difficult or costly for us to access capital. However, due to our available cash resources, the downgrades in our credit ratings in the second quarter of fiscal 2009 have not impacted management’s operating plans, or our financial condition, results of operations or liquidity.

Total inventory decreased $760.9 million, excluding inventory not owned, during the nine months ended July 31, 2009. Total inventory, excluding inventory not owned, decreased in the Northeast $254.1 million, in the Mid-Atlantic $85.3 million, in the Midwest $12.0 million, in the Southeast $63.7 million, in the Southwest $102.9 million, and in the West $242.9 million. These decreases were due to decisions to delay or terminate new communities, as well as slow spending in current communities and due to inventory impairments recorded in these segments. During the first three quarters of 2009, we incurred $491.4 million in write-downs primarily attributable to impairments as a result of a continued decline in sales pace, sales price and general market conditions. In addition, we wrote-off costs in the amount of $30.1 million during the nine months ended July 31, 2009, related to land options that expired or we terminated. See “Notes to Condensed Consolidated Financial Statements” - Note 5 for additional information. Substantially all homes under construction or completed and included in inventory at July 31, 2009 are expected to be closed during the next 12 months. Most inventory completed or under development was/is partially financed through our line of credit and debt and equity issuances.

The decreases discussed above excluded the decrease in consolidated inventory not owned of $51.3 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with SFAS 49, SFAS 98, and EITF 97-10, and variable interest entities in accordance with FIN 46R. See “Notes to Condensed Consolidated Financial Statements”-Note 16 for additional information on FIN 46R. Specific performance options inventory increased $20.9 million for the period. This increase was primarily due to the addition of specific performance lots in a community in the Northeast in the second quarter of fiscal 2009. Variable interest entity options inventory decreased $33.9 million as we continue to take down land or walk away from deals previously consolidated under FIN 46R. Other options inventory decreased $38.3 million for the period. Other options consist of inventory financed via a model home program and structured lot option agreements. Model home inventory decreased $26.9 million as a result of the fact that we have terminated the use of models in certain communities where the models were no longer needed and in conjunction therewith also terminated the option to purchase those models. Structured lot option inventory decreased $11.5 million. This decrease was primarily in the Southwest where we walked away from a large land purchase transaction during the first quarter of fiscal 2009.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Our inventory representing “Land and land options held for future development or sale” at July 31, 2009, on the Condensed Consolidated Balance Sheets, decreased by $179.1 million compared to October 31, 2008. The decrease is due to significant impairments that were taken on land that has previously been mothballed and has been slightly offset by “Sold and unsold homes and lots under development inventory” being reclassified to “Land and land options held for future development or sale inventory” when we decide to mothball (or stop development on) a community. We mothball communities when we determine the current performance does not justify further investment at this time. That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve. As of July 31, 2009, we have mothballed land in 77 communities. The book value associated with these communities at July 31, 2009 was $376.3 million, net of an impairment balance of $509.1 million. We continually review communities to determine if mothballing is appropriate.

            The following table summarizes home sites included in our total residential real estate. The decrease in total home sites available in 2009 compared to 2008 is partially attributable to terminating certain option agreements, as discussed herein.

(Units in thousands)	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

July 31, 2009:

Northeast	23	2,171	5,704	7,875
Mid-Atlantic	28	2,153	2,098	4,251
Midwest	25	2,964	265	3,229
Southeast	18	2,270	1,674	3,944
Southwest	80	4,558	1,370	5,928
West	24	2,654	5,218	7,872

Consolidated total	198	16,770	16,329	33,099

Unconsolidated joint ventures		2,303	376	2,679

Total including unconsolidated joint ventures		19,073	16,705	35,778

Owned		8,911	10,630	19,541
Optioned		7,696	5,699	13,395

Controlled lots		16,607	16,329	32,936

Construction to permanent financing lots		163	-	163

Consolidated total		16,770	16,329	33,099

Lots controlled by unconsolidated joint ventures		2,303	376	2,679

Total including unconsolidated joint ventures		19,073	16,705	35,778

(1) Active communities are open for sale communities with 10 or more home sites available.

(Units in thousands)	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

October 31, 2008:

Northeast	31	2,696	6,279	8,975
Mid-Atlantic	48	4,663	1,643	6,306
Midwest	26	2,540	429	2,969
Southeast	32	2,899	1,581	4,480
Southwest	111	6,646	1,546	8,192
West	36	4,163	5,010	9,173

Consolidated total	284	23,607	16,488	40,095

Unconsolidated joint ventures		2,733	523	3,256

Total including unconsolidated joint ventures		26,340	17,011	43,351

Owned		13,379	10,060	23,439
Optioned		10,036	6,428	16,464

Controlled lots		23,415	16,488	39,903

Construction to permanent financing lots		192	-	192

Consolidated total		23,607	16,488	40,095

Lots controlled by unconsolidated joint ventures		2,733	523	3,256

Total including unconsolidated joint ventures		26,340	17,011	43,351

(1) Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures.

	July 31, 2009			October 31, 2008

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	134	26	160	186	33	219
Mid-Atlantic	93	22	115	182	19	201
Midwest	55	22	77	70	27	97
Southeast	61	1	62	181	20	201
Southwest	395	91	486	566	125	691
West	55	80	135	90	97	187

Total	793	242	1,035	1,275	321	1,596

Started or completed unsold homes and models per active selling communities	4.0	1.2	5.2	4.5	1.1	5.6

The decrease in total started unsold homes compared to the prior year end is primarily due to a continued focused effort to sell inventoried homes during the first nine months of fiscal 2009. In some instances, this required additional incentives to be given to homebuyers on completed unsold homes. The decrease was also due to the decrease of 86 active communities from 284 at October 31, 2008 to 198 at July 31, 2009, which, in turn, resulted in a decrease in models.

Investments in and advances to unconsolidated joint ventures decreased $35.5 million during the nine months ended July 31, 2009. This decrease is primarily due to the write-down of our investment in certain joint ventures in accordance with APB 18, as well as distributions received from the joint ventures during the nine months ended July 31, 2009. As of July 31, 2009, we have investments in eight homebuilding joint ventures and seven land development joint ventures. Other than guarantees limited only to performance and completion of development, environmental indemnification, standard indemnification for fraud and misrepresentation including a voluntary bankruptcy, we have no other guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes decreased $15.8 million since October 31, 2008, to $63.0 million at July 31, 2009. The decrease is primarily due to the receipt of cash from insurance carriers related to outstanding warranty claims, as well as the return of deposits on land option transactions we terminated in fiscal 2008.

Property, plant and equipment decreased $13.2 million during the nine months ended July 31, 2009, primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

Prepaid expenses and other assets were as follows:

	July 31,	October 31,	Dollar
(In thousands)	2009	2008	Change

Prepaid insurance	$7,281	$8,262	$(981)
Prepaid project costs	58,442	82,394	(23,952)
Senior residential rental properties	7,020	7,321	(301)
Other prepaids	41,066	49,167	(8,101)
Other assets	10,106	9,451	655

Total	$123,915	$156,595	$(32,680)

Prepaid insurance decreased due to amortization of certain liability insurance premium costs during the first nine months of fiscal 2009. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs decreased for homes delivered and have not been replenished, as we have reduced the number of active selling communities given the current homebuilding environment. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids decreased mainly due to the debt repurchased during the first half of 2009, which resulted in the write-off of portions of the associated prepaid debt costs and continued amortization of the remaining prepaid debt costs and prepaid credit facility costs.

Financial Services - Mortgage loans held for sale or investment consist primarily of residential mortgages receivable held for sale of which $56.5 million and $87.5 million at July 31, 2009 and October 31, 2008, respectively, are being temporarily warehoused and are awaiting sale in the secondary mortgage market. Also included are residential mortgages receivable held for investment of $3.8 million and $3.2 million at July 31, 2009 and October 31, 2008, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. We have reserves for potential losses on mortgages we currently hold. The decrease in mortgage loans held for sale or investment from October 31, 2008 is directly related to a decrease in the volume of loans financed at July 31, 2009.

Income taxes receivable of $126.8 million at October 31, 2008 decreased $187.2 million in the nine months ended July 31, 2009 to an income tax payable of $60.4 million primarily because we received our federal tax refund for fiscal year 2008 during the first quarter of fiscal 2009 of $145.2 million. All remaining tax assets are fully reserved as we no longer have profits available to carryback losses for refund.

Accounts payable and other liabilities are as follows:

	July 31,	October 31,	Dollar
(In thousands)	2009	2008	Change

Accounts payable	$103,574	$167,407	$(63,833)
Reserves	138,464	133,423	5,041
Accrued expenses	34,520	59,394	(24,874)
Accrued compensation	15,908	27,211	(11,303)
Other liabilities	21,417	33,260	(11,843)
Total	$313,883	$420,695	$(106,812)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the third quarter of fiscal 2009, compared to the fourth quarter of fiscal 2008. The increase in the reserves is attributable to additional accruals needed for closed communities in our West segment, due to a change in estimates related to the costs for transitioning the homeowners association from the Company to the homeowners and final work to be performed in order to have municipalities provide final bond release. The decrease in accrued expenses is primarily due to payments made for land options that were terminated and accrued in the fourth quarter of fiscal 2008 but paid in the first quarter of 2009. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2008 bonuses during the first quarter of 2009 and reduced accruals under bonus plans in fiscal 2009. The decrease in other liabilities is primarily due to the payment of a note that was paid during the first quarter of fiscal 2009, and a decrease in deferred revenue related to sold and leased-back model homes.

Customer deposits decreased $3.0 million from $28.7 million at October 31, 2008 to $25.7 million at July 31, 2009. This decrease is mainly attributable to lower average purchase prices of homes in backlog and certain incentive programs in place that allow for lower deposit amounts.

Liabilities from inventory not owned and minority interest from inventory not owned decreased $54.2 million and increased $5.3 million, respectively, from $135.1 million and $24.9 million, respectively, at October 31, 2008 to $80.9 million and to $30.2 million at July 31, 2009, respectively. The net change in these amounts is directly correlated to the change in “Consolidated inventory not owned” on the Condensed Consolidated Balance Sheets, which is explained in the discussion of inventory in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mortgage warehouse line of credit under our secured master repurchase agreement decreased $35.0 million from $84.8 million at October 31, 2008 to $49.8 million at July 31, 2009. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2008 to July 31, 2009.

Accrued interest decreased $43.5 million to $29.0 million at July 31, 2009. This decrease is primarily attributed to the fact that the majority of our semi-annual interest payments for our Senior Secured, Senior and Senior Subordinated Notes are due and paid in the first and second quarter of the year. Accrued interest is also impacted by the reduction of our debt as a result of the repurchases of our unsecured senior and senior subordinated notes during the first nine months of fiscal 2009.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2008

Total revenues:

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
(In thousands)	July 31, 2009	July 31, 2008	Dollar Change	Percentage Change

Homebuilding:
Sale of homes	$367,141	$692,690	$(325,549)	(47.0)%
Land sales and other revenues	11,044	9,750	1,294	13.3%
Financial services	8,929	14,101	(5,172)	(36.7)%

Total revenues	$387,114	$716,541	$(329,427)	(46.0)%

	Nine Months Ended
(In thousands)	July 31, 2009	July 31, 2008	Dollar Change	Percentage Change

Homebuilding:
Sale of homes	$1,107,891	$2,500,192	$(1,392,301)	(55.7)%
Land sales and other revenues	24,731	45,863	(21,132)	(46.1)%
Financial services	26,275	40,626	(14,351)	(35.3)%

Total revenues	$1,158,897	$2,586,681	$(1,427,784)	(55.2)%

Homebuilding:

Compared to the same prior period, homebuilding revenues decreased $324.3 million, or 46.2%, during the three months ended July 31, 2009 and decreased $1,413.4 million, or 55.5%, during the nine months ended July 31, 2009. These declines were primarily due to the number of home deliveries also declining 39.5% and 52.7% for the three and nine month periods, respectively. Average price per home also decreased to $278,000 and $283,000 for the three and nine months ended July 31, 2009, respectively, compared to $317,000 and $302,000 for the same periods of the prior year as a result of price declines and geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

                Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands)	2009	2008	% Change	2009	2008	% Change

Northeast:
Dollars	$84,761	$169,394	(50.0)%	$254,749	$498,330	(48.9)%
Homes	201	347	(42.1)%	586	1,008	(41.9)%

Mid-Atlantic:
Dollars	$75,631	$115,836	(34.7)%	$215,513	$375,888	(42.7)%
Homes	200	272	(26.5)%	582	906	(35.8)%

Midwest:
Dollars	$29,925	$51,003	(41.3)%	$80,685	$152,675	(47.2)%
Homes	128	230	(44.3)%	355	698	(49.1)%

Southeast (1):
Dollars	$23,152	$69,763	(66.8)%	$90,001	$572,127	(84.3)%
Homes	95	271	(64.9)%	393	2,344	(83.2)%

Southwest:
Dollars	$105,518	$141,970	(25.7)%	$305,637	$449,803	(32.1)%
Homes	500	596	(16.1)%	1,390	1,932	(28.1)%

West:
Dollars	$48,154	$144,724	(66.7)%	$161,306	$451,369	(64.3)%
Homes	198	469	(57.8)%	612	1,395	(56.1)%

Consolidated total:
Dollars	$367,141	$692,690	(47.0)%	$1,107,891	$2,500,192	(55.7)%
Homes	1,322	2,185	(39.5)%	3,918	8,283	(52.7)%

Unconsolidated joint
ventures:
Dollars	$25,460	$59,807	(57.4)%	$72,494	$196,388	(63.1)%
Homes	69	168	(58.9)%	215	519	(58.6)%

Totals:
Housing revenues	$392,601	$752,497	(47.8)%	$1,180,385	$2,696,580	(56.2)%
Homes delivered	1,391	2,353	(40.9)%	4,133	8,802	(53.0)%

(1) Includes 1,345 homes delivered at our Ft. Myers, Florida division in the first quarter of fiscal 2008.

The decrease in housing revenues during the three and nine months ended July 31, 2009 was primarily due to the continued weak market conditions in most of our markets. Another reason for reduced sales was H.R. 3221, enacted into law in 2008, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this law eliminated seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008. Of our total home closings utilizing K. Hovnanian Mortgage for the mortgage loans in fiscal 2008 and the first quarter of fiscal 2009, approximately 21% and 3%, respectively, were funded with mortgage loans whereby the homebuyer used a seller-financed down payment assistance program. These programs were ended during the first quarter of fiscal 2009, which resulted in none of our homebuyers utilizing them during the second or third quarter of fiscal 2009. While we will seek other down payment assistance and mortgage financing alternatives for our buyers, we expect that the elimination of seller-financed down payment assistance programs to continue to have a negative impact on our future sales and revenues.

An important indicator of our future results are recently signed contracts and home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts(1) for the Nine Months Ended July 31,		Contract Backlog as of July 31,
(Dollars in thousands)	2009	2008	2009	2008

Northeast:
Dollars	$254,091	$315,020	$205,966	$329,914
Homes	568	766	479	733

Mid-Atlantic:
Dollars	$214,819	$262,928	$165,218	$247,309
Homes	615	723	418	570

Midwest:
Dollars	$77,745	$88,021	$62,645	$95,418
Homes	388	413	324	474

Southeast:
Dollars	$78,796	$118,931	$34,600	$84,899
Homes	361	493	131	300

Southwest:
Dollars	$279,495	$414,939	$81,238	$146,282
Homes	1,346	1,817	376	636

West:
Dollars	$154,777	$355,260	$64,557	$91,666
Homes	711	1,109	250	263

Consolidated total:
Dollars	$1,059,723	$1,555,099	$614,224	$995,488
Homes	3,989	5,321	1,978	2,976

Unconsolidated joint ventures:
Dollars	$65,437	$177,088	$146,747	$179,937
Homes	164	418	212	326

Totals:
Dollars	$1,125,160	$1,732,187	$760,971	$1,175,425
Homes	4,153	5,739	2,190	3,302

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

Quarter	2009	2008	2007	2006	2005

First	31%	38%	36%	30%	27%
Second	24%	29%	32%	32%	21%
Third	23%	32%	35%	33%	24%
Fourth		42%	40%	35%	25%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2009	2008	2007	2006	2005

First	22%	16%	17%	11%	15%
Second	31%	24%	19%	15%	17%
Third	23%	20%	18%	14%	15%
Fourth		30%	26%	16%	12%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks. Cancellations also occur as a result of buyer failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, beginning in fiscal 2007, we have experienced a higher than normal number of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in the contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. While our cancellation rate based on gross sales contracts for the first nine months of fiscal 2009 is lower than it has been for several years, and closer to more normalized levels, it is difficult to predict if this trend will continue. However, for this same period, the cancellation rate as a percentage of beginning backlog remains higher than historical periods.

            Cost of sales includes expenses for consolidated housing and land and lot sales, including impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2009	2008	2009	2008

Sale of homes	$367,141	$692,690	$1,107,891	$2,500,192

Cost of sales, excluding interest	333,887	634,013	1,022,496	2,320,195

Homebuilding gross margin, before cost of sales interest expense and land charges	33,254	58,677	85,395	179,997

Cost of sales interest expense, excluding land sales interest expense	20,363	34,182	67,752	95,248

Homebuilding gross margin, after cost of sales interest expense, before land charges	12,891	24,495	17,643	84,749

Land charges	101,130	110,933	521,505	446,961

Homebuilding gross margin, after cost of sales interest expense and land charges	$(88,239)	$(86,438)	$(503,862)	$(362,212)

Gross margin percentage, before cost of sales interest expense and land charges	9.1%	8.5%	7.7%	7.2%

Gross margin percentage, after cost of sales interest expense, before land charges	3.5%	3.5%	1.6%	3.4%

                Cost of sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, excluding interest:
Housing, land & development costs	75.6%	80.0%	76.6%	82.1%
Commissions	3.4%	3.0%	3.3%	2.7%
Financing concessions	2.3%	1.7%	2.4%	1.5%
Overheads	9.6%	6.8%	10.0%	6.5%
Total cost of sales, before interest expense and land charges	90.9%	91.5%	92.3%	92.8%
Gross margin percentage, before cost of sales interest expense and land charges	9.1%	8.5%	7.7%	7.2%

Cost of sales interest	5.6%	5.0%	6.1%	3.8%
Gross margin percentage, after cost of sales interest expense and before land charges	3.5%	3.5%	1.6%	3.4%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write-off charges, increased to 9.1% during the three months ended July 31, 2009 compared to 8.5% for the same period last year and increased to 7.7% during the nine months ended July 31, 2009 compared to 7.2% for the same period last year. The declining pace of sales in our markets over the past couple of years has led to intense competition in many of our specific community locations. In order to attempt to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered base prices, all of which have impacted our margins significantly and resulted in significant inventory impairments. However, the rate of the decline has slowed in most of our segments and in a few locations we have been able to raise prices without adversely impacting sales pace. In addition, we are delivering the final homes in some older communities and seeing the first deliveries in new communities where we have acquired the land at more reasonable prices. This has resulted in the modest improvement in our gross margins before cost of sales interest and land charges.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $101.1 million and $110.9 million during the three months ended July 31, 2009 and 2008, respectively, and $521.5 million and $447.0 million during the nine months ended July 31, 2009 and 2008, respectively, to their estimated fair value. During the three and nine months ended July 31, 2009, we wrote-off residential land options and approval and engineering costs amounting to $6.5 million and $30.1 million, compared to $30.8 million and $66.6 million for the three and nine months ended July 31, 2008, which are included in the total adjustments mentioned above. When a community is redesigned, abandoned engineering costs are written-off. Option and approval and engineering costs are written-off when a community’s proforma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we cancel the option. The impairments amounting to $94.6 million and $80.2 million during the three months ended July 31, 2009 and 2008, respectively, and $491.4 million and $380.4 million for the nine months ending July 31, 2009 and 2008, respectively, were incurred because of continued downward pressure on prices in order to maintain sales pace in many of our markets. In 2009, the majority of the impairments were in the Northeast and West segments. Impairments in the Northeast were due to increased weakness in the market, primarily in the suburbs of Manhattan. In the West, where we have to compete with significant competition from foreclosures, we have had to continue to reduce prices in order to maintain sales pace. This is especially true in some of the more fringe markets in our West segment. See Notes to “Condensed Consolidated Financial Statements” - Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2009	2008	2009	2008

Land and lot sales	$8,488	$4,950	$14,388	$31,443
Cost of sales, excluding interest	3,982	1,520	7,197	25,747
Land and lot sales gross margin, excluding interest	4,506	3,430	7,191	5,696
Land sales interest expense	4,258	1,291	6,038	3,385
Land and lot sales gross margin, including interest	$248	$2,139	$1,153	$2,311

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.

Other Revenues include income from contract cancellations, where the deposit has been forfeited due to contract terms, interest income, cash discounts, buyer walk aways and miscellaneous one-time receipts.

Homebuilding, Selling, General and Administrative

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues increased to 14.6% for the three months ended July 31, 2009, compared to 12.8% for the three months ended July 31, 2008 and increased to 16.5% for the nine months ended July 31, 2009, compared to 11.3% for the nine months ended July 31, 2008. Expenses decreased $34.7 million for the three months ended July 31, 2009 and decreased $100.7 million for the nine months ended July 31, 2009 compared to the same periods last year as we have reduced these costs through headcount reduction, other cost saving measures and a decreased number of communities. Despite the decreases in expenses, the amount of homebuilding selling, general and administrative expenses as a percentage of revenue has increased, due to reduced home deliveries.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,
(Dollars in thousands, except average sales price)	2009	2008	Variance	Variance %

Northeast
Homebuilding revenue	$86,163	$170,680	$(84,517)	(49.5)%
Loss before taxes	$(43,201)	$(11,249)	$(31,952)	284.0%
Homes delivered	201	347	(146)	(42.1)%
Average sales price	$421,697	$488,167	$(66,470)	(13.6)%
Contract cancellation rate	20.2%	22.8%	(2.6)%

Mid-Atlantic
Homebuilding revenue	$76,521	$116,165	$(39,644)	(34.1)%
Loss before taxes	$(16,834)	$(47,439)	$30,605	(64.5)%
Homes delivered	200	272	(72)	(26.5)%
Average sales price	$378,155	$425,868	$(47,713)	(11.2)%
Contract cancellation rate	28.2%	39.1%	(10.9)%

Midwest
Homebuilding revenue	$30,075	$51,229	$(21,154)	(41.3)%
Loss before taxes	$(3,806)	$(7,038)	$3,232	(45.9)%
Homes delivered	128	230	(102)	(44.3)%
Average sales price	$233,789	$221,752	$12,037	5.4%
Contract cancellation rate	26.0%	33.5%	(7.5)%

Southeast
Homebuilding revenue	$23,617	$70,018	$(46,401)	(66.3)%
Loss before taxes	$(7,900)	$(36,897)	$28,997	(78.6)%
Homes delivered	95	271	(176)	(64.9)%
Average sales price	$243,705	$257,428	$(13,723)	(5.3)%
Contract cancellation rate	18.2%	43.8%	(25.6)%

Southwest
Homebuilding revenue	$113,403	$142,261	$(28,858)	(20.3)%
Loss before taxes	$(16,036)	$(20,880)	$4,844	(23.2)%
Homes delivered	500	596	(96)	(16.1)%
Average sales price	$211,036	$238,205	$(27,169)	(11.4)%
Contract cancellation rate	23.6%	30.2%	(6.6)%

West
Homebuilding revenue	$48,070	$149,744	$(101,674)	(67.9)%
Loss before taxes	$(63,795)	$(52,050)	$(11,745)	22.6%
Homes delivered	198	469	(271)	(57.8)%
Average sales price	$243,200	$308,580	$(65,380)	(21.2)%
Contract cancellation rate	17.9%	25.6%	(7.7)%

	Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2009	2008	Variance	Variance %

Northeast
Homebuilding revenue	$259,610	$522,453	$(262,843)		(50.3)%
Loss before taxes	$(273,511)	$(47,558)	$(225,953)		475.1%
Homes delivered	586	1,008	(422)		(41.9)%
Average sales price	$434,725	$494,375	$(59,650)		(12.1)%
Contract cancellation rate	24.2%	27.9%	(3.7)%

Mid-Atlantic
Homebuilding revenue	$217,362	$379,516	$(162,154)		(42.7)%
Loss before taxes	$(66,590)	$(91,284)	$24,694		(27.1)%
Homes delivered	582	906	(324)		(35.8)%
Average sales price	$370,297	$414,887	$(44,590)		(10.7)%
Contract cancellation rate	33.3%	36.6%	(3.3)%

Midwest
Homebuilding revenue	$81,069	$154,280	$(73,211)		(47.5)%
Loss before taxes	$(18,548)	$(29,750)	$11,202		(37.7)%
Homes delivered	355	698	(343)	`	(49.1)%
Average sales price	$227,282	$218,732	$8,550		3.9%
Contract cancellation rate	22.2%	31.7%	(9.5)%

Southeast
Homebuilding revenue	$92,404	$574,120	$(481,716)		(83.9)%
Loss before taxes	$(47,933)	$(69,944)	$22,011		(31.5)%
Homes delivered	393	2,344	(1,951)		(83.2)%
Average sales price	$229,010	$244,081	$(15,071)		(6.2)%
Contract cancellation rate	22.5%	46.7%	(24.2)%

Southwest
Homebuilding revenue	$317,370	$455,083	$(137,713)		(30.3)%
Loss before taxes	$(55,760)	$(46,510)	$(9,250)		19.9%
Homes delivered	1,390	1,932	(542)		(28.1)%
Average sales price	$219,883	$232,817	$(12,934)		(5.6)%
Contract cancellation rate	27.6%	28.7%	(1.1)%

West
Homebuilding revenue	$161,438	$457,324	$(295,886)		(64.7)%
Loss before taxes	$(259,582)	$(362,264)	$102,682		(28.3)%
Homes delivered	612	1,395	(783)		(56.1)%
Average sales price	$263,571	$323,562	$(59,991)		(18.5)%
Contract cancellation rate	17.2%	31.9%	(14.7)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 49.5% and 50.3% for the three and nine months ended July 31, 2009, respectively, compared to the same periods of the prior year. The decreases are primarily due to a 42.1% and 41.9% decrease in homes delivered and a 13.6% and 12.1% decrease in average sales price for the three and nine months ended July 31, 2009, respectively. Loss before income taxes increased $32.0 million and $226.0 million to a loss of $43.2 million and $273.5 million for the three and nine months ended July 31, 2009, respectively. This increase is mainly due to a $19.0 million and $167.6 million increase in inventory impairment losses and land option write-offs recorded for the three and nine months ended July 31, 2009. Gross margin percentage before interest expense is also down for the three and nine months ended July 31, 2009, as the markets in this segment continue to be very competitive.

Mid-Atlantic - Homebuilding revenues decreased 34.1% and 42.7% for the three and nine months ended July 31, 2009, respectively, compared to the same periods of the prior year. The decreases are primarily due to a 26.5% and

35.8% decrease in homes delivered and an 11.2% and 10.7% decrease in average sales price for the three and nine months ended July 31, 2009, respectively, as a result of increased incentives and the different mix of communities delivering in 2009 compared to 2008. Loss before income taxes decreased $30.6 million and $24.7 million to a loss of $16.8 million and $66.6 million for the three and nine months ended July 31, 2009, respectively, due partly to a $25.9 million and $18.6 million decrease in inventory impairment losses and land option write-offs for the three and nine months, respectively.

Midwest - Homebuilding revenues decreased 41.3% and 47.5% for the three and nine months ended July 31, 2009, respectively, compared to the same periods of the prior year. The decreases are primarily due to a 44.3% and 49.1% decrease in homes delivered, slightly offset by a 5.4% and 3.9% increase in average sales price for the three and nine months ended July 31, 2009, respectively. The fluctuations in average sales prices were the result of the mix of communities delivering in 2009 compared to 2008. Loss before income taxes decreased $3.2 million and $11.2 million to a loss of $3.8 million and $18.5 million for the three and nine months ended July 31, 2009, respectively. The decrease in the loss for the nine months ended July 31, 2009, was primarily due to our share of net losses on an unconsolidated joint venture of $4.8 million for the nine months ended July 31, 2008, which did not recur in fiscal 2009, as we wrote-off our investment in the joint venture at October 31, 2008,

Southeast - Homebuilding revenues decreased 66.3% and 83.9% for the three and nine months ended July 31, 2009, respectively, compared to the same periods of the prior year. The decreases are primarily due to a 64.9% and 83.2% decrease in homes delivered and a 5.3% and 6.2% decrease in average sales price, respectively. The decrease in the nine months ended July 31, 2009 is primarily due to 1,345 deliveries from our Fort Myers operations in the first quarter of 2008 compared to 23 deliveries in the first quarter of 2009. Loss before income taxes decreased $29.0 million and $22.0 million to a loss of $7.9 million and $47.9 million for the three and nine months ended July 31, 2009, respectively, due partly to an $18.9 million and $18.4 million decrease in inventory impairment losses and land option write-offs for the three and nine months, respectively.

Southwest - Homebuilding revenues decreased 20.3% and 30.3% for the three and nine months ended July 31, 2009, respectively, compared to the same periods of the prior year. The decreases are primarily due to a 16.1% and 28.1% decrease in homes delivered, and an 11.4% and 5.6% decrease in average selling price for the three and nine months ended July 31, 2009, respectively. Loss before income taxes decreased $4.8 million to a loss of $16.0 million for the three months ended July 31, 2009 and increased $9.3 million to a loss of $55.8 million for the nine months ended July 31, 2009. The decrease in loss for the three months ended July 31, 2009 was partially due to a $12.7 million decrease in inventory impairment losses and land option write-offs. The increase in loss for the nine months ended July 31, 2009 was partially due to a reduction in gross margin percentage before interest expense for our Texas operations resulting from a competitive marketplace and the difficult economy.

West - Homebuilding revenues decreased 67.9% and 64.7% for the three and nine months ended July 31, 2009, respectively, compared to the same periods of the prior year. The decreases are primarily due to a 57.8% and 56.1% decrease in homes delivered and a 21.2% and 18.5% decrease in average selling price for the three and nine months ended July 31, 2009, respectively. The decrease in deliveries was the result of the continued slowing of the housing market in California and reduced active communities as nearly half of our mothballed communities are in the West. Loss before income taxes increased $11.7 million to a loss of $63.8 million for the three months ended July 31, 2009 and decreased $102.7 million to a loss of $259.6 million for the nine months ended July 31, 2009. The increased loss for the three months ended July 31, 2009 was primarily due to a $28.0 million increase in inventory impairments and land option write-offs taken in the third quarter of fiscal 2009, compared to the third quarter of fiscal 2008. The decreased loss for the nine months ended July 31, 2009 was partially due to a $50.4 million decrease in inventory impairment losses and land option write offs. In addition gross margin before interest expense increased for the nine months ended July 31, 2009, as we are starting to see signs of price stabilization in this market and the benefit of impairment reserve reversals as homes are delivered.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. For the three and nine months ended July 31, 2009, financial services provided $2.6 million and $6.7 million in income before income taxes, compared to $5.9 million and $13.1 million for the same periods in 2008. The decrease in pretax profit for the three and nine months ended July 31, 2009 was due to decreased mortgage settlements and a decrease in the average loan amount, partially offset by a reduction in costs. The volume of our financial services business declines as our homebuilding deliveries decline.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $15.5 million for the three months ended July 31, 2009, compared to $20.5 million for the three months ended July 31, 2008 and increased to $64.8 million for the nine months ended July 31, 2009 from $62.2 million for the nine months ended July 31, 2008. During the first quarter of fiscal 2009, the Chief Executive Officer, Chief Financial Officer and each of the non-executive members of the Board of Directors consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights). As a result of this cancellation, we recorded additional expense of $12.3 million. This charge to operations is offset by a credit to paid in capital. Excluding this option cancellation expense, corporate, general and administrative expenses decreased $5.0 million and $9.7 million for the three and nine months ended July 31, 2009, respectively, compared to the same periods in 2008, primarily due to reduced salaries resulting from headcount reduction, and lower bonus accruals.

Other Interest

Other interest increased $13.3 million and $55.0 million for the three and nine months ended July 31, 2009, compared to the three and nine months ended July 31, 2008. The increase was primarily due to direct expensing of interest. Beginning in the third quarter of fiscal 2008, our assets that qualify for interest capitalization (inventory under development) no longer exceed our debt, and therefore the portion of interest not covered by qualifying assets must be directly expensed. As our inventory balances have decreased from fiscal 2008 to fiscal 2009, the amount of interest required to be directly expensed has increased.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, legal fees related to shareholder lawsuits, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations decreased to $2.0 million and increased to $8.6 million for the three and nine months ended July 31, 2009, compared to $3.4 million and $6.7 million for the three and nine months ended July 31, 2008. The increase for the nine months ended July 31, 2009 was primarily due to additional bond expense related to the issuance of 11 1/2% Notes due 2013 in May 2008. Amortization of these Notes did not start until June of 2008.

Intangible Amortization

Intangible amortization decreased $0.3 million and $1.5 million for the three and nine months ended July 31, 2009, when compared to the same periods in 2008. At the end of fiscal year 2008, we wrote off all of our remaining intangible assets. As a result, there was zero expense for the three and nine months ended July 31, 2009.

Gain on Extinguishment of Debt

During the nine months ended July 31, 2009, we repurchased in the open market a total of $578.3 million principal amount of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $223.1 million, plus accrued and unpaid interest. We recognized a gain of $349.5 million net of the write-off of unamortized discounts and fees, related to these purchases which represents the difference between the principal amounts of the notes and the aggregate purchase price. In addition, on December 3, 2008, we exchanged a total of $71.4 million principal amount of various issues of our unsecured senior notes due 2012 through 2017 for $29.3 million in senior secured 18% notes due 2017. This exchange resulted in a recognized gain of $41.3 million. During the three months ended July 31, 2009, we completed cash tender offers whereby we purchased an aggregate of approximately $119.2 million principal amount of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of approximately $80.5 million, plus accrued unpaid interest. As a result of the tender offers we recognized a gain of $37.0 million in the third quarter, net of the write-off of unamortized discounts and fees. We may continue to make additional debt purchases and/or exchanges through tender offers, open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures increased $4.6 million and $28.9 million to a loss of $5.5 million and $38.2 million for the three and nine months ended July 31, 2009, when compared to the same periods last year. The increased loss in 2009 is mainly due to the write down of our investment in one of our joint ventures where the full investment is deemed to be an other than temporary impairment, as well as our share of the losses from inventory impairments from another two of our joint ventures. These losses were offset by the fact that we are no longer recording any loss related to a fourth joint venture because we wrote off our investment in that joint venture in the fourth quarter of fiscal 2008, and have no further funding commitments to this entity.

Total Taxes

Total tax provision was $20.9 million and $42.7 million for the three and nine months ended July 31, 2009, respectively. During fiscal 2009, we recorded $23.0 million for estimated income taxes for amounts that should have been recorded in prior reporting periods. These amounts principally relate to an increase in tax liabilities to eliminate the assumed federal benefit of certain tax accruals. In fiscal 2009, we also recorded an accrual for federal taxes and related interest for a change in estimate of certain temporary differences amounting to $19.3 million. A valuation allowance was established for the entire deferred tax asset resulting from these timing differences. As more fully described in the next paragraph, we fully reserve our net deferred tax assets. We do not expect to record any additional net tax benefits unless there is a tax law change or we begin to generate profits.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Due to the continued downturn in the homebuilding industry during 2007, 2008 and into 2009, we are in a cumulative loss position over the most recent three year period. Based on the requirements of SFAS 109, this three year cumulative loss and the uncertainty of the timing of our ability to generate profits required us to provide a valuation allowance for our deferred tax assets. Our valuation allowance for current and deferred taxes increased $76.7 million and $198.3 million, respectively, during the three and nine months ended July 31, 2009, to $873.8 million at July 31, 2009. In the first quarter of 2009, we received a tax refund of $145.2 million thus realizing the tax assets recorded as of October 31, 2008.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 59.7% of our homebuilding cost of sales.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit under our secured master repurchase agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk, but we do not believe that this risk is material. The following table sets forth as of July 31, 2009, our long-term debt obligations principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2009 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	FV at July 31, 2009

Long term debt(1):
Fixed rate	-	$11,899	$895	$113,469	$694,417	$976,479	$1,797,159	$1,238,089
Weighted average interest rate	-	6.1%	6.8%	8.5%	11.0%	7.4%	8.8%

(1) Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.

There have been no material changes in market risk for our variable rate debt under our Amended Credit Agreement at July 31, 2009 from those described in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2009. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures as of July 31, 2009 are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 5, 2004). No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal first, second and third quarters of 2009 (excluding any purchases that may have been made by certain members of the Hovnanian family, which would have been reported in filings with the Securities and Exchange Commission). The maximum number of shares that may yet be purchased under the Company’s plans or programs is 0.6 million.

Item 4. Submission of Matters to a Vote of Security Holders

On June 24, 2009, the Company held a special meeting of holders of its 7.625% Series A Preferred Stock (the “Preferred Stock”) (represented by Depositary Shares), which was called for the purpose of nominating two persons to serve as non-voting “Advisory Directors” to attend the portion of meetings of the Board of Directors discussing the agenda item relating to the Preferred Stock until such time as full dividends on the Preferred Stock have been paid for four consecutive quarterly dividend periods. As a result of restrictions in the Company’s credit agreement and bond indentures, the Company has been, and continues to be, prohibited from paying dividends on the Preferred Stock. A quorum was not obtained at the meeting. Therefore, the Company was precluded from conducting any business at the special meeting and no “Advisory Directors” were nominated.

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

10(a)	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.
10(b)	Hovnanian Enterprises, Inc. Senior Executive Short-Term Incentive Plan (As Amended and Restated).
10(c)	Form of Incentive Stock Option Agreement.
10(d)	Form of Restricted Share Unit Agreement.
10(e)	Form of Performance Vesting Incentive Stock Option Agreement.
10(f)	Form of Performance Vesting Non-Qualified Stock Option Agreement.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed December 9, 2008.

(3)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2007 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	September 4, 2009
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer and Treasurer

DATE:	September 4, 2009
/S/PAUL W. BUCHANAN
Paul W. Buchanan
Senior Vice President/
Chief Accounting Officer