Form 10-K
period 2009-10-31
HOVNANIAN ENTERPRISES INC
filed 2009-12-22
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended OCTOBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             ☐Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐ Accelerated Filer  ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $143,631,421.

As of the close of business on December 17, 2009, there were outstanding 62,875,952 shares of the Registrant’s Class A Common Stock and 14,572,769 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III—Those portions of registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of shareholders to be held on March 16, 2010, which are responsive to Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K

TABLE OF CONTENTS

Item		Page
	PART I	5
1	Business	5
1A	Risk Factors	12
1B	Unresolved Staff Comments	20
2	Properties	20
3	Legal Proceedings	20
4	Submission of Matters to a Vote of Security Holders	21
	Executive Officers of the Registrant	21
	PART II	21
5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	21
6	Selected Consolidated Financial Data	23
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
7A	Quantitative and Qualitative Disclosures About Market Risk	51
8	Financial Statements and Supplementary Data	51
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
9A	Controls and Procedures	52
9B	Other Information	54
	PART III	54
10	Directors, Executive Officers, and Corporate Governance	54
11	Executive Compensation	55
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
13	Certain Relationships and Related Transactions, and Director Independence	56
14	Principal Accountant Fees and Services	56
	PART IV	57
15	Exhibits and Financial Statement Schedules	57
	Signatures	61

Part I

ITEM 1

BUSINESS

Business Overview

We design, construct, market, and sell single-family detached homes, attached townhomes and condominiums,

mid-rise and high-rise condominiums, urban infill and active adult homes in planned residential developments and are one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of 286,000 homes, including 5,659 homes in fiscal 2009. The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 179 communities in 39 markets in 18 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. We offer a variety of home styles at base prices ranging from $36,000 (low income housing) to $1,800,000 with an average sales price, including options, of $283,900 nationwide in fiscal 2009.

Our operations span all significant aspects of the home-buying process – from design, construction, and sale, to mortgage origination and title services.

The following is a summary of our growth history:

1959 - Founded by Kevork Hovnanian as a New Jersey homebuilder.

1983 - Completed initial public offering.

1986 - Entered the North Carolina market through the investment in New Fortis Homes.

1992 - Entered the greater Washington, D.C. market.

1994 - Entered the Coastal Southern California market.

1998 - Expanded in the greater Washington, D.C. market through the acquisition of P.C. Homes.

1999 - Entered the Dallas, Texas market through our acquisition of Goodman Homes. Further diversified and strengthened our position as New Jersey’s largest homebuilder through the acquisition of Matzel & Mumford.

2001 - Continued expansion in the greater Washington D.C. and North Carolina markets through the acquisition of Washington Homes. This acquisition further strengthened our operations in each of these markets.

2002 - Entered the Central Valley market in Northern California and Inland Empire region of Southern California through the acquisition of Forecast Homes.

2003 - Expanded operations in Texas and entered the Houston market through the acquisition of Parkside Homes and Brighton Homes. Entered the greater Ohio market through our acquisition of Summit Homes and entered the greater metro Phoenix market through our acquisition of Great Western Homes.

2004 - Entered the greater Tampa, Florida market through the acquisition of Windward Homes and started operations in the Minneapolis/St. Paul, Minnesota market.

2005 - Entered the Orlando, Florida market through our acquisition of Cambridge Homes and entered the greater Chicago, Illinois market and expanded our position in Florida and Minnesota through the acquisition of the operations of Town &

Country Homes, which occurred concurrently with our entering into a joint venture with affiliates of Blackstone Real Estate Advisors to own and develop Town & Country’s existing residential communities. We also entered the Fort Myers market through the acquisition of First Home Builders of Florida, and the Cleveland, Ohio market through the acquisition of Oster Homes.

2006 - Entered the coastal markets of South Carolina and Georgia through the acquisition of Craftbuilt Homes.

Geographic Breakdown of Markets by Segment

Hovnanian markets and builds homes that are constructed in 21 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey, New York, Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, West Virginia, Washington, D.C.

Midwest: Illinois, Kentucky, Minnesota, Ohio

Southeast: Florida, Georgia, North Carolina, South Carolina

Southwest: Arizona, Texas

West: California

We employed approximately 1,750 full-time employees (which we refer to as associates) as of October 31, 2009.

Our corporate offices are located at 110 West Front Street, P.O. Box 500, Red Bank, New Jersey 07701, our telephone number is (732)747-7800, and our Internet website address is www.khov.com. Information on our website is not a part of this Form 10-K. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request.

Business Strategies

Due to the progressive weakening of demand in our homebuilding markets over the past few years, we have experienced declines in revenues and gross profit, sustained significant asset impairment charges, and incurred losses in fiscal 2007, 2008, and 2009. Although the timing of a recovery in the housing market is unclear, because certain long-term fundamentals which support housing demand, namely population growth and household formation, remain solid, we believe the current negative conditions will moderate over time. Consequently, our primary focus while market conditions are weak is to strengthen our financial condition by reducing inventories of homes and land, controlling and reducing construction and overhead costs, maximizing cash flows, reducing outstanding debt, and maintaining strong liquidity.

In addition to our current focus on maintaining strong liquidity, we will continue to focus on our historic key business strategies. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation, and adherence to these principles will continue to improve our business, lead to higher returns for our shareholders, and give us a clear advantage over our competitors.

Our goal is to become a significant builder in each of the selected markets in which we operate, which will enable us to achieve powers and economies of scale and differentiate ourselves from most of our competitors.

We offer a broad product array to provide housing to a wide range of customers. Our customers consist of first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. Our diverse product array includes single-family detached homes, attached townhomes and condominiums, mid-rise and high-rise condominiums, urban infill, and active adult homes.

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

We focus on achieving high return on invested capital. Each new community, whether through organic growth or acquisition, is evaluated based on its ability to meet or exceed internal rate of return requirements. Our belief is that the best way to create lasting value for our shareholders is through a strong focus on return on invested capital. However, given market conditions during the downturn, until recently, it has been difficult to find new land investments that meet or exceed these rate of return requirements. Therefore, we have focused on managing the balance sheet by selling through our currently owned inventory and conserving cash to be prepared to invest in new land when market conditions are right. Since the third quarter of fiscal 2009, we have begun to see land investment opportunities that meet or exceed our underwriting requirements. New land purchases at pricing that will generate good investment returns are needed to return to profitability.

We utilize a risk-averse land strategy. We attempt to acquire land with a minimum cash investment and negotiate takedown options, thereby limiting the financial exposure to the amounts invested in property and predevelopment costs. This policy significantly reduces our risk and generally allows us to obtain necessary development approvals before acquisition of the land.

We enter into homebuilding and land development joint ventures from time to time as a means of controlling lot positions, expanding our market opportunities, establishing strategic alliances, reducing our risk profile, leveraging our capital base, and enhancing our returns on capital. Our homebuilding joint ventures are generally entered into with third-party investors to develop land and construct homes that are sold directly to homebuyers. Our land development joint ventures include those with developers and other homebuilders, as well as financial investors to develop finished lots for sale to the joint venture’s members or other third parties.

We manage our financial services operations to better serve all of our homebuyers. Our current mortgage financing and title service operations enhance our contact with customers and allow us to coordinate the home-buying experience from beginning to end.

Operating Policies and Procedures

We attempt to reduce the effect of certain risks inherent in the housing industry through the following policies and procedures:

Training - Our training is designed to provide our associates with the knowledge, attitudes, skills, and habits necessary to succeed in their jobs. Our training department regularly conducts training classes in sales, construction, administration, and managerial skills.

Land Acquisition, Planning, and Development - Before entering into a contract to acquire land, we complete extensive comparative studies and analyses which assist us in evaluating the economic feasibility of such land acquisition. We generally follow a policy of acquiring options to purchase land for future community developments.

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

•

Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional, nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2009, 2008, and 2007, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 6,474 lots, 15,370 lots, and 18,157 lots, respectively, out of 17,817 total lots, 31,834 total lots, and 54,261 total lots, respectively, under option, resulting in pretax charges of $45.4 million, $114.1million, and $126.0 million, respectively.

Design - Our residential communities are generally located in suburban areas easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures, and colors. Recreational amenities such as swimming pools, tennis courts, club houses, open areas, and tot lots are frequently included.

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

Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. For our mid-rise and high-rise buildings, our general policy is to begin building after signing contracts for the sale of at least 40% of the homes in that building. A majority of our single family detached homes are constructed after the signing of a sales contract and mortgage approval has been obtained. This limits the build-up of inventory of unsold homes and the costs of maintaining and carrying that inventory.

Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. In most instances, we use general contractors for mid-rise and high-rise construction. In recent years, we have experienced no significant construction delays due to shortage of materials or labor; however, we cannot predict the extent to which shortages in necessary materials or labor may occur in the future.

Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups, and demographic databases. We make use of newspaper, radio, television, internet advertisements, magazine, our website, billboard, video and direct mail advertising, special and promotional events, illustrated brochures, and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our New Jersey, Virginia, Maryland, Illinois, and Ohio markets, which offer a wide range of customer options to satisfy individual customer tastes.

Customer Service and Quality Control - In many of our markets, associates are responsible for customer service and pre-closing quality control inspections as well as responding to post-closing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us. Our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home’s materials and workmanship, a two-year warranty for the home’s heating, cooling, ventilating, electrical, and plumbing systems, and a ten-year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. Our financial services segment provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval, and closing and title services. We originate loans in New Jersey, New York, Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, West Virginia, North Carolina, South Carolina, Georgia, Texas, Arizona, Illinois, Ohio, Minnesota, Florida, and California. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

During the year ended October 31, 2009, for the markets in which our mortgage subsidiaries originated loans, 11.3% of our homebuyers paid in cash and 81.9% of our non-cash homebuyers obtained mortgages from one of our mortgage banking subsidiaries. The loans we originated in fiscal 2009 were 46.4% Federal Housing Administration/Veterans Affairs (“FHA/VA”), 50.8% prime, 2.5% United States Department of Agriculture, 0.1% broker non-subprime, and 0.2% construction to permanent.

We customarily sell virtually all of the loans and loan-servicing rights that we originate within a short period of time. Loans are sold either individually or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

Code of Ethics - In 50 years of doing business, we have been committed to enhancing our shareholders’ investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a set of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our Code of Ethics applies to our principal executive officer, principal financial officer, chief accounting officer, controller, and all other associates of our Company, including our directors and other officers. The Company’s Code of Ethics is available on the Company’s website at www.khov.com under “Investor Relations/Governance/Code of Ethics”.

Corporate Governance - We also remain committed to fostering sound corporate governance principles. The Company’s “Corporate Governance Guidelines” assist the Board of Directors of the Company (the “Board”) in fulfilling its responsibilities related to corporate governance conduct. These guidelines serve as a framework, addressing the function, structure, and operations of the Board, for purposes of promoting consistency of the Board’s role in overseeing the work of management.

Residential Development Activities

Our residential development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water, and drainage facilities, recreational facilities and other amenities and marketing and selling homes. These activities are performed by our associates, together with independent architects, consultants, and contractors. Our associates also carry out long-term planning of communities. A residential development generally includes single-family detached homes and/or a number of residential buildings containing from two to 24 individual homes per building, together with amenities such as club houses, swimming pools, tennis courts, tot lots, and open areas. We also develop mid-rise and high-rise buildings, including some that contain over 300 homes per building.

Current base prices for our homes in contract backlog at October 31, 2009, range from $36,000 (low income housing) to $1,800,000 in the Northeast, from $155,000 to $1,262,000 in the Mid-Atlantic, from $80,000 to $499,000 in the Midwest, from $95,000 to $600,000 in the Southeast, from $81,000 to $1,034,000 in the Southwest, and from $102,000 to $706,000 in the West. Closings generally occur and are typically reflected in revenues within 18 months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2009, is set forth below:

(Housing Revenue in thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$357,745	823	$434,684
Mid-Atlantic	296,286	788	375,997
Midwest	116,990	520	224,981
Southeast	113,034	489	231,153
Southwest	408,746	1,867	218,932
West	229,668	875	262,478
Consolidated Total	$1,522,469	5,362	$283,937
Unconsolidated Joint Ventures	113,016	297	380,525
Total Including Unconsolidated Joint Ventures	$1,635,485	5,659	$289,006

The value of our net sales contracts, excluding unconsolidated joint ventures, decreased 23.8% to $1.4 billion for the year ended October 31, 2009, from $1.9 billion for the year ended October 31, 2008. This decrease was the result of a net 20.1% decrease in the number of homes contracted to 5,227 in 2009 from 6,546 in 2008, as well as increased incentives or base price reductions as the homebuilding market weakened further in 2009. The decline in the number of homes contracted is a direct result of the 35.3% decrease in the average number of open-for-sale communities. We contracted an average of 23.3 homes per community in 2009 compared to an average of 17.7 homes per community in 2008.

            Information on the value of net sales contracts by segment for the years ended October 31, 2009 and 2008, is set forth below:

(Value of Net Sales Contracts in thousands)	2009	2008	% Change
Northeast	$350,515	$381,401	(8.1)%
Mid-Atlantic	281,194	313,405	(10.3)%
Midwest	95,764	106,887	(10.4)%
Southeast	103,173	132,245	(22.0)%
Southwest	377,292	518,565	(27.2)%
West	220,369	421,292	(47.7)%
Consolidated total	$1,428,307	$1,873,795	(23.8)%
Unconsolidated joint ventures	56,886	221,858	(74.4)%
Total Including unconsolidated joint ventures	$1,485,193	$2,095,653	(29.1)%

The following table summarizes our active selling communities under development as of October 31, 2009. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total home sites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)(3)	Remaining Homes Available(2)
Northeast	18	7,295	5,577	457	1,261
Mid-Atlantic	27	5,871	3,891	385	1,595
Midwest	21	4,869	1,864	253	2,752
Southeast	14	3,787	3,167	135	485
Southwest	78	13,602	9,487	351	3,764
West	21	8,653	6,146	187	2,320
Total	179	44,077	30,132	1,768	12,177

(1)	Includes 123 home sites under option.
(2)	Of the total remaining homes available, 883 were under construction or completed (including 224 models and sales offices), 6,960 were under option.
(3)	Includes four homes in backlog for communities in planning.

Backlog

At October 31, 2009 and 2008, including unconsolidated joint ventures, we had a backlog of signed contracts for 1,931 homes and 2,170 homes, respectively, with sales values aggregating $0.6 billion and $0.8 billion, respectively. The majority of our backlog at October 31, 2009 is expected to be completed and closed within the next 12 months. At November 30, 2009 and 2008, our backlog of signed contracts, including unconsolidated joint ventures, was 1,755 homes and 2,097 homes, respectively, with sales values aggregating $0.6 billion and $0.8 billion, respectively.

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast, Mid-Atlantic, and some sections of the Southeast, we typically obtain an additional 5% to 10% down payment due within 30 to 60 days after signing. The contract may include a financing contingency, which permits the customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution. When housing values decline in certain markets, some customers cancel their contracts and forfeit their deposits. Cancellation rates are discussed further in Item 7 “Managements’ Discussion and Analysis of Financial Condition and Results of Operations.” Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the Consolidated Statement of Operations, when title to the home is conveyed to the buyer, adequate initial and continuing investment have been received and there is no continued involvement.

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2009, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities under development are included in the 27,958 consolidated total home sites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Communities in Planning

(Dollars in thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value(2)
Northeast:
Under option(1)	15	3,272	$93,570	$47,654
Owned	21	1,761		235,733
Total	36	5,033		283,387
Mid-Atlantic:
Under option(1)	5	283	26,667	2,413
Owned	11	1,763		27,849
Total	16	2,046		30,262
Midwest:
Under option(1)
Owned	2	102		2,550
Total	2	102		2,550
Southeast:
Under option(1)		62	2,567
Owned	24	736		7,884
Total	24	798		7,884
Southwest:
Under option(1)	8	643	31,284	144
Owned	6	501		6,436
Total	14	1,144		6,580
West:
Under option(1)
Owned	39	4,890		69,910
Total	39	4,890		69,910
Totals:
Under option(1)	28	4,260	$154,088	50,211
Owned	103	9,753		350,362
Combined total	131	14,013		$400,573

(1)

Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2009, option fees and deposits aggregated approximately $5.8 million. As of October 31, 2009, we spent an additional $44.4 million in non-refundable predevelopment costs on such properties.

(2)

The book value of $400.6 million included the amount on the Consolidated Balance Sheets identified as “Inventories-land and land options held for future development or sale,” as well as $26.2 million for specific performance options, and $2.2 million for other options reported under “Consolidated inventory not owned.”

We either option or acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a non-recourse purchase agreement. As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities for which we have determined that the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from Sold and unsold homes and lots under development to Land and land options held for future development or sale. See Note 3 to the Consolidated Financial Statements for further discussion on mothballed communities. For additional financial information regarding our homebuilding segments, see Note 10 to the Consolidated Financial Statements.

Competition

Our homebuilding operations are highly competitive. We are among the top 10 homebuilders in the United States in both homebuilding revenues and home deliveries. We compete with numerous real estate developers in each of the geographic areas in which we operate. Our competition ranges from small local builders to larger regional builders to publicly owned builders and developers, some of which have greater sales and financial resources than we do. Previously owned homes and the availability of rental housing provide additional competition. We compete primarily on the basis of reputation, price, location, design, quality, service, and amenities.

Regulation and Environmental Matters

We are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design, construction, and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, we are subject to registration and filing requirements in connection with the construction, advertisement, and sale of our communities in certain states and localities in which we operate even if all necessary government approvals have been obtained. We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums that could be implemented in the future in the states in which we operate. Generally, such moratoriums relate to insufficient water or sewerage facilities or inadequate road capacity.

In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth or no-growth initiatives that could negatively impact the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any such delays or costs could have a negative effect on our future revenues and earnings.

We are also subject to a variety of local, state, federal, and foreign laws and regulations concerning protection of health and the environment (“environmental laws”). The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and prohibit or severely restrict development and homebuilding activity.

Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretation and application.

ITEM 1A

RISK FACTORS

You should carefully consider the following risks in addition to the other information included in this Form 10-K.

The homebuilding industry is significantly affected by changes in general and local economic conditions, real estate markets, and weather conditions, which could affect our ability to build homes at prices our customers are willing or able to pay, could reduce profits that may not be recaptured, could result in cancellation of sales contracts, and could affect our liquidity.

The homebuilding industry is cyclical, has from time to time experienced significant difficulties, and is significantly affected by changes in general and local economic conditions such as:

•	employment levels and job growth;
•	availability of financing for home buyers;

•	interest rates;
•	foreclosure rates;
•	inflation;
•	adverse changes in tax laws;
•	consumer confidence;
•	housing demand; and
•	population growth.

Turmoil in the financial markets could affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments. The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit. In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder. In addition, we entered into certain stand alone letter of credit facilities, and agreements pursuant to which all of the outstanding letters of credit under our revolving credit facility were replaced with letters of credit issued under such new letter of credit facilities and agreements. However, we will likely need additional letters of credit above the amounts provided under these new letter of credit facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we may be adversely affected.

Weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, floods, and fires can harm the local homebuilding business. Our business in Florida was adversely affected in late 2005 and into 2006 due to the impact of Hurricane Wilma on materials and labor availability and pricing. Conversely, Hurricane Ike, which hit Houston in September 2008, did not have an impact on materials and labor availability or pricing, but did impact the volume of home sales in subsequent weeks.

The difficulties described above could cause us to take longer and incur more costs to build our homes. We may not be able to recapture increased costs by raising prices in many cases because we fix our prices up to 12 months in advance of delivery by signing home sales contracts. In addition, some home buyers may cancel or not honor their home sales contracts altogether.

The homebuilding industry is undergoing a significant and sustained downturn which has, and could continue to, materially and adversely affect our business, liquidity, and results of operations.

The homebuilding industry is now experiencing a significant and sustained downturn. An industry-wide softening of demand for new homes has resulted from a lack of consumer confidence, decreased housing affordability, decreased availability of mortgage financing, and large supplies of resale and new home inventories. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes, and foreclosures, has depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations during fiscal years 2007, 2008, and 2009 and are continuing to materially adversely affect our business and results of operations in fiscal 2010. Further, we substantially increased our inventory through fiscal 2006, which required significant cash outlays and which has increased our price and margin exposure as we continue to work through this inventory. Although our absorption rate per community is stabilizing or even increasing, we expect our aggregate net sales to continue to decline due to the further reduction of active communities as we deliver our final homes therein without replacements at an equivalent rate. Looking forward, given the continued deterioration in the housing market, it will become more difficult to generate positive cash flow. General economic conditions in the U.S. remain weak. Market volatility has been unprecedented and extraordinary in the last 18 months, and the resulting economic turmoil may continue to exacerbate industry conditions or have other unforeseen consequences, leading to uncertainty about future conditions in the homebuilding industry. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit, or whether any such results will be sustainable. Continuation or worsening of this downturn or general economic conditions would continue to have a material adverse effect on our business, liquidity, and results of operations.

The housing market has benefited from a number of government programs, including:

•	tax credits for home buyers provided by the federal government and certain state governments, including California; and

•

support of the mortgage market, including through purchases of mortgage-backed securities by The Federal Reserve Bank and the underwriting of a substantial amount of new mortgages by the Federal Housing Administration (“FHA”) and other governmental agencies.

These programs are expected to wind down over time; for example the California tax credit ended recently and the federal tax credit is scheduled to expire in April 2010. In addition, recent remarks from the U.S. Department of Housing and Urban Development (“HUD”) secretary suggest that FHA underwriting standards may be tightened. We cannot assure that the housing markets will not decline further as these programs are ended.

Leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations, and may adversely affect our financial condition.

We have a significant amount of debt.

•	our debt, as of October 31, 2009, including the debt of the subsidiaries that guarantee our debt, was
$1,767.7 million ($1,751.7 million net of discount); and

•

our debt service payments for the 12-month period ended October 31, 2009, which include interest incurred and mandatory principal payments on our corporate debt under the terms of our indentures (but which do not include principal and interest on non-recourse secured debt and debt of our financial subsidiaries), were $176.9 million.

In addition, as of October 31, 2009, we had $130.3 million in aggregate outstanding face amount of letters of credit issued under various letter of credit facilities and agreements, which were collateralized by $135.2 million of restricted cash. We also had substantial contractual commitments and contingent obligations, including approximately $446.0 million of performance bonds as of October 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”

Our significant amount of debt could have important consequences. For example, it could:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, or other requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business;

•	place us at a competitive disadvantage because we have more debt than some of our competitors; and

•	make us more vulnerable to downturns in our business and general economic conditions.

Our ability to meet our debt service and other obligations will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses are also affected by customer sentiment and financial, political, business, and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations to the extent we have any floating rate indebtedness. A higher interest rate on our debt service obligations could result in lower earnings or increased losses.

Our sources of liquidity are limited and may not be sufficient to meet our needs

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder. Because we no longer have a revolving credit facility, we are dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses, and/or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letter of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. If our available cash and capital resources are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due.

Restrictive covenants in our debt instruments may restrict our ability to operate and if our financial performance worsens, we may not be able to maintain compliance with the financial covenants of our debt instruments.

The indentures governing our outstanding debt securities impose certain restrictions on our operations and activities. The most significant restrictions relate to debt incurrence, sales of assets, cash distributions, including paying dividends on common and preferred stock, capital stock and debt repurchases, and investments by us and certain of our subsidiaries. Because of these restrictions, we are currently prohibited from paying dividends on our preferred stock and anticipate that we will remain prohibited for the foreseeable future.

If we fail to comply with any of the restrictions or covenants of our debt instruments, and are unable to amend the instrument or obtain a waiver, or make timely payments on this debt and other material indebtedness, the trustees under the indentures governing our debt instruments could cause our debt to become due and payable prior to maturity. In such a situation, there can be no assurance that we would be able to obtain alternative financing. Either situation could have a material adverse effect on the solvency of the Company.

The terms of our debt instruments allow us to incur additional indebtedness.

Under the terms of our indebtedness under our indentures, we have the ability, subject to our debt covenants, to incur additional amounts of debt. The incurrence of additional indebtedness could magnify the risks described above. In addition, certain obligations such as standby letters of credit and performance bonds issued in the ordinary course of business, including those issued under our stand alone letter of credit agreements and facilities, are not considered indebtedness under our indentures (and may be secured), and therefore, are not subject to limits in our debt covenants.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses, and to fund our other liquidity needs. On March 16, 2009, Fitch lowered the Company’s issuer default rating to CCC from B-. On April 7, 2009, Moody’s affirmed our corporate family rating of Caa1, with a negative outlook. On April 1, 2009, S&P lowered our B- corporate credit rating to CCC, with a negative outlook. On October 5, 2009, S&P raised our corporate credit rating to CCC+ from CCC and revised our outlook to developing from negative. Downgrades may make it more difficult and costly for us to access capital, therefore, any further downgrade by any of the principal credit agencies may exacerbate these difficulties.

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

Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices and our having sufficient liquidity to fund such investments.

Our success in developing land and in building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. The availability of undeveloped land and improved lots for purchase at favorable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and lots and restrictive governmental regulation. Should suitable land opportunities become less available, the number of homes we may be able to build and sell would be reduced, which would reduce revenue and profits. In addition, our ability to make land purchases will depend upon us having sufficient liquidity to fund such purchases. We may be at a disadvantage in competing for land due to our significant debt obligations, which require substantial cash resources.

Raw material and labor shortages and price fluctuations could delay or increase the cost of home construction and adversely affect our operating results.

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations could harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices.

Changes in economic and market conditions could result in the sale of homes at a loss or holding land in inventory longer than planned, the cost of which can be significant.

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of undeveloped land, buildable lots, and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See “Critical Accounting Policies.” For example, during 2009, 2008, and 2007, we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $45.4 million, $114.1 million and $126.0 million, respectively. Also, in 2009, 2008, and 2007, as a result of the difficult market conditions, we recorded inventory impairment losses on owned property of $614.1 million, $596.0 million, and $331.8 million, respectively. If market conditions continue to worsen, additional inventory impairment losses and land option write-offs will likely be necessary.

Home prices and sales activities in the California, New Jersey, Texas, Virginia, and Maryland markets have a large impact on our results of operations because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our business in the California, New Jersey, Texas, Virginia, and Maryland markets. Home prices and sales activities in these markets, and in most of the other markets in which we operate, have declined from time to time, particularly as a result of slow economic growth. In particular, California, New Jersey, Virginia, and Maryland have declined significantly since the end of 2006. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in those affected areas. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and may negatively impact our results of operations.

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

In addition, we believe that the availability of mortgage financing, including Federal National Mortgage Association, Federal Home Loan Mortgage Corp, and FHA/VA financing, is an important factor in marketing many of our homes. Recently, remarks from the HUD secretary suggest that FHA underwriting standards may be tightened. Any limitations or restrictions on the availability of those types of financing could reduce our sales.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2009, we had invested an aggregate of $41.3 million in these joint ventures, which had borrowings outstanding of approximately $11.5 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

These investments involve risks and are highly illiquid. There are a limited number of sources willing to provide acquisition, development, and construction financing to land development and homebuilding joint ventures, and as market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms. Recently, we have been unable to obtain financing for newly created joint ventures. In addition, we lack a controlling interest in these joint ventures, and therefore, are usually unable to require that our joint ventures sell assets or return invested capital, make additional capital contributions, or take any other action without the vote of at least one of our venture partners. Therefore, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash.

Homebuilders are subject to a number of federal, local, state, and foreign laws and regulations concerning the development of land, the homebuilding, sales, and customer financing processes and protection of the environment, which can cause us to incur delays and costs associated with compliance and which can prohibit or restrict our activity in some regions or areas.

We are subject to extensive and complex regulations that affect the development and home building, sales, and customer financing processes, including zoning, density, building standards, and mortgage financing. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding. In light of recent developments in the home building industry and the financial markets, federal, state, or local governments may seek to adopt regulations that limit or prohibit homebuilders from providing mortgage financing to their customers. If adopted, any such regulations could adversely affect future revenues and earnings. In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth or no-growth initiatives that could negatively impact the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any such delays or costs could have a negative effect on our future revenues and earnings.

We also are subject to a variety of local, state, federal, and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs, and can prohibit or severely restrict development and homebuilding activity.

For example, during 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the “EPA”). These requests sought information concerning storm water discharge practices in connection with completed, ongoing, and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. We have subsequently received notification from the EPA alleging violations of storm water discharge practices at other locations and requesting related information. We provided the EPA with information in response to its requests. The Department of Justice (“DOJ”) is also involved in the review of these practices and enforcement with respect to them. We are engaged in discussions with the DOJ and EPA regarding a resolution of these matters, which we anticipate will include a monetary fine and an agreement to implement certain operational and training measures nationwide to ensure ongoing compliance with storm water regulations. Although we do not currently anticipate that we will incur any material costs in excess of the amount we have reserved for this matter, we cannot predict whether our discussions with the DOJ and EPA will result in a resolution, or what any resolution of these matters ultimately will require of us.

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretation and application.

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, we may experience losses that could hurt our financial results. Our financial results could also be adversely affected if we were to experience an unusually high number of claims or unusually severe claims. Recently, other homebuilders in Florida have had construction defect claims associated with allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for noxious smells and accelerated corrosion of certain metals in the home. We have identified only 15 homes with this potential issue, however, if additional homes are identified to have this issue, or our actual costs to remediate differ from our current estimated costs, it may require us to revise our warranty reserves.

We compete on several levels with homebuilders that may have greater sales and financial resources, which could hurt future earnings.

We compete not only for home buyers but also for desirable properties, financing, raw materials, and skilled labor often within larger subdivisions designed, planned, and developed by other homebuilders. Our competitors include other local, regional, and national homebuilders, some of which have greater sales and financial resources.

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

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or borrowing additional money, for the future growth and development of our business. The terms or availability of additional capital is uncertain. Moreover, the indentures for our outstanding debt securities contain provisions that restrict the debt we may incur and the equity we may issue in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support our first, second, and third lien senior secured notes may make it more difficult to raise additional financing in the future.

Our future growth may include additional acquisitions of companies that may not be successfully integrated and may not achieve expected benefits.

Acquisitions of companies have contributed to our historical growth and may again be a component of our growth strategy in the future. In the future, we may acquire businesses, some of which may be significant. As a result of acquisitions of companies, we may need to seek additional financing and integrate product lines, dispersed operations, and distinct corporate cultures. These integration efforts may not succeed or may distract our management from operating our existing business. Additionally, we may not be able to enhance our earnings as a result of acquisitions. Our failure to successfully identify and manage future acquisitions could harm our operating results.

Our controlling stockholders are able to exercise significant influence over us.

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president and chief executive officer, have voting control, through personal holdings and family owned entities, of Class A and Class B common stock that enables them to cast approximately 70% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. Their combined stock ownership enables them to exert significant control over us, including power to control the election of our Board of Directors and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.3 billion through the year ended October 31, 2009, and we may generate net operating loss carryforwards in future years.

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

In August 2008, we announced that our Board of Directors adopted a shareholder rights plan designed to preserve shareholder value and the value of certain tax assets primarily associated with net loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code and on December 5, 2008, our stockholders approved the Board of Directors’ decision to adopt the shareholder rights plan. In addition, on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A common stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. See Note 3 to the Consolidated Financial Statements for further details.

Utility shortages and outages or rate fluctuations could have an adverse effect on our operations.

In prior years, the areas in which we operate in California have experienced power shortages, including periods without electrical power, as well as significant fluctuations in utility costs. We may incur additional costs and may not be able to complete construction on a timely basis if such power shortages/outages and utility rate fluctuations continue. Furthermore, power shortages and outages, such as the blackout that occurred in 2003 in the Northeast, and rate fluctuations may adversely affect the regional economies in which we operate, which may reduce demand for our homes. Our operations may be adversely affected if further rate fluctuations and/or power shortages and outages occur in California, the Northeast, or in our other markets.

Geopolitical risks and market disruption could adversely affect our operating results and financial condition.

Geopolitical events, such as the aftermath of the war with Iraq and the continuing involvement in Iraq and Afghanistan, may have a substantial impact on the economy and the housing market. The terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001 had an impact on our business and the occurrence of similar events in the future cannot be ruled out. The war and the continuing involvement in Iraq and Afghanistan, terrorism, and related geopolitical risks have created many economic and political uncertainties, some of which may have additional material adverse effects on the U.S. economy, and our customers and, in turn, our results of operations and financial condition.

ITEM 1B

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We own a 69,000-square foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 768,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West.

ITEM 3

LEGAL PROCEEDINGS

We are involved in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations, and we are subject to extensive and complex regulations that affect the development and home building, sales, and customer financing processes, including zoning, density, building standards, and mortgage financing. These regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding.

We also are subject to a variety of local, state, federal, and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs, and can prohibit or severely restrict development and homebuilding activity.

In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the EPA. These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. We have subsequently received notification from the EPA alleging violations of storm water discharge practices at other locations and requesting related information. We provided the EPA with information in response to its requests. The DOJ is also involved in the review of these practices and enforcement with respect to them. We are engaged in discussions with the DOJ and EPA regarding a resolution of these matters, which we anticipate will include a monetary fine and an agreement to implement certain operational and training measures nationwide to ensure ongoing compliance with storm water regulations. Although we do not currently anticipate that we will incur any material costs in excess of the amount we have reserved for this matter, we cannot predict whether our discussions with the DOJ and EPA will result in a resolution, or what any resolution of these matters ultimately will require of us.

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretations and application.

The Company is also involved in the following litigation:

The Company, Chairman of the Board, Chief Executive Officer and President, Ara K. Hovnanian, Executive Vice President and Chief Financial Officer, J. Larry Sorsby and a former officer of a Company subsidiary have been named as defendants in a purported class action. The original complaint, which only named Mr. Sorsby as a defendant, was filed on September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby. On January 31, 2008, the court appointed Herbert Mankofsky as Lead Plaintiff. On February 19, 2008, the action was transferred to the United States District Court for the District of New Jersey. On March 10, 2008, Lead Plaintiff filed an amended complaint, captioned In re Hovnanian Enterprises, Inc. Securities Litigation, alleging, among other things, that the defendants violated federal securities laws by making false and misleading statements regarding the Company’s business and future prospects in connection with the Company’s acquisition of First Home Builders of Florida. The Company and Messrs. Hovnanian and Sorsby filed a Motion to Dismiss the amended complaint on July 14, 2008. On September 11, 2008, Lead Plaintiff filed his opposition to the Motion to Dismiss. The Company and Messrs. Hovnanian and Sorsby filed their reply brief on October 28, 2008. In March, 2009, by court-ordered stipulation, the defendants withdrew their Motion to Dismiss, and a second amended complaint was filed in June 2009. The Company’s insurance carrier has agreed to provide coverage for the case under the Company’s insurance policy, therefore, the maximum exposure to the Company is the deductible, which has already been incurred and expensed. The matter has been resolved, and the resolution has been approved by the court, with no further payments from the Company.

A subsidiary of the Company has been named as a defendant in a purported class action suit filed on May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D’Allesandro & Woodyard, et al., alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the subsidiary’s homes in Fort Myers, Florida. Plaintiffs filed an amended complaint on October 19, 2007. Plaintiffs sought to represent a class of certain home purchasers in southwestern Florida and sought damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. The Company’s subsidiary filed a Motion to Dismiss the amended complaint on December 14, 2007. Following oral argument on the Motion in September 2008, the court dismissed the amended complaint with leave for plaintiffs to amend. Plaintiffs filed a second amended complaint on October 31, 2008. The Company’s subsidiary filed a Motion to Dismiss this second amended complaint. The Court dismissed portions of the second amended complaint. The Company’s subsidiary has filed a Motion for Reconsideration of a position of the Court’s decision and is awaiting a decision. Plaintiffs seek to represent a class of certain home purchasers in southwestern Florida and seek damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended October 31, 2009, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5

MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange and was held by 590 stockholders of record at December 17, 2009. There is no established public trading market for our Class B Common Stock, which was held by 270 stockholders of record at December 17, 2009. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2009 and 2008:

	Oct. 31, 2009		Oct. 31, 2008
Quarter	High	Low	High	Low
First	$4.99	$1.61	$10.45	$4.80
Second	$2.93	$0.58	$12.41	$8.09
Third	$3.25	$1.81	$11.87	$4.64
Fourth	$5.61	$3.42	$ 9.05	$3.38

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders.

Issuer Purchases of Equity Securities

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to four million shares of Class A Common Stock (adjusted for a two-for-one stock dividend on March 5, 2004). No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal fourth quarter of 2009 (excluding purchases by certain members of the Hovnanian family, which have been previously reported in filings with the Securities and Exchange Commission). The maximum number of shares that may yet be purchased under the Company’s plans or programs is 0.6 million.

ITEM 6

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data and should be read in conjunction with the financial statements included elsewhere in this Form 10-K. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Year Ended
Summary Consolidated Statements of Operations Data (In thousands, Except Per Share Data)	October 31, 2009	October 31, 2008	October 31, 2007	October 31, 2006	October 31, 2005
Revenues	$1,596,290	$3,308,111	$4,798,921	$6,148,235	$5,348,417
Expenses	1,972,978	3,692,556	4,797,767	5,539,489	4,551,427
Inventory impairment loss and land option write-offs	659,475	710,120	457,773	336,204	5,360
Goodwill and intangible amortization and impairment		36,883	162,124	54,821	46,084
Gain on extinguishment of debt	410,185
(Loss) income from unconsolidated joint ventures	(46,041)	(36,600)	(28,223)	15,385	35,039
(Loss) income before income taxes	(672,019)	(1,168,048)	(646,966)	233,106	780,585
State and Federal income tax (benefit)provision	44,693	(43,458)	(19,847)	83,573	308,738
Net (loss) income	(716,712)	(1,124,590)	(627,119)	149,533	471,847
Less: preferred stock dividends			10,674	10,675	2,758
Net (loss) income available to common stockholders	$(716,712)	$(1,124,590)	$(637,793)	$138,858	$469,089
Per share data:
Basic:
(Loss) income per common share	$(9.16)	$(16.04)	$(10.11)	$2.21	$7.51
Weighted average number of common shares outstanding	78,238	70,131	63,079	62,822	62,490
Assuming dilution:
(Loss) income per common share	$(9.16)	$(16.04)	$(10.11)	$2.14	$7.16
Weighted average number of common shares outstanding	78,238	70,131	63,079	64,838	65,549

Summary Consolidated Balance Sheet Data
(In thousands)	October 31, 2009	October 31, 2008	October 31, 2007	October 31, 2006	October 31, 2005
Total assets	$2,024,577	$3,637,322	$4,540,548	$5,480,035	$4,726,138
Mortgages, term loans, revolving credit agreements, and notes payable	$77,364	$107,913	$410,298	$319,943	$271,868
Senior secured notes, senior notes, and senior subordinated notes	$1,751,701	$2,505,805	$1,910,600	$2,049,778	$1,498,739
Stockholders’ (deficit) equity	$(349,598)	$330,264	$1,321,803	$1,942,163	$1,791,357

Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

For purposes of computing the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, earnings consist of earnings from continuing operations before income taxes and income or loss from equity investees, plus fixed charges and distributed income of equity investees, less interest capitalized. Fixed charges consist of all interest incurred, plus the amortization of debt issuance costs and bond discounts. Combined fixed charges and preferred stock dividends consist of fixed charges and preferred stock dividends declared. The fourth quarter of 2005 was the first period we declared and paid preferred stock dividends and, due to covenant restrictions, we have been prohibited from paying dividends beginning with the first quarter of fiscal 2008. The following table sets forth the ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for each of the periods indicated:

	Years Ended October 31,
	2009	2008	2007	2006	2005
Ratio of earnings to fixed charges	(a)	(a)	(a)	2.0	7.8
Ratio of earnings to combined fixed charges and preferred stock dividends	(b)	(b)	(b)	1.8	7.5

(a)	Earnings for the years ended October 31, 2009, 2008, and 2007 were insufficient to cover fixed charges for such period by $616.1 million, $1,138.5 million, and $667.5 million, respectively.
(b)

Earnings for the years ended October 31, 2009, 2008, and 2007 were insufficient to cover fixed charges and preferred stock dividends for such period by $616.1 million, $1,138.5 million, and $678.6 million, respectively. Due to restrictions in our indentures on our senior, senior secured, and senior subordinated notes, we are currently prohibited from paying dividends on our preferred stock and did not make any dividend payments in fiscal 2009 and 2008. In fiscal 2007, we paid $10.7 million of dividends on our preferred stock.

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006 and continuing through today, the U.S. housing market has been impacted by a lack of consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates until recently, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize subprime, Alt-A, and other non-prime mortgage products. The overall economy has weakened significantly and fears of a prolonged recession are pronounced due to rising unemployment levels, further deterioration in consumer confidence and the reduction in extensions of credit and consumer spending. As a result, we have experienced significant decreases in our revenues and gross margins during 2009, 2008, and 2007 compared with prior years. Additionally, we incurred total land-related impairment charges of $659.5 million, $710.1 million and $457.8 million for the years ended October 31, 2009, 2008 and 2007, respectively. These charges resulted from the write-off of deposit and preacquisition costs of $45.4 million, $114.1 million and $126.0 million, respectively, related to land we no longer plan to pursue and impairments on owned inventory of $614.1 million, $596.0 million, and $331.8 million for the fiscal years ended October 31, 2009, 2008, and 2007, respectively. In addition to land related charges, the continued weakening of the market resulted in impairments of our finite-lived intangible assets and goodwill of zero, $35.4 million and $135.2 million during fiscal 2009, 2008, and 2007, respectively.

We have exposure to additional impairments of our inventories, which, as of October 31, 2009, have a book value of $1.1 billion, net of $981.4 million of impairments recorded on 222 of our communities. We also have $73.0 million invested in 11,343 lots under option, including cash and letters of credit option deposits of $26.7 million as of October 31, 2009. We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it. As of October 31, 2009, we have total investments in, and advances to, unconsolidated joint ventures of $41.3 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our investment in joint ventures for recoverability, which has resulted in total reductions in our investment in joint ventures of $115.8 million from the second half of fiscal 2006, the first quarter in which we had impairments on our joint ventures, through October 31, 2009. We still have exposure to future write-downs of our investment in unconsolidated joint ventures if conditions continue to deteriorate in the markets in which our joint ventures operate. With respect to goodwill and intangibles, there is no remaining risk of further exposure to impairments because both goodwill and finite lived intangibles have been fully written off as of October 31, 2008.

During fiscal 2009, we continued to operate our business with the expectation that difficult market conditions would continue to impact us for the foreseeable future. We adjusted our approach to land acquisition and construction practices and continued to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We delayed and cancelled planned land purchases and renegotiated land prices and significantly reduced our total number of controlled lots owned and under option. Additionally, we significantly reduced the number of speculative homes put into production. We have recently begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces, therefore in 2010, we plan to pursue land when it makes strategic and economic sense to do so. New land purchases at pricing that will generate good investment returns are needed to return to profitability. During 2009, we also evaluated and made reductions in selling, general, and administrative expenses, including corporate general and administrative expenses, reducing these expenses $138.3 million from $459.9 million in fiscal 2008 to $321.6 million in fiscal 2009, due in large part to a 75% reduction in head count at the end of fiscal 2009 from our peak in June 2006. Given the persistence of difficult market conditions, improving the efficiency of our selling, general, and administrative expenses will continue to be a significant area of focus. For the year ended October 31, 2009, homebuilding selling, general and administrative costs declined 36% to $239.6 million compared to the year ended October 31, 2008. Corporate general and administrative expenses of $82.0 million for the year ended October 31, 2009 include $14.7 million related to the election by the Chief Executive Officer, Chief Financial Officer, non-executive members of the Board of Directors, and other senior executives of the Company, to cancel certain stock options during fiscal 2009. Excluding this charge, corporate general and administrative expenses would have declined 18.8% to $67.3 million, compared to year ended October 31, 2008.

Critical Accounting Policies

Management believes that the following critical accounting policies require its most significant judgments and estimates used in the preparation of the consolidated financial statements:

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of accounting principles generally accepted in the United States of America (“US GAAP”) recognized by the FASB to be applied by nongovernmental entities. Although the establishment of the ASC did not change US GAAP, it did change the way we refer to US GAAP throughout this document to reflect the updated referencing convention.

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with ASC 360-20, “Property, Plant and Equipment - Real Estate Sales” (“ASC 360-20”), revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received, and there is no continued involvement. In situations where the buyer’s financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial investment or continuing investment as prescribed by ASC 360-20, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

Income Recognition from Mid-Rise Buildings - When we develop mid-rise buildings, they often take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with ASC 360-20. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require to be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible, and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria. Therefore, the revenues from delivering homes in mid-rise buildings are recognized when title is conveyed to the buyer, adequate initial and continuing investment have been received, and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans - Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments”, which permits us to measure our loans held for sale at fair value. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, we adopted Staff Accounting Bulletin 109 on February 1, 2008, requiring the recognition of the fair value of our rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in loans held for sale. Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.

Substantially all of the loans originated are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis although the Company remains liable for certain limited representations and warranties related to loan sales. There were, however, $3.5 million of mortgage loans held for investment at October 31, 2009, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. Loans held for investment are carried at cost, net of unamortized discounts and any allowance for loan losses. Profits and losses relating to the sale of mortgage loans held for investment are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

Inventories - Inventories consist of land, land development, home construction costs, capitalized interest and construction overhead. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest, and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all cost related to specific performance options, variable interest entities, and other options, which consists primarily of our model homes and inventory related to structured lot options.

As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from Sold and unsold homes and lots under development to Land and land options held for future development or sale. As of October 31, 2009, the book value associated with the 77 mothballed communities was $295.3 million, net of an impairment balance of $547.4 million. We continually review communities to determine if mothballing is appropriate.

The recoverability of inventories and other long-lived assets are assessed in accordance with the provisions of ASC 360-10, “Property, Plant and Equipment - Overall” (“ASC 360-10”). ASC 360-10 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

We evaluate inventories of communities under development and held for future development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local housing market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price net of sales incentives), or actual or projected operating or cash flow losses. The assessment of communities for indication of impairment is performed quarterly, primarily by completing detailed budgets for all of our communities and identifying those communities with a projected operating loss for any projected fiscal year or for the entire projected community life. For those communities with projected losses, we estimate the remaining undiscounted future cash flows and compare those to the carrying value of the community, to determine if the carrying value of the asset is recoverable.

The projected operating profits, losses, or cash flows of each community can be significantly impacted by our estimates of the following:

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

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a community include:

•	the intensity of competition within a market, including available home sales prices and home sales incentives offered by our competitors;
•	the current sales absorption pace for both our communities and competitor communities;
•	community-specific attributes, such as location, availability of lots in the market, desirability and uniqueness of our community, and the size and style of homes currently being offered;
•	potential for alternative product offerings to respond to local market conditions;
•	changes by management in the sales strategy of the community; and
•	current local market economic and demographic conditions and related trends and forecasts.

These and other local market-specific conditions that may be present are considered by management in preparing projection assumptions for each community. The sales objectives can differ between our communities, even within a given market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. In addition, the key assumptions included in our estimate of future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in homes sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community. Changes in our key assumptions, including estimated construction and development costs, absorption pace and selling strategies, could materially impact future cash flow and fair-value estimates. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for all impairments recorded from October 31, 2006 to date range from 13.5% to 20.3%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative value basis.

Inventories held for sale, which are land parcels where we have decided not to build homes, are a very small portion of our total inventories, and are reported at the lower of carrying amount or fair value less costs to sell. In determining the fair value less the cost to sell of land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies that include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties, if available.

From time to time, we write off deposits and approval, engineering and capitalized interest costs when we determine that it is no longer probable that we will exercise options to buy land in specific locations or when we redesign communities and/or abandon certain engineering costs. In deciding not to exercise a land option, we take into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including timing of land takedowns), and the availability and best use of our capital, among other factors. The write-off is recorded in the period it is deemed probable that the optioned property will not be acquired. In certain instances, we have been able to recover deposits and other pre-acquisition costs that were previously written off. These recoveries have not been significant.

The impairment of communities under development and held for future development and inventories held for sale, and the charge for land option write-offs, are reflected on the Consolidated Statement of Operations in a separate line entitled “Homebuilding - Inventory impairment loss and land option write-offs”. See also “Results of Operations” and Note 13 to the Consolidated Financial Statements for inventory impairment and land option write-off amounts by segment.

Insurance Deductible Reserves - For homes delivered in fiscal 2009 and 2008, our deductible is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker’s compensation insurance deductible is $0.5 million per occurrence in fiscal 2009 and

2008. Reserves for estimated losses for fiscal 2009 and 2008 have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty data to assist our management to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Interest - In accordance with ASC 835-20, “Interest - Capitalization of Interest,” interest attributable to properties under development during the land development and home construction period is capitalized and expensed along with the associated cost of sales as the related inventories are sold. Interest incurred in excess of interest capitalized, which occurs when assets qualifying for interest capitalization are less than our outstanding debt balances, is expensed as incurred in “Other interest.”

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to operations if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned” and “Minority interest from inventory not owned.” If the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. In accordance with ASC 810-10, “Consolidation - Overall” (“ASC 810-10”), we record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimate. During fiscal 2009 and 2008, we wrote-down certain joint venture investments by $26.4 million and $11.3 million, respectively. There were no write-downs in fiscal 2007.

Post-Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we estimate and accrue warranty costs as part of cost of sales for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible expensed as selling, general, and administrative costs. Warranty accruals require our management to make significant estimates about the cost of future claims. Both of these liabilities are recorded in “Accounts payable and other liabilities” on the Consolidated Balance Sheets.

Deferred Income Taxes - Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with ASC 740-10, “Income Taxes - Overall” (“ASC 740-10”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740-10 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard. See “Total Taxes” below under “Results of Operations” for further discussion of the valuation allowances.

We recognize tax liabilities in accordance with ASC 740-10, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

Capital Resources and Liquidity

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Midwest (Illinois, Kentucky, Minnesota, Ohio), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D.C.), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas), and the West (California). In addition, we provide financial services to our homebuilding customers.

Our cash uses during the 12 months ended October 31, 2009 and 2008 were for operating expenses, land purchases, land deposits, construction spending, state income taxes, interest and debt repurchases. We provided for our cash requirements from available cash on hand, housing and land sales, the issuance of $785 million of senior secured first lien notes, our prior revolving credit facility, financial service revenues, a federal tax refund and other revenues. We believe that these sources of cash will be sufficient through 2010 to finance our working capital requirements and other needs, despite continued declines in total revenues, the termination of our revolving credit facility and the collateralization with cash in segregated accounts to support certain of our letters of credit. We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet. In addition, we received a federal tax refund in fiscal 2009 of $145.2 million. Due to a change in tax legislation that became effective on November 6, 2009, we can carryback our 2009 net operating loss five years to previously profitable years. Prior to the new tax legislation, we were not able to carryback our 2009 net operating loss. We anticipate receiving a federal income tax cash refund of approximately $275 million to $295 million during our second quarter of fiscal 2010.

Our homebuilding cash balance at of October 31, 2009 decreased by $418.3 million from October 31, 2008. This decrease was impacted by $335.9 million for debt repurchases and tender offers, $39.0 million for interest paid in the fourth quarter of fiscal 2009 due to debt repurchases and the October 2009 tender offer, which would have otherwise been paid in the first quarter of fiscal 2010, and $149.9 million of cash used to collateralize surety bonds and letter of credit agreements and facilities, which is now included as restricted cash.

Our net (loss) income historically does not approximate cash flow from operating activities. The difference between net (loss) income and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, amortization of finite-lived intangibles, stock compensation awards and impairment losses for inventory, finite-lived intangibles and goodwill. When we are expanding our operations, which was the case in fiscal 2006, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increase, but for cash flow purposes are offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what has been happening since the last half of fiscal 2007, allowing us to generate positive cash flow from operations during this period. Looking forward, given the continued deterioration in the housing market, it will become more difficult to generate positive cash flow. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity. We continue to focus on maximizing cash flow by limiting our investment in currently owned communities that we believe will not generate positive cash flow in the near term, and by seeking to identify and purchase new land parcels (primarily finished lots) on which homes can be built and delivered in a short period of time, generating acceptable returns, based on our underwriting standards, and positive cash flow.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2009, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 5 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In each of fiscal year 2007 and 2006, we paid $10.7 million of dividends on the Series A Preferred Stock. In fiscal 2008 and 2009, we did not make any dividend payments as a result of covenant restrictions in the indentures governing our senior secured, senior, and senior subordinated notes discussed below. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future.

On May 14, 2008, we issued 14,000,000 shares of Class A Common Stock for net proceeds of $125.9 million.

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder. As of October 31, 2008, there was zero drawn under the revolving credit facility then in effect, excluding letters of credit totaling $197.5 million. Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $130.3 million of letters of credit outstanding as of October 31, 2009. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2009, the amount of cash collateral in these segregated accounts was $135.2 million.

Our wholly owned mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with a group of banks is a short-term borrowing facility that provides up to $60 million through March 5, 2010. Interest is payable monthly, at the Company’s option, at either LIBOR plus 2.00% or the prime rate, with a rate floor of 4.25% on both. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. We believe that we will be able to replace the Master Repurchase Agreement at its expiration date with a similar agreement, but there can be no assurance that such an agreement will be finalized. As of October 31, 2009, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $55.9 million. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage LLC before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2009, we believe we were in compliance with the covenants of the Master Repurchase Agreement. We also previously had a commercial paper facility which provided for up to $200 million through April 25, 2008, with interest payable monthly at LIBOR, plus 0.40%. On November 28, 2007, we paid the outstanding balance in full and terminated the commercial paper facility.

On May 27, 2008, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) issued $600 million ($594.4 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes are secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the revolving credit facility. The notes are redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011, and 100% of principal commencing May 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before

May 1, 2011 with the net cash proceeds from certain equity offerings at 111.50% of principal. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the then existing amended credit facility. These third lien notes were the subject of a tender offer discussed below.

On December 3, 2008, K. Hovnanian issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of unsecured senior notes as follows: $0.5 million aggregate principal amount of 8% Senior Notes due 2012, $12.0 million aggregate principal amount of 6 1/2% Senior Notes due 2014, $1.1 million aggregate principal amount of 6 3/8% Senior Notes due 2014, $3.3 million aggregate principal amount of 6 1/4% Senior Notes due 2015, $24.8 million aggregate principal amount of 7 1/2% Senior Notes due 2016, $28.7 million aggregate principal amount of 6 1/4% Senior Notes due 2016 and $1.0 million aggregate principal amount of 8 5/8% Senior Notes due 2017. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees. These third lien notes were the subject of a tender offer discussed below.

On October 20, 2009, we issued $785.0 million ($770.9 million net of discount) of 10 5/8% Senior Secured Notes due October 15, 2016. The notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K Hovnanian and the guarantors. The notes are redeemable in whole or in part at our option at 107.969% of principal commencing October 15, 2012, 105.313% of principal commencing October 15, 2013, 102.656% of principal commencing October 15, 2014, and 100% of principal commencing October 15, 2015. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before October 15, 2012 with the net proceeds from certain equity offerings at 110.625% of principal. The net proceeds from this issuance, together with cash on hand, were used to fund certain cash tender offers and consent solicitations for our 11½% Senior Secured Notes due 2013 and 18.0% Senior Secured Notes due 2017 and the cash tender offers for certain series of our unsecured notes discussed below.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016. At October 31, 2009, the aggregate book value of the real property collateral securing these notes was approximately $780.7 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $426.0 million as of October 31, 2009, which includes $135.2 of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

On July 21, 2009, we completed cash tender offers whereby we purchased (1) in a fixed price tender offer, approximately $17.8 million principal amount of 6% Senior Subordinated Notes due 2010 for approximately $17.5 million, plus accrued and unpaid interest, (2) in a modified “Dutch Auction,” a total of approximately $49.5 million principal amount of 8% Senior Notes due 2012, 8 7/8% Senior Subordinated Notes due 2012, and 7 3/4% Senior Subordinated Notes due 2013 for approximately $36.1 million, plus accrued and unpaid interest and (3) in a modified “Dutch Auction,” a total of approximately $51.9 million of 6 1/2% Senior Notes due 2014, 6 3/8% Senior Notes due 2014, 6 1/4% Senior Notes due 2015, 6 1/4% Senior Notes due 2016, 7 1/2% Senior Notes due 2016, and 8 5/8% Senior Notes due 2017 for approximately $26.9 million, plus accrued and unpaid interest. These tender offers resulted in a gain on extinguishment of debt of $37.0 million, net of the write-off of unamortized discounts and fees.

On October 20, 2009, we completed cash tender offers and consent solicitations whereby we purchased (1) in a fixed price tender offer approximately $599.5 million principal amount of 11 1/2% Senior Secured Notes due 2013 for approximately $635.5 million, plus accrued and unpaid interest, (2) in a fixed price tender offer approximately $17.6 million principal amount of 18.0% Senior Secured Notes due 2017 for approximately $17.6 million, plus accrued and unpaid interest, and (3) in a fixed price tender offer for certain series of our unsecured notes, a total of approximately $125.4 million principal amount of 8% Senior Notes due 2012, 6 1/2% Senior Notes due 2014, 6 3/8% Senior Notes due 2014, 6 1/4% Senior Notes due 2015, and 7 1/2% Senior Notes due 2016 for approximately $100.0 million, plus accrued and unpaid interest. These tender offers resulted in a loss on extinguishment of debt of $36.4 million, net of the write-off of unamortized discounts and fees.

During the year ended October 31, 2009, we repurchased in open market transactions $11.3 million principal amount of 8% Senior Notes due 2012, $64.4 million principal amount of 6 1/2% Senior Notes due 2014, $40.6 million principal amount of 6 3/8% Senior Notes due 2014, $71.7 million principal amount of 6 1/4% Senior Notes due 2015, $88.9 million principal amount of 6 1/4% Senior Notes due 2016, $78.5 million principal amount of 7 1/2% Senior Notes due 2016, $41.8 million principal amount of 8 5/8% Senior Notes due 2017, $68.6 million principal amount of 6% Senior Subordinated Notes due 2010, $80.1 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $82.6 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $255.4 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $368.0 million for the year ended October 31, 2009, net of the write-off of unamortized discounts and fees.

At October 31, 2009, we had $797.2 million of outstanding senior secured notes ($783.1 million net of discount), comprised of $0.5 million 11 1/2% Senior Secured Notes due 2013, $11.7 million 18.0% Senior Secured Notes due 2017, and $785.0 million 10 5/8% Senior Secured Notes due 2016. We also had $824.3 million of outstanding senior notes ($822.3 million, net of discount), comprised of $35.5 million 8% Senior Notes due 2012, $81.4 million 6 1/2% Senior Notes due 2014, $83.7 million 6 3/8% Senior Notes due 2014, $82.3 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016, and $195.9 million 8 5/8% Senior Notes due 2017. In addition, we had $146.2 million of outstanding senior subordinated notes, comprised of $68.0 million 8 7/8% Senior Subordinated Notes due 2012, $64.6 million 7 3/4% Senior Subordinated Notes due 2013, and $13.6 million 6% Senior Subordinated Notes due 2010.

We and each of our subsidiaries are guarantors of the senior secured, senior, and senior subordinated notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and our foreign subsidiary. The indentures governing the senior secured, senior, and senior subordinated notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior, and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell, or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the senior secured, senior, and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2009, we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time, through tender offers, open market purchases, private transactions, or otherwise depending on market conditions and covenant restrictions.

Because of covenant restrictions in our bond indentures, we are currently unable to pay dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends for the foreseeable future. Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

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

On October 5, 2009, S&P raised our corporate credit rating to CCC+ from CCC and revised our outlook to developing from negative.

Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt or affect the interest rates charged on any of our debt issues or our debt covenant requirements or cause any other operating issue. The only potential risk from these negative changes in our credit ratings is that they may make it more difficult or costly for us to access capital. However, due to our available cash resources, the downgrades in our credit ratings in the second quarter of fiscal 2009 have not impacted management’s operating plans, or our financial condition, results of operations or liquidity.

Total inventory decreased $983.2 million, excluding inventory not owned, during the year ended October 31, 2009. Total inventory, excluding inventory not owned, decreased in the Northeast $335.2 million, in the Mid-Atlantic $118.3 million, in the Midwest $17.9 million, in the Southeast $82.8 million, in the Southwest $121.8 million, and in the West $307.2 million. These decreases were due to decisions to delay or terminate new communities, as well as slow spending in current communities and due to inventory impairments recorded in these segments. During fiscal 2009, we incurred $614.1 million in write-downs primarily attributable to impairments as a result of a continued decline in sales pace, sales price and general market conditions. In addition, we wrote-off costs in the amount of $45.4 million during the year ended October 31, 2009, related to land options that expired or we terminated. See “Notes to Consolidated Financial Statements” - Note 13 for additional information. Substantially all homes under construction or completed and included in inventory at October 31, 2009 are expected to be closed during the next 12 months. Most inventory completed or under development was/is partially financed through our line of credit and debt and equity issuances.

The decreases discussed above excluded the decrease in consolidated inventory not owned of $66.0 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with ASC 470-40, “Debt - Product Financing Arrangements”, and ASC 840-40, “Leases - Sales-Leaseback Transactions”, and variable interest entities in accordance with ASC 810-10. See “Notes to Consolidated Financial Statements”- Note 18 for additional information on ASC 810-10. Specific performance options inventory increased $19.9 million for the year ended October 31, 2009. This increase was primarily due to the addition of specific performance lots in a community in the Northeast in the second quarter of fiscal 2009. Variable interest entity options inventory decreased $31.6 million as we continue to take down land or walk away from deals previously consolidated under ASC 810-10. Other options inventory decreased $54.3 million for the year ended October 31, 2009. Other options consist of inventory financed via a model home program and structured lot option agreements. Model home inventory decreased $35.7 million as a result of the fact that we have terminated the use of models in certain communities where the models were no longer needed and in conjunction therewith also terminated the option to purchase those models. Structured lot option inventory decreased $18.6 million. This decrease was primarily in the Southwest where we walked away from two large land purchase transactions during fiscal 2009.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Our inventory representing “Land and land options held for future development or sale” at October 31, 2009, on the Consolidated Balance Sheets, decreased by $271.9 million compared to October 31, 2008. The decrease is due to significant impairments that were taken on land that had previously been mothballed slightly offset by “Sold and unsold homes and lots under development inventory” being reclassified to “Land and land options held for future development or sale inventory” when we decided to mothball (or stop development on) certain communities. We mothball communities when we determine the current performance does not justify further investment at this time. That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve. As of October 31, 2009, we have mothballed land in 77 communities. The book value associated with these communities at October 31, 2009 was $295.3 million, net of an impairment balance of $547.4 million. We continually review communities to determine if mothballing is appropriate.

The following table summarizes home sites included in our total residential real estate. The decrease in total home sites available in 2009 compared to 2008 is partially attributable to terminating certain option agreements, as discussed herein, and is also related to delivering homes in existing communities and not replacing those with new communities.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2009:
Northeast	6,751	457	6,294
Mid-Atlantic	4,026	385	3,641
Midwest	3,107	253	2,854
Southeast	1,418	135	1,283
Southwest	5,259	351	4,908
West	7,397	187	7,210
Consolidated total	27,958	1,768	26,190
Unconsolidated joint ventures	2,576	158	2,418
Total including unconsolidated joint ventures	30,534	1,926	28,608
Owned	16,477	1,507	14,970
Optioned	11,343	123	11,220
Construction to permanent financing lots	138	138
Consolidated total	27,958	1,768	26,190
Lots controlled by unconsolidated joint ventures	2,576	158	2,418
Total including unconsolidated joint ventures	30,534	1,926	28,608

October 31, 2008:
Northeast	8,975	495	8,480
Mid-Atlantic	6,306	385	5,921
Midwest	2,969	291	2,678
Southeast	4,480	163	4,317
Southwest	8,192	420	7,772
West	9,173	134	9,039
Consolidated total	40,095	1,888	38,207
Unconsolidated joint ventures	3,256	261	2,995
Total including unconsolidated joint ventures	43,351	2,149	41,202
Owned	23,439	1,557	21,882
Optioned	16,464	139	16,325
Construction to permanent financing lots	192	192
Consolidated total	40,095	1,888	38,207
Lots controlled by unconsolidated joint ventures	3,256	261	2,995
Total including unconsolidated joint ventures	43,351	2,149	41,202

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities:

	October 31, 2009			October 31, 2008
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	103	14	117	186	33	219
Mid-Atlantic	69	25	94	182	19	201
Midwest	40	19	59	70	27	97
Southeast	50	1	51	181	20	201
Southwest	364	82	446	566	125	691
West	33	83	116	90	97	187
Total	659	224	883	1,275	321	1,596
Started or completed unsold homes and models per active selling communities(1)	3.7	1.2	4.9	4.5	1.1	5.6

(1)	Active selling communities, which are communities that are open for sale with 10 or more home sites available, were 179 at October 31, 2009, and 284 at October 31, 2008.

The decrease in total unsold homes compared to the prior year is primarily due to the decrease of 105 active communities from 284 at October 31, 2008 to 179 at October 31, 2009, as well as a continued focused effort to sell inventoried homes during fiscal 2009. In some instances, this required additional incentives to be given to homebuyers on completed unsold homes.

Investments in and advances to unconsolidated joint ventures decreased $29.8 million during the fiscal year ended October 31, 2009. The decrease is primarily due to the write-down of our investment in certain joint ventures in accordance with ASC 323-10, as well as distributions received from joint ventures and losses incurred by joint ventures. This is partially offset by increases resulting from additional investments in joint ventures. As of October 31, 2009, we have investments in nine homebuilding joint ventures and seven land development joint ventures. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes decreased $34.3 million since October 31, 2008 to $44.4 million at October 31, 2009. The decrease is primarily due to the receipt of cash of $19.8 million from insurance carriers related to outstanding warranty claims, as well as the return of refundable deposits on land option transactions we terminated in fiscal 2009.

Property, plant and equipment decreased $18.9 million during the twelve months ended October 31, 2009 primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	October 31, 2009	October 31, 2008	Dollar Change
Prepaid insurance	$5,118	$8,262	$(3,144)
Prepaid project costs	50,227	82,394	(32,167)
Senior residential rental properties	7,003	7,321	(318)
Other prepaids	25,832	49,167	(23,335)
Other assets	9,979	9,451	528
Total	$98,159	$156,595	$(58,436)

Prepaid insurance decreased due to the timing of payments for insurance premium costs. These costs are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs decreased for homes delivered and have not been replenished, as we have reduced the number of active selling communities given the current homebuilding environment. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids decreased mainly due to the debt repurchases and tender offers during fiscal 2009, which resulted in the write-off of portions of the associated prepaid debt costs. This decrease is further impacted by the write-off of prepaid credit facility costs as a result of terminating our existing facility and establishing a new one.

At October 31, 2007, we had $32.7 million of goodwill. This amount resulted from Company acquisitions prior to fiscal 2002. As of October 31, 2008, we performed an annual assessment of this goodwill for impairment, and despite years of significant income generation in the markets with goodwill, primarily Texas in the Southwest segment and the Mid-Atlantic segment, the financial projections of these markets resulted in a full impairment of existing goodwill. As such, as of October 31, 2009 and 2008, the goodwill balance is zero. The impairment was written off in the line “Goodwill and intangible amortization and impairment” on the Consolidated Statement of Operations.

Financial Services - Mortgage loans held for sale or investment consist primarily of residential mortgages receivable held for sale of which $66.0 million and $87.5 million at October 31, 2009 and October 31, 2008, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. Also included are residential mortgages receivable held for investment of $3.5 million and $3.2 million at October 31, 2009 and October 31, 2008, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. We have reserves for potential losses on mortgages we currently hold. The decrease in mortgage loans held for sale or investment from October 31, 2008 is directly related to a decrease in the volume of loans originated in the fourth quarter of fiscal 2009, compared to the fourth quarter of fiscal 2008.

Income taxes receivable decreased $189.2 million from October 31, 2008 to a liability of $62.4 million. The net receivable of $126.8 million at October 31, 2008 included a current receivable of $145.2 million that was received during the first quarter of fiscal 2009. At October 31, 2009, the income tax payable balance of $62.4 million related primarily to tax reserves for Federal and State taxes in accordance with ASC 740-10 “Income Taxes”.

Accounts payable and other liabilities are as follows as of:

(In thousands)	October 31, 2009	October 31, 2008	Dollar Change
Accounts payable	$99,175	$167,407	$(68,232)
Reserves	136,481	133,423	3,058
Accrued expenses	54,169	59,394	(5,225)
Accrued compensation	17,237	27,211	(9,974)
Other liabilities	18,660	33,260	(14,600)
Total	$325,722	$420,695	$(94,973)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the fourth quarter of 2009 compared to the prior year. The increase in the reserves is attributable to additional accruals needed for closed communities in our West segment, due to a change in estimates related to the costs for transitioning homeowners associations from the Company to the homeowners and final work to be performed in order to have municipalities provide final bond release. The decrease in accrued expenses is primarily due to payments made for land options that were terminated and accrued in the fourth quarter of fiscal 2008 but paid in the first quarter of 2009. This decrease was partially offset by an increase of $18.7 million of an accrual for abandoned lease space on a rental property. The decrease in accrued compensation was primarily due to the payout of our fiscal year 2008 bonuses during the first quarter of 2009 and reduced accruals under our bonus plans in fiscal 2009. The decrease in other liabilities is primarily related to the payment of a note that was paid during the first quarter of fiscal 2009 and a decrease in deferred profit related to sold and leased back model homes.

Nonrecourse Land Mortgages decreased $0.8 million from October 31, 2008, to zero at October 31, 2009. The decrease is primarily due to purchase money mortgages for a property in our Mid-Atlantic segment that were paid during fiscal 2009.

Customer deposits decreased $9.9 million from October 31, 2008, to $18.8 million at October 31, 2009. The decrease is primarily due to lower contracts in backlog, lower average purchase prices of homes in backlog and certain programs that permit for lower deposits.

Mortgage warehouse line of credit under our secured Master Repurchase Agreement decreased $28.9 million from $84.8 million at October 31, 2008, to $55.9 million at October 31, 2009. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2008 to October 31, 2009.

Liabilities from inventory not owned and minority interest from inventory not owned decreased $70.7 million and increased $7.7 million, respectively, from $135.1 million and $24.9 million, respectively, at October 31, 2008, to $64.4 million and $32.6 million at October 31, 2009, respectively. The net change in these amounts is due to the decrease in the number of variable interest entities consolidated under ASC 810-10 (See “Notes to Consolidated Financial Statements - Note 18”), combined with a significant decrease in debt for one entity previously consolidated, which resulted in a corresponding increase in minority interest from inventory not owned.

Accrued interest decreased $46.4 million from $72.5 million at October 31, 2008, to $26.1 million at October 31, 2009. The decrease is partially attributed to the fact that the majority of our semi-annual interest payments for our senior secured, senior and senior subordinated notes are due and paid in the first and second quarter of the year. Accrued interest is also impacted by the reduction of our debt as a result of the repurchases of our senior secured, senior and senior subordinated notes during fiscal 2009. Also significantly contributing to the decrease is the repurchase of all but $0.5 million of the second lien senior secured notes in October 2009, for which five months of interest was accrued at October 31, 2008 and zero at October 31, 2009. At October 31, 2009, only one month of interest was accrued for the first lien senior secured notes issued in October 2009.

Results of Operations

Total Revenues

Compared to the same prior period, revenues increased (decreased) as follows:

	Year Ended
(Dollars in thousands)	October 31, 2009	October 31, 2008	October 31, 2007
Homebuilding:
Sale of homes	$(1,655,384)	$(1,403,522)	$(1,322,012)
Land sales	(30,526)	(50,179)	(32,434)
Other revenues	(9,242)	(13,137)	18,539
Financial services	(16,669)	(23,972)	(13,407)
Total change	$(1,711,821)	$(1,490,810)	$(1,349,314)
Total revenues percent change	(51.7)%	(31.1)%	(22.0)%

Homebuilding

Compared to the same prior period, homebuilding revenues decreased $1,655.4 million, or 52.1%, for the year ended October 31, 2009, decreased $1,403.5 million, or 30.6%, for the year ended October 31, 2008 and decreased $1,322.0 million or 22.4%, for the year ended October 31, 2007. Decreased revenues in 2009, 2008 and 2007 are primarily due to the number of home deliveries also declining 49.3%, 22.0%, and 24.4%, respectively, as well as weakening market conditions and increased competition in most of our markets. Average price per home also decreased to $283,937 for 2009 from $300,449 in 2008 and $300,449 for 2008 from $337,760 in 2007, as a result of price declines and geographic community mix of our deliveries. Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

                Information on homes delivered by segment is set forth below:

	Year Ended
(Housing Revenue in thousands)	October 31, 2009	October 31, 2008	October 31, 2007
Northeast:
Housing revenues	$357,745	$679,488	$935,476
Homes delivered	823	1,412	1,999
Average price	$434,684	$481,224	$467,972
Mid-Atlantic:
Housing revenues	$296,286	$509,009	$885,599
Homes delivered	788	1,248	1,926
Average price	$375,997	$407,860	$459,813
Midwest:
Housing revenues	$116,990	$209,759	$226,804
Homes delivered	520	965	1,043
Average price	$224,981	$217,367	$217,453
Southeast (1):
Housing revenues	$113,034	$624,106	$745,240
Homes delivered	489	2,572	2,771
Average price	$231,153	$242,654	$268,943
Southwest:
Housing revenues	$408,746	$603,513	$828,574
Homes delivered	1,867	2,616	3,643
Average price	$218,932	$230,701	$227,443
West:
Housing revenues	$229,668	$551,978	$959,682
Homes delivered	875	1,764	2,182
Average price	$262,478	$312,913	$439,818
Consolidated total:
Housing revenues	$1,522,469	$3,177,853	$4,581,375
Homes delivered	5,362	10,577	13,564
Average price	$283,937	$300,449	$337,760
Unconsolidated joint ventures:
Housing revenues	$113,016	$262,605	$535,051
Homes delivered	297	704	1,364
Average price	$380,525	$373,018	$392,266
Total including unconsolidated joint ventures:
Housing revenues	$1,635,485	$3,440,458	$5,116,426
Homes delivered	5,659	11,281	14,928
Average price	$289,006	$304,978	$342,740

(1)	Includes 1,345 homes delivered at our Ft. Myers, Florida division in the first quarter of fiscal 2008.

The decrease in housing revenues during the years ended October 31, 2009 and October 31, 2008 was primarily due to the continued weak market conditions in most of our markets. Housing revenues in 2009 decreased in all of our homebuilding segments combined by 52.1%, and average sales prices decreased 5.5%. In our homebuilding segments, homes delivered decreased 41.7%, 36.9%, 46.1%, 81.0%, 28.6% and 50.4% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively. Also contributing to the decrease in homes delivered is the decrease of 105 active communities from 284 at October 31, 2008 to 179 at October 31, 2009.

Housing revenues in 2008 decreased in all of our homebuilding segments combined by 30.6%, and average sales prices decreased 11.0%. In our homebuilding segments, homes delivered decreased 29.4%, 35.2%, 7.5%, 7.2%, 28.2% and 19.2% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively.

Another reason for reduced sales was H.R. 3221, enacted into law in 2008, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.” Among other provisions, this law eliminated seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008. Of our total home closings utilizing K. Hovnanian Mortgage for the mortgage loans in fiscal 2008 and the first quarter of fiscal 2009, approximately 21% and 3%, respectively, were funded with mortgage loans whereby the homebuyer used a seller-financed down payment assistance program. These programs were ended during the first quarter of fiscal 2009, which resulted in none of our homebuyers utilizing them after the first quarter of fiscal 2009. This issue was partially mitigated by federal government purchases of FHA/VA loans and the increase in loan limits for these types of loans.

Unaudited quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ending October 31, 2009, 2008 and 2007 are set forth below:

	Quarter Ended
(In thousands)	October 31, 2009	July 31, 2009	April 30, 2009	January 31, 2009
Housing revenues:
Northeast	$102,996	$84,761	$83,752	$86,236
Mid-Atlantic	80,773	75,631	70,887	68,995
Midwest	36,305	29,925	23,887	26,872
Southeast	23,032	23,152	32,834	34,015
Southwest	103,109	105,518	113,514	86,605
West	68,364	48,154	56,824	56,329
Consolidated total	$414,579	$367,141	$381,698	$359,052
Sales contracts (net of cancellations):
Northeast	$96,424	$84,093	$104,653	$65,345
Mid-Atlantic	66,375	85,352	87,208	42,259
Midwest	18,019	25,411	33,498	18,836
Southeast	24,377	27,660	31,073	20,063
Southwest	97,797	109,027	109,971	60,497
West	65,592	55,053	69,205	30,519
Consolidated total	$368,584	$386,596	$435,608	$237,519

	Quarter Ended
(In thousands)	October 31, 2008	July 31, 2008	April 30, 2008	January 31, 2008
Housing revenues:
Northeast	$181,158	$169,394	$168,590	$160,346
Mid-Atlantic	133,121	115,836	134,494	125,558
Midwest	57,084	51,003	55,092	46,580
Southeast	51,979	69,763	109,182	393,182
Southwest	153,710	141,970	143,649	164,184
West	100,609	144,724	144,677	161,968
Consolidated total	$677,661	$692,690	$755,684	$1,051,818
Sales contracts (net of cancellations):
Northeast	$66,381	$90,953	$140,651	$83,416
Mid-Atlantic	50,477	82,437	107,067	73,424
Midwest	18,866	26,261	43,023	18,737
Southeast	13,314	32,364	44,144	42,423
Southwest	103,626	121,223	169,331	124,385
West	66,032	97,294	142,561	115,405
Consolidated total	$318,696	$450,532	$646,777	$457,790

	Quarter Ended
(In thousands)	October 31, 2007	July 31, 2007	April 30, 2007	January 31, 2007
Housing revenues:
Northeast	$298,039	$238,299	$185,852	$213,286
Mid-Atlantic	258,178	215,363	189,370	222,688
Midwest	81,138	65,563	41,524	38,579
Southeast	155,560	164,111	207,844	217,725
Southwest	255,670	196,681	200,053	176,170
West	259,634	199,209	233,371	267,468
Consolidated total	$1,308,219	$1,079,226	$1,058,014	$1,135,916
Sales contracts (net of cancellations):
Northeast	$218,424	$206,103	$202,884	$175,048
Mid-Atlantic	119,188	126,269	239,485	192,639
Midwest	71,678	52,386	68,735	55,945
Southeast	76,451	88,253	107,345	40,021
Southwest	168,440	201,579	222,119	166,202
West	165,023	145,295	248,815	274,853
Consolidated total	$819,204	$819,885	$1,089,383	$904,708

Our reported level of sales contracts (net of cancellations) has been impacted by a slowdown in the pace of sales in all of the Company’s segments, due to weakening market conditions and tighter mortgage loan underwriting criteria, as well as lower community count. However, contracts per our community in 2009 are 23.3 compared to fiscal 2008 of 17.7. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures.

Quarter	2009	2008	2007	2006	2005
First	31%	38%	36%	30%	27%
Second	24%	29%	32%	32%	21%
Third	23%	32%	35%	33%	24%
Fourth	24%	42%	40%	35%	25%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2009	2008	2007	2006	2005
First	22%	16%	17%	11%	15%
Second	31%	24%	19%	15%	17%
Third	23%	20%	18%	14%	15%
Fourth	20%	30%	26%	16%	12%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, starting in fiscal year 2007 and continuing since then, we have been experiencing higher than normal numbers of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us or other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. While our cancellation rate based on gross sales contracts for fiscal year 2009 is lower than it has been for several years, and closer to more normalized levels, it is difficult to predict if this trend will continue. However, for this same period, the cancellation rate as a percentage of beginning backlog remains higher than historical periods.

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, using base sales prices by segment is set forth below:

(Dollars In thousands)	October 31, 2009	October 31, 2008	October 31, 2007
Northeast:
Total contract backlog	$196,262	$215,604	$503,445
Number of homes	457	497	975
Mid-Atlantic:
Total contract backlog	$150,819	$165,871	$358,778
Number of homes	386	385	753
Midwest:
Total contract backlog	$46,418	$61,108	$153,171
Number of homes	253	291	759
Southeast:
Total contract backlog	$35,970	$45,657	$614,575
Number of homes	135	163	2,151
Southwest:
Total contract backlog	$77,418	$100,305	$174,206
Number of homes	351	420	751
West:
Total contract backlog	$52,666	$57,642	$205,716
Number of homes	190	151	549
Totals:
Total consolidated contract backlog	$559,553	$646,187	$2,009,891
Number of homes	1,772	1,907	5,938

The decline in our backlog for the years ended October 31, 2009 and October 31, 2008 is a direct result of a falloff in our contract pace. Our net contracts for the full years of fiscal 2009 and 2008, excluding unconsolidated joint ventures, declined 20.1% and 40.5%, respectively. In the month of November 2009, excluding unconsolidated joint ventures, we signed an additional 294 net contracts amounting to $87.7 million in contract value.

Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the schedules below). A breakout of such expenses for consolidated housing sales and housing gross margin is set forth below:

	Year Ended
(Dollars In thousands)	October 31, 2009	October 31, 2008	October 31, 2007
Sale of homes	$1,522,469	$3,177,853	$4,581,375
Cost of sales, net of impairment reversals and excluding interest expense	1,382,234	2,965,886	3,890,474
Homebuilding gross margin, before cost of sales interest expense and land charges	140,235	211,967	690,901
Cost of sales interest expense, excluding land sales interest expense	97,332	136,439	130,825
Homebuilding gross margin, after cost of sales interest expense, before land charges	42,903	75,528	560,076
Land charges	659,475	710,120	457,773
Homebuilding gross margin, after cost of sales interest expense and land charges	$(616,572)	$(634,592)	$102,303
Gross margin percentage, before cost of sales interest expense and land charges	9.2%	6.7%	15.1%
Gross margin percentage, after cost of sales interest expense, before land charges	2.8%	2.4%	12.2%
Gross margin percentage after cost of sales interest expense and land charges	(40.5)%	(20.0)%	2.2%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31, 2009	October 31, 2008	October 31, 2007
Sale of homes	100%	100.0%	100.0%
Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	75.9%	82.1%	74.3%
Commissions	3.3%	2.7%	2.8%
Financing concessions	2.4%	1.7%	1.4%
Overheads	9.2%	6.8%	6.4%
Total cost of sales, before interest expense and land charges	90.8%	93.3%	84.9%
Gross margin percentage, before cost of sales interest expense and land charges	9.2%	6.7%	15.1%
Cost of sales interest	6.4%	4.3%	2.9%
Gross margin percentage, after cost of sales interest expense and before land charges	2.8%	2.4%	12.2%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write off charges increased to 9.2% for the year ended October 31, 2009 compared to 6.7% for the same period last year. The declining pace of sales in our markets in 2007, 2008, and 2009 has led to intense competition in many of our specific community locations. In order to attempt to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered some base prices, all of which have impacted our margins significantly and resulted in significant inventory impairments. However, the rate of the decline has slowed in most of our segments and in a few locations we have been able to raise prices without adversely impacting sales pace. In addition, we are delivering the final homes in some older communities where margins are lower and seeing the first deliveries in new communities where we have acquired the land at more reasonable prices. Also, we have recorded impairment reversals as homes previously impaired are delivered. This has resulted in the modest improvement in our gross margins before cost of sales interest and land charges.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $659.5 million, $710.1 million, and $457.8 million during the years ended October 31, 2009, 2008, and 2007, respectively, to their estimated fair value. See “Notes to Consolidated Financial Statements - Note 13” for an additional discussion. During the years ended October 31, 2009, 2008, and 2007, we wrote-off residential land options and approval and engineering costs amounting to $45.4 million, $114.1 million, and $126.0 million, respectively, which are included in the total write-offs mentioned above. When a community is redesigned, abandoned engineering costs are written-off. Option and approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in all of our segments. The impairments amounting to $614.1 million, $596.0 million, and $331.8 million for the years ending October 31, 2009, 2008 and 2007, respectively, were incurred because of continued downward pressure on prices in order to maintain sales pace in many of our markets. In 2009, the majority of the impairments were in the Northeast and West segments. Impairments in the Northeast were due to increased weakness in the market, primarily in the suburbs of Manhattan. In the West, where we have to compete with significant competition from foreclosures, we have had to continue to reduce prices in order to maintain sales pace. This is especially true in some of the more fringe markets in our West segment.

Below is a break-down of our lot option walk-aways and impairments by segment for fiscal 2009. In 2009, in total, we walked away from 36.3% of all the lots we controlled under option contracts. The remaining 63.7% of our option lots are in communities that remain economically feasible, including a substantial number that were successfully renegotiated over the past year.

The following table represents lot option walk-aways by segment for the year ended October 31, 2009:

(In millions)	Dollar Amount of Walk Away	Number of Walk-Away Lots	% of Walk-Away Lots	Total Option Lots at October 31, 2009(1)	Walk-Away Lots as a % of Total Lots
Northeast	$14.1	1,467	22.7%	4,848	30.3%
Mid-Atlantic	10.7	2,021	31.2%	3,403	59.4%
Midwest	1.4	222	3.4%	2,778	8.0%
Southeast	4.3	1,310	20.2%	1,438	91.1%
Southwest	14.3	1,296	20.0%	4,251	30.5%
West	0.6	158	2.5%	1,099	14.4%
Total	$45.4	6,474	100%	17,817	36.3%

(1)	Includes lots optioned that the Company walked-away from in the year ended October 31, 2009.

The following table represents impairments by segment for the year ended October 31, 2009:

(In millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value	% of Pre- Impairment Value
Northeast	$244.7	39.8%	$502.6	48.7%
Mid-Atlantic	48.5	7.9%	148.1	32.8%
Midwest	6.5	1.1%	19.5	33.3%
Southeast	40.5	6.6%	116.5	34.8%
Southwest	36.8	6.0%	90.2	40.8%
West	237.1	38.6%	450.8	52.6%
Total	$614.1	100%	$1,327.7	46.3%

Homebuilding selling, general, and administrative expenses decreased to $239.6 million for the year ended October 31, 2009, and decreased to $377.1 million for the year ended October 31, 2008 from $539.4 million for the year ended October 31, 2007. This decrease in expenses is the result of reduced costs through headcount reduction, other cost saving measures and a decreased number of communities. Despite the decreases in expenses, the amount of homebuilding selling, general and administrative expenses as a percentage of revenue has increased, due to reduced home deliveries.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In thousands)	October 31, 2009	October 31, 2008	October 31, 2007
Land and lot sales	$27,250	$57,776	$107,955
Cost of sales, net of impairment reversals and excluding interest	15,853	45,016	87,179
Land and lot sales gross margin, excluding interest	11,397	12,760	20,776
Land sales interest expense	8,482	9,522	1,132
Land and lot sales gross margin, including interest	$2,915	$3,238	$19,644

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales for the year ended October 31, 2009 were less than for the year ended October 31, 2008. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.

Other revenues decreased $9.2 million and $13.1 million for the years ended October 31, 2009 and October 31, 2008, respectively. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts. In fiscal 2009, the primary reason for the decrease was a reduction in interest income due to lower excess cash in interest bearing accounts as well as lower interest rates in 2009 compared to 2008. In addition, as cancellation rates have come down during the year, income from forfeited customer deposits has declined. For fiscal 2007, Other revenues also included $19.1 million related to the termination of our Credit Agreement and Agreement for Letter of Credit with Citicorp USA, Inc. which was the primary reason for the decrease from fiscal 2008 to 2007.

Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
	2009	Variance 2009 Compared to 2008	2008	Variance 2008 Compared to 2007	2007
Northeast
Homebuilding revenue	$364,876	$(339,847)	$704,723	$(254,110)	$958,833
Loss before income taxes	$(341,147)	$(226,731)	$(114,416)	$(95,599)	$(18,817)
Homes delivered	823	(589)	1,412	(587)	1,999
Average sales price	$434,684	$(46,540)	$481,224	$13,252	$467,972
Contract cancellation rate	23%	(7)%	30%	4%	26%
Mid-Atlantic
Homebuilding revenue	$297,706	$(216,013)	$513,719	$(399,994)	$913,713
(Loss) income before income taxes	$(85,817)	$56,432	$(142,249)	$(217,073)	$74,824
Homes delivered	788	(460)	1,248	(678)	1,926
Average sales price	$375,997	$(31,863)	$407,860	$(51,953)	$459,813
Contract cancellation rate	34%	(8)%	42%	1%	41%
Midwest
Homebuilding revenue	$117,308	$(94,279)	$211,587	$(16,288)	$227,875
Loss before income taxes	$(24,390)	$13,025	$(37,415)	$42,792	$(80,207)
Homes delivered	520	(445)	965	(78)	1,043
Average sales price	$224,981	$7,614	$217,367	$(86)	$217,453
Contract cancellation rate	24%	(10)%	34%	7%	27%
Southeast
Homebuilding revenue	$119,779	$(512,271)	$632,050	$(146,454)	$778,504
Loss before income taxes	$(67,891)	$78,515	$(146,406)	$122,096	$(268,502)
Homes delivered	489	(2,083)	2,572	(199)	2,771
Average sales price	$231,153	$(11,501)	$242,654	$(26,289)	$268,943
Contract cancellation rate	22%	(27)%	49%	(3)%	52%
Southwest
Homebuilding revenue	$422,808	$(187,237)	$610,045	$(231,020)	$841,065
(Loss) income before income taxes	$(60,777)	$40,693	$(101,470)	$(127,181)	$25,711
Homes delivered	1,867	(749)	2,616	(1,027)	3,643
Average sales price	$218,932	$(11,769)	$230,701	$3,258	$227,443
Contract cancellation rate	26%	(4)%	30%	0%	30%
West
Homebuilding revenue	$234,740	$(342,488)	$577,228	$(405,904)	$983,132
Loss before income taxes	$(304,539)	$220,162	$(524,701)	$(187,487)	$(337,214)
Homes delivered	875	(889)	1,764	(418)	2,182
Average sales price	$262,478	$(50,435)	$312,913	$(126,905)	$439,818
Contract cancellation rate	18%	(13)%	31%	(8)%	39%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 48.2% in 2009 compared to 2008 primarily due to a 41.7% decrease in homes delivered and a 9.7% decrease in average selling price. Loss before income taxes increased $226.7 million to a loss of $341.1 million, which is mainly due to a $194.5 million increase in inventory impairment loss and land option write-offs in 2009, along with a slight reduction in gross margin percentage before interest expense as the markets in this segment have continued to be highly competitive.

Homebuilding revenues decreased 26.5% in 2008 compared to 2007 primarily due to a 29.4% decrease in homes delivered offset by a 2.8% increase in average selling price as the mix of communities that had deliveries in 2008 was different than 2007. Loss before income taxes increased $95.6 million to a loss of $114.4 million, which is mainly due to a significant reduction in gross margin percentage before interest expense as the markets in this segment had become much more competitive and a $7.8 million increase in inventory impairment loss and land option write-offs in 2008.

Mid-Atlantic - Homebuilding revenues decreased 42% in 2009 compared to 2008 primarily due to a 36.9% decrease in homes delivered and a 7.8% decrease in average selling price due to increased incentives and the mix of communities that delivered in 2009 compared to 2008. Loss before income taxes decreased $56.4 million to a loss of $85.8 million, of which $24.6 million is from the decrease in inventory impairment loss and land option write-offs in 2009. Additionally, there was a $15.1 million goodwill impairment charge recorded in 2008, which did not recur in 2009. The segment also had a small increase in gross margin percentage before interest expense.

Homebuilding revenues decreased 43.8% in 2008 compared to 2007 primarily due to a 35.2% decrease in homes delivered and a 11.3% decrease in average selling price due to increased incentives and the mix of communities that delivered in 2008 compared to 2007. Income before income taxes decreased $217.1 million to a loss of $142.2 million, of which $64.3 million was from the increase in inventory impairment loss and land option write-offs in 2008. Additionally, there was a $15.1 million goodwill impairment charge recorded in 2008. The segment also had a significant reduction in gross margin percentage before interest expense as the markets in this segment had become much more competitive.

Midwest - Homebuilding revenues decreased 44.6% in 2009 compared to 2008. The decrease was primarily due to a 46.1% decrease in homes delivered, slightly offset by a 3.5% increase in average sales price. The fluctuation in average sales price was the result of the mix of communities delivering in 2009 compared to 2008. Loss before income taxes decreased $13.0 million to a loss of $24.4 million. The decrease in the loss was primarily due to our share of net losses on an unconsolidated joint venture of $9.4 million in 2008, which did not recur in fiscal 2009, as we wrote-off our investment in the joint venture at October 31, 2008. In addition, there was a modest increase in gross margin percentage before interest expense.

Homebuilding revenues decreased 7.1% in 2008 compared to 2007 primarily due to a 7.5% decrease in homes delivered, while average selling prices remained flat. The decrease in deliveries was the result of a more competitive and slowing housing market. Loss before income taxes decreased $42.8 million to a loss of $37.4 million. This was due to only $8.4 million of inventory impairment loss and land option write-offs in 2008, compared to $28.1 million in 2007 and no intangible impairment in 2008 compared to $14.6 million in 2007.

Southeast - Homebuilding revenues decreased 81.0% in 2009 compared to 2008. The decrease was primarily due to an 81.0% decrease in homes delivered and a 4.7% decrease in average sales price. The decrease in deliveries is primarily due to 1,645 deliveries from our Fort Myers operations in 2008 compared to 33 deliveries in 2009. Loss before income taxes decreased $78.5 million to a loss of $67.9 million due partly to a $40.8 million decrease in inventory impairment losses and land option write-offs in 2009, and $2.4 million of intangible impairments in 2008 which did not recur in 2009. Selling, general and administrative costs were down by $23.7 million, due primarily to decreased salaries from headcount reductions and other overhead cost savings. In addition, there was a modest increase in gross margin percentage before interest expense.

Homebuilding revenues decreased 18.8% in 2008 compared to 2007 primarily due to a 7.2% decrease in homes delivered and a 9.8% decrease in average selling price. The primary reason for the decrease in deliveries and average selling price is the continuing declining market conditions in Florida and in the mix of communities delivering homes. Loss before income taxes decreased $122.1 million to a loss of $146.4 million, due mainly to $85.6 million of inventory impairment losses and land option write-offs in 2008 compared to $113.3 million in 2007 and $2.4 million of intangible impairments in 2008 compared to $108.6 million in 2007.

Southwest - Homebuilding revenues decreased 30.7% in 2009 compared to 2008 primarily due to a 28.6% decrease in homes delivered and 5.1% decrease in average selling price. Loss before income taxes decreased $40.7 million to a loss of $60.8 million in 2009 mainly due to a $40.3 million decrease in inventory impairment losses and land option write-offs in 2009, and a goodwill impairment of $14.9 million in 2008 that did not recur in 2009. While gross margin percentage before interest was relatively flat, gross margin dollars were down by $29.5 million from October 31, 2008 to October 31, 2009, driven by the decrease in deliveries, thereby offsetting the decrease in loss before income taxes.

Homebuilding revenues decreased 27.5% in 2008 compared to 2007 primarily due to a 28.2% decrease in homes delivered offset by 1.4% increase in average selling price. The reduction of deliveries resulted from a decline in the activity in the Arizona market, as that market has been impacted by tighter mortgage lending requirements, thus eliminating certain potential homebuyers. The increase in average selling price is due to the mix of communities that had deliveries in 2008 compared to 2007. Income before income taxes decreased $127.2 million to a loss of $101.5 million in 2008 mainly due to a $75.5 million increase in inventory impairment losses and land option write-offs in 2008, a goodwill impairment of $14.9 million and a significant reduction in gross margin percentage before interest expense.

West - Homebuilding revenues decreased 59.3% in 2009 compared to 2008 primarily due to a 50.4% decrease in homes delivered and a 16.1% decrease in average selling price. The decrease in deliveries was the result of the continued slowing of the housing market in California and reduced active communities as nearly half of our mothballed communities are in the West. Loss before income taxes decreased $220.2 million to a loss of $304.5 million in 2009 partially due to a $138.9 million decrease in inventory impairment losses and land option write offs. In addition, gross margin before interest expense increased in 2009, as we are starting to see signs of price stabilization in this market and the benefit of impairment reserve reversals as homes are delivered.

Homebuilding revenues decreased 41.3% in 2008 compared to 2007 primarily due to a 19.2% decrease in homes delivered and a 28.9% decrease in average selling price. This reduced revenue was further compounded by a significant reduction in gross margin percentage before interest expense. The decrease in deliveries and the reduced gross margin was the result of the more competitive and slowing housing market in California throughout 2007 and more so in 2008. As a result of the above and a $152.1 million increase in inventory impairment losses and land option write-offs in 2008, loss before income taxes increased $187.5 million to a loss of $524.7 million in 2008.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of non-agency and non-governmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of the recent tightening by mortgage lenders, none of the loans we originated during fiscal 2009 were Alt-A or sub-prime as compared to 7.7% of our originated loans being Alt-A loans and 0.3% of our originated loans being sub-prime loans for the same period last year. As Alt-A and sub-prime originations declined, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination. For the year ended October 31, 2009 and 2008, FHA/VA loans represented 45.9% and 35.5%, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2009, 2008, and 2007, financial services provided a $6.3 million, $16.7 million, and $27.9 million pretax profit, respectively. In 2009 financial services revenue decreased $16.7 million to $35.6 million due to a decrease in the number of mortgage settlements and a decrease in the average loan amount. Also, in 2009, we recorded expense of $3.2 million for abandoned lease space, which contributed to the decrease in pretax profit of $10.4 million from October 31, 2008 to October 31, 2009. Revenues from October 31, 2007 to October 31, 2008 decreased $24.0 million to $52.2 million consistent with our reduction in mortgage settlements. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 82%, 75%, and 71% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2009, 2008, and 2007, respectively. Servicing rights on new mortgages originated by us will be sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. Corporate general and administrative expenses declined $0.9 million for the year ended October 31, 2009 compared to the year ended October 31, 2008, and $3.0 million for the year ended October 31, 2008 compared to the year ended October 31, 2007. The reduction in expenses is due to reduced salaries resulting from headcount reduction, reduced bonuses and other overhead cost savings. The slight reduction from 2008 to 2009 was after an expense of $14.7 million for the cancellation of stock options. During fiscal 2009, the Chief Executive Officer, Chief Financial Officer, each of the non-executive members of the Board of Directors and other senior executives of the Company consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights). The $14.7 million charge to operations is offset by a credit to paid in capital. Excluding this option cancellation expense, corporate, general and administrative expenses decreased $15.6 million for the year ended October 31, 2009 compared to October 31, 2008.

Other Interest

Other interest increased $64.3 million to $94.7 million for the year ended October 31, 2009. For fiscal 2008, other interest increased $20.6 million to $30.4 million. Beginning in the third quarter of fiscal 2008, our assets that qualify for interest capitalization (inventory under development) no longer exceeded our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. As our inventory balances have continued to decrease, the amount of interest required to be directly expensed has increased.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations increased $13.7 million to $23.5 million for the year ended October 31, 2009, and increased $5.0 million to $9.8 million for the year ended October 31, 2008. The increase in other operations from October 31, 2008 to October 31, 2009 is primarily due to a $18.7 million accrual for abandoned commercial lease space. This expense was offset by income of $5.1 million due to the reversal of an accrual related to litigation in the fourth quarter of fiscal 2009, when it was determined that payment was no longer probable. The increase in other operations from October 31, 2007 to October 31, 2008, is attributed to the $2.1 million in legal and settlement costs in 2008, related to the dismissal of certain litigation, as well as an increase in rent expense from a new commercial rental property.

Goodwill and Intangible Amortization and Impairments

We amortized our finite-lived intangibles over their expected useful life, ranging from one to four years. At the end of fiscal year 2008, we wrote off all of our remaining intangible assets. As a result, there was no expense in fiscal 2009. In fiscal 2008, this expense includes the impairment of the remaining $2.7 million balance of finite-lived intangibles and $32.7 million of goodwill. Goodwill and Intangible amortization and impairments decreased $125.2 million for the year ended October 31, 2008, when compared to 2007. The decrease for the year ended October 31, 2008 was primarily the result of reduced intangible amortization in 2008 as a result of the extensive write-offs during the fourth quarter of 2007, partially offset by the impairments recorded in 2008.

Gain on Extinguishment of Debt

During the year ended October 31, 2009, we repurchased in the open market a total of $628.5 million principal amount of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $255.4 million, plus accrued and unpaid interest. We recognized a gain of $368.0 million net of the write-off of unamortized discounts and fees, related to these purchases which represents the difference between the principal amounts of the notes and the purchase price. In addition, on December 3, 2008, we exchanged a total of $71.4 million principal amount of various issues of our unsecured senior notes due 2012 through 2017 for $29.3 million in senior secured 18% notes due 2017. This exchange resulted in a recognized gain of $41.3 million. During the year ended October 31, 2009, we completed cash tender offers whereby we purchased an aggregate of approximately $861.7 million principal amount of various issues of our secured and unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of approximately $833.6 million, plus accrued unpaid interest. As a result of the tender offers we recognized a gain of $37.0 million in the third quarter of fiscal 2009, net of the write-off of unamortized discounts and fees and a loss of $36.4 million in the fourth quarter of fiscal 2009. The fourth quarter loss was offset by gains from open market repurchases resulting in a net loss of $17.6 million in the fourth quarter of fiscal 2009. We may continue to make additional debt purchases and/or exchanges through tender offers, open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.

(Loss) Income From Unconsolidated Joint Ventures

(Loss) income from unconsolidated joint ventures consists of our share of the losses or earnings of the joint venture. The loss increased $9.4 million to a loss of $46.0 million for the year ended October 31, 2009. The increased loss in 2009 is mainly due to the write down of our investment in one of our joint ventures where the full investment was determined to be impaired, as well as our share of the losses from inventory impairments from two other joint ventures. These losses were offset by the fact that we are no longer recording any loss related to a fourth joint venture because we wrote off our investment in that joint venture in the fourth quarter of fiscal 2008, and have no further funding commitments to this entity. Our loss in 2008 increased $8.4 million to a loss of $36.6 million for the year ended October 31, 2008. The increase in the loss in 2008 is mainly due to our share of the losses from operations on our unconsolidated joint ventures, as well as the write-off of our investment we had in two homebuilding joint ventures.

Total Taxes

Total tax provision (benefit) as a percentage of the loss before taxes was (6.7)% for the 12 months ended October 31, 2009. The rate was negative because we recorded an additional $312.1 million charge to our current and deferred tax asset valuation allowance in the twelve months ended October 31, 2009, completely offsetting the tax benefit from loss before taxes and we recorded additional Federal and State tax reserves during the year in accordance with ASC 740, as discussed in Note 12 to the Consolidated Financial Statements and further below.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If, for some reason, the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Given the continued downturn in the homebuilding industry during 2007, 2008 and 2009, resulting in additional inventory and intangible impairments, we are now in a three-year cumulative loss position. According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and in this circumstance, the Company does not rely on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, we recorded a valuation allowance of $265.9 million against our deferred tax assets. Our valuation allowance for current and deferred taxes increased $312.1 million and $409.6 million during the 12 months ended October 31, 2009 and 2008, to $987.6 million at October 31, 2009. Our current and deferred tax assets at October 31, 2007 and October 31, 2008, for which there was no valuation allowance, related to amounts that were realized through reversals of existing taxable temporary differences or through carrybacks to the 2005 and 2006 years.

On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which, the Company is able to carryback its 2009 net operating loss five years to previously profitable years that were not available to the Company for carryback prior to the new tax legislation. We will record the impact of the carryback, estimated to be between $275 million and $295 million, in the first quarter of fiscal 2010 and expect to receive a federal income tax cash refund in the second quarter of fiscal 2010.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2009, we had $26.7 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $472.6 million. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees. However, $28.2 million of the $472.6 million in land and lot option purchase contracts contain specific performance clauses which require us to purchase the land or lots upon satisfaction of certain requirements by both the sellers and the Company. Therefore, this specific performance obligation of $28.2 million, which is the purchase price for these lots net of cash deposits already paid, is recorded on the balance sheet in “Liabilities from inventory not owned.”

Pursuant to ASC 810, “Consolidation” (“ASC 810”), we consolidated $45.4 million of inventory not owned at October 31, 2009, representing the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under ASC 810, we eliminated $6.1 million of its related cash deposits for lot option contracts, which are included in “Consolidated inventory not owned.” Since we do not own an equity interest in any of the unaffiliated variable interest entities (“VIE”) that we must consolidate pursuant to ASC 810, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities have been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest entity. At October 31, 2009, the balance reported in Minority interest from inventory not owned was $32.6 million. At October 31, 2009, we had cash deposits and letters of credit totaling $6.1 million, representing our current maximum exposure associated with the consolidation of lot option contracts. Creditors of these VIEs, if any, have no recourse against us. In addition, see Note 19 to the consolidated financial statements for disclosure related to our investment in unconsolidated joint ventures.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2009:

	Payments Due by Period (3)
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt(1)	$2,756,655	$171,995	$415,253	$674,869	$1,494,538
Operating leases	66,528	16,605	25,974	12,417	11,532
Purchase obligations(2)	28,245	17,868	10,377
Total	$2,851,428	$206,468	$451,604	$687,286	$1,506,070

1.

Represents our Senior Secured, Senior, and Senior Subordinated Notes, Other Notes Payable and related interest payments for the life of the debt of $967.5 million. Interest on variable rate obligations is based on rates effective as of October 31, 2009.

2.	Represents obligations under option contracts with specific performance provisions, net of cash deposits.
3.

Total contractual obligations exclude our accrual for uncertain tax positions recorded for financial reporting purposes as of October 31, 2009 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

We had outstanding letters of credit and performance bonds of approximately $130.3 million and $446.0 million, respectively, at October 31, 2009, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 59.5% of our homebuilding cost of sales.

Safe Harbor Statement

All statements in this Form 10-K that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward- looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

•	Changes in general and local economic and industry and business conditions;
•	Adverse weather conditions and natural disasters;
•	Changes in market conditions and seasonality of the Company’s business;
•	Changes in home prices and sales activity in the markets where the Company builds homes;
•	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, and the environment;
•	Fluctuations in interest rates and the availability of mortgage financing;
•	Shortages in, and price fluctuations of, raw materials and labor;
•	The availability and cost of suitable land and improved lots;
•	Levels of competition;
•	Availability of financing to the Company;
•	Utility shortages and outages or rate fluctuations;
•	Levels of indebtedness and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;
•	Operations through joint ventures with third parties;
•	Product liability litigation and warranty claims;
•	Successful identification and integration of acquisitions;
•	Significant influence of the Company’s controlling stockholders; and
•	Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties, and other factors are described in detail in Part 1, Item 1 “Business” and Part 1, Item 1A “Risk Factors” in this Form 10-K. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this Form 10-K.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse line of credit under our secured master repurchase agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly the risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2009 and 2008, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables

	Long-Term Debt as of October 31, 2009 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	FV at 10/31/09
Long term debt(1):	$14,459	$910	$104,540	$66,112	$166,175	$1,437,001	$1,789,197	$1,526,446
Fixed rate
Weighted average interest rate	6.04%	6.77%	8.56%	7.76%	6.44%	9.22%	8.84%

(1)	Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.

	Long-Term Debt as of October 31, 2008 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	FV at 10/31/08
Long term debt(1):	$1,615	$100,850	$910	$250,973	$751,041	$1,432,733	$2,538,122	$1,147,422
Fixed rate
Weighted average interest rate	6.69%	6.01%	6.77%	8.52%	10.74%	6.99%	8.21%

(1)Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.

On October 20, 2009, we terminated our revolving credit facility. Under the terms of our prior revolving credit facility, interest was based on (1) one, two, three or six month LIBOR, plus 4.50%, (2) a base rate equal to the greater of PNC Bank, National Association’s prime rate, and the federal funds effective rate plus 0.50%, plus 2.75% or (3) an index rate based on daily LIBOR, plus 4.625%. We believe that a 1% increase in this rate would have resulted in an approximate $1.7 million increase in interest expense for the 12 months ended October 31, 2008, assuming an average of $171.4 million of variable rate debt outstanding from November 1, 2007 to October 31, 2008.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A

CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2009. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2009 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hovnanian Enterprises, Inc.

We have audited the internal control over financial reporting of Hovnanian Enterprises, Inc. and subsidiaries (the “Company”) as of October 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with the authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended October 31, 2009 and our report dated December 22, 2009, expressed an unqualified opinion thereon.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

December 22, 2009

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth below in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with the Company’s annual meeting of shareholders to be held on March 16, 2010, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

Name	Age	Position	Year Started With Company
Kevork S. Hovnanian	86	Chairman of the Board and Director of the Company (until September 24, 2009)	1967
Ara K. Hovnanian	52	Chairman of the Board, Chief Executive Officer, President, and Director of the Company	1979
Paul W. Buchanan	59	Senior Vice President and Chief Accounting Officer	1981
Peter S. Reinhart	59	Senior Vice President and General Counsel	1978
J. Larry Sorsby	54	Executive Vice President, Chief Financial Officer and Director of the Company	1988
David G. Valiaveedan	42	Vice President Finance and Treasurer	2005

Mr. K. Hovnanian founded the predecessor of the Company in 1959 (Hovnanian Brothers, Inc.) and served as Chairman of the Board of the Company from its incorporation in 1967 until his death on September 24, 2009. Mr. K. Hovnanian was also Chief Executive Officer of the Company from 1967 to July 1997.

Mr. A. Hovnanian was appointed Chairman of the Board of the Company in November 2009 and was appointed President in April 1988, after serving as Executive Vice President from March 1983. He has also served as Chief Executive Officer since July 1997. Mr. A. Hovnanian was elected a Director of the Company in December 1981. Mr. A. Hovnanian is the son of Mr. Kevork Hovnanian, the Company’s founder.

Mr. Buchanan was appointed Senior Vice President and Chief Accounting Officer in December 2007. Mr. Buchanan was Senior Vice President and Corporate Controller from May 1990 until December 2007. Mr. Buchanan resigned as a Director of the Company on September 13, 2002, a position in which he had served since March 1982, for the purpose of reducing the number of non-independent board members.

Mr. Reinhart has been Senior Vice President and General Counsel since April 1985. Mr. Reinhart resigned as a Director of the Company on September 13, 2002, a position in which he had served since December 1981, for the purpose of reducing the number of non-independent board members.

Mr. Sorsby was appointed Executive Vice President and Chief Financial Officer of the Company in October 2000 after serving as Senior Vice President, Treasurer, and Chief Financial Officer from February 1996 and as Vice President - Finance/Treasurer of the Company since March 1991. Mr. Sorsby was elected a Director of the Company in 1997.

Mr. Valiaveedan joined the Company as Vice President Finance in September 2005. In August 2008, he was named as an Executive Officer of the Company and in December 2009 he was also named Treasurer. Prior to joining the Company, Mr. Valiaveedan served as Vice President - Finance for AIG Global Real Estate Investment Corp.

Code of Ethics and Corporate Governance Guidelines

We have adopted a Code of Ethics that applies to Hovnanian’s principal executive officer, principal financial officer, controller, and all other associates of the Company, including its directors and other officers. We have posted the text of this Code of Ethics on our website at www.khov.com under “Investor Relations/Corporate Governance”. We have also adopted Corporate Governance Guidelines and posted them on our website at www.khov.com under “Investor Relations/Corporate Governance”. A printed copy of the Code of Ethics and Guidelines is also available to the public at no charge by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800. We will post amendments to or waivers from our Code of Ethics that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange on our website at www.khov.com under “Investor Relations/Corporate Governance.”

Audit Committee and Compensation Committee Charters

We have adopted charters that apply to Hovnanian’s Audit Committee and Compensation Committee. We have posted the text of these charters on our website at www.khov.com under “Investor Relations/Corporate Governance.” A printed copy of each charter is available at no charge to any shareholder who requests it by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800.

ITEM 11

EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 16, 2010.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, except as set forth below in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 16, 2010.

            The following table provides information as of October 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Number of Class Stock B Common securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)	Weighted average exercise price of outstanding Class A Common Stock options, warrants and rights(2)	Weighted average exercise price of outstanding Class B Common Stock options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (in thousands)(1)
	(a)	(a)	(b)	(b)	(c)
Equity compensation plans approved by security holders:	6,352	1,584	$10.77	$3.85	5,861
Equity compensation plans not approved by security holders:
Total	6,352	1,584	$10.77	$3.85	5,861

(1)	Under the Company’s equity compensation plans, securities may be issued in either Class A Common Stock or
Class B Common Stock.
(2)	Does not include 1,702 shares to be issued upon vesting of restricted stock, because they have no exercise price.
(3)	Does not include 459 shares to be issued upon vesting of restricted stock, because they have no exercise price.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 16, 2010.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 16, 2010.

PART IV

ITEM 15

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

Exhibits:

3(a)	Certificate of Incorporation of the Registrant.(1)
3(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(5)
3(c)	Restated Bylaws of the Registrant.(24)
4(a)	Specimen Class A Common Stock Certificate.(13)
4(b)	Specimen Class B Common Stock Certificate.(13)
4(c)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated July 12, 2005.(11)
4(d)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(e)

Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(22)

4(f)

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

Second Supplemental Indenture, dated as of March 18, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(18)

4(l)

Third Supplemental Indenture, dated as of July 15, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(18)

4(m)

Fourth Supplemental Indenture, dated as of April 19, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(18)

4(n)

Fifth Supplemental Indenture, dated as of September 6, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(18)

4(o)

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

Indenture dated as of December 3, 2008, relating to 18.0% Senior Secured Notes due 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other Guarantors named therein and Wilmington Trust Company, as Trustee, including form of 18.0% Senior Secured Notes due 2017.(12)

4(w)

Indenture dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of 10 5/8% Senior Secured Notes due 2016.(15)

10(a)	First Lien Pledge Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(15)
10(b)	First Lien Security Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(15)
10(c)	Form of Intellectual Property Security Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(15)
10(d)	Intercreditor Agreement dated as of May 27, 2008.(24)
10(e)	First Amendment, dated as of October 20, 2009, to the Intercreditor Agreement dated as of May 27, 2008.(15)
10(f)	Second Lien Pledge Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(24)
10(g)	Second Lien Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(24)
10(h)	First Amendment, dated as of October 20, 2009, to the Second Lien Pledge Agreement dated as of May 27, 2008.
10(i)	First Amendment, dated as of October 20, 2009 to the Second Lien Security Agreement dated as of May 27, 2008.
10(j)	Intellectual Property Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(24)
10(k)	Intercreditor Agreement dated as of December 3, 2008.(12)
10(l)	First Amendment, dated as of October 20, 2009, to the Intercreditor Agreement dated as of December 3, 2008.(15)
10(m)	Third Lien Pledge Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(12)
10(n)	Third Lien Security Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(12)
10(o)	Intellectual Property Security Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(12)
10(p)	First Amendment, dated as of October 20, 2009, to the Third Lien Pledge Agreement dated as of December 3, 2008.

10(q)	First Amendment, dated as of October 20, 2009 to the Third Lien Security Agreement dated as of December 3, 2008.
10(r)	Description of Non-Employee Director Compensation.(1)
10(s)	Base Salaries of Executive Officers.
10(t)	Form of Non-qualified Stock Option Agreement (Class A shares).
10(u)	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(v)	1983 Stock Option Plan (as amended and restated March 8, 2002).(17)
10(w)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(x)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(21)
10(y)	Executive Deferred Compensation Plan as amended and restated on December 19, 2008.(8)
10(z)	Senior Executive Short-Term Incentive Plan (as amended and restated).(16)
10(aa)	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006.(9)
10(bb)	Form of Hovnanian Deferred Share Policy for Senior Executives.(8)
10(cc)	Form of Hovnanian Deferred Share Policy.(8)
10(dd)	Form of Non-Qualified Stock Option Agreement (Class B shares).(8)
10(ee)	Form of Incentive Stock Option Agreement.(8)
10(ff)	Form of Stock Option Agreement for Directors.(8)
10(gg)	Form of Restricted Share Unit Agreement.(8)
10(hh)	Form of Incentive Stock Option Agreement.(16)
10(ii)	Form of Restricted Share Unit Agreement.(16)
10(jj)	Form of Performance Vesting Incentive Stock Option Agreement.(16)
10(kk)	Form of Performance Vesting Non-Qualified Stock Option Agreement.(16)
10(ll)	Form of Restricted Share Unit Agreement for Directors.
12	Statements re Computation of Ratios.
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Ernst & Young LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 of the Registrant.
(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on November 7, 2003.
(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.
(4)	Incorporated by reference to Exhibits to Registration Statement (No. 333-107164) on Form S-4 of the Registrant.
(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed December 9, 2008.
(6)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2004 of the Registrant.
(7)	Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.
(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 of the
Registrant.

(9)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006, of the Registrant.

(10)	Incorporated by reference to Exhibits to Registration Statement (No. 333-89976) on Form S-4 of the Registrant.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.
(12)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on December 8, 2008.
(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009.
(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on October 26, 2009.
(15)	Incorporated by reference to Exhibits to Registration Statement (No. 333-115742) on Form S-4 of the Registrant.
(16)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 of the Registrant.
(17)	Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registration on Schedule 14A filed February 19, 2008.
(18)	Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.
(19)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed on February 27, 2006.
(20)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on June 15, 2006.
(21)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003, of the Registrant.
(22)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008
(23)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed June 2, 2008.
(24)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant, filed December 21, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
By:	/s/ ARA K. HOVNANIAN Ara K. Hovnanian Chairman of the Board, Chief Executive Officer, and President December 22, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 22, 2009, and in the capacities indicated.

/s/ ARA K. HOVNANIAN Ara K. Hovnanian	Chairman of the Board, Chief Executive Officer, President and Director

/s/ PAUL W. BUCHANAN Paul W. Buchanan	Senior Vice President - Chief Accounting Officer

/s/ EDWARD A. KANGAS Edward A. Kangas	Chairman of Audit Committee and Director

/s/ PETER S. REINHART Peter S. Reinhart	Senior Vice President and General Counsel

/s/ J. LARRY SORSBY J. Larry Sorsby	Executive Vice President, Chief Financial Officer and Director

/s/ STEPHEN D. WEINROTH Stephen D. Weinroth	Chairman of Compensation Committee and Director

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of

Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Hovnanian Enterprises, Inc. and subsidiaries (the “Company”) as of October 31, 2009, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

December 22, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of

Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Hovnanian Enterprises, Inc. and subsidiaries (the “Company”) as of October 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hovnanian Enterprises, Inc. and subsidiaries at October 31, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, effective November 1, 2007, the Company changed its method of accounting for uncertainty in income tax positions upon the adoption of Statements of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

/s/Ernst & Young, LLP

New York, New York

December 23, 2008

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2009	October 31, 2008
ASSETS
Homebuilding:
Cash and cash equivalents	$419,955	$838,207
Restricted cash (Note 6)	152,674	4,324
Inventories (Note 13):
Sold and unsold homes and lots under development	631,302	1,342,584
Land and land options held for future development or sale	372,143	644,067
Consolidated inventory not owned:
Specific performance options	30,534	10,610
Variable interest entities (Note 18)	45,436	77,022
Other options	30,498	84,799
Total consolidated inventory not owned	106,468	172,431
Total inventories	1,109,913	2,159,082
Investments in and advances to unconsolidated joint ventures (Note 19)	41,260	71,097
Receivables, deposits, and notes	44,418	78,766
Property, plant, and equipment - net (Note 5)	73,918	92,817
Prepaid expenses and other assets	98,159	156,595
Total homebuilding	1,940,297	3,400,888
Financial services:
Cash and cash equivalents	6,737	9,849
Restricted cash (Note 6)	4,654	4,005
Mortgage loans held for sale or investment (Notes 7 and 8)	69,546	90,729
Other assets	3,343	5,025
Total financial services	84,280	109,608
Income taxes receivable - including net deferred tax benefits (Note 12)	-	126,826
Total assets	$2,024,577	$3,637,322

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	October 31, 2009	October 31, 2008
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Homebuilding:
Nonrecourse land mortgages (Note 8)	$ -	$820
Accounts payable and other liabilities	325,722	420,695
Customers’ deposits (Note 6)	18,811	28,676
Nonrecourse mortgages secured by operating properties (Note 8)	21,507	22,302
Liabilities from inventory not owned (Note 18)	64,350	135,077
Total homebuilding	430,390	607,570
Financial services:
Accounts payable and other liabilities	14,507	10,559
Mortgage warehouse line of credit (Notes 7 and 8)	55,857	84,791
Total financial services	70,364	95,350
Notes payable:
Senior secured notes (Note 9)	783,148	594,734
Senior notes (Note 9)	822,312	1,511,071
Senior subordinated notes (Note 9)	146,241	400,000
Accrued interest (Notes 8 and 9)	26,078	72,477
Total notes payable	1,777,779	2,578,282
Income taxes payable	62,354	-
Total liabilities	2,340,887	3,281,202
Minority interest related to inventory not owned (Note 18)	32,558	24,880
Minority interest in consolidated joint ventures	730	976
Stockholders’ (deficit) equity (Notes 15):
Preferred stock, $.01 par value - authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000, at October 31, 2009 and October 31, 2008	135,299	135,299
Common stock, Class A, $.01 par value - authorized 200,000,000 shares; issued 74,376,946 shares at October 31, 2009 and 73,803,879 shares at October 31, 2008 (including 11,694,720 shares at October 31, 2009 and 2008 held in Treasury)	743	738
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) - authorized 30,000,000 shares; issued 15,265,067 shares at October 31, 2009 and 15,331,494 shares at October 31, 2008 (including 691,748 shares at October 31, 2009 and 2008 held in Treasury)	153	153
Paid in capital - common stock	455,471	418,626
Accumulated deficit	(826,007)	(109,295)
Treasury stock -at cost	(115,257)	(115,257)
Total stockholders’ (deficit) equity	(349,598)	330,264
Total liabilities and stockholders’ (deficit) equity	$2,024,577	$3,637,322

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands except per share data)	October 31, 2009	October 31, 2008	October 31, 2007
Revenues:
Homebuilding:
Sale of homes	$1,522,469	$3,177,853	$4,581,375
Land sales and other revenues	38,271	78,039	141,355
Total homebuilding	1,560,740	3,255,892	4,722,730
Financial services	35,550	52,219	76,191
Total revenues	1,596,290	3,308,111	4,798,921
Expenses:
Homebuilding:
Cost of sales, excluding interest	1,398,087	3,010,902	3,977,653
Cost of sales interest	105,814	145,961	131,957
Inventory impairment loss and land option write-offs (Note 13)	659,475	710,120	457,773
Total cost of sales	2,163,376	3,866,983	4,567,383
Selling, general and administrative	239,606	377,068	539,362
Total homebuilding expenses	2,402,982	4,244,051	5,106,745
Financial services	29,295	35,567	48,321
Corporate general and administrative	81,980	82,846	85,878
Other interest	94,655	30,375	9,797
Other operations	23,541	9,837	4,799
Goodwill and intangible amortization and impairment	-	36,883	162,124
Total expenses	2,632,453	4,439,559	5,417,664
Gain on extinguishment of debt (Note 9)	410,185	-	-
Loss from unconsolidated joint ventures (Note 19)	(46,041)	(36,600)	(28,223)
Loss before income taxes	(672,019)	(1,168,048)	(646,966)
State and federal income tax provision (benefit) (Note 12):
State	25,287	13,760	7,088
Federal	19,406	(57,218)	(26,935)
Total income taxes	44,693	(43,458)	(19,847)
Net loss	(716,712)	(1,124,590)	(627,119)
Less: preferred stock dividends	-	-	10,674
Net loss attributable to common stockholders	$(716,712)	$(1,124,590)	$(637,793)
Per share data:
Basic and assuming dilution:
Loss per common share	$(9.16)	$(16.04)	$(10.11)
Weighted average number of common shares outstanding	78,238	70,131	63,079

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock	Total
Balance, November 1, 2006	47,159,003	$587	14,651,662	$153	5,600	$135,299	$253,262	$1,661,810	$(108,948)	$1,942,163
Preferred dividend declared ($1,906.07 per share)								(10,674)		(10,674)
Stock options, amortization and issuances, net of tax	414,377	4					18,911			18,915
Restricted stock amortization, issuances and forfeitures, net of tax	191,217	2					4,825			4,827
Conversion of Class B to Class A common stock	4,570		(4,570)							-
Treasury stock purchases	(200,000)								(6,309)	(6,309)
Net loss								(627,119)		(627,119)
Balance, October 31, 2007	47,569,167	593	14,647,092	153	5,600	135,299	276,998	1,024,017	(115,257)	1,321,803
Adoption of FASB Interpretation No. 48 (Note 12)								(8,722)		(8,722)
Stock issuance May 14, 2008 offering	14,000,000	140					125,739			125,879
Stock options, amortization and issuances, net of tax	238,448	2					7,553			7,555
Restricted stock, amortization issuances and forfeitures, net of tax	294,198	3					8,336			8,339
Conversion of Class B to Class A common stock	7,346		(7,346)							-
Net loss								(1,124,590)		(1,124,590)
Balance, October 31, 2008	62,109,159	738	14,639,746	153	5,600	135,299	418,626	(109,295)	(115,257)	330,264
Stock options, amortization and issuances, net of tax							5,030			5,030
Stock option cancellations							15,687			15,687
Restricted stock amortization, issuances and forfeitures, net of tax	506,640	5					16,128			16,133
Conversion of Class B to Class A common stock	66,427		(66,427)							-
Net loss								(716,712)		(716,712)
Balance, October 31, 2009	62,682,226	$743	14,573,319	$153	5,600	$135,299	$455,471	$(826,007)	$(115,257)	$(349,598)

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2009	October 31, 2008	October 31, 2007
Cash flows from operating activities:
Net loss	$(716,712)	$(1,124,590)	$(627,119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	18,527	18,426	18,283
Goodwill and intangible amortization and impairment	-	36,883	162,124
Compensation from stock options and awards	13,218	25,247	24,434
Stock option cancellations	15,687	-	-
Amortization of bond discounts and deferred financing costs	15,479	8,668	3,223
Excess tax payments (benefits) from share-based payments	-	6,312	(2,341)
(Gain) loss on sale and retirement of property and assets	487	(2,262)	1,849
Loss (income) from unconsolidated joint ventures	46,041	36,600	28,223
Distributions of earnings from unconsolidated joint ventures	4,093	7,461	3,998
Gain on extinguishment of debt	(410,185)	-	-
Deferred income taxes	-	105,302	85,612
Inventory impairment and land option write-offs	659,475	710,120	457,773
Decrease (increase) in assets:
Mortgage notes receivable	21,056	91,963	99,354
Restricted cash, receivables, prepaids, deposits, and other assets	(74,293)	88,745	4,249
Inventories	354,676	666,372	33,625
State and federal income tax assets	126,826	(46,440)	(43,308)
(Decrease) increase in liabilities:
State and Federal income tax liabilities	62,354
Customers’ deposits	(9,865)	(36,545)	(119,690)
Accounts payable, accrued interest and other accrued liabilities	(156,592)	(130,196)	(68,323)
Net cash (used in) provided by operating activities	(29,728)	462,066	61,966
Cash flows from investing activities:
Net proceeds from sale of property and assets	1,069	3,835	1,539
Purchase of property, equipment, and other fixed assets and acquisitions	(750)	(5,238)	(37,777)
Investment in and advances to unconsolidated joint ventures	(32,185)	(16,837)	(30,088)
Distributions of capital from unconsolidated joint ventures	11,959	16,601	33,932
Net cash used in investing activities	(19,907)	(1,639)	(32,394)
Cash flows from financing activities:
(Payments)/proceeds from mortgages and notes	(2,368)	-	8,590
Net proceeds from Senior Secured Notes (including deferred financing costs)	752,046	571,941	-
Net (payments) proceeds relating to revolving credit facility (includes deferred financing costs)	-	(221,632)	206,750
Net (payments) proceeds related to mortgage warehouse line of credit	(28,934)	(86,342)	(99,038)
Principal payments and debt repurchases	(1,092,473)	(13,338)	(172,284)
Excess tax (payments) benefits from share-based payment	-	(6,312)	2,341
Preferred dividends paid	-	-	(10,674)
Purchase of treasury stock	-	-	(6,309)
Net proceeds from sale of stock and employee stock plan	-	127,079	2,962
Net cash (used in) provided by financing activities	(371,729)	371,396	(67,662)
Net increase (decrease) in cash and cash equivalents	(421,364)	831,823	(38,090)
Cash and cash equivalents balance, beginning of year	848,056	16,233	54,323
Cash and cash equivalents balance, end of year	$426,692	$848,056	$16,233
Supplemental disclosures of cash flows:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$244,836	$143,537	$152,969
Income taxes	$(145,443)	$(98,176)	$(64,492)

Supplemental disclosure of noncash investing activities:

In 2008, the Company consolidated a previously unconsolidated joint venture, resulting in a reduction in investments in unconsolidated joint ventures and an increase in inventory of $61.5 million.

In 2009, the Company issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of unsecured senior notes.

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC.

Notes to Consolidated Financial Statements

1. Basis of Presentation

Basis of Presentation - The accompanying consolidated financial statements include our accounts and those of all wholly owned subsidiaries, and variable interest entities in which we are deemed to be the primary beneficiary, after elimination of all significant intercompany balances and transactions. Our fiscal year ends October 31.

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of accounting principles generally accepted in the United States of America (“US GAAP”) recognized by the FASB to be applied by nongovernmental entities. Although the establishment of the ASC did not change US GAAP, it did change the way we refer to US GAAP throughout the notes to the consolidated financial statements to reflect the updated referencing convention.

2. Business

Our operations consist of homebuilding, financial services, and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Homebuilding operations comprise the substantial part of our business, with approximately 98% of consolidated revenues for the years ended October 31, 2009, 2008, and 2007. We are a Delaware corporation, currently building and selling homes in 179 consolidated new home communities in Arizona, California, Delaware, Florida, Georgia, Illinois, Kentucky, Maryland, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C., and West Virginia. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. We do not retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors, with the exception of a limited number of certain mortgages that are held for investment. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

See Note 10 “Operating and Reporting Segments” for further disclosure of our reportable segments.

3. Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements.

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with ASC 360-20, “Property, Plant and Equipment - Real Estate Sales” (“ASC 360-20”), revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement. In situations where the buyer’s financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial investment or continuing investment as prescribed by ASC 360-20, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

Income Recognition from Mid-Rise Buildings - When we develop mid-rise buildings, they often take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with ASC 360-20. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require to be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria. Therefore, the revenues from delivering homes in mid-rise buildings are recognized when title is conveyed to the buyer, initial and continuing investment have been received, and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans - Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments”, which permits us to measure our loans held for sale at fair value. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, we adopted Staff Accounting Bulletin 109 on February 1, 2008, requiring the recognition of the fair value of our rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in loans held for sale. Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.

Substantially all of the loans originated are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis although the Company remains liable for certain limited representations and warranties related to loan sales. There were, however, $3.5 million of mortgage loans held for investment at October 31, 2009, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. Loans held for investment are carried at cost, net of unamortized discounts and any allowance for loan losses. Profits and losses relating to the sale of mortgage loans held for investment are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs- Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal control passes to the buyer, and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are expensed when incurred. These fees and costs include loan origination fees, loan discount, and salaries and wages.

Cash and Cash Equivalents - Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we mitigate this risk by depositing our cash in major financial institutions. At October 31, 2009, $271.4 million of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale or investment, nonrecourse land and operating properties mortgages, mortgage warehouse line of credit, accrued interest, and the senior secured, senior and senior subordinated notes payable. The fair value of the senior secured, senior and senior subordinated notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the senior secured, senior and senior subordinated notes is estimated at $788.2 million, $603.5 million and $113.3 million respectively, as of October 31, 2009. The fair value of our other financial instruments approximates their recorded values.

Inventories - Inventories consist of land, land development, home construction costs, capitalized interest and construction overhead. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components:

(1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest, and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all cost related to specific performance options, variable interest entities, and other options, which consists primarily of our model homes and inventory related to structured lot options.

As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from Sold and unsold homes and lots under development to Land and land options held for future development or sale. As of October 31, 2009, the book value associated with the 77 mothballed communities was $295.3 million, net of an impairment balance of $547.4 million. We continually review communities to determine if mothballing is appropriate.

The recoverability of inventories and other long-lived assets are assessed in accordance with the provisions of ASC 360-10, “Property, Plant and Equipment - Overall” (“ASC 360-10”). ASC 360-10 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

We evaluate inventories of communities under development and held for future development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local housing market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price net of sales incentives), or actual or projected operating or cash flow losses. The assessment of communities for indication of impairment is performed quarterly, primarily by completing detailed budgets for all of our communities and identifying those communities with a projected operating loss for any projected fiscal year or for the entire projected community life. For those communities with projected losses, we estimate the remaining undiscounted future cash flows and compare those to the carrying value of the community, to determine if the carrying value of the asset is recoverable.

The projected operating profits, losses, or cash flows of each community can be significantly impacted by our estimates of the following:

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

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a community include:

•	the intensity of competition within a market, including available home sales prices and home sales incentives offered by our competitors;
•	the current sales absorption pace for both our communities and competitor communities;
•	community-specific attributes, such as location, availability of lots in the market, desirability and uniqueness of our community, and the size and style of homes currently being offered;
•	potential for alternative product offerings to respond to local market conditions;
•	changes by management in the sales strategy of the community; and
•	current local market economic and demographic conditions and related trends and forecasts.

These and other local market-specific conditions that may be present are considered by management in preparing projection assumptions for each community. The sales objectives can differ between our communities, even within a given market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. In addition, the key assumptions included in our estimate of future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in homes sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community. Changes in our key assumptions, including estimated construction and development costs, absorption pace and selling strategies, could materially impact future cash flow and fair-value estimates. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for all impairments recorded from October 31, 2006 to date range from 13.5% to 20.3%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative value basis.

Inventories held for sale, which are land parcels where we have decided not to build homes, are a very small portion of our total inventories, and are reported at the lower of carrying amount or fair value less costs to sell. In determining the fair value less the cost to sell of land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies that include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties, if available.

From time to time, we write off deposits and approval, engineering and capitalized interest costs when we determine that it is no longer probable that we will exercise options to buy land in specific locations or when we redesign communities and/or abandon certain engineering costs. In deciding not to exercise a land option, we take into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including timing of land takedowns), and the availability and best use of our capital, among other factors. The write-off is recorded in the period it is deemed probable that the optioned property will not be acquired. In certain instances, we have been able to recover deposits and other pre-acquisition costs that were previously written off. These recoveries have not been significant in comparison to the total costs written off.

The impairment of communities under development, communities held for future development and inventories held for sale, and the charge for land option write-offs, are reflected on the Consolidated Statement of Operations in a separate line entitled “Homebuilding - Inventory impairment loss and land option write-offs”. See also Note 13 to the Consolidated Financial Statements for inventory impairment and land option write-off amounts by segment.

Insurance Deductible Reserves - For homes delivered in fiscal 2009 and 2008, our deductible is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker’s compensation insurance deductible is $0.5 million per occurrence in fiscal 2009 and 2008. Reserves for estimated losses for fiscal 2009 and 2008 have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty data to assist our management to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Interest - In accordance with ASC 835-20, “Interest - Capitalization of Interest”, interest attributable to properties under development during the land development and home construction period is capitalized and expensed along with the associated cost of sales as the related inventories are sold. Interest incurred in excess of interest capitalized, which occurs when assets qualifying for interest capitalization are less than our outstanding debt balances, is expensed as incurred in “Other interest.”

Interest costs incurred, expensed and capitalized were:

	Year Ended
(Dollars in thousands)	October 31, 2009	October 31, 2008	October 31, 2007
Interest capitalized at beginning of year	$170,107	$155,642	$102,849
Plus interest incurred(1)	194,702	190,801	194,547
Less cost of sales interest expensed	105,814	145,961	131,957
Less other interest expensed(2)(3)	94,655	30,375	9,797
Interest capitalized at end of year(4)	$164,340	$170,107	$155,642

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)

Beginning in the third quarter of fiscal 2008, our assets that qualify for interest capitalization (inventory under development) no longer exceed our debt, and therefore, the portion of interest not covered by qualifying assets must be directly expensed.

(3)	Interest on completed homes and land in planning, which does not qualify for capitalization, must be expensed directly.
(4)

We have incurred significant inventory impairments in recent quarters, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts above are shown gross before allocating any portion of the impairments to capitalized interest.

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to operations if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned” and “Minority interest from inventory not owned.” If the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. In accordance with ASC 810-10 “Consolidation - Overall” (“ASC 810-10”), we record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimate. During fiscal 2009 and 2008, we wrote down certain joint venture investments by $26.4 million and $11.3 million, respectively. There were no write-downs in fiscal 2007.

Deferred Bond Issuance Costs - Costs associated with the issuance of our senior secured, senior and senior subordinated notes are capitalized and amortized over the associated term of each note’s issuance.

Debt Issued At a Discount - Debt issued at a discount to the face amount is accreted up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of interest on the Consolidated Statements of Operations.

Post Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we estimate and accrue warranty costs as part of cost of sales for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible as selling, general, and administrative costs. Both of these liabilities are recorded in “Accounts payable and other liabilities” in the Consolidated Balance Sheets.

Advertising Costs - Advertising costs are expensed as incurred. During the years ended October 31, 2009, 2008, and 2007, advertising costs expensed totaled to $19.3 million, $57.3 million, and $102.3 million, respectively.

Deferred Income Taxes - Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with ASC 740-10, “Income Taxes - Overall” (“ASC 740-10”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740-10 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.

We recognize tax liabilities in accordance with ASC 740-10, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2009, approximately 3.4 million shares have been purchased under this program, of which none were repurchased during either of the years ended October 31, 2009 and 2008, respectively. During the year ended October 31, 2007, $0.2 million shares were repurchased.

On August 4, 2008, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards (“NOL”) and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited, if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a Special Meeting of stockholders held on December 5, 2008. Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to: (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP.” In fiscal 2009 and 2008 we did not pay any dividends due to covenant restrictions in our indentures, and in fiscal 2007 we paid $10.7 million as dividends on the Series A Preferred Stock.

Depreciation - Property, plant and equipment are depreciated using the straight-line method over the estimated useful life of the assets ranging from three to 40 years.

Prepaid Expenses - Prepaid expenses which relate to specific housing communities (model setup, architectural fees, homeowner warranty program fees, etc.) are amortized to cost of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

Stock Options - Effective November 1, 2005, we adopted ASC 718-10, “Compensation - Stock Compensation - Overall” (“ASC 718-10”), which represents the fair-value based method of accounting for stock awards granted to employees and began to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

We use the Black-Scholes model to value its new stock option grants. The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for October 31, 2009 and October 31, 2008: risk free interest rate of 3.89% and 4.27%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of 0.83 for the year ended 2009 and 0.50 for the year ended 2008; and a weighted average expected life of the option of 5.92 years for 2009 and 5.86 years for 2008. We estimate forfeitures in calculating the expense related to stock-based compensation (estimated at 12.58%), and reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption.

Compensation cost arising from nonvested stock granted to employees and from non-employee stock awards is recognized as expense using the straight-line method over the vesting period.

For the years ended October 31, 2009 and October 31, 2008, total stock-based compensation expense was $28.9 million and $25.2 million ($24.3 million net of tax), respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $20.7 million and $13.1 million ($12.6 million net of tax) for the years ended October 31, 2009 and October 31, 2008, respectively. In fiscal 2009, we have a tax provision, therefore, the amount net of tax is not presented.

Per Share Calculations - Basic earnings per share is computed by dividing income or loss attributable to common shareholders (the “numerator”) by the weighted average number of common shares, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For each of the three years in the period ended October 31, 2009, there were no incremental shares attributed to nonvested stock and outstanding options to purchase common stock because we had a net loss in each of those years, and any incremental shares would not be dilutive. As a result, the calculation of diluted earnings per share excludes 2.2 million, 3.7 million, and 4.0 million stock options and shares of restricted stock for the years ended October 31, 2009, 2008, and 2007, respectively.

Computer Software Development - In accordance with ASC 350-10 “Intangibles - Goodwill and Other”, we capitalize certain costs incurred in connection with developing or obtaining software for internal use. Once the software is substantially complete and ready for its intended use, the capitalized costs are amortized over the systems estimated useful life.

Recent Accounting Pronouncements - In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 was partially effective for us on November 1, 2008. In February 2008, the FASB issued an update to ASC 820 which defers its effective date for the

Company for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until November 1, 2009. We adopted ASC 820 as it applies to our Financial Services segment effective November 1, 2008. The adoption did not have a material impact on our consolidated financial statements. This pronouncement is effective for our other segments’ non-financial assets effective November 1, 2009. We do not believe the implementation of this guidance will have a material impact on our consolidated financial statements. See Note 20 for additional information.

In February 2007, the FASB issued ASC 825 which permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted ASC 825 effective November 1, 2008, and elected the fair value option for our mortgage loans held for sale. The implementation did not have a material impact on our consolidated financial statements. See Note 20 for additional information.

In December 2007, the FASB issued an update to ASC 810. The amended guidance contained in ASC 810 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income or loss specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. This guidance is effective for us on November 1, 2009. We do not believe the implementation of this guidance will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued an update to ASC 805, “Business Combinations” (“ASC 805”). The amended guidance contained in ASC 805 applies to all transactions in which one entity obtains control over one or more other businesses and revises the guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also requires that acquisition related costs generally be expensed rather than included as part of the basis of the acquisition. The amended guidance also expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. The amended guidance is effective for any business combinations we enter into on or after November 1, 2009. For business combinations which occurred before the effective date of November 1, 2009, we are required to prospectively apply the requirements related to accounting for income taxes that were established by the amended guidance contained in ASC 805. That is, we will not adjust the accounting for prior business combinations for previously recognized changes in acquired tax uncertainties or previously recognized changes in the valuation allowance for acquired deferred tax assets but instead will record any such changes as an adjustment to income tax expense.

In March 2008, the FASB issued an update to ASC 815, “Derivatives and Hedging” (“ASC 815”). The amended guidance contained in ASC 815 requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. It also provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock. The amended guidance became effective for us on November 1, 2008 and its adoption did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”). Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it establishes general standards of accounting for and disclosures of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events. ASC 855 became effective for us and our quarter ended July 31, 2009. This statement did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 167,“Amendments to FASB Interpretation No. 46(R)”, (“SFAS 167”). SFAS 167 amends the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for us on November 1, 2010. We are currently evaluating the impact, if any, that SFAS 167 may have on our consolidated financial statements.

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

Years Ending October 31,	(In Thousands)
2010	$16,605
2011	13,734
2012	12,240
2013	7,661
2014	4,756
After 2014	11,532
Total	$66,528

Net rental expense for the three years ended October 31, 2009, 2008 and 2007, was $54.9 million, $45.2 million and $52.2 million, respectively. These amounts include rent expense for various month-to-month leases on model homes, furniture, and equipment. These amounts also include abandoned lease cost accruals for lease space that we have abandoned due to our reduction in size and consolidation of certain locations. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5. Property

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture, and equipment used to conduct day to day business and are recorded at cost less accumulated depreciation.

Property, plant, and equipment balances as of October 31, 2009 and 2008, were as follows:

	October 31,
(In thousands)	2009	2008

Land	$3,932	$4,495
Buildings	69,063	70,134
Building improvements	15,464	17,681
Furniture	10,084	12,762
Equipment	42,747	58,224
Total	141,290	163,296
Less accumulated depreciation	67,372	70,479
Total	$73,918	$92,817

6. Restricted Cash and Deposits

“Restricted cash” on the Consolidated Balance Sheets, amounting to $157.3 million as of October 31, 2009 primarily represents cash collateralizing our letter of credit agreements and facilities entered into during the fourth quarter of fiscal 2009, and is discussed in Note 8. In addition, during 2009 we collateralized our surety bonds with $14.7 million of restricted cash at October 31, 2009. The remaining balance is for customers’ deposits of $7.4 million as of October 31, 2009, which are restricted from use by us. The “Restricted cash” balance of $8.3 million as of October 31, 2008, primarily represents customers’ deposits.

Total “Customers’ deposits” are shown as a liability on the Consolidated Balance Sheets. These liabilities are significantly more than the applicable years’ escrow cash balances because in some states the deposits are not restricted from use and in other states we are able to release the majority of this escrow cash by pledging letters of credit and surety bonds.

Escrow cash accounts are substantially invested in short-term certificates of deposit, time deposits, or money market accounts.

7. Mortgage Loans Held for Sale or Investment

Our mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value in fiscal 2009. In fiscal 2008, loans held for sale were carried at cost adjusted for changes in fair value after the date of designation of an effective accounting hedge, based on either sale commitments or current market quotes. Loans held for sale, not subject to an effective accounting hedge were carried at the lower of cost or fair value in fiscal 2008. Gains and losses on changes in the fair value are recognized in the Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities, interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to investors to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counter-party or investor in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Statements of Operations in “Revenues: Financial services.” Loans held for investment, which were $3.5 million and $3.2 million at October 31, 2009 and 2008, respectively, represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. These loans are recorded on the Consolidated Balance Sheets net of estimated reserves. Changes in estimated loan loss reserves are recorded in the Consolidated Statements of Operations in “Revenues: Financial services.”

At October 31, 2009 and 2008, respectively, $64.2 million and $88.3 million of such mortgages held for sale were pledged against our mortgage warehouse line of credit (see Note 8). We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have incurred minimal credit losses. We have reserves for potential losses on mortgages we currently hold. The reserve is included in the “Mortgage loans held for sale” balance on the Consolidated Balance Sheet.

8. Mortgages and Notes Payable

In the past, we had nonrecourse mortgages for a small number of our communities but these mortgages have all been paid as of October 31, 2009. In addition, we have mortgages on our Corporate Headquarters totaling $21.5 million which are secured by the real property and any improvements. These loans have installment obligations with annual principal maturities in the years ending October 31 of approximately $0.9 million in 2010 and 2011, $1.0 million in 2012 and 2013, $1.1 million in 2014 and $16.6 million after 2014. The interest rate on these obligations range from 5.67% to 8.82% at October 31, 2009.

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder. As of October 31, 2008, there was zero drawn under the Revolving Credit Facility then in effect, excluding letters of credit totaling $197.5 million. Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $130.3 million of letters of credit outstanding as of October 31, 2009. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2009, the amount of cash collateral in these segregated accounts was $135.2 million, which is reflected in “Restricted cash” on the Consolidated Balance Sheets.

Average interest rates and average balances outstanding under the revolving credit facility (as in effect at such year end) are as follows:

	Year Ended
(Dollars in thousands)	October 31, 2009	October 31, 2008	October 31, 2007
Average monthly outstanding borrowings	$25,000	$171,350	$371,502
Average interest rate during period	5.0%	7.0%	8.0%
Average interest rate at end of period(1)	(2)	(2)	6.9%
Maximum outstanding at any month end	$100,000	$344,375	$584,000

(1)	Average interest rate at the end of the period excludes any charges on unused loan balances.
(2)	Not applicable as there was no amount outstanding at October 31, 2009 and October 31, 2008. We terminated our then existing amended credit facility on October 20, 2009, in connection with the issuance of our senior secured first lien notes.

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

Our secured Master Repurchase Agreement with a group of banks is a short-term borrowing facility that provides up to $60 million through March 5, 2010. Interest is payable monthly, at the Company’s option, at either LIBOR plus 2.00% or the prime rate, with a rate floor of 4.25% on both. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. We believe that we will be able to replace the Master Repurchase Agreement at its expiration date with a similar agreement, but there can be no assurance that such an agreement will be finalized. As of October 31, 2009, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $55.9 million. The Master Repurchase Agreement requires K. Hovnanian American Mortgage, LLC to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage LLC before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2009, we believe we were in compliance with the covenants of the Master Repurchase Agreement. We also previously had a commercial paper facility which provided for up to $200 million through April 25, 2008, with interest payable monthly at LIBOR plus 0.40%. On November 28, 2007, we paid the outstanding balance in full and terminated the commercial paper facility.

9. Senior Secured, Senior and Senior Subordinated Notes

Senior Secured, Senior and Senior Subordinated Notes balances as of October 31, 2009 and 2008, were as follows:

	Year Ended
(In thousands)	October 31, 2009	October 31, 2008
Senior Secured Notes:
11 1/2% Senior Secured Notes due May 1, 2013 (net of discount)	$474	$594,734
10 5/8% Senior Secured Notes due October 15, 2016 (net of discount)	770,972
18% Senior Secured Notes due May 1, 2017	11,702
Total Senior Secured Notes	$783,148	$594,734
Senior Notes:
8% Senior Notes due April 1, 2012 (net of discount)	$35,425	$99,627
6 1/2% Senior Notes due January 15, 2014	81,347	215,000
6 3/8% Senior Notes due December 15, 2014	83,714	150,000
6 1/4% Senior Notes due January 15, 2015	82,270	200,000
6 1/4% Senior Notes due January 15, 2016 (net of discount)	171,369	296,444
7 1/2% Senior Notes due May 15, 2016	172,269	300,000
8 5/8% Senior Notes due January 15, 2017	195,918	250,000
Total Senior Notes	$822,312	$1,511,071
Senior Subordinated Notes:
6% Senior Subordinated Notes due January 15, 2010 (1)	$13,609	$100,000
8 7/8% Senior Subordinated Notes due April 1, 2012	68,039	150,000
7 3/4% Senior Subordinated Notes due May 15, 2013	64,593	150,000
Total Senior Subordinated Notes	$146,241	$400,000

(1) As of October 31, 2009 we contracted to purchase an additional $2.5 million of these notes, most of which was settled in November 2009..

We and each of our subsidiaries are guarantors of the senior secured, senior, and senior subordinated notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures (see Note 22). The indentures governing the senior secured, senior, and senior subordinated notes contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior, and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured, senior, and senior subordinated notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and nonrecourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends into fiscal 2010, and possibly beyond. The indentures also contain events of default which would permit the holders of the senior secured, senior, and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indenture governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2009, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions, or otherwise depending on market conditions and covenant restrictions.

At October 31, 2009, we had total issued and outstanding $1,767.7 million ($1,751.7 million, net of discount) senior secured, senior and senior subordinated notes. These notes have annual principal maturities in the following years ending October 31: $13.6 million in 2010, $103.6 million in 2012, $65.1 million in 2013, and $1,585.4 million thereafter.

On October 2, 2000, we issued $150 million principal amount of 10 1/2% Senior Notes due October 1, 2007. During the year ended October 31, 2003, we paid down $9.8 million of these notes. We recorded $1.6 million of expenses associated with the early extinguishment of the debt at that time. The 10 1/2% Senior Notes were issued at a discount to yield 11% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. In August 2007, we purchased in open market transactions $17.6 million of our 10 1/2% Senior Notes due October 1, 2007, for $17.5 million. The net amount is reported as a gain in Other operations in the fourth quarter of fiscal 2007. In addition, the funds we had deposited in escrow for such purpose were used to pay the remaining principal balance of $122.7 million of the 10 1/2% Senior Notes on October 1, 2007.

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

On May 9, 2003, we issued $150 million 7 3/4% Senior Subordinated Notes due 2013. The notes are redeemable in whole or in part, at any time on or after May 15, 2008, at redemption prices expressed as percentages of principal amount that decline to 100% on May 15, 2011. The net proceeds of the note offering were used to repay the indebtedness then outstanding under the revolving credit facility and the remainder for general corporate purposes.

On November 3, 2003, we issued $215 million 6 1/2% Senior Notes due 2014. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used for general corporate purposes.

On March 18, 2004, we issued $150 million 6 3/8% Senior Notes due 2014. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used to redeem all of our $150 million outstanding 9 1/8% Senior Notes due 2009, which occurred on May 3, 2004, and for general corporate purposes. Also on March 18, 2004, we paid off our $115 million Term Loan with available cash.

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

On May 27, 2008, we issued $600 million ($594.4 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes are secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the revolving credit facility. The notes are redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011, and 100% of principal commencing May 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011, with the net cash proceeds from certain equity offerings at 111.50% of principal. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the then existing amended credit facility. These third lien notes were the subject of a tender offer discussed below.

During fiscal 2009, we completed a number of transactions to restructure and reduce our outstanding debt. These transactions resulted in a net “Gain on extinguishment of debt” of $410.2 million which is reflected on the Consolidated Statements of Operations for the year ended October 31, 2009. The following table reconciles the October 31, 2008 book value of our debt to the October 31, 2009 book value of our debt and a detailed description of each of the transactions follows below:

(Dollars in millions)
Senior secured, senior and senior subordinated notes as of October 31, 2008	$2,505.8
December 2008 debt exchange	(42.1)
Open market repurchases during fiscal 2009	(628.5)
July 2009 tender offers	(119.2)
October 2009 tender offers	(742.5)
October 2009 debt issuance of 10 5/8 senior secured notes due 2016, net of discount	770.9
Discount amortization recorded as interest expense	1.2
Discount written off as gain on extinguishment of debt for debt repurchases, tender offers and exchanges	6.1
Senior secured, senior and senior subordinated notes as of October 31, 2009	$1,751.7

On December 3, 2008, we issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of our unsecured senior notes as follows: $0.5 million aggregate principal amount of the 8% Senior Notes due 2012, $12.0 million aggregate principal amount of the 6 1/2% Senior Notes due 2014, $1.1 million aggregate principal amount of the 6 3/8% Senior Notes due 2014, $3.3 million aggregate principal amount of the 6 1/4% Senior Notes due 2015, $24.8 million aggregate principal amount of the 7 1/2% Senior Notes due 2016, $28.7 million aggregate principal amount of the 6 1/4% Senior Notes due 2016 and $1.0 million aggregate principal amount of the 8 5/8% Senior Notes due 2017. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees. The notes are secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all of the assets owned by us, K. Hovnanian, and the guarantors to the extent such assets secure obligations under the revolving credit facility and the 11 1/2% Senior Secured Notes due 2013. The notes are redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011, and 100% of principal commencing November 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011, with the net cash proceeds from certain equity offerings at 118.0% of principal.

During the year ended October 31, 2009, we repurchased in open market transactions $11.3 million principal amount of 8% Senior Notes due 2012, $64.4 million principal amount of 6 1/2% Senior Notes due 2014, $40.6 million principal amount of 6 3/8% Senior Notes due 2014, $71.7 million principal amount of 6 1/4% Senior Notes due 2015, $88.9 million principal amount of 6 1/4% Senior Notes due 2016, $78.5 million principal amount of 7 1/2% Senior Notes due 2016, $41.8 millions principal amount of 8 5/8% Senior Notes due 2017, $68.6 million principal amount of 6% Senior Subordinated Notes due 2010, $80.1 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $82.6 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $255.4 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $368.0 million during the year ended October 31, 2009, net of the write-off of unamortized discounts and fees. The gains from the exchanges and repurchases are included in the Consolidated Statement of Operations as “Gain on extinguishment of debt”.

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

On October 20, 2009, we completed cash tender offers and consent solicitations whereby we purchased (1) in a fixed price tender offer approximately $599.5 million principal amount of 11½% Senior Secured Notes due 2013 for approximately $635.5 million, plus accrued and unpaid interest, (2) in a fixed price tender offer approximately $17.6 million principal amount of 18.0% Senior Secured Notes due 2017 for approximately $17.6 million, plus accrued and unpaid interest, and (3) in a fixed price tender offer for certain series of our unsecured notes, a total of approximately $125.4 million principal amount of 8% Senior Notes due 2012, 6 1/2% Senior Notes due 2014, 6 3/8% Senior Notes due 2014, 6 1/4% Senior Notes due 2015, and 7 1/2% Senior Notes due 2016 for approximately $100.0 million, plus accrued and unpaid interest. These tender offers resulted in a loss on extinguishment of debt of $36.4 million, net of the write-off of unamortized discounts and fees.

On October 20, 2009, we issued $785.0 million ($770.9 million net of discount) of 10 5/8% Senior Secured Notes due October 15, 2016. The notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K Hovnanian and the guarantors. The notes are redeemable in whole or in part at our option at 107.969% of principal commencing October 15, 2012, 105.313% of principal commencing October 15, 2013, 102.656% of principal commencing October 15, 2014, and 100% of principal commencing October 15, 2015. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before October 15, 2012 with the net proceeds from certain equity offerings at 110.625% of principal. The net proceeds from this issuance, together with cash on hand, were used to fund certain cash tender offers for our senior secured notes and certain series of our unsecured senior notes.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016. At October 31, 2009, the aggregate book value of the real property collateral securing these notes was approximately $780.7 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $426.0 million as of October 31, 2009, which includes $135.2 of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

10. Operating and Reporting Segments

Our operating segments are components of our business for which discrete financial information is available and reviewed regularly by the chief operating decision maker, our Chief Executive Officer, to evaluate performance and make operating decisions. We have more than 24 homebuilding operating segments, and therefore, it is impractical to provide segment disclosures for this many segments. As such, we have aggregated the homebuilding operating segments into six reportable segments.

Our homebuilding operating segments are aggregated into reportable segments based primarily upon geographic proximity, similar regulatory environments, land acquisition characteristics and similar methods used to construct and sell homes. Our reportable segments consist of the following six homebuilding segments and a financial services segment:

Homebuilding:
(1) Northeast (New Jersey, New York, Pennsylvania)
(2) Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D.C.)
(3) Midwest (Illinois, Kentucky, Minnesota, Ohio)
(4) Southeast (Florida, Georgia, North Carolina, South Carolina)
(5) Southwest (Arizona, Texas)
(6) West (California)

Financial Services

Operations of the Company’s Homebuilding segments primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, mid-rise condominiums, urban infill and active adult homes in planned residential developments. In addition, from time to time, operations of the homebuilding segments include sales of land. Operations of the Company’s Financial Services segment include mortgage banking and title services provided to the homebuilding operations’ customers. We do not retain or service mortgages that we originate but rather sell the mortgages and related servicing rights to investors, with the exception of a limited number of certain mortgages that are held for investment.

Corporate and unallocated primarily represents operations at our headquarters in Red Bank, New Jersey. This includes our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. It also includes interest income and interest expense resulting from interest incurred that cannot be capitalized in inventory in the Homebuilding segments. In 2009, corporate and unallocated also included the gain on extinguishment of debt of $410.2 million and cancellation of stock options of $15.7 million.

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

                Financial information relating to operations of our segments was as follows:

	Year Ended October 31,
(In thousands)	2009	2008	2007
Revenues:
Northeast	$364,876	$704,723	$958,833
Mid-Atlantic	297,706	513,719	913,713
Midwest	117,308	211,587	227,875
Southeast	119,779	632,050	778,504
Southwest	422,808	610,045	841,065
West	234,740	577,228	983,132
Total homebuilding	1,557,217	3,249,352	4,703,122
Financial services	35,550	52,219	76,191
Corporate and unallocated	3,523	6,540	19,608
Total revenues	$1,596,290	$3,308,111	$4,798,921
(Loss) income before income taxes:
Northeast	$(341,147)	$(114,416)	$(18,817)
Mid-Atlantic	(85,817)	(142,249)	74,824
Midwest	(24,390)	(37,415)	(80,207)
Southeast	(67,891)	(146,406)	(268,502)
Southwest	(60,777)	(101,470)	25,711
West	(304,539)	(524,701)	(337,214)
Total homebuilding	(884,561)	(1,066,657)	(604,205)
Financial services	6,255	16,652	27,870
Corporate and unallocated	206,287	(118,043)	(70,631)
Loss before income taxes	$(672,019)	$(1,168,048)	$(646,966)

	October 31,
(In thousands)	2009	2008
Assets
Northeast	$559,257	$971,429
Mid-Atlantic	200,908	355,012
Midwest	54,560	79,471
Southeast	60,441	146,621
Southwest	191,495	354,279
West	163,710	483,483
Total homebuilding	1,230,371	2,390,295
Financial services	84,280	109,608
Corporate and unallocated	709,926	1,137,419
Total assets	$2,024,577	$3,637,322

	October 31,
(In thousands)	2009	2008
Investments in and advances to unconsolidated joint ventures:
Northeast	$15,824	$48,327
Mid-Atlantic	14,152	14,788
Midwest	4,593	112
Southeast	6,146	960
Southwest	545	5,291
West	-	1,619
Total investments in and advances to unconsolidated joint ventures	$41,260	$71,097

	Year Ended October 31,
(In thousands)	2009	2008	2007
Homebuilding interest expense:
Northeast	$28,566	$35,769	$32,052
Mid-Atlantic	18,452	20,739	21,729
Midwest	3,712	5,882	6,285
Southeast	8,050	14,628	20,835
Southwest	23,914	20,462	18,044
West	23,639	48,854	41,202
Total homebuilding	106,333	146,334	140,147
Corporate and unallocated	94,136	30,002	1,607
Financial services interest income, net of expense	42	(79)	185
Total interest expense, net	$200,511	$176,257	$141,939

	Year Ended October 31,
(In thousands)	2009	2008	2007
Depreciation and goodwill and intangible amortization and impairment:
Northeast	$1,533	$3,402	$5,421
Mid-Atlantic	577	16,926	3,549
Midwest	3,671	1,790	22,528
Southeast	1,196	5,084	121,310
Southwest	503	16,207	6,940
West	1,009	1,156	10,393
Total homebuilding	8,489	44,565	170,141
Financial services	489	521	541
Corporate and unallocated	9,549	10,222	9,725
Total depreciation and goodwill and intangible amortization and impairment	$18,527	$55,308	$180,407

	Year Ended October 31,
(In thousands)	2009	2008	2007
Net additions to operating properties and equipment:
Northeast	$41	$275	$1,364
Mid-Atlantic	34	39	160
Midwest	170	1,946	3,972
Southeast	122	922	456
Southwest	-	-	278
West	22	595	380
Total homebuilding	389	3,777	6,610
Financial services	11	133	2,494
Corporate and unallocated	350	1,328	9,923
Total net additions to operating properties and equipment	$750	$5,238	$19,027

	Year Ended October 31,
(In thousands)	2009	2008	2007
Equity in (losses) earnings from unconsolidated joint ventures:
Northeast	$(31,156)	$2,069	$4,799
Mid-Atlantic	(3,866)	(10,748)	165
Midwest	(1,808)	(15,836)	(11,966)
Southeast	(4,359)	(6,908)	(17,691)
Southwest	(4,824)	(37)	241
West	(28)	(5,140)	(3,771)
Total equity in (losses) earnings from unconsolidated joint ventures	$(46,041)	$(36,600)	$(28,223)

11. Retirement Plan

In December 1982, we established a defined contribution savings and investment retirement plan (a 401K plan). Under such plan there are no prior service costs. All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions and our operating results. Plan costs charged to operations amounted to $0.2 million, $2.9 million, and $6.4 million for the years ended October 31, 2009, 2008, and 2007, respectively. The decreases in 2009 and 2008 are due to a decrease in participants as our workforce has been reduced, refunds to our unvested contributions for terminated associates and no profit sharing payment made in 2009, 2008 or 2007. Also in 2009, we suspended the employer match portion of the program.

12. Income Taxes

Income taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended October 31,
(In thousands)	2009	2008
State income taxes:
Current	$43,020	$18,706
Deferred
Federal income taxes:
Current	19,334	(145,532)
Deferred
Total	$62,354	$(126,826)

The provision for income taxes is composed of the following charges (benefits):

	Year Ended October 31,
(In thousands)	2009	2008	2007
Current income tax expense (benefit):
Federal	$19,560	$(146,865)	$(103,407)
State(1)	25,363	1,157	2,745
	44,923	(145,708)	(100,662)
Deferred income tax (benefit) expense:
Federal	(197)	89,647	76,472
State	(33)	12,603	4,343
	(230)	102,250	80,815
Total	$44,693	$(43,458)	$(19,847)

(1)

The current state income tax expense is net of the use of state net operating losses amounting to $0.1 million, $1.1 million, and $1.0 million for the years ended October 31, 2009, 2008, and 2007, respectively.

Despite a pre-tax loss in 2009, we recorded a tax provision of $44.7 million. During fiscal 2009, we recorded $23.0 million for estimated income taxes for amounts that should have been recorded in prior reporting periods. These amounts principally relate to an increase in tax liabilities to eliminate the assumed federal benefit of certain tax accruals. In fiscal 2009, we also recorded an accrual for federal and state taxes and related interest for a change in estimate of an uncertain tax position amounting to $21.0 million. A valuation allowance was established for the entire deferred tax asset resulting from these timing differences. As more fully described in the next paragraph, we fully reserve our net deferred tax assets.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.

In accordance with ASC 740, “Income Taxes” (“ASC 740”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. Given the continued downturn in the homebuilding industry during 2007, 2008, and 2009, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of October 31, 2009. According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and in this circumstance, the Company does not rely on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2009, we recorded a valuation allowance of $312.1 million against our deferred tax assets. Our valuation allowance increased from $675.5 million at October 31, 2008 to $987.6 million at October 31, 2009. Our state net operating losses of approximately $1.8 billion expire between 2010 and 2029. Our federal net operating losses of $1.3 billion expire in 2029.

On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which, the Company is able to carryback its 2009 net operating loss five years to previously profitable years that were not available to the Company for carryback prior to the new tax legislation. We will record the impact of the carryback, estimated to be between $275 million and $295 million, in the first quarter of fiscal 2010 and expect to receive a federal income tax cash refund in the second quarter of fiscal 2010.

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2009	2008
Deferred tax assets:
Association subsidy reserves	$515	$
Inventory impairment loss	385,232	262,851
Uniform capitalization of overhead	6,750	12,757
Warranty, legal and bonding reserves	21,515	18,388
Deferred income	1,493	3,180
Acquisition intangibles	54,112	69,264
Restricted stock bonus	9,399	7,115
Rent on abandoned space	9,453
Stock options	1,908	11,936
Provision for losses	33,060	33,087
Previously taxed lot sales		230
Federal net operating losses	468,129	139,025
State net operating losses	141,985	99,810
Joint venture losses	18,115	31,115
Other	764	1,936
Total deferred tax assets	1,152,430	690,694
Deferred tax liabilities:
Association subsidy reserves		10
Rebates and discounts	6,186	10,871
Accelerated depreciation	1,086	3,715
Acquisition intangibles	182	121
Debt repurchase income	157,039
Other	378	487
Total deferred tax liabilities	164,871	15,204
Valuation allowance	(987,559)	(675,490)
Net deferred income taxes	$0	$0

The effective tax rates varied from the statutory federal income tax rate. The sources of these differences were as follows:

	Year Ended October 31,
	2009	2008	2007
Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	(1.0)	(0.1)	0.1
Permanent differences, net	(1.0)	(0.1)	0.1
Deferred tax asset valuation allowance impact	(39.8)	(30.9)	(33.3)
Other	0.1	(0.2)	1.2
Effective tax rate	(6.7)%	3.7%	3.1%

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements (now known as ASC 740-10). ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of ASC 740-10 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We recognize tax liabilities in accordance with ASC 740-10 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a liability that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

We adopted the provisions of ASC 740-10 on November 1, 2007. As a result of the adoption, we recognized an $8.7 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the November 1, 2007 balance of retained earnings.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

	2009	2008
Unrecognized tax benefit—November 1,	$15.9	$19.2
Gross increases—tax positions in prior period	28.0
Settlements		(1.6)
Lapse of statute of limitations	(1.8)	(1.7)
Unrecognized tax benefit—October 31,	$42.1	$15.9

Related to the unrecognized tax benefits noted above, we as of October 31, 2009 and 2008, have recognized a liability for interest and penalties of $24.0 million and $6.1 million, respectively. For the years ended October 31, 2009, 2008 and 2007, we recognized $17.9 million, $1.4 million and $(0.4) million, respectively, of interest and penalties in income tax benefit/provision.

It is likely that, within the next twelve months, the amount of our unrecognized tax benefits will decrease by approximately $18.9 million, excluding interest and penalties primarily resulting from the expected resolution of our estimate of federal uncertain tax positions in conjunction with the anticipated conclusion of the audit of the Company’s federal income tax return for fiscal year 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $25.3 million and $15.9 million as of October 31, 2009 and 2008, respectively. The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

We are currently under examination by the Internal Revenue Service for the year ended October 2007. We are also subject to various income tax examinations in the states in which we do business. The final outcome of these state examinations is not expected to have a material adverse effect on our financial position or results of operations. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2005 - 2008. During fiscal 2009, we completed a number of state examinations without any effect on our fiscal year 2009 net loss.

13. Reduction of Inventory to Fair Value

In accordance with ASC 360-10, we record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the year ended October 31, 2009, our discount rates used for the impairments recorded range from 14.3% to 20.3%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded impairment losses, which are presented in the Consolidated Statements of Operations and deducted from inventory, of $614.1 million, $596.0 million, and $331.8 million for the years ended October 31, 2009, 2008, and 2007, respectively.

The following table represents impairments by segment for fiscal 2009, 2008, and 2007:

(Dollars in millions)	Year Ended October 31, 2009
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	33	$244.7	$502.6
Mid-Atlantic	55	48.5	148.1
Midwest	11	6.5	19.5
Southeast	101	40.5	116.5
Southwest	46	36.8	90.2
West	67	237.1	450.8
Total	313	$614.1	$1,327.7

(Dollars in millions)	Year Ended October 31, 2008
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	10	$43.5	$208.2
Mid-Atlantic	25	38.1	155.3
Midwest	4	7.7	32.3
Southeast	44	53.4	160.5
Southwest	35	81.1	212.8
West	63	372.2	1,018.2
Total	181	$596.0	$1,787.3

(Dollars in millions)	Year Ended October 31, 2007
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	14	$25.1	$135.0
Mid-Atlantic	5	10.4	35.5
Midwest	13	17.9	58.3
Southeast	20	81.6	127.9
Southwest	7	11.8	31.1
West	25	185.0	650.2
Total	84	$331.8	$1,038.0

The Consolidated Statements of Operations line entitled “Homebuilding-Inventory impairment loss and land option write-offs” also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total aggregate write-offs were $45.4 million, $114.1 million, and $126.0 million for the years ended October 31, 2009, 2008, and 2007, respectively.

The following table represents write-offs of such costs by segment for fiscal 2009, 2008, and 2007:

	Year Ended October 31,
(In millions)	2009	2008	2007
Northeast	$14.1	$20.7	$31.3
Mid-Atlantic	10.7	45.6	9.0
Midwest	1.4	0.7	10.2
Southeast	4.3	32.2	31.7
Southwest	14.3	10.4	4.2
West	0.6	4.5	39.6
Total	$45.4	$114.1	$126.0

14. Transactions with Related Parties

During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $31.1 million from an entity that is owned by a family relative of our Chairman of the Board and Chief Executive Officer. As of October 31, 2009, we have an option deposit of $3.2 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $9.7 million in accordance with ASC 810-10 under “Consolidated inventory not owned” in the Consolidated Balance Sheets. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by a family relative of our Chairman of the Board and Chief Executive Officer, totaling $26.9 million. As of October 31, 2008, all of this property has been purchased, and during fiscal 2008, the Company delivered the remaining four lots that were in inventory. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land in Maryland for approximately $3.0 million from a group that consists of relatives of Geaton Decesaris, Jr., formerly a member of our Board of Directors. We had posted a deposit of $100,000 and purchased the property when final approvals were in place. The property was purchased in November 2001 and as of October 31, 2007, there were no lots remaining to be sold of an original 147 lots. During the time he was a member of the Board of Directors, Geaton Decesaris, Jr. had no financial interest in the relatives’ ownership and sale of land to the Company.

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

During the years ended October 31, 2009, 2008, and 2007, an engineering firm owned by a relative of our Chairman of the Board and Chief Executive Officer provided services to the Company totaling $1.7 million, $2.6 million, and $3.6 million, respectively. Neither the Company nor Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

In December 2005, we entered into an agreement to purchase land in New Jersey from an entity that is owned by family relatives of our Chairman of the Board and our Chief Executive Officer at a base price of $25 million. The land will be acquired in four phases over a period of three years from the date of acquisition of the first phase. On June 11, 2008, the parties amended the purchase agreement and closed title to 43 of the 86 homes in phase one. The purchase of the balance of phase one was deferred, but such purchase must occur simultaneously with the scheduled closing of any of the three remaining phases. On November 12, 2009, the parties closed title to 83 homes located in phase two. The purchase prices for all phases are subject to a 7% per annum compound interest increase from February 1, 2008. A deposit in the amount of $500,000, however, has been made by the Company. Neither the Company nor the Chairman of the Board and the Chief Executive Officer has a financial interest in the relatives’ company from whom the land will be purchased.

15. Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors (the Compensation Committee) or its delegee in accordance with the stock option plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 and before June 8, 2007 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Options granted on or after June 8, 2007 generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. Certain Southeast Region associates were granted and held options to purchase the stock from the acquired company prior to the January 23, 2001 acquisition. These options vest in three installments: 25% on the first and second anniversary, and 50% on the third anniversary of the date of the grant. In connection with the acquisition, the options were exchanged for options to purchase the Company’s Class A Common Stock. All options expire 10 years after the date of the grant. During the year ended October 31, 2009, each of the five outside directors of the Company were granted options to purchase between 21,000 and 33,000 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key employees, except the outside directors’ options vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31, 2009	Weighted-Average Exercise Price	October 31, 2008	Weighted-Average Exercise Price	October 31, 2007	Weighted-Average Exercise Price
Options outstanding at beginning of period	6,959,205	$21.17	6,285,330	$23.43	5,874,583	$23.48
Granted	1,871,313	$2.55	1,128,875	$6.46	1,149,750	$21.49
Exercised	150,000	$3.00	265,000	$4.53	408,988	$13.45
Forfeited	337,500	$16.45	190,000	$23.46	208,625	$34.19
Cancellations	2,528,251	$36.83

Expired	40,000	$4.13			121,390	$22.52
Options outstanding at end of period	5,774,767	$8.62	6,959,205	$21.17	6,285,330	$23.43
Options exercisable at end of period	2,472,324		2,918,835		2,419,364

The total intrinsic value of options exercised during fiscal 2009, 2008, and 2007 was $0.2 million, $1.6 million and $8.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The intrinsic value of 348,000 of the 2,472,324 options outstanding and exercisable at October 31, 2009, was $0.4 million. The remaining options outstanding and exercisable had no intrinsic value. Exercise prices for options outstanding at October 31, 2009, ranged from $1.84 to $71.16.

The weighted-average fair value of grants made in fiscal 2009, 2008, and 2007 was $1.84, $3.35, and $10.46 per share, respectively. The weighted-average fair value of options vested in fiscal 2009, 2008, and 2007 was $18.98, $15.52, and $11.34 per share, respectively.

            The following table summarizes the exercise price range and related number of options outstanding at October 31, 2009:

Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
$1.84 – $5.00	2,178,188	$2.60	8.19
$5.01 – $10.00	1,917,250	$6.18	5.45
$10.01 – $20.00	889,204	$15.89	2.98
$20.01 – $30.00	390,875	$21.67	7.60
$30.01 – $40.00	339,250	$32.55	5.70
$40.01 – $50.00	10,000	$41.45	4.25
$50.01 – $60.00	40,000	$55.05	5.40
$60.01 – $70.00	5,000	$60.36	5.67
$70.01 – $71.16	5,000	$71.16	5.75
	5,774,767	$9.42	6.26

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2009:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$1.84 – $5.00	348,000	$2.20	0.45
$5.01 – $10.00	916,583	$5.77	1.80
$10.01 – $20.00	889,204	$15.89	2.98
$20.01 – $30.00	112,719	$21.79	7.45
$30.01 – $40.00	173,318	$32.66	5.24
$40.01 – $50.00	7,500	$41.45	4.25
$50.01 – $60.00	20,000	$55.05	5.40
$60.01 – $70.00	2,500	$60.36	5.67
$70.01 – $71.16	2,500	$71.16	5.75
	2,472,324	$12.15	3.58

A summary of the Company’s nonvested options for the year ended October 31, 2009, is as follows:

	Options	Grant Date Fair Value
Nonvested at beginning of period	4,040,370	$16.88
Granted	1,871,313	$1.84
Vested	(1,725,989)	$18.98
Forfeited	(148,875)	$17.05
Cancellations	(734,376)	$39.61
Nonvested at end of period	3,302,443	$10.60

For certain associates, a portion of their bonus is paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year-end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or over 58 years of age vest immediately. During the years ended October 31, 2009 and 2008, we issued 375,578 and 284,016 shares under the plan. During the years ended October 31, 2009 and 2008, 160,250 and 86,244 shares were forfeited under this plan, respectively. For the years ended October 31, 2008, and 2007, approximately

1,289,937 and 728,345 rights were awarded in lieu of $5.5 million and $8.3 million of bonus payments, respectively. For the year ended October 31, 2009 no rights in lieu of bonus payments were awarded. For the years ended October 31, 2009, 2008 and 2007, total compensation cost recognized in the Consolidated Statement of Operations for these deferred compensation awards and other nonvested share awards was $8.2 million, $12.1 million and $10.7 million, respectively.

A summary of the Company’s nonvested share awards as of and for the year ended October 31, 2009, is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	1,622,082	$11.17
Granted	20,854	$2.55
Vested	(400,379)	$7.88
Forfeited	(181,492)	$12.32
Nonvested at end of period	1,061,065	$11.75

As of October 31, 2009, we have 5.9 million shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2009, there was $24.6 million of total unrecognized compensation costs related to nonvested share based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.22 years.

During fiscal 2009, the Chief Executive Officer, Chief Financial Officer, each of the non-executive members of the Board of Directors and other senior executives of the Company consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights). In fiscal 2009, the Company recorded compensation expense related to the cancellation of stock options of $15.7 million in “Corporate general and administrative” on the Consolidated Statements of Operations.

16. Warranty Costs

Over the past several years, general liability insurance for homebuilding companies and their suppliers and subcontractors has become very difficult to obtain. The availability of general liability insurance has been limited due to a decreased number of insurance companies willing to underwrite for the industry. In addition, those few insurers willing to underwrite liability insurance have significantly increased the premium costs. We have been able to obtain general liability insurance but at higher premium costs with higher deductibles. We have been advised that a significant number of our subcontractors and suppliers have also had difficulty obtaining insurance that also provides us coverage. As a result, we introduced an owner controlled insurance program for certain of our subcontractors, whereby the subcontractors pay us an insurance premium based on the value of their services, and we absorb the liability associated with their work on our homes as part of our overall general liability insurance.

We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2009 and 2008, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges in the warranty reserve and general liability reserve for the years ended October 31, 2009 and 2008, are as follows:

	Year Ended October 31,
(In Thousands)	2009	2008
Balance, beginning of year	$125,738	$120,653
Additions during year	54,180	63,107
Charges incurred during year	(52,049)	(58,022)
Balance, end of year	$127,869	$125,738

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty data to estimate our reserves for unpaid claims, claim adjustment expenses and incurred but not reported claims for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling, and legal fees.

Insurance claims paid by our insurance carriers were $30.8 million and $36.8 million for the year ended October 31, 2009 and 2008, respectively, for prior year deliveries.

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

In March 2005, we received two requests for information pursuant to Section 308 of the Clean Water Act from Region 3 of the Environmental Protection Agency (the “EPA”). These requests sought information concerning storm water discharge practices in connection with completed, ongoing and planned homebuilding projects by subsidiaries in the states and district that comprise EPA Region 3. We also received a notice of violations for one project in Pennsylvania and requests for sampling plan implementation in two projects in Pennsylvania. We have subsequently received notification from the EPA alleging violations of storm water discharge practices at other locations and requesting related information. We provided the EPA with information in response to its requests. The Department of Justice (“DOJ”) is also involved in the review of these practices and enforcement with respect to them. We are engaged in discussions with the DOJ and EPA regarding a resolution of these matters, which we anticipate will include a monetary fine and an agreement to implement certain operational and training measures nationwide to ensure ongoing compliance with storm water regulations. Although we do not currently anticipate that we will incur any material costs in excess of the amount we have reserved for this matter, we cannot predict whether our discussions with the DOJ and EPA will result in a resolution, or what any resolution of these matters ultimately will require of us.

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretations and application.

The Company is also involved in the following litigation:

The Company, Chairman of the Board, Chief Executive Officer and President, Ara K. Hovnanian, Executive Vice President and Chief Financial Officer J. Larry Sorsby and a former officer of a Company subsidiary have been named as defendants in a purported class action. The original complaint, which only named Mr. Sorsby as a defendant, was filed on September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby. On January 31, 2008, the court appointed Herbert Mankofsky as Lead Plaintiff. On February 19, 2008, the action was transferred to the United States District Court for the District of New Jersey. On March 10, 2008, Lead Plaintiff filed an amended complaint, captioned In re Hovnanian Enterprises, Inc. Securities Litigation, alleging, among other things, that the defendants violated federal securities laws by making false and misleading statements regarding the Company’s business and future prospects in connection with the Company’s acquisition of First Home Builders of Florida. The Company and Messrs. Hovnanian and Sorsby filed a Motion to Dismiss the amended complaint on July 14, 2008. On September 11, 2008, Lead Plaintiff filed his opposition to the Motion to Dismiss. The Company and Messrs. Hovnanian and Sorsby filed their reply brief on October 28, 2008. In March, 2009, by court-ordered stipulation, the defendants withdrew their Motion to Dismiss, and a second amended complaint was filed in June 2009. The Company’s insurance carrier has agreed to provide coverage for the case under the Company’s insurance policy, therefore, the maximum exposure to the Company is the deductible, which has already been incurred and expensed. The matter has been resolved, and the resolution has been approved by the court, with no further payments from the Company.

A subsidiary of the Company has been named as a defendant in a purported class action suit filed on May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D’Allesandro & Woodyard, et al., alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the subsidiary’s homes in Fort Myers, Florida. Plaintiffs filed an amended complaint on October 19, 2007. Plaintiffs sought to represent a class of certain home purchasers in southwestern Florida and sought damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. The Company’s subsidiary filed a Motion to Dismiss the amended complaint on December 14, 2007. Following oral argument on the Motion in September 2008, the court dismissed the amended complaint with leave for plaintiffs to amend. Plaintiffs filed a second amended complaint on

October 31, 2008. The Company’s subsidiary filed a Motion to Dismiss this second amended complaint. The Court dismissed portions of the second amended complaint. The Company’s subsidiary has filed a Motion for Reconsideration of a position of the Court’s decision and is awaiting a decision. Plaintiffs seek to represent a class of certain home purchasers in southwestern Florida and seek damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time.

18. Variable Interest Entities

Per ASC 810-10, a Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to ASC 810-10, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of ASC 810-10, we have concluded that whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii)(b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee (we currently define significant as greater than $100,000 because we have determined that in the aggregate the VIEs related to deposits of this size or less are not material), we compute expected losses and residual returns based on the probability of future cash flows as outlined in ASC 810-10. If we are deemed to be the primary beneficiary of the VIE, we consolidate it on our balance sheet. The fair value of the VIEs’ inventory is reported as “Consolidated inventory not owned - variable interest entities.”

Typically, the determining factor in whether or not we are the primary beneficiary is the nonrefundable deposit amount as a percentage of the total purchase price, because it determines the amount of the first risk of loss we take on the contract. The higher this percentage deposit, the more likely we are to be the primary beneficiary. Other important criteria that impact the outcome of the analysis are the probability of getting the property through the approval process for residential homes, because this impacts the ultimate value of the property, as well as determining who is the party responsible (seller or buyer) for funding the approval process and development work that will take place prior to the decision to exercise the option.

Management believes the accounting guidance for VIEs was not clearly thought out for application in the homebuilding industry for land and lot options, as we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not its total assets consolidated on our balance sheet. In certain cases, we will have to place inventory the VIE has optioned to other developers on our balance sheet. In addition, if the VIE has creditors, its debt will be placed on our balance sheet even though the creditors have no recourse against us. Based on these observations we believe consolidating VIEs based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land. Further supporting this position, during fiscal 2009, we terminated five option agreements that had been consolidated on our balance sheet as VIEs with a value of $15.7 million. We recorded charges on our books for these terminations of $3.6 million, principally the deposit amount.

At October 31, 2009, all nine VIEs we were required to consolidate were as a result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these nine VIEs totaling $6.1 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIEs was $45.4 million. Because we do not own an equity interest in any of the unaffiliated VIEs that we must consolidate pursuant to ASC 810-10, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have no debt obligations and the only asset recorded is the land or lots we have the option to buy with a related offset to minority interest for the assumed third party investment in the variable interest equity. At October 31, 2009, the balance reported in minority interest from inventory not owned was $32.6 million. Creditors of these nine VIEs have no recourse against us.

We will continue to secure land and lots using options. Including the deposits with the nine VIEs above, at October 31, 2009, we have total cash and letters of credit deposits amounting to approximately $26.7 million to purchase land and lots with a total purchase price of $472.6 million. Not all our deposits are with VIEs. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

19. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third-party investors to develop land and construct homes that are sold directly to third party homebuyers. Our land development joint ventures include those entered into with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture’s members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	October 31, 2009
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$22,502	$1,539	$24,041
Inventories	281,556	83,833	365,389
Other assets	25,889	87	25,976
Total assets	$329,947	$85,459	$415,406
Liabilities and equity:
Accounts payable and accrued liabilities	$19,236	$17,108	$36,344
Notes payable	193,567	40,051	233,618
Total liabilities	212,803	57,159	269,962
Equity of:
Hovnanian Enterprises, Inc.	32,183	9,068	41,251
Others	84,961	19,232	104,193
Total equity	117,144	28,300	145,444
Total liabilities and equity	$329,947	$85,459	$415,406
Debt to capitalization ratio	62%	59%	62%

	October 31, 2008
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$18,660	$3,458	$22,118
Inventories	492,830	83,853	576,683
Other assets	23,410	503	23,913
Total assets	$534,900	$87,814	$622,714
Liabilities and equity:
Accounts payable and accrued liabilities	$43,827	$15,792	$59,619
Notes payable	276,245	43,912	320,157
Total liabilities	320,072	59,704	379,776
Equity of:
Hovnanian Enterprises, Inc.	58,694	8,732	67,426
Others	156,134	19,378	175,512
Total equity	214,828	28,110	242,938
Total liabilities and equity	$534,900	$87,814	$622,714
Debt to capitalization ratio	56%	61%	57%

As of October 31, 2009 and 2008, we had advances outstanding of approximately $11.5 and $15.6 million to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $41.3 million and $71.1 million at October 31, 2009 and 2008, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. Impairments of joint venture investments are recorded at fair value while impairments recorded in the joint venture are recorded when undiscounted cash flows trigger the impairment. During fiscal 2009, we wrote down certain joint venture investments by $26.4 million, based on our determination that the investment in these joint ventures has sustained an other than temporary impairment.

	October 31, 2009
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$117,725	$13,626	$131,351
Cost of sales and expenses	(231,751)	(18,367)	(250,118)
Joint venture net loss	(114,026)	(4,741)	(118,767)
Our share of net loss	$(24,279)	$(2,252)	$(26,531)

	October 31, 2008
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$279,815	$16,843	$296,658
Cost of sales and expenses	(366,856)	(46,072)	(412,928)
Joint venture net loss	(87,041)	(29,229)	(116,270)
Our share of net losses	$(19,630)	$(5,133)	$(24,763)

	October 31, 2007
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$484,918	$40,477	$525,395
Cost of sales and expenses	(602,265)	(54,817)	(657,082)
Joint venture net loss	(117,347)	(14,340)	(131,687)
Our share of net losses	$(21,318)	$(7,641)	$(28,959)

Loss from unconsolidated joint ventures is reflected as a separate line in the accompanying Consolidated Statements of Operations and reflects our proportionate share of the loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the loss from these unconsolidated joint ventures disclosed in the tables above compared to the Consolidated Statements of Operations is due primarily to the write down of our investment in joint ventures where we have determined that our investment has an other than temporary impairment. It is also due to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. Generally, the amount of such financing is targeted to be no more than 50% of the joint venture’s total assets. However, because of impairments realized in the joint ventures the average debt to capitalization ratio of our joint ventures is currently 62%. Financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810-10 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities. (See Note 18).

20. Fair Value of Financial Instruments

Effective November 1, 2008, we adopted ASC 820, for fair-value measurements of certain financial instruments. ASC 820 provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

Level 3	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair-Value Hierarchy	Fair Value at October 31, 2009

Mortgage loans held for sale (1)	Level 2	$65,786
Interest rate lock commitments	Level 2	254
Forward contracts	Level 2	(702)
		$65,338

(1) The aggregate unpaid principal balance is $64.8 million.

We elected the fair-value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, which permits us to measure at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the fair value of these servicing rights is included in the Company’s loans held for sale as of October 31, 2009. Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

            The assets accounted for under ASC 825 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss). The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Year Ended October 31, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$(414)	$(162)	$650

The Financial Services segment had a pipeline of loan applications in process of $334.9 million at October 31, 2009. Loans in process for which interest rates were committed to the borrowers totaled approximately $73 million as of October 31, 2009. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2009, the segment had open commitments amounting to $38 million to sell MBS with varying settlement dates through December 14, 2009.

Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customers’ deposits, mortgage loans held for sale or investment, nonrecourse land and operating properties mortgages, letter of credit agreements and facilities, mortgage warehouse line of credit, accrued interest, and the senior secured, senior, and senior subordinated notes payable. The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. The fair value of each of the senior secured, senior, and senior subordinated notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the senior secured, senior, and senior subordinated notes is estimated at $788.2 million, $603.5 million and $113.3 million, respectively, as of October 31, 2009. The fair value of our other financial instruments approximates their recorded values.

21. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”) is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly-owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of October 31, 2009, had issued and outstanding approximately $797.2 million of senior secured notes ($783.1 million, net of discount), $824.3 million senior notes ($822.3 million, net of discount), and $146.2 million senior subordinated notes. The senior secured notes, senior notes, and senior subordinated notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of certain of our financial service subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, and our foreign subsidiary (collectively, the “Non-guarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes, senior notes, and senior subordinated notes.

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

The following Consolidating Condensed Financial Statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Non-guarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

CONSOLIDATING CONDENSED BALANCE SHEET

OCTOBER 31, 2009

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$14,752	$449,096	$1,285,699	$190,750		$$1,940,297
Financial services			5,885	78,395		84,280
Investments in and amounts due to and from consolidated subsidiaries	(308,706)	2,067,571	(1,573,827)	(209,735)	24,697	-
Total assets	$(293,954)	$2,516,667	$(282,243)	$59,410	$24,697	$2,024,577
Liabilities and stockholders’ (deficit) equity:
Homebuilding		$$469	$422,160	$7,761		$$430,390
Financial services			5,651	64,713		70,364
Notes payable		1,777,658	121			1,777,779
Income taxes payable	55,644		6,710			62,354
Minority interest			32,558	730		33,288
Stockholders’ (deficit) equity	(349,598)	738,540	(749,443)	(13,794)	24,697	(349,598)
Total liabilities and stockholders’ (deficit) equity	$(293,954)	$2,516,667	$(282,243)	$59,410	$24,697	$2,024,577

CONSOLIDATING CONDENSED BALANCE SHEET

OCTOBER 31, 2008

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$20	$889,462	$2,432,702	$78,704		$$3,400,888
Financial services			5,655	103,953		109,608
Income taxes (payable) receivable	(275,737)	35,344	367,045	174		126,826
Investments in and amounts due to and from consolidated subsidiaries	605,981	2,402,526	(2,621,025)	(14,757)	(372,725)	-
Total assets	$330,264	$3,327,332	$184,377	$168,074	$(372,725)	$3,637,322
Liabilities and stockholders’ (deficit) equity:
Homebuilding		$$683	$606,613	$274		$$607,570
Financial services			5,105	90,245		95,350
Notes payable		2,578,273	9			2,578,282
Minority interest			24,880	976		25,856
Stockholders’ equity (deficit)	330,264	748,376	(452,230)	76,579	(372,725)	330,264
Total liabilities and stockholders’ (deficit) equity	$330,264	$3,327,332	$184,377	$168,074	$(372,725)	$3,637,322

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

TWELVE MONTHS ENDED OCTOBER 31, 2009

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$19	$3,438	$1,560,198	$2,044	$(4,959)	$1,560,740
Financial services			7,743	27,807		35,550
Intercompany charges		209,599	(251,402)	(3,597)	45,400	-
Equity in pretax (loss) income of consolidated subsidiaries	(645,090)				645,090	-
Total revenues	(645,071)	213,037	1,316,539	26,254	685,531	1,596,290
Expenses:
Homebuilding	26,309	632,640	1,954,821	1,231	(11,843)	2,603,158
Financial services	639		6,570	22,635	(549)	29,295
Total expenses	26,948	632,640	1,961,391	23,866	(12,392)	2,632,453
Gain on extinguishment of debt		409,929	256			410,185
Loss from unconsolidated joint ventures			(9,782)	(36,259)		(46,041)
(Loss) income before income taxes	(672,019)	(9,674)	(654,378)	(33,871)	697,923	(672,019)
State and federal income taxes	44,693	(3,386)	50,932	(11,919)	(35,627)	44,693
Net (loss) income	$(716,712)	$(6,288)	$(705,310)	$(21,952)	$733,550	$(716,712)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

TWELVE MONTHS ENDED OCTOBER 31, 2008

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$6,131	$3,249,757	$4		$$3,255,892
Financial services			9,454	42,765		52,219
Intercompany charges		192,414	194,627		(387,041)	-
Equity in pretax (loss) income of consolidated subsidiaries	(1,168,048)				1,168,048	-
Total revenues	(1,168,048)	198,545	3,453,838	42,769	781,007	3,308,111
Expenses:
Homebuilding		3,918	4,592,952	26	(192,904)	4,403,992
Financial services			8,290	27,277		35,567
Total expenses		3,918	4,601,242	27,303	(192,904)	4,439,559
(Loss) income from unconsolidated joint ventures			(36,630)	30		(36,600)
(Loss) income before income taxes	(1,168,048)	194,627	(1,184,034)	15,496	973,911	(1,168,048)
State and federal income taxes	(43,458)	68,119	(46,313)	2,683	(24,489)	(43,458)
Net (loss) income	$(1,124,590)	$126,508	$(1,137,721)	$12,813	$998,400	$(1,124,590)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

TWELVE MONTHS ENDED OCTOBER 31, 2007

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$19,601	$4,694,243	$8,887	$(1)	$4,722,730
Financial services			3,710	72,481		76,191
Intercompany charges		298,877	316,394		(615,271)	-
Equity in pretax income of consolidated subsidiaries	(646,966)				646,966	-
Total revenues	(646,966)	318,478	5,014,347	81,368	31,694	4,798,921
Expenses:
Homebuilding		2,082	5,545,863	8,232	(186,834)	5,369,343
Financial services			1,289	47,103	(71)	48,321
Total expenses		2,082	5,547,152	55,335	(186,905)	5,417,664
Loss from unconsolidated joint ventures			(28,223)			(28,223)
(Loss) income before income taxes	(646,966)	316,396	(561,028)	26,033	218,599	(646,966)
State and federal income taxes	(19,847)	110,739	8,023	11,321	(130,083)	(19,847)
Net (loss) income	$(627,119)	$205,657	$(569,051)	$14,712	$348,682	$(627,119)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

TWELVE MONTHS ENDED OCTOBER 31, 2009

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(716,712)	$(6,288)	$(705,310)	$(21,952)	$733,550	$(716,712)
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(197,982)	(542,328)	2,158,974	1,870	(733,550)	686,984
Net cash (used in) provided by operating activities	(914,694)	(548,616)	1,453,664	(20,082)	-	(29,728)
Net cash (used in) investing activities			(6,310)	(13,597)		(19,907)
Net cash (used in) financing activities		(340,427)	(2,368)	(28,934)		(371,729)
Intercompany investing and financing activities - net	914,687	334,955	(1,444,620)	194,978	-	-
Net (decrease) increase in cash	(7)	(554,088)	366	132,365	-	(421,364)
Cash and cash equivalents balance, beginning of period	17	846,495	(15,950)	17,494		848,056
Cash and cash equivalents balance, end of period	$10	$292,407	$(15,584)	$149,859	$ -	$426,692

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

TWELVE MONTHS ENDED OCTOBER 31, 2008

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,124,590)	$126,508	$(1,137,721)	$12,813	$998,400	$(1,124,590)
Adjustments to reconcile net income to net cash provided by (used in) operating activities	172,245	(121,575)	2,325,289	209,097	(998,400)	1,586,656
Net cash (used in) provided by operating activities	(952,345)	4,933	1,187,568	221,910	-	462,066
Net cash (used in) provided by investing activities			(1,672)	33		(1,639)
Net cash provided by (used in) financing activities	126,237	387,634	(56,133)	(86,342)		371,396
Intercompany investing and financing activities - net	825,999	421,935	(1,124,488)	(123,446)		-
Net (decrease) increase in cash	(109)	814,502	5,275	12,155	-	831,823
Cash and cash equivalents balance, beginning of period	126	31,993	(21,225)	5,339		16,233
Cash and cash equivalents balance, end of period	$17	$846,495	$(15,950)	$17,494	$ -	$848,056

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

TWELVE MONTHS ENDED OCTOBER 31, 2007

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(627,119)	$205,657	$(569,051)	$14,712	$348,682	$(627,119)
Adjustments to reconcile net income to net cash provided by (used in) operating activities	120,886	46,202	717,857	152,822	(348,682)	689,085
Net cash (used in) provided by operating activities	(506,233)	251,859	148,806	167,534	-	61,966
Net cash used in investing activities			(24,766)	(7,628)		(32,394)
Net cash provided by (used in) financing activities	49,863	66,500	(84,281)	(99,744)		(67,662)
Intercompany investing and financing activities - net	456,480	(345,895)	(44,862)	(65,723)		-
Net increase (decrease) in cash	110	(27,536)	(5,103)	(5,561)	-	(38,090)
Cash and cash equivalents balance, beginning of period	16	59,529	(16,122)	10,900		54,323
Cash and cash equivalents balance, end of period	$126	$31,993	$(21,225)	$5,339	$ -	$16,233

22. Subsequent Events

On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which, the Company is able to carryback its 2009 net operating loss five years to previously profitable years that were not available to the Company for carryback prior to the new tax legislation. We will record the impact of the carryback, estimated to be between $275 million and $295 million, in the first quarter of fiscal 2010 and expect to receive a federal income tax cash refund in the second quarter of fiscal 2010.

In preparing these financial statements, we have evaluated subsequent events and transactions for potential recognition or disclosure through December 22, 2009, the date these financial statements were filed with the Securities and Exchange Commission.

23. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2009 and 2008, is as follows:

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2009	July 31, 2009	April 30, 2009	January 31, 2009
Revenues	$437,393	$387,114	$397,999	$373,784
Expenses	522,788	465,492	486,338	498,360
Inventory impairment loss and land option write-offs	137,970	101,130	310,194	110,181
(Loss) gain on extinguishment of debt	(17,619)	37,016	311,268	79,520
Loss from unconsolidated joint ventures	(7,821)	(5,537)	(10,094)	(22,589)
Loss before income taxes	(248,805)	(148,029)	(97,359)	(177,826)
State and federal income tax provision	1,964	20,883	21,262	584
Net loss	$(250,769)	$(168,912)	$(118,621)	$(178,410)
Per share data:
Basic and assuming dilution:
Loss per common share	$(3.21)	$(2.16)	$(1.52)	$(2.29)
Weighted average number of common shares outstanding	78,067	78,065	78,046	78,043

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2008	July 31, 2008	April 30, 2008	January 31, 2008
Revenues	$721,430	$716,541	$776,439	$1,093,701
Expenses	852,127	803,748	870,328	1,166,353
Inventory impairment loss and land option write-offs	263,159	110,933	245,860	90,168
Goodwill and intangible amortization and impairment	35,363	293	292	935
(Loss) income from unconsolidated joint ventures	(27,244)	(920)	(3,397)	(5,039)
Loss before income taxes	(456,463)	(199,353)	(343,438)	(168,794)
State and federal income tax (benefit) provision	(6,004)	3,124	(2,727)	(37,851)
Net loss	$(450,459)	$(202,477)	$(340,711)	$(130,943)
Per share data:
Basic and assuming dilution:
Loss per common share	$(5.79)	$(2.67)	$(5.29)	$(2.07)
Weighted average number of common shares outstanding	77,747	75,723	64,410	63,358

Hovnanian Enterprises, Inc.

Form 10-K

Exhibit 12

RATIO OF EARNINGS TO FIXED CHARGES

(Dollars In thousands)	Actual Year 10/09	Actual Year 10/08	Actual Year 10/07	Actual Year 10/06	Actual Year 10/05
Net (loss) income	$(716,712)	$(1,124,590)	$(627,119)	$149,533	$471,847
Add:
Federal and state income (benefit) tax provision	44,693	(43,458)	(19,847)	83,573	308,738
Interest expensed	200,469	176,336	141,754	111,944	89,721
Interest expensed mortgage and financing subsidiaries	1,728	3,601	6,009	7,767	5,801
Distributions of earnings of unconsolidated joint ventures, net of income (loss) from unconsolidated joint ventures	50,134	44,061	32,221	(347)	(6,171)
Amortization of bond prepaid expenses	14,300	7,847	2,151	2,089	2,012
Amortization of bond discounts	1,179	821	1,084	1,039	715
Total (loss) earnings	$(404,209)	$(935,382)	$(463,747)	$355,598	$872,663
Fixed Charges:
Interest incurred	$194,702	$190,801	$194,547	$166,427	$102,930
Interest incurred mortgage and financing subsidiaries	1,728	3,601	6,009	7,767	5,801
Amortization of bond prepaid expenses	14,300	7,847	2,151	2,089	2,012
Amortization of bond discounts	1,179	821	1,084	1,039	715
Total fixed charges	$211,909	$203,070	$203,791	$177,322	$111,458
Ratio of earnings to fixed charges	(a)	(a)	(a)	2.0	7.8

RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

(Dollars In thousands)	Actual Year 10/09	Actual Year 10/08	Actual Year 10/07	Actual Year 10/06	Actual Year 10/05
Total (loss) earnings – above	$(404,209)	$(935,382)	$(463,747)	$355,598	$872,663
Total fixed charges – above	$211,909	$203,070	$203,791	$177,322	$111,458
Preferred stock dividends (adjusted to pretax dollars)			11,012	16,641	4,563
Combined fixed charges and preferred stock dividends	$211,909	$203,070	$214,803	$193,963	$116,021
Ratio of earnings to combined fixed charges and preferred stock dividends	(b)	(b)	(b)	1.8	7.5

(a)	Earnings for the year ended October 31, 2009, 2008, and 2007 were insufficient to cover fixed charges for such period by $616.1 million, $1,138.5 million and $667.5 million, respectively.
(b)	Earnings for the year ended October 31, 2009, 2008, and 2007 and were insufficient to cover fixed charges and preferred stock dividends for such period by $616.1 million, $1,138.5 million and $678.6 million, respectively.
Due to restrictions in our indentures on our senior, senior secured, and senior subordinated notes, we are currently prohibited from paying dividends on our preferred stock and did not make any dividend payments in fiscal 2009 and
2008. In fiscal 2007, we paid $10.7 million of dividends on our preferred stock.

Exhibit 23 (a)

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the following Registration Statements of our reports dated December 22, 2009, relating to the consolidated financial statements of Hovnanian Enterprises, Inc. and subsidiaries, as of and for the year ended October 31, 2009 and the effectiveness of Hovnanian Enterprises, Inc.’s internal control over financial reporting appearing in this Annual Report on Form 10-K of Hovnanian Enterprises, Inc. for the year ended October 31, 2009.

1.

Registration Statements Nos. 333-113758, 333-106756, and 333-92977 on Form S-8 pertaining to the Amended and Restated 2008 Stock Incentive Plan (which superseded and replaced the 1999 Stock Incentive Plan), and Senior Executive Short-Term Incentive Plan, as amended and restated, of Hovnanian Enterprises, Inc.,

2.	Registration Statement Nos. 333-56972, 033-36098, and 002-92773 on Form S-8 pertaining to the 1983 Stock Option Plan as amended and restated of Hovnanian Enterprises, Inc.; and
3.	Registration Statement No. 333-56640 on Form S-8 pertaining to the Employee Stock Option Plan of Washington Homes.

/s/Deloitte & Touche LLP

Parsippany, New Jersey

December 22, 2009

Exhibit 23(b)

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the following Registration Statements:

1.

Registration Statements (Form S-8 No. 333-113758, No. 333-106756 and No. 333-92977) pertaining to the Amended and Restated 2008 Stock Incentive Plan (which superseded and replaced the 1999 Stock Incentive Plan), and Senior Executive Short-Term Incentive Plan, as amended and restated, of Hovnanian Enterprises, Inc.,

2.	Registration Statement (Form S-8 No. 333-56972, Form S-8 No. 033-36098 and Form S-8 No. 002-92773) pertaining to the 1983 Stock Option Plan as amended and restated of Hovnanian Enterprises Inc.,
3.	Registration Statement (Form S-8 No. 333-56640) pertaining to the Employee Stock Option Plan of Washington Homes,

of our report dated December 23, 2008, with respect to the consolidated financial statements of Hovnanian Enterprises, Inc. included in this Annual Report (Form 10-K) for the year ended October 31, 2009.

/s/Ernst & Young, LLP

New York, New York

December 22, 2009