Form 10-Q
period 2010-01-31
HOVNANIAN ENTERPRISES INC
filed 2010-03-05
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For quarterly period ended JANUARY 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 62,949,046 shares of Class A Common Stock and 14,565,395 shares of Class B Common Stock were outstanding as of March 3, 2010.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [	] Accelerated Filer [ X ]
Non-Accelerated Filer [	]	(Do not check if smaller reporting company)	Smaller Reporting Company [	]

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX	PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of January 31,
2010 (unaudited) and October 31, 2009	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended January 31, 2010 and 2009	5

Condensed Consolidated Statement of
Equity (unaudited) for the three months ended January 31, 2010	6

Condensed Consolidated Statements of Cash Flows (unaudited) for
the three months ended January 31, 2010 and 2009	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	55

Item 4. Controls and Procedures	55

PART II. Other Information
Item 1. Legal Proceedings	56

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	56

Item 6. Exhibits	57

Signatures	58

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	January 31, 2010	October 31, 2009
ASSETS	(unaudited)	(1)

Homebuilding:
Cash and cash equivalents	$328,312	$419,955

Restricted cash	138,694	152,674

Inventories:
Sold and unsold homes and lots under development	611,636	631,302

Land and land options held for future
development or sale	390,836	372,143

Consolidated inventory not owned:
Specific performance options	24,117	30,534
Variable interest entities	38,506	45,436
Other options	24,860	30,498

Total consolidated inventory not owned	87,483	106,468

Total inventories	1,089,955	1,109,913

Investments in and advances to unconsolidated
joint ventures	39,392	41,260

Receivables, deposits, and notes	55,044	44,418

Property, plant, and equipment – net	71,090	73,918

Prepaid expenses and other assets	94,212	98,159

Total homebuilding	1,816,699	1,940,297

Financial services:
Cash and cash equivalents	4,752	6,737
Restricted cash	1,867	4,654
Mortgage loans held for sale or investment	45,528	69,546
Other assets	2,361	3,343

Total financial services	54,508	84,280

Income taxes receivable - including net deferred
tax benefits	228,980	-

Total assets	$2,100,187	$2,024,577

(1) Derived from the audited balance sheet as of October 31, 2009.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)
	January 31, 2010	October 31, 2009
LIABILITIES AND EQUITY	(unaudited)	(1)

Homebuilding:
Nonrecourse land mortgages	$3,658	$-
Accounts payable and other liabilities	289,927	325,722
Customers’ deposits	14,856	18,811
Nonrecourse mortgages secured by operating
properties	21,300	21,507
Liabilities from inventory not owned	78,222	96,908

Total homebuilding	407,963	462,948

Financial services:
Accounts payable and other liabilities	9,608	14,507
Mortgage warehouse line of credit	33,264	55,857

Total financial services	42,872	70,364

Notes payable:
Senior secured notes	783,497	783,148
Senior notes	812,384	822,312
Senior subordinated notes	131,330	146,241
Accrued interest	32,835	26,078

Total notes payable	1,760,046	1,777,779

Income tax payable	-	62,354

Total liabilities	2,210,881	2,373,445

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $.01 par value - authorized 100,000
shares; issued 5,600 shares at January 31,
2010 and at October 31, 2009 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value – authorized
200,000,000 shares; issued 74,626,006 shares at
January 31, 2010 and 74,376,946 shares at
October 31, 2009 (including 11,694,720
shares at January 31, 2010 and 11,694,720 shares at
October 31, 2009 held in Treasury)	746	744
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) – authorized
30,000,000 shares; issued 15,257,143 shares at
January 31, 2010 and 15,265,067 shares at
October 31, 2009 (including 691,748 shares at
January 31, 2010 and 691,748 shares at October 31, 2009 held in
Treasury)	153	153
Paid in capital - common stock	457,453	455,470
Accumulated deficit	(589,818)	(826,007)
Treasury stock - at cost	(115,257)	(115,257)

Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(111,424)	(349,598)

Non-controlling interest in consolidated joint ventures	730	730

Total equity deficit	(110,694)	(348,868)

Total liabilities and equity	$2,100,187	$2,024,577

(1) Derived from the audited balance sheet as of October 31, 2009.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (unaudited)

	Three Months Ended January 31,
	2010	2009
Revenues:
Homebuilding:
Sale of homes	$309,353	$359,052
Land sales and other revenues	2,686	6,413

Total homebuilding	312,039	365,465
Financial services	7,606	8,319

Total revenues	319,645	373,784

Expenses:
Homebuilding:
Cost of sales, excluding interest	259,816	340,675
Cost of sales interest	19,848	23,129
Inventory impairment loss and land option write-offs	4,966	110,181

Total cost of sales	284,630	473,985

Selling, general and administrative	43,072	71,044

Total homebuilding expenses	327,702	545,029

Financial services	5,395	6,748

Corporate general and administrative	16,213	30,910

Other interest	25,607	24,230

Other operations	1,897	1,624

Total expenses	376,814	608,541

Gain on extinguishment of debt	2,574	79,520

Loss from unconsolidated joint
ventures	(373)	(22,589)

Loss before income taxes	(54,968)	(177,826)

State and federal income tax (benefit) provision:
State	171	555
Federal	(291,328)	29

Total taxes	(291,157)	584

Net income (loss)	$236,189	$(178,410)

Per share data:
Basic:
Income (loss) per common share	$3.01	$(2.29)
Weighted average number of common
shares outstanding	78,553	78,043

Assuming dilution:
Income (loss) per common share	$2.97	$(2.29)
Weighted average number of common
shares outstanding	79,536	78,043

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(In Thousands Except Share Amounts)

(unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Non-Controlling Interest	Total Equity Deficit

Balance, November 1, 2009	62,682,226	$744	14,573,319	$153	5,600	$135,299	$455,470	$(826,007)	$(115,257)	$730	$(348,868)

Stock options amortization and issuances, net of tax							1,189				1,189

Restricted stock amortization, issuances and forfeitures, net of tax	241,136	2					794				796

Conversion of Class B to Class A Common Stock	7,924		(7,924)								-

Net income								236,189			236,189

Balance, January 31, 2010	62,931,286	$746	14,565,395	$153	5,600	$135,299	$457,453	$(589,818)	$(115,257)	$730	$(110,694)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (unaudited)
	Three Months Ended
	January 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$236,189	$(178,410)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	3,386	5,298
Compensation from stock options and awards	2,364	4,512
Stock option cancellations	-	12,269
Amortization of bond discounts and deferred financing costs	1,227	333
(Gain) loss on sale and retirement of property
and assets	(119)	156
Loss from unconsolidated joint ventures	373	22,589
Distributions of earnings from unconsolidated joint ventures	1,697	1,149
Gain on extinguishment of debt	(2,574)	(79,520)
Inventory impairment and land option write-offs	4,966	110,181
Decrease in assets:
Mortgage notes receivable	22,976	7,069
Restricted cash, receivables, prepaids, deposits and
other assets	10,881	28,195
Inventories	26,076	103,854
State and Federal income tax assets	-	126,826
(Decrease) increase in liabilities:
State and Federal income tax	(291,334)	18,954
Customers’ deposits	(3,955)	(4,764)
Accounts payable, interest and other accrued liabilities	(63,523)	(148,479)
Net cash (used in) provided by operating activities	(51,370)	30,212
Cash flows from investing activities:
Net proceeds from sale of property and assets	150	195
Purchase of property, equipment and other fixed assets and acquisitions	(371)	(654)
Investments in and advances to unconsolidated
joint ventures	(989)	(3,650)
Distributions of capital from unconsolidated joint ventures	816	1,522
Net cash used in investing activities	(394)	(2,587)
Cash flows from financing activities:
Proceeds from mortgages and notes	3,450	-
Net payments related to mortgage
warehouse line of credit	(22,593)	(9,345)
Deferred financing costs from note issuances	(448)	(2,248)
Principal payments and debt repurchases	(22,273)	(14,895)
Net cash used in financing activities	(41,864)	(26,488)
Net (decrease) increase in cash and cash equivalents	(93,628)	1,137
Cash and cash equivalents balance, beginning
of period	426,692	848,056
Cash and cash equivalents balance, end of period	$333,064	$849,193

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Three Months Ended
	January 31,
	2010	2009
Supplemental disclosures of cash flow:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$38,875	$81,875
Income taxes	$177	$(145,196)

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

 The accompanying unaudited Condensed Consolidated Financial Statements include our accounts and those of all wholly-owned subsidiaries after elimination of all intercompany balances and transactions. Certain immaterial prior year amounts have been reclassified to conform to the current year presentation.

 1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and cash flows. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements. Results for interim periods are not necessarily indicative of the results which might be expected for a full year. The balance sheet at October 31, 2009 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

 2. For the three months ended January 31, 2010, the Company’s total stock-based compensation expense was $2.4 million. Included in this total stock-based compensation expense was the vesting of stock options of $1.3 million for the three months ended January 31, 2010.

3. Interest costs incurred, expensed and capitalized were:

	Three Months Ended
	January 31,
(In thousands)	2010	2009

Interest capitalized at
beginning of period	$164,340	$170,107
Plus interest incurred(1)	40,141	53,510
Less cost of sales interest
expensed	(19,848)	(23,129)
Less other interest expensed(2)(3)	(25,607)	(24,230)
Interest capitalized at
end of period(4)	$159,026	$176,258

(1) Data does not include interest incurred by our mortgage and finance subsidiaries.

(2) Our assets that qualify for interest capitalization (inventory under development) no longer exceed our debt, and therefore, the portion of interest not covered by qualifying assets must be directly expensed.

(3) Interest on completed homes and land in planning, which does not qualify for capitalization, must be expensed directly.

(4) We have incurred significant inventory impairments in recent years, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts shown above are gross amounts before allocating any portion of the impairments to capitalized interest.

4. Accumulated depreciation at January 31, 2010 and October 31, 2009 amounted to $69.0 million and $67.4 million, respectively, for our homebuilding property, plant and equipment.

5. We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimated the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the three months ended January 31, 2010, our discount rates used for the impairments recorded ranged from 17.5% to 18.5%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded inventory impairments, which are presented in the Condensed Consolidated Statements of Operations as “Inventory impairment and land option write-offs” and deducted from Inventory of $3.3 million and $95.7 million for the three months ended January 31, 2010 and 2009, respectively.

The following table represents inventory impairments by homebuilding segment for the three months ended January 31, 2010 and 2009:

	Three Months Ended			Three Months Ended
(Dollars in millions)	January 31, 2010			January 31, 2009
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	1	$2.6	$4.7	11	$53.6	$151.1
Mid-Atlantic	1	0.3	0.6	13	12.9	41.0
Midwest	-	-	-	-	-	-
Southeast	5	0.4	1.0	15	7.9	32.4
Southwest	-	-	-	5	3.0	10.8
West	-	-	-	3	18.3	43.8
Total	7	$3.3	$6.3	47	$95.7	$279.1

(1) Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

"Homebuilding-Inventory impairment loss and land option write-offs" on the Condensed Consolidated Statements of Operations also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not intend to exercise options in various locations because the communities' proforma profitability is not projected to produce adequate returns on investment commensurate with the risk. The total write-offs were $1.7 million and $14.5 million for the three months ended January 31, 2010 and 2009, respectively.

            The following table represents write-offs of such costs and the number of lots walked away from by homebuilding segment for the three months ended January 31, 2010 and 2009:

	Three Months Ended
(Dollars in millions)	January 31,
	2010		2009
	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	259	$1.6	503	$4.3
Mid-Atlantic	11	-	1,450	6.2
Midwest	-	(0.1)	-	-
Southeast	-	0.1	153	0.3
Southwest	-	0.1	284	3.4
West	-	-	-	0.3
Total	270	$1.7	2,390	$14.5

As a result of the continued decline in the homebuilding market, we have decided to mothball (or stop development on) certain communities in some of our segments where we have determined the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”. During the first quarter of fiscal 2010, we mothballed four communities, sold seven previously mothballed communities and re-activated four previously mothballed communities, which resulted in a net change in the book value of our mothballed communities of $7.3 million, net of an impairment reserve balance of $12.3 million. As of January 31, 2010, the net book value associated with our 70 total mothballed communities was $287.8 million, net of an impairment reserve balance of $560.6 million.

6. We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general and administrative costs. For homes delivered in fiscal 2010 and 2009, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims. Additions and charges in the warranty reserve and general liability accrual for the three months ended January 31, 2010 and 2009 were as follows:

	Three Months Ended
	January 31,
(In thousands)	2010	2009

Balance, beginning of period	$127,869	$125,738
Additions	9,902	11,513
Charges incurred	(7,227)	(11,275)
Balance, end of period	$130,544	$125,976

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

Insurance claims paid by our insurance carriers were $5.3 million and $10.3 million for the three months ended January 31, 2010 and 2009, respectively.

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

The Company is also involved in the following litigation:

The Company, Chairman of the Board, Chief Executive Officer and President, Ara K. Hovnanian, Executive Vice President and Chief Financial Officer, J. Larry Sorsby, and a former officer of a Company subsidiary have been named as defendants in a purported class action. The original complaint, which only named Mr. Sorsby as a defendant, was filed on September 14, 2007 in the United States District Court for the Central District of California, captioned Herbert Mankofsky v. J. Larry Sorsby. On January 31, 2008, the court appointed Herbert Mankofsky as Lead Plaintiff. On February 19, 2008, the action was transferred to the United States District Court for the District of New Jersey. On March 10, 2008, Lead Plaintiff filed an amended complaint, captioned In re Hovnanian Enterprises, Inc. Securities Litigation, alleging, among other things, that the defendants violated federal securities laws by making false and misleading statements regarding the Company’s business and future prospects in connection with the Company’s acquisition of First Home Builders of Florida. The Company and Messrs. Hovnanian and Sorsby filed a Motion to Dismiss the amended complaint on July 14, 2008. On September 11, 2008, Lead Plaintiff filed his opposition to the Motion to Dismiss. The Company and Messrs. Hovnanian and Sorsby filed their reply brief on October 28, 2008. In March 2009, by court-ordered stipulation, the defendants withdrew their Motion to Dismiss, and a second amended complaint was filed in June 2009. The Company’s insurance carrier has agreed to provide coverage for the case under the Company’s insurance policy, therefore, the maximum exposure to the Company is the deductible, which has already been incurred and expensed. The matter has been resolved, and the resolution was approved by the court on December 15, 2009, with no further payments from the Company.

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

8. Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions. At January 31, 2010, $183.0 million of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

9. In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder. Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $117.1 million and $130.3 million of letters of credit outstanding as of January 31, 2010 and October 31, 2009, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2010 and October 31, 2009, the amount of cash collateral in these segregated accounts was $121.3 million and $135.2 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our secured Master Repurchase Agreement with a group of banks is a short-term borrowing facility that provides up to $60 million through March 5, 2010. Interest is payable monthly, at the Company’s option, at either LIBOR plus 2.00% or the prime rate, with a rate floor of 4.25% on both. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. As of January 31, 2010, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $33.3 million. The Master Repurchase Agreement requires our wholly owned mortgage banking subsidiary K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”) to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2010, we believe we were in compliance with the covenants of the Master Repurchase Agreement. We are currently in negotiations for a replacement facility but there can be no assurance that such an agreement will be finalized. As of March 5, 2010, there were no outstanding amounts under this facility. In the event we do not obtain a replacement facility, the Company expects, but is not obligated, to provide any necessary funding for the mortgage operations that would have been provided under the Master Repurchase Agreement from available cash. In the event the Company elected not to provide such funding, we would need to seek alternative arrangements to be able to underwrite mortgages for our homebuilding customers.

10. At January 31, 2010, we had $797.2 million ($783.5 million net of discount) of outstanding senior secured notes, comprised of $0.5 million 11 1/2% Senior Secured Notes due 2013, $785.0 million 10 5/8% Senior Secured Notes due 2016 and $11.7 million 18% Senior Secured Notes due 2017. At January 31, 2010 we also had $814.3 million of outstanding senior notes ($812.4 million net of discount), comprised of $35.5 million 8% Senior

Notes due 2012, $81.4 million 6 1/2% Senior Notes due 2014, $73.7 million 6 3/8% Senior Notes due 2014, $82.3 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017. In addition, we had $131.3 million of outstanding senior subordinated notes, comprised of $67.0 million 8 7/8% Senior Subordinated Notes due 2012, and $64.3 million 7 3/4% Senior Subordinated Notes due 2013.

During the three months ended January 31, 2010, we paid $13.6 million due to the maturity of our 6% Senior Subordinated Notes due 2010. In addition, we repurchased in open market transactions $10.0 million principal amount of our 6 3/8% Senior Notes due 2014, $1.0 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $0.3 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $8.7 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $2.6 million, net of the write-off of unamortized discounts and fees. The gains from the repurchases are included in the Condensed Consolidated Statement of Operations for the three months ended January 31, 2010 as “Gain on extinguishment of debt”.

Since the end of our first quarter of fiscal 2010, we purchased approximately $76.4 million of principal amount of our unsecured senior notes and $11.2 million of principal amount of unsecured senior subordinated notes for approximately $70.8 million in cash, resulting in approximately $16.8 million gain, and a corresponding increase in stockholders equity deficit.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, certain of our financial services subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and our foreign subsidiary (see Note 20). The indentures governing the senior secured, senior and senior subordinated notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the senior secured, senior, and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2010, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions, or otherwise depending on market conditions and covenant restrictions.

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

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016. At January 31, 2010, the aggregate book value of the real property collateral securing these notes was approximately $819.9 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $328.0 million as of January 31, 2010, which includes $121.3 million of restricted cash also collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

Basic earnings per share is computed by dividing net income (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three months ended January 31, 2010, diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the 1.0 million incremental shares attributed to non-vested stock and outstanding options to purchase common stock. For the three months ended January 31, 2009, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive during the period.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of January 31, 2010, 3.4 million shares of Class A Common Stock have been purchased under this program.

12. On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”. During the three months ended January 31, 2010 and 2009, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in the indentures governing our senior secured, senior and senior subordinated notes discussed above. We anticipate we will be restricted from paying dividends for the foreseeable future.

13. On August 4, 2008, we announced that our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain income tax assets primarily associated with net operating loss carryforwards (“NOL”) and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a Special Meeting of stockholders held on December 5, 2008. Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to: (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

14. Total income tax benefit was $291.2 million for the three months ended January 31, 2010 due primarily to the impact of a federal net operating loss carryback. On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss five years to previously profitable years that were not available to the Company for carryback prior to the new tax legislation. We recorded the impact of the carryback of $291.3 million in the first quarter of fiscal 2010. We received $274.1 million of the federal income tax refund in the second quarter of 2010 and expect to receive the remaining $17.2 million later this year.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with ASC 740 “Income Taxes” (ASC 740), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Because of the continued downturn in the homebuilding industry during 2007, 2008 and 2009, which has resulted in additional inventory and intangible impairments, we were in a three year cumulative loss position as of October 31, 2009. According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and in this circumstance, the Company does not rely on projections of future taxable income to support the recovery of deferred tax assets. Our valuation allowance for current and deferred tax assets decreased $281.5 million during the three months ended January 31, 2010 primarily due to the impact of a federal net operating loss carryback. At January 31, 2010, our total valuation allowance amounted to $706.1 million.

15. Our operating segments are components of our business for which discrete financial information is available and reviewed regularly by the chief operating decision-maker, our Chief Executive Officer, to evaluate performance and make operating decisions. We have 22 homebuilding operating segments, and therefore, it is impractical to provide segment disclosures for this many segments. As such, we have aggregated the homebuilding operating segments into six reportable segments.

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

Corporate and unallocated primarily represents operations at our headquarters in Red Bank, New Jersey. This includes our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. It also includes interest income and interest expense resulting from interest incurred that cannot be capitalized in inventory in the Homebuilding segments, as well as, the gains or losses on extinguishment of debt from debt repurchases or exchanges.

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes (“(Loss) income before income taxes”). (Loss) income before income taxes for the Homebuilding segments consist of revenues generated from the sales of homes and land, (loss) income from unconsolidated entities, management fees and other income, less the cost of homes and land sold, selling, general and administrative expenses and non-controlling interest expense. Income before income taxes for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

                Financial information relating to the Company’s operations was as follows:

	Three Months Ended January 31,

(In thousands)	2010	2009

Revenues:
Northeast	$69,461	$87,046
Mid-Atlantic	67,023	69,505
Midwest	23,432	27,030
Southeast	24,785	35,124
Southwest	82,548	88,259
West	44,479	56,343
Total homebuilding	311,728	363,307
Financial services	7,606	8,319
Corporate and unallocated	311	2,158
Total revenues	$319,645	$373,784

(Loss) income before income taxes:
Northeast	$(10,221)	$(100,101)
Mid-Atlantic	599	(27,516)
Midwest	(2,240)	(4,708)
Southeast	(2,188)	(16,061)
Southwest	3,891	(9,022)
West	(5,873)	(40,643)
Homebuilding loss before income taxes	(16,032)	(198,051)
Financial services	2,211	1,571
Corporate and unallocated	(41,147)	18,654
Loss before income taxes	$(54,968)	$(177,826)

	January 31,	October 31,
(In thousands)	2010	2009

Assets:
Northeast	$535,848	$559,257
Mid-Atlantic	190,481	200,908
Midwest	53,753	54,560
Southeast	64,920	60,441
Southwest	198,247	191,495
West	173,984	163,710
Total homebuilding	1,217,233	1,230,371
Financial services	54,508	84,280
Corporate and unallocated	828,446	709,926
Total assets	$2,100,187	$2,024,577

16. Per ASC 810 “Consolidation” (“ASC 810”), a Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE pursuant to ASC 810, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of ASC 810, we have concluded that, whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii)(b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee (we currently define significant as greater than $100,000 because we have determined that in the aggregate the VIEs related to deposits of this size or less are not material), we compute expected losses and residual returns based on the probability of future cash flows as outlined in ASC 810. If we are deemed to be the primary beneficiary of the VIE, we consolidate it on our balance sheet. The fair value of the VIEs inventory is reported as “Consolidated inventory not owned - variable interest entities”.

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

Management believes the guidance for VIEs was not clearly thought out for application in the homebuilding industry for land and lot options, because we can have an option and put down a small deposit as a percentage of the purchase price and still have to consolidate the entity. Our exposure to loss as a result of our involvement with the VIE is only the deposit, not its total assets consolidated on our balance sheet. In certain cases, we will have to place inventory the VIE has optioned to other developers on our balance sheet. In addition, if the VIE has creditors, its debt will be placed on our balance sheet even though the creditors have no recourse against us. Based on these observations, we believe consolidating VIEs based on land and lot option deposits does not reflect the economic realities or risks of owning and developing land.

At January 31, 2010, all seven VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities. We paid cash or issued letters of credit deposits to these VIEs totaling $6.0 million. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by these VIEs was $38.5 million. Because we do not own an equity interest in any of the unaffiliated VIEs that we must consolidate pursuant to ASC 810, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities funded the acquisition of the property with debt and the only asset recorded is the land or lots we have the option to buy with a related offset for the assumed third party financing of the variable interest entity. At January 31, 2010, the balance reported in liabilities from inventory not owned related to these VIEs was $32.5 million. Creditors of these seven VIEs have no recourse against us.

We will continue to control land and lots using options. Including the deposits with the seven VIEs described above, at January 31, 2010, we had total cash and letters of credit deposits amounting to approximately $27.0 million to purchase land and lots with a total purchase price of $527.6 million. Not all our deposits are with VIEs. The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

(Dollars in thousands)		January 31, 2010
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$15,912	$1,182	$17,094
Inventories	289,338	82,700	372,038
Other assets	14,960	701	15,661
Total assets	$320,210	$84,583	$404,793

Liabilities and equity:
Accounts payable and accrued liabilities	17,311	12,973	30,284
Notes payable	188,437	40,585	229,022
Total liabilities	205,748	53,558	259,306
Equity of:
Hovnanian Enterprises, Inc.	30,548	8,363	38,911
Others	83,914	22,662	106,576
Total equity	114,462	31,025	145,487
Total liabilities and equity	$320,210	$84,583	$404,793
Debt to capitalization ratio	62%	57%	61%

(Dollars in thousands)		October 31, 2009
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$22,502	$1,539	$24,041
Inventories	281,556	83,833	365,389
Other assets	25,889	87	25,976
Total assets	$329,947	$85,459	$415,406

Liabilities and equity:
Accounts payable and accrued liabilities	$19,236	$17,108	$36,344
Notes payable	193,567	40,051	233,618
Total liabilities	212,803	57,159	269,962
Equity of:
Hovnanian Enterprises, Inc.	32,183	9,068	41,251
Others	84,961	19,232	104,193
Total equity	117,144	28,300	145,444
Total liabilities and equity	$329,947	$85,459	$415,406
Debt to capitalization ratio	62%	59%	62%

As of January 31, 2010 and October 31, 2009, we had advances outstanding of approximately $11.9 million and $11.5 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above. On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $39.4 million and $41.3 million at January 31, 2010 and October 31, 2009, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture. During the first three months of fiscal 2010, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures have sustained an other than temporary impairment.

	For the Three Months Ended January 31, 2010
(Dollars in thousands)	Homebuilding	Land Development	Total

Revenues	$21,711	$6,271	$27,982
Cost of sales and expenses	(21,294)	(3,124)	$(24,418)
Joint venture net income (loss)	$417	$3,147	$3,564
Our share of net income (loss)	$9	$(441)	$(432)

	For the Three Months Ended January 31, 2009
(Dollars in thousands)	Homebuilding	Land Development	Total

Revenues	$24,931	$1,349	$26,280
Cost of sales and expenses	(41,802)	(2,335)	(44,137)
Joint venture net loss	$(16,871)	$(986)	$(17,857)
Our share of net loss	$(596)	$(94)	$(690)

Loss from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the loss of these unconsolidated homebuilding and land development joint ventures. The difference between our share of the loss from these unconsolidated joint ventures disclosed in the tables above for the first quarter of 2009 compared to the Condensed Consolidated Statements of Operations is due primarily to the write down of our investment in joint ventures where we determined that our investment had an other than temporary impairment. For the first quarter of 2010, the minor difference is primarily due to one joint venture that had net income for which we do not get any share of the profit because of the cumulative equity position of the joint venture and the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures. Our ownership interests in the joint ventures vary but are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. Generally, the amount of such financing is targeted to be no more than 50% of the joint venture’s total assets. However, because of impairments realized in the joint ventures the average debt to capitalization ratio of our joint ventures is currently 61%. This financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing. In some instances, the joint venture entity is considered a VIE under ASC 810 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

18. Recent Accounting Pronouncements - In December 2007, the FASB issued an update to ASC 810. The amended guidance contained in ASC 810 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income or loss specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. We implemented this standard effective November 1, 2009, resulting in a change in the classification of noncontrolling interests on the balance sheets and statements of equity.

In June 2009, the FASB issued an update to ASC 810, which amends the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for us on November 1, 2010. We are currently evaluating the impact, if any, that SFAS 167 may have on our consolidated financial statements.

19. Effective November 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for fair value measurements of certain financial instruments. ASC 820 provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

Level 3	Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at January 31, 2010	Fair Value at October 31, 2009

Mortgage loans held for sale (1)	Level 2	$42,268	$65,786
Interest rate lock commitments	Level 2	261	254
Forward contracts	Level 2	(587)	(702)
		$41,942	$65,338

(1) The aggregate unpaid principal balance is $41.8 million.

We elected the fair-value option for its loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments” (“ASC 825”), which permits us to measure at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the fair value of these servicing rights is included in the Company’s loans held for sale as of January 31, 2010. Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for under ASC 825 are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss). The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended January 31, 2010
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

(Decrease) increase in fair value included in net income (loss), all reflected in financial services revenues	$(473)	$6	$116

	Three Months Ended January 31, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

(Decrease) increase in fair value included in net income (loss), all reflected in financial services revenues	$2,139	$103	$(1,897)

The Financial Services segment had a pipeline of loan applications in process of $314.3 million at January 31, 2010. Loans in process for which interest rates were committed to the borrowers totaled approximately $85.5 million as of January 31, 2010. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At January 31, 2010, the segment had open commitments amounting to $26.0 million to sell MBS with varying settlement dates through April 13, 2010.

Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale or investment, nonrecourse land and operating properties mortgages, letter of credit agreements and facilities, mortgage warehouse line of credit, accrued interest, and the senior secured, senior and senior subordinated notes payable. The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. The fair value of each of the senior secured, senior and senior subordinated notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the senior secured, senior and senior subordinated notes is estimated at $839.7 million, $622.1 million and $116.3 million, respectively, as of January 31, 2010 and $788.2 million, $603.5 million and $113.3 million, respectively, as of October 31, 2009. The fair value of our other financial instruments approximates their recorded values.

            The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2010. The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Non-financial Assets

		January 31, 2010
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$1,642	$(629)	$1,013
Land and land options held for future development or sale	Level 3	$4,629	$(2,620)	$2,009

20. Hovnanian Enterprises, Inc., the parent company (the “Parent”) is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of January 31, 2010 had issued and outstanding $797.2 million face value of senior secured notes ($783.5 million, net of discount), $814.3 million face value of senior notes ($812.4 million, net of discount), and $131.3 million of senior subordinated notes. The senior secured notes, senior notes and senior subordinated notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of certain of our financial service subsidiaries, joint ventures, subsidiaries holding interests in our joint ventures and our foreign subsidiary (collectively, the “Non-guarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes, senior notes and senior subordinated notes.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 31, 2010
(In thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$15,459	$343,018	$1,269,663	$188,559		$$1,816,699
Financial services			2,607	51,901		54,508
Income taxes receivable (payable)	233,218		(4,238)			228,980
Investments in and amounts due to and from consolidated subsidiaries	(360,101)	2,149,056	(1,665,223)	(205,545)	81,813	-
Total assets	$(111,424)	$2,492,074	$(397,191)	$34,915	$81,813	$2,100,187

LIABILITIES AND EQUITY:
Homebuilding	$	$ (1)	$399,120	$8,844		$$407,963
Financial services			2,194	40,678		42,872
Notes payable		1,760,043	3			1,760,046
Income taxes payable

Stockholders’ (deficit) equity	(111,424)	732,032	(798,508)	(15,337)	81,813	(111,424)
Non-controlling interest in consolidated joint ventures				730		730
Total liabilities and equity	$(111,424)	$2,492,074	$(397,191)	$34,915	$81,813	$2,100,187

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2009
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$14,752	$449,096	$1,285,699	$190,750		$$1,940,297
Financial services			5,885	78,395		84,280
Income taxes receivable
Investments in and amounts due to and from consolidated subsidiaries	(308,706)	2,067,571	(1,573,827)	(209,735)	24,697	-
Total assets	$(293,954)	$2,516,667	$(282,243)	$59,410	$24,697	$2,024,577

LIABILITIES AND EQUITY:
Homebuilding		$$469	$454,718	$7,761		$$462,948
Financial services			5,651	64,713		70,364
Notes payable		1,777,658	121			1,777,779
Income tax payable	55,644		6,710			62,354

Stockholders’ (deficit) equity	(349,598)	738,540	(749,443)	(13,794)	24,697	(349,598)
Non-controlling interest in consolidated joint ventures				730		730
Total liabilities and equity	$(293,954)	$2,516,667	$(282,243)	$59,410	$24,697	$2,024,577

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2010
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$4	$(40)	$313,275	$40	$(1,240)	$312,039
Financial services			1,459	6,147		7,606
Intercompany charges		31,563	(46,219)	(441)	15,097	-
Equity in pretax (loss) income
of consolidated
subsidiaries	(52,578)				52,578	-
Total revenues	(52,574)	31,523	268,515	5,746	66,435	319,645

Expenses:
Homebuilding	2,264	40,604	324,574	(679)	4,656	371,419
Financial services	130		1,421	4,019	(175)	5,395
Total expenses	2,394	40,604	325,995	3,340	4,481	376,814
Gain on extinguishment
of debt		2,574				2,574
(Loss) income from
unconsolidated joint
ventures			(394)	21		(373)
(Loss) income before income taxes	(54,968)	(6,507)	(57,874)	2,427	61,954	(54,968)
State and federal
income tax
(benefit) provision	(291,157)	(2,277)	(291,549)	224	293,602	(291,157)
Net (loss) income	$236,189	$(4,230)	$233,675	$2,203	$(231,648)	$236,189

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2009
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$2,133	$363,332	$		$$365,465
Financial services			1,698	6,621		8,319
Intercompany charges		13,450	93,442		(106,892)	-
Equity in pretax (loss) income of consolidated subsidiaries	(177,826)				177,826	-
Total revenues	(177,826)	15,583	458,472	6,621	70,934	373,784

Expenses:
Homebuilding		1,661	654,505	81	(54,454)	601,793
Financial services			1,813	4,935		6,748
Total expenses		1,661	656,318	5,016	(54,454)	608,541
Gain on extinguishment of debt		79,520				79,520
Loss from unconsolidated joint ventures			(22,588)	(1)		(22,589)
(Loss) income before income taxes	(177,826)	93,442	(220,434)	1,604	125,388	(177,826)
State and federal income tax provision (benefit)	584	32,705	(14,232)	465	(18,938)	584
Net (loss) income	$(178,410)	$60,737	$(206,202)	$1,139	$144,326	$(178,410)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2010
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$236,189	$(4,230)	$233,675	$2,203	$(231,648)	$236,189
Adjustments to reconcile net
income (loss) to net cash
(used in) provided by
operating activities	(287,584)	17,447	(270,046)	20,976	231,648	(287,559)
Net cash (used in) provided by
operating activities	(51,395)	13,217	(36,371)	23,179	-	(51,370)

Net cash (used in)
investing activities			(63)	(331)		(394)

Net cash (used in) provided by
financing activities		(22,721)	3,450	(22,593)		(41,864)

Intercompany investing and financing activities – net	51,395	(81,485)	34,280	(4,190)		-
Net (decrease) increase in cash	-	(90,989)	1,296	(3,935)	-	(93,628)
Cash and cash equivalents
balance, beginning of period	10	292,407	(15,584)	149,859	-	426,692

Cash and cash equivalents balance, end of period	$10	$201,418	$(14,288)	$145,924	$ -	$333,064

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2009
(In thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(178,410)	$60,737	$(206,202)	$1,139	$144,326	$(178,410)
Adjustments to reconcile net (loss)
income to net cash provided by
(used in) operating activities	158,435	30,188	137,230	27,095	(144,326)	208,622
Net cash (used in) provided by operating activities	(19,975)	90,925	(68,972)	28,234	-	30,212

Net cash (used in) investing activities			(2,587)			(2,587)

Net cash provided by (used in)
financing activities	474	(94,994)	77,377	(9,345)		(26,488)

Intercompany investing and financing activities - net	19,501	15,190	(10,962)	(23,729)		-
Net increase (decrease) in cash	-	11,121	(5,144)	(4,840)	-	1,137
Cash and cash equivalents
balance, beginning of period	17	846,495	(15,950)	17,494	-	848,056

Cash and cash equivalents balance, end of period	$17	$857,616	$(21,094)	$12,654	$ -	$849,193

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006 and continuing through today, the U. S. housing market has been impacted by a lack of consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, until recently higher than normal cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize subprime, Alt-A, and other non-prime mortgage products. The overall economy has weakened significantly and fears of a prolonged economic weakness are pronounced due to high unemployment levels, further deterioration in consumer confidence and the reduction in extensions of credit and consumer spending. As a result, we have experienced significant decreases in our revenues and gross margins during 2007, 2008 and 2009 compared with prior years. During the first quarter of 2010, we continued to see declines in deliveries and revenues, however, our gross margin percentage has increased to 16.0% in the first quarter of 2010 from 5.7% in the first quarter of 2009, and our contract cancellation rate has declined to a more normal level of 21%. Net contracts per active selling community increased 31% in the first quarter of fiscal 2010 compared to last year’s first quarter. However, primarily due to a 27% decrease in active selling communities, the number of net contracts for the first quarter of fiscal 2010 decreased 5% compared with the same quarter a year ago. Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, the upcoming expiration of the federal homebuyers’ tax credit in April 2010 and the threat of more foreclosures continue to hinder a recovery in the housing market.

We have exposure to additional impairments of our inventories, which, as of January 31, 2010, have a book value of $1.1 billion, net of $935.5 million of impairments recorded on 183 of our communities. We also have $63.7 million invested in 10,952 lots under option, including cash and letters of credit option deposits of $27.0 million as of January 31, 2010. We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it. As of January 31, 2010, we have total investments in, and advances to, unconsolidated joint ventures of $39.4 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our investment in joint ventures for recoverability, which has resulted in total reductions in our investment in joint ventures of $115.8 million from the second half of fiscal 2006, the first period in which we had impairments on our joint ventures, through January 31, 2010. We still have exposure to future write-downs of our investment in unconsolidated joint ventures if conditions continue to deteriorate in the markets in which our joint ventures operate.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for the foreseeable future. We have adjusted our approach to land acquisition and construction practices and continue to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We delayed and cancelled planned land purchases and renegotiated land prices and significantly reduced our total number of controlled lots owned and under option. Additionally, we significantly reduced our total number of speculative homes put into production. We have recently begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces. Therefore in 2010, we plan to pursue land acquisitions when it makes strategic and economic sense to do so. New land purchases at pricing that will generate good investment returns and drive greater operating efficiencies are needed to return to profitability. During the first quarter of 2010, we increased our controlled lots by 613 and we opened ten new communities. We have also closely evaluated and made reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $138.3 million from $459.9 million in fiscal 2008 to $321.6 million in fiscal 2009 due in large part to a 74.5% reduction in head count at the end of fiscal 2009 from our peak in June 2006. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. For the three months ended January 31, 2010, homebuilding selling, general and administrative costs declined 39.4% to $43.1 million compared to the three months ended January 31, 2009.

CRITICAL ACCOUNTING POLICIES

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

Management believes that the following critical accounting policies require its most significant judgments and estimates used in the preparation of the consolidated financial statements:

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with ASC 360-20, “Property, Plant and Equipment - Real Estate Sales” (“ASC 360-20”), revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement. In situations where the buyer’s financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial or continuing investment as prescribed by ASC 360-20, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

Income Recognition from Mid-Rise Buildings - When we develop mid-rise buildings, they often take more than 12 months to complete. If these buildings qualify, revenues and costs are recognized using the percentage of completion method of accounting in accordance with ASC 360-20. Under the percentage of completion method, revenues and costs are to be recognized when construction is beyond the preliminary stage, the buyer is committed to the extent of having a sufficient initial and continuing investment that the buyer cannot require to be refunded except for non-delivery of the home, sufficient homes in the building have been sold to ensure that the property will not be converted to rental property, the sales prices are collectible and the aggregate sales proceeds and the total cost of the building can be reasonably estimated. We currently do not have any buildings that meet these criteria. Therefore, the revenues from delivering homes in mid-rise buildings are recognized when title is conveyed to the buyer, adequate initial and continuing investment has been received and there is no continued involvement with respect to that home.

Income Recognition from Mortgage Loans - Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments” (“ASC 825”), which permits us to measure our loans held for sale at fair value. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, beginning on February 1, 2008, we began recognizing the fair value of our rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in loans held for sale. Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.

Substantially all of the loans originated are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis although the Company remains liable for certain limited representations and warranties related to loan sales. There were, however, $3.2 million of mortgage loans held for investment at January 31, 2010, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.

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

As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”. As of January 31, 2010, the net book value associated with the 70 mothballed communities was $287.8 million, net of an impairment balance of $560.6 million. We continually review communities to determine if mothballing is appropriate.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for all impairments recorded from October 31, 2006 to January 31, 2010 range from 13.5% to 20.3%. The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative value basis.

Inventories held for sale, which are land parcels where we have decided not to build homes, are a very small portion of our total inventories, and are reported at the lower of carrying amount or fair value less costs to sell. In determining the fair value less costs to sell of land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, that include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties, if available.

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

The impairment of communities under development and held for future development and inventories held for sale, and the charge for land option write-offs, are reflected on the Condensed Consolidated Statement of

Operations in a separate line entitled “Homebuilding - Inventory impairment loss and land option write-offs”. See also the “Results of Operations” and Note 5 to the Condensed Consolidated Financial Statements for inventory impairment and land option write-off amounts by segment.

Insurance Deductible Reserves - For homes delivered in fiscal 2010 and fiscal 2009, our deductible is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance. Our worker’s compensation insurance deductible is $0.5 million per occurrence in fiscal 2010 and fiscal 2009. Reserves for fiscal 2010 and fiscal 2009 have been established using the assistance of a third party actuary. We engage a third party actuary that uses our historical warranty data to assist management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Interest - In accordance with ASC 835-20, “Interest-Capitalization of Interest”, interest attributable to properties under development during the land development and home construction period is capitalized and expensed along with the associated cost of sales as the related inventories are sold. Interest incurred in excess of interest capitalized, which occurs when assets qualifying for interest capitalization are less than our outstanding debt balances, is expensed as incurred in “Other interest”.

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to operations if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Condensed Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. The evaluation of whether or not we are the primary beneficiary can require significant judgment. If the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Condensed Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. In accordance with ASC 810, “Consolidation” (“ASC 810”), we record costs associated with other options on the Condensed Consolidated Balance Sheets under “Land and land options held for future development or sale”.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments-Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write-down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimate. During the first quarter of 2010, we did not write down any of our joint venture investments based on this recoverability analysis.

Post-Development Completion and Warranty Costs - In those instances where a development is substantially completed and sold and we have additional construction work to be incurred, an estimated liability is provided to cover the cost of such work. In addition, we estimate and accrue warranty costs as part of cost of sales for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure. In addition, we accrue and estimate for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible expensed as selling, general and administrative costs. Warranty accruals require our management to make significant estimates about the cost of the future claims. Both of these liabilities are recorded in “Accounts payable and other liabilities” on the Condensed Consolidated Balance Sheets.

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

Recent Accounting Pronouncements - See Note 18 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities. In light of the challenging homebuilding market conditions experienced over the past few years, which are continuing as reflected in our 14.5% decline in revenues during the three months ended January 31, 2010 as compared to the same period of 2009, we have been operating with a primary focus to generate cash flows from operations through reductions in assets. The generation of cash flow, together with debt repurchases and exchanges at prices below par, has allowed us to reduce net debt (debt less cash) over the past eighteen months.

Our cash uses during the three months ended January 31, 2010 and 2009 were for operating expenses, land purchases, land deposits, construction spending, state income taxes, interest and debt repurchases. We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues, federal income tax refunds and other revenues. We believe that these sources of cash will be sufficient through fiscal 2010 to finance our working capital requirements and other needs, despite continued declines in total revenues, the termination of our revolving credit facility and the collateralization with cash in segregated accounts to support certain of our letters of credit. We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet. Due to a change in tax legislation that became effective on November 6, 2009, we are able to carryback our 2009 net operating loss five years to previously profitable years. As a result, we have received a $274.1 million federal income tax cash refund during our second quarter of fiscal 2010 and we expect to receive the remaining $17.2 million later in the year.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what has been happening since the last half of fiscal 2007 allowing us to generate positive cash flow from operations over this three year period. Looking forward, given the continued deterioration in the housing market, it will become more difficult to generate positive cash flow.

However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while taking steps to return to profitability. We continue to focus on maximizing cash flow by limiting our investment in currently owned communities that we believe will not generate positive cash flow in the near term, and by seeking to identify and purchase new land parcels (primarily finished lots) on which homes can be built and delivered in a short period of time, generating acceptable returns based on our underwriting standards and positive cash flow.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of January 31, 2010, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 2 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”. During the three months ended January 31, 2010 and 2009, we did not make any dividend payments as a result of covenant restrictions in the indentures governing our senior secured, senior and senior subordinated notes discussed below. We anticipate that we will continue to be restricted from paying dividends for the foreseeable future.

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder. Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $117.1 and $130.3 million of letters of credit outstanding as of January 31, 2010 and October 31, 2009, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2010 and October 31, 2009, the amount of cash collateral in these segregated accounts was $121.3 million and $135.2 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with a group of banks is a short-term borrowing facility that provides up to $60 million through March 5, 2010. Interest is payable monthly, at the Company’s option, at either LIBOR plus 2.00% or the prime rate, with a rate floor of 4.25% on both. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors. As of January 31, 2010, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $33.3 million. The Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2010, we believe we were in compliance with the covenants of the Master Repurchase Agreement. We are currently in negotiations for a replacement facility but there can be no assurance that such an agreement will be finalized. As of March 5, 2010, there were no outstanding amounts under this facility. In the event we do not obtain a replacement facility, the Company expects, but is not obligated, to provide any necessary funding for the mortgage operations that would have been provided under the Master Repurchase Agreement from available cash. In the event the Company elected not to provide such funding, we would need to seek alternative arrangements to be able to underwrite mortgages for our homebuilding customers.

At January 31, 2010, we had $797.2 million ($783.5 million net of discount) of outstanding senior secured notes, comprised of $0.5 million 11 1/2% Senior Secured Notes due 2013, $785.0 million 10 5/8% Senior Secured

Notes due 2016 and $11.7 million 18% Senior Secured Notes due 2017. At January 31, 2010 we also had $814.3 million of outstanding senior notes ($812.4 million net of discount), comprised of $35.5 million 8% Senior Notes due 2012, $81.4 million 6 1/2% Senior Notes due 2014, $73.7 million 6 3/8% Senior Notes due 2014, $82.3 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017. In addition, we had $131.3 million of outstanding senior subordinated notes, comprised of $67.0 million 8 7/8% Senior Subordinated Notes due 2012, and $64.3 million 7 3/4% Senior Subordinated Notes due 2013.

During the three months ended January 31, 2010, we paid $13.6 million due to the maturity of our 6% Senior Subordinated Notes due 2010. In addition, we repurchased in open market transactions $10.0 million principal amount of our 6 3/8% Senior Notes due 2014, $1.0 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $0.3 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $8.7 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $2.6 million for the three months ended January 31, 2010, net of the write-off of unamortized discounts and fees. The gains from the exchanges and repurchases are included in the Condensed Consolidated Statement of Operations for the three months ended January 31, 2010 as “Gain on extinguishment of debt”.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, certain of our financial services subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and our foreign subsidiary (see Note 20). The indentures governing the senior secured, senior and senior subordinated notes do not contain any financial maintenance covenants but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured, senior, and senior subordinated notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and nonrecourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends into fiscal 2010, and possibly beyond. The indentures also contain events of default which would permit the holders of the senior secured, senior and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2010, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions, or otherwise depending on market conditions and covenant restrictions.

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

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016. At January 31, 2010, the aggregate book value of the real property collateral securing these notes was approximately $819.9 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash also collateral securing these notes was $328.0 million as of January 31, 2010, which includes $121.3 of restricted cash also collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

Total inventory decreased $1.0 million, excluding inventory not owned, during the three months ended January 31, 2010. Total inventory, excluding inventory not owned, decreased in the Northeast $13.7 million and in the Mid-Atlantic $7.2 million. These decreases were offset by increases in the Midwest $0.5 million, in the Southeast $4.4 million, in the Southwest $3.3 million, and in the West $11.7 million. During the first quarter of 2010, we incurred $3.3 million in write-downs primarily attributable to impairments as a result of a continued decline in sales pace, sales price and general market conditions. In addition, we wrote-off costs in the amount of $1.7 million during the three months ended January 31, 2010, related to land options that expired or that we terminated. See “Notes to Condensed Consolidated Financial Statements” - Note 5 for additional information. Despite these write-downs and inventory reductions due to deliveries, total inventory only decreased $1.0 million, excluding inventory not owned, because we purchased $77.1 million of land during the quarter. We are starting to be able to identify new land parcels at prices that generate reasonable returns under the current poor homebuilding market conditions. Substantially all homes under construction or completed and included in inventory at January 31, 2010 are expected to be closed during the next 12 months. Most inventory completed or under development was/is partially financed through our line of credit and debt and equity issuances.

The total inventory decrease discussed above excluded the decrease in consolidated inventory not owned of $19.0 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with ASC 470-40, “Debt-Product Financing Arrangements”, ASC 840-40, “Leases-Sales-Leaseback Transactions”, and variable interest entities in accordance with ASC 810. See “Notes to Condensed Consolidated Financial Statements”-Note 16 for additional information on ASC 810. Specific performance options inventory decreased $6.4 million for the period. This decrease was primarily due to the fact that some lots previously recorded as a future obligation in the Northeast were taken down during the first quarter. Variable interest entity options inventory decreased $6.9 million as we continue to take down land or walk away from deals previously consolidated. Other options inventory decreased $5.6 million for the period. Other options consist of inventory financed via a model home program and structured lot option agreements. Model home inventory decreased $3.5 million because we have terminated the use of models in certain communities where the models were no longer needed and in conjunction therewith also terminated the option to purchase those models.

Structured lot option inventory decreased $2.1 million. This decrease was primarily in the Mid-Atlantic where we walked away from a land purchase transaction during the first quarter of fiscal 2010.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. However, our inventory representing “Land and land options held for future development or sale” at January 31, 2010, on the Condensed Consolidated Balance Sheets, increased by $18.7 million compared to October 31, 2009. The increase is due to the acquisition of new land in the Southeast, Southwest and West segments, as land prices became more attractive during the first quarter. This increase is further impacted by “Sold and unsold homes and lots under development inventory” being reclassified to “Land and land options held for future development or sale inventory” when we decide to mothball (or stop development on) a community. We mothball communities when we determine the current performance does not justify further investment at this time. That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve. As of January 31, 2010, we have mothballed land in 70 communities. The net book value associated with these 70 communities at January 31, 2010 was $287.8 million, net of an impairment balance of $560.6 million. We continually review communities to determine if mothballing is appropriate.

            The following table summarizes home sites included in our total residential real estate. Due to the recent land purchases discussed above, there is a slight increase in total home sites available at January 31, 2010 compared to October 31, 2009.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

January 31, 2010:

Northeast	15	1,636	4,690	6,326
Mid-Atlantic	24	1,975	2,547	4,522
Midwest	23	2,832	199	3,031
Southeast	19	772	1,242	2,014
Southwest	80	4,012	1,335	5,347
West	18	2,087	5,239	7,326

Consolidated total	179	13,314	15,252	28,566

Unconsolidated joint ventures		1,880	818	2,698

Total including unconsolidated joint ventures		15,194	16,070	31,264

Owned		7,128	10,353	17,481
Optioned		6,053	4,899	10,952

Controlled lots		13,181	15,252	28,433

Construction to permanent financing lots		133	-	133

Consolidated total		13,314	15,252	28,566

Lots controlled by unconsolidated joint ventures		1,880	818	2,698

Total including unconsolidated joint ventures		15,194	16,070	31,264

(1) Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Grand Total Homes

October 31, 2009:

Northeast	18	1,718	5,033	6,751
Mid-Atlantic	27	1,980	2,046	4,026
Midwest	21	3,005	102	3,107
Southeast	14	620	798	1,418
Southwest	78	4,115	1,144	5,259
West	21	2,507	4,890	7,397

Consolidated total	179	13,945	14,013	27,958

Unconsolidated joint ventures		2,200	376	2,576

Total including unconsolidated joint ventures		16,145	14,389	30,534

Owned		6,724	9,753	16,477
Optioned		7,083	4,260	11,343

Controlled lots		13,807	14,013	27,820

Construction to permanent financing lots		138	-	138

Consolidated total		13,945	14,013	27,958

Lots controlled by unconsolidated joint ventures		2,200	376	2,576

Total including unconsolidated joint ventures		16,145	14,389	30,534

(1) Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities.

	January 31, 2010			October 31, 2009

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	99	10	109	103	14	117
Mid-Atlantic	68	24	92	69	25	94
Midwest	60	20	80	40	19	59
Southeast	75	4	79	50	1	51
Southwest	389	80	469	364	82	446
West	34	79	113	33	83	116

Total	725	217	942	659	224	883

Started or completed unsold homes and models per active and substantially completed communities	4.1	1.2	5.3	3.7	1.2	4.9

The increase in total started unsold homes compared to the prior year end is primarily due to a focused effort to have completed homes available to sell in accordance with our belief that customers will take advantage of the federal homebuyers’ tax credit, which is set to expire in April of 2010.

Investments in and advances to unconsolidated joint ventures decreased $1.9 million during the three months ended January 31, 2010. This decrease is primarily due to our proportionate share of losses from certain joint ventures in accordance with ASC 323-10, as well as distributions received from certain joint ventures during the three months ended January 31, 2010. As of January 31, 2010, we have investments in eight homebuilding joint ventures and six land development joint ventures. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes increased $10.6 million since October 31, 2009, to $55.0 million at January 31, 2010. The increase is primarily due to the purchase of a note in our Southwest segment which will allow us to acquire the property that collateralizes the note.

Property, plant and equipment decreased $2.8 million during the three months ended January 31, 2010, primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

                Prepaid expenses and other assets were as follows:

	January 31,	October 31,	Dollar
(In thousands)	2010	2009	Change

Prepaid insurance	$5,444	$5,118	$326
Prepaid project costs	47,131	50,227	(3,096)
Senior residential rental properties	6,900	7,003	(103)
Other prepaids	24,666	25,832	(1,166)
Other assets	10,071	9,979	92

Total	$94,212	$98,159	$(3,947)

Prepaid project costs decreased for homes delivered and have not yet been replenished by spending on prepaids for new communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids decreased mainly due to the debt repurchased during the first quarter of 2010, which resulted in the write-off of portions of the associated prepaid debt costs and continued amortization of the remaining prepaid debt costs.

Financial Services - Mortgage loans held for sale or investment consist primarily of residential mortgages receivable held for sale of $42.3 million and $66.0 million at January 31, 2010 and October 31, 2009, respectively, which are being temporarily warehoused and are awaiting sale in the secondary mortgage market. Also included are residential mortgages receivable held for investment of $3.2 million and $3.5 million at January 31, 2010 and October 31, 2009, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses. We have reserves for potential losses on mortgages we currently hold. The decrease in mortgage loans held for sale or investment from October 31, 2009 is directly related to a decrease in the volume of loans originated during the first quarter of 2010 compared to the fourth quarter of 2009.

Income taxes payable of $62.4 million at October 31, 2009 decreased $291.3 million in the three months ended January 31, 2010 to an income tax receivable of $229.0 million primarily due to the change in tax legislation that became effective on November 6, 2009, which allowed us to carryback our 2009 net operating loss five years. We received $274.1 million of federal tax refund during the second quarter of 2010, and we expect to receive the remaining $17.2 million later this year.

Accounts payable and other liabilities are as follows:

	January 31,	October 31,	Dollar
(In thousands)	2010	2009	Change

Accounts payable	$77,392	$99,175	$(21,783)
Reserves	140,494	136,481	4,013
Accrued expenses	44,878	54,169	(9,291)
Accrued compensation	11,423	17,237	(5,814)
Other liabilities	15,740	18,660	(2,920)
Total	$289,927	$325,722	$35,795

The decrease in accounts payable was primarily due to the lower volume of deliveries in the first quarter of fiscal 2010, compared to the fourth quarter of fiscal 2009. The increase in the reserves is attributable to additional accruals needed for closed communities in our West segment, due to a change in estimates related to the costs for transitioning homeowners associations from the Company to the homeowners and final work to be performed in order to have municipalities provide final bond releases. The decrease in accrued expenses is primarily due to decreases in property tax, payroll and abandoned lease space accruals spread across all of our segments. The decrease in accrued compensation was primarily due to the payment of our fiscal year 2009 bonuses during the first quarter of 2010 and only the first quarter’s portion of the fiscal 2010 bonus accrued. The decrease in other liabilities is primarily due to the payoff of a note on a community in the Northeast segment that was paid during the first quarter of fiscal 2010, and a decrease in deferred profit related to sold and leased-back model homes.

Customer deposits decreased $3.9 million from $18.8 million at October 31, 2009 to $14.9 million at January 31, 2010. This decrease is primarily due to lower average purchase prices of homes in backlog and certain incentive programs in place that allow for lower deposit amounts.

Liabilities from inventory not owned decreased $18.7 million, from $96.9 million at October 31, 2009 to $78.2 million at January 31, 2010. The decrease in these amounts is directly correlated to the change in “Consolidated inventory not owned” on the Condensed Consolidated Balance Sheets, which is explained in the discussion of inventory in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mortgage warehouse line of credit under our secured master repurchase agreement decreased $22.6 million from $55.9 million at October 31, 2009 to $33.3 million at January 31, 2010. The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2009 to January 31, 2010.

Accrued interest increased $6.8 million to $32.8 million at January 31, 2010. This increase is primarily attributed to higher accruals in the current quarter as a result of the issuance of the 10 5/8% senior secured notes due 2016 during the end of the fourth quarter of 2009.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2010 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2009

Total revenues:

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
(In thousands)	January 31, 2010	January 31, 2009	Dollar Change	Percentage Change

Homebuilding:
Sale of homes	$309,353	$359,052	$(49,699)	(13.8)%
Land sales and other revenues	2,686	6,413	(3,727)	(58.1)%
Financial services	7,606	8,319	(713)	(8.6)%

Total revenues	$319,645	$373,784	$(54,139)	(14.5)%

Homebuilding:

Compared to the same prior period, homebuilding revenues decreased $49.7 million, or 13.8%, during the three months ended January 31, 2010. These declines were primarily due to the number of home deliveries declining 9.7% for the three month period. Average price per home also decreased to $284,000 for the three months ended January 31, 2010 compared to $297,000 for the same period of the prior year as a result of price declines and geographic and community mix of our deliveries. Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on the decline in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

                Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2010	2009	% Change

Northeast:
Dollars	$68,714	$86,236	(20.3)%
Homes	168	194	(13.4)%

Mid-Atlantic:
Dollars	$66,076	$68,995	(4.2)%
Homes	182	183	(0.5)%

Midwest:
Dollars	$23,404	$26,872	(12.9)%
Homes	111	113	(1.8)%

Southeast:
Dollars	$24,677	$34,015	(27.5)%
Homes	94	157	(40.1)%

Southwest:
Dollars	$82,124	$86,605	(5.2)%
Homes	379	370	2.4%

West:
Dollars	$44,358	$56,329	(21.3)%
Homes	157	191	(17.8)%

Consolidated total:
Dollars	$309,353	$359,052	(13.8)%
Homes	1,091	1,208	(9.7)%

Unconsolidated joint
ventures:
Dollars	$20,900	$24,512	(14.7)%
Homes	38	75	(49.3)%

Totals:
Housing revenues	$330,253	$383,564	(13.9)%
Homes delivered	1,129	1,283	(12.0)%

The decrease in housing revenues during the three months ended January 31, 2010 was due to the continued weak market conditions in most of our markets and a continued decline in the number of open for sale communities. Housing revenues decreased in all of our homebuilding segments combined by 13.8%, and average sales prices decreased 4.6%. In our homebuilding segments, homes delivered decreased 13.4%, 0.5%, 1.8%, 40.1% and 17.8% in the Northeast, Mid-Atlantic, Midwest, Southeast and West, respectively. Homes delivered increased 2.4% in the Southwest. While the rate of decline in deliveries is beginning to slow down in some of our segments, average prices have continued to decline, resulting in the continued decrease in revenue.

            An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries. Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts(1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
(Dollars in thousands)	2010	2009	2010	2009

Northeast:
Dollars	$55,379	$65,345	$181,398	$193,533
Homes	130	139	419	442

Mid-Atlantic:
Dollars	$46,949	$42,259	$131,587	$139,210
Homes	126	136	330	338

Midwest:
Dollars	$16,421	$18,836	$40,574	$54,552
Homes	85	104	227	282

Southeast:
Dollars	$17,236	$20,063	$28,652	$31,896
Homes	72	117	113	123

Southwest:
Dollars	$79,656	$60,497	$76,561	$75,797
Homes	356	282	328	332

West:
Dollars	$36,041	$30,519	$46,638	$36,043
Homes	143	183	176	143

Consolidated total:
Dollars	$251,682	$237,519	$505,410	$531,031
Homes	912	961	1,593	1,660

Unconsolidated joint ventures:
Dollars	$23,628	$14,122	$88,377	$146,330
Homes	49	43	170	231

Totals:
Dollars	$275,310	$251,641	$593,787	$677,361
Homes	961	1,004	1,763	1,891

(1) Net contracts are defined as new contracts executed during the period for the purchase of homes,

less cancellations of prior contracts in the same period.

Our reported level of sales contracts (net of cancellations) has been impacted by a reduction in our open for sale community count compared to the first quarter of 2009, as we have focused on generating cash flow by selling inventory in our existing communities. In the first quarter of 2010, our open for sale community count stabilized staying flat with our open for sale community count at October 31, 2009. However, contracts per community in the first quarter of 2010 are 5.1 compared to the same period in the prior year of 3.9, an indicator of some improvement in the market over last year’s first quarter.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2010	2009	2008	2007	2006

First	21%	31%	38%	36%	30%
Second		24%	29%	32%	32%
Third		23%	32%	35%	33%
Fourth		24%	42%	40%	35%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2010	2009	2008	2007	2006

First	13%	22%	16%	17%	11%
Second		31%	24%	19%	15%
Third		23%	20%	18%	14%
Fourth		20%	30%	26%	16%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of buyers’ failures to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, beginning in fiscal 2007, we experienced a higher than normal number of cancellations later in the construction process. These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. While our cancellation rate based on gross sales contracts for the first three months of fiscal 2010 is lower than it has been for several years, and closer to more normalized levels, it is difficult to predict if this trend will continue. The cancellation rate as a percentage of beginning backlog for the first three months of fiscal 2010 was also lower than it has been for several years.

            Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2010	2009

Sale of homes	$309,353	$359,052

Cost of sales, net of impairment reversals and excluding interest	259,808	338,430

Homebuilding gross margin, before cost of sales interest expense and land charges	49,545	20,622

Cost of sales interest expense, excluding land sales interest expense	19,848	22,604

Homebuilding gross margin, after cost of sales interest expense, before land charges	29,697	(1,982)

Land charges	4,966	110,181

Homebuilding gross margin, after cost of sales interest expense and land charges	$24,731	$(112,163)

Gross margin percentage, before cost of sales interest expense and land charges	16.0%	5.7%

Gross margin percentage, after cost of sales interest expense, before land charges	9.6%	(0.6)%

Gross margin percentage, after cost of sales interest expense and land charges	8.0%	(31.2)%

                Cost of sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended January 31,
	2010	2009

Sale of homes	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	69.5%	78.5%
Commissions	3.2%	3.0%
Financing concessions	2.2%	2.4%
Overheads	9.1%	10.4%
Total cost of sales, before interest expense and land charges	84.0%	94.3%
Gross margin percentage, before cost of sales interest expense and land charges	16.0%	5.7%

Cost of sales interest	6.4%	6.3%
Gross margin percentage, after cost of sales interest expense and before land charges	9.6%	(0.6)%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write off charges, increased to 16% during the three months ended January 31, 2010 compared to 5.7% for the same period last year. The increase in gross margin percentage is a result of the prior year including final deliveries in older communities with lower gross margins, while currently delivering homes in new communities where we have acquired the land at more reasonable prices and thus higher gross margins. We are also seeing the benefit of impairment reserve reversals as previously impaired homes are delivered without further market deterioration. This has resulted in improvement in our gross margins before cost of sales interest and land charges.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $5.0 million and $110.2 million during the three months ended January 31, 2010 and 2009, respectively, to their estimated fair value. During the three months ended January 31, 2010, we wrote-off residential land options and approval and engineering costs amounting to $1.7 million, compared to $14.5 million for the three months ended January 31, 2009, which are included in the total adjustments mentioned above. When a community is redesigned, abandoned engineering costs are written-off. Option and approval and engineering costs are written-off when a community’s proforma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. We recorded inventory impairments of $3.3 million and $95.7 million during the three months ended January 31, 2010 and 2009, respectively. Inventory impairments for the first quarter of fiscal 2010 were lower than they have been in several years, as we have begun to see stabilization in prices and sales pace in some of our segments. It is difficult to predict if this trend will continue and, should it become necessary to continue to lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. See “Notes to Condensed Consolidated Financial Statements” - Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Three Months Ended January 31,
(In thousands)	2010	2009

Land and lot sales	$700	$2,799
Cost of sales, excluding interest	8	2,245
Land and lot sales gross margin, excluding interest	692	554
Land sales interest expense	-	525
Land and lot sales gross margin, including interest	$692	$29

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult. During the first quarter of fiscal 2010, the land sale was for commercially zoned property acquired as part of a land purchase for residential homes. We allocated the entire land cost to the residential homes, as the value of the commercial property was uncertain. We built and delivered all the homes in the community several years ago, and ultimately sold the commercial property this quarter. We had no book value for this property, so the costs associated with the sale are commission and other closing costs.

Land sales and other revenues decreased $3.7 million for the three months ended January 31, 2010. Other Revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk aways and miscellaneous one-time receipts. Besides the $2.1 million reduction in land sales revenue shown above, the primary reason for the decrease was a reduction in interest income due to lower excess cash in interest bearing accounts, as well as lower interest rates in the first quarter of fiscal 2010 compared to 2009.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues decreased to 13.8% for the three months ended January 31, 2010, compared to 19.4% for the three months ended January 31, 2009. Expenses decreased $28.0 million for the three months ended January 31, 2010 compared to the same period last year as we have reduced these costs through headcount reduction, other cost saving measures and a decreased number of communities.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,
(Dollars in thousands, except average sales price)	2010	2009	Variance	Variance %

Northeast
Homebuilding revenue	$69,461	$87,046	$(17,585)	(20.2)%
Loss before taxes	$(10,221)	$(100,101)	$89,880	(89.8)%
Homes delivered	168	194	(26)	(13.4)%
Average sales price	$409,012	$444,515	$(35,503)	(8.0)%
Contract cancellation rate	27.8%	28.4%	(0.6)%

Mid-Atlantic
Homebuilding revenue	$67,023	$69,505	$(2,482)	(3.6)%
Income (loss) before taxes	$599	$(27,516)	28,115	(102.2)%
Homes delivered	182	183	(1)	(0.5)%
Average sales price	$363,055	$377,022	(13,967)	(3.7)%
Contract cancellation rate	24.1%	42.6%	(18.5)%

Midwest
Homebuilding revenue	$23,432	$27,030	$(3,598)	(13.3)%
Loss before taxes	(2,240)	$(4,708)	2,468	(52.4)%
Homes delivered	111	113	(2)	(1.8)%
Average sales price	$210,847	$237,805	(26,958)	(11.3)%
Contract cancellation rate	17.5%	24.6%	(7.1)%

Southeast
Homebuilding revenue	$24,785	$35,124	$(10,339)	(29.4)%
Loss before taxes	$(2,188)	$(16,061)	$13,873	(86.4)%
Homes delivered	94	157	(63)	(40.1)%
Average sales price	$262,521	$216,656	$45,865	21.2%
Contract cancellation rate	17.2%	31.6%	(14.4)%

Southwest
Homebuilding revenue	$82,548	$88,259	$(5,711)	(6.5)%
Income (loss) before taxes	$3,891	$(9,022)	$12,913	(143.1)%
Homes delivered	379	370	9	2.4%
Average sales price	$216,686	$234,068	$(17,382)	(7.4)%
Contract cancellation rate	21.8%	34.3%	(12.5)%

West
Homebuilding revenue	$44,479	$56,343	$(11,864)	(21.1)%
Loss before taxes	$(5,873)	$(40,643)	$34,770	(85.5)%
Homes delivered	157	191	(34)	(17.8)%
Average sales price	$282,535	$294,916	$(12,381)	(4.2)%
Contract cancellation rate	10.6%	16.4%	(5.8)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 20.2% for the three months ended January 31, 2010 compared to the same period of the prior year. The decreases were primarily due to a 13.4% decrease in homes delivered and an 8.0% decrease in average sales price for the three months ended January 31, 2010. Loss before income taxes decreased $89.9 million to a loss of $10.2 million for the three months ended January 31, 2010. This decrease is mainly due to a $53.7 million decrease in inventory impairment losses and land option write-offs recorded for the three months ended January 31, 2010. In addition, gross margin percentage before interest expense was up for the three months ended January 31, 2010.

Mid-Atlantic - Homebuilding revenues decreased 3.6% for the three months ended January 31, 2010 compared to the same period of the prior year. The decreases were primarily due to a 0.5% decrease in homes delivered and a 3.7% decrease in average sales price for the three months ended January 31, 2010 as a result of the different mix of communities delivering in 2010 compared to 2009. Loss before income taxes decreased $28.1 million to a profit of $0.6 million for the three months ended January 31, 2010 due partly to an $18.8 million decrease in inventory impairment losses and land option write-offs for the three months, as well as increased gross margin for the period.

Midwest - Homebuilding revenues decreased 13.3% for the three months ended January 31, 2010 compared to the same period of the prior year. The decreases were primarily due to a 1.8% decrease in homes delivered and an 11.3% decrease in average sales price for the three months ended January 31, 2010. The fluctuations in average sales prices were the result of the mix of communities delivering in 2010 compared to 2009. Loss before income taxes decreased $2.5 million to a loss of $2.2 million for the three months ended January 31, 2010, respectively. The decrease in the loss for the three months ended January 31, 2010, was primarily due to increased gross margin for the period.

Southeast - Homebuilding revenues decreased 29.4% for the three months ended January 31, 2010 compared to the same period of the prior year. The decreases were primarily due to a 40.1% decrease in homes delivered, partially offset by a 21.2 % increase in average sales price. The increased average sales price was primarily due to the different mix of communities delivering in 2010 compared to 2009. For example, there were no deliveries in Ft. Myers in the three months ended January 31, 2010 compared to 23 deliveries at an average sales price of $75,000 during the same period in 2009. Loss before income taxes decreased $13.9 million to a loss of $2.2 million for the three months ended January 31, 2010 due partly to a $7.7 million decrease in inventory impairment losses and land option write-offs for the three months as well as increased gross margin for the period.

Southwest - Homebuilding revenues decreased 6.5% for the three months ended January 31, 2010 compared to the same period of the prior year. The decreases were primarily due to a 7.4% decrease in average selling price for the three months ended January 31, 2010. Loss before income taxes decreased $12.9 million to a profit of $3.9 million for the three months ended January 31, 2010 as a result of the different mix of communities delivering in 2010 compared to 2009. The return to profitability for the three months ended January 31, 2010 was also partially due to a $6.4 million decrease in inventory impairment losses and land option write-offs, as well as increased gross margin for the period.

West - Homebuilding revenues decreased 21.1% for the three months ended January 31, 2010 compared to the same period of the prior year. The decreases were primarily due to a 17.8% decrease in homes delivered and a 4.2% decrease in average selling price for the three months ended January 31, 2010. The decrease in deliveries was the result of the continued slowing of the housing market in California and reduced active communities as nearly half of our mothballed communities are in the West. Loss before income taxes decreased $34.8 million to a loss of $5.9 million for the three months ended January 31, 2010. The decreased loss for the three months ended January 31, 2010 was primarily due to an $18.5 million decrease in inventory impairments and land option write-offs taken in the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009. In addition, gross margin before interest expense increased for the three months ended January 31, 2010, as we are starting to see signs of price stabilization in this market and the benefit of impairment reserve reversals as homes are delivered.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of non-agency and non-governmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of the tightening standards by mortgage lenders, none of the loans we originated during fiscal 2009 and the first quarter of 2010 were Alt-A or sub-prime. As Alt-A and sub-prime originations declined, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination. FHA/VA loans represented 35.8% and 10.9% for the first quarter of fiscal 2010 and 2009, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2010 and 2009, financial services provided a $2.2 million and $1.6 million pretax profit, respectively. While revenues were down 8.6% for the first quarter of fiscal 2010, costs were down 19.9%. This was due primarily to salary reductions and the elimination of account manager salaries during the latter part of fiscal 2009. There were severance payments resulting from personnel reduction in the first quarter of 2009 which did not re-occur in 2010. In addition, we amortized the applicable portion of an accrual for vacant lease space and began collecting rent from a sublease during the first quarter of 2010. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 79.8%, and 77.1% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2010 and 2009, respectively. Servicing rights on new mortgages originated by us will be sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety. Corporate general and administrative expenses decreased to $16.2 million for the three months ended January 31, 2010, compared to $30.9 million for the three months ended January 31, 2009. During the first quarter of fiscal 2009, the Chief Executive Officer, Chief Financial Officer and each of the non-executive members of the Board of Directors consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights). As a result of this cancellation, we recorded an additional expense of $12.3 million in the first quarter of 2009. This charge to operations was offset by a credit to paid in capital. Excluding this option cancellation expense, corporate, general and administrative expenses decreased $2.4 million for the three months ended January 31, 2010 compared to the same period in 2009, primarily due to reduced salaries resulting from headcount reduction, and continued tightening of variable spending.

Other Interest

Other interest increased $1.4 million for the three months ended January 31, 2010, compared to the three months ended January 31, 2009. Our assets that qualify for interest capitalization (inventory under development) no longer exceed our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. As our inventory balances have continued to decrease from fiscal 2009 to fiscal 2010, the amount of interest required to be directly expensed has increased.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Other operations increased slightly to $1.9 million for the three months ended January 31, 2010, compared to $1.6 million for the three months ended January 31, 2009.

Gain on Extinguishment of Debt

During the three months ended January 31, 2010, we repurchased in the open market a total of $11.3 million principal amount of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $8.7 million, plus accrued and unpaid interest. We recognized a gain of $2.6 million net of the write-off of unamortized discounts and fees, related to these purchases which represents the difference between the aggregate principal amount of the notes purchased and the total purchase price. We may continue to make additional debt purchases and/or exchanges through tender offers, open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions. During the three months ended January 31, 2009, we repurchased in the open market a total of $53.2 million principal amount of various issues of our unsecured senior notes and senior subordinated notes due 2012 through 2017 for an aggregate purchase price of $14.7 million, plus accrued and unpaid interest. We recognized a gain of $38.2 million, net of the write-off of unamortized discounts and fees, related to these purchases which represent the difference between the principal amounts of the notes purchased and the total purchase price. In addition, on December 3, 2008, we exchanged a total of $71.4 million principal amount of various issues of our unsecured senior notes due 2012 through 2017 for $29.3 million in senior secured 18% notes due 2017. This exchange resulted in a recognized gain of $41.3 million.

Loss From Unconsolidated Joint Ventures

The loss from unconsolidated joint ventures decreased $22.2 million to a loss of $0.4 million for the three months ended January 31, 2010, when compared to the same period last year. The decreased loss is mainly due to significant charges in the first quarter of 2009 for the write down of our investment in one of our joint ventures where the full amount of the investment is deemed to be other-than temporarily impaired, as well as for our share of the losses from inventory impairments from another of our joint ventures. We did not have any investment write-downs or impairments in our joint ventures during the first quarter of 2010.

Total Taxes

Total income tax benefit was $291.2 million for the three months ended January 31, 2010 due primarily to the impact of a federal net operating loss carryback. On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, pursuant to which, the Company was able to carryback its 2009 net operating loss five years to previously profitable years that were not available to the Company for carryback prior to the new tax legislation. We recorded the impact of the carryback of $291.3 million in the first quarter of fiscal 2010. We received $274.1 million of the federal income tax refund in the second quarter of 2010 and expect to receive the remaining $17.2 million later this year.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried back to income in prior years, if available, or carried forward to in future years to recover the deferred tax assets. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard. Given the continued downturn in the homebuilding industry during 2007, 2008 and 2009, resulting in additional inventory and intangible impairments, we are in a three year cumulative loss position as of October 31, 2009. According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and in this circumstance, the Company does not rely on projections of future taxable income to support the recovery of deferred tax assets. Our valuation allowance for current and deferred tax assets decreased $281.5 million during the three months ended January 31, 2010 primarily due to the impact of a federal net operating loss carryback. At January 31, 2010, our total valuation allowance amounted to $706.1 million. In the first quarter of 2009, we received a tax refund of $145.2 million thus realizing the tax assets recorded as of October 31, 2008.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 61.9% of our homebuilding cost of sales.

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

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Item 1A “Risk Factors” in our Form 10-K for the year ended October 31, 2009. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long-term debt. In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit under our secured master repurchase agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk, but we do not believe that this risk is material. The following table sets forth as of January 31, 2010, our long-term debt obligations principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2010 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	FV at January 31, 2010

Long term debt(1):
Fixed rate	$3,658	$864	$103,492	$65,759	$156,120	$1,437,844	$1,767,737	$1,603,039
Weighted average interest rate	0.00%	6.75%	8.56%	7.76%	6.44%	9.22%	8.86%

(1) Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2010. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures as of January 31, 2010 are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 5, 2004). No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the fiscal first quarter of 2010 (excluding any purchases that may have been made by certain members of the Hovnanian family, which would have been reported in filings with the Securities and Exchange Commission). The maximum number of shares that may yet be purchased under the Company’s plans or programs is 0.6 million.

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

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed December 9, 2008.

(3)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K filed December 21, 2009 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

(Registrant)

DATE:	March 5, 2010
/S/J. LARRY SORSBY
J. Larry Sorsby,
Executive Vice President and
Chief Financial Officer

DATE:	March 5, 2010
/S/PAUL W. BUCHANAN
Paul W. Buchanan
Senior Vice President/
Chief Accounting Officer