Form 10-Q
period 2010-04-30
HOVNANIAN ENTERPRISES INC
filed 2010-06-04
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]          Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For quarterly period ended APRIL 30, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  63,079,514 shares of Class A Common Stock and 14,565,395 shares of Class B Common Stock were outstanding as of June 2, 2010.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX	PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of April 30,
2010 (unaudited) and October 31, 2009	3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended April 30, 2010 and 2009	5

Condensed Consolidated Statement of Equity
(unaudited) for the six months ended April 30, 2010	6

Condensed Consolidated Statements of Cash Flows (unaudited)
for the six months ended April 30, 2010 and 2009	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	58

Item 4. Controls and Procedures	59

PART II. Other Information
Item 1. Legal Proceedings	59

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	59

Item 6. Exhibits	60

Signatures	61

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	April 30, 2010	October 31, 2009
ASSETS	(unaudited)	(1)

Homebuilding:
Cash and cash equivalents	$448,142	$419,955

Restricted cash	126,569	152,674

Inventories:
Sold and unsold homes and lots under development	617,951	631,302

Land and land options held for future
development or sale	429,661	372,143

Consolidated inventory not owned:
Specific performance options	22,028	30,534
Variable interest entities	36,839	45,436
Other options	19,659	30,498

Total consolidated inventory not owned	78,526	106,468

Total inventories	1,126,138	1,109,913

Investments in and advances to unconsolidated
joint ventures	40,307	41,260

Receivables, deposits, and notes	55,717	44,418

Property, plant, and equipment – net	68,443	73,918

Prepaid expenses and other assets	90,376	98,159

Total homebuilding	1,955,692	1,940,297

Financial services:
Cash and cash equivalents	10,430	6,737
Restricted cash	2,541	4,654
Mortgage loans held for sale or investment	58,054	69,546
Other assets	2,384	3,343

Total financial services	73,409	84,280

Total assets	$2,029,101	$2,024,577

(1)  Derived from the audited balance sheet as of October 31, 2009.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	April 30, 2010	October 31, 2009
LIABILITIES AND EQUITY	(unaudited)	(1)

Homebuilding:
Nonrecourse land mortgages	$9,083	$-
Accounts payable and other liabilities	301,168	325,722
Customers’ deposits	14,874	18,811
Nonrecourse mortgages secured by operating
properties	21,089	21,507
Liabilities from inventory not owned	69,805	96,908

Total homebuilding	416,019	462,948

Financial services:
Accounts payable and other liabilities	11,480	14,507
Mortgage warehouse line of credit	47,784	55,857

Total financial services	59,264	70,364

Notes payable:
Senior secured notes	783,852	783,148
Senior notes	736,058	822,312
Senior subordinated notes	120,170	146,241
Accrued interest	24,471	26,078

Total notes payable	1,664,551	1,777,779

Income tax payable	26,294	62,354

Total liabilities	2,166,128	2,373,445

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $.01 par value - authorized 100,000
shares; issued 5,600 shares at April 30,
2010 and at October 31, 2009 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value – authorized
200,000,000 shares; issued 74,765,527 shares at
April 30, 2010 and 74,376,946 shares at
October 31, 2009 (including 11,694,720
shares at April 30, 2010 and
October 31, 2009 held in Treasury)	748	744
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) – authorized
30,000,000 shares; issued 15,257,143 shares at
April 30, 2010 and 15,265,067 shares at
October 31, 2009 (including 691,748 shares at
April 30, 2010 and October 31, 2009 held in
Treasury)	153	153
Paid in capital - common stock	459,752	455,470
Accumulated deficit	(618,452)	(826,007)
Treasury stock - at cost	(115,257)	(115,257)

Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(137,757)	(349,598)

Non-controlling interest in consolidated joint ventures	730	730

Total equity deficit	(137,027)	(348,868)

Total liabilities and equity	$2,029,101	$2,024,577

(1) Derived from the audited balance sheet as of October 31, 2009.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Revenues:
Homebuilding:
Sale of homes	$310,493	$381,698	$619,846	$740,750
Land sales and other revenues	1,033	7,274	3,719	13,687

Total homebuilding	311,526	388,972	623,565	754,437
Financial services	7,059	9,027	14,665	17,346

Total revenues	318,585	397,999	638,230	771,783

Expenses:
Homebuilding:
Cost of sales, excluding interest	256,926	351,148	516,742	691,823
Cost of sales interest	18,745	26,040	38,593	49,169
Inventory impairment loss and land option write-offs	1,186	310,194	6,152	420,375

Total cost of sales	276,857	687,382	561,487	1,161,367

Selling, general and administrative	42,359	60,822	85,431	131,866

Total homebuilding expenses	319,216	748,204	646,918	1,293,233

Financial services	5,631	6,510	11,026	13,258

Corporate general and administrative	14,203	18,359	30,416	49,269

Other interest	23,356	18,524	48,963	42,754

Other operations	1,767	4,935	3,664	6,559

Total expenses	364,173	796,532	740,987	1,405,073

Gain on extinguishment of debt	17,217	311,268	19,791	390,788

Income (loss) from unconsolidated joint
ventures	391	(10,094)	18	(32,683)

Loss before income taxes	(27,980)	(97,359)	(82,948)	(275,185)

State and federal income tax provision (benefit):
State	657	21,221	828	21,776
Federal	(3)	41	(291,331)	70

Total taxes	654	21,262	(290,503)	21,846

Net (loss) income	$(28,634)	$(118,621)	$207,555	$(297,031)

Per share data:
Basic:
(Loss) income per common share	$(0.36)	$(1.50)	$2.64	$(3.80)
Weighted average number of common
shares outstanding	78,668	79,146	78,610	78,154

Assuming dilution:
(Loss) income per common share	$(0.36)	$(1.50)	$2.60	$(3.80)
Weighted average number of common
shares outstanding	78,668	79,146	79,794	78,154

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In Thousands Except Share Amounts)
(unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Non-Controlling Interest	Total Equity Deficit

Balance, November 1, 2009	62,682,226	$744	14,573,319	$153	5,600	$135,299	$455,470	$(826,007)	$(115,257)	$730	$(348,868)

Stock options amortization and issuances, net of tax	132,590	1					2,518				2,519

Restricted stock amortization, issuances and forfeitures, net of tax	248,067	3					1,764				1,767

Conversion of Class B to Class A Common Stock	7,924		(7,924)

Net income								207,555			207,555

Balance, April 30, 2010	63,070,807	$748	14,565,395	$153	5,600	$135,299	$459,752	$(618,452)	$(115,257)	$730	$(137,027)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (unaudited)

	Six Months Ended
	April 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$207,555	$(297,031)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	6,457	9,286
Compensation from stock options and awards	4,515	8,943
Stock option cancellations	-	12,269
Amortization of bond discounts and deferred financing costs	2,471	620
(Gain) loss on sale and retirement of property
and assets	(43)	108
(Income) loss from unconsolidated joint ventures	(18)	32,683
Distributions of earnings from unconsolidated joint ventures	1,697	1,518
Gain on extinguishment of debt	(19,791)	(390,788)
Inventory impairment and land option write-offs	6,152	420,375
Decrease (increase) in assets:
Mortgage notes receivable	11,492	31,467
Restricted cash, receivables, prepaids, deposits and
other assets	24,911	34,498
Inventories	(22,377)	217,448
State and Federal income tax assets	-	126,826
(Decrease) increase in liabilities:
State and Federal income tax	(36,060)	40,427
Customers’ deposits	(3,937)	(6,361)
Accounts payable, interest and other accrued liabilities	(56,518)	(138,222)
Net cash provided by operating activities	126,506	104,066
Cash flows from investing activities:
Net proceeds from sale of property and assets	153	861
Purchase of property, equipment and other fixed assets and acquisitions	(947)	(262)
Investments in and advances to unconsolidated
joint ventures	(2,553)	(9,660)
Distributions of capital from unconsolidated joint ventures	1,827	4,488
Net cash used in investing activities	(1,520)	(4,573)
Cash flows from financing activities:
Proceeds (payments) from mortgages and notes	8,665	(453)
Net proceeds related to revolving credit agreement (including deferred financing costs)	-	100,000
Net payments related to mortgage
warehouse line of credit	(8,074)	(35,610)
Deferred financing costs from note issuances	(1,391)	(3,586)
Principal payments and debt repurchases	(92,306)	(224,764)
Net cash used in financing activities	(93,106)	(164,413)
Net increase (decrease) in cash and cash equivalents	31,880	(64,920)
Cash and cash equivalents balance, beginning
of period	426,692	848,056
Cash and cash equivalents balance, end of period	$458,572	$783,136

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Six Months Ended
	April 30,
	2010	2009
Supplemental disclosures of cash flow:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$89,370	$96,763
Income taxes	$(254,443)	$(145,408)

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

2.  For the three and six months ended April 30, 2010, the Company’s total stock-based compensation expense was $2.2 million and $4.5 million, respectively.  Included in this total stock-based compensation expense was the vesting of stock options of $1.3 million and $2.5 million for the three and six months ended April 30, 2010, respectively.

3.  Interest costs incurred, expensed and capitalized were:

	Three Months Ended April 30,		Six Months Ended April 30,
(In thousands)	2010	2009	2010	2009

Interest capitalized at
beginning of period	$159,026	$176,258	$164,340	$170,107
Plus interest incurred(1)	38,201	47,588	78,342	101,098
Less cost of sales interest
expensed	18,745	26,040	38,593	49,169
Less other interest expensed(2)(3)	23,356	18,524	48,963	42,754
Interest capitalized at
end of period(4)	$155,126	$179,282	$155,126	$179,282

(1)           Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)	Our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, and therefore, the portion of interest not covered by qualifying assets must be directly expensed.
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

4.  Accumulated depreciation at April 30, 2010 and October 31, 2009 amounted to $71.5 million and $67.4 million, respectively, for our homebuilding property, plant and equipment.

5.  We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimated the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the six months ended April 30, 2010, our discount rates used for the impairments recorded ranged from 17.5% to 18.5%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are presented in the Condensed Consolidated Statements of Operations as “Inventory impairment and land option write-offs” and deducted from Inventory of $1.2 million and $301.1 million for the three months ended April 30, 2010 and 2009, respectively, and $4.5 million and $396.8 million for the six months ended April 30, 2010 and 2009, respectively.

The following table represents inventory impairments by homebuilding segment for the three and six months ended April 30, 2010 and 2009:

	Three Months Ended	Three Months Ended
(Dollars in millions)	April 30, 2010	April 30, 2009

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	1	$0.5	$1.0	8	$108.0	$175.7
Mid-Atlantic	1	0.2	0.9	24	13.4	54.3
Midwest	-	-	-	4	4.0	12.0
Southeast	1	-	0.2	41	17.6	49.9
Southwest	1	0.1	0.2	29	23.4	52.3
West	1	0.4	0.4	37	134.7	255.7
Total	5	$1.2	$2.7	143	$301.1	$599.9

	Six Months Ended	Six Months Ended
(Dollars in millions)	April 30, 2010	April 30, 2009

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	2	$3.1	$5.7	19	$161.6	$326.8
Mid-Atlantic	2	0.5	1.5	37	26.3	95.3
Midwest	-	-	-	4	4.0	12.0
Southeast	6	0.4	1.2	56	25.5	82.3
Southwest	1	0.1	0.2	34	26.4	63.1
West	1	0.4	0.4	40	153.0	299.5
Total	12	$4.5	$9.0	190	$396.8	$879.0

(1)  Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

"Homebuilding-Inventory impairment loss and land option write-offs" on the Condensed Consolidated Statements of Operations also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not intend to exercise options in various locations because the communities' proforma profitability is not projected to produce adequate returns on investment commensurate with the risk.  The total write-offs were zero and $9.1 million for the three months ended April 30, 2010 and 2009, respectively, and $1.7 million and $23.6 million for the six months ended April 30, 2010 and 2009, respectively.  Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.

The following table represents write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three and six months ended April 30, 2010 and 2009:

Three Months Ended April 30,		Six Months Ended April 30,
2010	2009	2010	2009

(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	-	$(0.1)	103	$2.2	259	$1.5	606	$6.5
Mid-Atlantic	173	0.1	452	2.3	184	0.1	1,902	8.5
Midwest	-	-	158	1.4	-	(0.1)	158	1.4
Southeast	-	-	-	(0.4)	-	0.1	153	(0.1)
Southwest	409	-	474	3.3	409	0.1	758	6.7
West	-	-	-	0.3	-	-	-	0.6
Total	582	$-	1,187	$9.1	852	$1.7	3,577	$23.6

We have decided to mothball (or stop development on) certain communities in some of our segments where we have determined the current performance does not justify further investment at this time.  When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.  During the second quarter of fiscal 2010, we mothballed three communities and re-activated six previously mothballed communities, which is the primary cause of the net change in the book value of our mothballed communities of $11.9 million, net of an impairment reserve balance of $29.8 million.  As of April 30, 2010, the net book value associated with our 67 total mothballed communities was $275.9 million, net of an impairment reserve balance of $530.8 million.

6.  We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure.  We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer.  In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general and administrative costs.  For homes delivered in fiscal 2010 and 2009, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims.  Additions and charges in the warranty reserve and general liability accrual for the three and six months ended April 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2010	2009	2010	2009

Balance, beginning of period	$130,544	$125,976	$127,869	$125,738
Additions	9,543	9,533	19,445	21,047
Charges incurred	(12,737)	(16,622)	(19,964)	(27,898)
Balance, end of period	$127,350	$118,887	$127,350	$118,887

Warranty accruals are based upon historical experience.  We engage a third-party actuary that uses our historical warranty data and other data to assist management estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs.  The estimates include provisions for inflation, claims handling and legal fees.

Insurance claims paid by our insurance carriers were $4.9 million and $9.2 million for the three months ended April 30, 2010 and 2009, respectively, and $10.2 million and $19.5 million for the six months ended April 30, 2010 and 2009, respectively.

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

As previously reported in the Company’s 10-Q for the quarter ended January 31, 2010, the Company has been engaged in discussions with the U. S. Environmental Protection Agency (“EPA”) and the U. S. Department of Justice (“DOJ”) regarding alleged violations of storm water discharge requirements. In resolution of this matter, in April 2010 we agreed to the terms of a Consent Decree with the EPA, DOJ and the states of Virginia, Maryland, West Virginia and the District of Columbia (collectively the “States”). The Consent Decree, which was lodged in federal district court in April, is subject to a thirty-day public comment period which began in May 2010 and to court approval. The terms of the Consent Decree require us to pay a fine of $1.0 million collectively to the United States and the States and to perform under the terms of the Consent Decree for a minimum of three years, which includes implementing certain operational and training measures nationwide to facilitate ongoing compliance with storm water regulations.

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

The Company is also involved in the following litigation:

A subsidiary of the Company has been named as a defendant in a purported class action suit filed on May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D’Allesandro & Woodyard, et al., alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the subsidiary’s homes in Fort Myers, Florida. Plaintiffs filed an amended complaint on October 19, 2007. Plaintiffs sought to represent a class of certain home purchasers in southwestern Florida and sought damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. The Company’s subsidiary filed a Motion to Dismiss the amended complaint on December 14, 2007. Following oral argument on the Motion in September 2008, the court dismissed the amended complaint with leave for plaintiffs to amend. Plaintiffs filed a second amended complaint on October 31, 2008. The Company’s subsidiary filed a Motion to Dismiss this second amended complaint. The Court dismissed portions of the second amended complaint.  The Court dismissed additional portions of the second amended complaint on April 28, 2010. While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time.

8.  Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased.  Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts.  We believe we help to mitigate this risk by depositing our cash in major financial institutions.  At April 30, 2010, $300.7 million of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

9.  In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder.  Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $107.5 million and $130.3 million of letters of credit outstanding as of April 30, 2010 and October 31, 2009, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of April 30, 2010 and October 31, 2009, the amount of cash collateral in these segregated accounts was $111.4 million and $135.2 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with Citibank, N.A. is a short-term borrowing facility that provides up to $50 million through April 5, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable upon the sale of each mortgage loan to a permanent investor at LIBOR plus 4.00%.  As of April 30, 2010, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $47.8 million. The Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2010, we believe we were in compliance with the covenants of the Master Repurchase Agreement.

10.  At April 30, 2010, we had $797.2 million ($783.9 million net of discount) of outstanding senior secured notes, comprised of $0.5 million 11 1/2% Senior Secured Notes due 2013, $785.0 million 10 5/8% Senior Secured Notes due 2016 and $11.7 million 18% Senior Secured Notes due 2017.  At April 30, 2010 we also had $737.9 million of outstanding senior notes ($736.1 million net of discount), comprised of $35.5 million 8% Senior Notes due 2012, $56.4 million 6 1/2% Senior Notes due 2014, $38.2 million 6 3/8% Senior Notes due 2014, $66.4 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017.  In addition, we had $120.2 million of outstanding senior subordinated notes, comprised of $66.7 million 8 7/8% Senior Subordinated Notes due 2012, and $53.5 million 7 3/4% Senior Subordinated Notes due 2013.

During the three months ended January 31, 2010, the remaining $13.6 million of our 6% Senior Subordinated Notes due 2010 matured and was paid.  In addition, during the three and six months ended April 30, 2010, we repurchased in open market transactions $25.0 million principal amount of our 6 1/2% Senior Notes due 2014, $35.5 million and $45.5 million principal amount of our 6 3/8% Senior Notes due 2014, respectively, $15.9 million principal amount of our 6 1/4% Senior Notes due 2015, $0.4 million and $1.4 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, respectively, and $10.8 million and $11.1 million principal amount of 7 3/4% Senior Subordinated Notes due 2013, respectively.  The aggregate purchase price for these repurchases was $70.0 million and $78.7 million, respectively, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $17.2 million and $19.8 million for the three and six months ended April 30, 2010, respectively, net of the write-off of unamortized discounts and fees.  The gains from the repurchases are included in the Condensed Consolidated Statement of Operations for the three and six months ended April 30, 2010 as “Gain on extinguishment of debt”.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, certain of our financial services subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and our foreign subsidiary (see Note 20).  The indentures governing the senior secured, senior and senior subordinated notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the senior secured, senior, and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2010, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions, or otherwise depending on market conditions and covenant restrictions.

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured, senior, and senior subordinated notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends through fiscal 2010, and possibly beyond.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016.  At April 30, 2010, the aggregate book value of the real property collateral securing these notes was approximately $801.3 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $428.4 million as of April 30, 2010, which includes $111.4 million of restricted cash also collateralizing certain letters of credit.  Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

Basic earnings per share is computed by dividing net income (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period.  Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.  For the six months ended April 30, 2010, diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the 1.2 million incremental shares attributed to non-vested stock and outstanding options to purchase common stock.  For the three months ended April 30, 2010, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive during the period.  As a result, the calculation of diluted earnings per share excludes 1.4 million, 1.2 million and 1.2 million of incremental shares attributed to non-vested stock and outstanding options to purchase stock for the three months ended April 30, 2010 and the three and six months ended April 30, 2009, respectively.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There have been no purchases during the six months ended April 30, 2010.  As of April 30, 2010, 3.4 million shares of Class A Common Stock have been purchased under this program.

12.  On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000.  Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three and six months ended April 30, 2010 and 2009, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in the indentures governing our senior secured, senior and senior subordinated notes discussed above.  We anticipate we will be restricted from paying dividends for the foreseeable future.

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

14.  Total income tax provision was $0.7 million for the three months ended April 30, 2010, primarily due to an increase in tax reserves for uncertain tax positions.  The total income tax benefit was $290.5 million for the six months ended April 30, 2010, primarily due to the benefit recognized for a federal net operating loss carryback.  On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss five years to previously profitable years that were not available to the Company for carryback prior to this tax legislation.  We recorded a benefit for the carryback of $291.3 million in the first quarter of fiscal 2010.  We received $274.1 million of the federal income tax refund in the second quarter of 2010 and expect to receive the remaining $17.2 million later this fiscal year.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.  If the combination of future years income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried back to income in prior years, if available, or carried forward to future years to recover the deferred tax assets.  In accordance with ASC 740 “Income Taxes” (ASC 740), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard.  Given the continued downturn in the homebuilding industry during 2007, 2008 and 2009, which has resulted in additional inventory and intangible impairments, we were in a three year cumulative loss position as of October 31, 2009.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and in this circumstance, the Company does not rely on projections of future taxable income to support the recovery of deferred tax assets.  Our valuation allowance for current and deferred tax assets increased $7.6 million during the three months ended April 30, 2010 due to reserving for the federal tax benefit generated from the losses during the period.  However, the allowance decreased $273.9 million during the six months ended April 30, 2010 primarily due to the impact of the federal net operating loss carryback recorded in the first quarter of 2010.  At April 30, 2010, our total valuation allowance amounted to $713.7 million.

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

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes (“(Loss) income before income taxes”).  (Loss) income before income taxes for the Homebuilding segments consist of revenues generated from the sales of homes and land, (loss) income from unconsolidated entities, management fees and other income, less the cost of homes and land sold, selling, general and administrative expenses, interest expense and non-controlling interest expense.  Income before income taxes for the Financial Services segment consist of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses and interest expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2010	2009	2010	2009

Revenues:
Northeast	$57,046	$86,402	$126,507	$173,447
Mid-Atlantic	67,716	71,336	134,739	140,841
Midwest	16,117	23,965	39,549	50,995
Southeast	22,375	33,663	47,160	68,787
Southwest	103,823	115,708	186,371	203,968
West	44,491	57,024	88,970	113,368
Total homebuilding	311,568	388,098	623,296	751,406
Financial services	7,059	9,027	14,665	17,346
Corporate and unallocated	(42)	874	269	3,031
Total revenues	$318,585	$397,999	$638,230	$771,783

(Loss) income before income taxes:
Northeast	$(4,551)	$(130,209)	$(14,772)	$(230,311)
Mid-Atlantic	1,522	(22,240)	2,121	(49,756)
Midwest	(3,785)	(10,034)	(6,025)	(14,742)
Southeast	(2,767)	(23,971)	(4,955)	(40,032)
Southwest	7,045	(30,702)	10,936	(39,724)
West	(4,534)	(155,144)	(10,407)	(195,787)
Homebuilding loss before income taxes	(7,070)	(372,300)	(23,102)	(570,352)
Financial services	1,428	2,517	3,639	4,088
Corporate and unallocated	(22,338)	272,424	(63,485)	291,079
Loss before income taxes	$(27,980)	$(97,359)	$(82,948)	$(275,185)

	April 30,	October 31,
(In thousands)	2010	2009

Assets:
Northeast	$538,963	$559,257
Mid-Atlantic	184,159	200,908
Midwest	57,375	54,560
Southeast	64,427	60,441
Southwest	197,987	191,495
West	208,185	163,710
Total homebuilding	1,251,096	1,230,371
Financial services	73,409	84,280
Corporate and unallocated	704,596	709,926
Total assets	$2,029,101	$2,024,577

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

Based on the provisions of ASC 810, we have concluded that, whenever we option land or lots from an entity and pay a non-refundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph.  We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur.  For each VIE created with a significant nonrefundable option fee (we currently define significant as greater than $100,000 because we have determined that in the aggregate the VIEs related to deposits of this size or less are not material), we compute expected losses and residual returns based on the probability of future cash flows as outlined in ASC 810.  If we are deemed to be the primary beneficiary of the VIE, we consolidate it on our balance sheet.  The fair value of the VIE inventory, as of the date of consolidation, is reported as “Consolidated inventory not owned - variable interest entities”.

Typically, the determining factor in whether or not we are the primary beneficiary is the nonrefundable deposit amount as a percentage of the total purchase price because it determines the amount of the first risk of loss we take on the contract.  The higher this percentage deposit, the more likely we are to be the primary beneficiary.  Other important criteria that impact the outcome of the analysis are the probability of getting the property through the approval process for residential homes, because this impacts the ultimate value of the property, as well as determining who is the party responsible (seller or buyer) for funding the approval process and development work that will take place prior to our decision to exercise the option.

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

At April 30, 2010, all seven VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities.  We paid cash deposits to these VIEs totaling $6.0 million.  Our option deposits represent our maximum exposure to loss.  The fair value of the property owned by these VIEs, as of the date of consolidation, was $36.8 million.  Because we do not own an equity interest in any of the unaffiliated VIEs that we must consolidate pursuant to ASC 810, we generally have little or no control or influence over the operations of these entities or their owners.  When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required.  In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing.  In these cases, it is assumed that the entities funded the acquisition of the property with debt and the only asset recorded is the land or lots we have the option to buy with a related offset for the assumed third party financing of the variable interest entity.  At April 30, 2010, the balance reported in liabilities from inventory not owned related to these VIEs was $30.9 million.  Creditors of these seven VIEs have no recourse against us.

We will continue to control land and lots using options.  Including the deposits with the seven VIEs described above, at April 30, 2010, we had total cash and letters of credit deposits amounting to approximately $27.3 million to purchase land and lots with a total purchase price of $552.7 million.  Not all our deposits are with VIEs.  The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

(Dollars in thousands)		April 30, 2010
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$16,312	$462	$16,774
Inventories	283,820	71,600	355,420
Other assets	15,014	675	15,689
Total assets	$315,146	$72,737	$387,883

Liabilities and equity:
Accounts payable and accrued liabilities	$16,443	$14,316	$30,759
Notes payable	176,388	37,654	214,042
Total liabilities	192,831	51,970	244,801
Equity of:
Hovnanian Enterprises, Inc.	32,788	3,158	35,946
Others	89,527	17,609	107,136
Total equity	122,315	20,767	143,082
Total liabilities and equity	$315,146	$72,737	$387,883
Debt to capitalization ratio	59%	64%	60%

(Dollars in thousands)		October 31, 2009
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$22,502	$1,539	$24,041
Inventories	281,556	83,833	365,389
Other assets	25,889	87	25,976
Total assets	$329,947	$85,459	$415,406

Liabilities and equity:
Accounts payable and accrued liabilities	$19,236	$17,108	$36,344
Notes payable	193,567	40,051	233,618
Total liabilities	212,803	57,159	269,962
Equity of:
Hovnanian Enterprises, Inc.	32,183	9,068	41,251
Others	84,961	19,232	104,193
Total equity	117,144	28,300	145,444
Total liabilities and equity	$329,947	$85,459	$415,406
Debt to capitalization ratio	62%	59%	62%

As of both April 30, 2010 and October 31, 2009, we had advances outstanding of approximately $11.5 million to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above.  On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $40.3 million and $41.3 million at April 30, 2010 and October 31, 2009, respectively.  In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  During the first six months of fiscal 2010, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures have sustained an other than temporary impairment during that period.

	For the Three Months Ended April 30, 2010
(Dollars in thousands)	Homebuilding	Land Development	Total

Revenues	$33,970	$3,989	$37,959
Cost of sales and expenses	(30,115)	(13,027)	(43,142)
Joint venture net income (loss)	$3,855	$(9,038)	$(5,183)
Our share of net income	$510	$30	$540

	For the Three Months Ended April 30, 2009
(Dollars in thousands)	Homebuilding	Land Development	Total

Revenues	$23,996	$2,142	$26,138
Cost of sales and expenses	(118,563)	(2,242)	(120,805)
Joint venture net loss	$(94,567)	$(100)	$(94,667)
Our share of net loss	$(18,082)	$(366)	$(18,448)

	For the Six Months Ended April 30, 2010
(Dollars in thousands)	Homebuilding	Land Development	Total

Revenues	$55,681	$10,260	$65,941
Cost of sales and expenses	(51,409)	(16,151)	(67,560)
Joint venture net income (loss)	$4,272	$(5,891)	$(1,619)
Our share of net income (loss)	$519	$(411)	$108

	For the Six Months Ended April 30, 2009
(Dollars in thousands)	Homebuilding	Land Development	Total

Revenues	$48,927	$3,491	$52,418
Cost of sales and expenses	(160,365)	(4,577)	(164,942)
Joint venture net loss	$(111,438)	$(1,086)	$(112,524)
Our share of net loss	$(18,678)	$(460)	$(19,138)

Income (loss) from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income (loss) of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the income (loss) from these unconsolidated joint ventures disclosed in the tables above for the three and six months ended April 30, 2009 compared to the Condensed Consolidated Statements of Operations is due primarily to the write down of our investment in joint ventures where we determined that our investment had an other than temporary impairment.  For the three and six months ended April 30, 2010, the minor difference is primarily due to one joint venture that had net income for which we do not get any share of the profit because of the cumulative equity position of the joint venture and the reclassification of the intercompany portion of management fee income from certain joint ventures, and the deferral of income for lots purchased by us from certain joint ventures.  Our ownership interests in the joint ventures vary but are generally less than or equal to 50%.  In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture.  In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing.  Generally, the amount of such financing is targeted to be no more than 50% of the joint venture’s total assets.  However, because of impairments realized in the joint ventures the average debt to capitalization ratio of our joint ventures is currently 60%.  This financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a VIE under ASC 810 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

18.  Recent Accounting Pronouncements - In December 2007, the FASB issued an update to ASC 810.  The amended guidance contained in ASC 810 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income or loss specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. Our net income or loss attributable to noncontrolling interest is insignificant for all periods presented and therefore reported in “Other operations” in the Condensed Consolidated Statements of Operations.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  We implemented this standard effective November 1, 2009, resulting in a change in the classification of noncontrolling interests on the balance sheets and statements of equity.

In June 2009, the FASB issued an update to ASC 810, which amends the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the most significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity.  This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This statement is effective for us on November 1, 2010.  We are currently evaluating the impact, if any, that this statement may have on our consolidated financial statements.

19.  ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at April 30, 2010	Fair Value at October 31, 2009

Mortgage loans held for sale (1)	Level 2	$55,022	$65,786
Interest rate lock commitments	Level 2	331	254
Forward contracts	Level 2	(845)	(702)
		$54,508	$65,338

(1)  The aggregate unpaid principal balance is $54.4 million.

We elected the fair-value option for its loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments” (“ASC 825”), which permits us to measure at fair value on a contract-by-contract basis.  Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.  In addition, the fair value of these servicing rights is included in the Company’s loans held for sale as of April 30, 2010.  Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold.  Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.  Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for under ASC 825 are initially measured at fair value.  Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss).  The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended April 30, 2010
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Increase (decrease) in fair value included in net income (loss), all reflected in financial services revenues	$168	$70	$(258)

	Three Months Ended April 30, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

(Decrease) increase in fair value included in net income (loss), all reflected in financial services revenues	$(613)	$405	$487

	Six Months Ended April 30, 2010
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

(Decrease) increase in fair value included in net income (loss), all reflected in financial services revenues	$(305)	$76	$(143)

	Six Months Ended April 30, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Increase (decrease) in fair value included in net income (loss), all reflected in financial services revenues	$1,526	$508	$(1,410)

The Financial Services segment had a pipeline of loan applications in process of $347.7 million at April 30, 2010.  Loans in process for which interest rates were committed to the borrowers totaled approximately $107.0 million as of April 30, 2010.  Substantially all of these commitments were for periods of 60 days or less.  Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure.  These instruments involve, to varying degrees, elements of credit and interest rate risk.  Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards.  The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts.  At April 30, 2010, the segment had open commitments amounting to $38.5 million to sell MBS with varying settlement dates through July 12, 2010.

Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale or investment, nonrecourse land and operating properties mortgages, letter of credit agreements and facilities, mortgage warehouse line of credit, accrued interest, and the senior secured, senior and senior subordinated notes payable.  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  The fair value of each of the senior secured, senior and senior subordinated notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.  The fair value of the senior secured, senior and senior subordinated notes is estimated at $867.2 million, $634.8 million and $113.0 million, respectively, as of April 30, 2010 and $788.2 million, $603.5 million and $113.3 million, respectively, as of October 31, 2009.  The fair value of our other financial instruments approximates their recorded values.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three and six months ended April 30, 2010.  The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Non-financial Assets
		Three Months Ended
		April 30, 2010
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$1,744	$(760)	$984
Land and land options held for future development or sale	Level 3	$1,000	$(500)	$500

		Six Months Ended
		April 30, 2010
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$3,386	$(1,389)	$1,997
Land and land options held for future development or sale	Level 3	$5,629	$(3,120)	$2,509

20.  Hovnanian Enterprises, Inc., the parent company (the “Parent”) is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares.  One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of April 30, 2010 had issued and outstanding $797.2 million face value of senior secured notes ($783.9 million, net of discount), $737.9 million face value of senior notes ($736.1 million, net of discount), and $120.2 million of senior subordinated notes.  The senior secured notes, senior notes and senior subordinated notes are fully and unconditionally guaranteed by the Parent.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
APRIL 30, 2010
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$14,185	$446,104	$1,297,196	$198,207	$ -	$1,955,692
Financial services			3,173	70,236		73,409
Income taxes receivable (payable)
Investments in and amounts due to and from consolidated subsidiaries	(130,380)	2,011,707	(1,778,763)	(215,420)	112,856	-
Total assets	$(116,195)	$2,457,811	$(478,394)	$53,023	$112,856	$2,029,101

LIABILITIES AND EQUITY:
Homebuilding	$		$$406,786	$9,233		$$416,019
Financial services			2,916	56,348		59,264
Notes payable		1,664,379	172			1,664,551
Income taxes payable	21,562		4,732			26,294
Stockholders’ (deficit) equity	(137,757)	793,432	(893,000)	(13,288)	112,856	(137,757)
Non-controlling interest in consolidated joint ventures				730		730
Total liabilities and equity	$(116,195)	$2,457,811	$(478,394)	$53,023	$112,856	$2,029,101

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2009
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$14,752	$449,096	$1,285,699	$190,750		$$1,940,297
Financial services			5,885	78,395		84,280
Income taxes receivable (payable)
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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2010
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$4	$(123)	$312,600	$286	$(1,241)	$311,526
Financial services			1,447	5,612		7,059
Intercompany charges		32,996	(43,685)	(431)	11,120	-
Equity in pretax (loss)
income of consolidated
subsidiaries	(25,762)				25,762	-
Total revenues	(25,758)	32,873	270,362	5,467	35,641	318,585

Expenses:
Homebuilding	2,092	38,515	315,040	(428)	3,323	358,542
Financial services	130		1,370	4,308	(177)	5,631
Total expenses	2,222	38,515	316,410	3,880	3,146	364,173
Gain on extinguishment
of debt		17,217				17,217
(Loss) income from
unconsolidated joint
ventures			(274)	665		391
(Loss) income before income taxes	(27,980)	11,575	(46,322)	2,252	32,495	(27,980)
State and federal income tax
provision (benefit)	654	4,051	(6,291)	1,314	926	654
Net (loss) income	$(28,634)	$7,524	$(40,031)	$938	$31,569	$(28,634)

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
Equity in pretax (loss)
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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2010
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$8	$(163)	$625,875	$326	$(2,481)	$623,565
Financial services			2,906	11,759		14,665
Intercompany charges		64,559	(89,904)	(872)	26,217	-
Equity in pretax (loss) income
of consolidated
subsidiaries	(78,340)				78,340	-
Total revenues	(78,332)	64,396	538,877	11,213	102,076	638,230

Expenses:
Homebuilding	4,356	79,119	639,614	(1,107)	7,979	729,961
Financial services	260		2,791	8,327	(352)	11,026
Total expenses	4,616	79,119	642,405	7,220	7,627	740,987
Gain on extinguishment
of debt		19,791				19,791
(Loss) income from
unconsolidated joint
ventures			(668)	686		18
(Loss) income before income taxes	(82,948)	5,068	(104,196)	4,679	94,449	(82,948)
State and federal
Income tax
(benefit) provision	(290,503)	1,774	(297,840)	1,538	294,528	(290,503)
Net (loss) income	$207,555	$3,294	$193,644	$3,141	$(200,079)	$207,555

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
Equity in pretax (loss) income
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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2010
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$207,555	$3,294	$193,644	$3,141	$(200,079)	$207,555
Adjustments to reconcile net
income (loss) to net cash
provided by (used in)
operating activities	(29,229)	57,244	(318,534)	9,391	(200,079)	(81,049)
Net cash provided by (used in)
operating activities	178,326	60,538	(124,890)	12,532		126,506
Net cash (used in)
investing activities	-	-	(703)	(817)		(1,520)
Net cash (used in) provided by
financing activities	-	(93,697)	8,665	(8,074)		(93,106)
Intercompany investing and financing activities – net	(178,326)	55,864	116,777	5,685		-
Net increase (decrease) in cash	-	22,705	(151)	9,326	-	31,880
Cash and cash equivalents
balance, beginning of period	10	292,407	(15,584)	149,859		426,692
Cash and cash equivalents balance, end of period	$10	$315,112	$(15,735)	$159,185	$ -	$458,572

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2009
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(297,031)	$270,602	$(572,206)	$3,205	$298,399	$(297,031)
Adjustments to reconcile net
(loss) income to net cash
provided by (used in)
operating activities	(258,365)	(178,087)	1,097,986	37,962	(298,399)	401,097
Net cash (used in) provided by
operating activities	(555,396)	92,515	525,780	41,167	-	104,066
Net cash (used in)
investing activities			(414)	(4,159)		(4,573)
Net cash (used in)
financing activities		(128,350)	(453)	(35,610)		(164,413)
Intercompany investing and financing activities – net	555,389	(22,754)	(520,501)	(12,134)		-
Net (decrease) increase in cash	(7)	(58,589)	4,412	(10,736)	-	(64,920)
Cash and cash equivalents
balance, beginning of period	17	846,495	(15,950)	17,494		848,056
Cash and cash equivalents balance, end of period	$10	$787,906	$(11,538)	$6,758	$ -	$783,136

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006, the U. S. housing market has been impacted by a declining consumer confidence, increasing home foreclosure rates and increasing supplies of resale and new home inventories.  The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates, and increased price discounts and other sales incentives to attract homebuyers.  Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize subprime, Alt-A, and other non-prime mortgage products.  The overall economy weakened significantly and fears of a prolonged economic weakness are still present due to high unemployment levels, further deterioration in consumer confidence and the reduction in extensions of credit and consumer spending.  As a result, we experienced significant decreases in our revenues and gross margins during 2007, 2008 and 2009 compared with prior years.  During the first half of 2010, the housing market has shown some sign of stabilizing, although we continued to see declines in deliveries and revenues.  Our gross margin percentage has increased to 16.6% in the first half of 2010 from 7.0% in the first half of 2009, and our contract cancellation rate has declined to 17% in the second quarter of fiscal 2010, which is slightly below more normalized levels.  Net contracts per active selling community increased 5.6% in the first half of fiscal 2010 compared to last year’s first half.  However, primarily due to a 17.2% decrease in active selling communities, the number of net contracts for the first half of fiscal 2010 decreased 12.6% compared with the same period a year ago.  Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, the expiration of the federal homebuyers’ tax credit on April 30, 2010 and the threat of more foreclosures continue to hinder a recovery in the housing market.

We have exposure to additional impairments of our inventories, which, as of April 30, 2010, have a book value of $1.1 billion, net of $892.7 million of impairments recorded on 194 of our communities.  We also have $75.5 million invested in 11,532 lots under option, including cash and letters of credit option deposits of $27.3 million as of April 30, 2010.  We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it.  As of April 30, 2010, we have total investments in, and advances to, unconsolidated joint ventures of $40.3 million.  Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our investment in joint ventures for recoverability, which has resulted in total reductions in our investment in joint ventures of $115.8 million from the second half of fiscal 2006, the first period in which we had impairments on our joint ventures, through April 30, 2010.  We still have exposure to future write-downs of our investment in unconsolidated joint ventures if conditions deteriorate further in the markets in which our joint ventures operate.

As the market for new homes declined, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace.  We delayed and cancelled planned land purchases and renegotiated land prices and significantly reduced our total number of controlled lots owned and under option.  Additionally, we significantly reduced our total number of speculative homes put into production.  Recently, however, we have begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces and plan to pursue such land acquisitions.  New land purchases at pricing that will generate good investment returns and drive greater operating efficiencies are needed to return to profitability.  During the first half of 2010, we increased our controlled lots by 1,120 and we opened 38 new communities.  During the second quarter of fiscal 2010, we purchased approximately 500 lots within 34 new communities that were identified and controlled subsequent to January 31, 2009.  In addition, we put under option approximately 1,900 lots in 28 new communities during the second quarter of 2010.  We have also closely evaluated and made reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $138.3 million from $459.9 million in fiscal 2008 to $321.6 million in fiscal 2009 due in large part to a 74.5% reduction in head count at the end of fiscal 2009 from our peak in June 2006.  Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.  For the six months ended April 30, 2010, homebuilding selling, general and administrative costs declined 35.2% to $85.4 million compared to the six months ended April 30, 2009.

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

Management believes that the following critical accounting policies, which have not changed during fiscal 2010, require its most significant judgments and estimates used in the preparation of the consolidated financial statements:

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

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments” (“ASC 825”), which permits us to measure our loans held for sale at fair value. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, we recognize the fair value of our rights to service a mortgage loan as revenue upon entering into an interest rate lock loan commitment with a borrower. The fair value of these servicing rights is included in loans held for sale. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.

Substantially all of the loans originated are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis although the Company remains liable for certain limited representations and warranties related to loan sales.  Included in mortgage loans held for sale at April 30, 2010, is $3.1 million of mortgage loans that do not qualify for the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

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

We have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time.  When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.  As of April 30, 2010, the net book value associated with the 67 mothballed communities was $275.9 million, net of an impairment balance of $530.8 million.  We continually review communities to determine if mothballing is appropriate.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required.  However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value.  We determine the estimated fair value of each community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  Our discount rates used for all impairments recorded from October 31, 2006 to April 30, 2010 range from 13.5% to 20.3%.  The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments.  Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities.  The impairment of a community is allocated to each lot on a relative value basis.

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

The impairment of communities under development and held for future development and inventories held for sale, and the charge for land option write-offs, are reflected on the Condensed Consolidated Statement of Operations in a separate line entitled “Homebuilding - Inventory impairment loss and land option write-offs”.  See also “Results of Operations” and Note 5 to the Condensed Consolidated Financial Statements for inventory impairment and land option write-off amounts by segment.

Insurance Deductible Reserves - For homes delivered in fiscal 2010 and fiscal 2009, our deductible is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims under our general liability insurance.  Our worker’s compensation insurance deductible is $0.5 million per occurrence in fiscal 2010 and fiscal 2009.  Reserves for fiscal 2010 and fiscal 2009 have been established using the assistance of a third party actuary.  We engage a third party actuary that uses our historical warranty data and other data to assist management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs.  The estimates include provisions for inflation, claims handling and legal fees.  These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others.  Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting.  Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties.  Our ownership interest in joint ventures varies but is generally less than or equal to 50%.  In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture.  In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business.  The evaluation of whether or not we control a venture can require significant judgment.  In accordance with ASC 323-10, “Investments-Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write-down the investment to its fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected cash flows.  This process requires significant management judgment and estimate.  During the first half of 2010, we did not write down any of our joint venture investments based on this recoverability analysis.

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

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities.  In light of the challenging homebuilding market conditions experienced over the past few years, which are continuing as reflected in our 20.0% and 17.3% decline in revenues during the three and six months ended April 30, 2010, respectively, compared to the same period of 2009, we have been operating with a primary focus to generate cash flows from operations through reductions in assets.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, has allowed us to reduce net debt (debt less cash) over the past seven quarters.  However, recently we have begun to see more opportunities to purchase land at prices that make economic sense given current home sales prices and sales paces.  As such, in 2010 we have acquired new land at higher levels than in the previous few years.

Our cash uses during the six months ended April 30, 2010 and 2009 were for operating expenses, land purchases, land deposits, construction spending, state income taxes, interest and debt repurchases.  We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues, federal income tax refunds and other revenues.  We believe that these sources of cash will be sufficient through fiscal 2010 to finance our working capital requirements and other needs, despite continued declines in total revenues, the termination of our revolving credit facility and the collateralization with cash in segregated accounts to support certain of our letters of credit.  We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet.  Due to a change in tax legislation that became effective on November 6, 2009, we are able to carryback our 2009 net operating loss five years to previously profitable years.  As a result, we received a $274.1 million federal income tax cash refund during our second quarter of fiscal 2010 and we expect to receive the remaining $17.2 million later in the fiscal year.

Our net income (loss) historically does not approximate cash flow from operating activities.  The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory.  When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease.  Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets.  Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities.  The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through 2009 allowing us to generate positive cash flow from operations over this three year period.  Looking forward, given the depressed housing market, it will become more difficult to generate positive cash flow from operations.  However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while taking steps to return to profitability.  We continue to focus on maximizing cash flow by limiting our investment in currently owned communities that we believe will not generate positive cash flow in the near term, and by seeking to identify and purchase new land parcels (primarily finished lots) on which homes can be built and delivered in a short period of time, generating acceptable returns based on our underwriting standards and positive cash flow.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  As of April 30, 2010, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 2 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the six months ended April 30, 2010 and 2009, we did not make any dividend payments as a result of covenant restrictions in our debt instruments.  We anticipate that we will continue to be restricted from paying dividends for the foreseeable future.

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder.  Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $107.5 million and $130.3 million of letters of credit outstanding as of April 30, 2010 and October 31, 2009, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of April 30, 2010 and October 31, 2009, the amount of cash collateral in these segregated accounts was $111.4 million and $135.2 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with Citibank, N.A. is a short-term borrowing facility that provides up to $50 million through April 5, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable upon the sale of each mortgage loan to a permanent investor at LIBOR plus 4.00%.  As of April 30, 2010, the aggregate principal amount of all borrowings under the Master Repurchase Agreement was $47.8 million. The Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of April 30, 2010, we believe we were in compliance with the covenants of the Master Repurchase Agreement.

At April 30, 2010, we had $797.2 million ($783.9 million net of discount) of outstanding senior secured notes, comprised of $0.5 million 11 1/2% Senior Secured Notes due 2013, $785.0 million 10 5/8% Senior Secured Notes due 2016 and $11.7 million 18% Senior Secured Notes due 2017.  At April 30, 2010 we also had $737.9 million of outstanding senior notes ($736.1 million net of discount), comprised of $35.5 million 8% Senior Notes due 2012, $56.4 million 6 1/2% Senior Notes due 2014, $38.2 million 6 3/8% Senior Notes due 2014, $66.4 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017.  In addition, we had $120.2 million of outstanding senior subordinated notes, comprised of $66.7 million 8 7/8% Senior Subordinated Notes due 2012, and $53.5 million 7 3/4% Senior Subordinated Notes due 2013.

During the three months ended January 31, 2010, the remaining $13.6 million of our 6% Senior Subordinated Notes due 2010 matured and was paid.  In addition, during the three and six months ended April 30, 2010, we repurchased in open market transactions $25.0 million principal amount of our 6 1/2% Senior Notes due 2014, $35.5 million and $45.5 million principal amount of our 6 3/8% Senior Notes due 2014, respectively, $15.9 million principal amount of our 6 1/4% Senior Notes due 2015, $0.4 million and $1.4 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, respectively, and $10.8 million and $11.1 million principal amount of 7 3/4% Senior Subordinated Notes due 2013, respectively.  The aggregate purchase price for these repurchases was $70.0 million and $78.7 million, respectively, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $17.2 million and $19.8 million for the three and six months ended April 30, 2010, respectively, net of the write-off of unamortized discounts and fees.  The gains from the repurchases are included in the Condensed Consolidated Statement of Operations for the three and six months ended April 30, 2010 as “Gain on extinguishment of debt”.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and our foreign subsidiary (see Note 20 to the Condensed Consolidated Financial Statements).  The indentures governing the senior secured, senior and senior subordinated notes do not contain any financial maintenance covenants but do contain restrictive covenants that  limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the senior secured, senior and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of April 30, 2010, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions, or otherwise depending on market conditions and covenant restrictions.

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured, senior, and senior subordinated notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends through fiscal 2010, and possibly beyond.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016.  At April 30, 2010, the aggregate book value of the real property collateral securing these notes was approximately $801.3 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $428.4 million as of April 30, 2010, which includes $111.4 million of restricted cash also collateralizing certain letters of credit.  Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

Total inventory increased $44.2 million, excluding inventory not owned, during the six months ended April 30, 2010.  Total inventory, excluding inventory not owned, decreased in the Northeast $10.9 million and in the Mid-Atlantic $9.0 million.  These decreases were offset by increases in the Midwest $4.7 million, in the Southeast $4.8 million, in the Southwest $11.8 million, and in the West $42.6 million.  During the first half of 2010, we incurred $4.5 million in write-downs primarily attributable to impairments as a result of a continued decline in sales pace, sales price and general market conditions.  In addition, we wrote-off costs in the amount of $1.7 million during the six months ended April 30, 2010, related to land options that expired or that we terminated.  See “Notes to Condensed Consolidated Financial Statements” - Note 5 for additional information.  Despite these write-downs and inventory reductions due to deliveries, total inventory increased $44.2 million, excluding inventory not owned, because we purchased $149.4 million of land during the six months ended April 30, 2010.  We have recently been able to identify new land parcels at prices that generate reasonable returns under the current homebuilding market conditions. Substantially all homes under construction or completed and included in inventory at April 30, 2010 are expected to be closed during the next 12 months.  Most inventory completed or under development was/is partially financed through our line of credit and debt and equity issuances.

The total inventory increase discussed above excluded the decrease in consolidated inventory not owned of $27.9 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with ASC 470-40, “Debt-Product Financing Arrangements”, ASC 840-40, “Leases-Sales-Leaseback Transactions”, and variable interest entities in accordance with ASC 810.  See “Notes to Condensed Consolidated Financial Statements”-Note 16 for additional information on ASC 810.  Specific performance options inventory decreased $8.5 million for the period.  This decrease was primarily due to the fact that some lots previously recorded as a future obligation in the Northeast were taken down during the first quarter.  Variable interest entity options inventory decreased $8.6 million as we continue to take down land or walk away from deals previously consolidated.  Other options inventory decreased $10.8 million for the period.  Other options consist of inventory financed via a model home program and structured lot option agreements.  Model home inventory financed through the model lease program decreased $8.3 million because we have terminated the use of these models in certain communities where the models were no longer needed and in conjunction therewith also terminated the option to purchase those models.  Structured lot option inventory decreased $2.5 million.  This decrease was primarily in the Mid-Atlantic where we walked away from a land purchase transaction during the first quarter of fiscal 2010.

We usually option property for development prior to acquisition.  By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option.  As a result, our commitment for major land acquisitions is reduced.  However, our inventory representing “Land and land options held for future development or sale” at April 30, 2010, on the Condensed Consolidated Balance Sheets, increased by $57.5 million compared to October 31, 2009.  The increase is due to the acquisition of new land in the Southeast, Southwest and West segments, as land prices became more attractive during the first half of the fiscal year.  Included in “Land and land options held for future development or sale inventory” are amounts associated with inventory in mothballed communities.  We mothball (or stop development on) communities when we determine the current performance does not justify further investment at this time.  That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve.  As of April 30, 2010, we have mothballed land in 67 communities.  The net book value associated with these 67 communities at April 30, 2010 was $275.9 million, net of an impairment balance of $530.8 million.  We continually review communities to determine if mothballing is appropriate or to re-activate previously mothballed communities as we did with 6 and 10 communities in the three and six months ended April 30, 2010, respectively.

The following table summarizes home sites included in our total residential real estate.  Due to the recent land purchases discussed above, total home sites available at April 30, 2010 increased compared to October 31, 2009.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
April 30, 2010:

Northeast	14	1,493	4,768	6,261
Mid-Atlantic	25	2,215	2,306	4,521
Midwest	22	2,833	199	3,032
Southeast	14	708	1,312	2,020
Southwest	87	3,901	1,609	5,510
West	16	1,903	5,861	7,764

Consolidated total	178	13,053	16,055	29,108

Unconsolidated joint ventures		1,650	931	2,581

Total including unconsolidated joint ventures		14,703	16,986	31,689

Owned		6,893	10,515	17,408
Optioned		5,992	5,540	11,532

Controlled lots		12,885	16,055	28,940

Construction to permanent financing lots		168	-	168

Consolidated total		13,053	16,055	29,108

Lots controlled by unconsolidated joint ventures		1,650	931	2,581

Total including unconsolidated joint ventures		14,703	16,986	31,689

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2009:

Northeast	18	1,718	5,033	6,751
Mid-Atlantic	27	1,980	2,046	4,026
Midwest	21	3,005	102	3,107
Southeast	14	620	798	1,418
Southwest	78	4,115	1,144	5,259
West	21	2,507	4,890	7,397

Consolidated total	179	13,945	14,013	27,958

Unconsolidated joint ventures		2,200	376	2,576

Total including unconsolidated joint ventures		16,145	14,389	30,534

Owned		6,724	9,753	16,477
Optioned		7,083	4,260	11,343

Controlled lots		13,807	14,013	27,820

Construction to permanent financing lots		138	-	138

Consolidated total		13,945	14,013	27,958

Lots controlled by unconsolidated joint ventures		2,200	376	2,576

Total including unconsolidated joint ventures		16,145	14,389	30,534

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities.

	April 30, 2010			October 31, 2009

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	80	15	95	103	14	117
Mid-Atlantic	54	24	78	69	25	94
Midwest	47	19	66	40	19	59
Southeast	56	6	62	50	1	51
Southwest	350	99	449	364	82	446
West	39	71	110	33	83	116

Total	626	234	860	659	224	883

Started or completed unsold homes and models per active and substantially completed communities	3.5	1.3	4.8	3.7	1.2	4.9

The decrease in total started unsold homes compared to the prior year end is primarily due to a focused effort to sell inventoried homes during the first and second quarters of fiscal 2010.

Investments in and advances to unconsolidated joint ventures decreased $1.0 million during the six months ended April 30, 2010.  This decrease is primarily due to distributions received from certain joint ventures during the three and six months ended April 30, 2010.  As of April 30, 2010, we have investments in eight homebuilding joint ventures and six land development joint ventures.  Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes increased $11.3 million since October 31, 2009, to $55.7 million at April 30, 2010.  The increase is primarily due to the purchase of a note in our Southwest segment which will allow us to acquire the property that collateralizes the note.  The increase is also due to an increase in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods.

Property, plant and equipment decreased $5.5 million during the six months ended April 30, 2010, primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

Prepaid expenses and other assets were as follows:

	April 30,	October 31,	Dollar
(In thousands)	2010	2009	Change

Prepaid insurance	$2,998	$5,118	$(2,120)
Prepaid project costs	44,584	50,227	(5,643)
Senior residential rental properties	7,086	7,003	83
Other prepaids	25,676	25,832	(156)
Other assets	10,032	9,979	53

Total	$90,376	$98,159	$(7,783)

Prepaid insurance decreased due to amortization of certain liability insurance premium costs during the six months ended April 30, 2010.  These costs are amortized over the life of the associated insurance policy, which can be one to three years.  Prepaid project costs decreased for homes delivered and have not yet been replenished by spending on prepaids for new communities.  Prepaid project costs consist of community specific expenditures that are used over the life of the community.  Such prepaids are expensed as homes are delivered.

Financial Services - Mortgage loans held for sale or investment consist primarily of residential mortgages receivable held for sale of $55.0 million and $66.0 million at April 30, 2010 and October 31, 2009, respectively, which are being temporarily warehoused and are awaiting sale in the secondary mortgage market.  Also included are residential mortgages receivable held for investment of $3.1 million and $3.5 million at April 30, 2010 and October 31, 2009, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house.  Historically, we have incurred minimal credit losses.  We have reserves for potential losses on mortgages we currently hold.  The decrease in mortgage loans held for sale or investment from October 31, 2009 is directly related to a decrease in the volume of loans originated during the second quarter of 2010 compared to the fourth quarter of 2009.

Income taxes payable of $62.4 million at October 31, 2009 decreased $36.1 million in the six months ended April 30, 2010 to $26.3 million due to the payment of $17 million in taxes during the period, as well as due to the change in tax legislation that became effective on November 6, 2009, which allowed us to carryback our 2009 net operating loss five years and record a tax benefit of $291.3 million during the first quarter of 2010.  We received $274.1 million of that federal tax refund during the second quarter of 2010, and we expect to receive the remaining $17.2 million later this fiscal year.

Accounts payable and other liabilities are as follows:

	April 30,	October 31,	Dollar
(In thousands)	2010	2009	Change

Accounts payable	$89,524	$99,175	$(9,651)
Reserves	137,544	136,481	1,063
Accrued expenses	43,297	54,169	(10,872)
Accrued compensation	15,114	17,237	(2,123)
Other liabilities	15,689	18,660	(2,971)
Total	$301,168	$325,722	$(24,554)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the second quarter of fiscal 2010, compared to the fourth quarter of fiscal 2009.  The decrease in accrued expenses is primarily due to decreases in property tax, payroll and advertising expenses paid in fiscal 2010 and amortization of abandoned lease space accruals.  The decrease in accrued compensation was primarily due to the payment of our fiscal year 2009 bonuses during the first quarter of 2010 and six months of the fiscal 2010 bonus being accrued as of April 30, 2010.  The decrease in other liabilities is primarily due to the payoff of a note on a community in the Northeast segment that was paid during the first quarter of fiscal 2010.

Customer deposits decreased $3.9 million from $18.8 million at October 31, 2009 to $14.9 million at April 30, 2010.  This decrease is primarily due to lower average sales prices of homes in backlog and certain incentive programs in place that allow for lower deposit amounts.

Liabilities from inventory not owned decreased $27.1 million, from $96.9 million at October 31, 2009 to $69.8 million at April 30, 2010.  The decrease in these amounts is directly correlated to the change in “Consolidated inventory not owned” on the Condensed Consolidated Balance Sheets, which is explained in the discussion of inventory in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Mortgage warehouse line of credit under our secured master repurchase agreement decreased $8.1 million from $55.9 million at October 31, 2009 to $47.8 million at April 30, 2010.  The decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2009 to April 30, 2010, as this line of credit is used to finance the origination of the mortgage loans held for sale.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED APRIL 30, 2009

Total revenues

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
(In thousands)	April 30, 2010	April 30, 2009	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$310,493	$381,698	$(71,205)	(18.7)%
Land sales and other revenues	1,033	7,274	(6,241)	(85.8)%
Financial services	7,059	9,027	(1,968)	(21.8)%

Total revenues	$318,585	$397,999	$(79,414)	(20.0)%

	Six Months Ended
(In thousands)	April 30, 2010	April 30, 2009	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$619,846	$740,750	$(120,904)	(16.3)%
Land sales and other revenues	3,719	13,687	(9,968)	(72.8)%
Financial services	14,665	17,346	(2,681)	(15.5)%

Total revenues	$638,230	$771,783	$(133,553)	(17.3)%

Homebuilding

Compared to the same periods last year, sale of homes revenues decreased $71.2 million, or 18.7%, during the three months ended April 30, 2010 and decreased $120.9 million, or 16.3%, during the six months ended April 30, 2010.  These declines were primarily due to the number of home deliveries declining 19.5% and 14.9% for the three and six month periods, respectively.  Average price per home increased to $278,000 for the three months ended April 30, 2010, compared to $275,000 for the same period of the prior year.  Average price per home decreased to $281,000 for the six months ended April 30, 2010 compared to $285,000 for the same period of the prior year.  The fluctuations in average prices are a result of geographic and community mix of our deliveries rather than price increases or decreases in individual communities.  Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  For further details on the decline in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended April 30,			Six Months Ended April 30,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Northeast:
Dollars	$56,955	$83,752	(32.0)%	$125,669	$169,988	(26.1)%
Homes	149	191	(22.0)%	317	385	(17.7)%

Mid-Atlantic:
Dollars	$67,634	$70,887	(4.6)%	$133,710	$139,882	(4.4)%
Homes	176	199	(11.6)%	358	382	(6.3)%

Midwest:
Dollars	$16,029	$23,887	(32.9)%	$39,433	$50,760	(22.3)%
Homes	70	114	(38.6)%	181	227	(20.3)%

Southeast:
Dollars	$22,041	$32,834	(32.9)%	$46,718	$66,849	(30.1)%
Homes	93	141	(34.0)%	187	298	(37.2)%

Southwest:
Dollars	$103,428	$113,514	(8.9)%	$185,552	$200,119	(7.3)%
Homes	465	520	(10.6)%	844	890	(5.2)%

West:
Dollars	$44,406	$56,824	(21.9)%	$88,764	$113,152	(21.6)%
Homes	165	223	(26.0)%	322	414	(22.2)%

Consolidated total:
Dollars	$310,493	$381,698	(18.7)%	$619,846	$740,750	(16.3)%
Homes	1,118	1,388	(19.5)%	2,209	2,596	(14.9)%

Unconsolidated joint
ventures:
Dollars	$33,106	$22,522	47.0%	$54,006	$47,034	14.8%
Homes	79	71	11.3%	117	146	(19.9)%

Totals:
Housing revenues	$343,599	$404,220	(15.0)%	$673,852	$787,784	(14.5)%
Homes delivered	1,197	1,459	(18.0)%	2,326	2,742	(15.2)%

The decrease in housing revenues during the three and six months ended April 30, 2010 was due to a continued decline in the number of open for sale communities from 215 at April 30, 2009 to 178 at April 30, 2010.  During the three and six months ended April 30, 2010, housing revenues decreased in all of our homebuilding segments combined by 18.7% and 16.3%, respectively, and average sales prices increased 1.0% in the three months ended April 30, 2010 and decreased 1.7% in the six months ended April 30, 2010.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries.  Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts (1) for the Six Months Ended April 30,		Contract Backlog as of April 30,
(Dollars in thousands)	2010	2009	2010	2009

Northeast:
Dollars	$107,587	$169,998	$175,029	$211,943
Homes	276	366	416	478

Mid-Atlantic:
Dollars	$120,653	$129,467	$137,805	$155,537
Homes	328	378	356	381

Midwest:
Dollars	$43,710	$52,334	$53,609	$66,064
Homes	234	260	306	324

Southeast:
Dollars	$42,570	$51,136	$31,767	$30,106
Homes	184	244	132	109

Southwest:
Dollars	$193,822	$170,468	$89,512	$75,153
Homes	886	827	393	357

West:
Dollars	$79,898	$99,724	$46,926	$53,973
Homes	318	472	186	209

Consolidated total:
Dollars	$588,240	$673,127	$534,648	$592,776
Homes	2,226	2,547	1,789	1,858

Unconsolidated joint ventures:
Dollars	$56,725	$38,765	$84,208	$147,587
Homes	134	104	176	221

Totals:
Dollars	$644,965	$711,892	$618,856	$740,363
Homes	2,360	2,651	1,965	2,079

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of prior contracts in the same period.

Our reported level of sales contracts (net of cancellations) has been impacted by a reduction in our open for sale community count compared to the first half of 2009, as we have focused on generating cash flow by selling inventory in our existing communities.  In the first half of 2010, our open for sale community count stabilized only decreasing by one from our open for sale community count at October 31, 2009.  However, contracts per community in the first half of 2010 are 12.5 compared to the same period in the prior year of 11.8, an indicator of some improvement in the market over last year’s first six months.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter.  For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2010	2009	2008	2007	2006

First	21%	31%	38%	36%	30%
Second	17%	24%	29%	32%	32%
Third		23%	32%	35%	33%
Fourth		24%	42%	40%	35%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog.  The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2010	2009	2008	2007	2006

First	13%	22%	16%	17%	11%
Second	17%	31%	24%	19%	15%
Third		23%	20%	18%	14%
Fourth		20%	30%	26%	16%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract.  Cancellations also occur as a result of buyers’ failures to qualify for a mortgage, which generally occurs during the first few weeks after signing.  However, beginning in fiscal 2007, we experienced a higher than normal number of cancellations later in the construction process.  These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan.  In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues.  While our cancellation rate based on gross sales contracts for the second quarter of fiscal 2010 is lower than it has been for several years, and is actually slightly below what we view as a more normalized level, it is difficult to predict if this trend will continue.  The cancellation rate as a percentage of beginning backlog for the second quarter of fiscal 2010 (although higher than the first quarter of 2010) was also lower than it has been for several prior quarters.

Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below).  A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended April 30,		Six Months Ended April 30,
(Dollars in thousands)	2010	2009	2010	2009

Sale of homes	$310,493	$381,698	$619,846	$740,750

Cost of sales, net of impairment reversals and excluding interest	256,913	350,178	516,721	688,608

Homebuilding gross margin, before cost of sales interest expense and land charges	53,580	31,520	103,125	52,142

Cost of sales interest expense, excluding land sales interest expense	18,524	24,785	38,372	47,389

Homebuilding gross margin, after cost of sales interest expense, before land charges	35,056	6,735	64,753	4,753

Land charges	1,186	310,194	6,152	420,375

Homebuilding gross margin, after cost of sales interest expense and land charges	$33,870	$(303,459)	$58,601	$(415,622)

Gross margin percentage, before cost of sales interest expense and land charges	17.3%	8.3%	16.6%	7.0%

Gross margin percentage, after cost of sales interest expense, before land charges	11.3%	1.8%	10.4%	0.6%

Gross margin percentage, after cost of sales interest expense and land charges	10.9%	(79.5)%	9.5%	(56.1)%

Cost of sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	68.6%	75.7%	69.0%	77.1%
Commissions	3.5%	3.5%	3.4%	3.3%
Financing concessions	2.3%	2.4%	2.3%	2.4%
Overheads	8.3%	10.1%	8.7%	10.2%
Total cost of sales, before interest expense and land charges	82.7%	91.7%	83.4%	93.0%
Gross margin percentage, before cost of sales interest expense and land charges	17.3%	8.3%	16.6%	7.0%

Cost of sales interest	6.0%	6.5%	6.2%	6.4%
Gross margin percentage, after cost of sales interest expense and before land charges	11.3%	1.8%	10.4%	0.6%

We sell a variety of home types in various communities, each yielding a different gross margin.  As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down.  Total homebuilding gross margins, before interest expense and land impairment and option write off charges, increased to 17.3% during the three months ended April 30, 2010 compared to 8.3% for the same period last year and increased to 16.6% during the six months ended April 30, 2010 compared to 7.0% for the same period last year.  The increase in gross margin percentage is partially the result of the benefit of impairment reserve reversals, as previously impaired homes are delivered without further market deterioration.  In addition, the prior year included final deliveries in older communities with lower gross margins, while in 2010 we have increased the number of deliveries from new communities where we have acquired the land at more reasonable prices resulting in higher gross margins.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $1.2 million and $310.2 million during the three months ended April 30, 2010 and 2009, respectively, and $6.2 million and $420.4 million during the six months ended April 30, 2010 and 2009, respectively, to their estimated fair value.  During the three and six months ended April 30, 2010, we wrote-off residential land options and approval and engineering costs amounting to zero and $1.7 million, compared to $9.1 million and $23.6 million for the three and six months ended April 30, 2009, which are included in the total adjustments mentioned above.  When a community is redesigned, abandoned engineering costs are written-off.  Option and approval and engineering costs are written-off when a community’s proforma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option.  We recorded inventory impairments of $1.2 million and $301.1 million during the three months ended April 30, 2010 and 2009 and $4.5 million and $396.8 million during the six months ended April 30, 2010 and 2009, respectively. Inventory impairments for the first half of fiscal 2010 were lower than they have been in several years, as we have begun to see stabilization in prices and sales pace in most of our segments.  It is difficult to predict if this trend will continue and, should it become necessary to continue to lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  See “Notes to Condensed Consolidated Financial Statements” - Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(In thousands)	2010	2009	2010	2009

Land and lot sales	$335	$3,101	$1,035	$5,900
Cost of sales, excluding interest	13	970	21	3,215
Land and lot sales gross margin, excluding interest	322	2,131	1,014	2,685
Land sales interest expense	221	1,255	221	1,780
Land and lot sales gross margin, including interest	$101	$876	$793	$905

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain.  As a result, projecting the amount and timing of land sales is difficult.  For the six months ended April 30, 2010, the primary land sale was for commercially zoned property acquired as part of a land purchase for residential homes.  We allocated the entire land cost to the residential homes, as the value of the commercial property was uncertain.  We built and delivered all the homes in the community several years ago, and ultimately sold the commercial property this quarter.  We had no book value for this property, so the costs associated with the sale are commission and other closing costs.

Land sales and other revenues decreased $6.2 million and $10.0 million for the three and six months ended April 30, 2010, respectively, compared to the same periods in the prior year.  Other Revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk aways and miscellaneous one-time receipts.  In addition to the $2.8 million and $4.9 million reduction in land sales revenue for the three and six months ended April 30, 2010 shown above, the primary reason for the decrease was a reduction in interest income due to lower excess cash in interest bearing accounts, as well as lower interest rates for both the three and six months of fiscal 2010 compared to 2009.  Also contributing to the decrease is significantly less income from forfeited customer deposits as a result of less cancellations in fiscal 2010 compared to fiscal 2009.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues decreased to 13.6% for the three months ended April 30, 2010, compared to 15.6% for the three months ended April 30, 2009, and decreased to 13.7% for the six months ended April 30, 2010, compared to 17.5% for the six months ended April 30, 2009.  Expenses decreased $18.5 million and $46.4 million for the three and six months ended April 30, 2010 compared to the same periods last year as we have reduced these costs through headcount reduction, other cost saving measures and a decreased number of communities.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended April 30,
(Dollars in thousands, except average sales price)	2010	2009	Variance	Variance %

Northeast
Homebuilding revenue	$57,046	$86,402	$(29,356)	(34.0)%
Loss before taxes	$(4,551)	$(130,209)	$125,658	96.5%
Homes delivered	149	191	(42)	(22.0)%
Average sales price	$382,248	$438,492	$(56,244)	(12.8)%
Contract cancellation rate	18.9%	24.8%	(5.9)%

Mid-Atlantic
Homebuilding revenue	$67,716	$71,336	$(3,620)	(5.1)%
Income (loss) before taxes	$1,522	$(22,240)	$23,762	106.8%
Homes delivered	176	199	(23)	(11.6)%
Average sales price	$384,284	$356,216	$28,068	7.9%
Contract cancellation rate	22.0%	31.8%	(9.8)%

Midwest
Homebuilding revenue	$16,117	$23,965	$(7,848)	(32.7)%
Loss before taxes	$(3,785)	$(10,034)	$6,249	62.3%
Homes delivered	70	114	(44)	(38.6)%
Average sales price	$228,986	$209,535	$19,451	9.3%
Contract cancellation rate	10.8%	17.0%	(6.2)%

Southeast
Homebuilding revenue	$22,375	$33,663	$(11,288)	(33.5)%
Loss before taxes	$(2,767)	$(23,971)	$21,204	88.5%
Homes delivered	93	141	(48)	(34.0)%
Average sales price	$237,000	$232,865	$4,135	1.8%
Contract cancellation rate	8.9%	16.4%	(7.5)%

Southwest
Homebuilding revenue	$103,823	$115,708	$(11,885)	(10.3)%
Income (loss) before taxes	$7,045	$(30,702)	$37,747	122.9%
Homes delivered	465	520	(55)	(10.6)%
Average sales price	$222,426	$218,296	$4,130	1.9%
Contract cancellation rate	16.9%	27.4%	(10.5)%

West
Homebuilding revenue	$44,491	$57,024	$(12,533)	(22.0)%
Loss before taxes	$(4,534)	$(155,144)	$150,610	97.1%
Homes delivered	165	223	(58)	(26.0)%
Average sales price	$269,127	$254,816	$14,311	5.6%
Contract cancellation rate	19.7%	17.2%	2.5%

	Six Months Ended April 30,
(Dollars in thousands, except average sales price)	2010	2009	Variance	Variance %

Northeast
Homebuilding revenue	$126,507	$173,447	$(46,940)	(27.1)%
Loss before taxes	$(14,772)	$(230,311)	$215,539	93.6%
Homes delivered	317	385	(68)	(17.7)%
Average sales price	$396,432	$441,527	$(45,095)	(10.2)%
Contract cancellation rate	23.3%	26.2%	(2.9)%

Mid-Atlantic
Homebuilding revenue	$134,739	$140,841	$(6,102)	(4.3)%
Income (loss) before taxes	$2,121	$(49,756)	$51,877	104.3%
Homes delivered	358	382	(24)	(6.3)%
Average sales price	$373,492	$366,183	$7,309	2.0%
Contract cancellation rate	22.8%	36.1%	(13.3)%

Midwest
Homebuilding revenue	$39,549	$50,995	$(11,446)	(22.4)%
Loss before taxes	$(6,025)	$(14,742)	$8,717	59.1%
Homes delivered	181	227	(46)	(20.3)%
Average sales price	$217,862	$223,612	$(5,750)	(2.6)%
Contract cancellation rate	13.3%	20.2%	(6.9)%

Southeast
Homebuilding revenue	$47,160	$68,787	$(21,627)	(31.4)%
Loss before taxes	$(4,955)	$(40,032)	$35,077	87.6%
Homes delivered	187	298	(111)	(37.2)%
Average sales price	$249,829	$224,326	$25,503	11.4%
Contract cancellation rate	12.4%	24.5%	(12.1)%

Southwest
Homebuilding revenue	$186,371	$203,968	$(17,597)	(8.6)%
Income (loss) before taxes	$10,936	$(39,724)	$50,660	127.5%
Homes delivered	844	890	(46)	(5.2)%
Average sales price	$219,848	$224,853	$(5,005)	(2.2)%
Contract cancellation rate	18.9%	29.9%	(11.0)%

West
Homebuilding revenue	$88,970	$113,368	$(24,398)	(21.5)%
Loss before taxes	$(10,407)	$(195,787)	$185,380	94.7%
Homes delivered	322	414	(92)	(22.2)%
Average sales price	$275,665	$273,314	$2,351	0.9%
Contract cancellation rate	15.9%	16.9%	(1.0)%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 34.0% and 27.1% for the three and six months ended April 30, 2010, respectively, compared to the same periods of the prior year.  The decreases were primarily due to a 22.0% and 17.7% decrease in homes delivered and a 12.8% and 10.2% decrease in average sales price for the three and six months ended April 30, 2010, respectively.  Loss before income taxes decreased $125.7 million and $215.5 million to a loss of $4.6 million and $14.8 million for the three and six months ended April 30, 2010.  This decrease is mainly due to a $109.8 million and $163.5 million decrease in inventory impairment losses and land option write-offs recorded for the three and six months ended April 30, 2010, respectively.  In addition, gross margin percentage before interest expense increased for the three and six months ended April 30, 2010, respectively.

Mid-Atlantic - Homebuilding revenues decreased 5.1% and 4.3% for the three and six months ended April 30, 2010, respectively, compared to the same periods of the prior year.  The decreases were primarily due to a 11.6% and 6.3% decrease in homes delivered which was offset by a 7.9% and 2.0% increase in average sales price for the three and six months ended April 30, 2010, respectively, as a result of the different mix of communities delivering in 2010 compared to 2009.  Loss before income taxes decreased $23.8 million and $51.9 million to a profit of $1.5 million and $2.1 million for the three and six months ended April 30, 2010, respectively, due partly to a $15.4 million and $34.2 million decrease in inventory impairment losses and land option write-offs for the three and six months, as well as increased gross margin for the period.

Midwest - Homebuilding revenues decreased 32.7% and 22.4% for the three and six months ended April 30, 2010, respectively, compared to the same periods of the prior year.  The decreases were primarily due to a 38.6% and 20.3% decrease in homes delivered and a 9.3% increase and 2.6% decrease in average sales price for the three and six months ended April 30, 2010, respectively.  The fluctuations in average sales prices were the result of the mix of communities delivering in the three and six months ended April 30, 2010 compared to the same periods of 2009.  Loss before income taxes decreased $6.2 million and $8.7 million to a loss of $3.8 million and $6.0 million for the three and six months ended April 30, 2010, respectively.  The decrease in the loss for the three and six months ended April 30, 2010, was primarily due to increased gross margin for the period.

Southeast - Homebuilding revenues decreased 33.5% and 31.4% for the three and six months ended April 30, 2010, respectively, compared to the same periods of the prior year.  The decreases were primarily due to a 34.0% and 37.2% decrease in homes delivered, partially offset by a 1.8% and 11.4% increase in average sales price.  The increased average sales price was primarily due to the different mix of communities delivering in 2010 compared to 2009.  For example, there were no deliveries in Ft. Myers in the three and six months ended April 30, 2010 compared to 5 and 28 deliveries at an average sales price of $51,000 and $70,000 during the same period in 2009.  Loss before income taxes decreased $21.2 million and $35.1 million to a loss of $2.8 million and $5.0 million for the three and six months ended April 30, 2010, respectively, due partly to a $17.2 million and $24.9 million decrease in inventory impairment losses and land option write-offs for the three and six months ended April 30, 2010, as well as increased gross margin for the period.

Southwest - Homebuilding revenues decreased 10.3% and 8.6% for the three and six months ended April 30, 2010 compared to the same periods of the prior year.  The decreases were primarily due to a 10.6% and 5.2% decrease in homes delivered and a 1.9% increase and 2.2% decrease in average selling price for the three and six months ended April 30, 2010, as a result of the different mix of communities delivering in the three and six months ended April 30, 2010 compared to the same periods of 2009.  Loss before income taxes decreased $37.7 million and $50.7 million to a profit of $7.0 million and $10.9 million for the three and six months ended April 30, 2010, respectively.  The return to profitability for the three and six months ended April 30, 2010 was also partially due to a $26.6 million and $33.0 million decrease in inventory impairment losses and land option write-offs, as well as increased gross margin for the period.

West - Homebuilding revenues decreased 22.0% and 21.5% for the three and six months ended April 30, 2010, respectively, compared to the same periods of the prior year.  The decreases were primarily due to a 26.0% and 22.2% decrease in homes delivered, partially offset by a 5.6% and 0.9% increase in average selling price for the three and six months ended April 30, 2010, respectively.  The decrease in deliveries was the result of the continued slowing of the housing market in California and reduced active communities as nearly half of our mothballed communities are in the West.  Loss before income taxes decreased $150.6 million and $185.4 million to a loss of $4.5 million and $10.4 million for the three and six months ended April 30, 2010.  The decreased loss for the three and six months ended April 30, 2010 was primarily due to an $134.7 million and $153.2 million decrease in inventory impairments and land option write-offs taken in the three and six months ended April 2010, respectively, compared to the same periods in the prior year.  In addition, gross margin before interest expense increased for the three and six months ended April 30, 2010, as we are starting to see signs of price stabilization in this market and the benefit of impairment reserve reversals as homes are delivered.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of non-agency and non-governmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of the tightening standards by mortgage lenders, none of the loans we originated during fiscal 2009 and the first half of 2010 were Alt-A or sub-prime. As Alt-A and sub-prime originations declined, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination.  FHA/VA loans represented 47.9% and 43.7% for the first half of fiscal 2010 and 2009, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and six months ended April 30, 2010, financial services provided a $1.4 million and $3.6 million pretax profit, respectively, compared to $2.5 million and $4.1 million of pretax profit for the same period of fiscal 2009.  While revenues were down 15.5% for the first half of fiscal 2010, costs were down 16.8%.  This was due primarily to salary reductions and the elimination of account manager salaries during the latter part of fiscal 2009. There were severance payments resulting from personnel reduction in the first quarter of 2009 which did not re-occur in 2010.  In addition, we amortized the applicable portion of an accrual for vacant lease space and began collecting rent from a sublease during the first half of 2010.  The decrease in pretax profit is also due to decreased mortgage settlements for the six months ended April 30, 2010 compared to the same period in the prior year.  In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 78.9% and 78.3% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended April 30, 2010 and 2009, respectively, and 79.3% and 77.7% during the six months ended April 30, 2010 and 2009, respectively.  Servicing rights on new mortgages originated by us will be sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey.  These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety.  Corporate general and administrative expenses decreased to $14.2 million for the three months ended April 30, 2010, compared to $18.4 million for the three months ended April 30, 2009, and decreased to $30.4 million for the six months ended April 30, 2010, compared to $49.3 million for the six months ended April 30, 2009.  During the first quarter of fiscal 2009, the Chief Executive Officer, Chief Financial Officer and each of the non-executive members of the Board of Directors consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights).  As a result of this cancellation, we recorded an additional expense of $12.3 million in the first half of 2009.  This charge to operations was offset by a credit to paid in capital.  Excluding this option cancellation expense, corporate, general and administrative expenses decreased $4.2 million and $6.6 million for the three and six months ended April 30, 2010 compared to the same period of 2009, primarily due to reduced salaries resulting from headcount reduction, and continued tightening of variable spending.

Other Interest

Other interest increased $4.8 million and $6.2 million for the three and six months ended April 30, 2010, respectively, compared to the three and six months ended April 30, 2009.  Our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed.  As our inventory balances have decreased from the six months ended April 30, 2009 compared to the six months ended April 30, 2010, the amount of interest required to be directly expensed has increased.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, minority interest relating to consolidated joint ventures, and corporate owned life insurance.  Other operations decreased to $1.8 million and $3.7 million for the three and six months ended April 30, 2010, respectively, compared to $4.9 million and $6.6 million for the three and six months ended April 30, 2009, respectively.  The decreases were primarily due to decreased prepaid bond fees amortization as our debt has been reduced and decreased rent expenses from amortization of abandoned lease accruals.

Gain on Extinguishment of Debt

During the three and six months ended April 30, 2010, we repurchased in the open market a total of $87.6 million principal amount and $98.9 million principal amount, respectively, of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $70.0 million and $78.7 million, respectively, plus accrued and unpaid interest.  We recognized a gain of $17.2 million and $19.8 million, respectively, net of the write-off of unamortized discounts and fees related to these purchases which represents the difference between the aggregate principal amount of the notes purchased and the total purchase price.  During the three and six months ended April 30, 2009, we repurchased in the open market a total of $525.0 million principal amount and $578.3 million principal amount, respectively, of various issues of our unsecured senior notes and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $208.4 million and $223.1 million, respectively, plus accrued and unpaid interest.  We recognized a gain of $311.3 million and $349.5 million, respectively, net of the write-off of unamortized discounts and fees, related to these purchases.  In addition, on December 3, 2008, we exchanged a total of $71.4 million principal amount of various issues of our unsecured senior notes due 2012 through 2017 for $29.3 million in senior secured 18% notes due 2017.  This exchange resulted in a recognized gain of $41.3 million.  We may continue to make additional debt purchases and/or exchanges through tender offers, open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.

Income (Loss) From Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $0.4 million and less than $0.1 million for the three and six months ended April 30, 2010, respectively, compared to losses of $10.1 million and $32.7 million for the three and six months ended April 30, 2009, respectively. The change from loss to income is mainly due to significant charges in the three and six months ended April 30, 2009 for the write down of our investment in one of our joint ventures where the full amount of the investment is deemed to be other-than temporarily impaired, as well as for our share of the losses from inventory impairments from another of our joint ventures.  We did not have any investment write-downs or impairments in our joint ventures during the first half of 2010.

Total Taxes

Total income tax provision was $0.7 million for the three months ended April 30, 2010 due to interest related to an increase in tax reserves for uncertain tax positions.  The total income tax benefit was $290.5 million for the six months ended April 30, 2010, primarily due to the benefit recognized for a federal net operating loss carryback.  On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, pursuant to which, the Company was able to carryback its 2009 net operating loss five years to previously profitable years that were not available to the Company for carryback prior to this tax legislation.  We recorded the benefit for the carryback of $291.3 million in the first quarter of fiscal 2010.  We received $274.1 million of the federal income tax refund in the second quarter of 2010 and expect to receive the remaining $17.2 million later this fiscal year.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.  If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried back to income in prior years, if available, or carried forward to future years to recover the deferred tax assets.  In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard.  Given the continued downturn in the homebuilding industry during 2007, 2008 and 2009, resulting in additional inventory and intangible impairments, we are in a three year cumulative loss position as of October 31, 2009.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and in this circumstance, the Company does not rely on projections of future taxable income to support the recovery of deferred tax assets.  Our valuation allowance for current and deferred tax assets increased $7.6 million during the three months ended April 30, 2010 due to reserving for the tax benefit generated from the losses during the period.  However, allowance decreased $273.9 million during the six months ended April 30, 2010 primarily due to the impact of a federal net operating loss carryback recorded in the first quarter of 2010.  At April 30, 2010, our total valuation allowance amounted to $713.7 million.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes.  These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months.  Construction costs for residential buildings represent approximately 61.8% of our homebuilding cost of sales.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long-term debt.  In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit under our secured master repurchase agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration.  In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors.  Accordingly, the risk from mortgage loans is not material.  We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans.  We are also subject to foreign currency risk, but we do not believe that this risk is material.  The following table sets forth as of April 30, 2010, our long-term debt obligations principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of April 30, 2010 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	FV at April 30, 2010

Long term debt(1):
Fixed rate	$8,083	$879	$103,108	$55,016	$95,638	$1,421,667	$1,684,391	$1,644,173
Weighted average interest rate	6.49%	6.76%	8.55%	7.77%	6.45%	9.25%	8.99%

(1)  Does not include the mortgage warehouse line of credit made under our secured master repurchase agreement.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 30, 2010.  Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures as of April 30, 2010 are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 5, 2004).  No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the six months ended April 30, 2010 (excluding any purchases that may have been made by certain members of the Hovnanian family, which would have been reported in filings with the Securities and Exchange Commission).  The maximum number of shares that may yet be purchased under the Company’s plans or programs is 0.6 million.

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

10.1	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(7)
10.2	Amended and Restated Senior Executive Short-Term Incentive Plan.(8)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 9, 2008.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 21, 2009.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2009.

(7)	Incorporated by reference to the definitive Proxy Statement on Schedule 14A of the Registrant on filed on February 1, 2010.

(8)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on March 22, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
(Registrant)

DATE:	June 4, 2010
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	June 4, 2010
/S/PAUL W. BUCHANAN
Paul W. Buchanan
Senior Vice President/
Chief Accounting Officer