Form 10-Q
period 2010-07-31
HOVNANIAN ENTERPRISES INC
filed 2010-09-08
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For quarterly period ended JULY 31, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  63,113,576 shares of Class A Common Stock and 14,565,245 shares of Class B Common Stock were outstanding as of September 3, 2010.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX	PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of July 31,
2010 (unaudited) and October 31, 2009	3

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended July 31, 2010 and 2009	5

Condensed Consolidated Statement of Equity
(unaudited) for the nine months ended July 31, 2010	6

Condensed Consolidated Statements of Cash Flows (unaudited)
for the nine months ended July 31, 2010 and 2009	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	60

Item 4. Controls and Procedures	61

PART II. Other Information
Item 1. Legal Proceedings	61

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	61

Item 6. Exhibits	62

Signatures	63

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	July 31, 2010	October 31, 2009
ASSETS	(Unaudited)	(1)

Homebuilding:
Cash and cash equivalents	$390,921	$419,955

Restricted cash	117,792	152,674

Inventories:
Sold and unsold homes and lots under development	566,338	631,302

Land and land options held for future
development or sale	433,853	372,143

Consolidated inventory not owned:
Specific performance options	20,679	30,534
Variable interest entities	34,817	45,436
Other options	13,135	30,498

Total consolidated inventory not owned	68,631	106,468

Total inventories	1,068,822	1,109,913

Investments in and advances to unconsolidated
joint ventures	37,553	41,260

Receivables, deposits, and notes	51,476	44,418

Property, plant, and equipment – net	66,093	73,918

Prepaid expenses and other assets	87,844	98,159

Total homebuilding	1,820,501	1,940,297

Financial services:
Cash and cash equivalents	19,315	6,737
Restricted cash	3,648	4,654
Mortgage loans held for sale	61,456	69,546
Other assets	4,857	3,343

Total financial services	89,276	84,280

Total assets	$1,909,777	$2,024,577

(1)  Derived from the audited balance sheet as of October 31, 2009.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	July 31, 2010	October 31, 2009
LIABILITIES AND EQUITY	(Unaudited)	(1)

Homebuilding:
Nonrecourse land mortgages	$5,425	$-
Accounts payable and other liabilities	282,009	325,722
Customers’ deposits	11,268	18,811
Nonrecourse mortgages secured by operating
properties	20,875	21,507
Liabilities from inventory not owned	59,590	96,908

Total homebuilding	379,167	462,948

Financial services:
Accounts payable and other liabilities	13,919	14,507
Mortgage warehouse line of credit	55,958	55,857

Total financial services	69,877	70,364

Notes payable:
Senior secured notes	784,219	783,148
Senior notes	711,508	822,312
Senior subordinated notes	120,170	146,241
Accrued interest	33,095	26,078

Total notes payable	1,648,992	1,777,779

Income tax payable	19,167	62,354

Total liabilities	2,117,203	2,373,445

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $.01 par value - authorized 100,000
shares; issued 5,600 shares at July 31,
2010 and at October 31, 2009 with a
liquidation preference of $140,000	135,299	135,299
Common stock, Class A, $.01 par value – authorized
200,000,000 shares; issued 74,808,246 shares at
July 31, 2010 and 74,376,946 shares at
October 31, 2009 (including 11,694,720
shares at July 31, 2010 and
October 31, 2009 held in Treasury)	748	744
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) – authorized
30,000,000 shares; issued 15,257,043 shares at
July 31, 2010 and 15,265,067 shares at
October 31, 2009 (including 691,748 shares at
July 31, 2010 and October 31, 2009 held in
Treasury)	153	153
Paid in capital - common stock	462,207	455,470
Accumulated deficit	(691,306)	(826,007)
Treasury stock - at cost	(115,257)	(115,257)

Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(208,156)	(349,598)

Non-controlling interest in consolidated joint ventures	730	730

Total equity deficit	(207,426)	(348,868)

Total liabilities and equity	$1,909,777	$2,024,577

(1) Derived from the audited balance sheet as of October 31, 2009.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Revenues:
Homebuilding:
Sale of homes	$368,077	$367,141	$987,923	$1,107,891
Land sales and other revenues	3,770	11,044	7,489	24,731

Total homebuilding	371,847	378,185	995,412	1,132,622
Financial services	8,753	8,929	23,418	26,275

Total revenues	380,600	387,114	1,018,830	1,158,897

Expenses:
Homebuilding:
Cost of sales, excluding interest	306,054	337,869	822,796	1,029,693
Cost of sales interest	22,184	24,621	60,777	73,790
Inventory impairment loss and land option write-offs	48,959	101,130	55,111	521,505

Total cost of sales	377,197	463,620	938,684	1,624,988

Selling, general and administrative	42,184	55,264	127,615	187,130

Total homebuilding expenses	419,381	518,884	1,066,299	1,812,118

Financial services	6,168	6,345	17,194	19,568

Corporate general and administrative	14,816	15,494	45,232	64,763

Other interest	22,671	23,942	71,634	66,696

Other operations	1,791	1,957	5,455	8,550

Total expenses	464,827	566,622	1,205,814	1,971,695

Gain on extinguishment of debt	5,256	37,016	25,047	427,804

Loss from unconsolidated joint
ventures	(871)	(5,537)	(853)	(38,220)

Loss before income taxes	(79,842)	(148,029)	(162,790)	(423,214)

State and federal income tax (benefit) provision:
State	(6,988)	1,542	(6,160)	23,318
Federal	-	19,341	(291,331)	19,411

Total taxes	(6,988)	20,883	(297,491)	42,729

Net (loss) income	$(72,854)	$(168,912)	$134,701	$(465,943)

Per share data:
Basic:
(Loss) income per common share	$(0.92)	$(2.16)	$1.71	$(5.96)
Weighted average number of common
shares outstanding	78,763	78,065	78,662	78,208

Assuming dilution:
(Loss) income per common share	$(0.92)	$(2.16)	$1.69	$(5.96)
Weighted average number of common
shares outstanding	78,763	78,065	79,873	78,208

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In Thousands Except Share Amounts)
(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Non-Controlling Interest	Total Equity Deficit

Balance, November 1, 2009	62,682,226	$744	14,573,319	$153	5,600	$135,299	$455,470	$(826,007)	$(115,257)	$730	$(348,868)

Stock options amortization and issuances, net of tax	152,590	1					3,785				3,786

Restricted stock amortization, issuances and forfeitures, net of tax	270,686	3					2,952				2,955

Conversion of Class B to Class A Common Stock	8,024		(8,024)								-

Net income								134,701			134,701

Balance, July 31, 2010	63,113,526	$748	14,565,295	$153	5,600	$135,299	$462,207	$(691,306)	$(115,257)	$730	$(207,426)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$134,701	$(465,943)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	9,089	13,114
Compensation from stock options and awards	7,022	10,968
Stock option cancellations	-	12,269
Amortization of bond discounts and deferred financing costs	3,757	915
(Gain) loss on sale and retirement of property
and assets	(71)	320
Loss from unconsolidated joint ventures	853	38,220
Distributions of earnings from unconsolidated joint ventures	1,812	2,418
Gain on extinguishment of debt	(25,047)	(427,804)
Inventory impairment and land option write-offs	55,111	521,505
Decrease (increase) in assets:
Mortgage notes receivable	8,090	30,458
Restricted cash, receivables, prepaids, deposits and
other assets	36,258	36,035
Inventories	(14,020)	272,123
State and Federal income tax assets	-	126,826
(Decrease) increase in liabilities:
State and Federal income tax liabilities	(43,187)	60,428
Customers’ deposits	(7,543)	(3,007)
Accounts payable, interest and other accrued liabilities	(74,884)	(174,230)
Net cash provided by operating activities	91,941	54,615
Cash flows from investing activities:
Net proceeds from sale of property and assets	348	1,009
Purchase of property, equipment and other fixed assets	(1,503)	(552)
Investments in and advances to unconsolidated
joint ventures	(3,595)	(9,637)
Distributions of capital from unconsolidated joint ventures	4,637	4,596
Net cash used in investing activities	(113)	(4,584)
Cash flows from financing activities:
Proceeds (payments) from mortgages and notes	4,793	(1,864)
Net payments related to mortgage
warehouse line of credit	101	(34,971)
Deferred financing costs from note issuances	(1,602)	(3,987)
Principal payments and debt repurchases	(111,576)	(306,136)
Net cash used in financing activities	(108,284)	(346,958)
Net increase (decrease) in cash and cash equivalents	(16,456)	(296,927)
Cash and cash equivalents balance, beginning
of period	426,692	848,056
Cash and cash equivalents balance, end of period	$410,236	$551,129

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Nine Months Ended
	July 31,
	2010	2009
Supplemental disclosures of cash flow:
Cash paid (received) during the period for:
Interest, net of capitalized interest	$125,912	$181,136
Income taxes	$(254,304)	$(145,437)

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Hovnanian Enterprises, Inc. and Subsidiaries (“the Company”, “we”, “us” or “our”) has reportable segments consisting of six Homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and the Financial Services segment (see Note 15).

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

2.  For the three and nine months ended July 31, 2010, the Company’s total stock-based compensation expense was $2.6 million and $7.1 million, respectively.  Included in this total stock-based compensation expense was the vesting of stock options of $1.2 million and $3.7 million for the three and nine months ended July 31, 2010, respectively.

3.  Interest costs incurred, expensed and capitalized were:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2010	2009	2010	2009

Interest capitalized at
beginning of period	$155,126	$179,282	$164,340	$170,107
Plus interest incurred(1)	38,107	43,944	116,449	145,042
Less cost of sales interest
expensed	22,184	24,621	60,777	73,790
Less other interest expensed(2)(3)	22,671	23,942	71,634	66,696
Interest capitalized at
end of period(4)	$148,378	$174,663	$148,378	$174,663

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

4.  Accumulated depreciation at July 31, 2010 and October 31, 2009 amounted to $72.2 million and $67.4 million, respectively, for our homebuilding property, plant and equipment.

5.  We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the nine months ended July 31, 2010, our discount rates used for the impairments recorded ranged from 17.5% to 20.3%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are presented in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $49.7 million and $94.6 million for the three months ended July 31, 2010 and 2009, respectively, and $54.1 million and $491.4 million for the nine months ended July 31, 2010 and 2009, respectively.

The following table represents inventory impairments by homebuilding segment for the three and nine months ended July 31, 2010 and 2009:

	Three Months Ended	Three Months Ended
(Dollars in millions)	July 31, 2010	July 31, 2009

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	6	$13.5	$29.8	5	$20.3	$65.9
Mid-Atlantic	-	-	-	9	14.5	36.5
Midwest	-	-	-	4	1.4	5.0
Southeast	7	1.1	3.8	17	2.8	11.8
Southwest	1	0.1	0.2	7	6.0	21.3
West	14	35.0	48.4	9	49.6	72.7
Total	28	$49.7	$82.2	51	$94.6	$213.2

	Nine Months Ended	Nine Months Ended
(Dollars in millions)	July 31, 2010	July 31, 2009

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	8	$16.6	$35.5	24	$181.9	$392.7
Mid-Atlantic	2	0.5	1.5	46	40.8	131.8
Midwest	-	-	-	8	5.4	17.0
Southeast	13	1.5	5.0	73	28.3	94.1
Southwest	2	0.2	0.4	41	32.4	84.4
West	15	35.3	48.8	49	202.6	372.2
Total	40	$54.1	$91.2	241	$491.4	$1,092.2

(1)  Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

"Homebuilding-Inventory impairment loss and land option write-offs" on the Condensed Consolidated Statements of Operations also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not intend to exercise options in various locations because the communities' proforma profitability is not projected to produce adequate returns on investment commensurate with the risk.  The total write-offs were $(0.7) million and $6.5 million for the three months ended July 31, 2010 and 2009, respectively, and $1.0 million and $30.1 million for the nine months ended July 31, 2010 and 2009, respectively.  Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.

The following table represents write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three and nine months ended July 31, 2010 and 2009:

Three Months Ended July 31,		Nine Months Ended July 31,
2010	2009	2010	2009

(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	-	-	78	$3.2	259	$1.5	684	$9.7
Mid-Atlantic	-	-	4	(0.3)	184	0.1	1,906	8.2
Midwest	547	-	64	-	547	(0.1)	222	1.4
Southeast	-	$(0.7)	-	-	-	(0.6)	153	(0.1)
Southwest	-	-	121	3.6	409	0.1	879	10.3
West	-	-	158	-	-	-	158	0.6
Total	547	$(0.7)	425	$6.5	1,399	$1.0	4,002	$30.1

We have decided to mothball (or stop development on) certain communities in some of our segments where we have determined the current performance does not justify further investment at this time.  When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.  During the third quarter of fiscal 2010, we did not mothball any communities but re-activated one previously mothballed community and sold five previously mothballed communities, which is the primary cause of the net reduction in the book value of our mothballed communities of $41.1 million, net of an impairment reserve balance of $12.2 million.  As of July 31, 2010, the net book value associated with our 61 total mothballed communities was $234.8 million, net of impairment charges of $543.1 million.

6.  We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities and land development infrastructure.  We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer.  In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general and administrative costs.  For homes delivered in fiscal 2010 and 2009, our deductible under our general liability insurance is $20 million per occurrence with an aggregate $20 million for liability claims and an aggregate $21.5 million for construction defect claims.  Additions and charges in the warranty reserve and general liability accrual for the three and nine months ended July 31, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2010	2009	2010	2009

Balance, beginning of period	$127,350	$118,887	$127,868	$125,738
Additions	7,600	21,610	27,046	42,657
Charges incurred	(11,313)	(10,839)	(31,277)	(38,737)
Balance, end of period	$123,637	$129,658	$123,637	$129,658

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

Insurance claims paid by our insurance carriers were $6.9 million and $6.8 million for the three months ended July 31, 2010 and 2009, respectively, and $17.1 million and $26.3 million for the nine months ended July 31, 2010 and 2009, respectively.

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

As previously reported in the Company’s 10-Q for the quarters ended January 31, 2010 and April 30, 2010, the Company was engaged in discussions with the U. S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) regarding alleged violations of storm water discharge requirements. In resolution of this matter, in April 2010 we agreed to the terms of a Consent Decree with the EPA, DOJ and the states of Virginia, Maryland, West Virginia and the District of Columbia (collectively the “States”). The Consent Decree was approved by the federal district court in August 2010. Under the terms of the Consent Decree we have paid a fine of $1.0 million collectively to the United States and the States and have agreed to perform under the terms of the Consent Decree for a minimum of three years, which includes implementing certain operational and training measures nationwide to facilitate ongoing compliance with storm water regulations.

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

8.  Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased.  Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts.  We believe we help to mitigate this risk by depositing our cash in major financial institutions.  At July 31, 2010, $238.9 million of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

9.  In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder.  Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $97.3 million and $130.3 million of letters of credit outstanding as of July 31, 2010 and October 31, 2009, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of July 31, 2010 and October 31, 2009, the amount of cash collateral in these segregated accounts was $101.5 million and $135.2 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with Citibank, N.A. (“Citibank Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 5, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable upon the sale of each mortgage loan to a permanent investor at LIBOR plus 4.00%.  As of July 31, 2010, the aggregate principal amount of all borrowings under the Citibank Master Repurchase Agreement was $36.3 million. The Citibank Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Citibank Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2010, we believe we were in compliance with the covenants of the Citibank Master Repurchase Agreement.

In addition to the Citibank Master Repurchase Agreement discussed above, on July 19, 2010, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $25 million through July 18, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at LIBOR floor of 2.00% plus applicable margin ranging from 2.50% to 3.00% based on the takeout investor and type of loan.  As of July 31, 2010, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $19.7 million. The Chase Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Chase Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2010, we believe we were in compliance with the covenants of the Chase Master Repurchase Agreement.

10.  At July 31, 2010, we had $797.2 million ($784.2 million net of discount) of outstanding senior secured notes, comprised of $0.5 million 11 1/2% Senior Secured Notes due 2013, $785.0 million 10 5/8% Senior Secured Notes due 2016 and $11.7 million 18% Senior Secured Notes due 2017.  At July 31, 2010 we also had $713.2 million of outstanding senior notes ($711.5 million net of discount), comprised of $35.5 million 8% Senior Notes due 2012, $54.4 million 6 1/2% Senior Notes due 2014, $29.2 million 6 3/8% Senior Notes due 2014, $52.7 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017.  In addition, we had $120.2 million of outstanding senior subordinated notes, comprised of $66.7 million 8 7/8% Senior Subordinated Notes due 2012, and $53.5 million 7 3/4% Senior Subordinated Notes due 2013.

During the three months ended January 31, 2010, the remaining $13.6 million of our 6% Senior Subordinated Notes due 2010 matured and was paid.  In addition, during the three and nine months ended July 31, 2010, we repurchased in open market transactions $2.0 million and $27.0 million principal amount of our 6 1/2% Senior Notes due 2014, respectively, $9.0 million and $54.5 million principal amount of our 6 3/8% Senior Notes due 2014, respectively, $13.6 million and $29.5 million principal amount of our 6 1/4% Senior Notes due 2015, respectively.  Also, during the nine months ended July 31, 2010, we repurchased in open market transactions $1.4 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $11.1 million principal amount of 7 3/4% Senior Subordinated Notes due 2013.  The aggregate purchase price for these repurchases was $19.3 million and $97.9 million for the three and nine months ended July 31, 2010, respectively, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $5.3 million and $25.0 million for the three and nine months ended July 31, 2010, respectively, net of the write-off of unamortized discounts and fees.  The gains from the repurchases are included in the Condensed Consolidated Statement of Operations for the three and nine months ended July 31, 2010 as “Gain on extinguishment of debt”.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, certain of our financial services subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and our foreign subsidiary (see Note 20).  The indentures governing the senior secured, senior and senior subordinated notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the senior secured, senior, and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2010, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions, or otherwise depending on market conditions and covenant restrictions.

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured, senior, and senior subordinated notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends through fiscal 2010, and possibly beyond.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016.  At July 31, 2010, the aggregate book value of the real property collateral securing these notes was approximately $776.6 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $357.4 million as of July 31, 2010, which includes $101.5 million of restricted cash also collateralizing certain letters of credit.  Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

Basic earnings per share is computed by dividing net income (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period.  Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock.  For the nine months ended July 31, 2010, diluted earnings per common share was computed using the weighted average number of shares outstanding adjusted for the 1.2 million incremental shares attributed to non-vested stock and outstanding options to purchase common stock.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.  For the nine months ended July 31, 2010, 3.5 million options to purchase common stock had an exercise price greater than the average market price. For the three months ended July 31, 2010, and the three and nine months ended July 31, 2009, 7.1 million, 8.0 million and 6.8 million, respectively, of non-vested stock and options to purchase common stock were outstanding and anti-dilutive as we had a net loss in each of those periods.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There have been no purchases during the nine months ended July 31, 2010.  As of July 31, 2010, 3.4 million shares of Class A Common Stock have been purchased under this program.

12.  On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000.  Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three and nine months ended July 31, 2010 and 2009, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in the indentures governing our senior secured, senior and senior subordinated notes discussed above.  We anticipate we will be restricted from paying dividends for the foreseeable future.

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

14.  Total income tax benefit was $7.0 million for the three months ended July 31, 2010, primarily due to a decrease in tax reserves for uncertain tax positions.  The total income tax benefit was $297.5 million for the nine months ended July 31, 2010, primarily due to the benefit recognized for a federal net operating loss carryback.  On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss five years to previously profitable years that were not available to the Company for carryback prior to this tax legislation.  We recorded a benefit for the carryback of $291.3 million in the first quarter of fiscal 2010.  We received $274.1 million of the federal income tax refund in the second quarter of 2010 and expect to receive the remaining $17.2 million by the first quarter of fiscal 2011.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.  If the combination of future years income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried back to income in prior years, if available, or carried forward to future years to recover the deferred tax assets.  In accordance with ASC 740 “Income Taxes” (ASC 740), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard.  Given the continued downturn in the homebuilding industry during 2007, 2008 and 2009, which has resulted in additional inventory and intangible impairments, we were in a three year cumulative loss position as of October 31, 2009.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred tax assets increased $33.0 million during the three months ended July 31, 2010 due to reserving for the federal tax benefit generated from the losses during the period.  However, the allowance decreased $240.9 million during the nine months ended July 31, 2010 primarily due to the impact of the federal net operating loss carryback recorded in the first quarter of 2010, partially offset by additional reserves recorded for the federal tax benefit generated from the losses during the period.  At July 31, 2010, our total valuation allowance amounted to $746.6 million.

15.  Our operating segments are components of our business for which discrete financial information is available and reviewed regularly by the chief operating decision-maker, our Chief Executive Officer, to evaluate performance and make operating decisions.  Based on this criteria, each of our communities qualifies as an operating segment, and therefore, it is impractical to provide segment disclosures for this many segments.  As such, we have aggregated the homebuilding operating segments into six reportable segments.

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

Corporate and unallocated primarily represents operations at our headquarters in Red Bank, New Jersey.  This includes our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety.  It also includes interest income and interest expense resulting from interest incurred that cannot be capitalized in inventory in the Homebuilding segments, as well as the gains or losses on extinguishment of debt from debt repurchases or exchanges.

Evaluation of segment performance is based primarily on operating earnings from continuing operations before provision for income taxes (“(Loss) income before income taxes”).  (Loss) income before income taxes for the Homebuilding segments consists of revenues generated from the sales of homes and land, (loss) income from unconsolidated entities, management fees and other income, less the cost of homes and land sold, selling, general and administrative expenses, interest expense and non-controlling interest expense.  Income before income taxes for the Financial Services segment consists of revenues generated from mortgage financing, title insurance and closing services, less the cost of such services and certain selling, general and administrative expenses and interest expenses incurred by the Financial Services segment.

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

Financial information relating to the Company’s operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2010	2009	2010	2009

Revenues:
Northeast	$92,179	$86,163	$218,686	$259,610
Mid-Atlantic	72,876	76,521	207,615	217,362
Midwest	24,437	30,075	63,986	81,069
Southeast	28,843	23,617	76,003	92,404
Southwest	103,597	113,403	289,968	317,370
West	49,966	48,070	138,936	161,438
Total homebuilding	371,898	377,849	995,194	1,129,253
Financial services	8,753	8,929	23,418	26,275
Corporate and unallocated	(51)	336	218	3,369
Total revenues	$380,600	$387,114	$1,018,830	$1,158,897

(Loss) income before income taxes:
Northeast	$(15,510)	$(43,201)	$(30,281)	$(273,511)
Mid-Atlantic	3,248	(16,834)	5,369	(66,590)
Midwest	(1,190)	(3,806)	(7,215)	(18,548)
Southeast	(1,352)	(7,900)	(6,307)	(47,933)
Southwest	7,033	(16,036)	17,969	(55,760)
West	(39,070)	(63,795)	(49,477)	(259,582)
Homebuilding loss before income taxes	(46,841)	(151,572)	(69,942)	(721,924)
Financial services	2,585	2,584	6,224	6,707
Corporate and unallocated	(35,586)	959	(99,072)	292,003
Loss before income taxes	$(79,842)	$(148,029)	$(162,790)	$(423,214)

	July 31,	October 31,
(In thousands)	2010	2009

Assets:
Northeast	$507,603	$559,257
Mid-Atlantic	180,009	200,908
Midwest	56,988	54,560
Southeast	53,853	60,441
Southwest	211,146	191,495
West	182,191	163,710
Total homebuilding	1,191,790	1,230,371
Financial services	89,276	84,280
Corporate and unallocated	628,711	709,926
Total assets	$1,909,777	$2,024,577

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

At July 31, 2010, all seven VIEs we were required to consolidate were the result of our options to purchase land or lots from the selling entities.  We have cash deposits to these VIEs totaling $5.8 million.  Our option deposits represent our maximum exposure to loss.  The fair value of the property owned by these VIEs, as of the date of consolidation, was $34.8 million.  Because we do not own an equity interest in any of the unaffiliated VIEs that we must consolidate pursuant to ASC 810, we generally have little or no control or influence over the operations of these entities or their owners.  When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required.  In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing.  In these cases, it is assumed that the entities funded the acquisition of the property with debt and the only asset recorded is the land or lots we have the option to buy with a related offset for the assumed third party financing of the variable interest entity.  At July 31, 2010, the balance reported in liabilities from inventory not owned related to these VIEs was $29.0 million.  Creditors of these seven VIEs have no recourse against us.

We will continue to control land and lots using options.  Including the deposits with the seven VIEs described above, at July 31, 2010, we had total cash and letters of credit deposits amounting to approximately $37.9 million to purchase land and lots with a total purchase price of $811.2 million.  Not all our deposits are with VIEs.  The maximum exposure to loss is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

See Note 18 for a recent accounting pronouncement which may impact our accounting for VIEs.

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

(Dollars in thousands)		July 31, 2010
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$19,853	$410	$20,263
Inventories	258,684	73,565	332,249
Other assets	16,732	-	16,732
Total assets	$295,269	$73,975	$369,244

Liabilities and equity:
Accounts payable and accrued liabilities	$22,315	$16,495	$38,810
Notes payable	165,769	37,628	203,397
Total liabilities	188,084	54,123	$242,207
Equity of:
Hovnanian Enterprises, Inc.	29,873	2,738	32,611
Others	77,312	17,114	94,426
Total equity	107,185	19,852	127,037
Total liabilities and equity	$295,269	$73,975	$369,244
Debt to capitalization ratio	61%	65%	62%

(Dollars in thousands)		October 31, 2009
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$22,502	$1,539	$24,041
Inventories	281,556	83,833	365,389
Other assets	25,889	87	25,976
Total assets	$329,947	$85,459	$415,406

Liabilities and equity:
Accounts payable and accrued liabilities	$19,236	$17,108	$36,344
Notes payable	193,567	40,051	233,618
Total liabilities	212,803	57,159	269,962
Equity of:
Hovnanian Enterprises, Inc.	32,183	9,068	41,251
Others	84,961	19,232	104,193
Total equity	117,144	28,300	145,444
Total liabilities and equity	$329,947	$85,459	$415,406
Debt to capitalization ratio	62%	59%	62%

As of both July 31, 2010 and October 31, 2009, we had advances outstanding of approximately $12.1 million to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above.  On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $37.6 million and $41.3 million at July 31, 2010 and October 31, 2009, respectively.  In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  During the first nine months of fiscal 2010, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures have sustained an other than temporary impairment during that period.

	For the Three Months Ended July 31, 2010
(Dollars in thousands)	Homebuilding	Land Development	Total

Revenues	$45,729	$2,346	$48,075
Cost of sales and expenses	(49,754)	(2,490)	(52,244)
Joint venture net loss	$(4,025)	$(144)	$(4,169)
Our share of net loss	$(553)	$(83)	$(636)

	For the Three Months Ended July 31, 2009
(Dollars in thousands)	Homebuilding	Land Development	Total

Revenues	$24,387	$9,120	$33,507
Cost of sales and expenses	(29,602)	(9,303)	(38,905)
Joint venture net loss	$(5,215)	$(183)	$(5,398)
Our share of net loss	$(774)	$(214)	$(988)

	For the Nine Months Ended July 31, 2010
(Dollars in thousands)	Homebuilding	Land Development	Total

Revenues	$101,410	$12,606	$114,016
Cost of sales and expenses	(101,163)	(18,641)	(119,804)
Joint venture net income (loss)	$247	$(6,035)	$(5,788)
Our share of net loss	$(34)	$(494)	$(528)

	For the Nine Months Ended July 31, 2009
(Dollars in thousands)	Homebuilding	Land Development	Total

Revenues	$73,314	$12,611	$85,925
Cost of sales and expenses	(189,967)	(13,880)	(203,847)
Joint venture net loss	$(116,653)	$(1,269)	$(117,922)
Our share of net loss	$(19,452)	$(674)	$(20,126)

Loss from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the loss of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the loss from these unconsolidated joint ventures disclosed in the tables above for the three and nine months ended July 31, 2009 compared to the Condensed Consolidated Statements of Operations is due primarily to the write down of our investment in joint ventures where we determined that our investment had an other than temporary impairment.  For the three and nine months ended July 31, 2010, the minor difference is primarily due to one joint venture that had net income for which we do not get any share of the profit because of the cumulative equity position of the joint venture, the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures.  Our ownership interests in the joint ventures vary but are generally less than or equal to 50%.  In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture.  In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets, in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing, however, our more recently established joint ventures have not obtained any financing, therefore all capital is equity.  Generally, the amount of such financing is targeted to be no more than 50% of the joint venture’s total assets.  However, because of impairments realized in the joint ventures the average debt to capitalization ratio of all our joint ventures is currently 62%.  This financing is obtained on a non-recourse basis, with guarantees from us limited only to performance and completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a VIE under ASC 810 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in our second quarter of fiscal 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, will not have a material impact on our condensed consolidated financial statements.

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

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at July 31, 2010	Fair Value at October 31, 2009

Mortgage loans held for sale (1)	Level 2	$59,271	$65,786
Interest rate lock commitments	Level 2	453	254
Forward contracts	Level 2	(1,410)	(702)
		$58,314	$65,338

(1)  The aggregate unpaid principal balance was $57.5 million and $64.8 million at July 31, 2010 and October 31, 2009, respectively.

We elected the fair-value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments” (“ASC 825”), which permits us to measure financial instruments at fair value on a contract-by-contract basis.  Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.  In addition, the fair value of servicing rights is included in the Company’s loans held for sale as of July 31, 2010.  Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold.  Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.  Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for under ASC 825 are initially measured at fair value.  Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss).  The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended July 31, 2010
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Increase (decrease) in fair value included in net (loss) income, all reflected in financial services revenues	$1,088	$122	$(565)

	Three Months Ended July 31, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Increase (decrease) in fair value included in net (loss) income, all reflected in financial services revenues	$822	$401	$(1,450)

	Nine Months Ended July 31, 2010
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Increase (decrease) in fair value included in net (loss) income, all reflected in financial services revenues	$783	$198	$(708)

	Nine Months Ended July 31, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Increase (decrease) in fair value included in net (loss) income, all reflected in financial services revenues	$2,348	$910	$(2,860)

The Financial Services segment had a pipeline of loan applications in process of $240.0 million at July 31, 2010.  Loans in process for which interest rates were committed to the borrowers totaled approximately $84.4 million as of July 31, 2010.  Substantially all of these commitments were for periods of 60 days or less.  Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure.  These instruments involve, to varying degrees, elements of credit and interest rate risk.  Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards.  The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts.  At July 31, 2010, the segment had open commitments amounting to $25.5 million to sell MBS with varying settlement dates through August 19, 2010.

Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse land and operating properties mortgages, letter of credit agreements and facilities, mortgage warehouse line of credit, accrued interest, and the senior secured, senior and senior subordinated notes payable.  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  The fair value of each of the senior secured, senior and senior subordinated notes is estimated based on recent trades for the same or similar issues or the quoted market prices on the current rates offered to us for debt of the same remaining maturities.  The fair value of the senior secured, senior and senior subordinated notes is estimated at $804.0 million, $525.3 million and $111.7 million, respectively, as of July 31, 2010 and $788.2 million, $603.5 million and $113.3 million, respectively, as of October 31, 2009.  The fair value of our other financial instruments approximates their recorded values.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three and nine months ended July 31, 2010.  The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Non-financial Assets
		Three Months Ended
		July 31, 2010
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$52,787	$(27,428)	$25,359
Land and land options held for future development or sale	Level 3	$29,434	$(22,219)	$7,215

		Nine Months Ended
		July 31, 2010
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$56,173	$(28,817)	$27,356
Land and land options held for future development or sale	Level 3	$35,063	$(25,339)	$9,724

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the nine months ended July 31, 2010, our discount rates used for the impairments recorded ranged from 17.5% to 20.3%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are presented in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $49.7 million and $94.6 million for the three months ended July 31, 2010 and 2009, respectively, and $54.1 million and $491.4 million for the nine months ended July 31, 2010 and 2009, respectively.

20.  Hovnanian Enterprises, Inc., the parent company (the “Parent”) is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares.  One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of July 31, 2010 had issued and outstanding $797.2 million face value of senior secured notes ($784.2 million, net of discount), $713.2 million face value of senior notes ($711.5 million, net of discount), and $120.2 million of senior subordinated notes.  The senior secured notes, senior notes and senior subordinated notes are fully and unconditionally guaranteed by the Parent.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 31, 2010
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$13,879	$370,906	$1,236,361	$199,355		$$1,820,501
Financial services			4,120	85,156		89,276
Investments in and amounts due to and from consolidated subsidiaries	(200,612)	2,070,587	(2,182,803)	124,827	188,001	-
Total assets	$(186,733)	$2,441,493	$(942,322)	$409,338	$188,001	$1,909,777

LIABILITIES AND EQUITY:
Homebuilding	$126		$$376,615	$2,426		$$379,167
Financial services			3,941	65,936		69,877
Notes payable		1,648,824	168			1,648,992
Income taxes payable	21,297	329	(2,464)	5		19,167
Stockholders’ (deficit) equity	(208,156)	792,340	(1,320,582)	340,241	188,001	(208,156)
Non-controlling interest in consolidated joint ventures				730		730
Total liabilities and equity	$(186,733)	$2,441,493	$(942,322)	$409,338	$188,001	$1,909,777

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2010
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$7	$(89)	$369,733	$3,435	$(1,239)	$371,847
Financial services			1,690	7,063		8,753
Intercompany charges		32,566	(49,356)	664	16,126	-
Total revenues	7	32,477	322,067	11,162	14,887	380,600

Expenses:
Homebuilding	2,509	38,480	410,146	1,484	6,040	458,659
Financial services	124		1,397	4,804	(157)	6,168
Total expenses	2,633	38,480	411,543	6,288	5,883	464,827
Gain on extinguishment
of debt		5,256				5,256
Loss from
unconsolidated joint
ventures			(420)	(451)		(871)
(Loss) income before income taxes	(2,626)	(747)	(89,896)	4,423	9,004	(79,842)
State and federal income tax
(benefit) provision	(14,735)	(1,774)	305,583	(1,534)	(294,528)	(6,988)
Equity in income (loss)
of consolidated
subsidiaries	(84,963)				84,963	-
Net (loss) income	$(72,854)	$1,027	$(395,479)	$5,957	$388,495	$(72,854)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2009
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$13	$321	$378,854	$240	$(1,243)	$378,185
Financial services			2,117	6,812		8,929
Intercompany charges		44,691	(61,433)	(208)	16,950	-
Total revenues	13	45,012	319,538	6,844	15,707	387,114

Expenses:
Homebuilding	1,994	45,143	508,726	543	3,871	560,277
Financial services	122		1,588	4,806	(171)	6,345
Total expenses	2,116	45,143	510,314	5,349	3,700	566,622
Gain on extinguishment
of debt		37,041	(25)			37,016
Loss from
unconsolidated joint
ventures			(290)	(5,247)		(5,537)
(Loss) income before income taxes	(2,103)	36,910	(191,091)	(3,752)	12,007	(148,029)
State and federal
income tax
provision (benefit)	20,883	12,918	2,727	1,772	(17,417)	20,883
Equity in income (loss)
of consolidated
subsidiaries	(145,926)				145,926	-
Net (loss) income	$(168,912)	$23,992	$(193,818)	$(5,524)	$175,350	$(168,912)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2010
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$15	$(252)	$995,608	$3,761	$(3,720)	$995,412
Financial services			4,596	18,822		23,418
Intercompany charges		97,125	(139,260)	(208)	42,343	-
Total revenues	15	96,873	860,944	22,375	38,623	1,018,830

Expenses:
Homebuilding	6,865	117,599	1,049,760	377	14,019	1,188,620
Financial services	384		4,188	13,131	(509)	17,194
Total expenses	7,249	117,599	1,053,948	13,508	13,510	1,205,814
Gain on extinguishment
of debt		25,047				25,047
(Loss) income from
unconsolidated joint
ventures			(1,088)	235		(853)
(Loss) income before income taxes	(7,234)	4,321	(194,092)	9,102	25,113	(162,790)
State and federal income
tax (benefit) provision	(305,238)		7,743	4		(297,491)
Equity in income (loss)
of consolidated
subsidiaries	(163,303)				163,303	-
Net (loss) income	$134,701	$4,321	$(201,835)	$9,098	$188,416	$134,701

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2009
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$13	$3,287	$1,131,675	$1,366	$(3,719)	$1,132,622
Financial services			5,938	20,337		26,275
Intercompany charges		170,658	(202,290)	(725)	32,357	-
Total revenues	13	173,945	935,323	20,978	28,638	1,158,897

Expenses:
Homebuilding	22,852	148,323	1,785,051	2,233	(6,332)	1,952,127
Financial services	496		4,971	14,474	(373)	19,568
Total expenses	23,348	148,323	1,790,022	16,707	(6,705)	1,971,695
Gain on extinguishment
of debt		427,598	206			427,804
Loss from
unconsolidated joint
ventures			(32,435)	(5,785)		(38,220)
(Loss) income before income taxes	(23,335)	453,220	(886,928)	(1,514)	35,343	(423,214)
State and federal income
tax provision (benefit)	42,729	158,627	(120,906)	806	(38,527)	42,729
Equity in income (loss)
of consolidated
subsidiaries	(399,879)				399,879	-
Net (loss) income	$(465,943)	$294,593	$(766,022)	$(2,320)	$473,749	$(465,943)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2010
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$134,701	$3,992	$(201,506)	$9,098	$188,416	$134,701
Adjustments to reconcile net
income (loss) to net cash
provided by (used in)
operating activities	(26,607)	69,277	(59,209)	162,195	(188,416)	(42,760)
Net cash provided by (used in)
operating activities	108,094	73,269	(260,715)	171,293	-	91,941
Net cash (used in) provided by
investing activities			(1,008)	895		(113)
Net cash (used in) provided by
financing activities		(113,178)	4,793	101		(108,284)
Intercompany investing and financing activities – net	(108,094)	(3,016)	445,672	(334,562)		-
Net (decrease) increase in cash	-	(42,925)	188,742	(162,273)	-	(16,456)
Cash and cash equivalents
balance, beginning of period	10	292,407	(15,584)	149,859		426,692
Cash and cash equivalents balance, end of period	$10	$249,482	$173,158	$(12,414)	$ -	$410,236

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2009
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(465,943)	$294,593	$(766,022)	$(2,320)	$473,749	$(465,943)
Adjustments to reconcile net
(loss) income to net cash
(used in) provided by
operating activities	(241,775)	(235,596)	1,472,503	(825)	(473,749)	520,558
Net cash (used in) provided by
operating activities	(707,718)	58,997	706,481	(3,145)	-	54,615
Net cash provided by (used in)
investing activities			253	(4,837)		(4,584)
Net cash used in
financing activities		(310,123)	(1,864)	(34,971)		(346,958)
Intercompany investing and financing activities – net	707,711	(41,393)	(701,935)	35,617		-
Net (decrease) increase in cash	(7)	(292,519)	2,935	(7,336)	-	(296,927)
Cash and cash equivalents
balance, beginning of period	17	846,495	(15,950)	17,494		848,056
Cash and cash equivalents balance, end of period	$10	$553,976	$(13,015)	$10,158	$ -	$551,129

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006, the U. S. housing market has been impacted by a declining consumer confidence, increasing home foreclosure rates and increasing supplies of resale and new home inventories.  The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates, and increased price discounts and other sales incentives to attract homebuyers.  Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize subprime, Alt-A, and other non-prime mortgage products.  The overall economy weakened significantly and fears of a prolonged economic weakness are still present due to high unemployment levels, further deterioration in consumer confidence and the reduction in extensions of credit and consumer spending.  As a result, we experienced significant decreases in our revenues and gross margins during 2007, 2008 and 2009 compared with prior years.  During 2010, the homebuilding market has exhibited a large degree of choppiness.  Signs of this choppiness can be seen in key measures, such as our gross margin, cancellation rates and total deliveries.  Although we continued to see declines in deliveries and revenues during the first and second quarters of fiscal 2010, both were relatively flat in the third quarter compared to the same period in the prior year.  This occurred because we had a strong delivery quarter as we delivered a lot of homes for customers taking advantage of the federal homebuyer tax credit that expired June 30, 2010.  Our gross margin percentage has increased to 16.8% for the nine months ended July 31, 2010 from 7.7% for the nine months ended July 31, 2009, and our contract cancellation rate of 23% in the third quarter of fiscal 2010 is consistent with more normalized levels, as seen in fiscal 2003 and 2004.  Net contracts per active selling community decreased to 17.1 for the nine months ended July 31, 2010 compared to 20.1 in the same period in the prior year.  Active selling communities decreased by 7.6% compared with the same period a year ago.  Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, the expiration of the federal homebuyers’ tax credit on April 30, 2010 and the threat of more foreclosures continue to hinder a recovery in the housing market.

We have exposure to additional impairments of our inventories, which, as of July 31, 2010, have a book value of $1.1 billion, net of $885.6 million of impairments recorded on 170 of our communities.  We also have $76.7 million invested in 14,793 lots under option, including cash and letters of credit option deposits of $37.9 million as of July 31, 2010.  We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it.  As of July 31, 2010, we have total investments in, and advances to, unconsolidated joint ventures of $37.6 million.  Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our investment in joint ventures for recoverability, which has resulted in total reductions in our investment in joint ventures of $115.8 million from the second half of fiscal 2006, the first period in which we had impairments on our joint ventures, through July 31, 2010.  We still have exposure to future write-downs of our investment in unconsolidated joint ventures if conditions deteriorate further in the markets in which our joint ventures operate.

As the market for new homes declined, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace.  We delayed and cancelled planned land purchases and renegotiated land prices and significantly reduced our total number of controlled lots owned and under option.  Additionally, we significantly reduced our total number of speculative homes put into production over the past several years.  Recently, however, we have begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces and plan to pursue such land acquisitions.  New land purchases at pricing that will generate good investment returns and drive greater operating efficiencies are needed to return to profitability.  During the first three quarters of fiscal 2010, we increased our controlled lots by 4,665 and we opened 53 new communities.  During the third quarter of fiscal 2010, we purchased approximately 850 lots within 45 newly identified communities (communities that were controlled subsequent to January 31, 2009).   In the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010, we had an increase in active communities in consecutive quarters.  This is the first consecutive quarter increase in community count since the second quarter of fiscal 2007.  In addition, we put under option approximately 4,700 lots in 62 newly identified communities during the third quarter of 2010.  We have also closely evaluated and made reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $138.3 million from $459.9 million in fiscal 2008 to $321.6 million in fiscal 2009 due in large part to a 74.5% reduction in head count at the end of fiscal 2009 from our peak in June 2006.  Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.  For the nine months ended July 31, 2010, homebuilding selling, general and administrative costs declined 31.8% to $127.6 million compared to the nine months ended July 31, 2009.

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

Substantially all of the loans originated are sold within a short period in the secondary mortgage market on a servicing released, non-recourse basis although the Company remains liable for certain limited representations and warranties related to loan sales.  Included in mortgage loans held for sale at July 31, 2010, is $2.2 million of mortgage loans that do not qualify for the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

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

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value.  Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all cost related to specific performance options, variable interest entities, and other options, which consists primarily of our model homes financed by a third party and inventory related to structured lot options.

We have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time.  When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.  As of July 31, 2010, the net book value associated with the 61 mothballed communities was $234.8 million, net of impairment charges of $543.1 million.  We continually review communities to determine if mothballing is appropriate.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required.  However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value.  We determine the estimated fair value of each community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  Our discount rates used for all impairments recorded from October 31, 2006 to July 31, 2010 range from 13.5% to 20.3%.  The estimated future cash flow assumptions are the same for both our recoverability and fair value assessments.  Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities.  The impairment of a community is allocated to each lot on a relative fair value basis.

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

Interest - Interest attributable to properties under development during the land development and home construction period is capitalized and expensed along with the associated cost of sales as the related inventories are sold.  Interest incurred in excess of interest capitalized, which occurs when assets qualifying for interest capitalization are less than our outstanding debt balances, is expensed as incurred in “Other interest”.

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting.  Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties.  Our ownership interest in joint ventures varies but is generally less than or equal to 50%.  In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture.  In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business.  The evaluation of whether or not we control a venture can require significant judgment.  In accordance with ASC 323-10, “Investments-Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write-down the investment to its fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected cash flows.  This process requires significant management judgment and estimate.  During the first three quarters of 2010, we did not write down any of our joint venture investments based on this recoverability analysis.

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

Income Taxes - Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes.  If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets.  In accordance with ASC 740-10, “Income Taxes - Overall” (“ASC 740-10”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740-10 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.  See “Total Taxes” below under “Results of Operations” for further discussion of our valuation allowances.

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

CAPITAL RESOURCES AND LIQUIDITY

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities.  In light of the challenging homebuilding market conditions experienced over the past few years, which are continuing as reflected in our 1.7% and 12.1% decline in revenues during the three and nine months ended July 31, 2010, respectively, compared to the same period of 2009, we had been operating with a primary focus to generate cash flows from operations through reductions in assets.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, has allowed us to reduce net debt (debt less cash) over the past two years.  However, recently we have begun to see more opportunities to purchase land at prices that make economic sense given current home sales prices and sales paces.  As such, in 2010 we have acquired new land at higher levels than in the previous few years.  As a result, our net debt increased slightly in the third quarter of 2010 compared to the second quarter of fiscal 2010.

Our cash uses during the nine months ended July 31, 2010 and 2009 were for operating expenses, land purchases, land deposits, construction spending, state income taxes, interest and debt repurchases.  We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues, federal income tax refunds and other revenues.  We believe that these sources of cash will be sufficient through fiscal 2011 to finance our working capital requirements and other needs, despite continued declines in total revenues, the termination of our revolving credit facility and the collateralization with cash in segregated accounts to support certain of our letters of credit.  We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet.  Due to a change in tax legislation that became effective on November 6, 2009, we were able to carryback our 2009 net operating loss five years to previously profitable years.  As a result, we received a $274.1 million federal income tax cash refund during our second quarter of fiscal 2010 and we expect to receive the remaining $17.2 million by the first quarter of fiscal 2011.

Our net income (loss) historically does not approximate cash flow from operating activities.  The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory.  When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease.  Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets.  Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities.  The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through 2009 allowing us to generate positive cash flow from operations over this three year period.  Looking forward, given the depressed housing market, it will become more difficult to generate positive cash flow from operations until we return to profitability.  However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while taking steps to return to profitability.  We continue to focus on maximizing cash flow by limiting our investment in currently owned communities that we believe will not generate positive cash flow in the near term, and by seeking to identify and purchase new land parcels (primarily finished lots) on which homes can be built and delivered in a short period of time, generating acceptable returns based on our underwriting standards and positive cash flow.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  As of July 31, 2010, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 2 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the nine months ended July 31, 2010 and 2009, we did not make any dividend payments on our Series A Preferred Stock as a result of covenant restrictions in our debt instruments.  We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder.  Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $97.3 million and $130.3 million of letters of credit outstanding as of July 31, 2010 and October 31, 2009, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of July 31, 2010 and October 31, 2009, the amount of cash collateral in these segregated accounts was $101.5 million and $135.2 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with Citibank, N.A. (“Citibank Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 5, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable upon the sale of each mortgage loan to a permanent investor at LIBOR plus 4.00%.  As of July 31, 2010, the aggregate principal amount of all borrowings under the Citibank Master Repurchase Agreement was $36.3 million. The Citibank Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Citibank Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2010, we believe we were in compliance with the covenants of the Citibank Master Repurchase Agreement.

In addition to the Citibank Master Repurchase Agreement discussed above, on July 19, 2010, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $25 million through July 18, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at LIBOR floor of 2.00% plus applicable margin ranging from 2.50% to 3.00% based on the takeout investor and type of loan. As of July 31, 2010, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $19.7 million. The Chase Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facility, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the Chase Master Repurchase Agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2010, we believe we were in compliance with the covenants of the Chase Master Repurchase Agreement.

At July 31, 2010, we had $797.2 million ($784.2 million net of discount) of outstanding senior secured notes, comprised of $0.5 million 11 1/2% Senior Secured Notes due 2013, $785.0 million 10 5/8% Senior Secured Notes due 2016 and $11.7 million 18% Senior Secured Notes due 2017.  At July 31, 2010 we also had $713.2 million of outstanding senior notes ($711.5 million net of discount), comprised of $35.5 million 8% Senior Notes due 2012, $54.4 million 6 1/2% Senior Notes due 2014, $29.2 million 6 3/8% Senior Notes due 2014, $52.7 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017.  In addition, we had $120.2 million of outstanding senior subordinated notes, comprised of $66.7 million 8 7/8% Senior Subordinated Notes due 2012, and $53.5 million 7 3/4% Senior Subordinated Notes due 2013.

During the three months ended January 31, 2010, the remaining $13.6 million of our 6% Senior Subordinated Notes due 2010 matured and was paid.  In addition, during the three and nine months ended July 31, 2010, we repurchased in open market transactions $2.0 million and $27.0 million principal amount of our 6 1/2% Senior Notes due 2014, respectively, $9.0 million and $54.5 million principal amount of our 6 3/8% Senior Notes due 2014, respectively, $13.6 million and $29.5 million principal amount of our 6 1/4% Senior Notes due 2015, respectively.  Also, during the nine months ended July 31, 2010 we repurchased in open market transactions $1.4 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $11.1 million principal amount of 7 3/4% Senior Subordinated Notes due 2013.  The aggregate purchase price for these repurchases was $19.3 million and $97.9 million for the three and nine months ended July 31, 2010, respectively, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $5.3 million and $25.0 million for the three and nine months ended July 31, 2010, respectively, net of the write-off of unamortized discounts and fees.  The gains from the repurchases are included in the Condensed Consolidated Statement of Operations for the three and nine months ended July 31, 2010 as “Gain on extinguishment of debt”.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and our foreign subsidiary (see Note 20 to the Condensed Consolidated Financial Statements).  The indentures governing the senior secured, senior and senior subordinated notes do not contain any financial maintenance covenants but do contain restrictive covenants that  limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior notes and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the senior secured, senior and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2010, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions, or otherwise depending on market conditions and covenant restrictions.

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured, senior, and senior subordinated notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends through fiscal 2010, and possibly beyond.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016.  At July 31, 2010, the aggregate book value of the real property collateral securing these notes was approximately $776.6 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $357.4 million as of July 31, 2010, which includes $101.5 million of restricted cash also collateralizing certain letters of credit.  Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

Total inventory decreased $3.3 million, excluding inventory not owned, during the nine months ended July 31, 2010.  Total inventory, excluding inventory not owned, decreased in the Northeast $39.6 million, in the Mid-Atlantic $10.7 million, and in the Southeast $0.7 million.  These decreases were offset by increases in the Midwest of $4.4 million, in the Southwest of $27.6 million, and in the West of $15.7 million.  During the nine months of 2010, we incurred $54.1 million in write-downs primarily attributable to impairments as a result of a continued decline in sales pace, sales price and general market conditions.  In addition, we wrote-off costs in the amount of $1.0 million during the nine months ended July 31, 2010, related to land options that expired or that we terminated.  See “Notes to Condensed Consolidated Financial Statements” - Note 5 for additional information.  Despite these write-downs and inventory reductions due to deliveries, total inventory only decreased $3.3 million, excluding inventory not owned, because we purchased $219.7 million of land during the nine months ended July 31, 2010.  We have recently been able to identify new land parcels at prices that generate reasonable returns under the current homebuilding market conditions. Substantially all homes under construction or completed and included in inventory at July 31, 2010 are expected to be closed during the next 12 months.  Most inventory completed or under development was/is partially financed through our line of credit and debt and equity issuances.

The total inventory decrease discussed above excluded the decrease in consolidated inventory not owned of $37.8 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with ASC 470-40, “Debt-Product Financing Arrangements”, ASC 840-40, “Leases-Sales-Leaseback Transactions”, and variable interest entities in accordance with ASC 810.  See “Notes to Condensed Consolidated Financial Statements”-Note 16 for additional information on ASC 810.  Specific performance options inventory decreased $9.9 million during the nine months ended July 31, 2010.  This decrease was primarily due to the fact that some lots previously recorded as a future obligation in the Northeast were taken down during the first quarter.  Variable interest entity options inventory decreased $10.6 million as we continue to take down land or walk away from deals previously consolidated.  Other options inventory decreased $17.4 million for the period.  Other options consist of inventory financed via a model home program and structured lot option agreements.  Model home inventory financed through the model lease program decreased $14.5 million because we have terminated the use of these models in certain communities where the models were no longer needed and in conjunction therewith also terminated the option to purchase those models.  Structured lot option inventory decreased $2.9 million.  This decrease was primarily in the Mid-Atlantic where we walked away from a land purchase transaction during the first quarter of fiscal 2010.

We usually option property for development prior to acquisition.  By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option.  As a result, our commitment for major land acquisitions is reduced.  However, our inventory representing “Land and land options held for future development or sale” at July 31, 2010, on the Condensed Consolidated Balance Sheets, increased by $61.7 million compared to October 31, 2009.  The increase is due to the acquisition of new land in the Southeast, Southwest and West segments, as land prices became more attractive during the first three quarters of the fiscal year.  Included in “Land and land options held for future development or sale inventory” are amounts associated with inventory in mothballed communities.  We mothball (or stop development on) communities when we determine the current performance does not justify further investment at this time.  That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve.  As of July 31, 2010, we have mothballed land in 61 communities.  The net book value associated with these 61 communities at July 31, 2010 was $234.8 million, net of an impairment balance of $543.1 million.  We continually review communities to determine if mothballing is appropriate or to re-activate previously mothballed communities as we did with one and eleven communities in the three and nine months ended July 31, 2010, respectively.  Of the six communities mothballed in the third quarter of fiscal 2010, one community was re-activated and five communities were sold.

The following table summarizes home sites included in our total residential real estate.  Due to the recent land purchases discussed above, total home sites available at July 31, 2010 increased compared to October 31, 2009.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
July 31, 2010:

Northeast	16	1,382	5,164	6,546
Mid-Atlantic	26	2,040	3,798	5,838
Midwest	22	2,201	526	2,727
Southeast	14	667	2,434	3,101
Southwest	88	4,017	1,737	5,754
West	17	1,760	6,944	8,704

Consolidated total	183	12,067	20,603	32,670

Unconsolidated joint ventures		1,594	565	2,159

Total including unconsolidated joint ventures		13,661	21,168	34,829

Owned		6,282	11,410	17,692
Optioned		5,600	9,193	14,793

Controlled lots		11,882	20,603	32,485

Construction to permanent financing lots		185	-	185

Consolidated total		12,067	20,603	32,670

Lots controlled by unconsolidated joint ventures		1,594	565	2,159

Total including unconsolidated joint ventures		13,661	21,168	34,829

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2009:

Northeast	18	1,718	5,033	6,751
Mid-Atlantic	27	1,980	2,046	4,026
Midwest	21	3,005	102	3,107
Southeast	14	620	798	1,418
Southwest	78	4,115	1,144	5,259
West	21	2,507	4,890	7,397

Consolidated total	179	13,945	14,013	27,958

Unconsolidated joint ventures		2,200	376	2,576

Total including unconsolidated joint ventures		16,145	14,389	30,534

Owned		6,724	9,753	16,477
Optioned		7,083	4,260	11,343

Controlled lots		13,807	14,013	27,820

Construction to permanent financing lots		138	-	138

Consolidated total		13,945	14,013	27,958

Lots controlled by unconsolidated joint ventures		2,200	376	2,576

Total including unconsolidated joint ventures		16,145	14,389	30,534

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities.

	July 31, 2010			October 31, 2009

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	102	15	117	103	14	117
Mid-Atlantic	80	29	109	69	25	94
Midwest	48	19	67	40	19	59
Southeast	91	9	100	50	1	51
Southwest	475	101	576	364	82	446
West	41	69	110	33	83	116

Total	837	242	1,079	659	224	883

Started or completed unsold homes and models per active and substantially completed communities	4.6	1.3	5.9	3.7	1.2	4.9

The increase in total started unsold homes compared to the prior year end is primarily due to an increase in cancellations after the expiration of the tax credit, new community openings and a slower sales pace.

Investments in and advances to unconsolidated joint ventures decreased $3.7 million during the nine months ended July 31, 2010.  This decrease is primarily due to distributions received from certain joint ventures during the nine months ended July 31, 2010.  As of July 31, 2010, we have investments in eight homebuilding joint ventures and six land development joint ventures.  Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes increased $7.1 million since October 31, 2009, to $51.5 million at July 31, 2010.  The increase is primarily due to the purchase of a note in our Southwest segment which will allow us to acquire the property that collateralizes the note.  The increase is also due to an increase in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods.

Property, plant and equipment decreased $7.8 million during the nine months ended July 31, 2010, primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

Prepaid expenses and other assets were as follows:

	July 31,	October 31,	Dollar
(In thousands)	2010	2009	Change

Prepaid insurance	$3,354	$5,118	$(1,764)
Prepaid project costs	43,439	50,227	(6,788)
Senior residential rental properties	7,304	7,003	301
Other prepaids	23,899	25,832	(1,933)
Other assets	9,848	9,979	(131)

Total	$87,844	$98,159	$(10,315)

Prepaid insurance decreased due to amortization of certain liability insurance premium costs during the nine months ended July 31, 2010.  These costs are amortized over the life of the associated insurance policy, which can be one to three years.  Prepaid project costs decreased for homes delivered and have not yet been replenished by spending on prepaids for new communities.  Prepaid project costs consist of community specific expenditures that are used over the life of the community.  Such prepaids are expensed as homes are delivered.  Other prepaids decreased mainly due to the amortization of the remaining prepaid debt costs.  Also contributing to the decrease were debt repurchases during the nine months ended July 31, 2010, which resulted in the write-off of portions of the associated prepaid debt costs.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of $59.3 million and $66.0 million at July 31, 2010 and October 31, 2009, respectively, which are being temporarily warehoused and are awaiting sale in the secondary mortgage market.  Also included are residential mortgages receivable held for sale of $2.2 million and $3.5 million at July 31, 2010 and October 31, 2009, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  We may incur risk with respect to mortgages that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house.  Historically, we have incurred minimal credit losses.  We have reserves for potential losses on mortgages we currently hold.  The decrease in mortgage loans held for sale from October 31, 2009 is directly related to a decrease in the volume of loans originated during the third quarter of 2010 compared to the fourth quarter of 2009.

Nonrecourse land mortgages increased to $5.4 million at July 31, 2010 from zero at October 31, 2009.  The increase is primarily due to three new mortgages recorded in the West segment during the nine months ended July 31, 2010.

Accounts payable and other liabilities are as follows:

	July 31,	October 31,	Dollar
(In thousands)	2010	2009	Change

Accounts payable	$76,378	$99,175	$(22,797)
Reserves	132,239	136,481	(4,242)
Accrued expenses	40,359	54,169	(13,810)
Accrued compensation	18,253	17,237	1,016
Other liabilities	14,780	18,660	(3,880)
Total	$282,009	$325,722	$(43,713)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the third quarter of fiscal 2010, compared to the fourth quarter of fiscal 2009.  The decrease in the reserves is the result of an increase in use of the reserve for warranty claims for homes delivered in prior years when we were delivering two or three times as many homes as we are today.  The decrease in accrued expenses is primarily due to decreases in property tax, payroll and advertising expenses paid in fiscal 2010 and amortization of abandoned lease space accruals.  The increase in accrued compensation is due to certain markets generating profits in fiscal 2010, which therefore required an increase in bonus accruals.  The decrease in other liabilities is primarily due to the payoff of a note on a community in the Northeast segment that was paid during the first quarter of fiscal 2010.

Customer deposits decreased $7.5 million from $18.8 million at October 31, 2009 to $11.3 million at July 31, 2010.  This decrease is primarily due to lower average sales prices of homes in backlog and certain incentive programs in place that allow for lower deposit amounts.  In addition, in some segments where we used to hold customer deposits in our own accounts, we are now using a third party escrow agent to hold customer deposits.  We do not have the liability associated with the deposits held by third party escrow agents.

Liabilities from inventory not owned decreased $37.3 million, from $96.9 million at October 31, 2009 to $59.6 million at July 31, 2010.  The decrease in these amounts is directly correlated to the change in “Consolidated inventory not owned” on the Condensed Consolidated Balance Sheets, which is explained in the discussion of inventory in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Accrued interest increased $7.0 million to $33.1 million at July 31, 2010.  This increase is primarily attributed to higher accruals in the current quarter as a result of the issuance of the 10 5/8% Senior Secured Notes due 2016 during the end of the fourth quarter of 2009.

Income taxes payable of $62.4 million at October 31, 2009 decreased $43.2 million in the nine months ended July 31, 2010 to $19.2 million due to the payment of $19.3 million in taxes, including interest and penalties, during the period, as well as due to the change in tax legislation that became effective on November 6, 2009, which allowed us to carryback our 2009 net operating loss five years and record a tax benefit of $291.3 million during the first quarter of 2010.  We received $274.1 million of that federal tax refund during the second quarter of 2010, and we expect to receive the remaining $17.2 million in the first quarter of fiscal 2011.  Also, during the three months ended July 31, 2010, we reversed $7.0 million for certain state tax reserves that were no longer needed as the statute of limitations had lapsed for the tax years reserved.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2009

Total revenues

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
(In thousands)	July 31, 2010	July 31, 2009	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$368,077	$367,141	$936	0.3%
Land sales and other revenues	3,770	11,044	(7,274)	(65.9)%
Financial services	8,753	8,929	(176)	(2.0)%

Total revenues	$380,600	$387,114	$(6,514)	(1.7)%

	Nine Months Ended
(In thousands)	July 31, 2010	July 31, 2009	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$987,923	$1,107,891	$(119,968)	(10.8)%
Land sales and other revenues	7,489	24,731	(17,242)	(69.7)%
Financial services	23,418	26,275	(2,857)	(10.9)%

Total revenues	$1,018,830	$1,158,897	$(140,067)	(12.1)%

Homebuilding

For the three months ended July 31, 2010, sale of homes revenues increased $0.9 million, or 0.3%, as compared to the same period of the prior year.  Although the number of home deliveries declined 0.5% for the three months ended July 31, 2010 compared to the three months ended July 31, 2009, the average price per home increased to $280,000 in the three months ended July 31, 2010 from $278,000 in the three months ended July 31, 2009.  Compared to the same period last year, sale of homes revenues decreased $120.0 million, or 10.8%, during the nine months ended July 31, 2010.  This decrease was primarily due to the number of home deliveries declining 10.0% for the nine months ended July 31, 2010, as well as the average price per home decreasing to $280,000 for the nine months ended July 31, 2010 compared to $283,000 for the same period of the prior year.  The fluctuations in average prices are a result of geographic and community mix of our deliveries rather than price increases or decreases in individual communities.  Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  For further details on the decline in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands)	2010	2009	% Change	2010	2009	% Change

Northeast:
Dollars	$91,740	$84,761	8.2%	$217,409	$254,749	(14.7)%
Homes	221	201	10.0%	538	586	(8.2)%

Mid-Atlantic:
Dollars	$72,767	$75,631	(3.8)%	$206,477	$215,513	(4.2)%
Homes	194	200	(3.0)%	552	582	(5.2)%

Midwest:
Dollars	$22,650	$29,925	(24.3)%	$62,083	$80,685	(23.1)%
Homes	110	128	(14.1)%	291	355	(18.0)%

Southeast:
Dollars	$28,522	$23,152	23.2%	$75,240	$90,001	(16.4)%
Homes	121	95	27.4%	308	393	(21.6)%

Southwest:
Dollars	$103,065	$105,518	(2.3)%	$288,617	$305,637	(5.6)%
Homes	472	500	(5.6)%	1,316	1,390	(5.3)%

West:
Dollars	$49,333	$48,154	2.4%	$138,097	$161,306	(14.4)%
Homes	198	198	0%	520	612	(15.0)%

Consolidated total:
Dollars	$368,077	$367,141	0.3%	$987,923	$1,107,891	(10.8)%
Homes	1,316	1,322	(0.5)%	3,525	3,918	(10.0)%

Unconsolidated joint
ventures:
Dollars	$34,609	$25,460	35.9%	$88,615	$72,494	22.2%
Homes	80	69	15.9%	197	215	(8.4)%

Totals:
Housing revenues	$402,686	$392,601	2.6%	$1,076,538	$1,180,385	(8.8)%
Homes delivered	1,396	1,391	0.4%	3,722	4,133	(9.9)%

The decrease in housing revenues during the nine months ended July 31, 2010 was due to a continued decline in the number of open for sale communities from 198 at July 31, 2009 to 183 at July 31, 2010.  During the three months ended July 31, 2010, housing revenues and deliveries were approximately flat with the three months ended July 31, 2009.  This is the first quarter with increased revenues compared to the same quarter in the prior year since the fourth quarter of fiscal 2006.  This occurred because we had a strong delivery quarter as we delivered a lot of homes for customers taking advantage of the federal homebuyer tax credit that expired June 30, 2010.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries.  Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts (1) for the Nine Months Ended July 31,		Contract Backlog as of July 31,
(Dollars in thousands)	2010	2009	2010	2009

Northeast:
Dollars	$150,901	$254,091	$128,424	$205,966
Homes	381	568	300	479

Mid-Atlantic:
Dollars	$171,498	$214,819	$115,716	$165,218
Homes	465	615	299	418

Midwest:
Dollars	$60,235	$77,745	$48,680	$62,645
Homes	324	388	286	324

Southeast:
Dollars	$57,835	$78,796	$18,554	$34,600
Homes	248	361	75	131

Southwest:
Dollars	$282,183	$279,495	$76,721	$81,238
Homes	1,255	1,346	290	376

West:
Dollars	$113,210	$154,777	$31,374	$64,557
Homes	455	711	125	250

Consolidated total:
Dollars	$835,862	$1,059,723	$419,469	$614,224
Homes	3,128	3,989	1,375	1,978

Unconsolidated joint ventures:
Dollars	$92,489	$65,437	$80,968	$146,747
Homes	205	164	167	212

Totals:
Dollars	$928,351	$1,125,160	$500,437	$760,971
Homes	3,333	4,153	1,542	2,190

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of prior contracts in the same period.

In the first three quarters of 2010, our open for sale community count has increased by four from our open for sale community count at October 31, 2009, which is the net result of opening 53 new communities and having closed 49 communities since the beginning of fiscal 2010.  Our reported level of sales contracts (net of cancellations) has been impacted by the decrease in our average number of open for sale community count compared to the first three quarters of 2009, as we have focused on generating cash flow by selling inventory in our existing communities.  Contracts per community for the nine months ended July 31, 2010 decreased to 17.1 compared to the same period in the prior year of 20.1, demonstrating a decrease in sales pace.  This decrease in sales pace occurred in the three months ended July 31, 2010, which we believe was partially due to the expiration of the federal tax credit, continued high unemployment and a further decline in consumer confidence.  However, we did see some improvement in sales pace in the latter part of July and in August.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter.  For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2010	2009	2008	2007	2006

First	21%	31%	38%	36%	30%
Second	17%	24%	29%	32%	32%
Third	23%	23%	32%	35%	33%
Fourth		24%	42%	40%	35%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog.  The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2010	2009	2008	2007	2006

First	13%	22%	16%	17%	11%
Second	17%	31%	24%	19%	15%
Third	15%	23%	20%	18%	14%
Fourth		20%	30%	26%	16%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract.  Cancellations also occur as a result of buyers’ failures to qualify for a mortgage, which generally occurs during the first few weeks after signing.  However, beginning in fiscal 2007, we experienced a higher than normal number of cancellations later in the construction process.  These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan.  In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues.  While our cancellation rate based on gross sales contracts for the third quarter of fiscal 2010 increased over the prior two quarters, it is, however, what we view as a more normalized level, as seen in fiscal 2003 and 2004.  It is difficult to predict if this trend will continue.  The cancellation rate as a percentage of beginning backlog for the three quarters of fiscal 2010 has been lower than it has been for several prior quarters.

Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below).  A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
(Dollars in thousands)	2010	2009	2010	2009

Sale of homes	$368,077	$367,141	$987,923	$1,107,891

Cost of sales, net of impairment reversals and excluding interest	305,054	333,887	821,776	1,022,496

Homebuilding gross margin, before cost of sales interest expense and land charges	63,023	33,254	166,147	85,395

Cost of sales interest expense, excluding land sales interest expense	20,918	20,363	59,290	67,752

Homebuilding gross margin, after cost of sales interest expense, before land charges	42,105	12,891	106,857	17,643

Land charges	48,959	101,130	55,111	521,505

Homebuilding gross margin, after cost of sales interest expense and land charges	$(6,854)	$(88,239)	$51,746	$(503,862)

Gross margin percentage, before cost of sales interest expense and land charges	17.1%	9.1%	16.8%	7.7%

Gross margin percentage, after cost of sales interest expense, before land charges	11.4%	3.5%	10.8%	1.6%

Gross margin percentage, after cost of sales interest expense and land charges	(1.9)%	(24.0)%	5.2%	(45.5)%

Cost of sales expenses as a percentage of home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	70.2%	75.6%	69.5%	76.6%
Commissions	3.5%	3.4%	3.4%	3.3%
Financing concessions	2.2%	2.3%	2.2%	2.4%
Overheads	7.0%	9.6%	8.1%	10.0%
Total cost of sales, before interest expense and land charges	82.9%	90.9%	83.2%	92.3%
Gross margin percentage, before cost of sales interest expense and land charges	17.1%	9.1%	16.8%	7.7%

Cost of sales interest	5.7%	5.6%	6.0%	6.1%
Gross margin percentage, after cost of sales interest expense and before land charges	11.4%	3.5%	10.8%	1.6%

We sell a variety of home types in various communities, each yielding a different gross margin.  As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down.  Total homebuilding gross margins, before interest expense and land impairment and option write off charges, increased to 17.1 % during the three months ended July 31, 2010 compared to 9.1% for the same period last year and increased to 16.8% during the nine months ended July 31, 2010 compared to 7.7% for the same period last year.  The increase in gross margin percentage is primarily due to the fact that the prior year included final deliveries in older communities with lower gross margins, while in 2010 we have increased the number of deliveries from new communities where we have acquired the land at more reasonable prices resulting in higher gross margins.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $49.0 million and $101.1 million during the three months ended July 31, 2010 and 2009, respectively, and $55.1 million and $521.5 million during the nine months ended July 31, 2010 and 2009, respectively, to their estimated fair value.  During the three and nine months ended July 31, 2010, we wrote-off residential land options and approval and engineering costs amounting to $(0.7) million and $1.0 million, compared to $6.5 million and $30.1 million for the three and nine months ended July 31, 2009, which are included in the total adjustments mentioned above.  When a community is redesigned, abandoned engineering costs are written-off.  Option and approval and engineering costs are written-off when a community’s proforma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option.  Occasionally, as is the case in the third quarter of fiscal 2010, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  We recorded inventory impairments of $49.7 million and $94.6 million during the three months ended July 31, 2010 and 2009 and $54.1 million and $491.4 million during the nine months ended July 31, 2010 and 2009, respectively. Inventory impairments for the nine months ended July 31, 2010 were lower than they have been in several years, as we have begun to see some stabilization in prices and sales pace in most of our segments.  It is difficult to predict if this trend will continue and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  See “Notes to Condensed Consolidated Financial Statements” - Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2010	2009	2010	2009

Land and lot sales	$2,786	$8,488	$3,821	$14,388
Cost of sales, excluding interest	1,000	3,982	1,020	7,197
Land and lot sales gross margin, excluding interest	1,786	4,506	2,801	7,191
Land sales interest expense	1,266	4,258	1,487	6,038
Land and lot sales gross margin, including interest	$520	$248	$1,314	$1,153

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain.  As a result, projecting the amount and timing of land sales is difficult.  For the three months ended July 31, 2010, the primary land sale was for a parcel of land in the Midwest where we were able to negotiate a favorable price significantly higher than its adjusted value.  For the nine months ended July 31, 2010, the primary land sale was for commercially zoned property acquired as part of a land purchase for residential homes.  We had no book value for this property, so the costs associated with the sale are commission and other closing costs.

Land sales and other revenues decreased $7.3 million and $17.2 million for the three and nine months ended July 31, 2010, respectively, compared to the same periods in the prior year.  Other Revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk aways and miscellaneous one-time receipts.  In addition to the $5.7 million and $10.6 million reduction in land sales revenue for the three and nine months ended July 31, 2010 shown above, the primary reason for the decrease was a reduction in interest income due to lower excess cash in interest bearing accounts, as well as lower interest rates for both the three and nine months of fiscal 2010 compared to 2009.  Also contributing to the decrease is significantly less income from forfeited customer deposits as a result of less cancellations in fiscal 2010 compared to fiscal 2009.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses as a percentage of homebuilding revenues decreased to 11.3% for the three months ended July 31, 2010, compared to 14.6% for the three months ended July 31, 2009, and decreased to 12.8% for the nine months ended July 31, 2010, compared to 16.5% for the nine months ended July 31, 2009.  Expenses decreased $13.1 million and $59.5 million for the three and nine months ended July 31, 2010 compared to the same periods last year as we have reduced these costs through headcount reduction, administration consolidation, and other cost saving measures.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,
(Dollars in thousands, except average sales price)	2010	2009	Variance	Variance %

Northeast
Homebuilding revenue	$92,179	$86,163	$6,016	7.0%
Loss before taxes	$(15,510)	$(43,201)	$27,691	(64.1)%
Homes delivered	221	201	20	10.0%
Average sales price	$415,113	$421,697	$(6,584)	(1.6)%
Contract cancellation rate	19.8%	20.2%	(0.4)%

Mid-Atlantic
Homebuilding revenue	$72,876	$76,521	$(3,645)	(4.8)%
Income (loss) before taxes	$3,248	$(16,834)	$20,082	(119.3)%
Homes delivered	194	200	(6)	(3.0)%
Average sales price	$375,088	$378,155	$(3,067)	(0.8)%
Contract cancellation rate	28.6%	28.2%	0.4%

Midwest
Homebuilding revenue	$24,437	$30,075	$(5,638)	(18.7)%
Loss before taxes	$(1,190)	$(3,806)	$2,616	(68.7)%
Homes delivered	110	128	(18)	(14.1)%
Average sales price	$205,909	$233,789	$(27,880)	(11.9)%
Contract cancellation rate	24.4%	26.0%	(1.6)%

Southeast
Homebuilding revenue	$28,843	$23,617	$5,226	22.1%
Loss before taxes	$(1,352)	$(7,900)	$6,548	(82.9)%
Homes delivered	121	95	26	27.4%
Average sales price	$235,719	$243,705	$(7,986)	(3.3)%
Contract cancellation rate	14.7%	18.2%	(3.5)%

Southwest
Homebuilding revenue	$103,597	$113,403	$(9,806)	(8.6)%
Income (loss) before taxes	$7,033	$(16,036)	$23,069	(143.9)%
Homes delivered	472	500	(28)	(5.6)%
Average sales price	$218,358	$211,036	$7,322	3.5%
Contract cancellation rate	23.9%	23.6%	0.3%

West
Homebuilding revenue	$49,966	$48,070	$1,896	3.9%
Loss before taxes	$(39,070)	$(63,795)	$24,725	(38.8)%
Homes delivered	198	198	-	0.0%
Average sales price	$249,157	$243,200	$5,957	2.4%
Contract cancellation rate	20.8%	17.9%	2.9%

	Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2010	2009	Variance	Variance %

Northeast
Homebuilding revenue	$218,686	$259,610	$(40,924)	(15.8)%
Loss before taxes	$(30,281)	$(273,511)	$243,230	(88.9)%
Homes delivered	538	586	(48)	(8.2)%
Average sales price	$404,106	$434,725	$(30,619)	(7.0)%
Contract cancellation rate	22.4%	24.2%	(1.8)%

Mid-Atlantic
Homebuilding revenue	$207,615	$217,362	$(9,747)	(4.5)%
Income (loss) before taxes	$5,369	$(66,590)	$71,959	(108.1)%
Homes delivered	552	582	(30)	(5.2)%
Average sales price	$374,053	$370,297	$3,756	1.0%
Contract cancellation rate	24.6%	33.3%	(8.7)%

Midwest
Homebuilding revenue	$63,986	$81,069	$(17,083)	(21.1)%
Loss before taxes	$(7,215)	$(18,548)	$11,333	(61.1)%
Homes delivered	291	355	(64)	(18.0)%
Average sales price	$213,344	$227,282	$(13,938)	(6.1)%
Contract cancellation rate	16.7%	22.2%	(5.5)%

Southeast
Homebuilding revenue	$76,003	$92,404	$(16,401)	(17.7)%
Loss before taxes	$(6,307)	$(47,933)	$41,626	(86.8)%
Homes delivered	308	393	(85)	(21.6)%
Average sales price	$244,286	$229,010	$15,276	6.7%
Contract cancellation rate	13.0%	22.5%	(9.5)%

Southwest
Homebuilding revenue	$289,968	$317,370	$(27,402)	(8.6)%
Income (loss) before taxes	$17,969	$(55,760)	$73,729	(132.2)%
Homes delivered	1,316	1,390	(74)	(5.3)%
Average sales price	$219,314	$219,883	$(569)	(0.3)%
Contract cancellation rate	20.5%	27.6%	(7.1)%

West
Homebuilding revenue	$138,936	$161,438	$(22,502)	(13.9)%
Loss before taxes	$(49,477)	$(259,582)	$210,105	(80.9)%
Homes delivered	520	612	(92)	(15.0)%
Average sales price	$265,571	$263,571	$2,000	0.8%
Contract cancellation rate	17.4%	17.2%	0.2%

Homebuilding Results by Segment

Northeast - Homebuilding revenues increased 7.0% for the three months and decreased 15.8% for the nine months ended July 31, 2010, respectively, compared to the same periods of the prior year.  The increase for the three months ended July 31, 2010 can be attributed to a 10.0% increase in homes delivered, offset by a 1.6% decrease in average sales price.  The decrease for the nine months ended July 31, 2010 was primarily due to an 8.2% decrease in homes delivered and a 7.0% decrease in average sales price.  Loss before income taxes decreased $27.7 million and $243.2 million to a loss of $15.5 million and $30.3 million for the three and nine months ended July 31, 2010.  This decrease is mainly due to a $9.9 million and $173.4 million decrease in inventory impairment losses and land option write-offs recorded for the three and nine months ended July 31, 2010, respectively.  In addition, gross margin percentage before interest expense increased for the three and nine months ended July 31, 2010, respectively.

Mid-Atlantic - Homebuilding revenues decreased 4.8% and 4.5% for the three and nine months ended July 31, 2010, respectively, compared to the same periods of the prior year.  The decreases were primarily due to a 3.0% and 5.2% decrease in homes delivered which was further impacted by a 0.8% decrease in average sales price for the three months ended July 31, 2010 and was offset by a 1.0% increase in average sales price for the nine months ended July 31, 2010, as a result of the different mix of communities delivering in 2010 compared to 2009.  Loss before income taxes decreased $20.1 million and $72.0 million to a profit of $3.2 million and $5.4 million for the three and nine months ended July 31, 2010, respectively, due partly to a $14.2 million and $48.4 million decrease in inventory impairment losses and land option write-offs for the three and nine months, as well as increased gross margin for the period.

Midwest - Homebuilding revenues decreased 18.7% and 21.1% for the three and nine months ended July 31, 2010, respectively, compared to the same periods of the prior year.  The decreases were primarily due to a 14.1% and 18.0% decrease in homes delivered and an 11.9% decrease and 6.1% decrease in average sales price for the three and nine months ended July 31, 2010, respectively.  The decreases in average sales prices were the result of the mix of communities delivering in the three and nine months ended July 31, 2010 compared to the same periods of 2009.  Loss before income taxes decreased $2.6 million and $11.3 million to a loss of $1.2 million and $7.2 million for the three and nine months ended July 31, 2010, respectively.  The decrease in the loss for the three and nine months ended July 31, 2010, was primarily due to a $1.4 million and $6.8 million decrease in inventory impairment losses and land option write-offs for the three and nine months, as well as increased gross margin for the period.

Southeast - Homebuilding revenues increased 22.1% for the three months and decreased 17.7% for the nine months ended July 31, 2010, respectively, compared to the same periods of the prior year.  The increase for the three months ended July 31, 2010 can be attributed to the 27.4% increase in homes delivered, offset by a 3.3% decrease in average sales price.  The decrease for the nine months ended July 31, 2010 was due to a 21.6% decrease in homes delivered, offset by a 6.7% increase in average sales price.  The fluctuations in average sales price was primarily due to the different mix of communities delivering in 2010 compared to 2009.  Loss before income taxes decreased $6.5 million and $41.6 million to a loss of $1.4 million and $6.3 million for the three and nine months ended July 31, 2010, respectively, due partly to a $2.4 million and $27.3 million decrease in inventory impairment losses and land option write-offs for the three and nine months ended July 31, 2010, as well as increased gross margin for the period.

Southwest - Homebuilding revenues decreased 8.6% for the three and nine months ended July 31, 2010 compared to the same periods of the prior year.  The decreases were primarily due to a 5.6% and 5.3% decrease in homes delivered and a 3.5% increase and 0.3% decrease in average selling price for the three and nine months ended July 31, 2010, as a result of the different mix of communities delivering in the three and nine months ended July 31, 2010 compared to the same periods of 2009.  Loss before income taxes decreased $23.1 million and $73.7 million to a profit of $7.0 million and $18.0 million for the three and nine months ended July 31, 2010, respectively.  The return to profitability for the three and nine months ended July 31, 2010 was also partially due to a $9.5 million and $42.5 million decrease in inventory impairment losses and land option write-offs, as well as increased gross margin for the period.

West - Homebuilding revenues increased 3.9% and decreased 13.9% for the three and nine months ended July 31, 2010, respectively, compared to the same periods of the prior year.  The increase for the three months ended July 31, 2010 can be attributed to the 2.4% increase in average sales price.  The decrease for the nine months ended July 31, 2010 was primarily due to a 15.0% decrease in homes delivered, partially offset by a 0.8% increase in average selling price for the nine months ended July 31, 2010.  The decrease in deliveries was the result of the continued slowing of the housing market in California and reduced active communities as nearly half of our mothballed communities are in the West.  Loss before income taxes decreased $24.7 million and $210.1 million to a loss of $39.1 million and $49.5 million for the three and nine months ended July 31, 2010.  The decreased loss for the three and nine months ended July 31, 2010 was primarily due to an $14.7 million and $167.9 million decrease in inventory impairments and land option write-offs taken in the three and nine months ended July 31, 2010, respectively, compared to the same periods in the prior year.  In addition, gross margin before interest expense increased for the three and nine months ended July 31, 2010, as we are starting to see signs of price stabilization in this market and the benefit of impairment reserve reversals as homes are delivered.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of non-agency and non-governmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of the tightening standards by mortgage lenders, none of the loans we originated during fiscal 2009 and the first three quarters of 2010 were Alt-A or sub-prime. As Alt-A and sub-prime originations declined, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination.  FHA/VA loans represented 54.8% and 45.1% for the first three quarters of fiscal 2010 and 2009, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and nine months ended July 31, 2010, financial services provided a $2.6 million and $6.2 million pretax profit, respectively, compared to $2.6 million and $6.7 million of pretax profit for the same period of fiscal 2009.  While revenues were down 10.9% for the first three quarters of fiscal 2010, costs were down 12.1% for such period.  This was due primarily to headcount reductions during fiscal 2009. There were severance payments resulting from personnel reduction in the first quarter of 2009 which did not re-occur in 2010.  In addition, we amortized the applicable portion of an accrual for vacant lease space during the first three quarters of 2010.  Also, mortgage settlements decreased for the nine months ended July 31, 2010 compared to the same period in the prior year.  In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 83.2% and 81.1% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2010 and 2009, respectively, and 80.8% and 78.9% during the nine months ended July 31, 2010 and 2009, respectively.  Servicing rights on new mortgages originated by us will be sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey.  These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services and administration of insurance, quality and safety.  Corporate general and administrative expenses decreased to $14.8 million for the three months ended July 31, 2010, compared to $15.5 million for the three months ended July 31, 2009, and decreased to $45.2 million for the nine months ended July 31, 2010, compared to $64.8 million for the nine months ended July 31, 2009.  During the first quarter of fiscal 2009, the Chief Executive Officer, Chief Financial Officer and each of the non-executive members of the Board of Directors consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights).  As a result of this cancellation, we recorded an additional expense of $12.3 million in the first half of 2009.  This charge to operations was offset by a credit to paid in capital.  Excluding this option cancellation expense, corporate, general and administrative expenses decreased $0.7 million and $7.2 million for the three and nine months ended July 31, 2010 compared to the same period of 2009, primarily due to reduced salaries resulting from headcount reduction, and continued tightening of variable spending.

Other Interest

Other interest decreased $1.3 million and increased $4.9 million for the three and nine months ended July 31, 2010, respectively, compared to the three and nine months ended July 31, 2009.  Our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed.  For the nine months ended July 31, 2010, our qualifying assets have declined enough to cause the amount of interest required to be directly expensed to have increased.  However, in the three months ended July 31, 2010, our qualifying assets increased compared to the prior period thus resulting in less directly expensed interest.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, minority interest relating to consolidated joint ventures, and corporate owned life insurance.  Other operations decreased to $1.8 million and $5.5 million for the three and nine months ended July 31, 2010, respectively, compared to $2.0 million and $8.6 million for the three and nine months ended July 31, 2009, respectively.  The decreases were primarily due to decreased prepaid bond fees amortization as our debt has been reduced and decreased rent expenses from amortization of abandoned lease accruals.  In addition, we previously announced in March of this year that we were considering investing approximately $40.0 million on a newly formed company, “Newco”, that would have provided finished lots to us and other homebuilders.  We have decided not to make this investment in Newco and in the third quarter of fiscal 2010 we wrote-off our costs related to this investment which were to be reimbursed by Newco.

Gain on Extinguishment of Debt

During the three and nine months ended July 31, 2010, we repurchased in the open market a total of $24.6 million principal amount and $123.5 million principal amount, respectively, of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $19.3 million and $97.9 million, respectively, plus accrued and unpaid interest.  We recognized a gain of $5.3 million and $25.0 million for the three and nine months ended July 31, 2010, respectively, net of the write-off of unamortized discounts and fees related to these purchases which represents the difference between the aggregate principal amount of the notes purchased and the total purchase price.  During the nine months ended July 31, 2009, we repurchased in the open market a total of $578.3 million principal amount of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $223.1 million, plus accrued and unpaid interest.  We recognized a gain of $349.5 million net of the write-off of unamortized discounts and fees, related to these purchases which represents the difference between the principal amounts of the notes and the aggregate purchase price.  In addition, on December 3, 2008, we exchanged a total of $71.4 million principal amount of various issues of our unsecured senior notes due 2012 through 2017 for $29.3 million in senior secured 18% notes due 2017.  This exchange resulted in a recognized gain of $41.3 million.  During the three months ended July 31, 2009, we completed cash tender offers whereby we purchased an aggregate of approximately $119.2 million principal amount of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of approximately $80.5 million, plus accrued unpaid interest.  As a result of the tender offers we recognized a gain of $37.0 million in the third quarter, net of the write-off of unamortized discounts and fees.  We may continue to make additional debt purchases and/or exchanges through tender offers, open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.

Loss From Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $0.9 million for both the three and nine months ended July 31, 2010, compared to losses of $5.5 million and $38.2 million for the three and nine months ended July 31, 2009, respectively. The decrease in the loss is mainly due to significant charges in the three and nine months ended July 31, 2009 for the write down of our investment in one of our joint ventures where the full amount of the investment is deemed to be other-than temporarily impaired, as well as for our share of the losses from inventory impairments from another of our joint ventures.  We did not have any investment write-downs or impairments in our joint ventures during the first three quarters of 2010.

Total Taxes

Total income tax benefit was $7.0 million for the three months ended July 31, 2010, primarily due to a decrease in tax reserves for uncertain tax positions.  The total income tax benefit was $297.5 million for the nine months ended July 31, 2010, primarily due to the benefit recognized for a federal net operating loss carryback.  On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which, the Company was able to carryback its 2009 net operating loss five years to previously profitable years that were not available to the Company for carryback prior to this tax legislation.  We recorded the benefit for the carryback of $291.3 million in the first quarter of fiscal 2010.  We received $274.1 million of the federal income tax refund in the second quarter of 2010 and expect to receive the remaining $17.2 million in the first quarter of fiscal 2011.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income.  If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried back to income in prior years, if available, or carried forward to future years to recover the deferred tax assets.  In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a "more likely than not" standard.  Given the continued downturn in the homebuilding industry during 2007, 2008 and 2009, resulting in additional inventory and intangible impairments, we are in a three year cumulative loss position as of October 31, 2009.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred tax assets increased $33.0 million during the three months ended July 31, 2010 due to reserving for the tax benefit generated from the losses during the period.  However, allowance decreased $240.9 million during the nine months ended July 31, 2010 primarily due to the impact of a federal net operating loss carryback recorded in the first quarter of 2010, partially offset by additional reserves recorded for the federal tax benefit generated from the losses during the first nine months of fiscal 2010.  At July 31, 2010, our total valuation allowance amounted to $746.6 million.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes.  These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months.  Construction costs for residential buildings represent approximately 60.8% of our homebuilding cost of sales.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long-term debt.  In connection with our mortgage operations, mortgage loans held for sale and the associated mortgage warehouse line of credit under our secured master repurchase agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration.  In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors.  Accordingly, the risk from mortgage loans is not material.  We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans.  We are also subject to foreign currency risk, but we do not believe that this risk is material.  The following table sets forth as of July 31, 2010, our long-term debt obligations principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2010 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	FV at July 31, 2010

Long term debt(1):
Fixed rate	$5,425	$894	$103,123	$55,033	$84,683	$1,407,736	$1,656,894	$1,467,409
Weighted average interest rate	7.40%	6.77%	8.55%	7.77%	6.46%	9.28%	9.03%

(1)  Does not include either of our mortgage warehouse lines of credit.  See Note 9 to our Condensed Consolidated Financial Statements for more information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2010.  Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures as of July 31, 2010 are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 5, 2004).  No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the nine months ended July 31, 2010 (excluding any purchases that may have been made by certain members of the Hovnanian family, which would have been reported in filings with the Securities and Exchange Commission).  The maximum number of shares that may yet be purchased under the Company’s plans or programs is 0.6 million.

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

10.1	Form of Long Term Incentive Program Award Agreement (Class A Shares)
10.2	Form of Long Term Incentive Program Award Agreement (Class B Shares)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 9, 2008.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 21, 2009.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
(Registrant)

DATE:	September 8, 2010
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	September 8, 2010
/S/PAUL W. BUCHANAN
Paul W. Buchanan
Senior Vice President/
Chief Accounting Officer