Form 10-K
period 2010-10-31
HOVNANIAN ENTERPRISES INC
filed 2010-12-22
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended OCTOBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer   ☐      Accelerated Filer   ☒      NonAccelerated Filer ☐      Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $362,745,140.

As of the close of business on December 17, 2010, there were outstanding 63,277,710 shares of the Registrant’s Class A Common Stock and 14,564,595 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.
DOCUMENTS INCORPORATED BY REFERENCE:

Part III—Those portions of registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of shareholders to be held on March 15, 2011, which are responsive to Part III, Items 10, 11, 12, 13, and 14.

FORM 10-K
TABLE OF CONTENTS

Item		Page
	PART I	5
1	Business	5
1A	Risk Factors	12
1B	Unresolved Staff Comments	20
2	Properties	20
3	Legal Proceedings	20
4	[Removed and Reserved]
	Executive Officers of the Registrant	21
	PART II	21
5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	21
6	Selected Consolidated Financial Data	22
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
7A	Quantitative and Qualitative Disclosures About Market Risk	50
8	Financial Statements and Supplementary Data	50
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
9A	Controls and Procedures	51
9B	Other Information	53
	PART III	53
10	Directors, Executive Officers and Corporate Governance	53
11	Executive Compensation	54
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
13	Certain Relationships and Related Transactions, and Director Independence	55
14	Principal Accountant Fees and Services	55
	PART IV	56
15	Exhibits and Financial Statement Schedules	56
	Signatures	60

Part I

ITEM 1
BUSINESS

Business Overview

We design, construct, market, and sell single-family detached homes, attached townhomes and condominiums, mid-rise condominiums, urban infill and active adult homes in planned residential developments and are one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of
291,000 homes, including 5,009 homes in fiscal 2010. The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 192 communities in 40 markets in 18 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. We offer a variety of home styles at base prices ranging from $34,000 (low income housing) to $1,660,000 with an average sales price, including options, of $281,000 nationwide in fiscal 2010.

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

Geographic Breakdown of Markets by Segment

Hovnanian markets and builds homes that are constructed in 20 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey, New York, and Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, West Virginia, and Washington, D.C.

Midwest: Illinois, Kentucky, Minnesota, and Ohio

Southeast: Florida, Georgia, North Carolina, and South Carolina

Southwest: Arizona, and Texas

West: California

We employed approximately 1,629 full-time employees (which we refer to as associates) as of October 31, 2010.

Our corporate offices are located at 110 West Front Street, P.O. Box 500, Red Bank, New Jersey 07701, our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information on our web site is not a part of this Form 10-K. We make available through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request.

Business Strategies

Due to the progressive weakening of demand in our homebuilding markets over the past several years, we have experienced declines in revenues and gross profit, sustained significant asset impairment charges, and incurred losses before income taxes in fiscal 2007, 2008, 2009, and 2010. Although the timing of a recovery in the housing market is unclear, because certain long-term fundamentals which support housing demand, namely population growth and household formation, remain solid, we believe the current negative conditions will moderate over time.  Consequently, our primary focus while market conditions have been weak over the past several years has been to strengthen our financial condition by reducing inventories of homes and land, controlling and reducing construction and overhead costs, maximizing cash flows, reducing outstanding debt, and maintaining strong liquidity.  However, in the first quarter of 2009, we began to see opportunities to purchase land at prices and terms that make economic sense in light of our sales prices and sales paces.  As a result, we determined to either purchase or option certain new properties. In order to return to profitability, we will need to continue purchasing new land and that will generate good investment returns and drive greater operating efficiencies, as well as control expenses commensurate with our level of deliveries.

In addition to our current focus on maintaining strong liquidity and evaluating new investment opportunities, we will continue to focus on our historic key business strategies. We believe that these strategies separate us from our competitors in the residential homebuilding industry and the adoption, implementation, and adherence to these principles will continue to benefit our business.

 Our goal is to become a significant builder in each of the selected markets in which we operate, which will enable us to achieve powers and economies of scale and differentiate ourselves from most of our competitors.

We offer a broad product array to provide housing to a wide range of customers. Our customers consist of first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. Our diverse product array includes single-family detached homes, attached townhomes and condominiums, mid-rise condominiums, urban infill, and active adult homes.

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

We focus on achieving high return on invested capital. Each new community is evaluated based on its ability to meet or exceed internal rate of return requirements. Our belief is that the best way to create lasting value for our shareholders is through a strong focus on return on invested capital. However, given market conditions during the downturn, until 2009, it had been difficult to find new land investments that meet or exceed these rate of return requirements. Therefore, we have focused on managing the balance sheet by selling through our currently owned inventory and conserving cash to be prepared to invest in new land when market conditions are right. Since the first quarter of fiscal 2009, we have begun to see land investment opportunities that meet or exceed our underwriting requirements.  New land purchases at pricing that will generate good investment returns are needed to return to profitability.

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

•
We typically acquire land for future development principally through the use of land options which need not be exercised before the completion of the regulatory approval process. We attempt to structure these options with flexible takedown schedules rather than with an obligation to take down the entire parcel upon receiving regulatory approval.  If we are unable to negotiate flexible takedown schedules, we will at times buy parcels in a single bulk purchase.  Additionally, we purchase improved lots in certain markets by acquiring a small number of improved lots with an option on additional lots. This allows us to minimize the economic costs and risks of carrying a large land inventory, while maintaining our ability to commence new developments during favorable market periods.

•
Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional and nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2010, 2009, and 2008, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 3,102 lots, 6,474 lots, and 15,370 lots, respectively, out of 17,481 total lots, 17,817 total lots, and 31,834 total lots, respectively, under option, resulting in pretax charges of $13.2 million, $45.4 million, and $114.1 million, respectively.

Design - Our residential communities are generally located in suburban areas easily accessible through public and personal transportation. Our communities are designed as neighborhoods that fit existing land characteristics. We strive to create diversity within the overall planned community by offering a mix of homes with differing architecture, textures, and colors. Recreational amenities such as swimming pools, tennis courts, clubhouses, open areas, and tot lots are frequently included.

Construction - We design and supervise the development and building of our communities. Our homes are constructed according to standardized prototypes which are designed and engineered to provide innovative product design while attempting to minimize costs of construction. We generally employ subcontractors for the installation of site improvements and construction of homes. However, we employ general contractors to manage the construction of most mid-rise buildings. Agreements with subcontractors are generally short term and provide for a fixed price for labor and materials. We rigorously control costs through the use of computerized monitoring systems.

Because of the risks involved in speculative building, our general policy is to construct an attached condominium or townhouse building only after signing contracts for the sale of at least 50% of the homes in that building. For our mid-rise buildings, our general policy is to begin building after signing contracts for the sale of at least 40% of the homes in that building. A majority of our single family detached homes are constructed after the signing of a sales contract and mortgage approval has been obtained. This limits the buildup of inventory of unsold homes and the costs of maintaining and carrying that inventory.

Materials and Subcontractors - We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors. In most instances, we use general contractors for mid-rise construction. In recent years, we have experienced no significant construction delays due to shortage of materials or labor; however, we cannot predict the extent to which shortages in necessary materials or labor may occur in the future.

Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups, and demographic databases. We make use of newspaper, radio, television, internet advertisements, magazine, our web site, billboard, video and direct mail advertising, special and promotional events, illustrated brochures, and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our Florida, Illinois, Maryland, New Jersey, North Carolina, Ohio, Virginia and Texas markets, which offer a wide range of customer options to satisfy individual customer tastes.

Customer Service and Quality Control - In many of our markets, associates are responsible for customer service and pre-closing quality control inspections as well as responding to post-closing customer needs. Prior to closing, each home is inspected and any necessary completion work is undertaken by us. Our homes are enrolled in a standard limited warranty program which, in general, provides a homebuyer with a one-year warranty for the home’s materials and workmanship, a two-year warranty for the home’s heating, cooling, ventilating, electrical, and plumbing systems, and a 10 year warranty for major structural defects. All of the warranties contain standard exceptions, including, but not limited to, damage caused by the customer.

Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. Our financial services segment provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval, and closing and title services. We originate loans in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C. and West Virginia. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

During the year ended October 31, 2010, for the markets in which our mortgage subsidiaries originated loans, 13.0% of our homebuyers paid in cash and 82.0% of our noncash homebuyers obtained mortgages from one of our mortgage banking subsidiaries. The loans we originated in fiscal 2010 were 49.3% Federal Housing Administration/Veterans Affairs (FHA/VA), 45.2% prime, 4.6% United States Department of Agriculture, and 0.9% broker non-subprime.

We customarily sell virtually all of the loans and loan-servicing rights that we originate within a short period of time. Loans are sold either individually or against forward commitments to institutional investors, including banks, mortgage banking firms, and savings and loan associations.

Code of Ethics - In more than 50 years of doing business, we have been committed to enhancing our shareholders’ investment through conduct that is in accordance with the highest levels of integrity. Our Code of Ethics is a set of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company. Our Code of Ethics applies to our principal executive officer, principal financial officer, chief accounting officer, controller, and all other associates of our Company, including our directors and other officers. The Company’s Code of Ethics is available on the Company’s web site at www.khov.com under “Investor Relations/Governance/Code of Ethics”.

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

Residential Development Activities

Our residential development activities include site planning and engineering, obtaining environmental and other regulatory approvals and constructing roads, sewer, water, and drainage facilities, recreational facilities and other amenities and marketing and selling homes. These activities are performed by our associates, together with independent architects, consultants, and contractors. Our associates also carry out long-term planning of communities. A residential development generally includes single-family detached homes and/or a number of residential buildings containing from two to 24 individual homes per building, together with amenities such as club houses, swimming pools, tennis courts, tot lots, and open areas. We also develop mid-rise buildings, including some that contain over 300 homes per building.

Current base prices for our homes in contract backlog at October 31, 2010, range from $74,000 (low income housing) to $1,104,000 in the Northeast, from $170,000 to $1,660,000 in the Mid-Atlantic, from $34,000 to $330,000 in the Midwest, from $100,000 to $492,000 in the Southeast, from $83,000 to $675,000 in the Southwest, and from $129,000 to $544,000 in the West. Closings generally occur and are typically reflected in revenues within 12 months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2010, is set forth below:

(Housing revenue in thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$296,449	718	$412,882
Mid-Atlantic	280,132	753	372,021
Midwest	91,260	439	207,882
Southeast	92,712	384	241,438
Southwest	391,807	1,767	221,736
West	175,139	668	262,184
Consolidated total	$1,327,499	4,729	$280,715
Unconsolidated joint ventures	124,149	280	443,389
Total including unconsolidated joint ventures	$1,451,648	5,009	$289,808

The value of our net sales contracts, excluding unconsolidated joint ventures, decreased 21.7% to $1.1 billion for the year ended October 31, 2010, from $1.4 billion for the year ended October 31, 2009. This decrease was primarily the result of a 19.5% decrease in the number of homes contracted to 4,206 in 2010 from 5,227 in 2009. The decline in the number of homes contracted occurred despite an increase in open-for-sale communities of 13 communities, demonstrating further deterioration in the market during fiscal 2010.  We contracted an average of 23.1 homes per community in 2010 compared to an average of 23.3 homes per community in 2009, demonstrating a further slowing in sales pace.  We believe the decrease in sales pace is the result of continued high unemployment, tighter mortgage loan underwriting criteria, and continued weak consumer confidence.

Information on the value of net sales contracts by segment for the years ended October 31, 2010 and 2009 is set forth below:

(Value of net sales contracts in thousands)	2010	2009	Percentage of Change
Northeast	$193,826	$350,515	(44.7)%
Mid-Atlantic	236,095	281,194	(16.0)%
Midwest	72,347	95,764	(24.5)%
Southeast	76,799	103,173	(25.6)%
Southwest	393,943	377,292	4.4%
West	144,782	220,369	(34.3)%
Consolidated total	$1,117,792	$1,428,307	(21.7)%
Unconsolidated joint ventures	114,740	56,886	101.7%
Total including unconsolidated joint ventures	$1,232,532	$1,485,193	(17.0)%

The following table summarizes our active selling communities under development as of October 31, 2010. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total home sites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)(3)	Remaining Homes Available(2)
Northeast	15	5,595	4,308	236	1,051
Mid-Atlantic	30	4,832	2,477	262	2,093
Midwest	23	2,521	1,144	222	1,155
Southeast	18	2,894	2,031	82	781
Southwest	89	12,207	8,051	337	3,819
West	17	6,197	4,048	107	2,042
Total	192	34,246	22,059	1,246	10,941

(1)	Includes 111 home sites under option.
(2)	Of the total remaining homes available, 1,062 were under construction or completed (including 276 models and sales offices) and 5,092 were under option.
(3)	Excludes three homes in backlog for communities in planning.

Backlog

At October 31, 2010 and 2009, including unconsolidated joint ventures, we had a backlog of signed contracts for 1,394 homes and 1,931 homes, respectively, with sales values aggregating $0.4 billion and $0.6 billion, respectively. The majority of our backlog at October 31, 2010 is expected to be completed and closed within the next 12 months. At November 30, 2010 and 2009, our backlog of signed contracts, including unconsolidated joint ventures, was 1,363 homes and 1,755 homes, respectively, with sales values aggregating $0.4 billion and $0.6 billion, respectively.

Sales of our homes typically are made pursuant to a standard sales contract that provides the customer with a statutorily mandated right of rescission for a period ranging up to 15 days after execution. This contract requires a nominal customer deposit at the time of signing. In addition, in the Northeast, Mid-Atlantic, and some sections of the Midwest and Southeast, we typically obtain an additional 5% to 10% down payment due within 30 to 60 days after signing. The contract may include a financing contingency, which permits customers to cancel their obligation in the event mortgage financing at prevailing interest rates (including financing arranged or provided by us) is unobtainable within the period specified in the contract. This contingency period typically is four to eight weeks following the date of execution. When housing values decline in certain markets, some customers cancel their contracts and forfeit their deposits. Cancellation rates are discussed further in Item 7 “Managements’ Discussion and Analysis of Financial Condition and Results of Operations.” Sales contracts are included in backlog once the sales contract is signed by the customer, which in some cases includes contracts that are in the rescission or cancellation periods. However, revenues from sales of homes are recognized in the Consolidated Statement of Operations, when title to the home is conveyed to the buyer, adequate initial and continuing investment have been received and there is no continued involvement.

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2010, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities under development are included in the 32,200 consolidated total home sites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Communities in Planning

(Dollars in thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value(2)
Northeast:
Under option(1)	16	2,992	$137,085	$36,432
Owned	19	1,728		171,341
Total	35	4,720		207,773
Mid-Atlantic:
Under option(1)	24	2,515	$184,458	5,568
Owned	13	1,846		39,045
Total	37	4,361		44,613
Midwest:
Under option(1)	5	225	$4,800	885
Owned	4	203		3,051
Total	9	428		3,936
Southeast:
Under option(1)	13	2,122	$55,116	1,374
Owned	13	1,077		13,222
Total	26	3,199		14,596
Southwest:
Under option(1)	11	697	$33,222	454
Owned	7	508		8,516
Total	18	1,205		8,970
West:
Under option(1)	2	625	$41,894	3,321
Owned	40	5,475		79,330
Total	42	6,100		82,651
Totals:
Under option(1)	71	9,176	$456,575	48,034
Owned	96	10,837		314,505
Combined total	167	20,013		$362,539

(1)
Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2010, option fees and deposits aggregated approximately $18.6 million. As of October 31, 2010, we spent an additional $29.4 million in nonrefundable predevelopment costs on such properties.

(2)
The book value of $362.5 million included the amount on the Consolidated Balance Sheets identified as “Inventories-land and land options held for future development or sale,” as well as $12.7 million for specific performance options, and $1.3 million for deposits on variable interest entity property reported under “Consolidated inventory not owned.”

We either option or acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a nonrecourse purchase agreement. As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities for which we have determined that current market conditions do not justify further investment at this time.  When we decide to mothball a community, the inventory is reclassified from Sold and unsold homes and lots under development to Land and land options held for future development or sale.  See Note 3 to the Consolidated Financial Statements for further discussion on mothballed communities.  For additional financial information regarding our homebuilding segments, see Note 10 to the Consolidated Financial Statements.

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

In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth or no-growth initiatives that could negatively affect the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any such delays or costs could have a negative effect on our future revenues and earnings.

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

The homebuilding industry is significantly affected by changes in general and local economic conditions, real estate markets, and weather and other environmental conditions, which could affect our ability to build homes at prices our customers are willing or able to pay, could reduce profits that may not be recaptured, could result in cancellation of sales contracts, and could affect our liquidity.

The homebuilding industry is cyclical, has from time to time experienced significant difficulties, and is significantly affected by changes in general and local economic conditions such as:

•	Employment levels and job growth;

•	Availability of financing for home buyers;

•	Interest rates;

•	Foreclosure rates;

•	Inflation;

•	Adverse changes in tax laws;

•	Consumer confidence;

•	Housing demand;

•	Population growth; and

•	Availability of water supply in locations in which we operate.

Turmoil in the financial markets could affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments.  The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We believe we help to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit. In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder. In addition, we entered into certain stand alone letter of credit facilities, and agreements pursuant to which all of the outstanding letters of credit under our revolving credit facility were replaced with letters of credit issued under such new letter of credit facilities and agreements. However, we may need additional letters of credit above the amounts provided under these new letter of credit facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we may be adversely affected.

Weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can harm the local homebuilding business. Our business in Florida was adversely affected in late 2005 and into 2006 due to the affect of Hurricane Wilma on materials and labor availability and pricing. Conversely, Hurricane Ike, which hit Houston in September 2008, did not have an affect on materials and labor availability or pricing, but did affect the volume of home sales in subsequent weeks.

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

The homebuilding industry is now experiencing a significant and sustained downturn. An industry-wide softening of demand for new homes has resulted from a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes, and foreclosures, has depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal years 2007 through 2010 and may continue to materially adversely affect our business and results of operations in fiscal 2011. Further, we substantially increased our inventory through fiscal 2006, which required significant cash outlays and which has increased our price and margin exposure as we continue to work through this inventory. Looking forward, if the housing market continues to deteriorate it will become more difficult to generate positive cash flow. General economic conditions in the U.S. remain weak. Market volatility has been unprecedented and extraordinary in the last several years, and the resulting economic turmoil may continue to exacerbate industry conditions or have other unforeseen consequences, leading to uncertainty about future conditions in the homebuilding industry. Continuation or worsening of this downturn or general economic conditions would continue to have a material adverse effect on our business, liquidity, and results of operations.

In addition, an increase in the default rate on the mortgages we originate may adversely affect our ability to sell mortgages or the pricing we receive upon the sale of mortgages.  Although substantially all of the mortgage loans we originate are sold in the secondary mortgage market on a servicing released, non-recourse basis, we remain liable for certain limited representations, such as fraud, and warranties related to loan sales.  As default rates rise, this may increase our potential exposure regarding mortgage loan sales because investors may seek to have us buy back or make whole investors for mortgages we previously sold.  To date, we have not made significant payments related to our mortgage loans but because of the uncertainties inherent to these matters, actual future payments could differ significantly from our currently estimated amounts.

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

These programs are expected to wind down over time; for example the California tax credit ended in the fourth quarter of fiscal 2009 and the federal tax credit expired in April 2010. In addition, in fiscal 2010, the U.S. Department of Housing and Urban Development (“HUD”) tightened FHA underwriting standards. Housing markets may further decline as these programs are modified or terminated.

Leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations, and may adversely affect our financial condition.

We have a significant amount of debt.

•	Our debt, as of October 31, 2010, including the debt of the subsidiaries that guarantee our debt, was
        $1,630.6 million ($1,616.3 million net of discount); and

•
Our debt service payments for the 12-month period ended October 31, 2010, which include interest incurred and mandatory principal payments on our corporate debt under the terms of our indentures (but which do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit facilities and agreements), were $165.7 million.

In addition, as of October 31, 2010, we had $89.5 million in aggregate outstanding face amount of letters of credit issued under various letter of credit facilities and agreements, which were collateralized by $92.3 million of cash. Our fees for these letters of credit for the 12 months ended October 31, 2020, which are based on both the used and unused portion of the facilities and agreements, were $1.4 million.  We also had substantial contractual commitments and contingent obligations, including approximately $359.1 million of performance bonds as of October 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”

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

Our sources of liquidity are limited and may not be sufficient to meet our needs.

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder. Because we no longer have a revolving credit facility, we are dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses, and/or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letter of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. If our available cash and capital resources are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due.

Restrictive covenants in our debt instruments may restrict our ability to operate and if our financial performance worsens, we may not be able to undertake transactions within the restrictions of our debt instruments.

The indentures governing our outstanding debt securities impose certain restrictions on our operations and activities. The most significant restrictions relate to debt incurrence, creating liens, sales of assets, cash distributions, including paying dividends on common and preferred stock, capital stock and debt repurchases, and investments by us and certain of our subsidiaries.  Because of these restrictions, we are currently prohibited from paying dividends on our preferred stock and anticipate that we will remain prohibited for the foreseeable future.

The restrictions in our debt instruments could prohibit or restrict our activities such as undertaking capital raising or restructuring activities or entering into other transactions.  In such a situation, we may be unable to amend the instrument or obtain a waiver. In addition, if we fail to make timely payments on this debt and other material indebtedness, our debt under these debt instruments could become due and payable prior to maturity. In such a situation, there can be no assurance that we would be able to obtain alternative financing. Either situation could have a material adverse effect on the solvency of the Company.

The terms of our debt instruments allow us to incur additional indebtedness.

Under the terms of our indebtedness under our indentures, we have the ability, subject to our debt covenants, to incur additional amounts of debt. The incurrence of additional indebtedness could magnify the risks described above. In addition, certain obligations such as standby letters of credit and performance bonds issued in the ordinary course of business, including those issued under our stand-alone letter of credit agreements and facilities, are not considered indebtedness under our indentures (and may be secured), and therefore, are not subject to limits in our debt covenants.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses, and to fund our other liquidity needs. On March 16, 2009, Fitch Ratings lowered the Company’s issuer default rating to CCC from B-. On April 7, 2009, Moody’s Investor Services affirmed our corporate family rating of Caa1, with a negative outlook. On April 1, 2009, Standard & Poor's ("S&P") lowered our B- corporate credit rating to CCC, with a negative outlook. On September 14, 2010, S&P affirmed our corporate credit rating of CCC+ but revised our outlook from developing to negative. Downgrades may make it more difficult and costly for us to access capital.  Therefore, any further downgrade by any of the principal credit agencies may exacerbate these difficulties.

Our business is seasonal in nature and our quarterly operating results can fluctuate.

Our quarterly operating results generally fluctuate by season. Historically, a large percentage of our agreements of sale have been entered into in the winter and spring. The construction of a customer’s home typically begins after signing the agreement of sale and can take 12 months or more to complete. Weather-related problems, typically in the fall, late winter and early spring, can delay starts or closings and increase costs and thus reduce profitability. In addition, delays in opening communities could have an adverse affect on our sales and revenues. Due to these factors, our quarterly operating results will likely continue to fluctuate.

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

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of, or increase the cost of, developing one or more of our residential communities. In addition, we contract with subcontractors to construct our homes. Therefore, the timing and quality of our construction depends on the availability, skill, and cost of our subcontractors. Delays or cost increases caused by shortages and price fluctuations could harm our operating results, the impact of which may be further affected depending on our ability to raise sales prices to offset increased costs.

Changes in economic and market conditions could result in the sale of homes at a loss or holding land in inventory longer than planned, the cost of which can be significant.

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of undeveloped land, buildable lots, and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See “Critical Accounting Policies.” For example, during 2010, 2009, and 2008, we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $13.2 million, $45.4 million and $114.1 million, respectively. Also, in 2010, 2009, and 2008, as a result of the difficult market conditions, we recorded inventory impairment losses on owned property of $122.5 million, $614.1 million, and $596.0 million, respectively. If market conditions continue to worsen, additional inventory impairment losses and land option write-offs will likely be necessary.

Home prices and sales activities in the California, Maryland, New Jersey, Texas and Virginia markets have a large impact on our results of operations because we conduct a significant portion of our business in these markets.

We presently conduct a significant portion of our business in the California, Maryland, New Jersey, Texas and Virginia markets. Home prices and sales activities in these markets and in most of the other markets in which we operate have declined from time to time, particularly as a result of slow economic growth. In particular, market conditions in California, Maryland, New Jersey and Virginia have declined significantly since the end of 2006. Furthermore, precarious economic and budget situations at the state government level may adversely affect the market for our homes in those affected areas. If home prices and sales activity decline in one or more of the markets in which we operate, our costs may not decline at all or at the same rate and may negatively impact our results of operations.

Because almost all of our customers require mortgage financing, increases in interest rates or the decreased availability of mortgage financing could impair the affordability of our homes, lower demand for our products, limit our marketing effectiveness, and limit our ability to fully realize our backlog.

Virtually all of our customers finance their acquisitions through lenders providing mortgage financing. Increases in interest rates or decreases in availability of mortgage financing could lower demand for new homes because of the increased monthly mortgage costs to potential home buyers. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers as well as our ability to fully realize our backlog because our sales contracts generally include a financing contingency. Financing contingencies permit the customer to cancel its obligation in the event mortgage financing at prevailing interest rates, including financing arranged or provided by us, is unobtainable within the period specified in the contract. This contingency period is typically four to eight weeks following the date of execution of the sales contract.

Starting in 2007, many lenders have been significantly tightening their underwriting standards, and many subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results.  In addition, we believe that the availability of mortgage financing, including Federal National Mortgage Association, Federal Home Loan Mortgage Corp, and FHA/VA financing, is an important factor in marketing many of our homes. In addition, in fiscal 2010, HUD tightened FHA underwriting standards. Any limitations or restrictions on the availability of those types of financing could reduce our sales.

We conduct certain of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2010, we had invested an aggregate of $38.0 million in these joint ventures, including advances to these joint ventures of approximately $13.5 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

These investments involve risks and are highly illiquid. There are a limited number of sources willing to provide acquisition, development, and construction financing to land development and homebuilding joint ventures, and as market conditions become more challenging, it may be difficult or impossible to obtain financing for our joint ventures on commercially reasonable terms. Recently, we have been unable to obtain financing for newly created joint ventures. In addition, we lack a controlling interest in these joint ventures and, therefore, are usually unable to require that our joint ventures sell assets or return invested capital, make additional capital contributions, or take any other action without the vote of at least one of our venture partners. Therefore, absent partner agreement, we will be unable to liquidate our joint venture investments to generate cash.

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

We also are subject to a variety of local, state, federal, and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs and can prohibit or severely restrict development and homebuilding activity.

For example, as previously reported in the Company’s 10-Q for the quarters ended January 31, 2010, April 30, 2010, and July 31, 2010, the Company was engaged in discussions with the U. S. Environmental Protection Agency (EPA) and the U.S. Department of Justice (DOJ) regarding alleged violations of storm water discharge requirements. In resolution of this matter, in April 2010 we agreed to the terms of a consent decree with the EPA, DOJ and the states of Virginia, Maryland, West Virginia and the District of Columbia (collectively the States). The consent decree was approved by the federal district court in August 2010. Under the terms of the consent decree, we have paid a fine of $1.0 million collectively to the United States and the States named above and have agreed to perform under the terms of the consent decree for a minimum of three years, which includes implementing certain operational and training measures nationwide to facilitate ongoing compliance with storm water regulations.

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

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, we may experience losses that could hurt our financial results. Our financial results could also be adversely affected if we were to experience an unusually high number of claims or unusually severe claims. Recently, other homebuilders in Alabama, Florida, Louisiana, Mississippi and Texas have had construction defect claims associated with allegedly defective drywall manufactured in China (Chinese Drywall) that may be responsible for noxious smells and accelerated corrosion of certain metals in the home. We have currently identified 10 homes with Chinese Drywall that must be remediated, and we have been notified of 19 more homes that potentially have Chinese Drywall that may need remediation.  These homes are located in our Florida and Houston markets.  The estimated costs of the remediations of these homes are reserved.  If additional homes are identified to have this issue, or our actual costs to remediate differ from our current estimated costs, it may require us to revise our warranty reserves.

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

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or borrowing additional money, for the future growth and development of our business. The terms or availability of additional capital is uncertain. Moreover, the indentures for our outstanding debt securities contain provisions that restrict the debt we may incur in the future and our ability to pay dividends on equity. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support our first, second and third lien senior secured notes may make it more difficult to raise additional financing in the future.

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

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president and chief executive officer, have voting control, through personal holdings, the limited partnership established for members of Mr. Hovnanian's family and family trusts, of Class A and Class B common stock that enables them to cast approximately 70% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. Their combined stock ownership enables them to exert significant control over us, including power to control the election of the Board and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated a federal net operating loss carryforward of $904.9 million through the year ended October 31, 2010, and we may generate net operating loss carryforwards in future years.

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

In August 2008, we announced that the Board adopted a shareholder rights plan designed to preserve shareholder value and the value of certain tax assets primarily associated with net loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code and on December 5, 2008, our stockholders approved the Board's decision to adopt the shareholder rights plan.  In addition, on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A common stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. See Note 3 to the Consolidated Financial Statements for further details.

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

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

We own a 69,000 square-foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 653,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West.  Included in this amount is 88,000 square feet of abandoned lease space.

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

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation and/or other costs and can prohibit or severely restrict development and homebuilding activity.

As previously reported in the Company’s 10-Q for the quarters ended January 31, 2010, April 30, 2010 and July 31, 2010, the Company was engaged in discussions with the U. S. Environmental Protection Agency (EPA) and the U.S. Department of Justice (DOJ) regarding alleged violations of storm water discharge requirements. In resolution of this matter, in April 2010 we agreed to the terms of a consent decree with the EPA, DOJ and the states of Virginia, Maryland, West Virginia and the District of Columbia (collectively the States). The consent decree was approved by the federal district court in August 2010. Under the terms of the consent decree, we have paid a fine of $1.0 million collectively to the United States and the States and have agreed to perform under the terms of the consent decree for a minimum of three years, which includes implementing certain operational and training measures nationwide to facilitate ongoing compliance with storm water regulations.

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

The Company is also involved in the following litigation:

A subsidiary of the Company has been named as a defendant in a purported class action suit filed on May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D’Allesandro & Woodyard, et al., alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the subsidiary’s homes in Fort Myers, Florida. Plaintiffs filed an amended complaint on October 19, 2007. Plaintiffs sought to represent a class of certain home purchasers in southwestern Florida and sought damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. The Company’s subsidiary filed a motion to dismiss the amended complaint on December 14, 2007. Following oral argument on the motion in September 2008, the court dismissed the amended complaint with leave for plaintiffs to amend. Plaintiffs filed a second amended complaint on October 31, 2008. The Company’s subsidiary filed a motion to dismiss this second amended complaint. The Court dismissed portions of the second amended complaint.  The Court dismissed additional portions of the second amended complaint on April 28, 2010.  We have had negotiations with the plaintiffs recently to settle this case.  Based on these negotiations we have accrued an immaterial amount for the potential settlement based on our assessment of the outcome.  However, our assessment of the potential outcome may differ from the ultimate resolution of this matter.

ITEM 4
(Removed and reserved)

EXECUTIVE OFFICERS OF THE REGISTRANT

Information on executive officers of the registrant is incorporated herein from Part III, Item 10.

Part II

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange and was held by 544 stockholders of record at December 17, 2010. There is no established public trading market for our Class B Common Stock, which was held by 260 stockholders of record at December 17, 2010. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2010 and 2009:

	Oct. 31, 2010		Oct. 31, 2009
Quarter	High	Low	High	Low
First	$4.40	$3.54	$4.99	$1.61
Second	$7.23	$3.55	$2.93	$0.58
Third	$7.99	$3.47	$3.25	$1.81
Fourth	$4.65	$3.42	$5.61	$3.42

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders.

Issuer Purchases of Equity Securities

In July 2001, the Board authorized a stock repurchase program to purchase up to four million shares of Class A Common Stock (adjusted for a two-for-one stock dividend on March 5, 2004). No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2010. The maximum number of shares that may yet be purchased under the Company’s plans or programs is 0.6 million.

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

	Year Ended
Summary Consolidated Statements of Operations Data (In thousands, Except Per Share Data)	October 31, 2010	October 31, 2009	October 31, 2008	October 31, 2007	October 31, 2006
Revenues	$1,371,842	$1,596,290	$3,308,111	$4,798,921	$6,148,235
Expenses	1,557,428	1,972,978	3,692,556	4,797,767	5,539,489
Inventory impairment loss and land option write-offs	135,699	659,475	710,120	457,773	336,204
Goodwill and intangible amortization and impairment	-	-	36,883	162,124	54,821
Gain on extinguishment of debt	25,047	410,185	-	-	-
Income (loss) from unconsolidated joint ventures	956	(46,041)	(36,600)	(28,223)	15,385
(Loss) income before income taxes	(295,282)	(672,019)	(1,168,048)	(646,966)	233,106
State and federal (benefit) income tax provision	(297,870)	44,693	(43,458)	(19,847)	83,573
Net income (loss)	2,588	(716,712)	(1,124,590)	(627,119)	149,533
Less: preferred stock dividends	-	-	-	10,674	10,675
Net income (loss) available to common stockholders	$2,588	$(716,712)	$(1,124,590)	$(637,793)	$138,858
Per share data:
Basic:
Income (loss) per common share	$0.03	$(9.16)	$(16.04)	$(10.11)	$2.21
Weighted-average number of common shares outstanding	78,691	78,238	70,131	63,079	62,822
Assuming dilution:
Income (loss) per common share	$0.03	$(9.16)	$(16.04)	$(10.11)	$2.14
Weighted-average number of common shares outstanding	79,683	78,238	70,131	63,079	64,838

Summary Consolidated Balance Sheet Data
(In thousands)	October 31, 2010	October 31, 2009	October 31, 2008	October 31, 2007	October 31, 2006
Total assets	$1,817,560	$2,024,577	$3,637,322	$4,540,548	$5,480,035
Mortgages, term loans, revolving credit agreements, and notes payable	$98,613	$77,364	$107,913	$410,298	$319,943
Senior secured notes, senior notes, and senior subordinated notes	$1,616,347	$1,751,701	$2,505,805	$1,910,600	$2,049,778
Stockholders’ (deficit) equity	$(338,568)	$(349,598)	$330,264	$1,321,803	$1,942,163

Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

For purposes of computing the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, earnings consist of earnings from continuing operations before income taxes and income or loss from equity investees, plus fixed charges and distributed income of equity investees, less interest capitalized. Fixed charges consist of all interest incurred, plus that portion of operating lease rental expense (33%) deemed to be representative of interest, plus the amortization of debt issuance costs and bond discounts. Combined fixed charges and preferred stock dividends consist of fixed charges and preferred stock dividends declared. The fourth quarter of 2005 was the first period we declared and paid preferred stock dividends, and due to covenant restrictions, we have been prohibited from paying dividends beginning with the first quarter of fiscal 2008. The following table sets forth the ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for each of the periods indicated:

	Years Ended October 31,
	2010	2009	2008	2007	2006
Ratio of earnings to fixed charges	(a)	(a)	(a)	(a)	1.8
Ratio of earnings to combined fixed charges and preferred stock dividends	(b)	(b)	(b)	(b)	1.7

(a)
Earnings for the years ended October 31, 2010, 2009, 2008 and 2007 were insufficient to cover fixed charges for such period by $273.8 million, $628.3 million, $1,153.5 million and $684.6 million, respectively.

(b)
Earnings for the years ended October 31, 2010, 2009, 2008 and 2007 were insufficient to cover fixed charges and preferred stock dividends for such period by $273.8 million, $628.3 million, $1,153.5 and $695.6 million, respectively. Due to restrictions in our indentures on our senior, senior secured, and senior subordinated notes, we are currently prohibited from paying dividends on our preferred stock and did not make any dividend payments in fiscal 2010, 2009 and 2008.  In fiscal 2007 and 2006, we paid $10.7 million of dividends on our preferred stock.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006, the U.S. housing market has been impacted by declining consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize subprime, Alt-A, and other nonprime mortgage products, and over the past few years, many lenders have significantly tightened their underwriting standards. The overall economy has weakened significantly and fears of further prolonged economic weakness are still present due to high unemployment levels, further deterioration in consumer confidence and the reduction in extensions of credit and consumer spending.  As a result, we experienced significant decreases in our revenues and gross margins during 2007, 2008, and 2009 compared with prior years. During 2010, the homebuilding market exhibited a large degree of choppiness.  Signs of this choppiness can be seen in key measures, such as our gross margin, cancellation rates and total deliveries each quarter in 2010.  We continued to see declines in deliveries and revenues during fiscal 2010, however, our gross margin percentage increased to 16.8% for the year ended October 31, 2010 from 9.2% for the year ended October 31, 2009, and our contract cancellation rates of 23.0% and 24.0% in the third and fourth quarters of fiscal 2010 is consistent with more normalized levels, as seen in fiscal 2003 and 2004.  However, our cancellation rate as a percentage of backlog was 25.0% for the fourth quarter which is the highest it has been in the last six quarters.  Active selling communities increased by 7.3% compared with the same period a year ago and net contracts per active selling community decreased slightly to 23.1 for the year ended October 31, 2010 compared to 23.3 in the same period in the prior year.  Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, the expiration of the federal homebuyers’ tax credit on April 30, 2010 and the threat of more foreclosures continue to hinder a recovery in the housing market.

We have exposure to additional impairments of our inventories, which, as of October 31, 2010, have a book value of $1.0 billion, net of $895.9 million of impairments recorded on 169 of our communities. We also have $74.8 million invested in 14,379 lots under option, including cash and letters of credit option deposits of $36.3 million as of October 31, 2010. We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it. As of October 31, 2010, we have total investments in, and advances to, unconsolidated joint ventures of $38.0 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our investment in joint ventures for other than temporary declines, which has resulted in total reductions in our investment in joint ventures of $115.8 million from the second half of fiscal 2006, the first quarter in which we had impairments on our joint ventures, through October 31, 2010. We still have exposure to future write-downs of our investment in unconsolidated joint ventures if conditions continue to deteriorate in the markets in which our joint ventures operate. With respect to goodwill and intangibles, there is no remaining risk of further exposure to impairments because both goodwill and finite lived intangibles were fully written off as of October 31, 2008.

As the market for new homes declined, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace.  We delayed and cancelled planned land purchases and renegotiated land prices and significantly reduced our total number of controlled lots owned and under option.  Additionally, we significantly reduced our total number of speculative homes put into production over the past several years.  Recently, however, we have begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces and have been pursuing such land acquisitions.  New land purchases at pricing that will generate good investment returns and drive greater operating efficiencies are needed to return to profitability.  During fiscal 2010, we increased our controlled lots by 4,235 and we opened 81 new communities.  During fiscal 2010, we purchased approximately 3,400 lots within 119 newly identified communities (defined as communities controlled subsequent to January 31, 2009).  In addition, we optioned approximately 3,300 lots in 37 newly identified communities during the fourth quarter of 2010.  In the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010, we had an increase in active selling communities in consecutive quarters.  This was the first consecutive quarter increase in active selling community count since the second quarter of fiscal 2007.  Continuing this trend, we had an increase in active selling communities in the fourth quarter of fiscal 2010 compared to the third quarter of fiscal 2010. We have also continued to closely evaluate and make reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $83.4 million from $321.6 million in fiscal 2009 to $238.2 million in fiscal 2010 due in large part to a 76.3% reduction in head count at the end of fiscal 2010 from our peak in June 2006.  Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.  For the year ended October 31, 2010, homebuilding selling, general and administrative costs declined 25.6% to $178.3 million compared to the year ended October 31, 2009.

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

Substantially all of the mortgage loans originated are sold within a short period in the secondary mortgage market on a servicing released, nonrecourse basis although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales.  Mortgage investors could seek to have us buy back loans or make whole investors for mortgages we have sold.  To date, we have not made significant payments associated with our loans and we have reserves for potential losses.  Included in mortgage loans held for sale at October 31, 2010 is $1.1 million of mortgage loans, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

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

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest, and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all costs related to specific performance options, variable interest entities, and other options, which consists primarily of our model homes and inventory related to structured lot options.

We have decided to mothball (or stop development on) certain communities where we have determined the current market conditions do not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". As of October 31, 2010, the book value of the 58 mothballed communities was $174.4 million, net of impairment charges of $580.2 million. We regularly review communities to determine if mothballing is appropriate or to re-activate previously mothballed communities as we did with 16 communities in the twelve months ended October 31, 2010.

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

These and other local market-specific conditions that may be present are considered by management in preparing projection assumptions for each community. The sales objectives can differ between our communities, even within a given market. For example, facts and circumstances in a given community may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another community may lead us to price our homes to minimize deterioration in our gross margins, although it may result in a slower sales absorption pace. In addition, the key assumptions included in our estimate of future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in homes sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one community that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby community. Changes in our key assumptions, including estimated construction and development costs, absorption pace and selling strategies, could materially impact future cash flow and fair-value estimates. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful.

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for all impairments recorded from October 31, 2006 to date range from 13.5% to 20.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $54.9 million of our total inventories at October 31, 2010, and are reported at the lower of carrying amount or fair value less costs to sell. In determining whether land held for sale is impaired, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Insurance Deductible Reserves - For homes delivered in fiscal 2010 and 2009, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in 2010 is $0.1 million up to a $5 million limit. For bodily injury claims in 2009, our deductible was $20 million. Our aggregate retention in 2010 and 2009 is $21 million for construction defect and warranty claims, and $20 million for bodily injury claims.  We do not have a deductible on our worker's compensation insurance in fiscal 2010. For fiscal 2009, our worker’s compensation insurance deductible was $0.5 million per occurrence. Reserves for estimated losses for fiscal 2010 and 2009 have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty data and other industry data to assist our management to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to operations if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”.  The evaluation of whether or not we are the primary beneficiary can require significant judgment.  Similarly, if the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. In accordance with ASC 810-10, “Consolidation - Overall” (“ASC 810-10”), we record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimate. During fiscal 2009 and 2008, we wrote-down certain joint venture investments by $26.4 million and $11.3 million, respectively.  There were no write-downs in fiscal 2010.

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

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K.  There have been no accounting pronouncements that have been issued but not yet implemented that we believe will materially impact our financial statements.

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

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities.  In light of the challenging homebuilding market conditions experienced over the past few years, which are continuing as reflected in our 14.1% decline in revenues during the twelve months ended October 31, 2010, compared to the same period of 2009, we had been operating with a primary focus to generate cash flows from operations through reductions in assets.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, has allowed us to reduce net debt (debt less cash) over the past two years.  However, recently we have begun to see more opportunities to purchase land at prices that make economic sense given current home sales prices and sales paces.  As such, in 2010 we have acquired new land at higher levels than in the previous few years.  As a result, our net debt increased slightly in the third and fourth quarters of fiscal 2010 compared to the first half of fiscal 2010.

Our cash uses during the 12 months ended October 31, 2010 and 2009 were for operating expenses, land purchases, land deposits, construction spending, state income taxes, interest and debt principal payments and repurchases. We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues, a federal tax refund and other revenues. We believe that these sources of cash will be sufficient through fiscal 2011 to finance our working capital requirements and other needs, despite continued declines in total revenues, the termination of our revolving credit facility in fiscal 2009 and the collateralization with cash in segregated accounts to support certain of our letters of credit. We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet. Due to a change in tax legislation that became effective on November 6, 2009, allowing a carryback of our 2009 net operating loss five years to previously profitable years, we were able to file for a $291.3 million federal income tax refund and we received $274.1 million of that refund during our second quarter of fiscal 2010 and received the remaining amount in the first quarter of fiscal 2011.

Our homebuilding cash balance at October 31, 2010 decreased by $60.8 million from October 31, 2009.  This decrease was impacted by $111.5 million for principal payments upon debt maturity and debt repurchases, and $287.9 million for new land purchases, offset by increases of $274.1 million from the federal income tax refund, $42.9 million of cash previously reported as restricted cash which is no longer required to collateralize our letter of credit agreements and facilities, and increases in cash from operating activities.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and noncash charges relating to depreciation, amortization of computer software costs, amortization of finite-lived intangibles, stock compensation awards and impairment losses for inventory, finite-lived intangibles and goodwill. When we are expanding our operations, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what was happening since the last half of fiscal 2007 through part of fiscal 2009, allowing us to generate positive cash flow from operations during this period. In the latter part of fiscal 2009 and continuing in fiscal 2010, we began to grow our community count again and as a result of the new land purchases and land development we used cash in operations. Looking forward, given the depressed housing market, it will become more difficult to generate positive cash flow from operations until we return to profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to profitability, including through land acquisition.  We continue to focus on maximizing cash flow by limiting our investment in currently owned communities that we believe will not generate positive cash flow in the near term, and by seeking to identify and purchase new land parcels (primarily finished lots) on which homes can be built and delivered in a short period of time, generating acceptable returns, based on our underwriting standards, and positive cash flow.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2010, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 5 for information on equity purchases).  We did not buy back any shares under this program during fiscal 2010, 2009 or 2008.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In each of fiscal year 2007 and 2006, we paid $10.7 million of dividends on the Series A Preferred Stock. In fiscal 2010, 2009 and 2008, we did not make any dividend payments as a result of covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

On May 14, 2008, we issued 14,000,000 shares of Class A Common Stock for net proceeds of $125.9 million.

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder.  Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $89.5 million and $130.3 million of letters of credit outstanding as of October 31, 2010 and October 31, 2009, respectively, which is reflected in "Restricted cash" on the Consolidated Balance Sheet.  These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses.  As of October 31, 2010 and October 31, 2009, the amount of cash collateral in these segregated accounts was $92.3 million and $135.2 million, respectively.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with Citibank, N.A. (“Citibank Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 5, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable upon the sale of each mortgage loan to a permanent investor at LIBOR plus 4.00%.  As of October 31, 2010, the aggregate principal amount of all borrowings under the Citibank Master Repurchase Agreement was $41.5 million.

In addition to the Citibank Master Repurchase Agreement discussed above, on July 19, 2010, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $25 million through July 18, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at LIBOR floor of 2.00% plus applicable margin ranging from 2.50% to 3.00% based on the takeout investor and type of loan.  This agreement was amended on October 13, 2010 to temporarily increase the commitment to $50 million until December 16, 2010 (the interest rate remained the same).  As of October 31, 2010, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $32.1 million.

Both the Citibank Master Repurchase Agreement and the Chase Master Repurchase Agreement require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the two agreements, we do not consider any of these covenants to be substantive or material. As of October 31, 2010, we believe we were in compliance with the covenants of the Citibank Master Repurchase Agreement and the Chase Master Repurchase Agreement.

On May 27, 2008, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) issued $600 million ($594.4 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes are secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due October 15, 2016. The notes are redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011, and 100% of principal commencing May 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011 with the net cash proceeds from certain equity offerings at 111.50% of principal.  A portion of the net proceeds of the issuance were used to repay the outstanding balance under the then existing amended credit facility.  These second lien notes were the subject of a tender offer discussed below.

On December 3, 2008, K. Hovnanian issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of unsecured senior notes as follows: $0.5 million aggregate principal amount of 8% Senior Notes due 2012, $12.0 million aggregate principal amount of 6 1/2% Senior Notes due 2014, $1.1 million aggregate principal amount of 6 3/8% Senior Notes due 2014, $3.3 million aggregate principal amount of 6 1/4% Senior Notes due 2015, $24.8 million aggregate principal amount of 7 1/2% Senior Notes due 2016, $28.7 million aggregate principal amount of 6 1/4% Senior Notes due 2016 and $1.0 million aggregate principal amount of 8 5/8% Senior Notes due 2017. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees.  The notes are secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under our first-priority and second-priority secured notes.  The notes are redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011 and 100% of principal commencing November 1, 2012.  In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011, with the net cash proceeds from certain equity offerings at a price equal to 118.0% of principal.  These third lien notes were the subject of a tender offer discussed below.

On October 20, 2009, K. Hovnanian issued $785.0 million ($770.9 million net of discount) of 10 5/8% Senior Secured Notes due October 15, 2016. The notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K Hovnanian and the guarantors. The notes are redeemable in whole or in part at our option at 107.969% of principal commencing October 15, 2012, 105.313% of principal commencing October 15, 2013, 102.656% of principal commencing October 15, 2014, and 100% of principal commencing October 15, 2015. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before October 15, 2012 with the net proceeds from certain equity offerings at 110.625% of principal. The net proceeds from this issuance, together with cash on hand, were used to fund certain cash tender offers and consent solicitations for our 11 1/2% Senior Secured Notes due 2013 and 18.0% Senior Secured Notes due 2017 and the cash tender offers for certain series of our unsecured notes discussed below.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of  the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016.  At October 31, 2010, the aggregate book value of the real property collateral securing these notes was approximately $759.5 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $300.0 million as of October 31, 2010, which includes $92.3 of restricted cash collateralizing certain letters of credit.  Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

During the three months ended January 31, 2010, the remaining $13.6 million of our 6% Senior Subordinated Notes due 2010 matured and was paid.  During the year ended October 31, 2010, we repurchased in open market transactions $27.0 million principal amount of 6 1/2% Senior Notes due 2014, $54.5 million principal amount of 6 3/8% Senior Notes due 2014, $29.5 million principal amount of 6 1/4% Senior Notes due 2015, $1.4 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $11.1 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $97.9 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $25.0 million for the year ended October 31, 2010, net of the write-off of unamortized discounts and fees.  The gains from the exchanges and repurchases are included in the Consolidated Statement of Operations as “Gain on extinguishment of debt”.

At October 31, 2010, we had $797.2 million of outstanding senior secured notes ($784.6 million, net of discount), comprised of $0.5 million 11 1/2% Senior Secured Notes due 2013, $11.7 million 18.0% Senior Secured Notes due 2017, and $785.0 million 10 5/8% Senior Secured Notes due 2016. We also had $713.2 million of outstanding senior notes ($711.6 million, net of discount), comprised of $35.5 million 8% Senior Notes due 2012, $54.4 million 6 1/2% Senior Notes due 2014, $29.2 million 6 3/8% Senior Notes due 2014, $52.7 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016, and $195.9 million 8 5/8% Senior Notes due 2017. In addition, we had $120.2 million of outstanding senior subordinated notes, comprised of $66.7 million 8 7/8% Senior Subordinated Notes due 2012, and $53.5 million 7 3/4% Senior Subordinated Notes due 2013.

We and each of our subsidiaries are guarantors of the senior secured, senior, and senior subordinated notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and our foreign subsidiary (See Note 21 to the Consolidated Financial Statements). The indentures governing the senior secured, senior, and senior subordinated notes do not contain any financial maintenance covenants but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior, and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell, or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. The indentures also contain events of default which would permit the holders of the senior secured, senior, and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2010, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may continue to make debt purchases and/or exchanges from time to time, through tender offers, open market purchases, private transactions, or otherwise, or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured, senior and senior subordinated notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness.  As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock.  If current market trends continue or worsen, we will continue to be restricted from paying dividends for the foreseeable future.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

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

On September 14, 2010, S&P affirmed the corporate credit rating of CCC+ but revised our outlook to negative from developing.

Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt or affect the interest rates charged on any of our debt issues or our debt covenant requirements or cause any other operating issue.  The only potential risk from negative changes in our credit ratings is that they may make it more difficult or costly for us to access capital.  However, due to our available cash resources, the downgrades in our credit ratings in the second quarter of fiscal 2009 and the revision to S&P's outlook in 2010 have not impacted management’s operating plans, or our financial condition, results of operations or liquidity.

Total inventory decreased $63.2 million, excluding inventory not owned, during the year ended October 31, 2010.  Total inventory, excluding inventory not owned, for fiscal 2010 decreased in the Northeast $117.7 million, in the Mid-Atlantic $6.0 million, in the Midwest $1.1 million, which decreases were offset by increases in the Southeast $4.6 million, in the Southwest $25.7 million, and in the West $31.3 million.  During fiscal 2010, we incurred $122.5 million in write-downs primarily attributable to impairments as a result of a continued decline in sales pace, sales price and general market conditions.  In addition, we wrote-off costs in the amount of $13.2 million during fiscal 2010, related to land options that expired or that we terminated.  See "Notes to Consolidated Financial Statements" – Note 13 for additional information.  Despite these write-downs and inventory reductions due to deliveries, total inventory only decreased $63.2 million, excluding inventory not owned, because we purchased $287.9 million of land during fiscal 2010.  We have recently been able to identify new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions.  Substantially all homes under construction or completed and included in inventory at October 31, 2010 are expected to be closed during the next 12 months.  Most inventory completed or under development was/is partially financed through our line of credit and debt and equity issuances.

The total inventory decreases discussed above excluded the decrease in consolidated inventory not owned of $44.7 million consisting of specific performance options, options with variable interest entities, and other options that were added to our balance sheet in accordance with ASC 470-40, “Debt - Product Financing Arrangements”, and ASC 840-40, “Leases - Sales-Leaseback Transactions”, and variable interest entities in accordance with ASC 810-10.  See “Notes to Consolidated Financial Statements”- Note 18 for additional information on ASC 810-10.  Specific performance options inventory decreased $9.5 million for the year ended October 31, 2010.  This decrease was primarily due to the fact that certain lots previously recorded as a future obligation in the Northeast were taken down during the first quarter of fiscal 2010.  Variable interest entity options inventory decreased $12.7 million as we continue to take down land or walk away from deals previously consolidated under ASC 810-10. Other options inventory decreased $22.5 million for the year ended October 31, 2010.  Other options consist of inventory financed via a model home program and structured lot option agreements.  Model home inventory financed through the model lease program decreased $19.6 million because we have terminated the use of models in certain communities where models were no longer needed and in conjunction therewith also terminated the option to purchase those models.  Structured lot option inventory decreased $2.9 million.  This decrease was primarily in the Mid-Atlantic where we walked away from a land purchase transaction during the first quarter of fiscal 2010.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. Our inventory representing “Land and land options held for future development or sale” at October 31, 2010, on the Consolidated Balance Sheets, decreased by $23.7 million compared to October 31, 2009.  The decrease is due to additional impairments taken in the Northeast and the West in fiscal 2010, offset by an increase due to the acquisition of new land in the Southeast, Southwest and West segments as land prices became more attractive during fiscal 2010.  Included in “Land and land options held for future development or sale inventory” are amounts associated with inventory in mothballed communities.  We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at this time.  That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve.  As of October 31, 2010, we have mothballed land in 58 communities.  The book value associated with these communities at October 31, 2010 was $174.4 million, net of impairment charges of $580.2 million.  We continually review communities to determine if mothballing is appropriate or to re-activate previously mothballed communities as we did with 16 communities in the twelve months ended October 31, 2010.

The following table summarizes home sites included in our total residential real estate. The increase in total home sites available in 2010 compared to 2009 is attributable to the new communities that have been controlled via option or purchased during 2010, partially offset by delivering homes in existing communities.

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2010:
Northeast	6,007	236	5,771
Mid-Atlantic	6,716	262	6,454
Midwest	1,805	222	1,583
Southeast	4,062	82	3,980
Southwest	5,361	337	5,024
West	8,249	110	8,139
Consolidated total	32,200	1,249	30,951
Unconsolidated joint ventures	2,072	145	1,927
Total including unconsolidated joint ventures	34,272	1,394	32,878
Owned	17,676	993	16,683
Optioned	14,379	111	14,268
Construction to permanent financing lots	145	145	-
Consolidated total	32,200	1,249	30,951
Lots controlled by unconsolidated joint ventures	2,072	145	1,927
Total including unconsolidated joint ventures	34,272	1,394	32,878

October 31, 2009:
Northeast	6,751	457	6,294
Mid-Atlantic	4,026	386	3,640
Midwest	3,107	253	2,854
Southeast	1,418	135	1,283
Southwest	5,259	351	4,908
West	7,397	190	7,207
Consolidated total	27,958	1,772	26,186
Unconsolidated joint ventures	2,576	159	2,417
Total including unconsolidated joint ventures	30,534	1,931	28,603
Owned	16,477	1,511	14,966
Optioned	11,343	123	11,220
Construction to permanent financing lots	138	138	-
Consolidated total	27,958	1,772	26,186
Lots controlled by unconsolidated joint ventures	2,576	159	2,417
Total including unconsolidated joint ventures	30,534	1,931	28,603

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities:

	October 31, 2010			October 31, 2009
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	109	15	124	103	14	117
Mid-Atlantic	72	26	98	69	25	94
Midwest	44	27	71	40	19	59
Southeast	80	20	100	50	1	51
Southwest	421	107	528	364	82	446
West	60	81	141	33	83	116
Total	786	276	1,062	659	224	883
Started or completed unsold homes and models per active selling communities(1)	4.1	1.4	5.5	3.7	1.2	4.9

(1)  Active selling communities, which are communities that are open for sale with 10 or more home sites available, were 192 at October 31, 2010, and 179 at October 31, 2009.

The increase in total unsold homes compared to the prior year is partially due to the increase of 13 active communities from 179 at October 31, 2009 to 192 at October 31, 2010, as well as an increase in cancellations after the expiration of the homebuyer tax credit in the third quarter of fiscal 2010, and a slower sales pace.
Investments in and advances to unconsolidated joint ventures decreased $3.3 million during the fiscal year ended October 31, 2010. The decrease is primarily due to distributions received from joint ventures during fiscal 2010.  This is partially offset by increases resulting from additional investments in joint ventures. As of October 31, 2010, we have investments in eight homebuilding joint ventures and five land development joint ventures. Other than guarantees limited only to completion of development, environmental indemnification and standard indemnification for fraud and misrepresentation including voluntary bankruptcy, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes increased $16.6 million since October 31, 2009 to $61.0 million at October 31, 2010. The increase is primarily due to a note receivable that is secured by land, as well as an increase in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods.

Property, plant and equipment decreased $11.2 million during the twelve months ended October 31, 2010 primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	October 31, 2010	October 31, 2009	Dollar Change
Prepaid insurance	$1,346	$5,118	$(3,772)
Prepaid project costs	41,605	50,227	(8,622)
Senior residential rental properties	8,076	7,003	1,073
Other prepaids	23,264	25,832	(2,568)
Other assets	9,637	9,979	(342)
Total	$83,928	$98,159	$(14,231)

Prepaid insurance decreased due to the timing of payments for insurance premium costs and related amortization of these costs, as they are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs decreased for homes delivered faster than by spending on new communities. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. Other prepaids decreased mainly due to the amortization of the remaining prepaid debt costs.  Also contributing to the decrease were debt repurchases during fiscal 2010, which resulted in the write-off of portions of the associated prepaid debt costs.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $85.2 million and $66.0 million at October 31, 2010 and October 31, 2009, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. Also included are residential mortgages receivable held for sale of $1.1 million and $3.5 million at October 31, 2010 and October 31, 2009, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. We may incur losses with respect to mortgages that were previously sold that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.  The increase in mortgage loans held for sale from October 31, 2009 is a result of an increase in the time it has taken for loan purchasers to process and settle the loans, which we believe is due to more rigorous pre-funding reviews implemented by the industry.

Nonrecourse land mortgages were $4.3 million at October 31, 2010 and zero at October 31, 2009. The increase is due to two new purchase money mortgages for properties in our Southwest and West segments during fiscal 2010.

Accounts payable and other liabilities are as follows as of:

(In thousands)	October 31, 2010	October 31, 2009	Dollar Change
Accounts payable	$84,948	$99,175	$(14,227)
Reserves	149,413	136,481	12,932
Accrued expenses	44,758	54,169	(9,411)
Accrued compensation	24,494	17,237	7,257
Other liabilities	16,136	18,660	(2,524)
Total	$319,749	$325,722	$(5,973)

The decrease in accounts payable was primarily due to the 16.6% lower volume of deliveries in the fourth quarter of 2010 compared to the prior year. The increase in the reserves is the result of an accrual for a letter of credit related to an option walk-away that will be funded in fiscal 2011 and also for increased legal reserves related to post-development completion in the Northeast and West. The decrease in accrued expenses is due to the amortization of abandoned lease space accruals, along with a decrease for property taxes accrued at October 31, 2010 compared to October 31, 2009. The increase in accrued compensation is due to increased bonus payments for associates in certain markets that generated profits in fiscal 2010, along with severance accruals in the Northeast and Mid-Atlantic markets, and also a change from quarterly to annual bonus payments in one of our markets in the Southwest, where a full year's bonus is accrued at October 31, 2010 compared to only one quarter's bonus at October 31, 2009. The decrease in other liabilities is primarily due to the payoff of a note in the first quarter of fiscal 2010 associated with a community in the Northeast.

Customer deposits decreased to $9.5 million at October 31, 2010 from $18.8 million at October 31, 2009. The decrease was primarily due to lower contracts in backlog and the impact of the use of a third party escrow agent to hold deposits in the Northeast.

Mortgage warehouse line of credit under our secured Master Repurchase Agreements increased $17.7 million from $55.9 million at October 31, 2009, to $73.6 million at October 31, 2010. The increase is directly correlated to the increase in mortgage loans held for sale from October 31, 2009 to October 31, 2010.

Liabilities from inventory not owned decreased $43.7 million to $53.2 million at October 31, 2010 from $96.9 million at October 31, 2009 because inventory not owned decreased as discussed previously.

Results of Operations

Total Revenues

Compared to the prior period, revenues decreased as follows:

	Year Ended
(Dollars in thousands)	October 31, 2010	October 31, 2009	October 31, 2008
Homebuilding:
Sale of homes	$(194,970)	$(1,655,384)	$(1,403,522)
Land sales	(20,430)	(30,526)	(50,179)
Other revenues	(5,471)	(9,242)	(13,137)
Financial services	(3,577)	(16,669)	(23,972)
Total change	$(224,448)	$(1,711,821)	$(1,490,810)
Total revenues percent change	(14.1)%	(51.7)%	(31.1)%

Homebuilding

Compared to the same prior period, homebuilding revenues decreased $195.0 million, or 12.8%, for the year ended October 31, 2010, decreased $1,655.4 million, or 52.1%, for the year ended October 31, 2009 and decreased $1,403.5 million or 30.6%, for the year ended October 31, 2008. Decreased revenues in 2010, 2009 and 2008 are primarily due to the number of home deliveries also declining 11.8%, 49.3%, and 22.0%, respectively, resulting from weakening market conditions and increased competition in most of our markets. Average price per home also decreased to $280,715 for 2010 from $283,937 in 2009 and from $300,449 in 2008, as a result of price declines and geographic community mix of our deliveries. Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. For further details on land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Year Ended
(Housing Revenue in thousands)	October 31, 2010	October 31, 2009	October 31, 2008
Northeast:
Housing revenues	$296,449	$357,745	$679,488
Homes delivered	718	823	1,412
Average price	$412,882	$434,684	$481,224
Mid-Atlantic:
Housing revenues	$280,132	$296,286	$509,009
Homes delivered	753	788	1,248
Average price	$372,021	$375,997	$407,860
Midwest:
Housing revenues	$91,260	$116,990	$209,759
Homes delivered	439	520	965
Average price	$207,882	$224,981	$217,367
Southeast (1):
Housing revenues	$92,712	$113,034	$624,106
Homes delivered	384	489	2,572
Average price	$241,438	$231,153	$242,654
Southwest:
Housing revenues	$391,807	$408,746	$603,513
Homes delivered	1,767	1,867	2,616
Average price	$221,736	$218,932	$230,701
West:
Housing revenues	$175,139	$229,668	$551,978
Homes delivered	668	875	1,764
Average price	$262,184	$262,478	$312,913
Consolidated total:
Housing revenues	$1,327,499	$1,522,469	$3,177,853
Homes delivered	4,729	5,362	10,577
Average price	$280,715	$283,937	$300,449
Unconsolidated joint ventures:
Housing revenues	$124,149	$113,016	$262,605
Homes delivered	280	297	704
Average price	$443,389	$380,525	$373,018
Total including unconsolidated joint ventures:
Housing revenues	$1,451,648	$1,635,485	$3,440,458
Homes delivered	5,009	5,659	11,281
Average price	$289,808	$289,006	$304,978

(1)	Includes 1,345 homes delivered at our Ft. Myers, Florida division in the first quarter of fiscal 2008.

The decrease in housing revenues during the years ended October 31, 2010 and October 31, 2009 was primarily due to the continued weak market conditions in most of our markets.  Housing revenues and average sales prices in 2010 decreased in all of our homebuilding segments combined by 12.8% and 1.1%, respectively. In our homebuilding segments, homes delivered decreased 12.8%, 4.4%, 15.6%, 21.5%, 5.4% and 23.7% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively.

Housing revenues and average sales prices in 2009 decreased in all of our homebuilding segments combined by 52.1% and 5.5%, respectively. In our homebuilding segments, homes delivered decreased 41.7%, 36.9%, 41.6%, 81.0%, 28.6% and 50.4% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively.

Another reason for reduced sales in 2009 was H.R. 3221, enacted into law in 2008, which includes the “American Housing Rescue and Foreclosure Prevention Act of 2008.”  Among other provisions, this law eliminated seller-funded down payment assistance on FHA insured loans approved on or after October 1, 2008.  Of our total home closings utilizing K. Hovnanian Mortgage for the mortgage loans in fiscal 2008 and the first quarter of fiscal 2009, approximately 21% and 3%, respectively, were funded with mortgage loans whereby the homebuyer used a seller-financed down payment assistance program.  These programs were ended during the first quarter of fiscal 2009, which resulted in none of our homebuyers utilizing them after the first quarter of fiscal 2009.  This issue was partially mitigated by federal government purchases of FHA/VA loans and the increase in loan limits for these types of loans.

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ending October 31, 2010, 2009 and 2008 are set forth below:

	Quarter Ended
(In thousands)	October 31, 2010	July 31, 2010	April 30, 2010	January 31, 2010
Housing revenues:
Northeast	$79,040	$91,740	$56,955	$68,714
Mid-Atlantic	73,654	72,767	67,634	66,076
Midwest	29,177	22,650	16,029	23,404
Southeast	17,472	28,522	22,041	24,677
Southwest	103,190	103,065	103,428	82,124
West	37,043	49,333	44,406	44,358
Consolidated total	$339,576	$368,077	$310,493	$309,353
Sales contracts (net of cancellations):
Northeast	$42,925	$43,314	$52,208	$55,379
Mid-Atlantic	64,597	50,845	73,704	46,949
Midwest	12,111	16,526	27,289	16,421
Southeast	18,965	15,264	25,334	17,236
Southwest	111,760	88,360	114,166	79,656
West	31,571	33,313	43,857	36,041
Consolidated total	$281,929	$247,622	$336,558	$251,682

	Quarter Ended
(In thousands)	October 31, 2009	July 31, 2009	April 30, 2009	January 31, 2009
Housing revenues:
Northeast	$102,996	$84,761	$83,752	$86,236
Mid-Atlantic	80,773	75,631	70,887	68,995
Midwest	36,305	29,925	23,887	26,872
Southeast	23,032	23,152	32,834	34,015
Southwest	103,109	105,518	113,514	86,605
West	68,364	48,154	56,824	56,329
Consolidated total	$414,579	$367,141	$381,698	$359,052
Sales contracts (net of cancellations):
Northeast	$96,424	$84,093	$104,653	$65,345
Mid-Atlantic	66,375	85,352	87,208	42,259
Midwest	18,019	25,411	33,498	18,836
Southeast	24,377	27,660	31,073	20,063
Southwest	97,797	109,027	109,971	60,497
West	65,592	55,053	69,205	30,519
Consolidated total	$368,584	$386,596	$435,608	$237,519

	Quarter Ended
(In thousands)	October 31, 2008	July 31, 2008	April 30, 2008	January 31, 2008
Housing revenues:
Northeast	$181,158	$169,394	$168,590	$160,346
Mid-Atlantic	133,121	115,836	134,494	125,558
Midwest	57,084	51,003	55,092	46,580
Southeast	51,979	69,763	109,182	393,182
Southwest	153,710	141,970	143,649	164,184
West	100,609	144,724	144,677	161,968
Consolidated total	$677,661	$692,690	$755,684	$1,051,818
Sales contracts (net of cancellations):
Northeast	$66,381	$90,953	$140,651	$83,416
Mid-Atlantic	50,477	82,437	107,067	73,424
Midwest	18,866	26,261	43,023	18,737
Southeast	13,314	32,364	44,144	42,423
Southwest	103,626	121,223	169,331	124,385
West	66,032	97,294	142,561	115,405
Consolidated total	$318,696	$450,532	$646,777	$457,790

Our reported level of sales contracts (net of cancellations) has been impacted by a slowdown in the pace of sales in all of the Company’s segments, due to weakening market conditions and tighter mortgage loan underwriting criteria.  Contracts per average active selling community in 2010 were 23.1 compared to fiscal 2009 of 23.3, demonstrating a decrease in sales pace. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures.

Quarter	2010	2009	2008	2007	2006
First	21%	31%	38%	36%	30%
Second	17%	24%	29%	32%	32%
Third	23%	23%	32%	35%	33%
Fourth	24%	24%	42%	40%	35%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2010	2009	2008	2007	2006
First	13%	22%	16%	17%	11%
Second	17%	31%	24%	19%	15%
Third	15%	23%	20%	18%	14%
Fourth	25%	20%	30%	26%	16%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, beginning in fiscal year 2007, we have been experiencing higher than normal numbers of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. While our cancellation rate based on gross sales contracts since the second quarter of fiscal 2009 has been lower than it has been for several years, and closer to more normalized levels, it is difficult to predict if this trend will continue.  However, for the fourth quarter of fiscal 2010, the cancellation rate as a percentage of beginning backlog increased compared to other fiscal 2010 periods and is higher than historical periods.

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures using base sales prices by segment is set forth below:

(Dollars In thousands)	October 31, 2010	October 31, 2009	October 31, 2008
Northeast:
Total contract backlog	$94,363	$196,262	$215,604
Number of homes	236	457	497
Mid-Atlantic:
Total contract backlog	$106,589	$150,819	$165,871
Number of homes	262	386	385
Midwest:
Total contract backlog	$34,188	$46,418	$61,108
Number of homes	222	253	291
Southeast:
Total contract backlog	$20,212	$35,970	$45,657
Number of homes	82	135	163
Southwest:
Total contract backlog	$88,123	$77,418	$100,305
Number of homes	337	351	420
West:
Total contract backlog	$27,304	$52,666	$57,642
Number of homes	110	190	151
Totals:
Total consolidated contract backlog	$370,779	$559,553	$646,187
Number of homes	1,249	1,772	1,907

The decline in our backlog for the years ended October 31, 2010 and October 31, 2009 is a direct result of a fall-off in our contract pace. Our net contracts for the full years of fiscal 2010 and 2009, excluding unconsolidated joint ventures, declined 19.5% and 20.1%, respectively.  In the month of November 2010, excluding unconsolidated joint ventures, we signed an additional 235 net contracts amounting to $66.7 million in contract value.

Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for consolidated housing sales and housing gross margin is set forth below:

	Year Ended
(Dollars In thousands)	October 31, 2010	October 31, 2009	October 31, 2008
Sale of homes	$1,327,499	$1,522,469	$3,177,853
Cost of sales, net of impairment reversals and excluding interest expense	1,103,872	1,382,234	2,965,886
Homebuilding gross margin, before cost of sales interest expense and land charges	223,627	140,235	211,967
Cost of sales interest expense, excluding land sales interest expense	79,095	97,332	136,439
Homebuilding gross margin, after cost of sales interest expense, before land charges	144,532	42,903	75,528
Land charges	135,699	659,475	710,120
Homebuilding gross margin, after cost of sales interest expense and land charges	$8,833	$(616,572)	$(634,592)
Gross margin percentage, before cost of sales interest expense and land charges	16.8%	9.2%	6.7%
Gross margin percentage, after cost of sales interest expense, before land charges	10.9%	2.8%	2.4%
Gross margin percentage after cost of sales interest expense and land charges	0.7%	(40.5)%	(20.0)%
Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31, 2010	October 31, 2009	October 31, 2008
Sale of homes	100%	100.0%	100.0%
Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	69.9%	75.9%	82.1%
Commissions	3.3%	3.3%	2.7%
Financing concessions	2.2%	2.4%	1.7%
Overheads	7.8%	9.2%	6.8%
Total cost of sales, before interest expense and land charges	83.2%	90.8%	93.3%
Gross margin percentage, before cost of sales interest expense and land charges	16.8%	9.2%	6.7%
Cost of sales interest	5.9%	6.4%	4.3%
Gross margin percentage, after cost of sales interest expense and before land charges	10.9%	2.8%	2.4%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write off charges increased to 16.8% for the year ended October 31, 2010 compared to 9.2% for the same period last year. The declining pace of sales in our markets in 2008, 2009, and 2010 has led to intense competition in many of our specific community locations. In order to attempt to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered some base prices, all of which have impacted our margins significantly and resulted in significant inventory impairments.  However, the rate of the decline has slowed in most of our segments and in a few locations we have been able to raise prices without adversely impacting sales pace.  In addition, during fiscal 2009 we delivered the final homes in some older communities where margins were lower and in fiscal 2010 we have increased the number of deliveries from new communities where we have acquired the land at more reasonable prices, resulting in higher gross margins.  Also, we have recorded impairment reversals as homes previously impaired are delivered. This has resulted in the improvement in our gross margins before cost of sales interest and land charges.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $135.7 million, $659.5 million, and $710.1 million during the years ended October 31, 2010, 2009, and 2008, respectively, to their estimated fair value. See “Notes to Consolidated Financial Statements - Note 13” for an additional discussion. During the years ended October 31, 2010, 2009, and 2008, we wrote-off residential land options and approval and engineering costs amounting to $13.2 million, $45.4 million, and $114.1 million, respectively, which are included in the total write-offs mentioned above. When a community is redesigned, abandoned engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in all of our segments. The inventory impairments amounting to $122.5 million, $614.1 million, and $596.0 million for the years ending October 31, 2010, 2009 and 2008, respectively, were incurred because of continued downward pressure on prices in order to maintain sales pace in many of our markets.  In 2010, the majority of the impairments were in the Northeast and West segments.  Impairments in the Northeast were primarily due to communities now classified as held for sale and thus adjusted to fair value.  In the West, where we have significant competition from foreclosures, we have had to continue to reduce prices in order to maintain sales pace.  This is especially true in some of the more fringe markets in our West segment.  Inventory impairments were lower than they have been in several years, as we have begun to see some stabilization in prices and sales pace in some of our segments.  It is difficult to predict if this trend will continue, and should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a break-down of our lot option walk-aways and impairments by segment for fiscal 2010. In 2010, in total, we walked away from 17.7% of all the lots we controlled under option contracts. The remaining 82.3% of our option lots are in communities that remain economically feasible, including a substantial number that were successfully renegotiated in the past few years.

The following table represents lot option walk-aways by segment for the year ended October 31, 2010:

(In millions)	Dollar Amount of Walk Away	Number of Walk-Away Lots	% of Walk-Away Lots	Total Option Lots(1)	Walk-Away Lots as a % of Total Option Lots
Northeast	$4.5	681	21.9%	3,717	18.3%
Mid-Atlantic	8.9	784	25.3%	4,643	16.9%
Midwest	0.0	709	22.9%	1,543	45.9%
Southeast	(0.6)	13	0.4%	2,552	0.5%
Southwest	0.3	638	20.6%	3,604	17.7%
West	0.1	277	8.9%	1,422	19.5%
Total	$13.2	3,102	100.0%	17,481	17.7%

(1)	Includes lots optioned at October 31, 2010 and lots optioned that the Company walked-away from in the year ended October 31, 2010.

The following table represents impairments by segment for the year ended October 31, 2010:

(In millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value	% of Pre- Impairment Value
Northeast	$72.2	59.0%	$156.5	46.1%
Mid-Atlantic	3.4	2.7%	7.1	47.9%
Midwest	4.6	3.8%	8.2	56.1%
Southeast	2.2	1.8%	8.0	27.5%
Southwest	0.9	0.7%	10.8	8.3%
West	39.2	32.0%	62.8	62.4%
Total	$122.5	100.0%	$253.4	48.3%

Homebuilding selling, general, and administrative ("SGA") expenses decreased to $178.3 million for the year ended October 31, 2010, and decreased to $239.6 million for the year ended October 31, 2009 from $377.1 million for the year ended October 31, 2008.  These decreases in SGA expenses are the result of reduced costs through headcount reduction, administrative consolidation and other cost saving measures.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In thousands)	October 31, 2010	October 31, 2009	October 31, 2008
Land and lot sales	$6,820	$27,250	$57,776
Cost of sales, net of impairment reversals and excluding interest	177	15,853	45,016
Land and lot sales gross margin, excluding interest	6,643	11,397	12,760
Land sales interest expense	5,345	8,482	9,522
Land and lot sales gross margin, including interest	$1,298	$2,915	$3,238

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales for the year ended October 31, 2010 were less than for the year ended October 31, 2009. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.  There were several larger land sales in the prior year compared to only a few in the current year, which resulted in the significant decrease of land sales revenue.

Land sales and other revenues decreased $25.9 million and $39.8 million for the years ended October 31, 2010 and October 31, 2009, respectively.  Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways and miscellaneous one-time receipts.  In fiscal 2010, the primary reason for the decrease in other revenue by $5.5 million was a reduction in interest income due to lower excess cash in interest bearing accounts as well as lower interest rates in 2010 compared to 2009.  In addition, as cancellation rates have come down during the year, income from forfeited customer deposits has declined.

Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
	2010	Variance 2010 Compared to 2009	2009	Variance 2009 Compared to 2008	2008
Northeast
Homebuilding revenue	$298,713	$(66,163)	$364,876	$(339,847)	$704,723
Loss before income taxes	$(92,605)	$248,542	$(341,147)	$(226,731)	$(114,416)
Homes delivered	718	(105)	823	(589)	1,412
Average sales price	$412,882	$(21,802)	$434,684	$(46,540)	$481,224
Contract cancellation rate	23%	0%	23%	(7)%	30%
Mid-Atlantic
Homebuilding revenue	$282,052	$(15,654)	$297,706	$(216,013)	$513,719
Loss before income taxes	$(4,762)	$81,055	$(85,817)	$56,432	$(142,249)
Homes delivered	753	(35)	788	(460)	1,248
Average sales price	$372,021	$(3,976)	$375,997	$(31,863)	$407,860
Contract cancellation rate	26%	(8)%	34%	(8)%	42%
Midwest
Homebuilding revenue	$93,358	$(23,950)	$117,308	$(94,279)	$211,587
Loss before income taxes	$(13,226)	$11,164	$(24,390)	$13,025	$(37,415)
Homes delivered	439	(81)	520	(445)	965
Average sales price	$207,882	$(17,099)	$224,981	$7,614	$217,367
Contract cancellation rate	20%	(4)%	24%	(10)%	34%
Southeast
Homebuilding revenue	$93,493	$(26,286)	$119,779	$(512,271)	$632,050
Loss before income taxes	$(11,219)	$56,672	$(67,891)	$78,515	$(146,406)
Homes delivered	384	(105)	489	(2,083)	2,572
Average sales price	$241,438	$10,285	$231,153	$(11,501)	$242,654
Contract cancellation rate	14%	(8)%	22%	(27)%	49%
Southwest
Homebuilding revenue	$393,639	$(29,169)	$422,808	$(187,237)	$610,045
Income (loss) before income taxes	$23,192	$83,969	$(60,777)	$40,693	$(101,470)
Homes delivered	1,767	(100)	1,867	(749)	2,616
Average sales price	$221,736	$2,804	$218,932	$(11,769)	$230,701
Contract cancellation rate	21%	(5)%	26%	(4)%	30%
West
Homebuilding revenue	$178,480	$(56,260)	$234,740	$(342,488)	$577,228
Loss before income taxes	$(61,769)	$242,770	$(304,539)	$220,162	$(524,701)
Homes delivered	668	(207)	875	(889)	1,764
Average sales price	$262,184	$(294)	$262,478	$(50,435)	$312,913
Contract cancellation rate	18%	0%	18%	(13)%	31%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 18.1% in 2010 compared to 2009 primarily due to a 12.8% decrease in homes delivered and a 5.0% decrease in average selling price. Loss before income taxes decreased $248.5 million to a loss of $92.6 million, which is mainly due to a $182.1 million decrease in inventory impairment loss and land option write-offs in 2010, along with a decrease in our share of net losses from unconsolidated joint ventures of $31.1 million in 2009, which did not recur in fiscal 2010, as we recorded an impairment of our investment in one joint venture and wrote-off our investment in another October 31, 2009.  In addition, selling, general and administrative costs were down $18.8 million due to decreased salaries from headcount reductions and other overhead cost savings. In addition, there was a modest increase in gross margin percentage before interest expense.

Homebuilding revenues decreased 48.2% in 2009 compared to 2008 primarily due to a 41.7% decrease in homes delivered combined with a 9.7% decrease in average selling price. Loss before income taxes increased $226.7 million to a loss of $341.1 million, which is mainly due to a $194.5 million increase in inventory impairment loss and land option write-offs in 2009, along with a slight reduction in gross margin percentage before interest expense as the markets in this segment have continued to be highly competitive.

Mid-Atlantic - Homebuilding revenues decreased 5.3% in 2010 compared to 2009 primarily due to a 4.4% decrease in homes delivered and a 1.1% decrease in average selling price due to increased incentives and the mix of communities that delivered in 2010 compared to 2009. Loss before income taxes decreased $81.1 million to a loss of $4.8 million, of which $47.0 million is from the decrease in inventory impairment loss and land option write-offs in 2010. Additionally, the segment also had a modest increase in gross margin percentage before interest expense.

Homebuilding revenues decreased 42.1% in 2009 compared to 2008 primarily due to a 36.9% decrease in homes delivered and a 7.8% decrease in average selling price due to increased incentives and the mix of communities that delivered in 2009 compared to 2008. Loss before income taxes decreased $56.4 million to a loss of $85.5 million, of which $24.6 million is from the decrease in inventory impairment loss and land option write-offs in 2009. Additionally, there was a $15.1 million goodwill impairment charge recorded in 2008, which did not recur in 2009.  The segment also had a small increase in gross margin percentage before interest expense.

Midwest - Homebuilding revenues decreased 20.4% in 2010 compared to 2009.  The decrease was primarily due to a 15.6% decrease in homes delivered, and a 7.6% decrease in average sales price.  Loss before income taxes decreased $11.2 million to a loss of $13.2 million.  The decrease in the loss was primarily due to a decrease of $3.3 million in inventory impairment and land option write-offs in 2010 and a decrease of $2.9 million in selling, general and administrative costs.  In addition, there was a small increase in gross margin percentage before interest expense.

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

Southeast - Homebuilding revenues decreased 21.9% in 2010 compared to 2009.  The decrease was primarily due to a 21.5% decrease in homes delivered.  Loss before income taxes decreased $56.7 million to a loss of $11.2 million due partly to a $43.2 million decrease in inventory impairment losses and land option write-offs in 2010.  Selling, general and administrative costs were down by $8.0 million, due primarily to decreased salaries from headcount reductions and other overhead cost savings. In addition, there was a modest increase in gross margin percentage before interest expense.

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

Southwest - Homebuilding revenues decreased 6.9% in 2010 compared to 2009 primarily due to a 5.4% decrease in homes delivered. Loss before income taxes decreased $84.0 million to income of $23.2 million in 2010 mainly due to a $49.9 million decrease in inventory impairment losses and land option write-offs in 2010, and a decrease in our share of net losses on an unconsolidated joint venture of $5.5 million in 2009, which did not recur in fiscal 2010, as we recorded an impairment of our investment in the joint venture at October 31, 2009.  Selling, general and administrative costs were down $6.2 million due primarily to decreased salaries from headcount reductions and other overhead cost savings.  In addition, there was an increase in gross margins percentage before interest expense.

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

West - Homebuilding revenues decreased 24.0% in 2010 compared to 2009 primarily due to a 23.7% decrease in homes. The decrease in deliveries was the result of the continued slowing of the housing market in California and reduced active communities as nearly half of our mothballed communities are in the West.  Loss before income taxes decreased $242.8 million to a loss of $61.8 million in 2010 due mainly to a $198.4 million decrease in inventory impairment losses and land option write offs.  Selling, general and administrative costs were down $13.2 million due primarily to decreased salaries from headcount reductions and other overhead cost savings.  In addition, gross margin before interest expense had a significant increase in 2010, as we begin to stabilize prices in this market and we see the benefit of impairment reserve reversals as homes are delivered.

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

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of nonagency and nongovernmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we require our Financial Services segment to either presell or broker all of these loans, on an individual loan basis as soon as they are committed to by the customer. However, because of tightening standards by mortgage lenders, none of the loans we originated during fiscal 2009 and 2010 were Alt-A or sub-prime as compared to 7.7% of our originated loans being Alt-A loans and 0.3% of our originated loans being sub-prime loans for fiscal 2008. As Alt-A and sub-prime originations declined, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination. For the years ended October 31, 2010, 2009 and 2008, FHA/VA loans represented 49.3%, 45.9%, and 35.5%, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2010, 2009, and 2008, financial services provided an $8.9 million, $6.3 million, and $16.7 million pretax profit, respectively. In fiscal 2010, financial services revenue decreased $3.6 million to $32.0 million due to a decrease in the number of mortgage settlements offset by a slight increase in the average loan amount. In fiscal 2009, we recorded expense of $3.2 million for abandoned lease space, which contributed to the increase in pretax profit from October 31, 2009 to October 31, 2010, as this expense did not recur in 2010. Revenues from October 31, 2008 to October 31, 2009 decreased $16.7 million to $35.6 million consistent with our reduction in mortgage settlements and the decrease in the average loan amount. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 82%, 82%, and 75% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2010, 2009, and 2008, respectively. Servicing rights on new mortgages originated by us will be sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. Corporate general and administrative expenses declined $22.1 million for the year ended October 31, 2010 compared to the year ended October 31, 2009, and declined $0.9 million for the year ended October 31, 2009 compared to the year ended October 31, 2008. The reduction in expenses in fiscal 2010 was primarily due to the expense of $14.7 million taken in fiscal 2009 for the cancellation of stock options, which did not recur in fiscal 2010.  During fiscal 2009, the Chief Executive Officer, Chief Financial Officer, each of the nonexecutive members of the Board of Directors and certain other senior executives of the Company consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights).  The $14.7 million charge to operations was a noncash charge that increased paid in capital by the same amount.  Excluding this option cancellation expense, corporate, general and administrative expenses decreased $7.4 million and $15.6 million for the year ended October 31, 2010 compared to October 31, 2009 and October 31, 2009 compared to October 31, 2008, respectively.  These decreases are primarily due to reduced salaries resulting from headcount reduction and continued tightening of variable spending.

Other Interest

Other interest increased $3.2 million to $97.9 million for the year ended October 31, 2010. For fiscal 2009, other interest increased $64.3 million to $94.7 million. Beginning in the third quarter of fiscal 2008, our assets that qualify for interest capitalization (inventory under development) no longer exceed our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. As our inventory balances have continued to decrease, the amount of interest required to be directly expensed has increased.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Compared to the previous year, other operations decreased $13.8 million to $9.7 million for the year ended October 31, 2010, and increased $13.7 million to $23.5 million for the year ended October 31, 2009. The decrease in other operations from October 31, 2009 to October 31, 2010 is primarily due to an $18.7 million accrual for abandoned commercial lease space that occurred in fiscal 2009 and did not recur in fiscal 2010. This expense was offset by income of $5.1 million due to the reversal of an accrual related to litigation in the fourth quarter of fiscal 2009, when it was determined that payment was no longer probable.  These two items, which were recorded in 2009, were also the cause for the increase in other operations from October 31, 2008 to October 31, 2009.

Goodwill and Intangible Amortization and Impairments

We amortized our finite-lived intangibles over their expected useful life, ranging from one to four years. At the end of fiscal year 2008, we wrote off all of our remaining intangible assets.  As a result, there was no amortization or other expense in fiscal 2009 and 2010. In fiscal 2008, this expense includes the impairment of the remaining $2.7 million balance of finite-lived intangibles and $32.7 million of goodwill.

Gain on Extinguishment of Debt

During the year ended October 31, 2010, we repurchased in the open market a total of $123.5 million principal amount of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $97.9 million, plus accrued and unpaid interest.  We recognized a gain of $25.0 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price. During the year ended October 31, 2009, we repurchased in the open market a total of $628.5 million principal amount of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $255.4 million, plus accrued and unpaid interest. We recognized a gain of $368.0 million net of the write-off of unamortized discounts and fees, related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price. In addition, on December 3, 2008, we exchanged a total of $71.4 million principal amount of various issues of our unsecured senior notes due 2012 through 2017 for $29.3 million in senior secured 18% notes due 2017. This exchange resulted in a recognized gain of $41.3 million. During the year ended October 31, 2009, we completed cash tender offers whereby we purchased an aggregate of approximately $861.7 million principal amount of various issues of our secured and unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of approximately $833.6 million, plus accrued unpaid interest. As a result of the tender offers we recognized a gain of $37.0 million in the third quarter of fiscal 2009, net of the write-off of unamortized discounts and fees and a loss of $36.4 million in the fourth quarter of fiscal 2009.  The fourth quarter loss was offset by gains from open market repurchases resulting in a net loss of $17.6 million in the fourth quarter of fiscal 2009. We may continue to make additional debt purchases and/or exchanges through tender offers, open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.

Income (Loss) From Unconsolidated Joint Ventures

Income (loss) from unconsolidated joint ventures consists of our share of the earnings or losses of the joint venture. The loss decreased $47.0 million to income of $1.0 million for the year ended October 31, 2010 compared to the year ended October 31, 2009. The income in 2010 is mainly due to our two newest joint ventures that have been delivering homes and reporting profits during fiscal 2010.  We also recognized income from one of our land development joint ventures that sold a parcel of land for a profit.  Our loss increased $9.4 million from the year ended October 31, 2008 to a loss of $46.0 million for the year ended October 31, 2009. The increased loss in 2009 was mainly due to the write down of our investment in one of our joint ventures where the full investment was determined to be impaired, as well as for our share of the losses from inventory impairments from two other joint ventures.  These losses were offset by the fact that we are no longer recording any loss related to a fourth joint venture because we wrote off our investment in that joint venture in the fourth quarter of fiscal 2008, and have no further funding commitments to this entity.

Total Taxes

The total income tax benefit was $297.9 million for the twelve months ended October 31, 2010, primarily due to the benefit recognized for a federal net operating loss carryback.  On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss five years to previously profitable years that were not available to the Company for carryback prior to this tax legislation.  We recorded the benefit for the carryback of $291.3 million in the first quarter of fiscal 2010.  The remaining tax benefit for the twelve months ended October 31, 2010 was primarily due to the reversal of reserves for uncertain tax positions where the statute of limitations for those items has lapsed.  We received $274.1 million of the federal income tax refund in the second quarter of 2010 and we received the remaining $17.2 million in the first quarter of fiscal 2011.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover the deferred tax assets. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry during 2008, 2009 and 2010, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of October 31, 2010.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred taxes amounted to $811.0 million and $987.6 at October 31, 2010 and 2009, respectively.  The valuation allowance decreased during the twelve months ended October 31, 2010 primarily due to the impact of the federal net operating loss carryback recorded in the first quarter of 2010, partially offset by additional reserves recorded for the federal tax benefits for the losses incurred during fiscal 2010.  The valuation allowance increased during the twelve months ended October 31, 2009 to reserve for the tax benefit created by the losses during fiscal 2009.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2010, we had $36.3 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $766.4 million. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees. However, $18.0 million of the $766.4 million in land and lot option purchase contracts contain specific performance clauses which require us to purchase the land or lots upon satisfaction of certain requirements by both the sellers and the Company. Therefore, this specific performance obligation of $18.0 million, which is the purchase price for these lots net of cash deposits already paid, is recorded on the balance sheet in “Liabilities from inventory not owned.”

Pursuant to ASC 810, “Consolidation” (“ASC 810”), we consolidated $45.4 million of inventory not owned at October 31, 2009, representing the fair value of the optioned property. Additionally, to reflect the fair value of the inventory consolidated under ASC 810, we eliminated $6.1 million of its related cash deposits for lot option contracts, which are included in “Consolidated inventory not owned.” Since we do not own an equity interest in any of the unaffiliated variable interest entities (“VIE”) that we must consolidate pursuant to ASC 810, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the consolidated entities has been based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have funded the acquisition of the property with debt and the only asset recorded is the land or lots we have the option to buy with a related offset for the assumed third party financing of the variable interest entity.  At October 31, 2010, we had cash deposits and letters of credit totaling $36.3 million, representing our current maximum exposure associated with the consolidation of lot option contracts. Creditors of these VIEs, if any, have no recourse against us. In addition, see Note 19 to the consolidated financial statements for disclosure related to our investment in unconsolidated joint ventures.

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2010:

	Payments Due by Period (3)
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt(1)(4)	$2,547,975	$150,126	$440,959	$547,796	$1,409,094
Operating leases	48,662	13,626	19,320	9,558	6,158
Purchase obligations(2)	17,973	15,996	1,977
Total	$2,614,610	$179,748	$462,256	$557,354	$1,415,252

1.
Represents our Senior Secured, Senior, and Senior Subordinated Notes, Other Notes Payable and related interest payments for the life of the debt of $896.7 million. Interest on variable rate obligations is based on rates effective as of October 31, 2010.

2.	Represents obligations under option contracts with specific performance provisions, net of cash deposits.
3.
Total contractual obligations exclude our accrual for uncertain tax positions recorded for financial reporting purposes as of October 31, 2010 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

4.	Does not include the mortgage warehouse lines of credit made under our secured master repurchase agreements.

We had outstanding letters of credit and performance bonds of approximately $89.5 million and $359.1 million, respectively, at October 31, 2010, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Inflation has a lesser short-term effect, because we generally negotiate fixed price contracts with many, but not all, of our subcontractors and material suppliers for the construction of our homes. These prices usually are applicable for a specified number of residential buildings or for a time period of between three to twelve months. Construction costs for residential buildings represent approximately 60.9% of our homebuilding cost of sales.

Safe Harbor Statement

All statements in this Form 10-K that are not historical facts should be considered as “Forward-Looking Statements” within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward- looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

•	Changes in general and local economic and industry and business conditions and impacts of the sustained homebuilding downturn;

•	Adverse weather and other environmental conditions and natural disasters;

•	Changes in market conditions and seasonality of the Company’s business;

•	Changes in home prices and sales activity in the markets where the Company builds homes;

•	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, and the environment;

•	Fluctuations in interest rates and the availability of mortgage financing;

•	Shortages in, and price fluctuations of, raw materials and labor;

•	The availability and cost of suitable land and improved lots;

•	Levels of competition;

•	Availability of financing to the Company;

•	Utility shortages and outages or rate fluctuations;

•	Levels of indebtedness and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;

•	The Company's sources of liquidity;

•	Changes in credit ratings;

•	Availability of net operating loss carryforwards;

•	Operations through joint ventures with third parties;

•	Product liability litigation and warranty claims;

•	Successful identification and integration of acquisitions;

•	Significant influence of the Company’s controlling stockholders; and

•	Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in this Form 10-K. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this Form 10-K.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse lines of credit under our secured master repurchase agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2010 and 2009, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

 Long-Term Debt Tables

	Long-Term Debt as of October 31, 2010 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	FV at 10/31/10
Long term debt(1):	$5,223	$103,140	$55,050	$84,701	$53,914	$1,353,537	$1,655,565	$1,484,848
Fixed rate
Weighted average interest rate	7.59%	8.55%	7.76%	6.46%	6.26%	9.40%	9.03%

(1)  Does not include the mortgage warehouse lines of credit made under our secured master repurchase agreements.

	Long-Term Debt as of October 31, 2009 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	FV at 10/31/09
Long term debt(1):	$14,459	$910	$104,540	$66,112	$166,175	$1,437,001	$1,789,197	$1,526,446
Fixed rate
Weighted average interest rate	6.04%	6.77%	8.56%	7.76%	6.44%	9.22%	8.84%

(1) Does not include the mortgage warehouse lines of credit made under our secured master repurchase agreements.

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on Page F-1.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A
CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2010. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2010 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hovnanian Enterprises, Inc.

We have audited the internal control over financial reporting of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2010 of the Company and our report dated December 22, 2010 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

Parsippany, NJ
December 22, 2010

ITEM 9B
OTHER INFORMATION

None.

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth below in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with the Company’s annual meeting of shareholders to be held on March 15, 2011, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each executive officer holds such office for a one-year term.

Name	Age	Position	Year Started With Company
Ara K. Hovnanian	53	Chairman of the Board, Chief Executive Officer, President, and Director of the Company	1979
Paul W. Buchanan	60	Senior Vice President and Chief Accounting Officer	1981
Thomas J. Pellerito	63	Chief Operating Officer	2001
Peter S. Reinhart	60	Senior Vice President and General Counsel	1978
J. Larry Sorsby	55	Executive Vice President, Chief Financial Officer and Director of the Company	1988
David G. Valiaveedan	43	Vice President Finance and Treasurer	2005

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

Mr. Buchanan was appointed Senior Vice President and Chief Accounting Officer in December 2007. Mr. Buchanan was Senior Vice President and Corporate Controller from May 1990 until December 2007. Mr. Buchanan resigned as a Director of the Company on September 13, 2002, a position in which he had served since March 1982, for the purpose of reducing the number of nonindependent board members.

Mr. Pellerito was appointed Chief Operating Officer of the Company in January 2010.  Since joining the Company in connection with the Company's acquisition of Washington Homes, Inc. in 2001, Mr. Pellerito has served as a Group President overseeing homebuilding operations in certain of the Company's Mid-Atlantic and Southeast segments (excluding Florida). Before joining the Company, Mr. Pellerito was the President of homebuilding operations and Chief Operating Officer of Washington Homes, Inc.

Mr. Reinhart has been Senior Vice President and General Counsel since April 1985. Mr. Reinhart resigned as a Director of the Company on September 13, 2002, a position in which he had served since December 1981, for the purpose of reducing the number of nonindependent board members.

Mr. Sorsby was appointed Executive Vice President and Chief Financial Officer of the Company in October 2000 after serving as Senior Vice President, Treasurer, and Chief Financial Officer from February 1996 and as Vice President - Finance/Treasurer of the Company since March 1991. Mr. Sorsby was elected a Director of the Company in 1997.

Mr. Valiaveedan joined the Company as Vice President - Finance in September 2005. In August 2008, he was named as an Executive Officer of the Company and in December 2009 he was also named Treasurer. Prior to joining the Company, Mr. Valiaveedan served as Vice President - Finance for AIG Global Real Estate Investment Corp.

Code of Ethics and Corporate Governance Guidelines

We have adopted a Code of Ethics that applies to Hovnanian’s principal executive officer, principal financial officer, controller, and all other associates of the Company, including its directors and other officers. We have posted the text of this Code of Ethics on our web site at www.khov.com under “Investor Relations/Corporate Governance”. We have also adopted Corporate Governance Guidelines and posted them on our web site at www.khov.com under “Investor Relations/Corporate Governance”. A printed copy of the Code of Ethics and Guidelines is also available to the public at no charge by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800. We will post amendments to or waivers from our Code of Ethics that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange on our web site at www.khov.com under “Investor Relations/Corporate Governance.”

Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee Charters

We have adopted charters that apply to Hovnanian’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. We have posted the text of these charters on our web site at www.khov.com under “Investor Relations/Corporate Governance.” A printed copy of each charter is available at no charge to any shareholder who requests it by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800.

ITEM 11
EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 15, 2011.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, except as set forth below in this Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 15, 2011.

The following table provides information as of October 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Class A Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)(2)	Number of Class B Common Stock securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)(2)	Weighted average exercise price of outstanding Class A Common Stock options, warrants and rights(3)	Weighted average exercise price of outstanding Class B Common Stock options, warrants and rights(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columns (a)) (in thousands)(1)
	(a)	(a)	(b)	(b)	(c)
Equity compensation plans approved by security holders:	8,590	3,345	$10.16	$4.07	835
Equity compensation plans not approved by security holders:
Total	9,976	1,959	$10.16	$4.07	835

(1)	Under the Company’s equity compensation plans, securities may be issued in either Class A Common Stock or
Class B Common Stock.
(2)	Includes the maximum number of shares that are potentially issuable under the share portion of performance-based long term incentive program awards made to certain associates.
(3)
Does not take into account 3,132 shares that may be issued upon the vesting of restricted stock and performance-based awards discussed in (2) above, nor 641 shares of restricted stock vested and deferred at the associates' election, because they have no exercise price.

(4)
Does not take into account 1,386 shares that may be issued upon the vesting of the performance-based awards discussed in (2) above, nor 459 shares of restricted stock vested and deferred at the associates' election, because they have no exercise price.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 15, 2011.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 15, 2011.

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
Indenture dated March 26, 2002, relating to 8 7/8% Senior Subordinated Notes, among the Registrant, the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 8 7/8% Senior Subordinated Notes due April 1, 2012.(10)

4(h)
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
4(j)
First Supplemental Indenture, dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including Form of 6 1/2% Senior Notes due January 15, 2014.(2)

4(k)
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
Sixth Supplemental Indenture, dated as of February 27, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee (including form of 7 1/2% Senior Notes due 2016).(19)

4(p)
Seventh Supplemental Indenture, dated as of June 12, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee (including form of 8 5/8% Senior Notes due 2017).(20)

4(q)
Indenture dated as of March 18, 2004, relating to 6 3/8% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6 3/8% Senior Notes due 2014.(15)

4(r)
Indenture dated as of November 30, 2004, relating to 6 1/4% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6 1/4% Senior Notes due 2015.(6)

4(s)
Indenture dated as of August 8, 2005, relating to 6 1/4% Senior Notes due 2016, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee including form of 6 1/4% Senior Notes due 2016.(7)

4(t)
Indenture dated as of May 27, 2008, relating to 11 1/2% Senior Secured Notes due 2013, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other Guarantors named therein and Wilmington Trust Company (as successor to Deutsche Bank Trust Company), as Trustee, including form of 11 1/2% Senior Secured Notes due 2013.(23)

4(u)
Indenture dated as of December 3, 2008, relating to 18.0% Senior Secured Notes due 2017, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other Guarantors named therein and Wilmington Trust Company, as Trustee, including form of 18.0% Senior Secured Notes due 2017.(12)

4(v)
Indenture dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of 10 5/8% Senior Secured Notes due 2016.(14)

10(a)	First Lien Pledge Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(14)
10(b)	First Lien Security Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(14)
10(c)	Form of Intellectual Property Security Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(14)
10(d)	Intercreditor Agreement dated as of May 27, 2008.(23)
10(e)	First Amendment, dated as of October 20, 2009, to the Intercreditor Agreement dated as of May 27, 2008.(14)
10(f)	Second Lien Pledge Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(24)
10(g)	Second Lien Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(24)
10(h)	First Amendment, dated as of October 20, 2009, to the Second Lien Pledge Agreement dated as of May 27, 2008.(25)
10(i)	First Amendment, dated as of October 20, 2009, to the Second Lien Security Agreement dated as of May 27, 2008.(25)
10(j)	Intellectual Property Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(23)
10(k)	Intercreditor Agreement dated as of December 3, 2008.(12)
10(l)	First Amendment, dated as of October 20, 2009, to the Intercreditor Agreement dated as of December 3, 2008.(14)
10(m)	Third Lien Pledge Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(12)
10(n)	Third Lien Security Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(12)
10(o)	Intellectual Property Security Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(12)
10(p)	First Amendment, dated as of October 20, 2009, to the Third Lien Pledge Agreement dated as of December 3, 2008.(25)
10(q)	First Amendment, dated as of October 20, 2009 to the Third Lien Security Agreement dated as of December 3, 2008.(25)
10(r)	Description of Nonemployee Director Compensation.(1)
10(s)	Base Salaries of Executive Officers.
10(t)	Form of Nonqualified Stock Option Agreement (Class A shares).(25)
10(u)	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(v)	1983 Stock Option Plan (as amended and restated).(17)
10(w)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(x)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(21)
10(y)	Executive Deferred Compensation Plan as amended and restated on December 19, 2008.(8)
10(z)	Amended and Restated Senior Executive Short-Term Incentive Plan.(26)
10(aa)	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006.(9)
10(bb)	Form of Hovnanian Deferred Share Policy for Senior Executives.(8)
10(cc)	Form of Hovnanian Deferred Share Policy.(8)
10(dd)	Form of Nonqualified Stock Option Agreement (Class B shares).(8)
10(ee)	Form of Incentive Stock Option Agreement.(8)
10(ff)	Form of Stock Option Agreement for Directors.(8)
10(gg)	Form of Restricted Share Unit Agreement.(8)
10(hh)	Form of Incentive Stock Option Agreement.(27)
10(ii)	Form of Restricted Share Unit Agreement.(27)
10(jj)	Form of Performance Vesting Incentive Stock Option Agreement.(27)
10(kk)	Form of Performance Vesting Nonqualified Stock Option Agreement.(27)
10(ll)	Form of Restricted Share Unit Agreement for Directors.(25)
10(mm)	Form of Long Term Incentive Program Award Agreement (Class A Shares).(28)
10(nn)	Form of Long Term Incentive Program Award Agreement (Class B Shares).(28)
12	Statements re Computation of Ratios.
21	Subsidiaries of the Registrant.
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Ernst & Young LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008(No. 001-08551) of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on November 7, 2003.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)	Incorporated by reference to Exhibits to Registration Statement (No. 333-107164) on Form S-4 of the Registrant.

(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed December 9, 2008.

(6)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2004 (No. 001-08551) of the Registrant.

(7)	Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.

(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 (No. 001-08551) of the Registrant.

(9)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (No. 001-08551) of the Registrant.

(10)	Incorporated by reference to Exhibits to Registration Statement (No. 333-89976) on Form S-4 of the Registrant.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on July 13, 2005.

(12)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on December 8, 2008.

(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (No. 001-08551).

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on October 26, 2009.

(15)	Incorporated by reference to Exhibits to Registration Statement (No. 333-115742) on Form S-4 of the Registrant.

(16)	Incorporated by reference to definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010.

(17)	Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registration on Schedule 14A filed on February 19, 2008.

(18)	Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.

(19)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on February 27, 2006.

(20)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on June 15, 2006.

(21)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 (No. 001-08551), of the Registrant.

(22)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008

(23)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed June 2, 2008.

(24)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed December 21, 2009.

(25)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2009 (No. 001-08551), of the Registrant.

(26)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on March 22, 2010.

(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (No. 001-08551), of the Registrant.

(28)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (No. 001-08551), of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
By:	/s/ ARA K. HOVNANIAN Ara K. Hovnanian Chairman of the Board, Chief Executive Officer, and President December 22, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 22, 2010, and in the capacities indicated.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Parsippany, NJ
December 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated statements of operations, equity, and cash flows of Hovnanian Enterprises, Inc. and subsidiaries ("the Company") for the year ended October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Hovnanian Enterprises, Inc. and subsidiaries and their cash flows for the year ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, effective November 1, 2007, the Company changed its method of accounting for uncertainty in income tax positions upon the adoption of Statements of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (codified in Accounting Standards Codification 740-10, “Income Taxes”).

                                                                                                                                          /s/Ernst & Young, LLP

New York, New York
December 23, 2008

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2010	October 31, 2009
ASSETS
Homebuilding:
Cash and cash equivalents	$359,124	$419,955
Restricted cash (Note 6)	108,983	152,674
Inventories (Note 13):
Sold and unsold homes and lots under development	591,729	631,302
Land and land options held for future development or sale	348,474	372,143
Consolidated inventory not owned:
Specific performance options	21,065	30,534
Variable interest entities (Note 18)	32,710	45,436
Other options	7,962	30,498
Total consolidated inventory not owned	61,737	106,468
Total inventories	1,001,940	1,109,913
Investments in and advances to unconsolidated joint ventures (Note 19)	38,000	41,260
Receivables, deposits, and notes	61,023	44,418
Property, plant, and equipment - net (Note 5)	62,767	73,918
Prepaid expenses and other assets	83,928	98,159
Total homebuilding	1,715,765	1,940,297
Financial services:
Cash and cash equivalents	8,056	6,737
Restricted cash (Note 6)	4,022	4,654
Mortgage loans held for sale (Notes 7 and 8)	86,326	69,546
Other assets	3,391	3,343
Total financial services	101,795	84,280
Total assets	$1,817,560	$2,024,577

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	October 31, 2010	October 31, 2009
LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse land mortgages (Note 8)	$4,313	$ -
Accounts payable and other liabilities	319,749	325,722
Customers’ deposits (Note 6)	9,520	18,811
Nonrecourse mortgages secured by operating properties (Note 8)	20,657	21,507
Liabilities from inventory not owned (Note 18)	53,249	96,908
Total homebuilding	407,488	462,948
Financial services:
Accounts payable and other liabilities	16,142	14,507
Mortgage warehouse line of credit (Notes 7 and 8)	73,643	55,857
Total financial services	89,785	70,364
Notes payable:
Senior secured notes (Note 9)	784,592	783,148
Senior notes (Note 9)	711,585	822,312
Senior subordinated notes (Note 9)	120,170	146,241
Accrued interest (Notes 8 and 9)	23,968	26,078
Total notes payable	1,640,315	1,777,779
Income taxes payable (Note 12)	17,910	62,354
Total liabilities	2,155,498	2,373,445
Equity:
Hovnanian Enterprises, Inc. stockholders' equity deficit:
Preferred stock, $.01 par value - authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000, at October 31, 2010 and 2009	135,299	135,299
Common stock, Class A, $.01 par value - authorized 200,000,000 shares; issued 74,809,683 shares at October 31, 2010 and 74,376,946 shares at October 31, 2009 (including 11,694,720 shares at October 31, 2010 and 2009 held in Treasury)	748	744
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) - authorized 30,000,000 shares; issued 15,256,543 shares at October 31, 2010 and 15,265,067 shares at October 31, 2009 (including 691,748 shares at October 31, 2010 and 2009 held in Treasury)	153	153
Paid in capital - common stock	463,908	455,470
Accumulated deficit	(823,419)	(826,007)
Treasury stock -at cost	(115,257)	(115,257)
Total Hovnanian Enterprises, Inc. stockholders' equity deficit	(338,568)	(349,598)
Noncontrolling interest in consolidated joint ventures	630	730
Total equity deficit	(337,938)	(348,868)
Total liabilities and equity	$1,817,560	$2,024,577

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands except per share data)	October 31, 2010	October 31, 2009	October 31, 2008
Revenues:
Homebuilding:
Sale of homes	$1,327,499	$1,522,469	$3,177,853
Land sales and other revenues	12,370	38,271	78,039
Total homebuilding	1,339,869	1,560,740	3,255,892
Financial services	31,973	35,550	52,219
Total revenues	1,371,842	1,596,290	3,308,111
Expenses:
Homebuilding:
Cost of sales, excluding interest	1,104,049	1,398,087	3,010,902
Cost of sales interest	84,440	105,814	145,961
Inventory impairment loss and land option write-offs (Note 13)	135,699	659,475	710,120
Total cost of sales	1,324,188	2,163,376	3,866,983
Selling, general and administrative	178,331	239,606	377,068
Total homebuilding expenses	1,502,519	2,402,982	4,244,051
Financial services	23,074	29,295	35,567
Corporate general and administrative	59,900	81,980	82,846
Other interest	97,919	94,655	30,375
Other operations	9,715	23,541	9,837
Goodwill and intangible amortization and impairment	-	-	36,883
Total expenses	1,693,127	2,632,453	4,439,559
Gain on extinguishment of debt (Note 9)	25,047	410,185	-
Income (loss) from unconsolidated joint ventures (Note 19)	956	(46,041)	(36,600)
Loss before income taxes	(295,282)	(672,019)	(1,168,048)
State and federal income tax (benefit) provision (Note 12):
State	(6,536)	25,287	13,760
Federal	(291,334)	19,406	(57,218)
Total income taxes	(297,870)	44,693	(43,458)
Net income (loss)	$2,588	$(716,712)	$(1,124,590)
Per share data:
Basic:
Income (loss) per common share	$0.03	$(9.16)	$(16.04)
Weighted-average number of common shares outstanding	78,691	78,238	70,131
Assuming dilution:
Income (loss) per common share	$0.03	$(9.16)	$(16.04)
Weighted-average number of common shares outstanding	79,683	78,238	70,131

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock	Non Controlling Interest	Total
Balance, November 1, 2007	47,569,167	$593	14,647,092	$153	5,600	$135,299	$276,998	$1,024,017	$(115,257)	$1,490	$1,323,293
Adoption of FASB Interpretation No. 48 (Note 12)								(8,722)			(8,722)
Stock issuance May 14, 2008 offering	14,000,000	140					125,739				125,879
Stock options, amortization and issuances	238,448	2					7,553				7,555
Restricted stock, amortization issuances and forfeitures	294,198	3					8,336				8,339
Conversion of Class B to Class A common stock	7,346		(7,346)
Loss from noncontrolling interest in consolidated joint ventures										(514)	(514)
Net loss								(1,124,590)			(1,124,590)
Balance, October 31, 2008	62,109,159	738	14,639,746	153	5,600	135,299	418,626	(109,295)	(115,257)	976	331,240
Stock options, amortization and issuances							5,030				5,030
Stock option cancellations							15,687				15,687
Restricted stock amortization, issuances and forfeitures	506,640	6					16,127				16,133
Conversion of Class B to Class A common stock	66,427		(66,427)
Loss from noncontrolling interest in consolidated joint ventures										(246)	(246)
Net loss								(716,712)			(716,712)
Balance, October 31, 2009	62,682,226	744	14,573,319	153	5,600	135,299	455,470	(826,007)	(115,257)	730	(348,868)
Stock options, amortization and issuances	152,590	1					5,094				5,095
Restricted stock amortization, issuances and forfeitures	271,623	3					3,344				3,347
Conversion of Class B to Class A common stock	8,524		(8,524)
Loss from noncontrolling interest in consolidated joint ventures										(100)	(100)
Net income								2,588			2,588
Balance, October 31, 2010	63,114,963	$748	14,564,795	$153	5,600	$135,299	$463,908	$(823,419)	$(115,257)	$630	$(337,938)

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2010	October 31, 2009	October 31, 2008
Cash flows from operating activities:
Net income (loss)	$2,588	$(716,712)	$(1,124,590)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,576	18,527	18,426
Goodwill and intangible amortization and impairment	-	-	36,883
Compensation from stock options and awards	8,706	13,218	25,247
Stock option cancellations	-	15,687	-
Amortization of bond discounts and deferred financing costs	5,051	15,479	8,668
Excess tax payments from share-based payments	-	-	6,312
(Gain) loss on sale and retirement of property and assets	(69)	487	(2,262)
(Income) loss from unconsolidated joint ventures	(956)	46,041	36,600
Distributions of earnings from unconsolidated joint ventures	2,251	4,093	7,461
Gain on extinguishment of debt	(25,047)	(410,185)	-
Deferred income taxes	-	-	105,302
Inventory impairment and land option write-offs	135,699	659,475	710,120
Decrease (increase) in assets:
Mortgage notes receivable	(16,780)	21,056	91,963
Restricted cash, receivables, prepaids, deposits, and other assets	40,400	(74,293)	88,745
Inventories	(27,726)	354,676	666,372
State and federal income tax assets	-	126,826	(46,440)
Increase (decrease) in liabilities:
State and federal income tax liabilities	(44,444)	62,354	-
Customers’ deposits	(9,291)	(9,865)	(36,545)
Accounts payable, accrued interest and other accrued liabilities	(50,471)	(156,592)	(130,196)
Net cash provided by (used in) operating activities	32,487	(29,728)	462,066
Cash flows from investing activities:
Proceeds from sale of property and assets	474	1,069	3,835
Purchase of property, equipment, and other fixed assets and acquisitions	(2,456)	(750)	(5,238)
Investment in and advances to unconsolidated joint ventures	(5,262)	(32,185)	(16,837)
Distributions of capital from unconsolidated joint ventures	7,228	11,959	16,601
Net cash used in investing activities	(16)	(19,907)	(1,639)
Cash flows from financing activities:
Proceeds (payments) from mortgages and notes	3,463	(2,368)	-
Net proceeds from Senior Secured Notes	-	752,046	571,941
Net (payments) relating to revolving credit facility	-	-	(221,632)
Net payments related to mortgage warehouse lines of credit	17,786	(28,934)	(86,342)
Deferred financing cost from note issuances	(1,656)
Principal payments and debt repurchases	(111,576)	(1,092,473)	(13,338)
Excess tax payments from share-based payment	-	-	(6,312)
Proceeds from sale of stock and employee stock plan	-	-	127,079
Net cash (used in) provided by financing activities	(91,983)	(371,729)	371,396
Net (decrease) increase in cash and cash equivalents	(59,512)	(421,364)	831,823
Cash and cash equivalents balance, beginning of year	426,692	848,056	16,233
Cash and cash equivalents balance, end of year	$367,180	$426,692	$848,056
Supplemental disclosures of cash flows:
Cash paid (received) during the period for:
Income taxes	$(253,425)	$(145,443)	$(98,176)

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

HOVNANIAN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1. Basis of Presentation

Basis of Presentation - The accompanying consolidated financial statements include our accounts and those of all wholly-owned subsidiaries, and variable interest entities in which we are deemed to be the primary beneficiary, after elimination of all significant intercompany balances and transactions.  Our fiscal year ends October 31.

Effective July 1, 2009, the Financial Accounting Standards Board (FASB) established the Accounting Standards Codification (ASC) as the primary source of accounting principles generally accepted in the United States of America (“US GAAP”) recognized by the FASB to be applied by nongovernmental entities.

2. Business

Our operations consist of homebuilding, financial services, and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Homebuilding operations comprise the substantial part of our business, with approximately 98% of consolidated revenues for the years ended October 31, 2010, 2009, and 2008. We are a Delaware corporation, currently building and selling homes in 192 consolidated new home communities in Arizona, California, Delaware, Florida, Georgia, Illinois, Kentucky, Maryland, Minnesota, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C., and West Virginia. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. We do not retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

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

Income Recognition from Home and Land Sales - We are primarily engaged in the development, construction, marketing and sale of residential single-family and multi-family homes where the planned construction cycle is less than 12 months. For these homes, in accordance with ASC 360-20, “Property, Plant and Equipment - Real Estate Sales”, revenue is recognized when title is conveyed to the buyer, adequate initial and continuing investments have been received and there is no continued involvement. In situations where the buyer’s financing is originated by our mortgage subsidiary and the buyer has not made an adequate initial investment or continuing investment as prescribed by ASC 360-20, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

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

Income Recognition from Mortgage Loans - Our Financial Services segment originates mortgages, primarily for our homebuilding customers. We use mandatory investor commitments and forward sales of mortgage-backed securities (MBS) to hedge our mortgage-related interest rate exposure on agency and government loans.

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

Substantially all of the mortgage loans originated are sold within a short period in the secondary mortgage market on a servicing released, nonrecourse basis although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales. Mortgage investors could seek to have us buy back loans or make whole investors for mortgages we have sold.  To date, we have not made significant payments associated with our loans and we have reserves for potential losses.  Included in the mortgage loans held for sale at October 31, 2010 is $1.1 million of mortgage loans, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we mitigate this risk by depositing our cash in major financial institutions. At October 31, 2010, $317.1 million of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse land and operating properties mortgages, mortgage warehouse lines of credit, accrued interest, and the senior secured, senior and senior subordinated notes payable. The fair value of the senior secured, senior and senior subordinated notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

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

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest, and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all costs related to specific performance options, variable interest entities, and other options, which consists primarily of our model homes and inventory related to structured lot options.

We have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". As of October 31, 2010, the book value of the 58 mothballed communities was $174.4 million, net of impairment charges of $580.2 million. We regularly review communities to determine if mothballing is appropriate or to re-activate previously mothballed communities as we did with 16 communities in the twelve months ended October 31, 2010.

The recoverability of inventories and other long-lived assets are assessed in accordance with the provisions of ASC 360-10, “Property, Plant and Equipment - Overall”.  ASC 360-10 requires long-lived assets, including inventories, held for development to be evaluated for impairment based on undiscounted future cash flows of the assets at the lowest level for which there are identifiable cash flows. As such, we evaluate inventories for impairment at the individual community level, the lowest level of discrete cash flows that we measure.

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

If the undiscounted cash flows are more than the carrying amount of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for all impairments recorded from October 31, 2006 to date range from 13.5% to 20.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $54.9 million of our total inventories at October 31, 2010, and are reported at the lower of carrying amount or fair value less costs to sell. In determining whether land held for sale is impaired, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Insurance Deductible Reserves - For homes delivered in fiscal 2010 and 2009, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims.  For bodily injury claims, our deductible per occurrence in 2010 is $0.1 million up to a $5 million limit. For bodily injury claims in 2009, our deductible was $20 million.  Our aggregate retention in 2010 and 2009 is $21 million for construction defect and warranty claims, and $20 million for bodily injury claims.  We do not have a deductible on our worker's compensation insurance in fiscal 2010.  For fiscal 2009, our worker's compensation insurance deductible was $0.5 million per occurrence. Reserves for estimated losses for fiscal 2010 and 2009 have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty data and other industry data to assist our management to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

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

During the preparation of our consolidated financial statements for the year ended October 31, 2010, we identified an error in the calculation of the supplemental disclosure of cash paid for interest, net of capitalized interest on the consolidated statement of cash flows for the years ended October 31, 2009 and 2008, wherein we had reduced cash paid for interest by an incorrect amount of capitalized interest.  We have corrected the amounts previously presented in our 2009 and 2008 financial statements of $244.8 million and $143.5 million, respectively, in footnote (4) to the chart below.  We believe the correction is not material to our previously issued consolidated financial statements; therefore, we have restated the supplemental disclosure for our 2009 and 2008 consolidated financial statements in this 2010 Annual Report on Form 10-K.  The restatement has no impact on our consolidated financial position, results of operations or cash flows for any period presented.

Interest costs incurred, expensed and capitalized were:

	Year Ended
(Dollars in thousands)	October 31, 2010	October 31, 2009	October 31, 2008
Interest capitalized at beginning of year	$164,340	$170,107	$155,642
Plus interest incurred(1)	154,307	194,702	190,801
Less cost of sales interest expensed	84,440	105,814	145,961
Less other interest expensed(2)(3)(4)	97,919	94,655	30,375
Interest capitalized at end of year(5)	$136,288	$164,340	$170,107

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)
Our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, and therefore, the portion of interest not covered by qualifying assets must be directly expensed.

(3)	Interest on completed homes and land in planning, which does not qualify for capitalization, must be expensed directly.
(4)
Cash paid for interest, net of capitalized interest is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Year Ended
(Dollars in thousands)	October 31, 2010	October 31, 2009	October 31, 2008
Other interest expensed	$97,919	$94,655	$30,375
Interest paid by our mortgage and finance subsidiaries	1,848	1,728	3,601
Decrease (increase) in accrued interest	2,110	46,399	(28,533)
Cash paid for interest, net of capitalized interest	$101,877	$142,782	$5,443

(5)
We have incurred significant inventory impairments in recent years, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts above are shown gross before allocating any portion of the impairments to capitalized interest.

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to operations if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”.  If the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. In accordance with ASC 810-10 “Consolidation - Overall”, we record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business.  The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall”, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimate. During fiscal 2009 and 2008, we wrote down certain joint venture investments by $26.4 million and $11.3 million, respectively.  There were no write-downs in fiscal 2010.

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

Advertising Costs - Advertising costs are expensed as incurred.  During the years ended October 31, 2010, 2009, and 2008, advertising costs expensed totaled to $18.2 million, $19.3 million and $57.3 million, respectively.

Deferred Income Taxes - Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with ASC 740-10, “Income Taxes - Overall”, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740-10 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.

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

Common Stock - Each share of Class A Common Stock entitles its holder to one vote per share and each share of Class B Common Stock generally entitles its holder to ten votes per share. The amount of any regular cash dividend payable on a share of Class A Common Stock will be an amount equal to 110% of the corresponding regular cash dividend payable on a share of Class B Common Stock. If a shareholder desires to sell shares of Class B Common Stock, such stock must be converted into shares of Class A Common Stock.

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2010, approximately 3.4 million shares have been purchased under this program, none of which were repurchased during the years ended October 31, 2010, 2009 or 2008.

On August 4, 2008, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards (NOL) and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited, if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a special meeting of stockholders held on December 5, 2008. Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the Nasdaq Global Market under the symbol “HOVNP.” In fiscal 2010, 2009 and 2008, we did not pay any dividends due to covenant restrictions in our indentures.

Depreciation - Property, plant and equipment are depreciated using the straight-line method over the estimated useful life of the assets ranging from 3 to 40 years.

Prepaid Expenses - Prepaid expenses which relate to specific housing communities (model setup, architectural fees, homeowner warranty program fees, etc.) are amortized to cost of sales as the applicable inventories are sold. All other prepaid expenses are amortized over a specific time period or as used and charged to overhead expense.

Stock Options - We account for our stock options under ASC 718-10, “Compensation - Stock Compensation - Overall”, which requires the fair-value based method of accounting for stock awards granted to employees and measures and records the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The fair value for options is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for October 31, 2010, October 31, 2009 and October 31, 2008: risk free interest rate of 3.24%, 3.89% and 4.27%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of 0.90 for the year ended 2010, 0.83 for the year ended 2009 and 0.50 for the year ended 2008; a weighted-average expected life of the option of 7.12 years for 2010, 5.92 years for 2009 and 5.86 years for 2008; and an estimated forfeiture rate of 13.42% for fiscal 2010, 12.58% for fiscal 2009 and 8.40% for fiscal 2008.  The benefits of tax deductions in excess of recognized compensation cost are reported as both a financing cash inflow and an operating cash outflow.

Compensation cost arising from nonvested stock granted to employees and from nonemployee stock awards is recognized as expense using the straight-line method over the vesting period.

For the years ended October 31, 2010, October 31, 2009 and October 31, 2008, total stock-based compensation expense was $8.7 million, $28.9 million and $25.2 million, respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $5.0 million, $20.7 million and $13.1 million for the years ended October 31, 2010, October 31, 2009 and October 31, 2008, respectively.  Because we are currently in a position of fully reserving any tax benefits generated from losses, the amount net of tax is not presented.

Per Share Calculations - Basic earnings per share is computed by dividing income or loss attributable to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for nonvested shares of restricted stock (the “denominator”) for the period.  Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the years in the periods ended October 31, 2009 and 2008, there were no incremental shares attributed to nonvested stock and outstanding options to purchase common stock because we had a net loss in each of those years, and any incremental shares would not be dilutive.  The total shares that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS were 4.6 million, 6.8 million, and 7.9 million for the years ended October 31, 2010, 2009 and 2008, respectively, because to do so would have been anti-dilutive for the periods presented.

Computer Software Development - In accordance with ASC 350-10 “Intangibles - Goodwill and Other”, we capitalize certain costs incurred in connection with developing or obtaining software for internal use. Once the software is substantially complete and ready for its intended use, the capitalized costs are amortized over the systems' estimated useful life.

Noncontrolling Interest - In December 2007, the FASB issued an update to ASC 810.  The amended guidance contained in ASC 810 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income or loss specifically attributable to the non-controlling interest to be identified in the consolidated financial statements.  Our net income (loss) attributable to non-controlling interest is insignificant for all periods presented and therefore is reported in "Other operations" in the Consolidated Statements of Operations.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation.  We implemented this standard effective November 1, 2009, resulting in a change in the classification of non-controlling interests on the balance sheets and statements of equity.

Recent Accounting Pronouncements - In June 2009, the FASB issued an update to ASC 810, which amends the existing quantitative guidance used in determining the primary beneficiary of a Variable Interest Entity (VIE) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity.  This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU 2009-17 was effective for us on November 1, 2010.  We expect the adoption of ASU 2009-17 to result in the deconsolidation of all VIEs currently consolidated and a reduction in the amount of consolidated inventory not owned and corresponding liabilities from inventory not owned in our consolidated financial statements, which is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in our second quarter of fiscal 2010, except for the Level 3 activity disclosures, which are effective for us in fiscal 2012. The adoption of this guidance, which is related to disclosure only did not (with respect to Levels 1 and 2) and will not (with respect to Level 3 activity) have a material impact on our consolidated financial statements.

Reclassifications – Certain amounts in the 2008 and 2009 Consolidated Financial Statements have been reclassified to conform to the 2010 presentation.

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

Years Ending October 31,	(In Thousands)
2011	$13,626
2012	11,863
2013	7,457
2014	5,087
2015	4,471
After 2015	6,158
Total	$48,662

Net rental expense for the three years ended October 31, 2010, 2009 and 2008, was $19.9 million, $54.9 million and $45.2 million, respectively. These amounts include rent expense for various month-to-month leases on model homes, furniture, and equipment. These amounts also include abandoned lease cost accruals, as well as the amortization of those accruals over the lease term, for leased space that we have abandoned due to our reduction in size and consolidation of certain locations.  Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5. Property, Plant and Equipment

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture, and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property, plant, and equipment balances as of October 31, 2010 and 2009 were as follows:

	October 31,
(In thousands)	2010	2009

Land	$3,932	$3,932
Buildings	68,141	69,063
Building improvements	13,483	15,464
Furniture	8,498	10,084
Equipment	41,751	42,747
Total	135,805	141,290
Less accumulated depreciation	73,038	67,372
Total	$62,767	$73,918

6. Restricted Cash and Deposits

“Restricted cash” on the Consolidated Balance Sheets, amounting to $113.0 million and $157.3 million as of October 31, 2010 and 2009, respectively, primarily represents cash collateralizing our letter of credit agreements and facilities and is discussed in Note 8.  In addition, we collateralize our surety bonds with cash.  The balances of this surety bond collateral were $14.5 million and $14.7 million at October 31, 2010 and 2009, respectively.  The remaining balance is for customers’ deposits of $6.2 million and $7.4 million as of October 31, 2010 and 2009, respectively, which are restricted from use by us.

Total “Customers’ deposits” are shown as a liability on the Consolidated Balance Sheets. These liabilities are significantly more than the applicable years’ escrow cash balances because in some states the deposits are not restricted from use and in other states we are able to release the majority of this escrow cash by pledging letters of credit and surety bonds.

7. Mortgage Loans Held for Sale

Our mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value with the changes in the value recorded in net income (loss) in fiscal 2010 and 2009.  Loans held for sale, not subject to an effective accounting hedge were carried at the lower of cost or fair value in fiscal 2008. Gains and losses on changes in the fair value are recognized in the Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities, interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to investors to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counter-party or investor in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Statements of Operations in “Revenues: Financial services”. Loans held for sale of $1.1 million and $3.5 million at October 31, 2010 and 2009, respectively, represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.

At October 31, 2010 and 2009, respectively, $74.8 million and $64.2 million of such mortgages held for sale were pledged against our mortgage warehouse lines of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have not made significant payments associated with our loans. We have reserves for potential losses on mortgages we previously sold. The reserves are included in the "Mortgage loans held for sale" balance on the Consolidated Balance Sheet.

8. Mortgages and Notes Payable

We have nonrecourse mortgages for a small number of our communities totaling $4.3 million as well as our Corporate Headquarters totaling $20.7 million which are secured by the related real property and any improvements. These loans have installment obligations with annual principal maturities in the years ending October 31 of approximately: $5.2 million in 2011, $1.0 million in 2012 and 2013, $1.1 million in 2014, $1.2 million in 2015 and $15.5 million after 2015. The interest rates on these obligations range from 5.67% to 8.82% at October 31, 2010.

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder.  Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $89.5 million and $130.3 million of letters of credit outstanding as of October 31, 2010 and October 31, 2009, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2010 and October 31, 2009, the amount of cash collateral in these segregated accounts was $92.3 million and $135.2 million, respectively, which is reflected in “Restricted cash” on the Consolidated Balance Sheets.

Average interest rates and average balances outstanding under the revolving credit facility (as in effect at such year end) are as follows:

(Dollars in thousands)	October 31, 2009	October 31, 2008
Average monthly outstanding borrowings	$25,000	$171,350
Average interest rate during period	5.0%	7.0%
Average interest rate at end of period(1) (2)	0.0%	0.0%
Maximum outstanding at any month end	$100,000	$344,375

(1)	Average interest rate at the end of the period excludes any charges on unused loan balances.
(2)
Not applicable as there was no amount outstanding at October 31, 2010, 2009 and 2008. We terminated our then existing amended credit facility on October 20, 2009, in connection with the issuance of our senior secured first lien notes.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with Citibank, N.A. (“Citibank Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 5, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable upon the sale of each mortgage loan to a permanent investor at LIBOR plus 4.00%.  As of October 31, 2010, the aggregate principal amount of all borrowings under the Citibank Master Repurchase Agreement was $41.5 million.

In addition to the Citibank Master Repurchase Agreement discussed above, on July 19, 2010, K. Hovnanian Mortgage executed a secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $25 million through July 18, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at LIBOR floor of 2.00% plus applicable margin ranging from 2.50% to 3.00% based on the takeout investor and type of loan.  This agreement was amended on October 13, 2010 to temporarily increase the commitment to $50 million until December 16, 2010 (the interest rate remained the same).  As of October 31, 2010, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $32.1 million.

Both the Citibank Master Repurchase Agreement and the Chase Master Repurchase Agreement require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the two agreements, we do not consider any of these covenants to be substantive or material. As of October 31, 2010, we believe we were in compliance with the covenants of the Citibank Master Repurchase Agreement and the Chase Master Repurchase Agreement.

9. Senior Secured, Senior and Senior Subordinated Notes

Senior Secured, Senior and Senior Subordinated Notes balances as of October 31, 2010 and 2009, were as follows:

	Year Ended
(In thousands)	October 31, 2010	October 31, 2009
Senior Secured Notes:
11 1/2% Senior Secured Notes due May 1, 2013 (net of discount)	$475	$474
10 5/8% Senior Secured Notes due October 15, 2016 (net of discount)	772,415	770,972
18% Senior Secured Notes due May 1, 2017	11,702	11,702
Total Senior Secured Notes	$784,592	$783,148
Senior Notes:
8% Senior Notes due April 1, 2012 (net of discount)	$35,475	$35,425
6 1/2% Senior Notes due January 15, 2014	54,373	81,347
6 3/8% Senior Notes due December 15, 2014	29,214	83,714
6 1/4% Senior Notes due January 15, 2015	52,720	82,270
6 1/4% Senior Notes due January 15, 2016 (net of discount)	171,616	171,369
7 1/2% Senior Notes due May 15, 2016	172,269	172,269
8 5/8% Senior Notes due January 15, 2017	195,918	195,918
Total Senior Notes	$711,585	$822,312
Senior Subordinated Notes:
6% Senior Subordinated Notes due January 15, 2010	$0	$13,609
8 7/8% Senior Subordinated Notes due April 1, 2012	66,639	68,039
7 3/4% Senior Subordinated Notes due May 15, 2013	53,531	64,593
Total Senior Subordinated Notes	$120,170	$146,241

We and each of our subsidiaries are guarantors of the senior secured, senior, and senior subordinated notes, except for K. Hovnanian, the issuer of the notes, certain of our financial services subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures and our foreign subsidiary (see Note 21). The indentures governing the senior secured, senior, and senior subordinated notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior, and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and nonrecourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates. If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured, senior, and senior subordinated notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and nonrecourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends for the foreseeable future. The indentures also contain events of default which would permit the holders of the senior secured, senior, and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indenture governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2010, we believe we were in compliance with the covenants of the indentures governing our outstanding notes. Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We may also continue to make debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions, or otherwise depending on market conditions and covenant restrictions.

At October 31, 2010, we had total issued and outstanding $1,630.6 million ($1,616.3 million, net of discount) senior secured, senior and senior subordinated notes. These notes have annual principal maturities in the following years ending October 31: $102.2 million in 2012, $54.0 million in 2013, $54.4 million in 2014, and $1,420.0 million thereafter.

On March 26, 2002, we issued $100 million 8% Senior Notes due 2012 and $150 million 8 7/8% Senior Subordinated Notes due 2012. The 8% Senior Notes were issued at a discount to yield 8.125% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. Interest on both notes is paid semi-annually. The notes are redeemable in whole or in part, at any time on or after April 1, 2007, at our option at redemption prices expressed as percentages of principal amount that decline to 100% on April 1, 2010. The proceeds were used to redeem the remainder of 9 3/4% Subordinated Notes due June 1, 2005, repay a portion of a term loan facility, repay the then current outstanding indebtedness under our revolving credit facility, and the remainder for general corporate purposes.

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

On May 27, 2008, we issued $600 million ($594.4 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes are secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016. The notes are redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011, and 100% of principal commencing May 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011, with the net cash proceeds from certain equity offerings at 111.50% of principal. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the then existing amended credit facility.  These second lien notes were the subject of a tender offer discussed below.

During fiscal 2010 and 2009, we completed a number of transactions to restructure and reduce our outstanding debt.  These transactions resulted in a net “Gain on extinguishment of debt” of $25.0 million and $410.2 million, respectively, which are reflected on the Consolidated Statements of Operations for the years ended October 31, 2010 and 2009.  The following table reconciles the book value of our debt from October 31, 2008 through October 31, 2010 and a detailed description of each of the transactions follows below:

(Dollars in millions)
Senior secured, senior and senior subordinated notes as of November 1, 2008	$2,505.8
December 2008 debt exchange	(42.1)
Open market repurchases during fiscal 2009	(628.5)
July 2009 tender offers	(119.2)
October 2009 tender offers	(742.5)
October 2009 debt issuance of 10 5/8 senior secured notes due 2016, net of discount	770.9
Discount amortization recorded as interest expense	1.2
Discount written off as gain on extinguishment of debt for debt repurchases, tender offers and exchanges	6.1
Senior secured, senior and senior subordinated notes as of October 31, 2009 (net of discount)	1,751.7
Open Market repurchases during fiscal 2010	(123.5)
January 2010 6% Senior Subordinated Notes matured and paid	(13.6)
Discount amortization recorded as interest expense	1.7
Senior secured, senior and senior subordinated notes as of October 31, 2010 (net of discount)	$1,616.3

On December 3, 2008, we issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of our unsecured senior notes as follows: $0.5 million aggregate principal amount of the 8% Senior Notes due 2012, $12.0 million aggregate principal amount of the 6 1/2% Senior Notes due 2014, $1.1 million aggregate principal amount of the 6 3/8% Senior Notes due 2014, $3.3 million aggregate principal amount of the 6 1/4% Senior Notes due 2015, $24.8 million aggregate principal amount of the 7 1/2% Senior Notes due 2016, $28.7 million aggregate principal amount of the 6 1/4% Senior Notes due 2016 and $1.0 million aggregate principal amount of the 8 5/8% Senior Notes due 2017. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees. The notes are secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all of the assets owned by us, K. Hovnanian, and the guarantors to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016 and the 11 1/2% Senior Secured Notes due 2013. The notes are redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011, and 100% of principal commencing November 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011, with the net cash proceeds from certain equity offerings at 118.0% of principal.

During the three months ended January 31, 2010, the remaining $13.6 million of our 6% Senior Subordinated Notes due 2010 matured and was paid.  During the year ended October 31, 2010, we repurchased in open market transactions $27.0 million principal amount of 6 1/2% Senior Notes due 2014, $54.5 million principal amount of 6 3/8% Senior Notes due 2014, $29.5 million principal amount of 6 1/4% Senior Notes due 2015, $1.4 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $11.1 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $97.9 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $25.0 million during the year ended October 31, 2010, net of the write-off of unamortized discounts and fees. The gains from the exchanges and repurchases are included in the Consolidated Statement of Operations as “Gain on extinguishment of debt”.

On July 21, 2009, we completed cash tender offers whereby we purchased (1) in a fixed-price tender offer, approximately $17.8 million principal amount of 6% Senior Subordinated Notes due 2010 for approximately $17.5 million, plus accrued and unpaid interest, (2) in a modified “Dutch Auction,” a total of approximately $49.5 million principal amount of 8% Senior Notes due 2012, 8 7/8% Senior Subordinated Notes due 2012 and 7 3/4% Senior Subordinated Notes due 2013 for approximately $36.1 million, plus accrued and unpaid interest and (3) in a modified “Dutch Auction,” a total of approximately $51.9 million of 6 1/2% Senior Notes due 2014, 6 3/8% Senior Notes due 2014, 6 1/4% Senior Notes due 2015, 6 1/4% Senior Notes due 2016, 7 1/2% Senior Notes due 2016 and 8 5/8% Senior Notes due 2017 for approximately $26.9 million, plus accrued and unpaid interest. These tender offers resulted in a gain on extinguishment of debt of $37.0 million, net of the write-off of unamortized discounts and fees.

On October 20, 2009, we completed cash tender offers and consent solicitations whereby we purchased (1) in a fixed-price tender offer approximately $599.5 million principal amount of 11 1/2% Senior Secured Notes due 2013 for approximately $635.5 million, plus accrued and unpaid interest, (2) in a fixed-price tender offer approximately $17.6 million principal amount of 18.0% Senior Secured Notes due 2017 for approximately $17.6 million, plus accrued and unpaid interest, and (3) in a fixed price tender offer for certain series of our unsecured notes, a total of approximately $125.4 million principal amount of 8% Senior Notes due 2012, 6 1/2% Senior Notes due 2014, 6 3/8% Senior Notes due 2014, 6 1/4% Senior Notes due 2015, and 7 1/2% Senior Notes due 2016 for approximately $100.0 million, plus accrued and unpaid interest.  These tender offers resulted in a loss on extinguishment of debt of $36.4 million, net of the write-off of unamortized discounts and fees.

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

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016.  At October 31, 2010, the aggregate book value of the real property collateral securing these notes was approximately $759.5 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $300.0 million as of October 31, 2010, which includes $92.3 of restricted cash collateralizing certain letters of credit.  Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

Homebuilding:
 (1) Northeast (New Jersey, New York, and Pennsylvania)
 (2) Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, and Washington D.C.)
 (3) Midwest (Illinois, Kentucky, Minnesota, and Ohio)
 (4) Southeast (Florida, Georgia, North Carolina, and South Carolina)
 (5) Southwest (Arizona and Texas)
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

Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent stand-alone entity during the periods presented.

Financial information relating to operations of our segments was as follows:

	Year Ended October 31,
(In thousands)	2010	2009	2008
Revenues:
Northeast	$298,713	$364,876	$704,723
Mid-Atlantic	282,052	297,706	513,719
Midwest	93,358	117,308	211,587
Southeast	93,493	119,779	632,050
Southwest	393,639	422,808	610,045
West	178,480	234,740	577,228
Total homebuilding	1,339,735	1,557,217	3,249,352
Financial services	31,973	35,550	52,219
Corporate and unallocated	134	3,523	6,540
Total revenues	$1,371,842	$1,596,290	$3,308,111
(Loss) income before income taxes:
Northeast	$(92,605)	$(341,147)	$(114,416)
Mid-Atlantic	(4,762)	(85,817)	(142,249)
Midwest	(13,226)	(24,390)	(37,415)
Southeast	(11,219)	(67,891)	(146,406)
Southwest	23,192	(60,777)	(101,470)
West	(61,769)	(304,539)	(524,701)
Total homebuilding	(160,389)	(884,561)	(1,066,657)
Financial services	8,899	6,255	16,652
Corporate and unallocated	(143,792)	206,287	(118,043)
Loss before income taxes	$(295,282)	$(672,019)	$(1,168,048)

	October 31,
(In thousands)	2010	2009
Assets
Northeast	$537,744	$559,257
Mid-Atlantic	96,303	200,908
Midwest	47,818	54,560
Southeast	58,765	60,441
Southwest	206,001	191,495
West	195,808	163,710
Total homebuilding	1,142,439	1,230,371
Financial services	101,795	84,280
Corporate and unallocated	573,326	709,926
Total assets	$1,817,560	$2,024,577

	October 31,
(In thousands)	2010	2009
Investments in and advances to unconsolidated joint ventures:
Northeast	$16,437	$15,824
Mid-Atlantic	12,568	14,152
Midwest	4,432	4,593
Southeast	4,528	6,146
Southwest	35	545
West	-	-
Total investments in and advances to unconsolidated joint ventures	$38,000	$41,260

	Year Ended October 31,
(In thousands)	2010	2009	2008
Homebuilding interest expense:
Northeast	$27,105	$28,566	$35,769
Mid-Atlantic	16,572	18,452	20,739
Midwest	3,807	3,712	5,882
Southeast	5,570	8,050	14,628
Southwest	13,927	23,914	20,462
West	17,896	23,639	48,854
Total homebuilding	84,877	106,333	146,334
Corporate and unallocated	97,482	94,136	30,002
Financial services interest expense (income)	-	42	(79)
Total interest expense, net	$182,359	$200,511	$176,257

	Year Ended October 31,
(In thousands)	2010	2009	2008
Depreciation and goodwill and intangible amortization and impairment:
Northeast	$1,167	$1,533	$3,402
Mid-Atlantic	474	577	16,926
Midwest	1,609	3,671	1,790
Southeast	356	1,196	5,084
Southwest	340	503	16,207
West	832	1,009	1,156
Total homebuilding	4,778	8,489	44,565
Financial services	447	489	521
Corporate and unallocated	7,351	9,549	10,222
Total depreciation and goodwill and intangible amortization and impairment	$12,576	$18,527	$55,308

	Year Ended October 31,
(In thousands)	2010	2009	2008
Net additions to operating properties and equipment:
Northeast	$426	$41	$275
Mid-Atlantic	-	34	39
Midwest	290	170	1,946
Southeast	-	122	922
Southwest	19	-	-
West	-	22	595
Total homebuilding	735	389	3,777
Financial services	-	11	133
Corporate and unallocated	1,721	350	1,328
Total net additions to operating properties and equipment	$2,456	$750	$5,238

	Year Ended October 31,
(In thousands)	2010	2009	2008
Equity in (losses) earnings from unconsolidated joint ventures:
Northeast	$(29)	$(31,156)	$2,069
Mid-Atlantic	(391)	(3,866)	(10,748)
Midwest	390	(1,808)	(15,836)
Southeast	322	(4,359)	(6,908)
Southwest	664	(4,824)	(37)
West	-	(28)	(5,140)
Total equity in earnings (losses) from unconsolidated joint ventures	$956	$(46,041)	$(36,600)

11. Retirement Plan

In December 1982, we established a defined contribution savings and investment retirement plan (a 401K plan).  All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions and our operating results.  There were no plan costs charged to operations in fiscal 2010 as forfeited unvested contributions were used to cover such costs.  Plan costs charged to operations amounted to $0.2 million and $2.9 million for the years ended October 31, 2009 and 2008, respectively. The decreases in 2010, 2009 and 2008 are due to a decrease in participants as our workforce has been reduced, refunds to our unvested contributions for terminated associates and no profit sharing payment made in 2010, 2009 or 2008.  Also in 2009, we suspended the employer match portion of the program.

12. Income Taxes

Income taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended October 31,
(In thousands)	2010	2009
State income taxes:
Current	$35,124	$43,020
Deferred
Federal income taxes:
Current	(17,214)	19,334
Deferred
Total	$17,910	$62,354

The provision for income taxes is composed of the following charges (benefits):

	Year Ended October 31,
(In thousands)	2010	2009	2008
Current income tax (benefit) expense:
Federal	$(291,328)	$19,560	$(146,865)
State(1)	(6,542)	25,363	1,157
	(297,870)	44,923	(145,708)
Deferred income tax (benefit) expense:
Federal		(197)	89,647
State		(33)	12,603
	-	(230)	102,250
Total	$(297,870)	$44,693	$(43,458)

(1)
The current state income tax expense is net of the use of state net operating losses amounting to $0.4 million, $0.1 million, and $1.1 million for the years ended October 31, 2010, 2009, and 2008, respectively.

In 2010, we recorded a tax benefit of $297.9 million. During fiscal 2010, the Company was able to carryback its 2009 federal  net operating loss five years to previously profitable years that were not available to the Company for carryback prior to the Worker, Homeownership, and Business Assistance Act of 2009, which was signed by President Obama on November 6, 2009.  We recorded the benefit for the carryback of $291.3 million in the first quarter of fiscal 2010.  The remaining tax benefit for the twelve months ended October 31, 2010 was primarily due to the reversal of reserves for uncertain tax positions where the statute of limitations for those items has lapsed. We received $274.1 million of the federal income tax refund in the second quarter of 2010 and received the remaining $17.2 million in the first quarter of fiscal 2011.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover the deferred tax assets.

In accordance with ASC 740, as described in Note 3, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.  Given the continued downturn in the homebuilding industry during 2008, 2009, and 2010, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of October 31, 2010. According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and in this circumstance, the Company does not rely on projections of future taxable income to support the recovery of deferred tax assets.

During 2010, we reduced the valuation allowance by $176.6 million against our deferred tax assets. Our valuation allowance decreased to $811.0 million at October 31, 2010 from $987.6 million at October 31, 2009 primarily due to the impact of the federal net operating loss carryback recorded in the first quarter of 2010, partially offset by additional reserves recorded for the federal tax benefit generated from the losses during fiscal 2010.  Our state net operating losses of approximately $2.0 billion expire between 2011 and 2030. Our federal net operating losses of $904.9 million expire in 2030.

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2010	2009
Deferred tax assets:
Association subsidy reserves	$1,115	$515
Depreciation	169
Inventory impairment loss	346,464	385,232
Uniform capitalization of overhead	6,165	6,750
Warranty, legal and bonding reserves	28,985	21,515
Deferred income	1,581	1,493
Acquisition intangibles	47,253	54,112
Restricted stock bonus	9,422	9,399
Rent on abandoned space	8,485	9,453
Stock options	2,508	1,908
Provision for losses	31,824	33,060
Joint venture loss	14,815	18,115
Federal net operating losses	316,710	468,129
State net operating losses	157,890	141,985
Other	7,062	764
Total deferred tax assets	980,448	1,152,430
Deferred tax liabilities:
Rebates and discounts	5,852	6,186
Depreciation		1,086
Acquisition intangibles	243	182
Debt repurchase income	162,934	157,039
Other	372	378
Total deferred tax liabilities	169,401	164,871
Valuation allowance	(811,047)	(987,559)
Net deferred income taxes	$-	$-

The effective tax rates varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets.  The sources of these factors were as follows:

	Year Ended October 31,
	2010	2009	2008
Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	(0.3)	(1.0)	(0.1)
Permanent differences, net	1.2	(1.0)	(0.1)
Deferred tax asset valuation allowance impact	65.2	(39.8)	(30.9)
Other	(0.2)	0.1	(0.2)
Effective tax rate	100.9%	(6.7)%	3.7%

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

	2010	2009
Unrecognized tax benefit—November 1,	$42.1	$15.9
Gross increases—tax positions in prior period		28.0
Settlements	(14.0)
Lapse of statute of limitations	(5.1)	(1.8)
Unrecognized tax benefit—October 31,	$23.0	$42.1

Related to the unrecognized tax benefits noted above, we, as of October 31, 2010 and 2009, have recognized a liability for interest and penalties of $20.8 million and $24.0 million, respectively.  For the years ended October 31, 2010, 2009 and 2008, we recognized $(3.2) million, $17.9 million and $1.4 million, respectively, of interest and penalties in income tax benefit/provision.

It is likely that, within the next twelve months, the amount of the Company's unrecognized tax benefits will decrease by approximately $5.6 million, excluding penalties and interest.  This amount is primarily due to the expiration of statutes of limitation and resolution of an audit. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $23.0 million and $25.3 million as of October 31, 2010 and 2009, respectively.  The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

The examination by the Internal Revenue Service for the year ended October 2007 is final as is the related Joint Committee review for all NOL carrybacks.  There are no open federal audits at this time.  We are however, subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined.  To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results.  However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations.  The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2006 – 2009.

13.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the year ended October 31, 2010, our discount rates used for the impairments recorded range from 17.3% to 20.3%. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded impairment losses, which are included in the Consolidated Statements of Operations and deducted from inventory, of $122.5 million, $614.1 million, and $596.0 million for the years ended October 31, 2010, 2009, and 2008, respectively.

The following table represents impairments by segment for fiscal 2010, 2009, and 2008:

(Dollars in millions)	Year Ended October 31, 2010
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	14	$72.2	$156.5
Mid-Atlantic	8	3.4	7.1
Midwest	15	4.6	8.2
Southeast	21	2.2	8.0
Southwest	6	0.9	10.8
West	19	39.2	62.8
Total	83	$122.5	$253.4

(Dollars in millions)	Year Ended October 31, 2009
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	33	$244.7	$502.6
Mid-Atlantic	55	48.5	148.1
Midwest	11	6.5	19.5
Southeast	101	40.5	116.5
Southwest	46	36.8	90.2
West	67	237.1	450.8
Total	313	$614.1	$1,327.7

(Dollars in millions)	Year Ended October 31, 2008
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	10	$43.5	$208.2
Mid-Atlantic	25	38.1	155.3
Midwest	4	7.7	32.3
Southeast	44	53.4	160.5
Southwest	35	81.1	212.8
West	63	372.2	1,018.2
Total	181	$596.0	$1,787.3

The Consolidated Statements of Operations line entitled “Homebuilding-Inventory impairment loss and land option write-offs” also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk.  The total aggregate write-offs were $13.2 million, $45.4 million, and $114.1 million for the years ended October 31, 2010, 2009, and 2008, respectively.  Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  These recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2010, 2009, and 2008:

	Year Ended October 31,
(In millions)	2010	2009	2008
Northeast	$4.5	$14.1	$20.7
Mid-Atlantic	8.9	10.7	45.6
Midwest	0.0	1.4	0.7
Southeast	(0.6)	4.3	32.2
Southwest	0.3	14.3	10.4
West	0.1	0.6	4.5
Total	$13.2	$45.4	$114.1

14. Transactions with Related Parties

During the year ended October 31, 2003, we entered into an agreement to purchase land in California for approximately $31.1 million from an entity that is owned by Hirair Hovnanian, a family relative of our Chairman of the Board and Chief Executive Officer. As of October 31, 2010, we have an option deposit of $3.1 million related to this land acquisition agreement. In connection with this agreement, we also have consolidated $8.8 million in accordance with ASC 810-10 under “Consolidated inventory not owned” in the Consolidated Balance Sheets. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the year ended October 31, 2001, we entered into an agreement to purchase land from an entity that is owned by Hirair Hovnanian, a family relative of our Chairman of the Board and Chief Executive Officer, totaling $26.9 million. As of October 31, 2008, all of this property has been purchased, and during fiscal 2008, the Company delivered the remaining four lots that were in inventory. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the years ended October 31, 2010, 2009, and 2008, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board and Chief Executive Officer, provided services to the Company totaling $1.3 million, $1.7 million, and $2.6 million, respectively. Neither the Company nor Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

During the year ended October 31, 2010, a real estate development firm owned by Mazin Kalian, a relative of our Chairman of the Board and Chief Executive Officer, provided consulting services to the Company totaling $0.2 million including significant travel related expenses.  The consulting services consisted primarily of negotiations, community design and cost analysis on a potential joint venture.

In December 2005, we entered into an agreement to purchase land in New Jersey from an entity that is owned by Hirair Hovnanian, a family relative of our Chairman of the Board and Chief Executive Officer at a base price of $25 million. The land was to be acquired in four phases over a period of three years from the date of acquisition of the first phase. On June 11, 2008, the parties amended the purchase agreement and closed title to 43 of the 86 lots in phase one. The purchase of the balance of phase one was deferred, but such purchase must occur simultaneously with the scheduled closing of  phase four. The purchase prices for all phases are subject to an increase in the purchase price of the phase of not less than 7% per annum from February 1, 2008; a deposit in the amount of $500,000 has been made by the Company. On November 12, 2009, the parties closed title to 83 lots located in phase two.  On June 22, 2010, the parties closed title to 88 lots located in phase three.  As of October 31, 2010 there are 137 lots remaining to be purchased in phase four.  Neither the Company nor the Chairman of the Board and Chief Executive Officer has or had a financial interest in the relatives' company from whom the land is being purchased.

15. Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors (the Compensation Committee) or its delegee in accordance with the stock option plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 and before June 8, 2007 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Options granted on or after June 8, 2007 generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. Certain Southeast Region associates were granted and held options to purchase the stock from the acquired company prior to the January 23, 2001 acquisition. These options vest in three installments: 25% on the first and second anniversary and 50% on the third anniversary of the date of the grant. In connection with the acquisition, the options were exchanged for options to purchase the Company’s Class A Common Stock. All options expire 10 years after the date of the grant. During the year ended October 31, 2010, each of the five outside directors of the Company was granted options to purchase between 21,000 and 33,000 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key employees, except the outside directors’ options vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31, 2010	Weighted-Average Exercise Price	October 31, 2009	Weighted-Average Exercise Price	October 31, 2008	Weighted-Average Exercise Price
Options outstanding at beginning of period	5,774,767	$9.42	6,959,205	$21.17	6,285,330	$23.43
Granted	1,132,750	$4.73	1,871,313	$2.55	1,128,875	$6.46
Exercised	348,000	$2.86	150,000	$3.00	265,000	$4.53
Forfeited	242,657	$15.33	337,500	$16.45	190,000	$23.46
Cancellations			2,528,251	$36.83

Expired			40,000	$4.13
Options outstanding at end of period	6,316,860	$8.72	5,774,767	$9.42	6,959,205	$21.17
Options exercisable at end of period	2,519,600		2,472,324		2,918,835

The total intrinsic value of options exercised during fiscal 2010, 2009, and 2008 was $0.5 million, $0.2 million and $1.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The intrinsic value of 43,000 of the 2,519,600 options outstanding and exercisable at October 31, 2010, was $0.1 million. The remaining options outstanding and exercisable had no intrinsic value. Exercise prices for options outstanding at October 31, 2010 ranged from $2.55 to $60.36.

The weighted-average fair value of grants made in fiscal 2010, 2009, and 2008 was $3.77, $1.84, and $3.35 per share, respectively. The weighted-average fair value of options vested in fiscal 2010, 2009, and 2008 was $8.58, $18.98, and $15.52 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
$1.84 – $5.00	2,867,313	$3.40	9.06
$5.01 – $10.00	1,880,375	$6.18	4.39
$10.01 – $20.00	884,704	$15.90	1.98
$20.01 – $30.00	346,438	$21.69	6.59
$30.01 – $40.00	283,030	$32.54	4.72
$40.01 – $50.00	10,000	$41.45	3.25
$50.01 – $60.00	40,000	$55.05	4.40
$60.01 – $70.00	5,000	$60.36	4.67
	6,316,860	$8.72	6.30

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2010:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$1.84 – $5.00	43,000	$2.55	8.67
$5.01 – $10.00	1,165,171	$6.00	2.38
$10.01 – $20.00	884,704	$15.90	1.98
$20.01 – $30.00	179,192	$21.75	6.53
$30.01 – $40.00	203,784	$32.62	4.38
$40.01 – $50.00	10,000	$41.45	3.25
$50.01 – $60.00	30,000	$55.05	4.40
$60.01 – $70.00	3,750	$60.36	4.67
	2,519,600	$13.50	3.58

A summary of the Company’s nonvested options as of and for the year ended October 31, 2010, is as follows:

	Options	Grant Date Fair Value
Nonvested at beginning of period	3,302,443	$10.60
Granted	1,132,750	$3.77
Vested	(442,035)	$8.58
Forfeited	(195,898)	$11.83
Nonvested at end of period	3,797,260	$3.57

For certain associates in certain years, a portion of their bonus is paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year-end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or over 58 years of age vest immediately. During the years ended October 31, 2010 and 2009, we issued 192,128 and 375,578 shares under the plan. During the years ended October 31, 2010 and 2009, 43,490 and 160,250 shares were forfeited under this plan, respectively. For the year ended 2008, approximately 1,289,937 rights were awarded in lieu $5.5 million of bonus payments. For the years ended October 31, 2010 and 2009 no rights in lieu of bonus payments were awarded. For the years ended October 31, 2010, 2009 and 2008, total compensation cost recognized in the Consolidated Statement of Operations for these deferred compensation awards and other nonvested share awards was $3.7 million, $8.2 million and $12.1 million, respectively.  In addition to nonvested share awards summarized in the following table, there were 1,100,250 shares of vested restricted stock at October 31, 2010 and 2009, which were deferred at the associates' election.

A summary of the Company’s nonvested share awards as of and for the year ended October 31, 2010, is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	1,061,065	$11.75
Granted	3,236,683	$4.73
Vested	(332,032)	$10.82
Forfeited	(57,757)	$9.45
Nonvested at end of period	3,907,959	$6.05

Included in the above table are restricted stock awards for a long term incentive plan for certain associates, which is a performance based plan. The awards included above for this plan are based on our current best estimate of the outcome for the performance criteria.

As of October 31, 2010, we have 0.8 million shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2010, there was $36.2 million of total unrecognized compensation costs related to nonvested share based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.56 years.

During fiscal 2009, the Chief Executive Officer, Chief Financial Officer, each of the nonexecutive members of the Board of Directors and other senior executives of the Company consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights). In fiscal 2009, the Company recorded compensation expense related to the cancellation of stock options of $15.7 million in “Corporate general and administrative” on the Consolidated Statements of Operations.

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

We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2010 and 2009, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims.  For bodily injury claims, our deductible per occurrence in 2010 is $0.1 million up to a $5 million limit. For bodily injury claims in 2009, our deductible was $20 million. Our aggregate retention in 2010 and 2009 is $21 million for construction defect and warranty claims, and $20 million for bodily injury claims. Additions and charges in the warranty reserve and general liability reserve for the years ended October 31, 2010 and 2009 are as follows:

	Year Ended October 31,
(In Thousands)	2010	2009
Balance, beginning of year	$127,869	$125,738
Additions during year	37,605	54,180
Charges incurred during year	(40,206)	(52,049)
Balance, end of year	$125,268	$127,869

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

Insurance claims paid by our insurance carriers were $23.9 million and $30.8 million for the years ended October 31, 2010 and 2009, respectively, for prior year deliveries.

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

As previously reported in the Company’s 10-Q for the quarters ended January 31, 2010, April 30, 2010 and July 31, 2010, the Company was engaged in discussions with the U. S. Environmental Protection Agency (EPA) and the U.S. Department of Justice (DOJ) regarding alleged violations of storm water discharge requirements. In resolution of this matter, in April 2010 we agreed to the terms of a consent decree with the EPA, DOJ and the states of Virginia, Maryland, West Virginia and the District of Columbia (collectively the States). The consent decree was approved by the federal district court in August 2010. Under the terms of the consent decree, we have paid a fine of $1.0 million collectively to the United States and the States named above and have agreed to perform under the terms of the consent decree for a minimum of three years, which includes implementing certain operational and training measures nationwide to facilitate ongoing compliance with storm water regulations.

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

The Company is also involved in the following litigation:

A subsidiary of the Company has been named as a defendant in a purported class action suit filed on May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D’Allesandro & Woodyard, et al., alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the subsidiary’s homes in Fort Myers, Florida. Plaintiffs filed an amended complaint on October 19, 2007. Plaintiffs sought to represent a class of certain home purchasers in southwestern Florida and sought damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs. The Company’s subsidiary filed a Motion to Dismiss the amended complaint on December 14, 2007. Following oral argument on the Motion in September 2008, the court dismissed the amended complaint with leave for plaintiffs to amend. Plaintiffs filed a second amended complaint on October 31, 2008. The Company’s subsidiary filed a Motion to Dismiss this second amended complaint. The Court dismissed portions of the second amended complaint.  The Court dismissed additional portions of the second amended complaint on April 28, 2010.  We have had negotiations with the plaintiffs recently to settle this case.  Based on these negotiations we have accrued an immaterial amount for the potential settlement based on our assessment of the outcome.  However, our assessment of the potential outcome may differ from the ultimate resolution of this matter.

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

Based on the provisions of ASC 810-10, we have concluded that whenever we option land or lots from an entity and pay a nonrefundable deposit, a VIE is created under condition (ii) (b) and (c) of the previous paragraph. We have been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created with a significant nonrefundable option fee (we currently define significant as greater than $100,000 because we have determined that in the aggregate the VIEs related to deposits of this size or less are not material), we compute expected losses and residual returns based on the probability of future cash flows as outlined in ASC 810-10. If we are deemed to be the primary beneficiary of the VIE, we consolidate it on our balance sheet. The fair value of the VIE's inventory is reported as “Consolidated inventory not owned - variable interest entities.”

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

At October 31, 2010, all seven VIEs we were required to consolidate were as a result of our options to purchase land or lots from the selling entities. We have cash deposits to these VIEs totaling $5.4 million as of October 31, 2010. Our option deposits represent our maximum exposure to loss. The fair value of the property owned by the VIEs as of the date of consolidation was $32.7 million. Because we do not own an equity interest in any of the unaffiliated VIEs that we must consolidate pursuant to ASC 810-10, we generally have little or no control or influence over the operations of these entities or their owners. When our requests for financial information are denied by the land sellers, certain assumptions about the assets and liabilities of such entities are required. In most cases, we determine the fair value of the assets of the consolidated entities based on the remaining contractual purchase price of the land or lots we are purchasing. In these cases, it is assumed that the entities have funded the acquisition of the property with debt and the only asset recorded is the land or lots we have the option to buy with a related offset for the assumed third party financing of the variable interest entity. At October 31, 2010, the balance reported in liabilities from inventory not owned was $27.3 million. Creditors of these seven VIEs have no recourse against us.

We will continue to secure land and lots using options. Including the deposits with the seven VIEs above, at October 31, 2010, we have total cash and letters of credit deposits amounting to approximately $36.3 million to purchase land and lots with a total purchase price of $766.4 million. Not all our deposits are with VIEs. The maximum exposure to loss is limited to the deposits although some deposits are refundable at our request or refundable if certain conditions are not met.

In June 2009, the FASB issued an update to ASC 10, which amends the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity.  This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 was effective for us on November 1, 2010.  We expect the adoption of SFAS 167 to result in the deconsolidation of all VIEs currently consolidated and a reduction in the amount of consolidated inventory not owned and corresponding liabilities from inventory not owned in our consolidated financial statements, which is not expected to have a material impact on our consolidated financial statements.

19. Investments in Unconsolidated Homebuilding and Land Development Joint Ventures

We enter into homebuilding and land development joint ventures from time to time as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, managing our risk profile, leveraging our capital base and enhancing returns on capital. Our homebuilding joint ventures are generally entered into with third-party investors to develop land and construct homes that are sold directly to third-party homebuyers. Our land development joint ventures include those entered into with developers and other homebuilders as well as financial investors to develop finished lots for sale to the joint venture’s members or other third parties. The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	October 31, 2010
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$17,538	$161	$17,699
Inventories	247,790	73,864	321,654
Other assets	20,321	-	20,321
Total assets	285,649	74,025	359,674
Liabilities and equity:
Accounts payable and accrued liabilities	$19,076	$17,266	$36,342
Notes payable	159,715	36,791	196,506
Total liabilities	178,791	54,057	232,848
Equity of:
Hovnanian Enterprises, Inc.	29,208	2,510	31,718
Others	77,650	17,458	95,108
Total equity	$106,858	$19,968	$126,826
Total liabilities and equity	$285,649	$74,025	$359,674
Debt to capitalization ratio	60%	65%	61%

	October 31, 2009
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$22,502	$1,539	$24,041
Inventories	281,556	83,833	365,389
Other assets	25,889	87	25,976
Total assets	$329,947	$85,459	$415,406
Liabilities and equity:
Accounts payable and accrued liabilities	$19,236	$17,108	$36,344
Notes payable	193,567	40,051	233,618
Total liabilities	212,803	57,159	269,962
Equity of:
Hovnanian Enterprises, Inc.	32,183	9,068	41,251
Others	84,961	19,232	104,193
Total equity	117,144	28,300	145,444
Total liabilities and equity	$329,947	$85,459	$415,406
Debt to capitalization ratio	62%	59%	62%

As of October 31, 2010 and 2009, we had advances outstanding of approximately $13.5 and $11.5 million to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $38.0 million and $41.3 million at October 31, 2010 and 2009, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  Impairments of joint venture investments are recorded at fair value while impairments recorded in the joint venture are recorded when undiscounted cash flows trigger the impairment. During fiscal 2009 and 2008, we wrote down certain joint venture investments by $26.4 million and $11.3 million, respectively, based on our determination that the investment in these joint ventures has sustained an other than temporary impairment.  During fiscal 2010, we did not write-down any joint venture investments.

	October 31, 2010
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$137,073	$19,307	$156,380
Cost of sales and expenses	(135,878)	(21,260)	(157,138)
Joint venture net income (loss)	1,195	(1,953)	(758)
Our share of net income	$683	$469	$1,152

	October 31, 2009
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$117,725	$13,626	$131,351
Cost of sales and expenses	(231,751)	(18,367)	(250,118)
Joint venture net loss	(114,026)	(4,741)	(118,767)
Our share of net loss	$(24,279)	$(2,252)	$(26,531)

	October 31, 2008
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$279,815	$16,843	$296,658
Cost of sales and expenses	(366,856)	(46,072)	(412,928)
Joint venture net loss	(87,041)	(29,229)	(116,270)
Our share of net losses	$(19,630)	$(5,133)	$(24,763)

Income (loss) from unconsolidated joint ventures is reflected as a separate line in the accompanying Consolidated Statements of Operations and reflects our proportionate share of the income (loss) of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the income (loss) from these unconsolidated joint ventures disclosed in the tables above compared to the Consolidated Statements of Operations is due primarily to the write-down of our investment in joint ventures where we have determined that our investment has an other than temporary impairment.  It is also due to the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures.  Our ownership interests in the joint ventures vary but are generally less than or equal to 50%.  In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture.  In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operations and capital decisions of the partnership, including budgets in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing, however, our more recently established joint ventures have not obtained any financing, therefore all capital is equity.  Generally, the amount of such financing is targeted to be no more than 50% of the joint venture’s total assets.  However, because of impairments realized in the joint ventures the average debt to capitalization ratio of our joint ventures is currently 61%.  Financing is obtained on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a VIE under ASC 810-10 due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities. (See Note 18).

20. Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures", provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at October 31, 2010	Fair Value at October 31, 2009

Mortgage loans held for sale (1)	Level 2	$85,358	$65,786
Interest rate lock commitments	Level 2	79	254
Forward contracts	Level 2	(254)	(702)
		$85,183	$65,338

(1)  The aggregate unpaid principal balance is $84.1 million and $64.8 million at October 31, 2010 and 2009, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, which permits us to measure at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the fair value of these servicing rights is included in the Company’s loans held for sale as of October 31, 2010. Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss). The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Year Ended October 31, 2010
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$326	$(175)	$448

	Year Ended October 31, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$(414)	$(162)	$650

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the year ended October 31, 2010.  The assets measured at fair value on a nonrecurring basis are all within the Company's homebuilding operations and summarized below:

Nonfinancial Assets
(In thousands)		Year Ended
		October 31, 2010
	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$100,524	$(45,082)	$55,442
Land and land options held for future development or sale	Level 3	$152,596	$(77,411)	$75,185

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the year ended October 31, 2010, our discount rates used for the impairments recorded ranged from 17.3% to 20.3%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $122.5 million, $614.1 million and $596.0 million for the years ended October 31, 2010, 2009 and 2008, respectively.

The Financial Services segment had a pipeline of loan applications in process of $205 million at October 31, 2010.  Loans in process for which interest rates were committed to the borrowers totaled approximately $32.9 million as of October 31, 2010. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2010, the segment had open commitments amounting to $25.5 million to sell MBS with varying settlement dates through November 18, 2010.

Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customers’ deposits, mortgage loans held for sale, nonrecourse land and operating properties mortgages, letter of credit agreements and facilities, mortgage warehouse lines of credit, accrued interest, and the senior secured, senior, and senior subordinated notes payable. The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. The fair value of each of the senior secured, senior, and senior subordinated notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the senior secured, senior, and senior subordinated notes is estimated at $830.7 million, $515.6 million and $113.6 million, respectively, as of October 31, 2010 and $788.2 million, $603.5 million and $113.3 million, respectively, as of October 31, 2009. The fair value of our other financial instruments approximates their recorded values.

21. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of October 31, 2010, had issued and outstanding approximately $797.2 million of senior secured notes ($784.6 million, net of discount), $713.2 million senior notes ($711.6 million, net of discount), and $120.2 million senior subordinated notes. The senior secured notes, senior notes, and senior subordinated notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of certain of our financial service subsidiaries, joint ventures, subsidiaries holding interests in our joint ventures and our foreign subsidiary (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes, senior notes, and senior subordinated notes.

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

The following Consolidating Condensed Financial Statements present the results of operations, financial position and cash flows of (i) the Parent, (ii) the Subsidiary Issuer, (iii) the Guarantor Subsidiaries, (iv) the Nonguarantor Subsidiaries and (v) the eliminations to arrive at the information for Hovnanian Enterprises, Inc. on a consolidated basis.

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2010

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$14,498	$334,551	$1,165,877	$200,839		$$1,715,765
Financial services			4,435	97,360		101,795
Investments in and amounts due to and from consolidated subsidiaries	(330,310)	2,061,186	(2,202,568)	148,845	322,847	-
Total assets	$(315,812)	$2,395,737	$(1,032,256)	$447,044	$322,847	$1,817,560
Liabilities and equity:
Homebuilding	$1,458		$$401,567	$4,463		$$407,488
Financial services			4,271	85,514		89,785
Notes payable		1,640,144	171			1,640,315
Income taxes payable	21,298		(3,388)			17,910
Stockholders’ (deficit) equity	(338,568)	755,593	(1,434,877)	356,437	322,847	(338,568)
Non-controlling interest in consolidated joint ventures				630		630
Total liabilities and equity	$(315,812)	$2,395,737	$(1,032,256)	$447,044	$322,847	$1,817,560

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2009

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$14,752	$449,096	$1,285,699	$190,750		$$1,940,297
Financial services			5,885	78,395		84,280
Investments in and amounts due to and from consolidated subsidiaries	(308,706)	2,067,571	(1,573,827)	(209,735)	24,697	-
Total assets	$(293,954)	$2,516,667	$(282,243)	$59,410	$24,697	$2,024,577
Liabilities and equity:
Homebuilding		$$469	$454,718	$7,761		$$462,948
Financial services			5,651	64,713		70,364
Notes payable		1,777,658	121			1,777,779
Income taxes payable	55,644		6,710			62,354
Stockholders’ (deficit) equity	(349,598)	738,540	(749,443)	(13,794)	24,697	(349,598)
Non-controlling interest in consolidated joint ventures				730		730
Total liabilities and equity	$(293,954)	$2,516,667	$(282,243)	$59,410	$24,697	$2,024,577

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2010

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$20	$(350)	$1,340,887	$4,272	$(4,960)	$1,339,869
Financial services			6,353	25,620		31,973
Intercompany charges		128,383	(190,616)	(228)	62,461	-
Total revenues	20	128,033	1,156,624	29,664	57,501	1,371,842
Expenses:
Homebuilding	8,638	173,709	1,473,481	(11,332)	25,557	1,670,053
Financial services	505		5,182	17,905	(518)	23,074
Total expenses	9,143	173,709	1,478,663	6,573	25,039	1,693,127
Gain on extinguishment of debt		25,047				25,047
(Loss) income from unconsolidated joint ventures			(1,023)	1,979		956
(Loss) income before income taxes	(9,123)	(20,629)	(323,062)	25,070	32,462	(295,282)
State and federal income taxes	(309,922)		12,052			(297,870)
Equity in (loss) income from subsidiaries	(298,211)				298,211	-
Net income (loss)	$2,588	$(20,629)	$(335,114)	$25,070	$330,673	$2,588

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2009

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$19	$3,438	$1,560,198	$2,044	$(4,959)	$1,560,740
Financial services			7,743	27,807		35,550
Intercompany charges		209,599	(251,402)	(3,597)	45,400	-
Total revenues	19	213,037	1,316,539	26,254	40,441	1,596,290
Expenses:
Homebuilding	26,309	632,640	1,954,821	1,231	(11,843)	2,603,158
Financial services	639		6,570	22,635	(549)	29,295
Total expenses	26,948	632,640	1,961,391	23,866	(12,392)	2,632,453
Gain on extinguishment of debt		409,929	256			410,185
Loss from unconsolidated joint ventures			(9,782)	(36,259)		(46,041)
(Loss) income before income taxes	(26,929)	(9,674)	(654,378)	(33,871)	52,833	(672,019)
State and federal income taxes	44,693	(3,386)	50,932	(11,919)	(35,627)	44,693
Equity in (loss) income from subsidiaries	(645,090)				645,090	-
Net (loss) income	$(716,712)	$(6,288)	$(705,310)	$(21,952)	$733,550	$(716,712)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2008

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$6,131	$3,249,757	$4		$$3,255,892
Financial services			9,454	42,765		52,219
Intercompany charges		192,414	194,627		(387,041)	-
Total revenues		198,545	3,453,838	42,769	(387,041)	3,308,111
Expenses:
Homebuilding		3,918	4,592,952	26	(192,904)	4,403,992
Financial services			8,290	27,277		35,567
Total expenses		3,918	4,601,242	27,303	(192,904)	4,439,559
(Loss) income from unconsolidated joint ventures			(36,630)	30		(36,600)
(Loss) income before income taxes		194,627	(1,184,034)	15,496	(194,137)	(1,168,048)
State and federal income taxes	(43,458)	68,119	(46,313)	2,683	(24,489)	(43,458)
Equity in (loss) income from subsidiaries	(1,168,048)				1,168,048	-
Net (loss) income	$(1,124,590)	$126,508	$(1,137,721)	$12,813	$998,400	$(1,124,590)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2010

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,588	$(20,629)	$(335,114)	$25,070	$330,673	$2,588
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(24,192)	47,439	4,978	332,347	(330,673)	29,899
Net cash (used in) provided by operating activities	(21,604)	26,810	(330,136)	357,417	-	32,487
Net cash used in investing activities			(1,146)	1,130		(16)
Net cash (used in) provided by financing activities		(113,232)	3,463	17,786		(91,983)
Intercompany investing and financing activities - net	21,604	6,385	330,591	(358,580)		-
Net (decrease) increase in cash	-	(80,037)	2,772	17,753	-	(59,512)
Cash and cash equivalents balance, beginning of period	10	292,407	(15,584)	149,859		426,692
Cash and cash equivalents balance, end of period	$10	$212,370	$(12,812)	$167,612	$ -	$367,180

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2009

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(716,712)	$(6,288)	$(705,310)	$(21,952)	$733,550	$(716,712)
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(197,982)	(542,328)	2,158,974	1,870	(733,550)	686,984
Net cash (used in) provided by operating activities	(914,694)	(548,616)	1,453,664	(20,082)	-	(29,728)
Net cash (used in) investing activities			(6,310)	(13,597)		(19,907)
Net cash (used in) financing activities		(340,427)	(2,368)	(28,934)		(371,729)
Intercompany investing and financing activities - net	914,687	334,955	(1,444,620)	194,978		-
Net (decrease) increase in cash	(7)	(554,088)	366	132,365	-	(421,364)
Cash and cash equivalents balance, beginning of period	17	846,495	(15,950)	17,494		848,056
Cash and cash equivalents balance, end of period	$10	$292,407	$(15,584)	$149,859	$ -	$426,692

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2008

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,124,590)	$126,508	$(1,137,721)	$12,813	$998,400	$(1,124,590)
Adjustments to reconcile net income to net cash provided by (used in) operating activities	172,245	(121,575)	2,325,289	209,097	(998,400)	1,586,656
Net cash (used in) provided by operating activities	(952,345)	4,933	1,187,568	221,910	-	462,066
Net cash (used in) provided by investing activities			(1,672)	33		(1,639)
Net cash provided by (used in) financing activities	126,237	387,634	(56,133)	(86,342)		371,396
Intercompany investing and financing activities - net	825,999	421,935	(1,124,488)	(123,446)		-
Net (decrease) increase in cash	(109)	814,502	5,275	12,155	-	831,823
Cash and cash equivalents balance, beginning of period	126	31,993	(21,225)	5,339		16,233
Cash and cash equivalents balance, end of period	$17	$846,495	$(15,950)	$17,494	$ -	$848,056

22. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2010 and 2009, is as follows:

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2010	July 31, 2010	April 30, 2010	January 31, 2010
Revenues	$353,012	$380,600	$318,585	$319,645
Expenses	406,725	415,868	362,987	371,848
Inventory impairment loss and land option write-offs	80,588	48,959	1,186	4,966
Gain on extinguishment of debt		5,256	17,217	2,574
Income (loss) from unconsolidated joint ventures	1,809	(871)	391	(373)
Loss before income taxes	(132,492)	(79,842)	(27,980)	(54,968)
State and federal income tax (benefit) provision	(379)	(6,988)	654	(291,157)
Net (loss) income	$(132,113)	$(72,854)	$(28,634)	$236,189
Per share data:
Basic:
(Loss) income per common share	$(1.68)	$(0.92)	$(0.36)	$3.01
Weighted-average number of common shares outstanding	78,779	78,763	78,668	78,553
Assuming dilution: (Loss) income per common share	$(1.68)	$(0.92)	$(0.36)	$2.97
Weighted-average number of common shares outstanding	78,779	78,763	78,668	79,536

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2009	July 31, 2009	April 30, 2009	January 31, 2009
Revenues	$437,393	$387,114	$397,999	$373,784
Expenses	522,788	465,492	486,338	498,360
Inventory impairment loss and land option write-offs	137,970	101,130	310,194	110,181
(Loss) gain on extinguishment of debt	(17,619)	37,016	311,268	79,520
Loss from unconsolidated joint ventures	(7,821)	(5,537)	(10,094)	(22,589)
Loss before income taxes	(248,805)	(148,029)	(97,359)	(177,826)
State and federal income tax provision	1,964	20,883	21,262	584
Net loss	$(250,769)	$(168,912)	$(118,621)	$(178,410)
Per share data:
Basic and assuming dilution:
Loss per common share	$(3.21)	$(2.16)	$(1.50)	$(2.29)
Weighted average number of common shares outstanding	78,067	78,065	79,146	78,043

23.  Subsequent Events

On December 22, 2010, we entered into a joint venture agreement to acquire a portfolio of homebuilding projects.  The venture intends to design, sell, and deliver homes on the properties, which are located on approximately 400 lots across two communities in California and one community in Virginia.

We will be contributing 26% of the approximately $75 million of capital that will be invested in the joint venture.  We will manage the day-to-day operations of the venture.  If certain financial targets are met, we will receive a promoted share of the cash returns from the venture.

Hovnanian Enterprises, Inc.
Form 10-K

Exhibit 12
RATIO OF EARNINGS TO FIXED CHARGES

	Fiscal Year Ended
(Dollars In thousands)	October 31, 2010	October 31, 2009	October 31, 2008	October 31, 2007	October 31, 2006
Net income (loss)	$2,588	$(716,712)	$(1,124,590)	$(627,119)	$149,533
Add:
Federal and state (benefit) income tax provision	(297,870)	44,693	(43,458)	(19,847)	83,573
Interest expensed	182,359	200,469	176,336	141,754	111,944
Interest expensed mortgage and financing subsidiaries	1,848	1,728	3,601	6,009	7,767
Distributions of earnings of unconsolidated joint ventures, net of income (loss) from unconsolidated joint ventures	1,295	50,134	44,061	32,221	(347)
Amortization of bond prepaid expenses	3,310	14,300	7,847	2,151	2,089
Amortization of bond discounts	1,741	1,179	821	1,084	1,039
Total (loss) earnings	$(104,729)	$(404,209)	$(935,382)	$(463,747)	$355,598
Fixed Charges:
Interest incurred	$154,307	$194,702	$190,801	$194,547	$166,427
Interest incurred mortgage and financing subsidiaries	1,848	1,728	3,601	6,009	7,767
Amortization of bond prepaid expenses	3,310	14,300	7,847	2,151	2,089
Amortization of bond discounts	1,741	1,179	821	1,084	1,039
Interest included in rent expense (a)	7,914	12,206	15,036	17,014	16,170
Total fixed charges	$169,120	$224,115	$218,106	$220,805	$193,492
Ratio of earnings to fixed charges	(b)	(b)	(b)	(b)	1.8

RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

	Fiscal Year Ended
(Dollars In thousands)	October 31, 2010	October 31, 2009	October 31, 2008	October 31, 2007	October 31, 2006
Total (loss) earnings – above	$(104,729)	$(404,209)	$(935,382)	$(463,747)	$355,598
Total fixed charges – above	$169,120	$224,115	$218,106	$220,805	$193,492
Preferred stock dividends (adjusted to pretax dollars)				11,012	16,641
Combined fixed charges and preferred stock dividends	$169,120	$224,115	$218,106	$231,817	$210,133
Ratio of earnings to combined fixed charges and preferred stock dividends	(c)	(c)	(c)	(c)	1.7

(a)	Management has determined the interest component of rent expense to be 33%.
(b)
Earnings for the year ended October 31, 2010, 2009, 2008 and 2007 were insufficient to cover fixed charges for such period by $273.8 million, $628.3 million, $1,153.5 million and $684.6 million, respectively.

(c)
Earnings for the year ended October 31, 2010, 2009, 2008 and 2007 were insufficient to cover fixed charges and  preferred stock dividends for such period by $273.8 million, $628.3 million, $1,153.5 million and $695.6 million, respectively.

Due to restrictions in our indentures on our senior, senior secured, and senior subordinated notes, we are currently prohibited from paying dividends on our preferred stock and did not make any dividend payments in fiscal 2010, 2009 and  2008.  In fiscal 2007 and 2006, we paid $10.7 million of dividends on our preferred stock.

Exhibit 23 (a)

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the following Registration Statements of our reports dated December 22, 2010, relating to the consolidated financial statements of Hovnanian Enterprises, Inc. and subsidiaries, and the effectiveness of Hovnanian Enterprises, Inc.’s internal control over financial reporting appearing in this Annual Report on Form 10-K of Hovnanian Enterprises, Inc. for the year ended October 31, 2010.

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
December 22, 2010

Exhibit 23 (b)

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the following Registration Statements:

1.
Registration Statements (Form S-8 No. 333-113758, Form S-8 No. 333-106756 and Form S-8 No. 333-92977) pertaining to the Amended and Restated 2008 Stock Incentive Plan (which superseded and replaced the 1999 Stock Incentive Plan), and Senior Executive Short-Term Incentive Plan, as amended and restated, of Hovnanian Enterprises, Inc.,

2.	Registration Statement (Form S-8 No. 333-56972, Form S-8 No. 033-36098 and Form S-8 No. 002-92773) pertaining to the 1983 Stock Option Plan as amended and restated of Hovnanian Enterprises Inc.,

3.	Registration Statement (Form S-8 No. 333-56640) pertaining to the Employee Stock Option Plan of Washington Homes,

of our report dated December 23, 2008, with respect to the consolidated financial statements of Hovnanian Enterprises, Inc. included in this Annual Report (Form 10-K) for the year ended October 31, 2010.

/s/Ernst & Young, LLP

New York, New York
December 22, 2010