Form 10-K/A
HOVNANIAN ENTERPRISES INC
filed 2011-01-25
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended OCTOBER 31, 2010

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8551

Hovnanian Enterprises, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1851059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
110 West Front Street, P.O. Box 500, Red Bank, N.J.	07701
(Address of Principal Executive Offices)	(Zip Code)

732-747-7800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Depositary Shares, each representing 1/1,000th of a share of 7.625% Series A Preferred Stock	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐    Accelerated Filer  ☑   NonAccelerated Filer ☐   Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $362,745,140.

As of the close of business on January 18, 2011, there were outstanding 63,494,586 shares of the Registrant’s Class A Common Stock and 14,564,421 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:
None

FORM 10-K/A
(AMENDMENT NO. 1)
TABLE OF CONTENTS

Item		Page
	PART I	5
1	Business	5
1A	Risk Factors	12
1B	Unresolved Staff Comments	20
2	Properties	20
3	Legal Proceedings	20
4	[Removed and Reserved]	21
	Executive Officers of the Registrant	21
	PART II	21
5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	21
6	Selected Consolidated Financial Data	22
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
7A	Quantitative and Qualitative Disclosures About Market Risk	49
8	Financial Statements and Supplementary Data	49
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
9A	Controls and Procedures	50
9B	Other Information	52
	PART III	52
10	Directors, Executive Officers and Corporate Governance	52
11	Executive Compensation	55
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
13	Certain Relationships and Related Transactions, and Director Independence	88
14	Principal Accountant Fees and Services	89
	PART IV	91
15	Exhibits and Financial Statement Schedules	91
	Signatures	95

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Annual Report on Form 10-K of Hovnanian Enterprises, Inc. (the “Company”, “we”. “us” or “our”) for the fiscal year ended October 31, 2010, originally filed on December 22, 2010 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing in connection with our Registration Statement on Form S-3 (File No. 333-171349). The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.   The Company’s Annual Meeting of Shareholders (the “Annual Meeting”) remains scheduled for March 15, 2011.

This Amendment also includes an adjustment to assets for the Northeast and Mid-Atlantic segments as of October 31, 2010 shown in Note 10 of the Original Filing in the Notes to Consolidated Financial Statements to correct a misclassification between those two segments.  We believe the correction is not material to our previously issued consolidated financial statements.  The adjustment to assets for the Northeast and Mid-Atlantic segments has no impact on our consolidated balance sheets as of October 31, 2010 and 2009, or consolidated statements of operations and related income (loss) per common share amounts, consolidated statements of cash flows or consolidated statements of equity for the years ended October 31, 2010, 2009 and 2008.  See Note 10 in the Notes to Consolidated Financial Statements in this Amendment for further information relating to this adjustment.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Our corporate offices are located at 110 West Front Street, P.O. Box 500, Red Bank, New Jersey 07701, our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information on our web site is not a part of this Form 10-K/A. We make available through our web site our annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of the Company’s Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request.

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

ITEM 1A
RISK FACTORS

You should carefully consider the following risks in addition to the other information included in this Form 10-K/A.

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

Weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can harm the local homebuilding business. Our business in Florida was adversely affected in late 2005 and into 2006 due to the effect of Hurricane Wilma on materials and labor availability and pricing. Conversely, Hurricane Ike, which hit Houston in September 2008, did not have an affect on materials and labor availability or pricing, but did affect the volume of home sales in subsequent weeks.

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

Our quarterly operating results generally fluctuate by season. Historically, a large percentage of our agreements of sale have been entered into in the winter and spring. The construction of a customer’s home typically begins after signing the agreement of sale and can take 12 months or more to complete. Weather-related problems, typically in the fall, late winter and early spring, can delay starts or closings and increase costs and thus reduce profitability. In addition, delays in opening communities could have an adverse effect on our sales and revenues. Due to these factors, our quarterly operating results will likely continue to fluctuate.

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

In August 2008, we announced that the Board adopted a shareholder rights plan designed to preserve shareholder value and the value of certain tax assets primarily associated with net loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code and on December 5, 2008, our stockholders approved the Board's decision to adopt the shareholder rights plan.  In addition, on December 5, 2008, our stockholders approved an amendment to our Amended Certificate of Incorporation (the “Certificate of Incorporation”) to restrict certain transfers of Class A common stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. See Note 3 to the Consolidated Financial Statements for further details.

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

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data and should be read in conjunction with the financial statements included elsewhere in this Form 10-K/A. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K/A.

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

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market specific conditions that may impact our estimates for a community include:

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

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K/A.  There have been no accounting pronouncements that have been issued but not yet implemented that we believe will materially impact our financial statements.

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

Safe Harbor Statement

All statements in this Form 10-K/A that are not historical facts should be considered as “Forward Looking Statements” within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward  looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

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

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in this Form 10-K/A. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this Form 10-K/A.

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

-Active.12254502.6

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

-Active.12254502.6

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2010 of the Company and our report dated January 25, 2011 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

Parsippany, NJ
January 25, 2011

-Active.12254502.6

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors of the Registrant

The Company’s directors are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table. Each director holds office until the Company’s next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified.

Name	Age	Company Affiliation	Year First Became a Director
Ara K. Hovnanian	53	President, Chief Executive Officer, Chairman of the Board & Director	1981
Robert B. Coutts	60	Director	2006
Edward A. Kangas	66	Director	2002
Joseph A. Marengi	57	Director	2006
John J. Robbins	71	Director	2001
J. Larry Sorsby	55	Executive Vice President, Chief Financial Officer & Director	1997
Stephen D. Weinroth	72	Director	1982

Composition and Qualifications

The Board of Directors seeks to ensure that the Board of Directors is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board of Directors to satisfy its oversight responsibilities effectively. A slate of Directors to be nominated for election at the annual shareholders’ meeting each year is approved by the Board of Directors after recommendation by the Corporate Governance and Nominating Committee (the “Corporate Governance and Nominating Committee”). In the case of a vacancy on the Board of Directors (other than one resulting from removal by shareholders), the Board of Directors approves a Director to fill the vacancy following the recommendation of a candidate by the Chairman of the Board. In identifying candidates for Director, the Corporate Governance and Nominating Committee and the Board of Directors take into account (1) the comments and recommendations of board members regarding the qualifications and effectiveness of the existing Board or Directors or additional qualifications that may be required when selecting new board members that may be made in connection with annual assessments prepared by each Director of the effectiveness of the Board of Directors and of each committee of the Board of Directors on which he serves, (2) the requisite expertise and sufficiently diverse backgrounds of the Board of Directors’ overall membership composition, (3) the independence of outside Directors and other possible conflicts of interest of existing and potential members of the Board of Directors and (4) all other factors it considers appropriate. Although the Company has no formal policy regarding diversity, the charter of the Corporate Governance and Nominating Committee includes a statement that it and the Board of Directors believe that diversity is an important component of a board of directors, including such factors as background, skills, experience, expertise, gender, race and culture. As mentioned above, the Corporate Governance and Nominating Committee and the Board include diversity as one of several criteria that they consider in connection with selecting candidates for the Board. The Board seeks to ensure that the Board is composed of members whose particular background, expertise, qualifications, attributes and skills, when taken together, allow the Board to satisfy its oversight responsibilities effectively.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Corporate Governance and Nominating Committee and the Board of Directors focused primarily on the information discussed in each of the Directors’ individual biographies set forth below. In particular, with regard to Mr. Coutts, the Board of Directors considered his strong background in the manufacturing sector, believing that his experience with a large multinational corporation engaged in the manufacture of complicated products is invaluable in evaluating the multiple integrated processes in the homebuilding business and also valuable in performance management and other aspects of the Company. With regard to Mr. Kangas, the Board of Directors considered his significant experience, expertise and background with regard to accounting matters, including the broad perspective brought by his experience in consulting to clients in many diverse industries. With regard to Mr. Robbins, the Board of Directors considered his significant experience, expertise and background with regard to accounting matters, which includes specialization in homebuilding companies. With regard to Mr. Marengi, the Board of Directors considered his strong background in the technology sector, because new technologies and their cost and benefit analyses are important factors in the success of the Company. With regard to Mr. Weinroth, the Board of Directors considered his many years of experience in the investment banking field, which are very valuable to the Company as it continues to evaluate its debt profile and capital structure and various financing and refinancing alternatives. With regard to Mr. Hovnanian, our Chief Executive Officer and Chairman of the Board, the Board of Directors considered his more than thirty years of experience with the Company. With regard to Mr. Sorsby, our Chief Financial Officer, the Board of Directors considered his more than twenty years of experience with the Company.

Biographies

Mr. Hovnanian has been Chief Executive Officer since July 1997 after being appointed President in 1988 and Executive Vice President in 1983. Mr. Hovnanian joined the Company in 1979 and has been a Director of the Company since 1981 and was Vice Chairman from 1998 through November 2009. In November 2009, he was elected Chairman of the Board following the death of Kevork S. Hovnanian, the chairman and founder of the Company and the father of Mr. Hovnanian.

Mr. Coutts retired from the position of Executive Vice President of Lockheed Martin Corporation (NYSE), which he held from 2000 to 2008. Mr. Coutts was President and COO of the former Electronics Sector of Lockheed Martin. He was elected an officer by the Board of Lockheed Martin in December 1996. Mr. Coutts held management positions with General Electric Corporation (NYSE) from 1972-1993, and was with GE Aerospace when it became part of Lockheed Martin in 1993. Mr. Coutts is the retired Chairman of Sandia Corporation, a subsidiary of Lockheed Martin Corp., and is on the Board of Directors of Stanley Black and Decker (NYSE) and is the Chairman of the Governance and Nominating Committee, as well as the Pall Corporation (PLL), and is also a member of the Board of Overseers, College of Engineering, Tufts University. He was elected Director of Hovnanian Enterprises, Inc. in March 2006 and is a member of the Company’s Compensation Committee.

Mr. Kangas was Chairman and Chief Executive Officer of Deloitte Touche Tohmatsu from December 1989 to May 2000, when he retired. He also serves on the Boards of United Technologies Corp. (NYSE), AllScripts, Inc. (NASDAQ), Tenet Healthcare Corporation, Inc. (NYSE), and Intuit, Inc. (NASDAQ). He was on the Board of Electronic Data Systems, Inc. (NYSE) from 2004 to 2008. Mr. Kangas is the past Chairman of the Board of the National Multiple Sclerosis Society. Mr. Kangas was elected as a Director of Hovnanian Enterprises, Inc. in September 2002, is Chairman of the Company’s Audit Committee and a member of the Company’s Compensation Committee and Corporate Governance and Nominating Committee.

Mr. Marengi, since July 2007, serves as a Venture Partner for Austin Ventures. Prior to that date, Mr. Marengi served as senior vice president for Dell Inc.’s (NASDAQ) Commercial Business Group. In this role, Mr. Marengi was responsible for the Dell units serving medium business, large corporate, government, education and healthcare customers in the United States. Mr. Marengi joined Dell in July 1997 from Novell Inc. (NASDAQ), where he was president and chief operating officer. He joined Novell in 1989 and moved through successive promotions to become executive vice president of worldwide sales and field operations. He is also an outside Director for Quantum Corporation (NYSE) and is a member of the Compensation Committee and serves as Chairman of the Board for Entorian Technologies, Inc. (NASDAQ). Mr. Marengi was elected Director of Hovnanian Enterprises, Inc. in March 2006 and is member of the Company’s Corporate Governance and Nominating Committee.

Mr. Robbins was a managing partner of the New York office of Kenneth Leventhal & Company and executive committee partner, retiring from the firm in 1992. He was made a partner of Kenneth Leventhal & Company in 1973. Mr. Robbins was a Trustee of Keene Creditors Trust from 1996 until July 2009. He was Director and the Chairman of the Audit Committee of Raytech Corporation from May 2003 until March 2007, and was a Director and Chairman of the Audit Committee of Texas Petrochemicals Inc. from May 2006 until December 2009. Mr. Robbins was elected as a Director of Hovnanian Enterprises, Inc. in January 2001, and is a member of the Company’s Audit Committee.

Mr. Sorsby has been Chief Financial Officer of Hovnanian Enterprises, Inc. since 1996, and Executive Vice President since November 2000. Mr. Sorsby was also Senior Vice President from March 1991 to November 2000 and was elected as a Director of the Company in 1997.

Mr. Weinroth is a partner in Coral Reef Capital Partners, a private equity fund and was, from 2003 until mid-2008, Managing Member of Hudson Capital Advisors, LLC, a private equity and merchant banking firm. From 1989 to 2003, he served as co-Chairman and head of the Investment Committee at First Britannia Mezzanine N.V., a European private investment firm. He is Chairman of the Board Emeritus of Core Laboratories, N.V. (NYSE), a global oil field service company where he had previously been Chairman of the Board from 1994 to 2001. He was Vice Chair of the Central Asian American Enterprise Fund to which he was appointed by the President of the United States, and is Chairman of its successor, the US Central Asia Education Foundation. He has been Chairman of four NYSE listed companies and chief executive of three of them. He is also a Trustee and the immediate past Chairman of The Joyce Theatre Foundation Inc., a Trustee of the Paul Taylor Dance Foundation, as well as a recently retired Trustee of the Horace Mann School. Mr. Weinroth has been a Director of Hovnanian Enterprises, Inc. since 1982, is a member of the Company’s Audit Committee, and Chairman of the Company’s Compensation Committee and Corporate Governance and Nominating Committee.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table, except for Messrs. Hovnanian and Sorsby, whose information is presented above under “Directors of the Registrant”. Each executive officer holds such office for a one-year term.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company’s executive officers, directors, persons who own more than 10% of a registered class of the Company’s equity securities and certain entities associated with the foregoing (“Reporting Persons”) to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). These Reporting Persons are required by SEC rules to furnish the Company with copies of all Forms 3, 4 and 5, and amendments thereto, that they file with the SEC.

Based solely on the Company’s review of copies of the forms and amendments of forms it has received and written representations from the Company’s officers and directors, the Company believes that, with respect to the fiscal year ended October 31, 2010, all the Reporting Persons complied with all applicable filing requirements.

Code of Ethics and Corporate Governance Guidelines

We have adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, controller, and all other associates of the Company, including its directors and other officers. We have posted the text of this Code of Ethics on our web site at www.khov.com under “Investor Relations/Corporate Governance”. We have also adopted Corporate Governance Guidelines and posted them on our web site at www.khov.com under “Investor Relations/Corporate Governance”. A printed copy of the Code of Ethics and Guidelines is also available to the public at no charge by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800. We will post amendments to or waivers from our Code of Ethics that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (the “NYSE”) on our web site at www.khov.com under “Investor Relations/Corporate Governance.”

The Audit Committee

Messrs. Kangas, as Chairman, Robbins and Weinroth are the members of the Audit Committee of the Board of Directors (the “Audit Committee”). The Company’s Board of Directors has determined that each member of the Audit Committee is independent as required by both the rules of the NYSE and regulations of the SEC, and an “audit committee financial expert” in accordance with SEC regulations. With regard to Mr. Kangas, the Board of Directors considered his significant experience, expertise and background with regard to accounting matters, including the broad perspective brought by his experience in consulting to clients in many diverse industries. With regard to Mr. Robbins, the Board of Directors considered his significant experience, expertise and background with regard to accounting matters, which includes specialization in homebuilding companies. With regard to Mr. Weinroth, the Board of Directors considered his many years of experience as a Managing Member or partner in several merchant and investment banking companies, which are very valuable to the Company as it continues to evaluate its debt profile and capital structure and various financing and refinancing alternatives.

Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee Charters

We have adopted charters that apply to the Company’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. We have posted the text of these charters on our web site at www.khov.com under “Investor Relations/Corporate Governance.” A printed copy of each charter is available at no charge to any shareholder who requests it by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800.

ITEM 11

EXECUTIVE COMPENSATION

The Compensation Committee

The Compensation Committee (which is sometimes referred to herein as the “Compensation Committee” or the “Committee”) is the principal overseer of the Company’s various policies and procedures related to executive compensation. The Committee meets at least three times a year to discuss industry trends with regard to overall compensation issues and consults with outside compensation consultants as needed. The Committee is governed by its Charter which is available on the Company’s public website (www.khov.com).

Areas of Responsibility

The Committee, in conjunction with the Board of Directors and with management’s input, shapes the Company’s executive compensation philosophy and objectives. In particular, the Committee is charged with:

•
Reviewing, at least annually, the salaries, bonuses and other forms of compensation, including stock option grants, for the Company’s senior executives (which include the Chairman of the Board, President and Chief Executive Officer (the "CEO"), the Executive Vice President and Chief Financial Officer (the “CFO”), the Chief Operating Officer (the “COO”) and the other named executive officers (“NEOs”) for whom compensation is reported in the tables below);

•	Reviewing, at least annually, compensation paid to the Company’s non-employee Directors;

•	Participating in the review of compensation of other key employees of the Company as may be directed by the Board of Directors or by management;

•
Periodically reviewing the Company’s policies and procedures pertaining to the Company’s equity award plans and forms of equity grants to all employees and non-employee Directors, employee benefit plans (for example, the 401(k) plan and deferred compensation plans), the Chief Executive Officer’s severance agreement, executive perquisites, and forms of equity grants to all employees and non-employee directors;

•	Fostering good corporate governance practices as they relate to executive compensation; and

•
Reviewing, at least annually, as part of the Board's responsibilities, the Company's compensation program to assess whether there are any compensation risks that are reasonably likely to result in a material adverse effect on the Company.

These areas of responsibilities are discussed in more detail below under “Compensation Discussion and Analysis.” During the fiscal year ended October 31, 2010, the members of the Committee were all independent, non-employee Directors.

Compensation Review Process for the Named Executive Officers

The Committee, in conjunction with the Board of Directors and with management’s input, is responsible for making decisions related to the overall compensation of the NEOs.

At least annually, the Committee establishes objective financial measures for determining bonus awards to the NEOs. The Committee also considers salary, employee benefits and discretionary bonus awards, if any, for the NEOs.

In determining overall compensation for the NEOs, the Committee may consult with other members of the Board of Directors, including the CEO and the CFO. These individuals often provide the Committee with insight on the overall performance of executives, including the achievement of personal objectives, if any, rather than relying solely on the Company’s financial performance measures in determining their compensation. The Committee also engages an outside compensation specialist related to various compensation issues.

Outside Compensation Consultant

Since October 2003, the Committee has engaged Pearl Meyer & Partners (“PM&P”) as the Committee’s independent outside compensation consultant to provide services related to executive and non-employee Director compensation. PM&P does not provide any other services to the Company unless approved by the Committee and no such services were provided in fiscal 2010. In fiscal 2010, PM&P assisted the Committee with its review and design of the Company’s annual bonus and long-term incentive plans for the NEOs in order to reflect modifications and realignment of priorities in the Company’s objectives due to declining market conditions in the homebuilding industry. The analysis also included a review of the compensation of chief executive officers and chief financial officers among the Company’s peer group of 11 publicly-traded homebuilding companies (the “Peer Group”). See “Peer Group Considerations” in the Compensation Discussion and Analysis below for a list of the companies in the Company’s Peer Group.

The Committee’s primary objective in engaging PM&P is to obtain advice and feedback related to maintaining programs that provide compensation opportunities for executives within the median range of the competitive homebuilder Peer Group for comparable financial performance. The Committee may also instruct PM&P to provide assistance in fostering an overall compensation program that aligns with its compensation philosophy to guide, motivate, retain and reward its executives for the achievement of the Company’s financial performance, strategic initiatives and individual goals, including increased long-term shareholder value in the context of a challenging business environment. The Company also periodically participates in a homebuilding industry group executive compensation survey that is conducted by PM&P and which provides valuable information to the Committee in assessing its competitive pay levels. An abbreviated edition of the homebuilding industry survey was conducted by PM&P during fiscal 2010 at no charge to any participants, including the Company.

The Committee weighs the information gathered from PM&P and the members of the Board and management it has consulted in conjunction with its review of other information it considers relevant when making decisions or making recommendations to the full Board regarding executive compensation.

Board Communication

The Company’s Board of Directors is updated at least quarterly of any compensation decisions or recommendations made by the Committee and the Committee requests feedback from the Board of Directors regarding specific compensation issues as it deems necessary.

Risk Assessment

By design, our compensation program for executive officers does not incentivize excessive risk-taking. Our base salary component of compensation does not encourage risk-taking because it is a fixed amount. The remaining elements of executive officer compensation have the following risk-limiting characteristics:

•	We do not provide guaranteed bonuses, nor have we awarded excessively large equity grants with unlimited upside but no downside risk;

•	In recent years when ROACE (as defined below) bonuses were not attainable, bonuses based on net debt have been capped based on specific dollar amounts;

•	We maintain a balanced portfolio between long-term and short-term; fixed and variable; and cash and equity in our compensation program;

•	A variety of performance measures are used in our short-term and long-term incentive plans;

•	We do not provide lucrative severance packages or any supplemental pension plans;

•
A large portion of our compensation program is tied to long-term and sustained company performance, and our Long-Term Incentive Plan grant requires a two-year holding period even after awards are earned after a three-year performance period;

•	Our incentive plans are not tied to formulas that could focus executives on specific short-term outcomes to the detriment of long-term results;

•	The Committee reserves the right to apply negative discretion to bonus amounts calculated under the bonus formulas;

•	Our CEO and CFO are subject to our stock ownership and holding guidelines, discussed below in “Compensation Discussion and Analysis”; and

•	Our compensation programs do not provide high or inappropriate pay opportunities compared to our Peer Group.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis provided below with the Company’s management. Based on its review, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A for the year ended October 31, 2010.

COMPENSATION COMMITTEE

Stephen D. Weinroth, Chair
Robert B. Coutts
Edward A. Kangas

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended October 31, 2010, the members of the Committee were Messrs. Weinroth, Kangas, and Coutts. Each of Messrs. Weinroth, Kangas, and Coutts are non-employee Directors and were never officers or employees of the Company or any of its subsidiaries.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Best Practices

•
Pay-for-Performance: The Committee ties increases or decreases in overall compensation with the overall financial performance of the Company. During fiscal years when the Company’s profitability has been higher, total compensation has been higher. During more recent years when the Company’s performance has been lower due in part to the economic downturn and recession particularly in the housing industry, the overall compensation has been lower than during profitable periods. The Committee seeks to motivate management to achieve enhanced financial performance of the Company through bonus plans that reward higher performance with increased bonus opportunities. In its selection of metrics to measure bonus achievement, the Committee has selected metrics to correspond to the financial needs of the Company during the relevant period. During periods of profitability, the bonus metrics were focused on profitability and return on shareholder’s equity measures. During recent periods when there was little or no likelihood of profits, bonus metrics were focused on opportunities that would reduce the Company’s debt obligations that would enable the Company to weather the difficult economic conditions and return to profitability.

•
Emphasis on Long-Term Value Creation and Retention: The Committee attempts to align the interests of management with the long-term interests of the shareholders through the granting of a significant portion of the total compensation in the form of stock options that increase in value as the Company’s financial performance improves. The Committee also seeks to retain management through the utilization of compensation methods that require executives to be employed through various vesting periods in order to receive the full financial benefits of stock option grants that vest over multiple years, deferred shares as part of an annual bonus and the recently adopted Long Term Incentive Plan.

•
Reduction in Dilution: In recent years, the Committee also focused on reducing the dilution of shareholder value by not returning 2,528,251 cancelled stock options to the pool of shares available for stock options in the Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan (the "Stock Incentive Plan").

•
Maintaining Appropriate Peer Group: In constructing the Peer Group, the Committee selected those companies that compete directly with the Company in the homebuilding industry, are of comparable size in operations to the Company and are generally in the markets where we compete. The Committee reviews the composition of the Peer Group on an annual basis and makes adjustments, if needed. For example, in fiscal 2010, the Committee determined that Meritage Homes Corporation should be added to the Peer Group. The Committee reviews the compensation of the Peer Group companies and seeks to award total compensation opportunity near the median of the Peer Group.

•
No Employment Agreements, Excise Tax Gross-Ups, SERPs or Defined Benefit Plans: The Company does not maintain employment agreements that provide contractual rights to employees upon termination of employment (other than upon death or disability), and it does not provide excise tax gross -ups, supplemental executive retirement plans or pension plans for NEOs.

•
Maintenance and Enforcement of Stock Ownership Guidelines: The Board has established stock ownership guideline’s requiring the CEO and CFO to maintain minimum levels of stock ownership as described in this Compensation Discussion and Analysis.

•
Perquisites: The Committee has provided NEOs only a few perquisites in addition to typical medical, dental and life insurance benefits. The Company limits reimbursement for country club dues and personal income tax preparation to the CEO. In addition, perquisites are not grossed up for personal income taxes.

Overall Compensation Decisions

•
Base Salaries: Three of the four NEOs who were also NEOs for fiscal 2009 received no base salary increase in fiscal 2010. Our newly appointed COO, upon his promotion at the end of the first quarter of fiscal 2010, received a base salary increase to compensate him for his elevated set of responsibilities. In addition, based on a review of external Peer Group data, our CFO received a base salary increase in fiscal 2010, which was intended to bring him to the median level of the Peer Group.

•	Annual Bonuses: Consistent with achievement of specified financial and personal objectives, fiscal 2010 bonuses were paid out to all NEOs.

•	Discretionary Bonuses: None were made in fiscal 2010 to any NEO while he was an executive officer.

•
Long Term Awards, including stock options and participation in the 2011-2013 LTIP: Grants made to NEOs for fiscal 2010 fell considerably below median Peer Group long-term incentive compensation levels, including the target value of the Long-Term Incentive Program annualized to the end of its three-year performance period.

Compensation Philosophy and Objectives

The Compensation Committee, in conjunction with the Board of Directors and with senior management, has been instrumental in shaping the Company’s compensation philosophy and objectives because of its responsibilities and oversight of the Company’s various policies and procedures concerning executive compensation.

The six primary objectives that the Committee considered in making compensation decisions are discussed below. In making compensation-related decisions, the Committee also considered its role in promoting good corporate governance practices.

Primary Objectives for the Compensation Program

The Company’s primary objectives for compensating its executives are as follows:

1.	To fairly compensate its executives in a manner that is appropriate with respect to their performance, level of responsibilities, abilities and skills;

2.	To offer compensation that guides, motivates, retains and rewards its executives for the achievement of the Company’s financial performance, strategic initiatives and individual goals;

3.	To align the executive’s interests with the interests of the shareholders;

4.
To maintain competitive pay opportunities for its executives so that it retains its talent pool and, at the same time, has the ability to attract new and highly-qualified individuals to join the organization as it grows or in the event of succession or replacement of an executive;

5.	To safeguard that the reward system is appropriately designed in the context of a challenging business environment; and

6.	To ensure that compensation plans do not incentivize a level of risk that is reasonably likely to have a material adverse effect on the Company.

Tailored Compensation

Consistent with these objectives, the Company’s compensation philosophy also takes into consideration the very unique roles played by each of the NEOs for whom compensation is reported in the tables below, and seeks to individually tailor their compensation packages to align their pay mix and pay levels with their contributions to, and positions within, the Company. For example:

•
CEO: The compensation package of the CEO, Mr. Ara K. Hovnanian, differs from that of the other NEOs due to his unique role and elevated set of responsibilities. Because the CEO makes executive decisions that influence the direction, stability and profitability of the Company, his overall compensation is intended to strongly align with objective financial measures of the Company.

•
CFO: The Committee recognizes that the role of the CFO, Mr. J. Larry Sorsby, similar to the CEO, is important in influencing the direction, stability and profitability of the Company. Therefore, a significant portion of the CFO’s overall compensation is also aligned with objective financial measures of the Company. Since fiscal 2008, Mr. Sorsby’s role and contributions as CFO have intensified significantly as a result of the downturn in the homebuilding industry and the Company’s focus on debt reduction and other actions taken to proactively access the capital markets and restructure the balance sheet for future profitability, and his compensation, like that of the CEO, is intended to align with debt reduction and ensuring adequate liquidity.

•
COO: The compensation package of the COO, Mr. Thomas J. Pellerito, differs from that of the CEO and CFO to reflect the impact and influence he has on the operational results of the Company’s homebuilding business. His overall compensation is focused on standardizing best practices among the Company’s operational units to improve its products and services, gain efficiencies, reduce costs and improve profitability.

•
Other NEOs: The Company’s Senior Vice President – Chief Accounting Officer, Mr. Paul W. Buchanan, and Senior Vice President – General Counsel, Mr. Peter S. Reinhart, have, as result of their respective positions, less direct influence on the Company’s strategic and operational decisions. Therefore, overall compensation levels for these NEOs reflects both objective financial measures of the Company and the attainment of personal objectives (as determined by the CFO and the CEO, who may consult with other members of senior management). The Committee periodically reviews the compensation for these two executives relative to the Peer Group and broad-based compensation survey data, with consideration of internal pay relationships in years when market benchmarking is not conducted. The Committee does not consider the specific participants in the broad-based compensation survey data to be a material factor in its review. The Committee believes that a review of market data periodically (but not necessarily every year) is sufficient for these positions based on their roles and historical compensation levels. In fiscal 2010, internal pay relationships and the Committee’s evaluation of each individual’s performance contributions served as the primary considerations for these two executives because the Committee maintained the base salary, annual bonus opportunity and stock option grants for these individuals at levels similar to or less than the past two years.

Variable Incentive Compensation and Discretionary Awards

The Company’s compensation philosophy emphasizes variable incentive compensation elements (bonus and long-term incentives) that reflect the Company’s financial and stock performance. For executives who report to the CEO or CFO, the variable compensation elements also include personal performance objectives. For all executive officers, the Committee retains the flexibility to adjust incentive awards downward or to consider discretionary bonus awards. Discretionary awards may be appropriate, for example, to reward progress toward strategic objectives or to reflect strong leadership while addressing industry-wide market conditions or to serve as a retention bonus for valued executives.

Peer Group Considerations

As context for setting the compensation levels for the CEO, CFO and COO in fiscal 2010, the Committee considered the compensation levels and practices of its Peer Group companies. The Company’s Peer Group includes the following 11 publicly-traded homebuilding companies: (1) Beazer Homes USA, Inc.; (2) D.R. Horton, Inc.; (3) KB Home; (4) Lennar Corporation; (5) M.D.C. Holdings, Inc.; (6) Meritage Homes Corporation; (7) NVR, Inc.; (8) Pulte Homes, Inc.; (9) Ryland Group, Inc.; (10) The Standard Pacific Corp.; and (11) Toll Brothers, Inc. The companies in the Peer Group were selected by the Committee, in consultation with PM&P, because of their comparable business profile. In particular, the Company’s revenue size relative to the Peer Group and the presence of the Peer Group companies in the Company’s markets were considered the most relevant measure for selection of peer companies within the homebuilding industry. In January 2010, Centex Corporation was removed from the Peer Group due to its merger with Pulte Homes, Inc. and Meritage Homes Corporation was added to the Peer Group as the next closest comparator company. The Committee and PM&P will continue to review the appropriateness of the Peer Group composition. For the other NEOs, the Committee places equal or greater weight on its consideration of internal pay equity, an evaluation of individual performance contributions and other factors described in detail below.

Market Conditions Considerations

In determining overall compensation for all the NEOs, the Committee also takes into account leadership abilities and risk management contributions, which are especially critical during difficult market conditions.

During fiscal 2010, the homebuilding industry continued to be impacted by a lack of consumer confidence, increasing home foreclosure rates, large supplies of resale and new home inventories, and more restrictive lending standards for homebuyers. The result has been continued weak demand for new homes, slower sales, higher than normal cancellation rates, and increased price discounts and other sales incentives to attract homebuyers.

The heightened importance of cash flow and liquidity, as well as the Company’s budget cuts and downsizing, were considered by the Committee in making executive compensation decisions for fiscal 2010. As a result, the fiscal 2010 annual bonus formulas of the CEO and CFO continued to place a heavier focus on cash flow and liquidity. While the salary of the CEO remained the same as fiscal 2009, the CFO’s salary was increased to align with the Peer Group, as discussed in more detail below. At the end of the first quarter of fiscal 2010, the Company appointed Mr. Pellerito as COO and increased his salary consistent with his increased responsibilities. The salaries of the Chief Accounting Officer and General Counsel did not increase from the prior fiscal year and their fiscal 2010 bonus formulas remained the same as fiscal 2009, including payouts made entirely in cash for all NEOs.

The Committee established these compensation levels taking into consideration competitive market pressures, both within and outside of the homebuilding industry, and the strength of leadership required in this challenging business environment.

Fiscal Year 2010 Compensation Elements and Compensation Mix

Compensation Elements at a Glance

There are five main compensation elements that support the Company’s compensation objectives, each of which is discussed in detail below.

1.	Base salaries;

2.	Annual bonuses;

3.	Stock grants (for example, stock options and restricted stock unit awards);

4.	Long-Term Incentive Plan (defined below) (payable in both cash and stock); and

5.	Various employee benefits, including limited perquisites.

Compensation Mix

Fixed vs. Variable Compensation. A significant portion of executives’ “Total Direct Compensation” (which includes base salary, bonuses and stock grants) opportunity is attributed to variable compensation – that is, the ultimately realized compensation is dependent on either individual or Company performance. Of the elements of Total Direct Compensation, base salary is fixed compensation, while bonuses and stock grants are variable compensation. Bonuses for the CEO and the CFO were based upon objective formulas tied to financial performance goals that include the Company’s (a) ROACE and (b) net debt reduction. For the COO, the bonus reflects his responsibilities both before and after his promotion and includes the achievement of tailored personal objectives that relate to this transition period. For the other NEOs, bonuses were determined based on both the Company’s ROACE and the achievement of tailored personal objectives. An important part of each NEO’s compensation package also consists of stock options, the ultimate value of which is tied to the Company’s stock performance. These variable elements are intended to align the executives’ performance and interests with Company performance and long-term shareholder value.

The intent of the Committee was to maintain variable compensation opportunity as a significant percentage of Total Direct Compensation opportunity for all NEOs for fiscal 2010 and to maintain its approximate level from year to year. In addition, the Committee intends for Total Direct Compensation and the level of variable compensation realized to align with the Peer Group in years when the Company performs at median levels compared to the Peer Group. In fiscal 2007, 2008, 2009 and 2010, the percentage of variable compensation received had declined from historical levels because total bonus amounts ultimately received by NEOs were zero for the CEO for fiscal 2007 and significantly lower than historical amounts for all NEOs for fiscal 2007, 2008, 2009 and 2010, with fiscal 2010 bonus amounts, on average, approximately 92% lower than the maximum award during the last ten years. In fiscal 2010, the Committee also awarded stock grants to each of the NEOs, as discussed below, at continued lower amounts and below the Peer Group long-term incentive values for the CEO and CFO.

Long-Term vs. Short-Term Compensation. An important portion of each NEO’s Total Direct Compensation is long-term compensation, which normally includes stock option and/or restricted stock unit awards and deferred share awards granted in lieu of cash for a portion of total bonus amounts. In fiscal 2010, there were no awards of restricted stock units or deferred shares to NEOs. In fiscal 2009 and 2010, due to the reduced amount of the bonuses, deferred share awards were not granted and the total bonus amounts were paid 100% in cash. Short-term compensation consists of base salary and the cash portion of annual bonus amounts. Long-term compensation consists of stock option awards and, in prior years, restricted stock unit awards which are intended to foster long-term commitment by the executive, employee-shareholder alignment and improved long-term shareholder value. In fiscal 2010, the Committee also adopted a special Long Term Incentive Plan (“the LTIP”) for the named executive officers and other key senior executives of the Company, as discussed below. The Committee does not currently anticipate considering a similar LTIP program until after the expiration of the three-year LTIP performance period. The average long-term compensation amounts (including stock and option grants at their grant date fair value and the LTIP award annualized at target) as a percent of Total Direct Compensation for fiscal years 2006 through 2010 for the CEO and CFO were 54% and 42%, respectively. The average long-term compensation amount (including stock and option grants at their grant date fair value and the LTIP award annualized at target) as a percent of Total Direct Compensation for fiscal 2010 for the COO was 41%. The average long-term compensation percentages (including stock and option grants at their grant date fair value and the LTIP award annualized at target) for Messrs. Buchanan and Reinhart for the same five-year period were 21% each, reflecting the Committee’s belief that while it is important for these executives to be compensated in part based on the long-term performance of the Company, they have less direct influence on the long-term financial success of the Company as compared to the CEO, CFO and COO.

Details of Compensation Elements

Base Salaries

Base salaries are intended to reward executives for their day-to-day contributions to the Company. The Committee believes that base salaries within the competitive median range are necessary to retain the Company’s executive talent pool, and it determined that the fiscal 2010 base salaries of the Company’s executive officers were necessary to retain their services.

Base salaries of all the NEOs are reviewed annually by the Committee and are subject to adjustment based on factors that may include individual performance, change in responsibilities, average salary increases or decreases in the industry, compensation for similar positions involving the Company’s Peer Group or other comparable companies if comparable data was unavailable from the Peer Group companies, as well as other factors such as cost of living and internal pay relationships with other executives. The Committee also consults with PM&P in determining the need for salary adjustments.

•
CEO: For fiscal 2007, 2008, 2009 and 2010, the CEO did not receive any adjustments in his existing annual base salary. Furthermore, the Committee did not increase the CEO’s base salary for fiscal 2011. This is reflective of the Company’s budget cuts and downsizing due to industry conditions. In addition, based on discussions with PM&P, the Committee has determined that the CEO’s fiscal 2010 base salary is near the median base salary level of other chief executive officers at Peer Group companies.

•
CFO: For fiscal 2010, the CFO received a 20% increase in his base salary to align his base salary closer to the median base salary level of chief financial officers at Peer Group companies. The Committee desires to position base salary for the CFO near the Peer Group median and salaries for Peer Group CFOs had increased considerably more rapidly than at the Company. Based on year-end discussions with PM&P, the Committee had determined that the CFO’s fiscal 2010 base salary fell at the median. The Committee did not increase the CFO’s base salary for fiscal 2011.

•
COO: In view of Mr. Pellerito’s new responsibilities as COO, the Committee increased his base salary to $500,000, which is below the median base salary level of other chief operating officers at Peer Group companies. The Committee determined that Mr. Pellerito’s base salary should fall below the Peer Group median given that he is new to the role. The Committee did not increase the COO’s base salary for fiscal 2011.

•
Other NEOs: For fiscal 2010, Messrs. Buchanan and Reinhart did not receive any increase in their respective base salaries. However, for fiscal 2011, Messrs. Buchanan and Reinhart each received a 2% salary increase. In making these determinations, the Committee considered the individual performance of each executive, the merit budget for employees of the Company generally, and the cost of living.

Bonuses

Regular Bonuses.  The Company provides each of the NEOs with an opportunity to earn bonuses, which are intended to reward executives for the attainment of short-term financial objectives and, in the case of certain NEOs, individual performance objectives. Fiscal 2010 bonus awards were made pursuant to the Company’s amended and restated Hovnanian Enterprises, Inc. Senior Executive Short-Term Incentive Plan (the “Short-Term Incentive Plan”) and the Stock Incentive Plan, each of which is a shareholder approved plan, although no stock awards were paid as part of the fiscal 2010 bonus awards under either plan.

Bonus opportunities are intended to be competitive with industry-wide practices in order to retain and attract executive talent. For fiscal 2010, similar to fiscal 2009, the earned bonuses for the NEOs were paid 100% in cash.

The regular annual bonus opportunities in fiscal 2010 for each of the NEOs are shown in the following table. The performance goals for each NEO are discussed below.

	CEO	CFO	COO (1)	Chief Accounting Officer	General Counsel
Return on Avg. Common Equity (“ROACE”) (2)	% of Pre-tax Income based on ROACE	$ Bonus based on ROACE	N/A	$ Bonus based on ROACE	$ Bonus based on ROACE
Net Debt	$ Bonus based on Net Debt	$ Bonus based on Net Debt	N/A	N/A	N/A
Tailored Personal Objectives	N/A	N/A	$ Bonus based on achievement of specific goals	$ Bonus based on achievement of specific goals	$ Bonus based on achievement of specific goals
Formula	Total award is greater of ROACE or Net Debt awards, with maximum of $949,500	Total award is greater of ROACE or Net Debt awards, with maximum of $350,000	Total award is based on goal achievement, with a maximum of $187,500	Total award is sum of ROACE and personal objectives awards, with maximum of 30% of salary	Total award is sum of ROACE and personal objectives awards, with maximum of 20% of salary

(1)	Discusses only the bonus formula after promotion to an executive officer position.

(2)	Based on fiscal 2010 results, the ROACE award component was zero.

Historically, bonuses for the CEO and the CFO were linked solely to a measure of the Company’s return on equity (ROACE, as the current example), a common industry practice. For fiscal 2008, bonus formulas for these NEOs were reoriented by including a net debt reduction component. For fiscal 2009 and 2010, the net debt reduction component was changed to a net debt amount component. In light of prevailing market conditions, the Committee, in consultation with PM&P, determined that continuing this additional bonus measure based on specified targets for the reduction of the Company’s net debt amount provided clarity and was well-aligned with the Company’s focus on cash flow and liquidity. The Committee considered reduction in costs as a component of the bonus, but determined that the focus on debt reduction and return on equity were more appropriate in the current economic climate for the Company and cost savings would be reflected in the ROACE component. Specifically, the bonus formulas for the CEO and the CFO for fiscal 2010 provided that bonuses would be equal to the greater of (a) the executive’s bonus formula based on the Company’s ROACE and (b) the new bonus formula based on the Company’s net debt amount. “ROACE” is defined as “net income” divided by “average common equity” (stockholder’s equity less preferred stock at the beginning of the fiscal year and at the end of each fiscal quarter during the year divided by five). “Net debt” is defined as the “total debt” (balances of bank debt, senior secured notes, senior notes, and senior subordinated notes) net of any cash (including restricted cash) and cash equivalents as of the last day of fiscal 2010. Net debt assumes “debt extinguishment accounting” and adds back to cash any investments in new joint ventures, newly identified properties above and beyond the fiscal 2010 original budget, deposits, land purchases, land development costs and work-in-progress home construction costs. For fiscal 2010, the Committee approved a $250,000 increase in the maximum bonus amount for the CEO in recognition of his increased responsibilities in assuming the position of Chairman of the Board. The Committee also approved a $95,200 increase in the maximum bonus amount for the CFO in order to align his compensation opportunity more closely with the Peer Group median level.

For fiscal 2010, the bonus formula for the COO was based on the achievement of tailored personal objectives since he was promoted to his current position during the fiscal year.

For fiscal 2010, the bonus formulas for Messrs. Buchanan and Reinhart remained the same as their fiscal 2009 formulas. Messrs. Buchanan and Reinhart have, as result of their respective positions, less direct influence on the Company’s strategic and operational decisions compared to the CEO and the CFO and, therefore, their bonus formulas were not revised to include a net debt amount component. Specifically, these NEOs’ fiscal 2010 bonus formulas provide, as in fiscal 2009, that bonuses would be based on both (a) a formula based on the Company’s ROACE and (b) the attainment of tailored personal objectives.

Fiscal 2010 bonus formulas for each of the NEOs are further tailored as set forth below and are assessed annually. For all of the ROACE bonus formulas discussed below for each of the NEOs, net income used in calculating ROACE is after taxes and preferred dividends and, at the Committee’s discretion, excludes land charges.

•
CEO: The CEO’s bonus formula for fiscal 2010 provided for a bonus award equal to the greater of (a) a fixed percentage of pre-tax income based on the Company’s ROACE and (b) a fixed dollar amount based on the Company’s net debt amount, with his final bonus from both formulas not to exceed $949,500. The methodology underlying the ROACE portion of the formula was historically designed to yield an annual bonus that would result in Total Direct Compensation opportunity that falls within the median range of the Peer Group for comparable financial performance.

FOR THE CEO, THE BONUS FORMULA IS THE GREATER OF:

(a) ROACE Calculation Method*

ROACE percentage	% Pre-tax Income
0.0%	0.00%
5.0%	1.00%
10.0%	1.25%
15.0%	1.50%
20.0%	2.00%

*
The bonus is interpolated between the points shown in the table, and may be extrapolated beyond the maximum ROACE percentage shown at a rate of 0.10% of pre-tax income per percentage point increase in ROACE, which is the rate applied between the last two tiers of the above chart, but is subject to a maximum bonus of $949,500, which is subject to the maximum bonus payable under the Short-Term Incentive Plan.

AND

(b) Net Debt Amount Calculation Method*

	Net Debt (millions)
	Greater than $1,150	$1,150	$1,105
Bonus (thousands)	$0	$500.0	$949.5

*
The bonus is interpolated between the points shown in the table and capped at $949,500. Prior to fiscal 2009, there was no imposed cap on the CEO’s bonus. Had there been no cap in fiscal 2010, the bonus could have been as high as $2,000,000. The Committee intends to consider removing or increasing the cap when the Company returns to profitability.

Based on the bonus formula above, Mr. Hovnanian earned a cash bonus of $949,500 which was entirely attributed to the net debt amount calculation method of his bonus formula. For the reason discussed above, this bonus was paid 100% in cash.

*
CFO: The CFO’s bonus formula provided for a bonus amount equal to the greater of (a) a fixed dollar amount based on the Company’s ROACE and (b) a fixed dollar amount based on the Company’s net debt amount, with his final bonus not to exceed $350,000. The ROACE portion of the formula was historically designed to yield an annual bonus that would result in Total Direct Compensation opportunity that falls within the median range of the Peer Group for comparable financial performance.

FOR THE CFO, THE BONUS FORMULA IS THE GREATER OF:

(a) ROACE Calculation Method*

ROACE percentage		Bonus (thousands)
0.0%		$0
4.7% 5.0% 10.0% 15.0% 20.0% 25.0%	}}}}}}}}}}}}}	$350.0

*	The bonus is interpolated between the points shown in the table and capped at $350,000. The bonus is subject to the maximum payment under the Short-Term Incentive Plan.

AND

(b) Net Debt Amount Calculation Method*

	Net Debt (millions)
	Greater than $1,150	$1,150	$1,107
Bonus (thousands)	$0	$187.5	$350.0

*
The bonus is interpolated between the points shown in the table and capped at $350,000. Prior to fiscal 2009, there was no imposed cap on the CFO’s bonus. Had there been no cap in fiscal 2010, the bonus could have been as high as $750,000. The Committee intends to consider removing or increasing the cap when the Company returns to profitability.

Based on the bonus formula above, Mr. Sorsby earned a cash bonus of $350,000 which was entirely attributed to the net debt amount calculation method of his bonus formula. For the reason discussed above, this bonus was paid 100% in cash.

For fiscal 2011, for the CEO and CFO, the bonus formula component related to net debt (as described above) will shift to a calculation based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) improvement and cash balances. The Committee believes that the goals established for fiscal 2011 support the financial objectives of the Company and have been set at levels that are challenging, but attainable. Furthermore, the maximum bonus levels are capped at no more than the actual 2010 bonus amount.

*
COO: The COO’s bonus for the first quarter of fiscal 2010 was related to his former position as Group President while his bonus for the remaining three quarters of fiscal 2010 was based on tailored personal objectives related to his new role. Mr. Pellerito’s Group President bonus formula was based on profitability, return on inventory, customer satisfaction and mortgage capture for the Group he managed. There was also a portion that was payable at the CEO’s discretion. Mr. Pellerito’s Group President bonus formula was designed to challenge him to achieve increasingly better business results. For example, Mr. Pellerito achieved a bonus based on profitability and return on inventory only two times during the five-year period from fiscal 2006 through fiscal 2010. In addition, the performance levels required for customer satisfaction goals during that same five-year period were increased four times, reflecting the Company’s commitment to its customers. For fiscal 2010, no profitability or return on inventory bonus was paid under the Group President bonus formula to Mr. Pellerito. Mr. Pellerito did receive a payment for the customer satisfaction, mortgage capture and discretionary components of his Group President bonus formula, though the customer satisfaction and mortgage capture payments were reduced by 50% since the Group for which he was responsible was not profitable. The cash bonus paid to Mr. Pellerito under the Group President bonus formula in fiscal 2010 was $44,798. Mr. Pellerito’s personal objectives related to his role as COO were focused on improving the operational results of the Company’s homebuilding business by standardizing best practices among the Company’s operational units to improve its products and services, gain efficiencies, reduce costs and improve profitability. The Committee determined that Mr. Pellerito fully met his fiscal 2010 personal objectives (the “outstanding” category below) and approved a cash bonus of $187,500 which was his maximum for the portion of time he was COO. In total, for fiscal 2010, Mr. Pellerito received a cash bonus of $232,298 under both his Group President and COO bonus formulas.

COO Calculation Method – for Meeting Personal Objectives Measure*

Goals	Bonus
Threshold	$62,500
Target	$125,000
Outstanding	$187,500

*
“Threshold,” “target,” and “outstanding” levels are determined by the CEO, who may consult with other members of senior management, and are used for internal evaluation purposes only. The amounts represented in the table above are prorated based on the portion of fiscal 2010 during which Mr. Pellerito served as COO and are subject to the maximum bonus payable under the Short-Term Incentive Plan and Stock Incentive Plan, as applicable.

For fiscal 2011, the COO’s bonus formula will be based on EBITDA improvement and cash balances. The Committee believes that the goals established for fiscal 2011 are challenging, but attainable. Furthermore, the COO’s maximum bonus level is capped at $250,000.

*
Other NEOs: Fiscal 2010 incentive opportunities for Messrs. Buchanan and Reinhart were based on a combination of Company performance and individual performance factors that were within each of these executives’ control and that would have a positive impact on the Company. Therefore, the bonus program for these NEOs targets the achievement of both (a) ROACE financial performance objectives for the Company and (b) personal objectives, and, for fiscal 2010, was capped at 50% of the maximum percentages of base salary they could otherwise achieve under the personal objectives portion of their respective bonus formulas.

FOR OTHER NEOs, THE BONUS FORMULA IS BOTH:

(a) Calculation Method – for Achievement of Financial Performance Measure*

ROACE Percentage	Paul Buchanan	Peter Reinhart
0.0%	$0	$0
5.0%	10% of base salary	10% of base salary
10.0%	20% of base salary	20% of base salary
15.0%	40% of base salary	30% of base salary
20.0%	60% of base salary	40% of base salary
25.0%	90% of base salary	80% of base salary

*
The bonuses are interpolated between the points shown in the table. The total bonuses payable under both components are capped at 50% of the maximum percentages of base salary these NEOs could otherwise achieve under the personal objectives portion of their respective bonus formulas and are subject to the maximum bonus payable under the Short-Term Incentive Plan and Stock Incentive Plan, as applicable.

AND

(b) Calculation Method – for Meeting Personal Objectives Measure*

Goals	Paul Buchanan	Peter Reinhart
Threshold	Up to 20% of base salary	Up to 20% of base salary
Target	Up to 40% of base salary	Up to 30% of base salary
Outstanding	Up to 60% of base salary	Up to 40% of base salary

*
“Threshold,” “target,” and “outstanding” levels are determined by the CFO and the CEO, who may consult with other members of senior management, and are used for internal evaluation purposes only. As stated above, the total bonuses payable under both components are capped at 50% of the maximum percentages of base salary these NEOs could otherwise achieve under the personal objectives portion of their respective bonus formulas and are subject to the maximum bonus payable under the Short-Term Incentive Plan and Stock Incentive Plan, as applicable.

Mr. Buchanan’s fiscal 2010 personal objectives included supervising the preparation of the proxy financial schedules, supporting the implementation of the Company’s enterprise management software platform and enhancements to the Company’s financial management system, and the management of special projects assigned by the CEO and CFO. Mr. Reinhart’s fiscal 2010 personal objectives included negotiating the resolution of storm water issues and management and resolution of significant litigation.

Based on the bonus formulas above and the Committee’s determinations regarding each executive’s personal objectives, none of these NEOs earned bonuses related to the ROACE calculation method for fiscal year 2010, but each did earn a cash bonus for meeting his fiscal 2010 personal objectives in full (the “outstanding” category); however, since the outstanding payouts for meeting personal objectives would exceed the cap described above, the bonuses were reduced by 50% to comply with the cap, resulting in payments of $86,100 and $61,500 for Mr. Buchanan and Mr. Reinhart, respectively.

For fiscal 2011, there was no change to the bonus formulas for these NEOs.

Since fiscal 2007, the NEOs have also been offered the opportunity to earn a one-time retention bonus equal to 3% of such NEO’s fiscal year end 2007 base salary if the NEO remains employed with the Company through the end of the first fiscal year in which the Company’s ROACE returns to 20%. At the end of fiscal 2010, the Company’s ROACE did not meet this threshold, so there were no resulting retention bonuses paid out in this year.

Discretionary Bonuses.  The Committee has the authority to make discretionary bonus awards, which it considers under special circumstances, including exceptional contributions not reflected in the regular bonus measures, new hire sign-on bonuses and retention rewards. No discretionary bonus awards were granted to the NEOs in fiscal 2010 for periods in which they were executive officers.

Stock Grants

The Committee may make grants of stock options, stock appreciation rights, restricted stock and restricted stock units, unrestricted shares of stock, or stock-based awards settled in cash pursuant to the Stock Incentive Plan. In fiscal 2010, the Committee awarded stock options to the NEOs, subject to an election to receive restricted stock units (“RSUs”) instead for some of the NEOs. No other stock-based awards were made to NEOs in fiscal 2010, aside from the LTIP grant discussed below.

Stock options are intended to establish a strong commitment to maintain employment with the Company and focus on creating long-term shareholder value. In addition, stock options are selected over other types of awards because their design inherently rewards executives only if the stock price increases, which provides a balance with cash incentives and retention-oriented restricted stock grants.

Because the ultimate value received by stock option holders is directly tied to increases in the Company’s stock price, stock options serve to link the interests of management and shareholders and to motivate executive officers to make decisions that will increase the long-term total return to shareholders. Additionally, grants under the Stock Incentive Plan include vesting and termination provisions that the Committee believes will encourage stock option holders to remain long-term employees of the Company.

The Committee ultimately approves the size of the grants taking into account the recommendations by the CEO (other than for his own grant) and other criteria as determined by the Committee. The Committee generally targets a specific number of options rather than a specific option value. Consequently, in spite of the fact that the stock price has remained significantly lower than historical levels, each NEO’s option grants have remained relatively consistent, with the exception of the special performance grant for the CEO and CFO in 2009 and a promotion-based increase for the COO. The Committee’s determination and rationale for the fiscal 2010 grants is described below.

Stock options and RSUs generally vest in four equal annual installments, commencing on the second anniversary date of the grant providing a five-year period before becoming fully vested.

Fiscal 2010 Stock Option Awards

In determining the fiscal 2010 equity awards for the NEOs, the Committee considered, without giving specific weight to any one factor, then available information on Peer Group equity awards for the NEOs, PM&P guidance regarding the anticipated range of decline in equity award values across industries, the Company’s available share pool and the potential impact on shareholder dilution, the Company’s stock performance, the historical equity awards provided to each NEO, the desire to retain the employment of each NEO, and the desire to continue to link a portion of each NEO’s compensation with future Company performance. All stock option awards in fiscal 2010 were made in the form of options to purchase shares of Class A Common Stock, except for the CEO whose award was made in the form of options to purchase shares of Class B Common Stock because the Committee took into consideration the potential benefits to the Company previously expressed by the Board of Directors of the continuity of share ownership and control of the Hovnanian family.

•
CEO and CFO. The CEO was granted 375,000 stock options which represented the same level as fiscal 2008 and a decrease of 375,000 stock options from fiscal 2009. The CFO received a total of 75,000 stock options, which represented the same level as fiscal 2008 and a decrease of 75,000 stock options from fiscal 2009. As compared to long-term incentive values granted to Peer Group chief executive officers and chief financial officers, the long-term values granted to the CEO and CFO (including the option grants and annualized value of the LTIP at target, discussed below), were considerably below those of the Peer Group chief executive officer and chief financial officer medians.

•
COO. In recognition of his increased responsibilities, the COO was granted 50,000 stock options which represented a 43% increase from stock options granted to him in fiscal 2009. As compared to long-term incentive values granted to Peer Group chief operating officers, the long-term value granted to the COO (including the option grant and annualized value of the LTIP at target, discussed below), was below that of the Peer Group chief operating officer medians as he is new to the position. Note that only six of the eleven Peer Group companies report the chief operating officer position in their proxies.

•
Other NEOs. Messrs. Buchanan and Reinhart were each granted 15,000 stock options in fiscal 2010, which represented a decrease of 10,000 stock options each from fiscal 2009 and which were considerably below the Peer Group Median.

Long Term Incentive Plan

In fiscal 2010, the Company adopted the LTIP under its stockholder-approved Stock Incentive Plan to aid the Company in retaining key employees and to motivate them to exert their best efforts to promptly return the Company to profitability and lower debt levels by providing rewards at the end of a multi-year period. The LTIP is intended to incentivize achievement of specified pre-tax profit goals and specified improvements in the Company’s capital structure through reductions in homebuilding debt.

Each of the NEOs is a participant in the LTIP and their awards, if any, will be determined based on actual performance for the full 36-month performance period, subject to the vesting requirements over an additional 24-month period described below. This performance period commenced on November 1, 2010 (the beginning of fiscal 2011) and will end on October 31, 2013 (that is, the performance period covers fiscal 2011, 2012 and 2013). After the performance period, the awards remain subject to vesting conditions for fiscal 2014 and 2015. The executive will not receive the full award unless the company achieves the pre-tax profit and homebuilding debt performance goals and the executive remains employed for the entire five-year period. The Committee does not currently anticipate considering a similar LTIP program until after the expiration of the three-year LTIP performance period.

Pre-tax profit and homebuilding debt were chosen as the performance metrics for the LTIP because they are critical during this challenging economic cycle. The Committee determined that other goals, such as revenue growth and cost reductions, would be reflected in pre-tax profit calculations, but in a balanced way with an emphasis on achieving profitability. The Committee believed that a focus on revenue growth alone would not adequately emphasize profitability and that a focus on cost-cutting alone could emphasize short-term achievements that may sacrifice future profitability. The Committee also determined that if the current difficult economic conditions continue during all or most of the LTIP’s performance period and achievement of pre-tax profit is not attainable, then realization of reduced homebuilding debt would put the Company in a better financial position to weather such an extended downturn and return to profitability when the economic conditions ultimately improve.

Awards, if any, will be based on a specific target multiple of each participant’s base salary in effect on the date the participant is granted the award (the “Grant Date,” or June 11, 2010 for all NEOs) and, if shares of stock are elected as a form of payout, the closing price of the Class A Common Stock on the Grant Date, regardless of whether the share price increases or decreases by the time the Award is determined or distributed. The Committee required that at least 20% of the payout be in the form of cash. All stock awards under the LTIP were made in the form of rights to receive shares of Class A Common Stock, except for the CEO whose award was made in the form of rights to receive shares of Class B Common Stock because the Committee took into consideration the potential benefits to the Company previously expressed by the Board of Directors of the continuity of share ownership and control of the Hovnanian family. The following describes for each NEO his target multiple of base salary and form of his irrevocable payout election:

	Target Multiple of Base Salary	Payout Method

CEO	3.00	20% cash / 80% shares
CFO	2.00	20% cash / 80% shares
COO	2.00	20% cash / 80% shares
Other NEOs	1.00	50% cash / 50% shares

In the Grants of Plan-Based Awards in Fiscal 2010 table, the cash payout portions of the LTIP grants are reported as “Non-Equity Incentive Plan Awards” and the share payout portions are reported as “Equity Incentive Plan Awards.” For purposes of the Summary Compensation Table, the share payout portions are reflected as “Stock Awards” in fiscal 2010 at their grant date fair value under Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 718, Compensation – Stock Compensation ("ASC Topic 718"), which was based on the probable outcome as of the Grant Date. Conversely, the actual amounts earned on the cash payout portions, if any, will be reflected in the Summary Compensation Table as “Non-Equity Incentive Plan Compensation” in fiscal 2013 (which coincides with the end of the performance period) or, if participants achieve a minimum performance payment during an earlier fiscal year, even though such payment remains subject to subsequent vesting restrictions, then such minimum payment would be reflected in that earlier fiscal year.

For purposes of the LTIP, “Pre-tax Profit” is defined as earnings (loss) before income tax payments as reflected on our audited financial statements, excluding the impact of any items deemed to be extraordinary items for financial reporting purposes. “Homebuilding Debt” is defined as total (recourse) notes payable excluding accrued interest, as reflected on our consolidated audited balance sheet, less any debt issued after January 2010 that has an equity component such as debt convertible into equity.

The following table illustrates the percent of the target award that can be achieved at each performance level. Awards will be interpolated between performance levels but will not be extrapolated above the maximum performance levels listed below.

Homebuilding Debt as of 10/31/2013 (in billions)
		Greater than $1.70	$1.65	$1.60	$1.55	$1.50	$1.40 or less
FY 2013 Pre-tax Profit (in millions)	$100 or more	100% of target award	125% of target award	150% of target award	175% of target award	200% of target award	250% of target award
	$75	75% of target award	100% of target award	125% of target award	150% of target award	175% of target award	225% of target award
	$50	50% of target award	75% of target award	100% of target award	125% of target award	150% of target award	200% of target award
	$25	25% of target award	50% of target award	75% of target award	100% of target award	125% of target award	175% of target award
	Less than $0	0% of target award	25% of target award	50% of target award	75% of target award	100% of target award	150% of target award

If the Company reaches breakeven or positive Pre-tax Profit for either of fiscal 2011 or 2012, a participant will be eligible for a minimum payment equal to 50% of the target award provided that he meets the vesting requirements described below. This minimum payment is inclusive of and not incremental to any other award granted to the participant under the LTIP and will not exceed 50% of target award if the Company achieves breakeven or positive Pre-tax Profit in both fiscal 2011 and 2012.

As a condition of earning each portion of the award, and as a retention inducement, other than in cases of death, disability or qualified retirement following the performance period, a participant must be employed through the vesting dates outlined below. The vesting percentages relate to the award value as of October 31, 2013.

1.           50% of the award will become vested on October 31, 2013 and payable in January 2014;

2.           30% of the award will become vested on October 31, 2014 and payable in January 2015; and

3.           20% of the award will become vested on October 31, 2015 and payable in January 2016.

Other Employee Benefits

The Company maintains additional employee benefits that the Committee believes enhance executive safety, efficiency and time that the executive is able to devote to Company affairs.

In addition to benefits generally provided to employees of the Company, certain NEOs are also eligible to participate in one or more of the following programs:

•	Auto allowance, including car maintenance and fuel expense;

•	Personal use of the Company’s automobiles (including driver’s compensation) and a fractional share in an aircraft;

•	Executive term life insurance;

•	Annual Executive Physical Exam Program;

•	Golf membership or country club fee reimbursement; and

•	Personal income tax preparation.

The Committee annually reviews the elements and level of executive perquisites for the NEOs. In particular, in evaluating the appropriateness of these benefits for the CEO, the Committee took into consideration the degree to which the CEO is required to travel to various Company locations and business functions on a daily basis. Based on its review, the Committee requested that the CEO use Company-provided transportation to enhance the efficient use of his time and due to safety concerns.

The Company’s contributions to the NEOs’ 401(k) plan and executive deferred compensation plan (“EDCP”) accounts were suspended on February 20, 2009 and continued to be suspended throughout fiscal 2010. However, in fiscal 2010, a one-time Employer Non-Elective Contribution was made to all employees’ 401 (k) plan accounts from 2009 401(k) plan unapplied forfeitures.

Specific benefits and the incremental costs of such benefits are described in detail in the footnotes to the Summary Compensation Table. The Company does not offer any defined benefit pension plans to its employees.

Tax Deductibility and Accounting Implications

As a general matter, the Committee always takes into account the various tax and accounting implications of compensation. When determining amounts of equity grants to executives and employees, the Committee also examines the accounting cost associated with the grants.

The Company’s annual bonus and stock option programs are intended to allow the Company to make awards to executive officers that are deductible under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) which otherwise sets limits on the tax deductibility of compensation paid to a company’s most highly compensated executive officers (with the exception of the Company’s CFO). The Committee will continue to seek ways to limit the impact of Section 162(m) of the Internal Revenue Code. However, the Committee believes that the tax deduction limitation should not compromise the Company’s ability to establish and implement incentive programs that support the compensation objectives discussed above. Accordingly, achieving these objectives and maintaining required flexibility in this regard may result in compensation that is not deductible for federal income tax purposes. The bonus and LTIP formulas approved by the Committee for fiscal 2010 were intended to be established in accordance with the requirements for deductibility as performance-based compensation under Section 162(m) of the Internal Revenue Code.

Timing and Pricing of Stock Options

For fiscal 2010, stock options were granted on the second Friday in June for all eligible employees, consistent with our practice of granting equity awards annually on the second Friday in June. The Company’s practice of setting “fixed” equity award grant dates is designed to avoid the possibility that the Company could grant stock awards prior to the release of material, non-public information which is likely to result in an increase in its stock price, or delay the grant of stock awards until after the release of material, non-public information that is likely to result in a decrease in the Company’s stock price. Exercise prices of stock options were set at the closing price per share of the Company’s Class A Common Stock on the NYSE on the date the options were granted.

Stock Ownership Guidelines

The Board of Directors of the Company adopted stock ownership guidelines, recommended by the Committee, which set forth minimum amounts of stock ownership, directly or beneficially, for certain senior executive officers. On an annual basis, the Committee reviews adherence to the Company’s stock ownership guidelines, which are incorporated into the Company’s Corporate Governance Guidelines. The Company believes these guidelines further enhance the Company’s commitment to aligning the interests of executive management with those of its stockholders.

In its annual review in 2008, the Committee determined that once the stock ownership guidelines were met, they would be deemed satisfied for subsequent annual review periods, regardless of decreases in the Company’s stock price, so long as the executive or non-employee Director does not sell any portion of the share amounts which were originally included in determining that the recommended thresholds were met. The Committee reviewed this determination in fiscal 2010 and maintained this policy.

As of January 18, 2011 (the record date for the Annual Meeting), all senior executive officers had met the Company’s stock ownership guidelines.

Senior Executive Officers

The guidelines provide that the following senior executive officers of the Company are encouraged to achieve and maintain minimum stock ownership amounts as follows:

Chairman and CEO – 5x current base salary
CFO – 2x current base salary

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation for the fiscal years ended October 31, 2010, October 31, 2009 and October 31, 2008 of the chief executive officer, the chief financial officer, and the next three most highly compensated executive officers serving as executive officers as of October 31, 2010. These five individuals compose our named executive officers or “NEOs.”

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non- Equity Incentive Plan Compen- sation (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation (6)	Total (7)
Ara K. Hovnanian, (8)	2010	$1,092,606	—	$2,622,255	$1,413,750	$949,500	—	$188,189	$6,266,300
President, Chief Executive Officer and	2009	$1,092,606	—	—	$1,380,000	$699,500	—	$267,015	$3,439,121
Chairman of the Board	2008	$1,092,606	—	$503,641	$1,256,250	$979,302	—	$336,344	$4,168,143

J. Larry Sorsby,	2010	$572,308	—	$960,001	$282,750	$350,000	—	$52,229	$2,217,288
Executive Vice President and Chief	2009	$500,000	$75,000	—	$276,000	$254,800	—	$58,822	$1,164,622
Financial Officer	2008	$499,023	$75,000	$183,456	$251,250	$356,721	—	$182,059	$1,547,509

Thomas J. Pellerito,	2010	$468,870	$28,750	$799,999	$188,500	$203,548	—	$38,276	$1,727,943
Chief Operating Officer

Paul W. Buchanan,	2010	$287,000	—	$143,499	$56,550	$86,100	—	$18,506	$591,655
Senior Vice President — Chief Accounting Officer	2009	$286,192	$50,000	—	$46,000	$86,100	—	$34,331	$502,623
	2008	$280,000	$50,000	$60,480	$50,250	$117,600	—	$46,880	$605,210

Peter S. Reinhart,	2010	$307,500	—	$153,749	$56,550	$61,500	—	$29,724	$609,023
Senior Vice President — General Counsel	2009	$306,635	$50,000	—	$46,000	$61,500	—	$69,461	$533,596
	2008	$300,000	$50,000	$43,200	$50,250	$84,000	—	$48,646	$576,096

(1)
The “Salary” Column. The effective date of the last base salary increase for both Messrs. Buchanan and Reinhart was December 1, 2008 which was after the beginning of fiscal 2009 resulting in a prorated base salary for fiscal 2009.

(2)
The “Bonus” Column. In accordance with SEC rules, the “Bonus” column discloses discretionary cash bonus awards. Discretionary cash retention awards were awarded in December 2007 for the CFO in the amount of $150,000 and for the Chief Accounting Officer and the General Counsel in the amount of $100,000 each, that vested and became payable 50% in July 2008 and 50% in January 2009. Mr. Pellerito was awarded a discretionary cash bonus of $28,750 for service performed prior to his becoming an executive officer. The cash portion of bonuses earned based on the NEOs meeting either financial performance-based measures or personal objectives portions of their regular bonus programs are reflected in the Summary Compensation Table as “Non-Equity Incentive Plan Compensation” and described under footnote (5) below.

(3)
The “Stock Awards” Column. This column reflects the grant date fair value of LTIP awards, deferred share awards and restricted stock units granted in the fiscal year indicated, which were computed in accordance FASB ASC Topic 718. Assumptions used in the calculation of these amounts are set forth in Footnotes 3 and 15 to the Company’s audited financial statements for the fiscal year indicated in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010. The grant date fair value of the LTIP awards is based upon the probable outcome of the performance conditions. The maximum value of the LTIP shares at grant date fair value is: $6,555,638, $2,400,002, $2,000,000, $358,747 and $384,374 for Messrs. Hovnanian, Sorsby, Pellerito, Buchanan and Reinhart, respectively. The LTIP award levels above are subject to future performance over a three-year period (fiscal 2011-2013) and, if earned, awards are subject to vesting restrictions that extend until October 2015, or a total of five years from grant. There is no assurance that the LTIP awards will be earned at the levels shown above and actual awards could be zero if the performance goals are not achieved.

(4)
The “Option Awards” Column. Similar to the “Stock Awards” column, this column reflects the grant date fair value of stock options awarded in the fiscal year indicated, which were computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are set forth in Footnotes 3 and 15 to the Company’s audited financial statements for the fiscal year indicated in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and included in this Amendment. Fifty percent of the 2009 stock option awards for Messrs. Hovnanian and Sorsby were granted in the form of performance-based options. See the footnotes to the Outstanding Equity Awards at Fiscal 2010 Year-End table for a discussion of the performance criteria.

(5)	“Non-Equity Incentive Plan Compensation” Column. This column represents the cash portion of the performance-based bonus awards earned by the NEOs in the fiscal year indicated.

(6)	“All Other Compensation” Column. This column discloses all other compensation for the fiscal year indicated, including reportable perquisites and other personal benefits.

For fiscal 2010, total perquisites and other personal benefits, and those that exceeded the greater of $25,000 or 10% of total perquisites and other personal benefits for each NEO, were as follows:

Fiscal 2010 Perquisites (Supplemental Table)

	Total Perquisites and Description		Fiscal 2010 Perquisites that Exceeded the Greater of $25,000 or 10% of Total Perquisites
Name	Total Fiscal 2010 Perquisites	Types of Perquisites (a)	Personal Use of Company’s Fractional Aircraft Share (b)	Personal Use of Company’s Automobiles (c)
Ara K. Hovnanian	$185,865	(1) (2) (4) (5) (6) (7)	$60,746	$80,411
J. Larry Sorsby	$49,904	(3) (4) (5)	N/A	N/A
Thomas J. Pellerito	$35,952	(3) (4) (5)	N/A	N/A
Paul W. Buchanan	$16,202	(2) (4) (5)	N/A	N/A
Peter S. Reinhart	$27,400	(3) (4) (5)	N/A	N/A

(a)
(1) Personal use of the Company’s fractional aircraft share; (2) Personal use of the Company’s automobiles; (3) Perquisites related to executives’ use of their own vehicles; (4) Subsidized medical premiums; (5) Use of the Company’s Annual Executive Physical Exam Program; (6) Golf/country club membership fees; and (7) Personal income tax preparation.

(b)
The incremental costs of personal use of the Company’s fractional aircraft share are calculated as (1) the total operating costs (including trip-based management fees) directly associated with personal trips, plus (2) the allocable share of all other costs of the aircraft for the fiscal year (including depreciation or lease payments) based upon the percentage of total hours flown during the fiscal year represented by personal trips. No “deadhead” flights occurred in fiscal 2010.

(c)
The incremental costs of personal use of the Company’s automobiles are calculated as the allocable share of all costs of the automobiles for the fiscal year (including depreciation and the Company's driver's salary and benefits) based upon the percentage of total miles driven during the fiscal year represented by personal trips.

In addition to the perquisites and other personal benefits listed above, the NEOs received the following other compensation in fiscal 2010:

Fiscal 2010 All Other Compensation Other Than Perquisites (Supplemental Table)

Name	Charitable Cash Contribution (a)	Term Life Insurance Premiums	Company Contributions to the Executive’s Retirement Plan (401(k)) (b)	Company Contributions to the Executive Deferred Compensation Plan (“EDCP”)
Ara K. Hovnanian	—	$473	$1,852	—
J. Larry Sorsby	$75,000	$473	$1,852	—
Thomas J. Pellerito	—	$473	$1,852	—
Paul W. Buchanan	—	$452	$1,852	—
Peter S. Reinhart	—	$473	$1,852	—

(a)
In December 2007, the Committee approved a $175,000 cash contribution in the name of Mr. Sorsby to the Children’s Hospital of Philadelphia, payable in three installments as follows: $50,000 in 2008, $50,000 in 2009, and $75,000 in 2010.

(b)	This column represents a one-time Employer Non-Elective Contribution made to all employees’ 401(k) plan accounts from 2009 401(k) plan unapplied forfeitures.

(7)
“Total” Compensation Column. This column reflects the sum of all the columns (the Salary, Bonus, Stock Awards, Option Awards, Non-Equity Incentive Plan Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings, and All Other Compensation columns) of the Summary Compensation Table.

Fiscal 2010 Total Compensation (Supplemental Table)

The Fiscal 2010 Total Compensation (Supplemental Table) below includes the same amounts as the “Salary,” “Bonus,” “Non-Equity Incentive Plan Compensation,” “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” and “All Other Compensation” columns of the Summary Compensation Table for fiscal 2010, but values stock awards and option awards for the fiscal year differently, as explained in footnote (a) below.

The table below is intended to provide additional, supplemental compensation disclosure and not as a replacement for the Summary Compensation Table.

Fiscal 2010 Total Compensation (Supplemental Table)

Name	Fiscal 2010 Salary	Cash Awards of Fiscal 2010 Bonus	Stock Awards (a)	Intrinsic Expense Value of Outstanding Options in Fiscal 2010 (b)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings	All Other Compensa-tion in Fiscal 2010	Total of All Columns of Supple-mental Table
Ara K. Hovnanian	$1,092,606	$949,500	—	—	—	$188,189	$2,230,295
J. Larry Sorsby	$ 572,308	$350,000	—	—	—	$ 52,229	$ 974,537
Thomas J. Pellerito	$ 468,870	$232,298	$3,936	—	—	$ 38,276	$ 743,380
Paul W. Buchanan	$ 287,000	$ 86,100	$5,925	—	—	$ 18,506	$ 397,531
Peter S. Reinhart	$ 307,500	$ 61,500	$5,925	—	—	$ 29,724	$ 404,649

(a)
"Stock Awards" in this column represent the portion of the RSU awards granted to Messrs. Buchanan and Reinhart on June 8, 2007 and to Mr. Pellerito on June 13, 2008 which vested and were issued in fiscal 2010 at the stock price on the date of issue. The value of LTIP awards granted in fiscal 2010 is not represented in the above table because the performance period had not begun as of the date of the table.

(b)
The “Intrinsic Expense Value of Outstanding Options in Fiscal 2010” column is based on the intrinsic expense value or degree to which the stock option was “in-the-money” of stock option awards granted in fiscal 2010 at the grant date, instead of the grant date fair values of option awards granted in fiscal 2010, as discussed under footnotes (2) and (3) above.

(8)	For fiscal 2010, the Committee approved a $250,000 increase in the maximum bonus amount for the CEO in recognition of his increased responsibilities in assuming the position of Chairman of the Board.

Grants of Plan-Based Awards In Fiscal 2010

The following table summarizes both:

(1)
The potential equity and non-equity incentive plan awards that could have been or could be earned by each of the NEOs at the defined levels of “Threshold,” “Target” and “Maximum” based on the performance-based awards granted to the NEOs in fiscal 2010; and

(2)	All other plan-based awards, such as stock options, granted in fiscal 2010. Each of the following columns is described in the footnotes below the table.

-Active.12254502.6

Grants of Plan-Based Awards In Fiscal 2010

	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (#)			All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh) (5)	Grant Date Fair Value of Stock and Option Awards (6)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Ara K.	(1)	—		$949,500	N/A	N/A	N/A
Hovnanian	6/11/2010(2)							375,000	$4.73	$1,413,750
	6/11/2010(3)				—	554,388	1,385,970			$2,622,255
	6/11/2010(3)	—	$655,564	$1,638,909

J. Larry	(1)	—	$350,000	$350,000	N/A	N/A	N/A
Sorsby	6/11/2010(2)							75,000	$4.73	$282,750
	6/11/2010(3)				—	202,960	507,400			$960,001
	6/11/2010(3)	—	$240,000	$600,000

Thomas J.	(1)	$7,207			N/A	N/A	N/A
Pellerito	(1)	$62,500	$125,000	$187,500	N/A	N/A	N/A
	6/11/2010(2)							50,000	$4.73	$188,500
	6/11/2010(3)				—	169,133	422,833			$799,999
	6/11/2010(3)	—	$200,000	$500,000

Paul W.	(1)	$57,400	$86,100	$ 86,100	N/A	N/A	N/A
Buchanan	6/11/2010(2)							15,000	$4.73	$56,550
	6/11/2010(3)				—	30,338	75,845			$143,499
	6/11/2010(3)	—	$143,500	$358,750

Peter S.	(1)	$61,500	$61,500	$ 61,500	N/A	N/A	N/A
Reinhart	6/11/2010(2)							15,000	$4.73	$56,550
	6/11/2010(3)				—	32,505	81,263			$153,749
	6/11/2010(3)	—	$153,750	$384,375

(1)
Regular Bonuses for CEO and CFO.  As stated above under “Regular Bonuses” in the Compensation Discussion and Analysis, the fiscal 2010 bonus formulas for Messrs. Hovnanian and Sorsby are based on the greater of the ROACE calculation method and the Net Debt Amount calculation method, provided that their final bonuses do not exceed $949,500 and $350,000, respectively. These NEOs would not earn any bonus under the Net Debt Amount calculation method if the “net debt amount” (as defined above under “Regular Bonuses” in the Compensation Discussion and Analysis) was $1,150,000,000 or greater and would not earn any bonus under the ROACE calculation method if the ROACE percentage (as defined above under “Regular Bonuses” in the Compensation Discussion and Analysis) was zero or lower (as was the case in fiscal 2010). Therefore, no values have been disclosed at the “threshold” level for purposes of the above table for these NEOs.

For purposes of the above table presentation, bonuses earned at the “target” levels for the CEO and the CFO would be equal to the greater of (a) the ROACE calculation method which has a “target” percentage of 15% in accordance with the respective bonus formula tables and (b) the amount that could be earned under the Net Debt Amount calculation at the “target” level or the “mid-point” range of the respective bonus formula tables as described above under “Regular Bonuses” in the Compensation Discussion and Analysis, provided that their final bonuses do not exceed $949,500 and $350,000 for the CEO and CFO, respectively. Based on the greater of both components of their respective “target” levels of the bonus formulas, the ROACE portion of the bonus formulas would be greater than the Net Debt portion for Mr. Sorsby. As a result, the total cash bonus payable to Mr. Sorsby at this level would be $350,000. Mr. Hovnanian’s ROACE calculation method would provide for a payment of 1.5% of pre-tax income and, because pre-tax income was not determinable at the time the fiscal 2010 bonus formula was established, no target amount is reflected for Mr. Hovnanian in the above table.

The maximum cash bonuses that could be earned by Messrs. Hovnanian and Sorsby for fiscal 2010 under either the ROACE calculation method or the Net Debt Amount calculation method were $949,500 and $350,000, respectively.

Regular Bonuses for COO.  As stated above under “Regular Bonuses” in the Compensation Discussion and Analysis, the fiscal 2010 bonus formula for Mr. Pellerito was based on his Group President role for the first quarter of fiscal 2010 and his COO role for the remaining three quarters of fiscal 2010. Consequently, the first row for Mr. Pellerito represents his prorated Group President bonus formula and the second row represents his prorated COO bonus formula.

Mr. Pellerito’s Group President bonus formula was based on profitability, return on inventory, customer satisfaction and mortgage capture. For purposes of the above table, Mr. Pellerito’s “threshold” performance level with respect to his Group President bonus formula is defined as when pre-tax profit is zero or lower and when the customer satisfaction and mortgage capture results have reached the minimum level required for payment. Based on the “threshold” level, Mr. Pellerito would have earned a total cash bonus of $7,207. Because Mr. Pellerito’s Group President bonus formula provided for a payment based on a percentage of pre-tax profit and, because pre-tax profit was indeterminable at the time the fiscal 2010 bonus formula was established, no target or maximum amount is reflected for Mr. Pellerito in the above table.

Mr. Pellerito’s COO bonus program was based on tailored personal objectives. For purposes of the above table, Mr. Pellerito’s “threshold” performance with respect to his COO bonus formula is defined as when the “threshold” achievement of the personal objectives established upon his appointment to COO is achieved. Based upon the “threshold” achievement of his personal objectives, Mr. Pellerito would have earned a total cash bonus of $62,500. For purposes of this table presentation, the “target” level is defined as when the “target” or a “substantial” percentage of the personal objectives established for Mr. Pellerito is achieved. Based upon the “target” achievement of his personal objectives, Mr. Pellerito would have earned a total cash bonus of $125,000. For purposes of this table presentation, the “maximum” level is defined as when all or an “outstanding” level of the personal objectives established for Mr. Pellerito are achieved. Based upon the “maximum” achievement of his personal objectives, Mr. Pellerito would have earned a total cash bonus of $187,500.

Regular Bonuses for the Chief Accounting Officer and General Counsel. As stated above under “Regular Bonuses” of the Compensation Discussion and Analysis, the fiscal 2010 bonus formulas for Messrs. Buchanan and Reinhart are based on both the ROACE calculation method and the “Meeting Personal Objectives” method, subject to a cap of 50% of the maximum percentages of base salary they could otherwise achieve under the personal objectives portion of their respective bonus formulas.

For purposes of the above table presentation, the “threshold” level is defined as when the ROACE percentage is at or below zero and the “threshold” achievement of the personal objectives established for Messrs. Buchanan and Reinhart at the beginning of the fiscal year as described above in the Compensation Discussion and Analysis under “Regular Bonuses” is achieved. Based on the “threshold” level, these NEOs would not have earned a bonus payout for fiscal 2010 based on the ROACE percentage and, based upon the “threshold” achievement of their personal objectives, Messrs. Buchanan and Reinhart each would have earned bonus payouts of 20% of their base salaries. As a result, for fiscal 2010, Messrs. Buchanan and Reinhart at “threshold” would have earned total cash bonuses of $57,400 and $61,500, respectively.

For purposes of this table presentation, the “target” level is defined as when the Company’s ROACE percentage is at 15% and if the “target” or a “substantial” percentage of the personal objectives established for Messrs. Buchanan and Reinhart at the beginning of the fiscal year is achieved. Since the payouts based on their respective “target” levels would exceed 50% of the maximum percentages of base salary they could otherwise achieve under the personal objectives portion of their respective bonus formulas, the bonuses for Messrs. Buchanan and Reinhart at this level would be capped at $86,100 and $61,500, respectively.

For purposes of this table presentation, the “maximum” level is defined as the maximum award earned under the ROACE calculation method and if all or an “outstanding” percentage of the personal objectives established for Messrs. Buchanan and Reinhart at the beginning of the fiscal year are achieved. The maximum bonus payable under the ROACE calculation is capped at a 25% ROACE level for Messrs. Buchanan and Reinhart. Since the payouts based on the maximum level would exceed 50% of the maximum percentages of base salary they could otherwise achieve under the personal objectives portion of their respective bonus formulas, the bonuses for Messrs. Buchanan and Reinhart at this level would be capped at $86,100 and $61,500, respectively.

(2)
Stock Options Awards.  These rows represent the number of stock options (not tied to any financial or personal objectives performance measure) awarded each NEO in fiscal 2010. Mr. Hovnanian’s stock option award was granted in the form of options to purchase shares of Class B Common Stock and the stock option awards for the remaining NEOs were granted in the form of options to purchase shares of Class A Common Stock.

(3)
LTIP.  The first row for each NEO represents the share portion of his LTIP award. Mr. Hovnanian’s share award was granted in the form of rights to receive shares of Class B Common Stock and the share portion of the LTIP awards for the remaining NEOs were granted in the form of rights to receive shares of Class A Common Stock. The second row represents the cash portion of each NEO’s LTIP award. As a multi-year plan, the Committee considered the annualized target value of the LTIP awards of: $996,908, 353,982, $294,985, $84,661 and $90,708 for Messrs. Hovnanian, Sorsby, Pellerito, Buchanan and Reinhart, respectively.

For purposes of the above table presentation, the “threshold” level is defined as when pre-tax profit is less than zero and when homebuilding debt is greater than $1.7 billion. The “target” level is defined as when pre-tax profit is $50 million and homebuilding debt is $1.6 billion. The “maximum” level is defined as when pre-tax profit is $100 million or greater and homebuilding debt is $1.4 billion or less. The maximum value of the LTIP shares as of the grant date is: $6,555,638, $2,400,002, $2,000,000, $358,747 and $384,374 for Messrs. Hovnanian, Sorsby, Pellerito, Buchanan and Reinhart, respectively.

As a condition of earning each portion of the LTIP award, except in the case of death, disability or qualified retirement (as defined below), the NEO must be employed through the vesting dates. In the event of death prior to the end of the performance period, the NEO’s beneficiary would be eligible for a pro rata award in January 2014 based on results for the full performance period and the number full months of service during the performance period. In the event of death following the end of the performance period, the NEO’s beneficiary would be eligible to receive any unpaid, earned portion of the award. In the event of termination due to disability prior to the end of the performance period, the NEO would be eligible to receive a pro rata award on the scheduled payout dates based on results for the full performance period and the number full months of service during the performance period. In the event of termination due to disability following the end of the performance period, the NEO would be eligible to receive any unpaid, earned portions of the award on the scheduled payout dates as if there was no termination of employment. In the event of a qualified retirement following the end of the performance period the NEO would be eligible to receive any unpaid, earned portions of the award on the scheduled payout dates as if there was no termination of employment. "Retirement" means termination of employment on or after age 60, or on or after age 58 with at least 15 years of "Service" to the Company and its subsidiaries immediately preceding such termination of employment. For this purpose, "Service" means the period of employment immediately preceding Retirement, plus any prior periods of employment with the Company and its subsidiaries of one or more years' duration, unless they were succeeded by a period of non-employment with the Company and its subsidiaries of more than three years' duration.

(4)
“Option Awards: Number of Securities Underlying Options” Column. This column discloses the number of stock options (not tied to any financial or personal objectives performance measure) awarded to an NEO in fiscal 2010. Mr. Hovnanian’s stock option award was granted in the form of options to purchase shares of Class B Common Stock and the awards for the remaining NEOs were granted in the form of options to purchase Class A Common Stock.

(5)	“Exercise or Base Price of Option Awards” Column. The option exercise price is the closing price per share of the Company’s Class A Common Stock on the NYSE on the day of the option grant.

(6)
“Grant Date Fair Value of Stock and Option Awards” Column. The grant date fair value of the stock option and LTIP awards was computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are set forth in Footnotes 3 and 15 to the Company’s audited financial statements for the fiscal year indicated in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and included in this Amendment. This value for options was calculated based on the Black-Scholes option pricing model in which the option fair value as of the grant date (June 11, 2010) was determined to be $3.77. The grant date fair value for LTIP awards is based upon the probable outcome of the performance conditions.

Outstanding Equity Awards at Fiscal 2010 Year-End

The following table shows all unexercised stock options, unvested deferred shares, and unvested restricted stock units held at the end of fiscal 2010 by the NEOs.

Outstanding Equity Awards at Fiscal 2010 Year-End

		OPTION AWARDS					STOCK AWARDS
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Shares of Stock that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or other Rights that have not vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or other Rights that have not vested ($)
Ara Hovnanian	03/13/01	250,000	—	—	$ 6.35	3/12/2011	—	—	—
	11/06/01	500,000	—	—	$ 5.58	11/5/2011	—	—	—
	11/13/02	600,000		—	$15.90	11/12/2012	—	—	—
	06/13/08	93,750	281,250	—	$ 6.46	6/12/2018	—	—	—
	06/12/09	—	750,000(2)	—	$ 2.55	6/11/2019	—	—	—
	06/11/10	—	375,000	—	$ 4.73	6/10/2020	—	— (3)	— (3)

J. Larry Sorsby	03/01/01	50,000	—	—	$ 5.35	2/28/2011	—	—	—
	11/06/01	50,000	—	—	$ 5.58	11/5/2011	—	—	—
	11/08/02	50,000		—	$16.35	11/7/2012	—	—	—
	06/13/08	18,750	56,250	—	$ 6.46	6/12/2018	—	—	—
	06/12/09	—	150,000(2)	—	$ 2.55	6/11/2019	—	—	—
	06/11/10	—	75,000	—	$ 4.73	6/10/2020	—	— (3)	— (3)

Thomas Pellerito	01/23/02	10,000	—	—	$ 9.99	1/22/2012	—	—	—
	01/23/03	20,000	—	—	$15.95	1/22/2013	—	—	—
	06/13/08	10,000	—	—	$ 6.46	6/12/2018	—	—	—
	06/12/09	35,000	—	—	$ 2.55	6/11/2019	—	—	—
	06/11/10	50,000	—	—	$ 4.73	6/10/2020	—	— (3)	— (3)

Paul Buchanan	03/18/02	15,000	—	—	$12.13	3/17/2012	—	—	—
	06/13/08	15,000	—	—	$ 6.46	6/12/2018	—	—	—
	06/12/09	25,000	—	—	$ 2.55	6/11/2019	—	—	—
	06/11/10	15,000	—	—	$ 4.73	6/10/2020	—	— (3)	— (3)

Peter Reinhart	03/18/02	15,000	—	—	$12.13	3/17/2012	—	—	—
	06/13/08	15,000	—	—	$ 6.46	6/12/2018	—	—	—
	06/12/09	25,000	—	—	$ 2.55	6/11/2019	—	—	—
	06/11/10	15,000	—	—	$ 4.73	6/10/2020	—	— (3)	— (3)

(1)
The options listed above that were granted prior to 2007 vest 25% per year beginning on the third anniversary of the date of grant except for Mr. Pellerito whose options granted prior to 2007 vested 25% per year beginning on the first anniversary of the date of grant. The options listed above that were granted after 2007 vest 25% per year beginning on the second anniversary of the date of grant; provided, however, that upon termination due to death, disability or retirement (as defined under “Stock Grants”), the options, to the extent not previously vested and exercised, shall immediately become fully vested and exercisable. Currently, Messrs. Pellerito, Buchanan and Reinhart are the only NEOs with option grants who qualify for accelerated vesting on the basis of retirement. All stock option grants were made in the form of Class A Common Stock except for the CEO whose grant was made in the form of Class B Common Stock.

(2)
Included in these numbers are 375,000 and 75,000 performance-based options for Mr. Hovnanian and Mr. Sorsby, respectively. These performance-based options follow the same time vesting schedule as standard stock options, provided that the Committee determines that (1) the Company’s EBITDA for fiscal 2009 is at least $200,000,000 greater than the Company’s EBITDA for fiscal 2008 and (2) the Company’s EBITDA for fiscal 2010 is at least $300,000,000 greater than the Company’s EBITDA for fiscal 2008. For this purpose, “EBITDA” is defined as the Company’s consolidated earnings before interest expense, income taxes, depreciation and amortization (but including inventory impairment loss and land option write-offs and gain on extinguishment of debt), determined in a manner consistent with the Company’s normal practices for quarterly press release financial reporting purposes. At the end of fiscal 2009, the Committee determined that the first performance hurdle was achieved since the Company’s EBITDA for fiscal 2009 was at least $200,000,000 greater than in fiscal 2008. At the end of fiscal 2010, the Committee determined that the second performance hurdle was achieved since the Company’s EBITDA for fiscal 2010 was at least $300,000,000 greater than in fiscal 2008.

(3)
Represents the number and value of shares underlying the LTIP awards granted on June 11, 2010. Because the performance period for the LTIP commenced on November 1, 2010, which was after the date of this table, the number and value of shares underlying the awards are based on threshold performance. At threshold performance, no shares would be paid out to the NEOs.

Option Exercises and Stock Vested in Fiscal 2010

The following table discloses information with respect to stock options exercised by the NEOs in fiscal 2010 and stock awards held by them that vested in fiscal 2010:

Option Exercises and Stock Vested in Fiscal 2010

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (3)
Ara K. Hovnanian	250,000	$376,250	—	—
J. Larry Sorsby	40,000	$60,050	—	—
Thomas J. Pellerito	—	—	834	$3,936
Paul W. Buchanan	15,000	$29,831	1,250	$5,925
Peter S. Reinhart	5,000	$8,094	1,250	$5,925

(1)	All exercised options were Class A Common Stock with expiration dates in fiscal 2010.

(2)	Based on the difference between the closing market price of the Company’s Class A Common Stock on the NYSE on the day of exercise of the option and the exercise price of the option.

(3)	Based on the closing market price of the Company's Class A Common Stock on the NYSE on the day of vesting.

Nonqualified Deferred Compensation for Fiscal 2010

The following table provides a summary of the NEOs’ participation in the Company’s nonqualified executive deferred compensation plan (“EDCP”) during fiscal 2010. Executives may defer both salary and performance-based bonus award payments under the EDCP. For Mr. Pellerito, Mr. Buchanan and Mr. Reinhart, the table also provides information regarding RSUs that were considered to have vested in a prior fiscal year due to their “retirement eligibility” because of age and/or years of service, but upon which the underlying shares of Class A Common Stock have not yet been delivered.

Nonqualified Deferred Compensation for Fiscal 2010

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year (1)	Aggregate Withdrawals/ Distributions (2)	Aggregate Balance at Last Fiscal Year (3)
Ara K. Hovnanian	—	—	$(303,353)	—	$3,085,530
J. Larry Sorsby	—	—	$(67,341)	—	$684,951
Thomas J. Pellerito	—	—	—	—	—
	—	—	$1,842	$3,936	$9,771
Paul W. Buchanan	—	—	$(14,394)	—	$146,409
	—	—	$2,350	$5,925	$9,775
Peter S. Reinhart	—	—	—	—	—
	—	—	$2,350	$5,925	$9,775

(1)
“Aggregate Earnings in Last Fiscal Year” Column. This column represents the unrealized earnings/(losses) of the EDCP’s total “account balance” as described in the narrative below. For Mr. Pellerito, Mr. Buchanan and Mr. Reinhart, the second row under their names represents earnings/(losses) on the undelivered portion of the shares of Class A Common Stock underlying their RSUs that had been considered vested in a prior fiscal year, which earnings/ (losses) have been “realized” only to the extent of the shares delivered during fiscal 2010. No such earnings are considered above-market or preferential and, accordingly, are not included in the Summary Compensation Table.

(2)
“Aggregate Withdrawals/Distribution” Column. This column represents the payouts or distributions to the NEOs of vested amounts of deferred compensation pursuant to their elections. For Mr. Pellerito, the second row under his name represents the value “realized” upon the delivery of the first 25% of the shares of Class A Common Stock underlying his RSUs that had been considered vested in a prior fiscal year, based upon the closing market price of the Company’s Class A Common Stock on the NYSE on the date of delivery. For Mr. Buchanan and Mr. Reinhart, the second row under their names represents the value “realized” upon the delivery of the second 25% of the shares of Class A Common Stock underlying their RSUs that had been considered vested in a prior fiscal year, based upon the closing market price of the Company’s Class A Common Stock on the NYSE on the date of delivery.

(3)
“Aggregate Balance at Last Fiscal Year” Column. This column represents the net balance of the NEOs’ EDCP accounts as of October 31, 2010 based on an aggregation of all sub-accounts (discussed below). The majority of such balances reflects executive and Company contributions that were included in Summary Compensation tables in previous years. For Mr. Pellerito, Mr. Buchanan and Mr. Reinhart, the second row under their names represents the market value of the remaining undelivered portion of the shares of Class A Common Stock underlying their RSUs that had been considered vested in a prior fiscal year, based upon the closing market price of the Company’s Class A Common Stock on the NYSE as of October 29, 2010, the last trading day prior to fiscal year-end. The grant date fair value of these shares ($16,144 for Mr. Pellerito and $53,625 each for Mr. Buchanan and Mr. Reinhart) is included in the Summary Compensation Table in a previous year.

Narrative to the Non-Qualified Deferred Compensation Table for Fiscal 2010

Total Account Balances

The EDCP’s total account balance is equal to the sum of (1) the “Deferral Account” balance, (2) the “Company Contribution Account” balance and (3) the “Deferred Share Deferral Account” balance. The “Deferral Account” balance amount includes that portion of a participant’s annual base salary, cash bonus and any “401(k) excess” contribution amount, as elected by the participant, that is deferred in accordance with the EDCP’s provisions. The “Company Contribution Amount” balance consists of the annual company matching contribution amounts under the plan. The “Deferred Share Deferral Account” balance includes the value of vested stock awarded under any Company stock incentive plan for which shares may have been deferred under the EDCP.

EDCP’s Election Options

In connection with the cash payments deferred under the EDCP, a participant may elect one or more of the “Measurement Funds” available under the EDCP, for the purpose of crediting or debiting additional amounts to his or her Account Balance:

Fund Class	Measurement Fund
Money Market	Vanguard Var Ins Money Market
Intermediate-Term Bond	PIMCO VIT Total Return Instl
High Yield Bond	Vanguard Var Ins High Yield Bond
Large Value	T. Rowe Price Equity Income
Large Growth	Vanguard Var Ins Capital Growth
Mid-Cap Growth	Invesco V.I. Dynamics I
Mid-Cap Growth	T. Rowe Price Mid-Cap Growth
Small Blend	Royce Capital Micro-Cap Inv
Small Growth	Vanguard Var Ins Small Co Growth
Foreign Large Growth	T. Rowe Price International Stock
Foreign Small/Mid Value	First Eagle Overseas Variable
Moderate Allocation	Vanguard Var Ins Balanced

Potential Payments upon Termination or Change-In-Control Table

The following table summarizes payments and benefits that would be payable to each of the NEOs in the event of their termination of employment or upon the occurrence of a change-in-control (“triggering event”). For purposes of this table, the effective date of termination is assumed to be October 29, 2010, the last business day of fiscal 2010.

Potential Payments upon Termination or Change-In-Control Table

Named Executive Officer	Voluntary Termination		Involuntary Termination			Change in Control
Form of Compensation	With or Without Good Reason	Normal Retirement	Without Cause	With Cause	Death or Disability	Without Termination
Ara K. Hovnanian Accelerated vesting of cash performance-based awards (1)	—	—	$949,500	—	$949,500	—
Accelerated vesting of equity awards (2)	—	—	—	—	$757,500	—
Contractual disability/death payment (3)	—	—	—	—	$10,000,000	—
Total	—	—	$949,500	—	$11,707,000	—

J. Larry Sorsby
Accelerated vesting of cash performance-based awards (1)	—	—	$350,500	—	$350,000	—
Accelerated vesting of equity awards (2)	—	—	—	—	$151,500	—
Contractual disability/death payment (3)	—	—	—	—	—	—
Total	—	—	$350,000	—	$501,500	—

Thomas J. Pellerito
Accelerated vesting of cash performance-based awards (1)	$232,298	$232,298	$232,298	—	$232,298	—
Accelerated vesting of equity awards (2)	$44,246	$44,246	$44,246	$44,246	$44,246	—
Contractual disability/death payment (3)	—	—	—	—	—	—
Total	$276,544	$276,544	$276,544	$44,246	$276,544	—

Paul W. Buchanan
Accelerated vesting of cash performance-based awards (1)	$86,100	$86,100	$86,100	—	$86,100	—
Accelerated vesting of equity awards (2)	$34,150	$34,150	$34,150	$34,150	$34,150	—
Contractual disability/death payment (3)	—	—	—	—	—	—
Total	$120,250	$120,250	$120,250	$34,150	$120,250	—

Peter S. Reinhart
Accelerated vesting of cash performance-based awards (1)	$61,500	$61,500	$61,500	—	$61,500	—
Accelerated vesting of equity awards (2)	$34,150	$34,150	$34,150	$34,150	$34,150	—
Contractual disability/death payment (3)	—	—	—	—	—	—
Total	$95,650	$95,650	$95,650	$34,150	$95,650	—

For purposes of this table presentation, consideration of the forms of compensation or additional payments or benefits to an NEO in the event of a triggering event include:

(1)
Accelerated vesting of cash performance-based awards.  According to the Company’s bonus program’s policies and procedures, the 2010 performance-based bonus award is considered earned only if he is on the payroll and employed by the Company on the scheduled date that it is paid. However, if an NEO’s termination were due to retirement on or after age 58, a reduction in force, position elimination, death or disability, the NEO would be eligible for a prorated payment through his termination date, less any amounts previously paid. The values in the table represent 100% of the NEOs’ fiscal 2010 bonuses that were payable no later than January 15, 2011.

(2)	Accelerated vesting of equity awards.

•
Option and Restricted Stock Unit Awards. Under circumstances other than death, disability or qualified retirement, any unvested stock options are cancelled in accordance with the Company’s stock option and restricted stock unit agreements. Because Mr. Pellerito, Mr. Buchanan, and Mr. Reinhart have reached certain age and/or service requirements specified in these agreements, any termination of employment would be considered a qualified retirement. The amounts in this table are calculated at the closing market price of the Company’s stock on October 29, 2010 ($3.56).

-Active.12254502.6

(3)	Contractual Disability and Death Payment.

•
Mr. Hovnanian’s contractual arrangement: In February 2006, the Company entered into an agreement with Mr. Hovnanian, which provides that in the event of his disability or death during his employment with the Company he (or his designated beneficiary, estate or legal representative) will be entitled to receive a lump sum payment of $10 million. This agreement replaced a pre-existing agreement in which Mr. Hovnanian (or his legal representative or estate) would have received, in the event of his disability or death during his employment with the Company, payments equal to the average of the sum of his annual base salary and the annual bonus amount earned by him in respect of the three full preceding calendar years.

For purposes of this table, the following programs were also considered.

•	Base salary continuation plan payments. The Company does not maintain such plans.

•	Contractual disability/death payments. Only Mr. Hovnanian has this arrangement, which is described under footnote (3) above.

•
Other perquisites and benefits. There are no existing severance arrangements or policies which would extend perquisites or other benefits to the NEOs upon a triggering event that would not otherwise be also available to any employee of the Company.

Non-Employee Director Compensation

The Committee annually reviews the compensation program for directors who are not employees of the Company and makes recommendations to the Board of Directors for their approval. The compensation program for non-employee Directors has not changed since fiscal 2005 except as discussed below. In fiscal 2006, the Committee reviewed a study of non-employee Director compensation involving the Company’s Peer Group prepared by PM&P. In December 2009, the Board of Directors approved the following non-employee Director compensation for fiscal 2010, which reflected no changes since fiscal 2005 except as discussed below:

•	Annual retainer of $40,000 with an additional retainer of $20,000 for each committee on which a Director serves (each paid 50% in cash and 50% in stock);

•
Annual grant of 5,000 stock options with an additional 2,000 stock options for each committee on which a Director serves (for fiscal 2009 and 2010, additional stock options were granted to non-employee Directors as discussed below); and

•	Meeting fees of $3,000 per board meeting held in person, $2,000 per telephonic board meeting, $5,000 per committee meeting held in person and $2,500 per telephonic committee meeting.

For fiscal 2009 and 2010, after consideration of the grant date fair value of stock option grants in comparison with historical grant values and information on general industry director compensation levels, as well as the added value and guidance the non-employee Directors provided in the strategic decisions concerning the Company’s capital structure and refinancing of the Company’s debt, the Committee recommended and the Board of Directors approved, additional stock option grants of 10,000 annual stock options and 4,000 stock options for each committee on which a Director serves. The total value of stock and stock option awards for fiscal 2010 approximates the median for general industry companies with similar revenue size.

For fiscal 2011, the Committee engaged PM&P to conduct an independent, comprehensive review of non-employee Director compensation, including a review of Director compensation for the Peer Group. Based on this review and after consideration of the compensation philosophy, the historical and marketplace compensation values and practices for Director compensation, as well as the anticipated Director time commitments and added value activities for fiscal 2011, the Committee recommended and the Board of Directors approved the continuation for fiscal 2011 of the annual retainers (cash and stock) and meeting fees at the same levels as fiscal 2010. These retainer and meeting fee levels have remain unchanged since fiscal 2005. The Committee will further review and determine the level of annual and committee stock option grants closer to the June 2011 grant date.

For additional information related to non-employee Director compensation, please also refer to the “Director Compensation for Fiscal 2010” table below.

In conjunction with promoting high ethical standards for the distribution of equity-based incentives, the Committee also established the second Friday in January of each year as the date for payment of the non-employee Director annual and committee retainers and the date for establishment of the stock price for purposes of calculation of the stock portion of the non-employee Director annual and committee retainers. The Committee also established the second Friday in June as the date of the annual stock option grant for all non-employee Directors of the Company, which is the same as the grant date for all employees. The Company’s practice of setting “fixed” equity award grant dates is designed to avoid the possibility that the Company could grant stock awards prior to the release of material, non-public information which is likely to result in an increase in its stock price, or delay the grant of stock awards until after the release of material, non-public information that is likely to result in a decrease in the Company’s stock price. Exercise prices of stock options were set at the closing price per share of the Company’s Class A Common Stock on the NYSE on the date the options were granted.

The Board of Directors of the Company adopted stock ownership guidelines, recommended by the Committee, which set forth minimum amounts of stock ownership, directly or beneficially, for the Company’s Directors. The guidelines provide that non-employee Directors are encouraged to achieve and maintain stock ownership amounts which equal 2x the total value of their annual retainer (which represents $80,000 in total or 4x the cash portion of the annual retainer) within 5 years after they become subject to the guidelines. On an annual basis, the Committee reviews adherence to the Company’s stock ownership guidelines, which are incorporated into the Company’s Corporate Governance Guidelines. The Company believes these guidelines further enhance the Company’s commitment to aligning the interests of non-employee Directors with those of its stockholders. All non-employee Directors are in compliance with these stock ownership guidelines.

The following table summarizes the compensation of the Company’s non-employee Directors related to their services in fiscal 2010.

Director Compensation for Fiscal 2010

Name	Fees Earned or Paid in Cash (1)	Stock Awards(2)	Options Awards(3)	Non-Equity Incentive Plan compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert B. Coutts	$75,001	$29,999	$79,170	—	—	—	$184,170
Edward A. Kangas	$173,003	$49,997	$124,410	—	—	—	$347,410
Joseph A. Marengi	$65,001	$29,999	$79,170	—	—	—	$174,170
John J. Robbins	$80,001	$29,999	$79,170	—	—	—	$189,170
Stephen D. Weinroth	$175,003	$49,997	$124,410	—	—	—	$349,410

(1)
“Fees Earned or Paid in Cash” Column. The amounts in this column represent the combined value of fiscal 2010 annual retainer and meeting fees paid in cash (including approximately 50% of the total annual retainer fee) as shown below. The remaining approximately 50% of the total annual retainer fee is paid in shares of the Company’s Class A Common Stock. For a full description of the annual retainer and meeting fees, share awards and stock option awards to non-employee directors, see the discussion preceding this table.

Total Fees Earned and Paid in Cash (Supplemental Table)

Name	FY10 Meeting Fees	FY10 Annual Retainer Fees Cash Payment (represents 50% of the total Annual Retainer Fees(a)	Cash Total
Robert B. Coutts	$45,000	$30,001	$75,001
Edward A. Kangas	$123,000	$50,003	$173,003
Joseph A. Marengi	$35,000	$30,001	$65,001
John J. Robbins	$50,000	$30,001	$80,001
Stephen D. Weinroth	$125,000	$50,003	$175,003

(a)	Subject to rounding.

(2)
“Stock Awards” Column. The amounts in this column represent the remaining 50% of the total annual retainer fee paid in shares of the Company’s Class A Common Stock for fiscal 2010 computed in accordance with FASB ASC Topic 718 as shown in the table below. The assumptions used in the calculation of these amounts are included in footnotes 3 and 15 to the Company’s audited financial statements for fiscal 2010 included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and included this Amendment.

Total Annual Retainer (Supplemental Table)

Name	FY10 Annual Retainer Fees Stock Payment (represents 50% of the total Annual Retainer Fees) (a) (b)	Number of Shares Represented	FY10 Annual Retainer Fees Cash Payment (represents 50% of the total Annual Retainer Fees); also shown in footnote (1) above (b)	Total Annual Retainer for Fiscal 2010
Robert B. Coutts	$29,999	7,481	$30,001	$60,000
Edward A. Kangas	$49,997	12,468	$50,003	$100,000
Joseph A. Marengi	$29,999	7,481	$30,001	$60,000
John J. Robbins	$29,999	7,481	$30,001	$60,000
Stephen D. Weinroth	$49,997	12,468	$50,003	$100,000

(a)	Non-employee Director stock awards have no vesting restrictions and are valued as of the closing market price of the Company's Class A Common Stock on the NYSE on the date of grant.

(b)	Subject to rounding.

(3)
“Option Awards” Column. The amounts in this column reflect options to purchase shares of Class A Common Stock awarded in fiscal 2010 and are based on the grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are set forth in footnotes 3 and 15 to the Company’s audited financial statements for fiscal 2010 included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and in this Amendment.

The following table discloses the grant date fair value (based on Black-Scholes option pricing model) for the total stock options granted to non-employee Directors in fiscal 2010:

Grant Date Fair Value for the Total Stock Options Granted to Non-Employee Directors in Fiscal 2010 (Supplemental Table)

Non-Employee Director	Number of Options Granted (as of June 11, 2010 grant date) (a)	Option Fair Value per Share At Grant Date	Total Grant Date Fair Value
Robert B. Coutts	21,000	$3.77	$79,170
Edward A. Kangas	33,000	$3.77	$124,410
Joseph A. Marengi	21,000	$3.77	$79,170
John J. Robbins	21,000	$3.77	$79,170
Stephen D. Weinroth	33,000	$3.77	$124,410

(a)
For fiscal 2010, non-employee Directors were granted 15,000 options to purchase shares of Class A Common Stock for serving on the Company’s Board of Directors and an additional 6,000 options to purchase shares of Class A Common Stock for each Board committee on which the non-employee director served.

The following table shows the total numbers of all unexercised stock options (exercisable and unexercisable) that each of the non-employee directors held at the end of fiscal 2010:

Outstanding Option Awards at Fiscal 2010 Year-End (Supplemental Table)

Name	Grant date (a)	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert B. Coutts	6/13/08	4,668	2,332	—	$6.46	6/12/18
	6/12/09	7,000	14,000	—	$2.55	6/11/19
	6/11/10	—	21,000	—	$4.73	6/10/20

Edward A. Kangas	6/13/08	7,334	3,666	—	$6.46	6/12/18
	6/12/09	11,000	22,000	—	$2.55	6/11/19
	6/11/10	—	33,000	—	$4.73	6/10/20

Joseph A. Marengi	6/13/08	4,668	2,332	—	$6.46	6/12/18
	6/12/09	7,000	14,000	—	$2.55	6/11/19
	6/11/10	—	21,000	—	$4.73	6/10/20

John J. Robbins	11/06/01	5,000	—	—	$5.58	11/05/11
	6/13/08	4,668	2,332	—	$6.46	6/12/18
	6/12/09	7,000	14,000	—	$2.55	6/11/19
	6/11/10	—	21,000	—	$4.73	6/10/20

Stephen D. Weinroth	11/06/01	10,000	—	—	$5.58	11/05/11
	6/13/08	7,334	3,666	—	$6.46	6/12/18
	6/12/09	11,000	22,000	—	$2.55	6/11/19
	6/11/10	—	33,000	—	$4.73	6/10/20

(a)
Stock options vest one-third per year beginning on the first anniversary of the date of grant. If prior to the stock option termination date the non-employee Director ceases to be a member of the Board of Directors due to death, disability or Retirement, the stock option, to the extent not previously vested and exercised, immediately becomes fully vested and exercisable and remains exercisable until the earlier of (1) the stock option termination date and (2) the first anniversary of the non-employee Director’s death, disability, or Retirement. “Retirement” is defined as termination as a member of the Board of Directors on or after age 60, or on or after age 58 with at least 15 years of Service to the Company immediately preceding such termination. All stock option grants were made in the form of Class A Common Stock.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 18, 2011, the outstanding voting securities of the Company consisted of 63,494,586 shares of Class A Common Stock, each share entitling the holder thereof to one vote, and 14,564,421 shares of Class B Common Stock, each share entitling the holder thereof to ten votes, or one vote, as the case may be. Other than as set forth in the table below, there are no persons known to the Company to be the beneficial owners of shares representing more than 5% of either the Company’s Class A Common Stock or Class B Common Stock.

The following table sets forth as of January 18, 2011 (1) the Class A Common Stock and Class B Common Stock of the Company beneficially owned by holders of more than 5% of either the Class A Common Stock or the Class B Common Stock of the Company and (2) the Class A Common Stock, Class B Common Stock and Depositary Shares of the Company beneficially owned by each Director, each nominee for Director, each executive officer named in the tables set forth under “Item 11 –  Executive Compensation” and all Directors and executive officers as a group:

	Class A Common Stock (1)		Class B Common Stock (1)		Depositary Shares (1)(3)
Directors, Nominees for Director, Certain Executive Officers, Directors and Executive Officers as a Group and Holders of More Than 5%	Amount and Nature of Beneficial Ownership	Percent of Class(2)	Amount and Nature of Beneficial Ownership	Percent of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Estate of Kevork S. Hovnanian (4)	7,567,392	11.92%	7,138,646	49.01%
Ara K. Hovnanian (5)	5,598,044	8.63%	1,082,665	7.39%
Paul W. Buchanan (6)	70,276	0.11%
Robert B. Coutts	44,086	0.07%
Edward A. Kangas	97,769	0.15%
Joseph A. Marengi	54,086	0.09%
Thomas J. Pellerito	1,034,999	1.63%
Peter S. Reinhart	78,386	0.12%			3,000	0.1%
Peter S. Reinhart as Trustee of the Sirwart Hovnanian 1994 Marital Trust (7)			5,210,091	35.77%
John J. Robbins	66,642	0.10%
J. Larry Sorsby	290,552	0.46%
Stephen D. Weinroth	138,269	0.22%	4,500	0.03%
All Directors and executive officers as a group (11 persons)	14,609,784	22.42%	13,435,902	91.66%	5,000	0.1%

(1)
The figures in the table with respect to Class A Common Stock do not include the shares of Class B Common Stock beneficially owned by the specified persons. Shares of Class B Common Stock are convertible at any time on a share for share basis to Class A Common Stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally attributes ownership to persons who have or share voting or investment power with respect to the relevant securities. Shares of Common Stock that may be acquired within 60 days upon exercise of outstanding stock options are deemed to be outstanding. Securities not outstanding, but included in the beneficial ownership of each such person, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Except as indicated in these footnotes, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all securities shown as beneficially owned by them. Shares of Class A Common Stock subject to options currently exercisable or exercisable within 60 days, whether or not in-the-money, include the following: A. Hovnanian (1,350,000), P. Buchanan (18,750), R. Coutts (11,667), E. Kangas (18,333), J. Marengi (11,667), T. Pellerito (32,500), P. Reinhart (18,750), J. Robbins (16,667), J. Sorsby (168,750), S. Weinroth (28,333), and all Directors and executive officers as a group (1,677,292). Shares of Class B Common Stock subject to options currently exercisable or exercisable within 60 days, whether or not in-the-money, include the following: A. Hovnanian (93,750).

On July 29, 2008, the Company’s Board of Directors declared a dividend of one Preferred Stock Purchase Right for each outstanding share of Class A and Class B Common Stock. The dividend was paid to stockholders of record on August 15, 2008. Subject to the terms, provisions and conditions of the Rights Plan, if the Preferred Stock Purchase Rights become exercisable, each Preferred Stock Purchase Right would initially represent the right to purchase from the Company one ten−thousandth of a share of Series B Junior Preferred Stock for a purchase price of $35.00. However, prior to exercise, a Preferred Stock Purchase Right does not give its holder any rights as a stockholder, including without limitation, any dividend, voting or liquidation rights.

(2)	Based upon the number of shares outstanding plus options currently exercisable or exercisable within 60 days held by each such Director, nominee, executive officer or holder.

(3)	Each Depositary Share represents 1/1,000th of a share of 7.625% Series A Preferred Stock.

(4)
Includes 7,127,392 shares of Class A Common Stock and 7,138,646 shares of Class B Common Stock held by the Executors of the Estate of Kevork S. Hovnanian, deceased. Ara K. Hovnanian is special purpose Executor with respect to investments in the Company, but such shares are not also included in his separate figures of beneficial ownership. Also, includes 440,000 shares of Class A Common Stock held in the name of Sirwart Hovnanian, wife of the Company’s deceased Chairman Kevork S. Hovnanian. The business address of each of the Executors is 110 West Front Street, P.O. Box 500, Red Bank, New Jersey 07701.

(5)
Includes 200,000 shares of Class A and 100,000 shares of Class B Common Stock held in a grantor retained annuity trust (the “AKH GRAT”) for which Ara K. Hovnanian is trustee, 372,116 shares of Class A Common Stock and 431,394 shares of Class B Common Stock held in family related trusts as to which Ara K. Hovnanian has shared voting power and shared investment power and 37,374 shares of Class A Common Stock and 142,274 shares of Class B Common Stock held by Mr. Hovnanian’s wife and children. Ara K. Hovnanian disclaims beneficial ownership of such shares, except to the extent of his potential pecuniary interest in the AKH GRAT and such other accounts and trusts.

(6)
Includes 49,026 shares of Class A Common Stock that are held jointly with Mr. Buchanan’s spouse, Gail R. Buchanan. Paul W. Buchanan and Gail R. Buchanan share voting and investment power with respect to such shares.

(7)
Includes 4,833,826 shares of Class B Common Stock held by the Kevork S. Hovnanian Family Limited Partnership, a Connecticut limited partnership (the “Limited Partnership”). Peter S. Reinhart, as trustee of the Sirwart Hovnanian 1994 Marital Trust (the “Marital Trust”), is the managing general partner of the Limited Partnership and as such has the sole power to vote and dispose of the shares of Class B Common Stock held by the Limited Partnership, as well as of the 376,265 shares of Class B Common Stock held directly by the Marital Trust. Mr. Reinhart disclaims beneficial ownership of the shares held by the Limited Partnership and the Marital Trust.

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

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Board has adopted a written Related Person Transaction Policy (the “Related Person Transaction Policy”) to assist it in reviewing, approving and ratifying related person transactions and to assist the Company in the preparation of related disclosures required by the SEC. This Related Person Transaction Policy supplements the Company’s other policies that may apply to transactions with related persons, such as the Company’s Corporate Governance Guidelines and its Code of Ethics.

The Related Person Transaction Policy provides that all Related Person Transactions (as defined in the Related Person Transaction Policy) covered by the Related Person Transaction Policy and involving a director, director nominees, executive officer or greater than 5% shareholder or an immediate family member of any such person are prohibited, unless approved or ratified by the disinterested members of the Board of Directors or the Corporate Governance and Nominating Committee. The Company’s employees, directors, director nominees, executive officers and their immediate family members are required to provide prompt and detailed notice of any purported Related Person Transaction to the Company’s General Counsel or Chief Financial Officer, who in turn must promptly forward such notice and information to the Chairperson of the Board of Directors or the Corporate Governance and Nominating Committee and will advise the Corporate Governance and Nominating Committee or disinterested directors as to whether the Related Person Transaction will be required to be disclosed in applicable regulatory filings. The Company’s General Counsel will document all non-reportable and reportable Related Person Transactions.

In reviewing Related Person Transactions for approval or ratification, the Corporate Governance and Nominating Committee or disinterested directors will consider the relevant facts and circumstances, including, without limitation: the commercial reasonableness of the terms;

•	the benefit and perceived benefit (or lack thereof) to the Company;

•	opportunity costs of alternate transactions;

•	the materiality and character of the related person’s direct or indirect interest, and the actual or apparent conflict of interest of the related person; and

•
with respect to a non-employee director or nominee, whether the transaction would compromise the director’s (1) independence under the NYSE rules and Rule 10A-3 of the Exchange Act, if such non-employee director serves on the Audit Committee; (2) independence under the Company’s Certificate of Incorporation; (3) status as an outside director under Section 162(m) of the Internal Revenue Code if such non-employee director serves on the Committee; or (4) status as a “non-employee director” under Rule 16b-3 of the Exchange Act if such non-employee director serves on the Committee.

The Corporate Governance and Nominating Committee or the disinterested directors will not approve or ratify a Related Person Transaction unless, after considering all relevant information, it has determined that the transaction is in, or is not inconsistent with, the Company’s best interests and the best interests of its shareholders.

Generally, the Related Person Transaction Policy applies to any current or proposed transaction in which:

•	the Company was or is to be a participant;

•	the amount involved exceeds $120,000; and

•	any related person had or will have a direct or indirect material interest.

A copy of our Related Person Transaction Policy is available as part of our Corporate Governance Guidelines on our website at www.khov.com under “Investors Relations/Corporate Governance.”

Related Person Transactions

The related transactions discussed below were entered into prior to the adoption of our Related Person Transaction Policy and were approved by the Board of Directors.

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

During the years ended October 31, 2010, 2009 and 2008, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board and Chief Executive Officer provided services to the Company totaling $1.3 million, $1.7 million, and $2.6 million, respectively. Neither the Company nor our Chairman of the Board and Chief Executive Officer has or had a financial interest in the relative’s company from which the services were provided.

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

The following transaction was reviewed and approved by the Corporate Governance and Nominating Committee in accordance with our Related Person Transaction Policy:

During the year ended October 31, 2010, a real estate development firm owned by Mazin Kalian, a relative of our Chairman of the Board and Chief Executive Officer, provided consulting services to the Company totaling $155,000, which amount included significant travel related expenses. The consulting services consisted primarily of negotiations, community design and cost analysis with respect to a potential joint venture.

Director Independence

The Board of Directors has determined that Messrs. Coutts, Kangas, Marengi, Robbins and Weinroth are independent as defined under the Company’s Certificate of Incorporation and the NYSE rules.

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Deloitte & Touche LLP in each of fiscal 2010 and 2009 for professional services rendered for the audit of our consolidated financial statements, for the reviews of the unaudited condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods during fiscal 2010 and 2009, the audit of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010 and 2009, or for services normally provided by our independent registered public accounting firm in connection with statutory or regulatory filings or engagements, including comfort and consent letters in connection with SEC filings and financing transactions, were $2,511,000 and $2,761,000, respectively. The aggregate fees billed by Ernst & Young LLP in each of fiscal 2010 and 2009 for these audit services were $70,000 and $370,000, respectively.

Audit-Related Fees

The aggregate fees billed by Deloitte & Touche LLP in each of fiscal 2010 and 2009 for assurance and related services that were reasonably related to performance of the audit or review of the Company’s consolidated financial statements and that are not reported under “Audit Fees” above were $2,000 and $3,000, respectively. These services consisted of employee benefit plan audits, and accounting consultation. The aggregate fees billed by Ernst & Young LLP in each of fiscal 2010 and 2009 for these audit-related services were zero and $271,000, respectively.

Tax Fees

The aggregate fees billed by Deloitte & Touche LLP in each of fiscal 2010 and 2009 for professional services rendered for tax compliance, tax advice and tax planning were $22,000 and $536,000, respectively. The aggregate fees billed by Ernst & Young LLP in each of fiscal 2010 and 2009 for these tax services were $22,000 and $185,000, respectively.

All Other Fees

There were no fees billed for products and services provided by Deloitte & Touche LLP or by Ernst & Young LLP in either of fiscal 2010 and 2009 other than the services described above.

Pre-Approval Policies and Procedures

All of the services covered under the captions “Audit Fees,” “Audit-Related Fees”, “Tax Fees” and “All Other Fees” were pre-approved by the Audit Committee pursuant to the pre-approval policy described below under “Audit and Non-Audit Services Pre-Approval Policy.”

Policies & Procedures Established By Audit Committee

In accordance with SEC regulations, the Audit Committee has established procedures for the appointment, compensation, retention and oversight of the independent registered public accounting firm engaged to prepare or issue an audit report or other audit, review, or attest services. The Company’s independent registered public accounting firm reports directly to the Audit Committee, and the Audit Committee is responsible for the resolution of disagreements between such firm and management regarding financial reporting.

In fiscal year 2003, the Audit Committee established whistle blowing procedures as required by Section 301 of the Sarbanes-Oxley Act of 2002 and Section 303A.07(c)(iii) of the NYSE Corporate Governance Rules. These procedures are discussed in the Company’s Code of Ethics (Section IV.G.) which is available on the Company’s public website at www.khov.com under “Investor Relations/Corporate Governance.”

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee has also established procedures for the pre-approval of audit and permitted non-audit services provided by an independent registered public accounting firm. The Company’s “Audit and Non-Audit Services Pre-Approval Policy” (“Pre-Approval Policy”) was most recently reviewed and approved by the Audit Committee at its meeting held on October 15, 2010.

As set forth in the Pre-Approval Policy, audit services require specific approval by the Audit Committee, except for certain services that have received general pre-approval by the Audit Committee.

In accordance with the Pre-Approval Policy, the Audit Committee annually reviews and pre-approves the services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval from the Audit Committee. Prior to establishing the list of pre-approved services, the Audit Committee determines if the Company’s independent registered public accounting firm is an effective provider of services. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations. For fiscal year 2011, there are four categories of services that have received general pre-approval by the Audit Committee: Audit, Audit-Related, Tax and All Other Services and the pre-approved dollar amount for such services may not exceed $100,000 per engagement.

The Audit Committee may delegate to one or more of its members the authority to approve in advance all significant audit or permitted non-audit services to be provided by the independent registered public accounting firm, so long as decisions are presented to the full Audit Committee at its next scheduled meeting.

-Active.12254502.6

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

10(a)	First Lien Pledge Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(14)
10(b)	First Lien Security Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(14)
10(c)	Form of Intellectual Property Security Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(14)
10(d)	Intercreditor Agreement dated as of May 27, 2008.(23)
10(e)	First Amendment, dated as of October 20, 2009, to the Intercreditor Agreement dated as of May 27, 2008.(14)
10(f)	Second Lien Pledge Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(24)
10(g)	Second Lien Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(24)
10(h)	First Amendment, dated as of October 20, 2009, to the Second Lien Pledge Agreement dated as of May 27, 2008.(25)
10(i)	First Amendment, dated as of October 20, 2009, to the Second Lien Security Agreement dated as of May 27, 2008.(25)
10(j)	Intellectual Property Security Agreement, relating to the 11 1/2% Senior Secured Notes due 2013, dated as of May 27, 2008.(23)
10(k)	Intercreditor Agreement dated as of December 3, 2008.(12)
10(l)	First Amendment, dated as of October 20, 2009, to the Intercreditor Agreement dated as of December 3, 2008.(14)
10(m)	Third Lien Pledge Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(12)
10(n)	Third Lien Security Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(12)
10(o)	Intellectual Property Security Agreement, relating to the 18.0% Senior Secured Notes due 2017, dated as of December 3, 2008.(12)
10(p)	First Amendment, dated as of October 20, 2009, to the Third Lien Pledge Agreement dated as of December 3, 2008.(25)
10(q)	First Amendment, dated as of October 20, 2009 to the Third Lien Security Agreement dated as of December 3, 2008.(25)
10(r)*	Description of Nonemployee Director Compensation.(1)
10(s)*	Base Salaries of Executive Officers.(29)
10(t)*	Form of Nonqualified Stock Option Agreement (Class A shares).(25)
10(u)*	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(v)*	1983 Stock Option Plan (as amended and restated).(17)
10(w)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(x)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(21)
10(y)*	Executive Deferred Compensation Plan as amended and restated on December 19, 2008.(8)
10(z)*	Amended and Restated Senior Executive Short-Term Incentive Plan.(26)
10(aa)*	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006.(9)
10(bb)*	Form of Hovnanian Deferred Share Policy for Senior Executives.(8)
10(cc)*	Form of Hovnanian Deferred Share Policy.(8)
10(dd)*	Form of Nonqualified Stock Option Agreement (Class B shares).(8)
10(ee)*	Form of Incentive Stock Option Agreement.(8)
10(ff)*	Form of Stock Option Agreement for Directors.(8)
10(gg)*	Form of Restricted Share Unit Agreement.(8)
10(hh)*	Form of Incentive Stock Option Agreement.(27)
10(ii)*	Form of Restricted Share Unit Agreement.(27)
10(jj)*	Form of Performance Vesting Incentive Stock Option Agreement.(27)
10(kk)*	Form of Performance Vesting Nonqualified Stock Option Agreement.(27)
10(ll)*	Form of Restricted Share Unit Agreement for Directors.(25)
10(mm)*	Form of Long Term Incentive Program Award Agreement (Class A Shares).(28)
10(nn)*	Form of Long Term Incentive Program Award Agreement (Class B Shares).(28)
12	Statements re Computation of Ratios.(29)
21	Subsidiaries of the Registrant.(29)
23(a)	Consent of Deloitte & Touche LLP.
23(b)	Consent of Ernst & Young LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

*	Management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008(No. 001-08551) of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on November 7, 2003.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)	Incorporated by reference to Exhibits to Registration Statement (No. 333-107164) on Form S-4 of the Registrant.

(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed December 9, 2008.

(6)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2004 (No. 001-08551) of the Registrant.

(7)	Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.

(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 (No. 001-08551) of the Registrant.

(9)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (No. 001-08551) of the Registrant.

(10)	Incorporated by reference to Exhibits to Registration Statement (No. 333-89976) on Form S-4 of the Registrant.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on July 13, 2005.

(12)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on December 8, 2008.

(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (No. 001-08551).

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on October 26, 2009.

(15)	Incorporated by reference to Exhibits to Registration Statement (No. 333-115742) on Form S-4 of the Registrant.

(16)	Incorporated by reference to definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010.

(17)	Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registration on Schedule 14A filed on February 19, 2008.

(18)	Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.

(19)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on February 27, 2006.

(20)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on June 15, 2006.

(21)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 (No. 001-08551), of the Registrant.

(22)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008

(23)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed June 2, 2008.

(24)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed December 21, 2009.

(25)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2009 (No. 001-08551), of the Registrant.

(26)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on March 22, 2010.

(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (No. 001-08551), of the Registrant.

(28)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (No. 001-08551), of the Registrant.

(29)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2010 (No. 001-08551), of the Registrant, originally filed on December 22, 2010.

-Active.12254502.6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
By:	/s/ ARA K. HOVNANIAN Ara K. Hovnanian Chairman of the Board, Chief Executive Officer, and President January 25, 2011

-Active.12254502.6

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES

No schedules have been prepared because the required information of such schedules is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and notes thereto.

-Active.12254502.6

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2010, based on the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 25, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Parsippany, NJ
January 25, 2011

-Active.12254502.6

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

/s/Ernst & Young, LLP

New York, New York
December 23, 2008

-Active.12254502.6

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

-Active.12254502.6

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

-Active.12254502.6

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

-Active.12254502.6

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

-Active.12254502.6

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2010	October 31, 2009	October 31, 2008
Cash flows from operating activities:
Net income (loss)	$2,588	$(716,712)	$(1,124,590)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,576	18,527	18,426
Goodwill and intangible amortization and impairment	-	-	36,883
Compensation from stock options and awards	8,706	13,218	25,247
Stock option cancellations	-	15,687	-
Amortization of bond discounts and deferred financing costs	5,051	15,479	8,668
Excess tax payments from share-based payments	-	-	6,312
(Gain) loss on sale and retirement of property and assets	(69)	487	(2,262)
(Income) loss from unconsolidated joint ventures	(956)	46,041	36,600
Distributions of earnings from unconsolidated joint ventures	2,251	4,093	7,461
Gain on extinguishment of debt	(25,047)	(410,185)	-
Deferred income taxes	-	-	105,302
Inventory impairment and land option write-offs	135,699	659,475	710,120
Decrease (increase) in assets:
Mortgage notes receivable	(16,780)	21,056	91,963
Restricted cash, receivables, prepaids, deposits, and other assets	40,400	(74,293)	88,745
Inventories	(27,726)	354,676	666,372
State and federal income tax assets	-	126,826	(46,440)
Increase (decrease) in liabilities:
State and federal income tax liabilities	(44,444)	62,354	-
Customers’ deposits	(9,291)	(9,865)	(36,545)
Accounts payable, accrued interest and other accrued liabilities	(50,471)	(156,592)	(130,196)
Net cash provided by (used in) operating activities	32,487	(29,728)	462,066
Cash flows from investing activities:
Proceeds from sale of property and assets	474	1,069	3,835
Purchase of property, equipment, and other fixed assets and acquisitions	(2,456)	(750)	(5,238)
Investment in and advances to unconsolidated joint ventures	(5,262)	(32,185)	(16,837)
Distributions of capital from unconsolidated joint ventures	7,228	11,959	16,601
Net cash used in investing activities	(16)	(19,907)	(1,639)
Cash flows from financing activities:
Proceeds (payments) from mortgages and notes	3,463	(2,368)	-
Net proceeds from Senior Secured Notes	-	752,046	571,941
Net (payments) relating to revolving credit facility	-	-	(221,632)
Net payments related to mortgage warehouse lines of credit	17,786	(28,934)	(86,342)
Deferred financing cost from note issuances	(1,656)	-	-
Principal payments and debt repurchases	(111,576)	(1,092,473)	(13,338)
Excess tax payments from share-based payment	-	-	(6,312)
Proceeds from sale of stock and employee stock plan	-	-	127,079
Net cash (used in) provided by financing activities	(91,983)	(371,729)	371,396
Net (decrease) increase in cash and cash equivalents	(59,512)	(421,364)	831,823
Cash and cash equivalents balance, beginning of year	426,692	848,056	16,233
Cash and cash equivalents balance, end of year	$367,180	$426,692	$848,056
Supplemental disclosures of cash flows:
Cash paid (received) during the period for:
Income taxes	$(253,425)	$(145,443)	$(98,176)

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

-Active.12254502.6

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

Average interest rates and average balances outstanding under the revolving credit facility (as in effect at such year end) are as follows:

(Dollars in thousands)	October31, 2009	October31, 2008
Average monthly outstanding borrowings	$25,000	$171,350
Average interest rate during period	5.0%	7.0%
Average interest rate at end of period(1) (2)	0.0%	0.0%
Maximum outstanding at any month end	$100,000	$344,375

(1)	Average interest rate at the end of the period excludes any charges on unused loan balances.
(2)
Not applicable as there was no amount outstanding at October31, 2010, 2009 and 2008. We terminated our then existing amended credit facility on October 20, 2009, in connection with the issuance of our senior secured first lien notes.

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

Subsequent to the issuance of our consolidated financial statements for the year ended October 31, 2010, we determined that the disclosure of assets as of October 31, 2010 for our Northeast and Mid-Atlantic segments contained a misclassification. We have corrected the amounts previously presented for assets for the Northeast and Mid-Atlantic segments of $537.7 million and $96.3 million, respectively, to $456.5 million and $177.5 million, respectively. We believe the correction is not material to our previously issued consolidated financial statements. The correction has no impact on our consolidated balance sheets as of October 31, 2010 and 2009, or consolidated statements of operations and related income (loss) per common share amounts, consolidated statements of cash flows or consolidated statements of equity for the years ended October 31, 2010, 2009 and 2008.

-Active.12254502.6

Financial information relating to operations of our segments was as follows:

	Year Ended October 31,
(In thousands)	2010	2009	2008
Revenues:
Northeast	$298,713	$364,876	$704,723
Mid-Atlantic	282,052	297,706	513,719
Midwest	93,358	117,308	211,587
Southeast	93,493	119,779	632,050
Southwest	393,639	422,808	610,045
West	178,480	234,740	577,228
Total homebuilding	1,339,735	1,557,217	3,249,352
Financial services	31,973	35,550	52,219
Corporate and unallocated	134	3,523	6,540
Total revenues	$1,371,842	$1,596,290	$3,308,111
(Loss) income before income taxes:
Northeast	$(92,605)	$(341,147)	$(114,416)
Mid-Atlantic	(4,762)	(85,817)	(142,249)
Midwest	(13,226)	(24,390)	(37,415)
Southeast	(11,219)	(67,891)	(146,406)
Southwest	23,192	(60,777)	(101,470)
West	(61,769)	(304,539)	(524,701)
Total homebuilding	(160,389)	(884,561)	(1,066,657)
Financial services	8,899	6,255	16,652
Corporate and unallocated	(143,792)	206,287	(118,043)
Loss before income taxes	$(295,282)	$(672,019)	$(1,168,048)

	October 31,
(In thousands)	2010	2009
Assets:
Northeast	$456,544	$559,257
Mid-Atlantic	177,503	200,908
Midwest	47,818	54,560
Southeast	58,765	60,441
Southwest	206,001	191,495
West	195,808	163,710
Total homebuilding	1,142,439	1,230,371
Financial services	101,795	84,280
Corporate and unallocated	573,326	709,926
Total assets	$1,817,560	$2,024,577

-Active.12254502.6

	October 31,
(In thousands)	2010	2009
Investments in and advances to unconsolidated joint ventures:
Northeast	$16,437	$15,824
Mid-Atlantic	12,568	14,152
Midwest	4,432	4,593
Southeast	4,528	6,146
Southwest	35	545
West	-	-
Total investments in and advances to unconsolidated joint ventures	$38,000	$41,260

	Year Ended October 31,
(In thousands)	2010	2009	2008
Homebuilding interest expense:
Northeast	$27,105	$28,566	$35,769
Mid-Atlantic	16,572	18,452	20,739
Midwest	3,807	3,712	5,882
Southeast	5,570	8,050	14,628
Southwest	13,927	23,914	20,462
West	17,896	23,639	48,854
Total homebuilding	84,877	106,333	146,334
Corporate and unallocated	97,482	94,136	30,002
Financial services interest expense (income)	-	42	(79)
Total interest expense, net	$182,359	$200,511	$176,257

	Year Ended October 31,
(In thousands)	2010	2009	2008
Depreciation and goodwill and intangible amortization and impairment:
Northeast	$1,167	$1,533	$3,402
Mid-Atlantic	474	577	16,926
Midwest	1,609	3,671	1,790
Southeast	356	1,196	5,084
Southwest	340	503	16,207
West	832	1,009	1,156
Total homebuilding	4,778	8,489	44,565
Financial services	447	489	521
Corporate and unallocated	7,351	9,549	10,222
Total depreciation and goodwill and intangible amortization and impairment	$12,576	$18,527	$55,308

	Year Ended October 31,
(In thousands)	2010	2009	2008
Net additions to operating properties and equipment:
Northeast	$426	$41	$275
Mid-Atlantic	-	34	39
Midwest	290	170	1,946
Southeast	-	122	922
Southwest	19	-	-
West	-	22	595
Total homebuilding	735	389	3,777
Financial services	-	11	133
Corporate and unallocated	1,721	350	1,328
Total net additions to operating properties and equipment	$2,456	$750	$5,238

-Active.12254502.6

	Year Ended October 31,
(In thousands)	2010	2009	2008
Equity in (losses) earnings from unconsolidated joint ventures:
Northeast	$(29)	$(31,156)	$2,069
Mid-Atlantic	(391)	(3,866)	(10,748)
Midwest	390	(1,808)	(15,836)
Southeast	322	(4,359)	(6,908)
Southwest	664	(4,824)	(37)
West	-	(28)	(5,140)
Total equity in earnings (losses) from unconsolidated joint ventures	$956	$(46,041)	$(36,600)

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

-Active.12254502.6

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

15. Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors (the Committee) or its delegee in accordance with the stock option plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted prior to May 14, 1998 vest in three equal installments on the first, second and third anniversaries of the date of the grant. Options granted on or after May 14, 1998 and before June 8, 2007 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Options granted on or after June 8, 2007 generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. Certain Southeast Region associates were granted and held options to purchase the stock from the acquired company prior to the January 23, 2001 acquisition. These options vest in three installments: 25% on the first and second anniversary and 50% on the third anniversary of the date of the grant. In connection with the acquisition, the options were exchanged for options to purchase the Company’s Class A Common Stock. All options expire 10 years after the date of the grant. During the year ended October 31, 2010, each of the five outside directors of the Company was granted options to purchase between 21,000 and 33,000 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key employees, except the outside directors’ options vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

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

-Active.12254502.6

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

-Active.12254502.6

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2010

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$14,498	$334,551	$1,165,877	$200,839		$$1,715,765
Financial services			4,435	97,360		101,795
Investments in and amounts due to and from consolidated subsidiaries	(330,310)	2,061,186	(2,202,568)	148,845	322,847	-
Total assets	$(315,812)	$2,395,737	$(1,032,256)	$447,044	$322,847	$1,817,560
Liabilities and equity:
Homebuilding	$1,458		$$401,567	$4,463		$$407,488
Financial services			4,271	85,514		89,785
Notes payable		1,640,144	171			1,640,315
Income taxes payable	21,298		(3,388)			17,910
Stockholders’ (deficit) equity	(338,568)	755,593	(1,434,877)	356,437	322,847	(338,568)
Non-controlling interest in consolidated joint ventures				630		630
Total liabilities and equity	$(315,812)	$2,395,737	$(1,032,256)	$447,044	$322,847	$1,817,560

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2009

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets:
Homebuilding	$14,752	$449,096	$1,285,699	$190,750		$$1,940,297
Financial services			5,885	78,395		84,280
Investments in and amounts due to and from consolidated subsidiaries	(308,706)	2,067,571	(1,573,827)	(209,735)	24,697	-
Total assets	$(293,954)	$2,516,667	$(282,243)	$59,410	$24,697	$2,024,577
Liabilities and equity:
Homebuilding		$$469	$454,718	$7,761		$$462,948
Financial services			5,651	64,713		70,364
Notes payable		1,777,658	121			1,777,779
Income taxes payable	55,644		6,710			62,354
Stockholders’ (deficit) equity	(349,598)	738,540	(749,443)	(13,794)	24,697	(349,598)
Non-controlling interest in consolidated joint ventures				730		730
Total liabilities and equity	$(293,954)	$2,516,667	$(282,243)	$59,410	$24,697	$2,024,577

-Active.12254502.6

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2010

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$20	$(350)	$1,340,887	$4,272	$(4,960)	$1,339,869
Financial services			6,353	25,620		31,973
Intercompany charges		128,383	(190,616)	(228)	62,461	-
Total revenues	20	128,033	1,156,624	29,664	57,501	1,371,842
Expenses:
Homebuilding	8,638	173,709	1,473,481	(11,332)	25,557	1,670,053
Financial services	505		5,182	17,905	(518)	23,074
Total expenses	9,143	173,709	1,478,663	6,573	25,039	1,693,127
Gain on extinguishment of debt		25,047				25,047
(Loss) income from unconsolidated joint ventures			(1,023)	1,979		956
(Loss) income before income taxes	(9,123)	(20,629)	(323,062)	25,070	32,462	(295,282)
State and federal income taxes	(309,922)		12,052			(297,870)
Equity in (loss) income from subsidiaries	(298,211)				298,211	-
Net income (loss)	$2,588	$(20,629)	$(335,114)	$25,070	$330,673	$2,588

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2009

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$19	$3,438	$1,560,198	$2,044	$(4,959)	$1,560,740
Financial services			7,743	27,807		35,550
Intercompany charges		209,599	(251,402)	(3,597)	45,400	-
Total revenues	19	213,037	1,316,539	26,254	40,441	1,596,290
Expenses:
Homebuilding	26,309	632,640	1,954,821	1,231	(11,843)	2,603,158
Financial services	639		6,570	22,635	(549)	29,295
Total expenses	26,948	632,640	1,961,391	23,866	(12,392)	2,632,453
Gain on extinguishment of debt		409,929	256			410,185
Loss from unconsolidated joint ventures			(9,782)	(36,259)		(46,041)
(Loss) income before income taxes	(26,929)	(9,674)	(654,378)	(33,871)	52,833	(672,019)
State and federal income taxes	44,693	(3,386)	50,932	(11,919)	(35,627)	44,693
Equity in (loss) income from subsidiaries	(645,090)				645,090	-
Net (loss) income	$(716,712)	$(6,288)	$(705,310)	$(21,952)	$733,550	$(716,712)

-Active.12254502.6

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2008

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding		$$6,131	$3,249,757	$4		$$3,255,892
Financial services			9,454	42,765		52,219
Intercompany charges		192,414	194,627		(387,041)	-
Total revenues		198,545	3,453,838	42,769	(387,041)	3,308,111
Expenses:
Homebuilding		3,918	4,592,952	26	(192,904)	4,403,992
Financial services			8,290	27,277		35,567
Total expenses		3,918	4,601,242	27,303	(192,904)	4,439,559
(Loss) income from unconsolidated joint ventures			(36,630)	30		(36,600)
(Loss) income before income taxes		194,627	(1,184,034)	15,496	(194,137)	(1,168,048)
State and federal income taxes	(43,458)	68,119	(46,313)	2,683	(24,489)	(43,458)
Equity in (loss) income from subsidiaries	(1,168,048)				1,168,048	-
Net (loss) income	$(1,124,590)	$126,508	$(1,137,721)	$12,813	$998,400	$(1,124,590)

-Active.12254502.6

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2010

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,588	$(20,629)	$(335,114)	$25,070	$330,673	$2,588
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(24,192)	47,439	4,978	332,347	(330,673)	29,899
Net cash (used in) provided by operating activities	(21,604)	26,810	(330,136)	357,417	-	32,487
Net cash used in investing activities			(1,146)	1,130		(16)
Net cash (used in) provided by financing activities		(113,232)	3,463	17,786		(91,983)
Intercompany investing and financing activities - net	21,604	6,385	330,591	(358,580)		-
Net (decrease) increase in cash	-	(80,037)	2,772	17,753	-	(59,512)
Cash and cash equivalents balance, beginning of period	10	292,407	(15,584)	149,859		426,692
Cash and cash equivalents balance, end of period	$10	$212,370	$(12,812)	$167,612	$-	$367,180

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2009

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(716,712)	$(6,288)	$(705,310)	$(21,952)	$733,550	$(716,712)
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(197,982)	(542,328)	2,158,974	1,870	(733,550)	686,984
Net cash (used in) provided by operating activities	(914,694)	(548,616)	1,453,664	(20,082)	-	(29,728)
Net cash (used in) investing activities			(6,310)	(13,597)		(19,907)
Net cash (used in) financing activities		(340,427)	(2,368)	(28,934)		(371,729)
Intercompany investing and financing activities - net	914,687	334,955	(1,444,620)	194,978	-	-
Net (decrease) increase in cash	(7)	(554,088)	366	132,365	-	(421,364)
Cash and cash equivalents balance, beginning of period	17	846,495	(15,950)	17,494		848,056
Cash and cash equivalents balance, end of period	$10	$292,407	$(15,584)	$149,859	$ -	$426,692

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2008

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,124,590)	$126,508	$(1,137,721)	$12,813	$998,400	$(1,124,590)
Adjustments to reconcile net income to net cash provided by (used in) operating activities	172,245	(121,575)	2,325,289	209,097	(998,400)	1,586,656
Net cash (used in) provided by operating activities	(952,345)	4,933	1,187,568	221,910	-	462,066
Net cash (used in) provided by investing activities			(1,672)	33		(1,639)
Net cash provided by (used in) financing activities	126,237	387,634	(56,133)	(86,342)		371,396
Intercompany investing and financing activities - net	825,999	421,935	(1,124,488)	(123,446)		-
Net (decrease) increase in cash	(109)	814,502	5,275	12,155	-	831,823
Cash and cash equivalents balance, beginning of period	126	31,993	(21,225)	5,339		16,233
Cash and cash equivalents balance, end of period	$17	$846,495	$(15,950)	$17,494	$ -	$848,056

22. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2010 and 2009, is as follows:

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2010	July 31, 2010	April 30, 2010	January 31, 2010
Revenues	$353,012	$380,600	$318,585	$319,645
Expenses	406,725	415,868	362,987	371,848
Inventory impairment loss and land option write-offs	80,588	48,959	1,186	4,966
Gain on extinguishment of debt		5,256	17,217	2,574
Income (loss) from unconsolidated joint ventures	1,809	(871)	391	(373)
Loss before income taxes	(132,492)	(79,842)	(27,980)	(54,968)
State and federal income tax (benefit) provision	(379)	(6,988)	654	(291,157)
Net (loss) income	$(132,113)	$(72,854)	$(28,634)	$236,189
Per share data:
Basic:
(Loss) income per common share	$(1.68)	$(0.92)	$(0.36)	$3.01
Weighted-average number of common shares outstanding	78,779	78,763	78,668	78,553
Assuming dilution: (Loss) income per common share	$(1.68) $(0.92)		$(0.36)	$2.97
Weighted-average number of common shares outstanding	78,779 78,763		78,668	79,536

-Active.12254502.6

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2009	July 31, 2009	April 30, 2009	January 31, 2009
Revenues	$437,393	$387,114	$397,999	$373,784
Expenses	522,788	465,492	486,338	498,360
Inventory impairment loss and land option write-offs	137,970	101,130	310,194	110,181
(Loss) gain on extinguishment of debt	(17,619)	37,016	311,268	79,520
Loss from unconsolidated joint ventures	(7,821)	(5,537)	(10,094)	(22,589)
Loss before income taxes	(248,805)	(148,029)	(97,359)	(177,826)
State and federal income tax provision	1,964	20,883	21,262	584
Net loss	$(250,769)	$(168,912)	$(118,621)	$(178,410)
Per share data:
Basic and assuming dilution:
Loss per common share	$(3.21)	$(2.16)	$(1.50)	$(2.29)
Weighted average number of common shares outstanding	78,067	78,065	79,146	78,043

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

-Active.12254502.6

Exhibit 23 (a)

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the following Registration Statements of our reports dated January 25, 2011, relating to the consolidated financial statements of Hovnanian Enterprises, Inc. and subsidiaries, and the effectiveness of Hovnanian Enterprises, Inc.’s internal control over financial reporting appearing in this Amendment No. 1 to the Annual Report on Form 10-K/A of Hovnanian Enterprises, Inc. for the year ended October 31, 2010.

1.
Registration Statements Nos. 333-113758, 333-106756, and 333-92977 on Form S-8 pertaining to the Amended and Restated 2008 Stock Incentive Plan (which superseded and replaced the 1999 Stock Incentive Plan), and Senior Executive Short-Term Incentive Plan, as amended and restated, of Hovnanian Enterprises, Inc.,

2.	Registration Statement Nos. 333-56972, 033-36098, and 002-92773 on Form S-8 pertaining to the 1983 Stock Option Plan as amended and restated of Hovnanian Enterprises, Inc.;

3.	Registration Statement No. 333-56640 on Form S-8 pertaining to the Employee Stock Option Plan of Washington Homes; and

4.	Registration Statement No. 333-171349 on Form S-3 of Hovnanian Enterprises, Inc.

/s/Deloitte & Touche LLP

Parsippany, New Jersey
January 25, 2011

-Active.12254502.6

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

3.	Registration Statement (Form S-8 No. 333-56640) pertaining to the Employee Stock Option Plan of Washington Homes, and

4.	Registration Statement No. 333-171349 on Form S-3 of Hovnanian Enterprises, Inc,

of our report dated December 23, 2008, with respect to the consolidated financial statements of Hovnanian Enterprises, Inc. included in this Amendment to the Annual Report (Form 10-K/A)  for the year ended October 31, 2010.

/s/Ernst & Young, LLP

New York, New York
January 25, 2011