Form 10-Q
period 2011-01-31
HOVNANIAN ENTERPRISES INC
filed 2011-03-04
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For quarterly period ended JANUARY 31, 2011
OR

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

N/A  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  77,962,543 shares of Class A Common Stock and 14,562,064 shares of Class B Common Stock were outstanding as of March 1, 2011.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX	PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of January 31,
2011 (unaudited) and October 31, 2010	3

Condensed Consolidated Statements of Operations (unaudited) for	5
the three months ended January 31, 2011 and 2010

Condensed Consolidated Statement of Equity
(unaudited) for the three months ended January 31, 2011	6

Condensed Consolidated Statements of Cash Flows (unaudited)
for the three months ended January 31, 2011 and 2010	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	57

Item 4. Controls and Procedures	58

PART II. Other Information
Item 1. Legal Proceedings	58

Item 1A. Risk Factors	58

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	59

Item 6. Exhibits	60

Signatures	62

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	January 31, 2011	October 31, 2010
ASSETS	(Unaudited)	(1)

Homebuilding:
Cash and cash equivalents	$311,032	$359,124

Restricted cash	105,579	108,983

Inventories:
Sold and unsold homes and lots under development	652,742	591,729

Land and land options held for future
development or sale	275,686	348,474

Consolidated inventory not owned:
Specific performance options	15,626	21,065
Variable interest entities	-	32,710
Other options	4,120	7,962

Total consolidated inventory not owned	19,746	61,737

Total inventories	948,174	1,001,940

Investments in and advances to unconsolidated
joint ventures	57,818	38,000

Receivables, deposits, and notes	51,224	61,023

Property, plant, and equipment – net	60,938	62,767

Prepaid expenses and other assets	85,333	83,928

Total homebuilding	1,620,098	1,715,765

Financial services:
Cash and cash equivalents	5,344	8,056
Restricted cash	4,023	4,022
Mortgage loans held for sale	37,643	86,326
Other assets	2,975	3,391

Total financial services	49,985	101,795

Total assets	$1,670,083	$1,817,560

(1)  Derived from the audited balance sheet as of October 31, 2010.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	January 31, 2011	October 31, 2010
LIABILITIES AND EQUITY	(Unaudited)	(1)

Homebuilding:
Nonrecourse land mortgages	$20,946	$4,313
Accounts payable and other liabilities	269,377	319,749
Customers’ deposits	14,201	9,520
Nonrecourse mortgages secured by operating properties	20,435	20,657
Liabilities from inventory not owned	18,239	53,249

Total homebuilding	343,198	407,488

Financial services:
Accounts payable and other liabilities	14,314	16,142
Mortgage warehouse line of credit	24,072	73,643

Total financial services	38,386	89,785

Notes payable:
Senior secured notes	784,978	784,592
Senior notes	711,662	711,585
Senior subordinated notes	120,170	120,170
Accrued interest	32,953	23,968

Total notes payable	1,649,763	1,640,315

Income taxes payable	40,035	17,910

Total liabilities	2,071,382	2,155,498

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $.01 par value - authorized 100,000
shares; issued 5,600 shares with a liquidation
preference of $140,000 at January 31, 2011
and at October 31, 2010	135,299	135,299
Common stock, Class A, $.01 par value – authorized
200,000,000 shares; issued 75,189,506 shares at
January 31, 2011 and 74,809,683 shares at
October 31, 2010 (including 11,694,720
shares at January 31, 2011 and
October 31, 2010 held in Treasury)	752	748
Common stock, Class B, $.01 par value (convertible
to Class A at time of sale) – authorized
30,000,000 shares; issued 15,255,969 shares at
January 31, 2011 and 15,256,543 shares at
October 31, 2010 (including 691,748 shares at
January 31, 2011 and October 31, 2010 held in Treasury)	153	153
Paid in capital - common stock	464,579	463,908
Accumulated deficit	(887,561)	(823,419)
Treasury stock - at cost	(115,257)	(115,257)

Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(402,035)	(338,568)

Noncontrolling interest in consolidated joint ventures	736	630

Total equity deficit	(401,299)	(337,938)

Total liabilities and equity	$1,670,083	$1,817,560

(1) Derived from the audited balance sheet as of October 31, 2010.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended January 31,
	2011	2010
Revenues:
Homebuilding:
Sale of homes	$235,885	$309,353
Land sales and other revenues	9,588	2,686

Total homebuilding	245,473	312,039
Financial services	7,094	7,606

Total revenues	252,567	319,645

Expenses:
Homebuilding:
Cost of sales, excluding interest	201,430	259,816
Cost of sales interest	15,626	19,848
Inventory impairment loss and land option
write-offs	13,525	4,966

Total cost of sales	230,581	284,630

Selling, general and administrative	40,207	43,072

Total homebuilding expenses	270,788	327,702

Financial services	5,470	5,395

Corporate general and administrative	15,008	16,213

Other interest	23,985	25,607

Other operations	887	1,897

Total expenses	316,138	376,814

Gain on extinguishment of debt	-	2,574

Loss from unconsolidated joint ventures	(992)	(373)

Loss before income taxes	(64,563)	(54,968)

State and federal income tax (benefit) provision:
State	665	171
Federal	(1,086)	(291,328)

Total income taxes	(421)	(291,157)

Net (loss) income	$(64,142)	$236,189

Per share data:
Basic:
(Loss) income per common share	$(0.82)	$3.01
Weighted-average number of common
shares outstanding	78,598	78,553

Assuming dilution:
(Loss) income per common share	$(0.82)	$2.97
Weighted-average number of common
shares outstanding	78,598	79,536

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In Thousands Except Share Amounts)
(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance, November 1, 2010	63,114,963	$748	14,564,795	$153	5,600	$135,299	$463,908	$(823,419)	$(115,257)	$630	$(337,938)

Stock options, amortization and issuances	379,249	4					1,311				1,315

Restricted stock amortization, issuances and forfeitures							(640)				(640)

Conversion of Class B to Class A Common Stock	574		(574)

Changes in noncontrolling interest in consolidated joint ventures										106	106

Net loss								(64,142)			(64,142)

Balance, January 31, 2011	63,494,786	$752	14,564,221	$153	5,600	$135,299	$464,579	$(887,561)	$(115,257)	$736	$(401,299)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Three Months Ended
	January 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(64,142)	$236,189
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation	2,319	3,386
Compensation from stock options and awards	1,940	2,364
Amortization of bond discounts and deferred financing costs	1,309	1,227
Gain on sale and retirement of property
and assets	(293)	(119)
Loss from unconsolidated joint ventures	992	373
Distributions of earnings from unconsolidated joint ventures	525	1,697
Gain on extinguishment of debt	-	(2,574)
Inventory impairment and land option write-offs	13,525	4,966
Decrease in assets:
Mortgage loans held for sale	48,683	22,976
Restricted cash, receivables, prepaids, deposits and
other assets	11,077	10,881
Inventories	30,095	26,076
(Decrease) increase in liabilities:
State and Federal income tax liabilities	22,125	(291,334)
Customers’ deposits	4,681	(3,955)
Accounts payable, accrued interest and other accrued liabilities	(70,359)	(63,523)
Net cash provided by (used in) operating activities	2,477	(51,370)
Cash flows from investing activities:
Proceeds from sale of property and assets	360	150
Purchase of property, equipment, and other fixed assets and acquisitions	(267)	(371)
Investments in and advances to unconsolidated
joint ventures	(2,379)	(989)
Distributions of capital from unconsolidated joint ventures	698	816
Net cash used in investing activities	(1,588)	(394)
Cash flows from financing activities:
(Payments) proceeds from mortgages and notes	(2,122)	3,450
Net payments related to mortgage
warehouse lines of credit	(49,571)	(22,593)
Deferred financing cost from note issuances	-	(448)
Principal payments and debt repurchases	-	(22,273)
Net cash used in financing activities	(51,693)	(41,864)
Net decrease in cash and cash equivalents	(50,804)	(93,628)
Cash and cash equivalents balance, beginning
of period	367,180	426,692
Cash and cash equivalents balance, end of period	$316,376	$333,064

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Three Months Ended
	January 31,
	2011	2010
Supplemental disclosures of cash flow:
Cash (received) paid during the period for:
Income taxes	$(22,520)	$177

Supplemental disclosure of noncash financing activities:

In the first quarter of fiscal 2011, our partner in a land development joint venture transferred its interest in the venture to us.  The consolidation resulted in increases in inventory and non-recourse land mortgages of $9.5 million and $18.5 million, respectively, and a decrease in other liabilities of $9.0 million.

See notes to Condensed Consolidated Financial Statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Hovnanian Enterprises, Inc. and Subsidiaries (the "Company”, “we”, “us” or “our”) has reportable segments consisting of six Homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and the Financial Services segment (see Note 15).

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts and those of all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.  Certain immaterial prior year amounts have been reclassified to conform to the current year presentation.

1.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended October 31, 2010.  In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and cash flows.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements.  Results for interim periods are not necessarily indicative of the results which might be expected for a full year.  The balance sheet at October 31, 2010 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2.  For the three months ended January 31, 2011 and 2010, the Company’s total stock-based compensation expense was $1.9 million and $2.4 million, respectively.  Included in this total stock-based compensation expense was the vesting of stock options of $1.3 million for both the three months ended January 31, 2011 and 2010.

3.  Interest costs incurred, expensed and capitalized were:

	Three Months Ended January 31,
(In thousands)	2011	2010

Interest capitalized at
beginning of period	$136,288	$164,340
Plus interest incurred(1)	37,827	40,141
Less cost of sales interest expensed	(15,626)	(19,848)
Less other interest expensed(2)(3)(4)	(23,985)	(25,607)
Interest capitalized at end of period(5)	$134,504	$159,026

(1)           Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)	Our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, and therefore, the portion of interest not covered by qualifying assets is expensed.
(3)	Interest on completed homes and land in planning, which does not qualify for capitalization is expensed.

(4)
Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Three Months Ended January 31,
(In thousands)	2011	2010
Other interest expensed	$23,985	$25,607
Interest paid by our mortgage and finance subsidiaries	582	323
Increase in accrued interest	(8,985)	(6,757)
Cash paid for interest, net of capitalized interest	$15,582	$19,173

(5)
We have incurred significant inventory impairments in recent years, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts above are shown gross before allocating any portion of the impairments to capitalized interest.

4.  Accumulated depreciation at January 31, 2011 and October 31, 2010 amounted to $74.7 million and $73.0 million, respectively, for our homebuilding property, plant and equipment.

5.  We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the three months ended January 31, 2011, our discount rates used for the impairments recorded ranged from 18.0% to 19.8%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  We recorded impairment losses, which are included in the Condensed Consolidated Statement of Operations line entitled "Homebuilding – inventory impairment loss and land option write-offs", and deducted from inventory, of $6.8 million and $3.3 million for the three months ended January 31, 2011 and 2010, respectively.

The following table represents inventory impairments by homebuilding segment for the three months ended January 31, 2011 and 2010:

	Three Months Ended	Three Months Ended
(Dollars in millions)	January 31, 2011	January 31, 2010

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	2	$5.4	$17.9	1	$2.6	$4.7
Mid-Atlantic	1	0.3	1.4	1	0.3	0.6
Midwest	-	-	-	-	-	-
Southeast	-	-	-	5	0.4	1.0
Southwest	-	-	-	-	-	-
West	1	1.1	5.5	-	-	-
Total	4	$6.8	$24.8	7	$3.3	$6.3

(1)  Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

We also record losses for the write-offs of options, and approval, engineering and capitalized interest costs when we redesign communities and/or abandon certain engineering costs or we do not exercise options because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk.  Total aggregate write-offs were $6.7 million and $1.7 million for the three months ended January 31, 2011 and 2010, respectively.  Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  These recoveries have not been significant in comparison to the total cost written off.

The following table represents write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three months ended January 31, 2011 and 2010:

	Three Months Ended
	January 31,
	2011		2010
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	989	$3.1	259	$1.6
Mid-Atlantic	252	0.4	11	-
Midwest	132	-	-	(0.1)
Southeast	983	0.2	-	0.1
Southwest	68	-	-	0.1
West	143	3.0	-	-
Total	2,567	$6.7	270	$1.7

We have decided to mothball (or stop development on) certain communities where we have determined the current market conditions do not justify further investment at this time.  When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.  During the first quarter of fiscal 2011, we did not mothball any communities but re-activated three previously mothballed communities and sold two previously mothballed communities.  As of January 31, 2011, the net book value associated with our 53 total mothballed communities was $167.1 million, net of impairment charges of $542.8 million.

6.  We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure.  We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer.  In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general, and administrative costs.  For homes delivered in fiscal 2011 and 2010, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims.  For bodily injury claims, our deductible per occurrence in 2011 and 2010 is $0.1 million up to a $5 million limit.  Our aggregate retention in 2011 is $21 million for construction defect, warranty and bodily injury claims.  Our aggregate retention in 2010 was $21 million for construction defect and warranty claims, and $20 million for bodily injury claims.  Additions and charges in the warranty reserve and general liability reserve for the three months ended January 31, 2011 and 2010 are as follows:

	Three Months Ended
	January 31,
(In thousands)	2011	2010

Balance, beginning of period	$125,268	$127,869
Additions	7,488	9,902
Charges incurred	(9,567)	(7,227)
Balance, end of period	$123,189	$130,544

Warranty accruals are based upon historical experience.  We engage a third-party actuary that uses our historical warranty data and other industry data to assist us to estimate our reserves for unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs.  The estimates include provisions for inflation, claims handling, and legal fees.

Insurance claims paid by our insurance carriers were $11.4 million and $5.3 million for the three months ended January 31, 2011 and 2010, respectively, for prior year deliveries.

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

We have been notified by the New York State Department of Environmental Conservation that it is seeking a civil penalty from us in connection with notices of violation for allegedly failing to comply with a storm water permit at an incomplete project in the state of New York; and the New Jersey Department of Environmental Protection has contacted us regarding violations it asserts occurred when one of our contractors demolished a structure in New Jersey prior to obtaining a storm water permit.  Although we do not know the final outcomes, we believe any penalties and any other impacts of these two matters will not have a material adverse effect on us.

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

8.  Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased.  Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts.  We believe we help to mitigate this risk by depositing our cash in major financial institutions.  At January 31, 2011, $287.7 million of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.

9.  In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder.  Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $86.3 million and $89.5 million of letters of credit outstanding as of January 31, 2011 and October 31, 2010, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2011 and October 31, 2010, the amount of cash collateral in these segregated accounts was $88.3 million and $92.3 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with Citibank, N.A. (“Citibank Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 5, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable upon the sale of each mortgage loan to a permanent investor at LIBOR plus 4.00%.  We believe that we will be able to extend the Citibank Master Repurchase Agreement beyond its expiration date, but there can be no assurance of such extension.  As of January 31, 2011, the aggregate principal amount of all borrowings under the Citibank Master Repurchase Agreement was $18.8 million.

In addition to the Citibank Master Repurchase Agreement discussed above, K. Hovnanian Mortgage has a secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $25 million through July 18, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at LIBOR floor of 2.00% plus applicable margin ranging from 2.50% to 3.00% based on the takeout investor and type of loan.  We believe that we will be able to extend the Chase Master Repurchase Agreement beyond its expiration date, but there can be no assurance of such extension.  As of January 31, 2011, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $5.3 million.

Both the Citibank Master Repurchase Agreement and the Chase Master Repurchase Agreement require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the two agreements, we do not consider any of these covenants to be substantive or material. As of January 31, 2011, we believe we were in compliance with the covenants of the Citibank Master Repurchase Agreement and the Chase Master Repurchase Agreement.

10.  At January 31, 2011, we had $797.2 million ($785.0 million net of discount) of outstanding senior secured notes, comprised of $0.5 million 11 1/2% Senior Secured Notes due 2013, $785.0 million 10 5/8% Senior Secured Notes due 2016 and $11.7 million 18% Senior Secured Notes due 2017.  At January 31, 2011, we also had $713.2 million of outstanding senior notes ($711.7 million net of discount), comprised of $35.5 million 8% Senior Notes due 2012, $54.4 million 6 1/2% Senior Notes due 2014, $29.2 million 6 3/8% Senior Notes due 2014, $52.7 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017.  In addition, we had $120.2 million of outstanding senior subordinated notes, comprised of $66.7 million 8 7/8% Senior Subordinated Notes due 2012, and $53.5 million 7 3/4% Senior Subordinated Notes due 2013.  During February 2011, we issued new senior notes and tangible equity units as well as repurchased certain senior and senior subordinated notes in tender offers for such notes.  We also called for redemption all of such notes not tendered in the tender offers.  See Note 21 for more detail on these transactions.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary (see Note 20).  The indentures governing the senior secured, senior and senior subordinated notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the senior secured, senior, and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2011, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions, or otherwise or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016.  At January 31, 2011, the aggregate book value of the real property collateral securing these notes was approximately $757.5 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $273.3 million as of January 31, 2011, which includes $88.3 million of restricted cash also collateralizing certain letters of credit.  Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

Basic earnings per share is computed by dividing net income or (loss) (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period.  Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.  For the three months ended January 31, 2011, 0.6 million incremental shares attributed to non-vested stock and outstanding options to purchase common stock were excluded from the computation of diluted EPS because we had a net loss for the period, and any incremental shares would not be dilutive. In addition, shares related to out-of-the money stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS were 4.6 million for the three months ended January 31, 2011, because to do so would have been anti-dilutive for the period presented.  For the three months ended January 31, 2010, diluted earnings per common share was computed using the weighted average number of shares outstanding adjusted for the 0.6 million incremental shares attributed to non-vested stock and outstanding options to purchase common stock, but excluded 3.5 million shares related to out-of-the money stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There have been no purchases during the three months ended January 31, 2011.  As of January 31, 2011, 3.4 million shares of Class A Common Stock have been purchased under this program.

During February 2011, we issued an aggregate of 13,512,500 shares of Class A Common Stock.  See Note 21 for more detail on this transaction.

12.  On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000.  Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three months ended January 31, 2011 and 2010, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in the indentures governing our senior secured, senior and senior subordinated notes discussed above.  We anticipate we will be restricted from paying dividends for the foreseeable future.

13.  On August 4, 2008, we announced that our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain income tax assets primarily associated with net operating loss carryforwards (“NOL”) and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a Special Meeting of stockholders held on December 5, 2008. Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of our stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to: (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our stock; (ii) increase the percentage of our stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new "public group" (as defined in the applicable Treasury Regulations).

14.  On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss to previously profitable years that were not available for carryback prior to the new tax legislation.  We recorded the impact of the carryback of $291.3 million in the three months ended January 31, 2010.  We received $274.1 million in the second quarter of fiscal 2010 and the remaining $17.2 million in the three months ended January 31, 2011.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover the deferred tax assets. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry during 2009, 2010 and the first quarter of 2011, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of January 31, 2011.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred taxes amounted to $833.0 million and $811.0 million at January 31, 2011 and October 31, 2010, respectively.  The valuation allowance increased during the three months ended January 31, 2011 primarily due to additional reserves recorded for the federal tax benefits related to the losses incurred during the period.

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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended
	January 31,
(In thousands)	2011	2010

Revenues:
Northeast	$45,341	$69,461
Mid-Atlantic	46,422	67,023
Midwest	14,090	23,432
Southeast	15,521	24,785
Southwest	91,393	82,548
West	32,749	44,479
Total homebuilding	245,516	311,728
Financial services	7,094	7,606
Corporate and unallocated	(43)	311
Total revenues	$252,567	$319,645

(Loss) income before income taxes:
Northeast	$(14,638)	$(10,221)
Mid-Atlantic	(3,159)	599
Midwest	(1,926)	(2,240)
Southeast	(3,020)	(2,188)
Southwest	5,403	3,891
West	(8,614)	(5,873)
Homebuilding loss before income taxes	(25,954)	(16,032)
Financial services	1,624	2,211
Corporate and unallocated	(40,233)	(41,147)
Loss before income taxes	$(64,563)	$(54,968)

	January 31,	October 31,
(In thousands)	2011	2010

Assets:
Northeast	$435,562	$456,544
Mid-Atlantic	198,242	177,503
Midwest	48,183	47,818
Southeast	67,232	58,765
Southwest	185,949	206,001
West	158,116	195,808
Total homebuilding	1,093,284	1,142,439
Financial services	49,985	101,795
Corporate and unallocated	526,814	573,326
Total assets	$1,670,083	$1,817,560

16.  The Company enters into land and lot option purchase contracts to procure land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company's discretion.

Certain option purchase contracts result in the creation of a variable interest in the entity that owns the land parcel under option. In June 2009, the FASB revised its guidance regarding the determination of a primary beneficiary of a variable interest entity.  The revisions were effective for the Company as of November 1, 2010 and amend the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power to direct the significant activities of the entity and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the entity.   The revised guidance also increased the required disclosures about a reporting entity's involvement with variable interest entities. The Company has determined it did not have the power to direct the activities that most significantly impact such entities' economic performance, therefore, all of the variable interest entities that were previously reported as consolidated inventory not owned on the Company's balance sheets were deconsolidated which reduced, as of November 1, 2010, Consolidated inventory not owned and Liabilities from inventory not owned by $32.7 million.

We will continue to secure land and lots using options, some of which are with variable interest entities. Including deposits on our unconsolidated variable interest entities, at January 31, 2011, we had total cash and letters of credit deposits amounting to approximately $28.4 million to purchase land and lots with a total purchase price of $717.4 million.  The maximum exposure to loss with respect to our land and lot options is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

During the three months ended January 31, 2011, we entered into a joint venture agreement to acquire a portfolio of homebuilding projects, including land we previously owned in the consolidated group. We sold the land we owned to the joint venture for net proceeds of $36.1 million, which was equal to our basis in the land at that time, and recorded an investment in unconsolidated joint ventures of $19.7 million for our interest in the venture.  Separately, during the three months ended January 31, 2011, our partner in a land development joint venture transferred its interest in the venture to us.  The consolidation resulted in increases in inventory and non-recourse land mortgages of $9.5 million and $18.5 million, respectively, and a decrease in other liabilities of $9.0 million.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(Dollars in thousands)		January 31, 2011
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$21,646	$324	$21,970
Inventories	306,308	15,790	322,098
Other assets	20,317	643	20,960
Total assets	$348,271	$16,757	$365,028

Liabilities and equity:
Accounts payable and accrued liabilities	$14,190	$12,455	$26,645
Notes payable	200,107	21	200,128
Total liabilities	214,297	12,476	226,773
Equity of:
Hovnanian Enterprises, Inc.	48,950	2,147	51,097
Others	85,024	2,134	87,158
Total equity	133,974	4,281	138,255
Total liabilities and equity	$348,271	$16,757	$365,028
Debt to capitalization ratio	60%	0%	59%

(Dollars in thousands)		October 31, 2010
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$17,538	$161	$17,699
Inventories	247,790	73,864	321,654
Other assets	20,321		20,321
Total assets	$285,649	$74,025	$359,674

Liabilities and equity:
Accounts payable and accrued liabilities	$19,076	$17,266	$36,342
Notes payable	159,715	36,791	196,506
Total liabilities	178,791	54,057	232,848
Equity of:
Hovnanian Enterprises, Inc.	29,208	2,510	31,718
Others	77,650	17,458	95,108
Total equity	106,858	19,968	126,826
Total liabilities and equity	$285,649	$74,025	$359,674
Debt to capitalization ratio	60%	65%	61%

As of January 31, 2011 and October 31, 2010, we had advances outstanding of approximately $13.9 million and $13.5 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above.  On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $57.8 million and $38.0 million at January 31, 2011 and October 31, 2010, respectively.  In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  During the first three months of fiscal 2011, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures sustained an other than temporary impairment during that period.

	For the Three Months Ended January 31, 2011
(In thousands)	Homebuilding	Land Development	Total

Revenues	$23,031	$4,894	$27,925
Cost of sales and expenses	(24,905)	(4,739)	(29,644)
Joint venture net (loss) income	$(1,874)	$155	$(1,719)
Our share of net (loss) income	$(1,002)	$143	$(859)

	For the Three Months Ended January 31, 2010
In thousands)	Homebuilding	Land Development	Total

Revenues	$21,711	$6,271	$27,982
Cost of sales and expenses	(21,294)	(3,124)	(24,418)
Joint venture net income	$417	$3,147	$3,564
Our share of net income (loss)	$9	$(441)	$(432)

Loss from unconsolidated joint ventures is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the loss of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the loss from these unconsolidated joint ventures disclosed in the tables above for the three months ended January 31, 2011 and January 31, 2010 compared to the Condensed Consolidated Statements of Operations is due primarily to one joint venture that had net income for which we do not get any share of the profit because of the cumulative equity position of the joint venture, the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures.  Our ownership interests in the joint ventures vary but are generally 50% or less.  In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture.  In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing, however, most of our more recently established joint ventures have not obtained any financing, therefore the capital is all equity for these joint ventures.  Generally, the amount of such financing is targeted to be no more than 50% of the joint venture’s total assets.  However, because of impairments realized in the joint ventures the average debt to capitalization ratio of all our joint ventures is currently 59%.  Financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a variable interest entity under ASC 810-10 "Consolidation – Overall" due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

18.  Recent Accounting Pronouncements - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in our second quarter of fiscal 2010, except for the Level 3 activity disclosures, which are effective for us in fiscal 2012. The adoption of this guidance, which is related to disclosure only, did not (with respect to Levels 1 and 2) and will not (with respect to Level 3 activity) have a material impact on our consolidated financial statements.

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

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at January 31, 2011	Fair Value at October 31, 2010

Mortgage loans held for sale (1)	Level 2	$36,378	$85,358
Interest rate lock commitments	Level 2	11	79
Forward contracts	Level 2	(212)	(254)
		$36,177	$85,183

(1)  The aggregate unpaid principal balance was $36.1 million and $84.1 million at January 31, 2011 and October 31, 2010, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments” (“ASC 825”), which permits us to measure financial instruments at fair value on a contract-by-contract basis.  Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.  In addition, the fair value of servicing rights is included in the Company’s loans held for sale as of January 31, 2011.  Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.  Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

For the financial instruments measured at fair value, gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss).  The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended January 31, 2011
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$(967)	$(69)	$41

	Three Months Ended January 31, 2010
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$(473)	$6	$116

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2011.  The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Non-financial Assets

		Three Months Ended
		January 31, 2011

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$12,132	$(2,204)	$9,928
Land and land options held for future development or sale	Level 3	$12,714	$(4,575)	$8,139
		$24,846	$(6,779)	$18,067

		Three Months Ended
		January 31, 2010

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$1,642	$(629)	$1,013
Land and land options held for future development or sale	Level 3	$4,629	$(2,620)	$2,009
		$6,271	$(3,249)	$3,022

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the three months ended January 31, 2011, our discount rates used for the impairments recorded ranged from 18.0% to 19.8%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

The Financial Services segment had a pipeline of loan applications in process of $204.1 million at January 31, 2011.  Loans in process for which interest rates were committed to the borrowers totaled approximately $32.1 million as of January 31, 2011.  Substantially all of these commitments were for periods of 60 days or less.  Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure.  These instruments involve, to varying degrees, elements of credit and interest rate risk.  Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards.  The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts.  At January 31, 2011, the segment had open commitments amounting to $20.5 million to sell MBS with varying settlement dates through March 21, 2011.

Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse land and operating properties mortgages, letter of credit agreements and facilities, mortgage warehouse line of credit, accrued interest, and the senior secured, senior and senior subordinated notes payable.  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  The fair value of each of the senior secured, senior and senior subordinated notes is estimated based on recent trades for the same or similar issues or the quoted market prices on the current rates offered to us for debt of the same remaining maturities.  The fair value of the senior secured, senior and senior subordinated notes is estimated at $872.6 million, $567.0 million and $116.7 million, respectively, as of January 31, 2011 and $830.7 million, $515.6 million and $113.6 million, respectively, as of October 31, 2010.  The fair value of our other financial instruments approximates their recorded values.

20.  One of Hovnanian Enterprises, Inc.'s, the parent company (the "Parent"), wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of January 31, 2011, had issued and outstanding approximately $797.2 million of senior secured notes ($785.0 million, net of discount), $713.2 million of senior notes ($711.7 million, net of discount), and $120.2 million of senior subordinated notes.  The senior secured notes, senior notes and senior subordinated notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of certain of its home mortgage subsidiaries,  joint ventures, subsidiaries holding interests in its joint ventures, certain of its title insurance subsidiaries and its foreign subsidiary (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal, interest and premiums, if any, under the senior secured notes, senior notes, and senior subordinated notes.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 31, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$14,486	$295,752	$1,102,754	$207,106		$$1,620,098
Financial services			4,454	45,531		49,985
Investments in and amounts due to and from consolidated subsidiaries	(378,727)	2,099,413	(2,247,111)	135,131	391,294	-
Total assets	$(364,241)	$2,395,165	$(1,139,903)	$387,768	$391,294	$1,670,083

LIABILITIES AND EQUITY:
Homebuilding	$1,120	$5	$338,108	$3,965		$$343,198
Financial services			4,143	34,243		38,386
Notes payable		1,649,737	26			1,649,763
Income taxes payable	36,674	-	3,361			40,035
Stockholders’ (deficit) equity	(402,035)	745,423	(1,485,541)	348,824	391,294	(402,035)
Non-controlling interest in consolidated joint ventures				736		736
Total liabilities and equity	$(364,241)	$2,395,165	$(1,139,903)	$387,768	$391,294	$1,670,083

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2010
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$14,498	$334,551	$1,165,877	$200,839		$$1,715,765
Financial services			4,435	97,360		101,795
Investments in and amounts due to and from consolidated subsidiaries	(330,310)	2,061,186	(2,202,568)	148,845	322,847	-
Total assets	$(315,812)	$2,395,737	$(1,032,256)	$447,044	$322,847	$1,817,560

LIABILITIES AND EQUITY:
Homebuilding	$1,458		$$401,567	$4,463		$$407,488
Financial services			4,271	85,514		89,785
Notes payable		1,640,144	171			1,640,315
Income tax payable	21,298		(3,388)			17,910
Stockholders’ (deficit) equity	(338,568)	755,593	(1,434,877)	356,437	322,847	(338,568)
Non-controlling interest in consolidated joint ventures				630		630
Total liabilities and equity	$(315,812)	$2,395,737	$(1,032,256)	$447,044	$322,847	$1,817,560

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$4	$(95)	$245,908	$895	$(1,239)	$245,473
Financial services			1,332	5,762		7,094
Intercompany charges		28,316	(35,458)	(147)	7,289	-
Total revenues	4	28,221	211,782	6,510	6,050	252,567

Expenses:
Homebuilding	1,544	38,390	268,974	450	1,310	310,668
Financial services	88		1,242	4,140		5,470
Total expenses	1,632	38,390	270,216	4,590	1,310	316,138
Gain on extinguishment
of debt						-
Loss from
unconsolidated joint			(250)	(742)		(992)
ventures
(Loss) income before income taxes	(1,628)	(10,169)	(58,684)	1,178	4,740	(64,563)
State and federal
income tax
(benefit) provision	(5,881)		5,460			(421)
Equity in (loss) income
of consolidated
subsidiaries	(68,395)				68,395	-
Net (loss) income	$(64,142)	$(10,169)	$(64,144)	$1,178	$73,135	$(64,142)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2010
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$4	$(40)	$313,275	$40	$(1,240)	$312,039
Financial services			1,459	6,147		7,606
Intercompany charges		31,563	(46,219)	(441)	15,097	-
Total revenues	4	31,523	268,515	5,746	13,857	319,645

Expenses:
Homebuilding	2,264	40,604	324,574	(679)	4,656	371,419
Financial services	130		1,421	4,019	(175)	5,395
Total expenses	2,394	40,604	325,995	3,340	4,481	376,814
Gain on extinguishment
of debt		2,574				2,574
(Loss) income from
unconsolidated joint
ventures			(394)	21		(373)
(Loss) income before income taxes	(2,390)	(6,507)	(57,874)	2,427	9,376	(54,968)
State and federal
income tax
(benefit) provision	(291,157)	(2,277)	(291,549)	224	293,602	(291,157)
Equity in (loss) income
from subsidiaries	(52,578)				52,578	-
Net income (loss)	$236,189	$(4,230)	$233,675	$2,203	$(231,648)	$236,189

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	NonGuarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(64,142)	$(10,169)	$(64,144)	$1,178	$73,135	$(64,142)
Adjustments to reconcile net
(loss) income to net cash
provided by (used in)
operating activities	15,725	14,051	91,484	18,494	(73,135)	66,619
Net cash (used in) provided by					-
operating activities	(48,417)	3,882	27,340	19,672		2,477
Net cash provided by (used in)
investing activities			(233)	(1,355)		(1,588)
Net cash (used in)
financing activities			(2,122)	(49,571)		(51,693)
Intercompany investing and
financing activities – net	48,417	(38,227)	(23,904)	13,714		-
Net (decrease) increase in cash	-	(34,345)	1,081	(17,540)	-	(50,804)
Cash and cash equivalents
balance, beginning of period	10	212,370	(12,812)	167,612	-	367,180
Cash and cash equivalents
balance, end of period	$10	$178,025	$(11,731)	$150,072	$ -	$316,376

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

21.  Subsequent Events - On February 9, 2011, we completed an underwritten public offering of 13,512,500 shares of our Class A Common Stock, including 1,762,500 shares issued pursuant to the over-allotment option granted to the underwriters, at a price of $4.30 per share.

Also on February 9, 2011, we and K. Hovnanian completed an underwritten public offering of an aggregate of 3,000,000 7.25% Tangible Equity Units (the “Units”), and on February 14, 2011, we and K. Hovnanian issued an additional 450,000 Units pursuant to the over-allotment option granted to the underwriters.

Each Unit initially consists of (i) a prepaid stock purchase contract (each, a “Purchase Contract,” and collectively, the “Purchase Contracts”), which will be settled by us by delivery of a number of shares of our Class A Common Stock to be determined pursuant to the Purchase Contract Agreement entered into in connection with the issuance of the Units and (ii) a senior subordinated amortizing note due February 15, 2014 (each, an “Amortizing Note,” and collectively, the “Amortizing Notes”) issued by K. Hovnanian and guaranteed by us and substantially all of our subsidiaries, which has an initial principal amount of $4.526049 per Amortizing Note, bears interest at a rate of 12.072% per annum, and has a scheduled final installment payment date of February 15, 2014.  Each Unit may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.  The amortizing note component of the Units will be recorded as debt, and the purchase contract component of the Units will be recorded as equity as additional paid in capital.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, which is the average of the closing prices of the Class A Common Stock on each of the 20 consecutive trading days beginning on, and including, the 23rd scheduled trading day immediately preceding February 15, 2014, as follows:

•	if the applicable market value equals or exceeds the threshold appreciation price, which is approximately $5.25, holders will receive 4.7655 shares (subject to adjustment);

•
if the applicable market value is greater than $4.30 but less than the threshold appreciation price, holders will receive a number of shares having a value, based on the applicable market value, equal to $25; and

•	if the applicable market value is less than or equal to $4.30, holders will receive 5.8140 shares (subject to adjustment).

At any time prior to the third scheduled trading day immediately preceding February 15, 2014, the holder of a Purchase Contract may settle its purchase contract early, and we will deliver 4.7655 shares of Class A Common Stock.  In addition, if a “fundamental change” (as defined in the Purchase Contract Agreement) occurs and the Purchase Contract holder elects to settle its Purchase Contract early in connection with such fundamental change, such holder will receive a number of shares of Class A Common Stock based on the fundamental change early settlement rate, as described in the Purchase Contract Agreement.  We may elect to settle all, but not less than all, outstanding Purchase Contracts prior to February 15, 2014 at the “early mandatory settlement rate” (as defined in the Purchase Contract Agreement), upon a date fixed by us upon not less than five business days’ notice. Except for cash in lieu of fractional shares, the Purchase Contract holders will not receive any cash distributions under the Purchase Contracts.

In order to preserve the tax treatment of our net operating loss carryforwards under the Internal Revenue Code of 1986, as amended, beneficial owners of Units and any separate Purchase Contracts will be subject to both a beneficial ownership limitation (the “Section 382 Ownership Blocker”) and a settlement limitation (the “Section 382 settlement blocker”) each as described in the Purchase Contract Agreement.  In addition, holders of Class A Common Stock (including holders of Units or separate Purchase Contracts that become holders of Class A Common Stock upon settlement of the Purchase Contracts), will be subject to both our stockholder rights plan and the transfer restrictions of our amended Certificate of Incorporation.

On each February 15, May 15, August 15 and November 15, commencing on May 15, 2011 (each, an “installment payment date”), K. Hovnanian will pay holders of Amortizing Notes equal quarterly cash installments of $0.453125 per Amortizing Note (except for the May 15, 2011 installment payment, which will be $0.483334 per Amortizing Note), which cash payment in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of Units. Each installment will constitute a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Amortizing Note, allocated as set forth in the amortization schedule provided in the Indenture under which the Amortizing Notes were issued (the “Amortizing Notes Indenture”).  If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Amortizing Notes, except in certain circumstances as described in the Amortizing Notes Indenture.

The Units are listed on the New York Stock Exchange under the symbol “HOVU”. However, we will not initially apply to list the separate purchase contracts or the separate amortizing notes on any securities exchange or automated inter-dealer quotation system.

On February 14, 2011, K. Hovnanian completed an underwritten public offering of $155.0 million aggregate principal amount of 11 7/8% Senior Notes due 2015 (the “Senior Notes”), which are guaranteed by us and substantially all of our subsidiaries.  The Senior Notes bear interest at a rate of 11 7/8% per annum, which is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2011, and mature on October 15, 2015.  The Senior Notes are redeemable in whole or in part at K. Hovnanian’s option at 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption, if any, plus a “make-whole” amount.  In addition, K. Hovnanian may redeem up to 35% of the aggregate principal amount of the Senior Notes before April 15, 2014 with the net cash proceeds from certain equity offerings at a price equal to 111.875% of the principal amount thereof plus accrued and unpaid interest.

The net proceeds from the issuances of the Class A Common Stock, Units and Senior Notes were approximately $286.2 million, a portion of which were used to fund the purchase, on February 14, 2011, of certain of K. Hovnanian’s senior and senior subordinated notes in tender offers for any and all of such notes as follows: approximately $24.6 million aggregate principal amount of 8% Senior Notes due 2012 (the “2012 Senior Notes”), $44.1 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 (the “2012 Senior Subordinated Notes”) and $29.2 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2013 (the “2013 Notes” and, together with the 2012 Senior Notes and the 2012 Senior Subordinated Notes, the “Tender Offer Notes”). Also on February 14, 2011, K. Hovnanian called for redemption on March 15, 2011 all Tender Offer Notes that were not tendered in the tender offers for an aggregate redemption price of approximately $60.1 million.   Such redemptions will be funded with proceeds from the offerings of the Class A Common Stock, the Units and the Senior Notes.  The remaining net proceeds from the issuances will be used for general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006, the U. S. housing market has been impacted by declining consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories.  The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates until recently, and increased price discounts and other sales incentives to attract homebuyers.  Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize subprime, Alt-A, and other non-prime mortgage products, and over the past few years, many lenders have significantly tightened their underwriting standards.  The overall economy has weakened significantly and fears of further prolonged economic weakness are still present due to high unemployment levels, further deterioration in consumer confidence and the reduction in extensions of credit and consumer spending.  As a result, we experienced significant decreases in our revenues and gross margins during 2007, 2008 and 2009 compared with prior years.  During 2010 and through January 31, 2011, the homebuilding market exhibited a large degree of choppiness.  Signs of this choppiness can be seen in key measures, such as our gross margin, cancellation rates and total deliveries.  We continued to see declines in deliveries and revenues during the first quarter of fiscal 2011, however, our gross margin percentage has increased to 16.9% for the three months ended January 31, 2011 from 16.0% for the three months ended January 31, 2010, and our contract cancellation rate of 22.0% in the first quarter of fiscal 2011 is consistent with more normalized levels, as seen in fiscal 2003 and 2004.  Contracts per average active selling community decreased to 4.3 for the three months ended January 31, 2011 compared to 4.5 in the same period in the prior year.  Active selling communities increased by 5.0% compared with the same period a year ago.  Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels and the threat of more foreclosures continue to hinder a recovery in the housing market.

Over the course of this multiple year downturn in the homebuilding market, we have recorded $2.3 billion in inventory impairment and option walkaway charges from the first quarter of 2006 through today.  We have exposure to additional impairments of our inventories, which, as of January 31, 2011, have a book value of $948.2 million, net of $859.6 million of impairments recorded on 157 of our communities.  We also have $51.7 million invested in 12,153 lots under option, including cash and letters of credit option deposits of $28.4 million as of January 31, 2011.  We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it.  As of January 31, 2011, we have total investments in, and advances to, unconsolidated joint ventures of $57.8 million.  Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our investment in joint ventures for recoverability, which has resulted in total reductions in our investment in joint ventures of $115.8 million from the second half of fiscal 2006, the first period in which we had impairments on our joint ventures, through October 31, 2010.  There were no write-downs of our investment in unconsolidated joint ventures during the three months ended January 31, 2011.  We still have exposure to future write-downs of our investment in unconsolidated joint ventures if conditions deteriorate further in the markets in which our joint ventures operate.

As the market for new homes declined, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace.  We delayed and cancelled planned land purchases and renegotiated land prices and significantly reduced our total number of controlled lots owned and under option.  Additionally, we significantly reduced our total number of speculative homes put into production over the past several years.  Recently, however, we have begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces and plan to continue pursuing such land acquisitions.  New land purchases at pricing that will generate appropriate investment returns and drive greater operating efficiencies are needed to return to profitability.  During the first quarter of fiscal 2011, we decreased our controlled lots by 1,191, primarily due to land options that expired or we terminated, and we opened 16 new communities.  Also during the first quarter of fiscal 2011, we purchased approximately 550 lots within 60 newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009).   In the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010, we had an increase in active selling communities in consecutive quarters.  This was the first consecutive quarter increase in active selling community count since the second quarter of fiscal 2007.  This trend continued into the fourth quarter of fiscal 2010, where we had an increase in active selling communities from the third quarter of fiscal 2010.  In the first quarter of fiscal 2011, active selling communities decreased by four communities.  However, we put under option approximately 1,800 lots in 38 newly identified communities during the first quarter of 2011.  We have also closely evaluated and made reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses during this downturn due in large part to a 77.6% reduction in head count at January 31, 2011 from our peak in June 2006.  Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.  For the three months ended January 31, 2011, homebuilding selling, general and administrative costs declined 6.7% to $40.2 million compared to the three months ended January 31, 2010.

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

Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales.  Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties.  To date, we have not made significant payments to the purchasers of our loans and we have established reserves for potential losses.  Included in mortgage loans held for sale at January 31, 2011 is $1.4 million of mortgage loans, which represent the fair value of loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

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

We record inventories in our consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest, and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all costs related to specific performance options, variable interest entities, and other options, which consists primarily of model homes financed with an investor and inventory related to structured lot options.

We have decided to mothball (or stop development on) certain communities where we have determined the current market conditions do not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale".  As of January 31, 2011, the net book value associated with our 53 mothballed communities was $167.1 million, net of impairment charges of $542.8 million. We regularly review communities to determine if mothballing is appropriate or to re-activate previously mothballed communities, as we did with three communities in the three months ended January 31, 2011.  In addition, during the first quarter of fiscal 2011, we sold two previously mothballed communities.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for all impairments recorded from October 31, 2006 to January 31, 2011 range from 13.5% to 20.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $56.6 million of our total inventories at January 31, 2011, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Insurance Deductible Reserves - For homes delivered in fiscal 2011 and 2010, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2011 and 2010 is $0.1 million up to a $5 million limit. Our aggregate retention in 2011 is $21 million for construction defect, warranty and bodily injury claims.  Our aggregate retention in 2010 was $21 million for construction defect and warranty claims, and $20 million for bodily injury claims.  We do not have a deductible on our worker's compensation insurance in fiscal 2011 and 2010. Reserves for estimated losses for fiscal 2011 and 2010 have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty data and other industry data to assist our management to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to operations if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Condensed Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”.  The evaluation of whether or not we are the primary beneficiary can require significant judgment.  Similarly, if the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Condensed Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. In accordance with ASC 810-10, “Consolidation - Overall” (“ASC 810-10”), we record costs associated with other options on the Condensed Consolidated Balance Sheets under “Land and land options held for future development or sale”.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimate. During fiscal 2010 and the first quarter of fiscal 2011, there were no write-downs of our joint venture investments.

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

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D.C.), the Midwest (Illinois, Kentucky, Minnesota, Ohio), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas), and the West (California).  In addition, we provide certain financial services to our homebuilding customers.

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities.  In light of the challenging homebuilding market conditions we have been experiencing over the past few years, we had been operating with a primary focus to generate cash flows from operations through reductions in assets during fiscal 2007, 2008 and 2009.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, allowed us to reduce net debt (debt less cash) over these years.  However, recently we have begun to see more opportunities to purchase land at prices that make economic sense given current home sales prices and sales paces.  As such, in fiscal 2010 and 2011 we have acquired new land at higher levels than in the previous few years.  As a result, our net debt increased during the last half of 2010 and in the first quarter of 2011.

Our homebuilding cash balance at January 31, 2011 decreased by $48.1 million from October 31, 2010.  This decrease was primarily due to spending approximately $75.0 million on land and land development, offset by an increase of $22.0 million from income tax refunds.

Our cash uses during the three months ended January 31, 2011 and 2010 were for operating expenses, land purchases, land deposits, construction spending, state income taxes, interest payments and investments in joint ventures.  We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues, federal income tax refunds and other revenues.  We believe that these sources of cash will be sufficient through fiscal 2011 to finance our working capital requirements and other needs, despite continued declines in total revenues, the termination of our revolving credit facility in fiscal 2009 and the collateralization with cash in segregated accounts to support certain of our letters of credit.  We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet.  Due to a change in tax legislation that became effective on November 6, 2009, we were able to carryback our 2009 net operating loss five years to previously profitable years.  As a result, we received a $274.1 million federal income tax cash refund during our second quarter of fiscal 2010 and we received the remaining $17.2 million of the refund in the first quarter of fiscal 2011.  In addition, in February 2011 we completed several capital markets transactions, which resulted in aggregate net proceeds of approximately $286.2 million, approximately $101.8 million of which was used to repurchase certain of our senior and senior subordinated notes in tender offers for such notes and $60.1 million of which will be used to redeem, on March 15, 2011, all such notes not tendered in the tender offers.  See Note 21 to the Condensed Consolidated Financial Statements.

Our net loss historically does not approximate cash flow from operating activities.  The difference between net loss and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory.  When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease.  Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets.  Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities.  The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009 allowing us to generate positive cash flow from operations over this three year period.  In the latter part of fiscal 2009 and continuing through the first quarter of fiscal 2011, we began to grow our community count again and as a result of the new land purchases and land development we used cash in operations.  Looking forward, given the depressed housing market, it will become more difficult to generate positive cash flow from operations until we return to profitability.  However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to profitability, including through land acquisitions.  We continue to focus on maximizing cash flow by limiting our investment in currently owned communities that we believe will not generate positive cash flow in the near term, and by seeking to identify and purchase new land parcels (primarily finished lots) on which homes can be built and delivered in a short period of time, generating acceptable returns based on our underwriting standards and positive cash flow.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There were no purchases during the three months ended January 31, 2011.  As of January 31, 2011, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 2 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three months ended January 31, 2011 and 2010, we did not make any dividend payments on our Series A Preferred Stock as a result of covenant restrictions in our debt instruments.  We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder.  Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $86.3 million and $89.5 million of letters of credit outstanding as of January 31, 2011 and October 31, 2010, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2011 and October 31, 2010, the amount of cash collateral in these segregated accounts was $88.3 million and $92.3 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with Citibank, N.A. (“Citibank Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 5, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable upon the sale of each mortgage loan to a permanent investor at LIBOR plus 4.00%.  We believe that we will be able to extend the Citibank Master Repurchase Agreement beyond its expiration date, but there can be no assurance of such extension.  As of January 31, 2011, the aggregate principal amount of all borrowings under the Citibank Master Repurchase Agreement was $18.8 million.

In addition to the Citibank Master Repurchase Agreement discussed above, K. Hovnanian Mortgage has a secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) which is a short-term borrowing facility that provides up to $25 million through July 18, 2011. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at LIBOR floor of 2.00% plus applicable margin ranging from 2.50% to 3.00% based on the takeout investor and type of loan.  We believe that we will be able to extend the Chase Master Repurchase Agreement beyond its expiration date, but there can be no assurance of such extension.  As of January 31, 2011, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $5.3 million.

Both the Citibank Master Repurchase Agreement and the Chase Master Repurchase Agreement require K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the two agreements, we do not consider any of these covenants to be substantive or material. As of January 31, 2011, we believe we were in compliance with the covenants of the Citibank Master Repurchase Agreement and the Chase Master Repurchase Agreement.

At January 31, 2011, we had $797.2 million ($785.0 million net of discount) of outstanding senior secured notes, comprised of $0.5 million 11 1/2% Senior Secured Notes due 2013, $785.0 million 10 5/8% Senior Secured Notes due 2016 and $11.7 million 18% Senior Secured Notes due 2017.  At January 31, 2011, we also had $713.2  million of outstanding senior notes ($711.7 million net of discount), comprised of $35.5 million 8% Senior Notes due 2012, $54.4 million 6 1/2% Senior Notes due 2014, $29.2 million 6 3/8% Senior Notes due 2014, $52.7 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017.  In addition, we had $120.2 million of outstanding senior subordinated notes, comprised of $66.7 million 8 7/8% Senior Subordinated Notes due 2012, and $53.5 million 7 3/4% Senior Subordinated Notes due 2013.  During February 2011, we issued new senior notes and tangible equity units as well as repurchased certain senior and senior subordinated notes in tender offers for such notes.  We also called for redemption all of such notes not tendered in the tender offers.  See Note 21 to the Condensed Consolidated Financial Statements for more detail on these transactions.

We and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes, except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary (see Note 20 to the Condensed Consolidated Financial Statements).  The indentures governing the senior secured, senior and senior subordinated notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian, the issuer of the senior secured, senior and senior subordinated notes, to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the senior secured, senior and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2011, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

Under the terms of the indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions, or otherwise or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, the 11 1/2% Senior Secured Notes due 2013 are secured by a second-priority lien and the 18% Senior Secured Notes due 2017 are secured by a third-priority lien, in each case, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors, in the case of the 11 1/2% Senior Secured Notes due 2013 and the 18% Senior Secured Notes due 2017, to the extent such assets secure obligations under the 10 5/8% Senior Secured Notes due 2016.  At January 31, 2011, the aggregate book value of the real property collateral securing these notes was approximately $757.5 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $273.3 million as of January 31, 2011, which includes $88.3 million of restricted cash also collateralizing certain letters of credit.  Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

On October 5, 2009, S&P upgraded our corporate credit rating to CCC+ from CCC.  On September 14, 2010, S&P affirmed the corporate credit rating of CCC+ but revised our outlook to negative from developing.

In connection with the issuance of the senior notes in February 2011 (See Note 21 to the Condensed Consolidated Financial Statements), S&P, Moody's and Fitch all reaffirmed their ratings.

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

Total inventory, excluding inventory not owned, decreased $11.8 million during the three months ended January 31, 2011.  Total inventory, excluding inventory not owned, decreased in the Northeast $8.4 million, in the Southwest $3.2 million, and in the West $30.5 million.  These decreases were offset by increases in the Mid-Atlantic of $17.3 million, in the Midwest of $2.5 million, and in the Southeast of $10.5 million.  During the three months ended January 31, 2011, we incurred $6.8 million in impairments, the majority of which related to a property contracted for sale.  In addition, we wrote-off costs in the amount of $6.7 million during the three months ended January 31, 2011, related to land options that expired or that we terminated.  See “Notes to Condensed Consolidated Financial Statements” - Note 5 for additional information.  Despite these write-downs and inventory reductions due to deliveries, total inventory only decreased $11.8 million, excluding inventory not owned, because we spent approximately $75.0 million on land purchases and land development during the three months ended January 31, 2011.  We have recently been able to identify new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. Substantially all homes under construction or completed and included in inventory at January 31, 2011 are expected to be closed during the next 12 months.  Most inventory completed or under development was/is partially financed through our line of credit and debt and equity issuances.

The total inventory decrease discussed above excluded the decrease in consolidated inventory not owned of $42.0 million consisting of specific performance options, and options with variable interest entities, and other options that were added to our balance sheet in accordance with ASC 470-40, “Debt-Product Financing Arrangements”, ASC 840-40, “Leases-Sales-Leaseback Transactions”, and variable interest entities in accordance with ASC 810-10.  See “Notes to Condensed Consolidated Financial Statements”-Note 16 for additional information on ASC 810-10.  Specific performance options inventory decreased $5.4 million during the three months ended January 31, 2011.  This decrease was primarily due to lot take downs in the Southwest and West during the quarter.  Variable interest entity options inventory decreased $32.7 million due to the revised guidance by the FASB for determining which entity is the primary beneficiary of a variable interest entity (see Note 16).  As a result of adoption of this revised guidance, we deconsolidated land previously attributed to variable interest entities and reported as inventory not owned.  Other options inventory decreased $3.8 million for the period.  Other options consist of inventory financed via a model home program and structured lot option agreements.  Model home inventory financed through the model lease program decreased $3.8 million because we have terminated the use of models in certain communities where models were no longer needed and also terminated the option to purchase those models.

We usually option property for development prior to acquisition.  By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option.  As a result, our commitment for major land acquisitions is reduced.  However, our inventory representing “Land and land options held for future development or sale” at January 31, 2011, on the Condensed Consolidated Balance Sheets, decreased by $72.8 million compared to October 31, 2010.  The decrease is due to the formation of a new unconsolidated joint venture to which we contributed property previously reflected in Land and land options held for future development or sale.  We also reclassified certain inventory to our “Sold and unsold homes and lots under development” due to a few communities in the Northeast, Mid-Atlantic and West becoming active developments.  Included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities.  We mothball (or stop development on) communities when we determine the current performance does not justify further investment at this time.  That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve.  As of January 31, 2011, we have mothballed land in 53 communities.  The net book value associated with these 53 communities at January 31, 2011 was $167.1 million, net of impairment write-downs of $542.8 million.  We regularly review communities to determine if mothballing is appropriate or to re-activate previously mothballed communities, as we did with three communities in the three months ended January 31, 2011.  In addition, during the first quarter of fiscal 2011, we sold two previously mothballed communities.

The following table summarizes home sites included in our total residential real estate.  The decrease in total home sites available at January 31, 2011 compared to October 31, 2010 is partially attributable to terminating certain option agreements, offset by signing new land option agreements and acquiring new land parcels.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
January 31, 2011:

Northeast	17	1,424	3,691	5,115
Mid-Atlantic	30	2,419	5,516	7,935
Midwest	16	1,554	349	1,903
Southeast	22	944	2,251	3,195
Southwest	85	3,920	1,144	5,064
West	18	2,143	5,639	7,782

Consolidated total	188	12,404	18,590	30,994

Unconsolidated joint ventures		1,637	811	2,448

Total including unconsolidated joint ventures		14,041	19,401	33,442

Owned		6,990	11,721	18,711
Optioned		5,284	6,869	12,153

Controlled lots		12,274	18,590	30,864

Construction to permanent financing lots		130	-	130

Consolidated total		12,404	18,590	30,994

Lots controlled by unconsolidated joint ventures		1,637	811	2,448

Total including unconsolidated joint ventures		14,041	19,401	33,442

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2010:

Northeast	15	1,287	4,720	6,007
Mid-Atlantic	30	2,355	4,361	6,716
Midwest	23	1,377	428	1,805
Southeast	18	863	3,199	4,062
Southwest	89	4,156	1,205	5,361
West	17	2,149	6,100	8,249

Consolidated total	192	12,187	20,013	32,200

Unconsolidated joint ventures		1,536	536	2,072

Total including unconsolidated joint ventures		13,723	20,549	34,272

Owned		6,839	10,837	17,676
Optioned		5,203	9,176	14,379

Controlled lots		12,042	20,013	32,055

Construction to permanent financing lots		145	-	145

Consolidated total		12,187	20,013	32,200

Lots controlled by unconsolidated joint ventures		1,536	536	2,072

Total including unconsolidated joint ventures		13,723	20,549	34,272

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities:

	January 31, 2011			October 31, 2010

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	81	21	102	109	15	124
Mid-Atlantic	87	32	119	72	26	98
Midwest	41	31	72	44	27	71
Southeast	82	22	104	80	20	100
Southwest	383	96	479	421	107	528
West	103	85	188	60	81	141

Total	777	287	1,064	786	276	1,062

Started or completed unsold homes and models per active and substantially completed communities	4.1	1.6	5.7	4.1	1.4	5.5

Total started unsold homes compared to the prior year end has remained relatively unchanged as active selling communities only decreased by 4 active selling communities from 192 at October 31, 2010 to 188 at January 31, 2011.

Investments in and advances to unconsolidated joint ventures increased $19.8 million during the three months ended January 31, 2011.  This increase is primarily due to an investment in a new joint venture during the three months ended January 31, 2011, to which we contributed property previously reflected in inventory.  As of January 31, 2011, we have investments in nine homebuilding joint ventures and three land development joint ventures.  Other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes decreased $9.8 million since October 31, 2010, to $51.2 million at January 31, 2011.  The decrease is due to a decrease in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods, as well as reimbursements from our insurance carriers for certain warranty claims.  Also contributing to the decrease is the receipt of final payment of a note in our Southwest segment in conjunction with the acquisition of the property that collateralized the note.

Property, plant and equipment decreased $1.8 million during the three months ended January 31, 2011, primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

Prepaid expenses and other assets were as follows as of:

	January 31,	October 31,	Dollar
(In thousands)	2011	2010	Change

Prepaid insurance	$5,528	$1,346	$4,182
Prepaid project costs	40,198	41,605	(1,407)
Senior residential rental properties	7,910	8,076	(166)
Other prepaids	22,184	23,264	(1,080)
Other assets	9,513	9,637	(124)

Total	$85,333	$83,928	$1,405

Prepaid insurance increased due to the payment of a full year of certain liability insurance premium costs during the three months ended January 31, 2011.  These costs are amortized over the life of the associated insurance policy, which can be one to three years.  Prepaid project costs decreased for homes delivered and were not offset by prepaid spending for new communities.  Prepaid project costs consist of community specific expenditures that are used over the life of the community.  Such prepaids are expensed as homes are delivered.  Other prepaids decreased mainly due to the amortization of the remaining prepaid debt costs.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of $36.2 million and $85.2 million at January 31, 2011 and October 31, 2010, respectively, which are being temporarily warehoused and are awaiting sale in the secondary mortgage market.  The decrease in mortgage loans held for sale from October 31, 2010 is directly related to a decrease in the volume of loans originated during the first quarter of 2011 compared to the fourth quarter of 2010.  Also included are residential mortgages receivable held for sale of $1.4 million and $1.1 million at January 31, 2011 and October 31, 2010, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.

Nonrecourse land mortgages increased to $20.9 million at January 31, 2011 from $4.3 million at October 31, 2010.  The increase is primarily due to a new mortgage recorded in the Mid-Atlantic segment during the three months ended January 31, 2011.

Accounts payable and other liabilities are as follows:

	January 31,	October 31,	Dollar
(In thousands)	2011	2010	Change

Accounts payable	$62,911	$84,948	$(22,037)
Reserves	139,588	149,413	(9,825)
Accrued expenses	38,089	44,758	(6,669)
Accrued compensation	12,965	24,494	(11,529)
Other liabilities	15,824	16,136	(312)
Total	$269,377	$319,749	$(50,372)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.  The decrease in the reserves is the result of the use of the reserve for warranty claims for homes delivered in prior years when we were delivering two or three times as many homes as we are today only partially offset by new reserves for the lower home delivery volumes thus far this year.  The decrease in accrued expenses is primarily due to decreases in property tax, payroll and advertising expenses and amortization of abandoned lease space accruals.  The decrease in accrued compensation is due to the payment of our fiscal year 2010 bonuses during the first quarter of 2011 only partially offset by the first quarter fiscal 2011 accrual.

Customer deposits increased $4.7 million from $9.5 million at October 31, 2010 to $14.2 million at January 31, 2011.  This increase is primarily from the Northeast segment where, after posting a bond as collateral, we are able to hold cash from customer deposits rather than have those deposits held by a third party. When deposits are held by a third party escrow agent, we do not record the cash or the liability associated with the deposits.

Liabilities from inventory not owned decreased $35.0 million from $53.2 million at October 31, 2010 to $18.2 million at January 31, 2011.  The decrease is primarily due to the deconsolidation of our variable interest entities, as previously discussed (See Note 16 to the Condensed Consolidated Financial Statements).

Mortgage warehouse lines of credit under our master repurchase agreements decreased $49.5 million from $73.6 million at October 31, 2010 to $24.1 million at January 31, 2011.  This decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2010 to January 31, 2011.

Accrued interest increased $9.0 million to $33.0 million at January 31, 2011.  This increase is due to the timing of semi-annual interest payments on our bonds.  A larger amount of interest is paid in the second and fourth quarter of each year, resulting in higher accruals at the end of the first and third quarters.

Income taxes payable of $17.9 million at October 31, 2010 increased $22.1 million in the three months ended January 31, 2011 to $40.0 million primarily due to the settlement of certain matters with the relevant tax authorities and the related receipt of refund amounts that had been accrued in the prior fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2011 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2010

Total revenues

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
(Dollars in thousands)	January 31, 2011	January 31, 2010	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$235,885	$309,353	$(73,468)	(23.7)%
Land sales and other revenues	9,588	2,686	6,902	257.0%
Financial services	7,094	7,606	(512)	(6.7)%

Total revenues	$252,567	$319,645	$(67,078)	(21.0)%

Homebuilding

For the three months ended January 31, 2011, sale of homes revenues decreased $73.5 million, or 23.7%, as compared to the same period of the prior year.  This decrease was primarily due to the number of home deliveries declining 22.5% for the three months ended January 31, 2011, compared to the three months ended January 31, 2010.  The average price per home decreased to $279,000 in the three months ended January 31, 2011 from $284,000 in the three months ended January 31, 2010.  The fluctuations in average prices are a result of geographic and community mix of our deliveries rather than price increases or decreases in individual communities.  Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2011	2010	% Change

Northeast:
Dollars	$43,285	$68,714	(37.0)%
Homes	101	168	(39.9)%

Mid-Atlantic:
Dollars	$46,263	$66,076	(30.0)%
Homes	121	182	(33.5)%

Midwest:
Dollars	$14,034	$23,404	(40.0)%
Homes	81	111	(27.0)%

Southeast:
Dollars	$15,504	$24,677	(37.2)%
Homes	68	94	(27.7)%

Southwest:
Dollars	$87,227	$82,124	6.2%
Homes	360	379	(5.0)%

West:
Dollars	$29,573	$44,358	(33.3)%
Homes	114	157	(27.4)%

Consolidated total:
Dollars	$235,886	$309,353	(23.7)%
Homes	845	1,091	(22.5)%

Unconsolidated joint ventures
Dollars	$22,534	$20,900	7.8%
Homes	47	38	23.7%

Totals:
Housing revenues	$258,420	$330,253	(21.8)%
Homes delivered	892	1,129	(21.0)%

The decrease in housing revenues and deliveries during the three months ended January 31, 2011 was primarily due to the continued weak market conditions in most of our markets.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries.  Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts (1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
(Dollars in thousands)	2011	2010	2011	2010

Northeast:
Dollars	$37,435	$55,379	$90,400	$181,398
Homes	92	130	227	419

Mid-Atlantic:
Dollars	$52,013	$46,949	$112,268	$131,587
Homes	127	126	268	330

Midwest:
Dollars	$12,331	$16,421	$33,987	$40,574
Homes	65	85	206	227

Southeast:
Dollars	$15,640	$17,236	$20,525	$28,652
Homes	68	72	82	113

Southwest:
Dollars	$85,787	$79,656	$90,045	$76,561
Homes	357	356	334	328

West:
Dollars	$22,282	$36,041	$20,353	$46,638
Homes	83	143	79	176

Consolidated total:
Dollars	$225,488	$251,682	$367,578	$505,410
Homes	792	912	1,196	1,593

Unconsolidated joint ventures:
Dollars	$23,596	$23,628	$68,134	$88,377
Homes	58	49	156	170

Totals:
Dollars	$249,084	$275,310	$435,712	$593,787
Homes	850	961	1,352	1,763

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first quarter of 2011, our open for sale community count decreased to 188 from 192 at October 31, 2010, which is the net result of opening 18 new communities and having closed 22 communities since the beginning of fiscal 2011.  Our reported level of sales contracts (net of cancellations) has been impacted by a slowdown in the pace of sales in all of the Company’s segments, due to continued weak market conditions and tighter mortgage loan underwriting criteria.  Contracts per average active selling community for the three months ended January 31, 2011 were 4.3 compared to 4.5 of the same period in the prior year, demonstrating a decrease in sales pace.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter.  For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2011	2010	2009	2008	2007

First	22%	21%	31%	38%	36%
Second		17%	24%	29%	32%
Third		23%	23%	32%	35%
Fourth		24%	24%	42%	40%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog.  The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2011	2010	2009	2008	2007

First	18%	13%	22%	16%	17%
Second		17%	31%	24%	19%
Third		15%	23%	20%	18%
Fourth		25%	20%	30%	26%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract.  Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing.  However, beginning in fiscal 2007, we have been experiencing higher than normal numbers of cancellations later in the construction process.  These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan.  In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues.  While our cancellation rate based on gross sales contracts since the second quarter of fiscal 2009 has been lower than it has been for several years, and closer to more normalized levels.  It is difficult to predict if this trend will continue.  Also, the cancellation rate as a percentage of beginning backlog is closer to more normalized levels and down from a higher percentage in the fourth quarter of fiscal 2010.

Cost of sales includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below).  A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2011	2010

Sale of homes	$235,885	$309,353

Cost of sales, net of impairment reversals and excluding interest	195,914	259,808

Homebuilding gross margin, before cost of sales interest expense and land charges	39,971	49,545

Cost of sales interest expense, excluding land sales interest expense	13,493	19,848

Homebuilding gross margin, after cost of sales interest expense, before land charges	26,478	29,697

Land charges	13,525	4,966

Homebuilding gross margin, after cost of sales interest expense and land charges	$12,953	$24,731

Gross margin percentage, before cost of sales interest expense and land charges	16.9%	16.0%

Gross margin percentage, after cost of sales interest expense, before land charges	11.2%	9.6%

Gross margin percentage, after cost of sales interest expense and land charges	5.5%	8.0%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended January 31,
	2011	2010

Sale of homes	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	70.8%	69.5%
Commissions	3.4%	3.2%
Financing concessions	2.1%	2.2%
Overheads	6.8%	9.1%
Total cost of sales, before interest expense and land charges	83.1%	84.0%
Gross margin percentage, before cost of sales interest expense and land charges	16.9%	16.0%

Cost of sales interest	5.7%	6.4%
Gross margin percentage, after cost of sales interest expense and before land charges	11.2%	9.6%

We sell a variety of home types in various communities, each yielding a different gross margin.  As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down.  Total homebuilding gross margins, before interest expense and land impairment and option write off charges, increased to 16.9 % during the three months ended January 31, 2011 compared to 16.0% for the same period last year.  The increase in gross margin percentage is primarily due to the fact that the prior year included final deliveries in older communities with lower gross margins, while in 2011 we have increased the number of deliveries from new communities where we have acquired the land at more reasonable prices, resulting in higher gross margins.  Also, we have recorded impairment reversals as homes previously impaired are delivered.  This has resulted in the improvement in our gross margins before cost of sales interest and land charges.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $13.5 million and $5.0 million during the three months ended January 31, 2011 and 2010, respectively, to their estimated fair value.  During the three months ended January 31, 2011, we wrote-off residential land options and approval and engineering costs amounting to $6.7 million compared to $1.7 million for the three months ended January 31, 2010, which are included in the total land charges discussed above.  When a community is redesigned, abandoned engineering costs are written-off.  Option approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option.  Such write-offs were located in our Northeast, Mid-Atlantic, Southeast and West segments in the first quarter of fiscal 2011, and in our Northeast, Southeast and Southwest segments in the first quarter of 2010.  Occasionally, as was the case in the Midwest in the first quarter of fiscal 2010, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  We recorded inventory impairments of $6.8 million and $3.3 million during the three months ended January 31, 2011 and 2010, respectively.  Inventory impairments in the first quarter of 2011 and 2010 were lower than they had been in the several years prior to 2010.  It is difficult to predict if this trend will continue and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  See “Notes to Condensed Consolidated Financial Statements” – Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended
	January 31,
(In thousands)	2011	2010

Land and lot sales	$8,043	$700
Cost of sales, excluding interest	5,516	8
Land and lot sales gross margin, excluding interest	2,527	692
Land sales interest expense	2,133	-
Land and lot sales gross margin, including interest	$394	$692

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain.  As a result, projecting the amount and timing of land sales is difficult.  There were several land sales in the first quarter of fiscal 2011, compared to only one in the same period of the prior year, which resulted in the increase in land sales revenue.

Land sales and other revenues increased $6.9 million for the three months ended January 31, 2011, compared to the same periods in the prior year.  Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways and miscellaneous one-time receipts.  For the three months ended January 31, 2011, compared to the three months ended January 31, 2010, there were minor fluctuations in other revenues, resulting in a net decrease of $0.4 million, offsetting the increase of $7.3 million in land sales revenue, described above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses decreased $2.9 million for the three months ended January 31, 2011 compared to the same periods last year as we have continued to reduce these costs through headcount reduction, administration consolidation, and other cost saving measures.  However, due to the more significant decline in revenue, homebuilding selling, general and administrative as a percentage of homebuilding revenues increased to 16.4% for the three months ended January 31, 2011 compared to 13.8% for the three months ended January 31, 2010.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,
(Dollars in thousands, except average sales price)	2011	2010	Variance	Variance %

Northeast
Homebuilding revenue	$45,341	$69,461	$(24,120)	(34.7)%
Loss before taxes	$(14,638)	$(10,221)	$(4,417)	(43.2)%
Homes delivered	101	168	(67)	(39.9)%
Average sales price	$428,564	$409,012	$19,552	4.8%
Contract cancellation rate	20.7%	27.8%	(7.1)%

Mid-Atlantic
Homebuilding revenue	$46,422	$67,023	$(20,601)	(30.7)%
(Loss) income before taxes	$(3,159)	$599	$(3,758)	(627.4)%
Homes delivered	121	182	(61)	(33.5)%
Average sales price	$382,339	$363,055	$19,284	5.3%
Contract cancellation rate	29.4%	24.1%	5.3%

Midwest
Homebuilding revenue	$14,090	$23,432	$(9,342)	(39.9)%
Loss before taxes	$(1,926)	$(2,240)	$314	14.0%
Homes delivered	81	111	(30)	(27.0)%
Average sales price	$173,259	$210,847	$(37,588)	(17.8)%
Contract cancellation rate	22.6%	17.5%	5.1%

Southeast
Homebuilding revenue	$15,521	$24,785	$(9,264)	(37.4)%
Loss before taxes	$(3,020)	$(2,188)	$(832)	(38.0)%
Homes delivered	68	94	(26)	(27.7)%
Average sales price	$228,000	$262,521	$(34,521)	(13.1)%
Contract cancellation rate	18.1%	17.2%	0.9%

Southwest
Homebuilding revenue	$91,393	$82,548	$8,845	10.7%
Income before taxes	$5,403	$3,891	$1,512	38.9%
Homes delivered	360	379	(19)	(5.0)%
Average sales price	$242,297	$216,686	$25,611	11.8%
Contract cancellation rate	21.0%	21.8%	(0.8)%

West
Homebuilding revenue	$32,749	$44,479	$(11,730)	(26.4)%
Loss before taxes	$(8,614)	$(5,873)	$(2,741)	(46.7)%
Homes delivered	114	157	(43)	(27.4)%
Average sales price	$259,412	$282,535	$(23,123)	(8.2)%
Contract cancellation rate	21.7%	10.6%	11.1%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 34.7% for the three months ended January 31, 2011 compared to the same periods of the prior year.  The decrease for the three months ended January 31, 2011 was attributed to a 39.9% decrease in homes delivered, partially offset by a 4.8% increase in average sales price.  The increase in average sales prices was the result of the mix of communities delivering in the three months ended January 31, 2011 compared to the same period of 2010.

Loss before income taxes increased $4.4 million compared to the prior year to a loss of $14.6 million for the three months ended January 31, 2011.  This increase is mainly due to a $4.3 million increase in inventory impairment losses and land option write-offs recorded for the three months ended January 31, 2011.  Gross margin percentage before interest expense increased slightly for the three months ended January 31, 2011.

Mid-Atlantic - Homebuilding revenues decreased 30.7% for the three months ended January 31, 2011 compared to the same period in the prior year.  The decrease was primarily due to a 33.5% decrease in homes delivered which was partially offset by a 5.3% increase in average sales price for the three months ended January 31, 2011.  The increase in average sales prices was the result of the mix of communities delivering in the three months ended January 31, 2011 compared to the same period of 2010.

Loss before income taxes increased $3.8 million from a profit of $0.6 million for the three months ended January 31, 2011 due primarily to the decrease in homebuilding revenues discussed above, combined with a $0.4 million increase in inventory impairment losses and land option write-offs for the three months ended January 31, 2011.  Gross margin before interest expense for the three months ended January 31, 2011 was relatively flat compared to the same period of the prior year.

Midwest - Homebuilding revenues decreased 39.9% for the three months ended January 31, 2011 compared to the same period in the prior year.  The decrease was primarily due to a 27.0% decrease in homes delivered and a 17.8% decrease in average sales price for the three months ended January 31, 2011.  The decrease in average sales prices was the result of the mix of communities delivering in the three months ended January 31, 2011 compared to the same period of 2010.

Loss before income taxes decreased $0.3 million to a loss of $1.9 million for the three months ended January 31, 2011.  The decrease in the loss for the three months ended January 31, 2011 was primarily due to a slight increase gross margin percentage before interest expense for the period.

Southeast - Homebuilding revenues decreased 37.4% for the three months ended January 31, 2011 compared to the same period in the prior year.  The decrease for the three months ended January 31, 2011 was attributed to the 27.7% decrease in homes delivered which was further impacted by a 13.1% decrease in average sales price.  The fluctuations in average sales price was primarily due to the different mix of communities delivering in 2011 compared to 2010.

Loss before income taxes increased $0.8 million to a loss of $3.0 million for the three months ended January 31, 2011 primarily due to a decrease in gross margin before interest expense directly related to the decrease in homes delivered, as discussed above.

Southwest - Homebuilding revenues increased 10.7% for the three months ended January 31, 2011 compared to the same period in the prior year.  The increase was primarily due to an 11.8% increase in average sales price for the three months ended January 31, 2011, as a result of the different mix of communities delivering in the three months ended January 31, 2011 compared to the same period in 2010, offset by a 5.0% decrease in homes delivered.

Income before income taxes increased $1.5 million to a profit of $5.4 million for the three months ended January 31, 2011.  The increase was primarily due to a land sale during the first quarter of fiscal 2011.  Gross margin before interest expense for the three months ended January 31, 2011 was relatively flat compared to the same period of the prior year.

West - Homebuilding revenues decreased 26.4% for the three months ended January 31, 2011 compared to the same period in the prior year.  The decrease for the three months ended January 31, 2011 was attributed to a 27.4% decrease in homes delivered, along with an 8.2% decrease in average sales price, due to the different mix of communities delivering in the three months ended January 31, 2011 compared to the same period of the prior year.  The decrease in deliveries for the three months ended January 31, 2011 compared to the same period of the prior year was the result of the continued slowing of the housing market in California.

Loss before income taxes increased $2.7 million to a loss of $8.6 million for the three months ended January 31, 2011.  The increased loss for the three months ended January 31, 2011 was primarily due to a $4.1 million increase in inventory impairments and land option write-offs taken in the three months ended January 31, 2011 compared to the same period in the prior year.  Gross margin before interest expense for the three months ended January 31, 2011 was relatively flat compared to the same period of the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of nonagency and nongovernmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we no longer originate Alt-A or sub-prime loans. As Alt-A and sub-prime originations were eliminated, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination.  FHA/VA loans represented 48.4% and 46.7% for the first quarter of fiscal 2011 and 2010, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2011, financial services provided a $1.6 million pretax profit compared to $2.2 million of pretax profit for the same period of fiscal 2010.  While revenues were down 6.7% for the first quarter of fiscal 2011 from the first quarter of fiscal 2010, costs were flat for such period.  Mortgage settlements decreased for the three months ended January 31, 2011 compared to the same period in the prior year, contributing to the decrease in revenues.  In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 77.8% and 79.8% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2011 and 2010, respectively.  Servicing rights on new mortgages originated by us will be sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey.  These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety.  Corporate general and administrative expenses decreased to $15.0 million for the three months ended January 31, 2011 compared to $16.2 million for the three months ended January 31, 2010, primarily due to a reduction in depreciation expense, resulting mainly from some capitalized software becoming fully depreciated, coupled with no new significant additions of depreciable assets. Also contributing to the decrease was a continued tightening of variable spending.

Other Interest

Other interest decreased $1.6 million for the three months ended January 31, 2011 compared to the three months ended January 31, 2010.  Our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed.  In the three months ended January 31, 2011, our interest incurred decreased compared to the prior period.  As a result, we had less interest that was required to be directly expensed.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, noncontrolling interest relating to consolidated joint ventures, and corporate owned life insurance.  Other operations decreased to $0.9 million for the three months ended January 31, 2011 compared to $1.9 million for the three months ended January 31, 2010.  The decreases were primarily due to higher life insurance proceeds offsetting expenses in the first quarter of fiscal 2011, compared to the same period of the prior year.

Gain on Extinguishment of Debt

During the three months ended January 31, 2010, we repurchased in the open market a total of $11.3 million principal amount of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $8.7 million, plus accrued and unpaid interest.  We recognized a gain of $2.6 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price.  There were no debt repurchases and/or exchanges during the three months ended January 31, 2011.  Under the terms of our indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time.  We may also continue to make additional debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.  During the second quarter of fiscal 2011, we repurchased certain of our senior and senior subordinated notes in tender offers and called for redemption all of such notes that were not tendered in the tender offers (See Note 21 to the Condensed Consolidated Financial Statements).

Loss From Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $1.0 million for the three months ended January 31, 2011, compared to $0.4 million for the three months ended January 31, 2010.  The increase in the loss is mainly due to costs incurred with the startup of a new joint venture in the first quarter of fiscal 2011.

Total Taxes

On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss to previously profitable years that were not available for carryback prior to the new tax legislation.  We recorded the impact of the carryback of $291.3 million in the three months ended January 31, 2010.  We received $274.1 million in the second quarter of fiscal 2010 and the remaining $17.2 million in the three months ended January 31, 2011.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover the deferred tax assets. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry during 2009, 2010 and 2011, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of January 31, 2011.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred taxes amounted to $833.0 million and $811.0 million at January 31, 2011 and October 31, 2010, respectively.  The valuation allowance increased during the three months ended January 31, 2011 primarily due to additional reserves recorded for the federal tax benefits related to the losses incurred during the period.

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
.  Adverse weather conditions and natural disasters;
.  Changes in market and other environmental conditions and seasonality of the Company’s business;
.  Changes in home prices and sales activity in the markets where the Company builds homes;
.  Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws and the environment;
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
.  The Company's sources of liquidity;
.  Changes in credit ratings;
.  Availability of net operating loss carryforwards;
.  Operations through joint ventures with third parties;
.  Product liability litigation and warranty claims;
.  Successful identification and integration of acquisitions;
.  Significant influence of the Company's controlling stockholders; and
.  Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended October 31, 2010 and in Part II, Item1A "Risk Factors" in this Form 10-Q.  Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt.  In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse lines of credit under our secured master repurchase agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration.  In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors.  Accordingly, the risk from mortgage loans is not material.  We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans.  We are also subject to foreign currency risk but we do not believe that this risk is material.  The following table sets forth as of January 31, 2011, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2011 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	FV at January 31, 2011

Long term debt(1):
Fixed rate	$20,946	$103,092	$54,999	$55,432	$83,068	$1,354,439	$1,671,976	$1,597,650
Weighted average interest rate	8.43%	8.55%	7.77%	6.51%	6.30%	9.40%	9.03%

(1)  Does not include either of our mortgage warehouse lines of credit made under our secured master repurchase agreements.  See Note 9 to our Condensed Consolidated Financial Statements for more information.

During February 2011, we issued senior notes and tangible equity units, as well as repurchased certain senior and senior subordinated notes in tender offers for such notes.  We also called for redemption all of such notes not tendered in the tender offers.  See Note 21 to our Condensed Consolidated Financial Statements for more information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2011.  Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors

The risk factors below should be read together with the risk factors contained in our Annual Report on Form 10-K/A for the year ended October 31, 2010. You should carefully consider all the risk factors in addition to the other information included in this Quarterly Report on Form 10-Q.

Increases in the costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest expenses and real estate taxes, generally are deductible expenses for an individual’s federal, and in some cases state, income taxes, subject to limitations under current tax law and policy. If the federal government or a state government were to change its income tax laws to eliminate or substantially limit these income tax deductions, as has been discussed from time to time, the after-tax cost of owning a new home would increase for many of our potential customers.  The loss or reduction of these homeowner tax deductions, if such tax law changes were enacted without any offsetting legislation, would adversely impact demand for and sales prices of new homes, including ours. In addition, increases in property tax rates or fees on developers by local governmental authorities, as experienced in response to reduced federal and state funding or to fund local initiatives such as funding schools or road improvements, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes, and can have an adverse impact on our business and financial results.

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

For example, the Company was engaged in discussions with the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Justice (DOJ) regarding alleged violations of storm water discharge requirements.  In resolution of this matter, in April 2010 we agreed to the terms of a consent decree with the EPA, DOJ and the states of Virginia, Maryland, West Virginia and the District of Columbia (collectively, the “States”).  The consent decree was approved by the federal district court in August 2010.  Under the terms of the consent decree, we have paid a fine of $1.0 million collectively to the United States and the States named above and have agreed to perform under the terms of the consent decree for a minimum of three years, which includes implementing certain operational and training measures nationwide to facilitate ongoing compliance with storm water regulations. More recently, the New York State Department of Environmental Conservation is seeking a civil penalty from us in connection with notices of violation for allegedly failing to comply with a storm water permit at an incomplete project in the state of New York; and the New Jersey Department of Environmental Protection has contacted us regarding violations it asserts occurred when one of our contractors demolished a structure in New Jersey prior to obtaining a storm water permit. Although we do not know the final outcomes, we believe any penalties and any other impacts of these two matters will not have a material adverse effect on us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock (adjusted for a 2 for 1 stock dividend on March 5, 2004).  No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the three months ended January 31, 2011 (excluding any purchases that may have been made by certain members of the Hovnanian family, which would have been reported in filings with the Securities and Exchange Commission).  The maximum number of shares that may yet be purchased under the Company’s plans or programs is 0.6 million.

Item 6.  Exhibits

3(a)	Certificate of Incorporation of the Registrant.(1)
3(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(2)
3(c)	Restated Bylaws of the Registrant.(3)
4(a)	Indenture, dated as of February 14, 2011, relating to Senior Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.
4(b)
Senior Notes Supplemental Indenture, dated as of February 14, 2011, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee.(7)

4(c)	Indenture, dated as of February 9, 2011, relating to Senior Subordinated Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.
4(d)
Amortizing Notes Supplemental Indenture, dated as of February 9, 2011, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee.(7)

4(e)
Purchase Contract Agreement, dated as of February 9, 2011, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee under the Amortizing Notes Indenture, as Purchase Contract Agent and as attorney-in-fact for the holders of the Purchase Contracts from time to time.(7)

4(f)	Form of Unit (included in Exhibit 4(e) hereof).
4(g)	Form of Purchase Contract (included in Exhibit 4(e) hereof).
4(h)	Form of Amortizing Note (included in Exhibit 4(d) hereof).
4(i)	Form of Senior Note (included in Exhibit 4(b) hereof).
4(j)	Specimen Class A Common Stock Certificate.(6)
4(k)	Specimen Class B Common Stock Certificate.(6)
4(l)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated January 12, 2005.(4)
4(m)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(n)
Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(5)

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 9, 2008.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 21, 2009.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A (No. 001-08551) of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2009.

(7)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed February 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
(Registrant)

DATE:	March 4, 2011
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	March 4, 2011
/S/PAUL W. BUCHANAN
Paul W. Buchanan
Senior Vice President/
Chief Accounting Officer