Form 10-Q/A
period 2011-04-30
HOVNANIAN ENTERPRISES INC
filed 2011-06-14
CIK 357294

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends Part 1 Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, originally filed with the U.S. Securities and Exchange Commission on June 8, 2011 (the “Original Form 10-Q”), solely to correct an error on Pages 37 and 41 of the Original Form 10-Q under the caption “Capital Resources and Liquidity”.  As accurately disclosed in the press release announcing our financial results for the fiscal second quarter ended April 30, 2011 on June 7, 2011 and discussed during the fiscal 2011 second quarter financial results conference call on June 8, 2011, the amount of cash expended for land and land development during the three month period ended April 30, 2011 was approximately $125 million.  The amount expended for land and land development during the six month period ended April 30, 2011 was approximately $200 million, the sum of the approximately $125 million for the three months ended April 30, 2011 and the approximately $75 million previously disclosed in the press release announcing our financial results for the fiscal first quarter ended January 31, 2011 on March 2, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 filed on March 4, 2011.

On both pages of the Original Form 10-Q cited above, the disclosure of the amount of cash expended for land and land development incorrectly stated the amount expended during the six month period ended April 30, 2011 as approximately $125 million rather than approximately $200 million.    This disclosure has been corrected in the Amendment.  In addition, within the paragraph on Page 37 that contains the corrected disclosure of cash expended for land and land development during the six month period ended April 30, 2011, the disclosure of the change in homebuilding cash during the six month period ended April 30, 2011 has been expanded to provide additional detail regarding the change by adding disclosure that approximately $161.9 million from the net proceeds of the February 2011 issuances of Class A common stock, units and senior notes was used to repurchase or redeem certain senior and senior subordinated notes.

The error in the Original Form 10-Q had, and the correction to the disclosure discussed above has, no impact on our consolidated balance sheets as of April 30, 2011 and October 31, 2010, our consolidated statements of operations and related income (loss) per common share amounts for the three and six months ended April 30, 2011 and April 30, 2010, or our consolidated statements of cash flows and consolidated statements of equity for the periods ended April 30, 2011 and 2010.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment currently dated Certifications.

Except as described above, no other changes have been made to the Original Form 10-Q. The Original Form 10-Q has not been updated for events or information subsequent to the date of filing of the Original Form 10-Q.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q/A

INDEX	PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of April 30,
2011 (unaudited) and October 31, 2010	4

Condensed Consolidated Statements of Operations (unaudited) for	6
the three and six months ended April 30, 2011 and 2010

Condensed Consolidated Statement of Equity
(unaudited) for the six months ended April 30, 2011	7

Condensed Consolidated Statements of Cash Flows (unaudited)
for the six months ended April 30, 2011 and 2010	8

Notes to Condensed Consolidated Financial
Statements (unaudited)	10

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	63

Item 4. Controls and Procedures	64

PART II. Other Information
Item 1. Legal Proceedings	64

Item 1A. Risk Factors	64

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	65

Item 6. Exhibits	66

Signatures	68

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	April 30, 2011	October 31, 2010
ASSETS	(Unaudited)	(1)

Homebuilding:
Cash and cash equivalents	$348,119	$359,124

Restricted cash	85,346	108,983

Inventories:
Sold and unsold homes and lots under development	655,918	591,729

Land and land options held for future
development or sale	308,601	348,474

Consolidated inventory not owned:
Specific performance options	12,064	21,065
Variable interest entities	-	32,710
Other options	1,026	7,962

Total consolidated inventory not owned	13,090	61,737

Total inventories	977,609	1,001,940

Investments in and advances to unconsolidated
joint ventures	66,375	38,000

Receivables, deposits, and notes	50,504	61,023

Property, plant, and equipment – net	58,663	62,767

Prepaid expenses and other assets	87,323	83,928

Total homebuilding	1,673,939	1,715,765

Financial services:
Cash and cash equivalents	5,611	8,056
Restricted cash	6,621	4,022
Mortgage loans held for sale	47,372	86,326
Other assets	3,012	3,391

Total financial services	62,616	101,795

Total assets	$1,736,555	$1,817,560

(1)  Derived from the audited balance sheet as of October 31, 2010.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	April 30, 2011	October 31, 2010
LIABILITIES AND EQUITY	(Unaudited)	(1)

Homebuilding:
Nonrecourse land mortgages	$18,934	$4,313
Accounts payable and other liabilities	277,269	319,749
Customers’ deposits	15,227	9,520
Nonrecourse mortgages secured by operating properties	20,210	20,657
Liabilities from inventory not owned	13,090	53,249

Total homebuilding	344,730	407,488

Financial services:
Accounts payable and other liabilities	16,865	16,142
Mortgage warehouse line of credit	33,528	73,643

Total financial services	50,393	89,785

Notes payable:
Senior secured notes	785,372	784,592
Senior notes	827,460	711,585
Senior subordinated notes	-	120,170
TEU senior subordinated amortizing notes	15,615	-
Accrued interest	22,319	23,968

Total notes payable	1,650,766	1,640,315

Income taxes payable	40,483	17,910

Total liabilities	2,086,372	2,155,498

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

Our homebuilding cash balance at April 30, 2011 decreased by $11.0 million from October 31, 2010.  This decrease was primarily due to spending approximately $200 million on land and land development, offset by an increase of $286.2 million of proceeds from the February 2011 issuances of Class A Common Stock, Units and Senior Notes, of which approximately $161.9 million was used to repurchase or redeem certain of our senior and senior subordinated notes.  In addition, we received $22.0 million from income tax refunds.

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

Total inventory, excluding consolidated inventory not owned, increased $24.3 million during the six months ended April 30, 2011.  Total inventory, excluding consolidated inventory not owned, increased in the Northeast $10.6 million, in the Mid-Atlantic of $11.1 million, in the Midwest $5.1 million, in the Southeast $14.2 million and in the Southwest $13.2 million.  These increases were offset by a decrease in the West of $29.9 million.  During the first half of 2011, we incurred $23.1 million in impairments, the majority of which related to two properties that are held for sale and one community in the Northeast that has had significant price reductions to encourage the sale of the final phase of less desirable lots in the community.  In addition, we wrote-off costs in the amount of $7.3 million during the six months ended April 30, 2011, related to land options that expired or that we terminated.  Despite these write-downs and inventory reductions due to deliveries, total inventory increased $24.3 million, excluding consolidated inventory not owned, because we spent approximately $200 million on land purchases and land development during the six months ended April 30, 2011.  We have recently been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. Substantially all homes under construction or completed and included in inventory at April 30, 2011 are expected to be closed during the next 12 months.  Most inventory completed or under development was/is partially financed through our line of credit and debt and equity issuances.

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

Safe Harbor Statement

All statements in this Form 10-Q/A that are not historical facts should be considered “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved.  Such risks, uncertainties and other factors include, but are not limited to:

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

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended October 31, 2010 and in Part II, Item1A "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended January 31, 2011 and in this Form 10-Q/A.  Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q/A.

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

PART II.  Other Information

Item 1.  Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q/A.

Item 1A.  Risk Factors

The risk factors below should be read together with the risk factors contained in our Annual Report on Form 10-K/A for the year ended October 31, 2010, as well as the Quarterly Report on Form 10-Q for the quarter ended January 31, 2011. You should carefully consider all the risk factors in addition to the other information included in this Quarterly Report on Form 10-Q/A.

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

HOVNANIAN ENTERPRISES, INC.
(Registrant)

DATE:	June 14, 2011
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	June 14, 2011
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/
Corporate Controller and
Chief Accounting Officer