Form 10-Q
period 2011-07-31
HOVNANIAN ENTERPRISES INC
filed 2011-09-09
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended JULY 31, 2011
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
Yes [ X ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X ]  No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [   ]  Accelerated Filer  [ X ]
Non-Accelerated Filer  [   ]  (Do not check if smaller reporting company)   Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  80,395,958 shares of Class A Common Stock and 14,560,764 shares of Class B Common Stock were outstanding as of September 6, 2011.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

INDEX	PAGE NUMBER

PART I. Financial Information
Item l. Financial Statements:

Condensed Consolidated Balance Sheets as of July 31,
2011 (unaudited) and October 31, 2010	3

Condensed Consolidated Statements of Operations (unaudited) for	5
the three and nine months ended July 31, 2011 and 2010

Condensed Consolidated Statement of Equity
(unaudited) for the nine months ended July 31, 2011	6

Condensed Consolidated Statements of Cash Flows (unaudited)
for the nine months ended July 31, 2011 and 2010	7

Notes to Condensed Consolidated Financial
Statements (unaudited)	9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	62

Item 4. Controls and Procedures	63

PART II. Other Information
Item 1. Legal Proceedings	63

Item 1A. Risk Factors	63

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	64

Item 6. Exhibits	65

Signatures	66

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	July 31, 2011	October 31, 2010
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash and cash equivalents	$273,443	$359,124

Restricted cash	79,069	108,983

Inventories:
Sold and unsold homes and lots under development	714,984	591,729

Land and land options held for future development or sale	307,427	348,474

Consolidated inventory not owned:
Specific performance options	2,619	21,065
Variable interest entities	-	32,710
Other options	-	7,962

Total consolidated inventory not owned	2,619	61,737

Total inventories	1,025,030	1,001,940

Investments in and advances to unconsolidated joint ventures	62,493	38,000

Receivables, deposits, and notes	48,783	61,023

Property, plant, and equipment – net	55,531	62,767

Prepaid expenses and other assets	84,725	83,928

Total homebuilding	1,629,074	1,715,765

Financial services:
Cash and cash equivalents	8,942	8,056
Restricted cash	4,214	4,022
Mortgage loans held for sale	53,198	86,326
Other assets	2,332	3,391

Total financial services	68,686	101,795

Total assets	$1,697,760	$1,817,560

(1)  Derived from the audited balance sheet as of October 31, 2010.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In Thousands Except Share Amounts)

	July 31, 2011	October 31, 2010
	(Unaudited)	(1)
LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse land mortgages	$23,583	$4,313
Accounts payable and other liabilities	280,672	319,749
Customers’ deposits	15,490	9,520
Nonrecourse mortgages secured by operating properties	19,981	20,657
Liabilities from inventory not owned	2,619	53,249
Total homebuilding	342,345	407,488
Financial services:
Accounts payable and other liabilities	14,076	16,142
Mortgage warehouse line of credit	41,659	73,643
Total financial services	55,735	89,785
Notes payable:
Senior secured notes	786,214	784,592
Senior notes	827,696	711,585
Senior subordinated notes	-	120,170
TEU senior subordinated amortizing notes	14,450	-
Accrued interest	34,896	23,968
Total notes payable	1,663,256	1,640,315
Income taxes payable	35,782	17,910
Total liabilities	2,097,118	2,155,498
Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $.01 par value - authorized 100,000 shares; Issued 5,600 shares with a liquidation preference of $140,000 at July 31, 2011 and at October 31, 2010	135,299	135,299
Common stock, Class A, $.01 par value – authorized 200,000,000 shares; issued 91,587,374 shares at July 31, 2011 and 74,809,683 shares at October 31, 2010 (including 11,694,720 shares at July 31, 2011 and October 31, 2010 held in Treasury)	915	748
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) – authorized 30,000,000 shares; Issued 15,253,512 shares at July 31, 2011 and 15,256,543 shares at October 31, 2010 (including 691,748 shares at July 31, 2011 and October 31, 2010 held in Treasury)	153	153
Paid in capital - common stock	590,592	463,908
Accumulated deficit	(1,011,158)	(823,419)
Treasury stock - at cost	(115,257)	(115,257)
Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(399,456)	(338,568)
Noncontrolling interest in consolidated joint ventures	98	630
Total equity deficit	(399,358)	(337,938)
Total liabilities and equity	$1,697,760	$1,817,560

(1) Derived from the audited balance sheet as of October 31, 2010.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands Except Per Share Data) (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Revenues:
Homebuilding:
Sale of homes	$276,479	$368,077	$759,338	$987,923
Land sales and other revenues	1,289	3,770	13,695	7,489
Total homebuilding	277,768	371,847	773,033	995,412
Financial services	7,850	8,753	20,249	23,418
Total revenues	285,618	380,600	793,282	1,018,830
Expenses:
Homebuilding:
Cost of sales, excluding interest	234,256	306,054	646,149	822,796
Cost of sales interest	14,222	22,184	43,804	60,777
Inventory impairment loss and land option write-offs	11,426	48,959	41,876	55,111
Total cost of sales	259,904	377,197	731,829	938,684
Selling, general and administrative	34,900	42,184	114,944	127,615
Total homebuilding expenses	294,804	419,381	846,773	1,066,299
Financial services	5,547	6,168	16,194	17,194
Corporate general and administrative	11,648	14,816	38,609	45,232
Other interest	25,207	22,671	74,079	71,634
Other operations	341	1,791	1,933	5,455
Total expenses	337,547	464,827	977,588	1,205,814
(Loss) gain on extinguishment of debt	(1,391)	5,256	(3,035)	25,047
Loss from unconsolidated joint ventures	(2,255)	(871)	(6,479)	(853)
Loss before income taxes	(55,575)	(79,842)	(193,820)	(162,790)
State and federal income tax benefit:
State	(4,642)	(6,988)	(4,349)	(6,160)
Federal	(3)	-	(1,732)	(291,331)
Total income taxes	(4,645)	(6,988)	(6,081)	(297,491)
Net (loss) income	$(50,930)	$(72,854)	$(187,739)	$134,701
Per share data:
Basic:
(Loss) income per common share	$(0.47)	$(0.92)	$(1.92)	$1.71
Weighted-average number of common shares outstanding	108,721	78,763	97,648	78,662
Assuming dilution:
(Loss) income per common share	$(0.47)	$(0.92)	$(1.92)	$1.69
Weighted-average number of common shares outstanding	108,721	78,763	97,648	79,873

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In Thousands Except Share Amounts)
(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance, November 1, 2010	63,114,963	$748	14,564,795	$153	5,600	$135,299	$463,908	$(823,419)	$(115,257)	$630	$(337,938)

Stock options, amortization and issuances							3,709				3,709

Restricted stock amortization, issuances and forfeitures	402,862	4					147				151

Stock issuance February 14, 2011	13,512,500	135					54,764				54,899

Issuance of prepaid common stock purchase contracts							68,092				68,092

Settlement of prepaid common stock purchase contracts	2,859,298	28					(28)				-

Conversion of Class B to Class A Common Stock	3,031		(3,031)								-

Noncontrolling interest in consolidated joint ventures										(532)	(532)

Net loss								(187,739)			(187,739)

Balance, July 31, 2011	79,892,654	$915	14,561,764	$153	5,600	$135,299	$590,592	$(1,011,158)	$(115,257)	$98	$(399,358)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended
	July 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(187,739)	$134,701
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	7,167	9,089
Compensation from stock options and awards	5,110	7,022
Amortization of bond discounts and deferred financing costs	4,456	3,757
Gain on sale and retirement of property and assets	(44)	(71)
Loss from unconsolidated joint ventures	6,479	853
Distributions of earnings from unconsolidated joint ventures	366	1,812
Loss (gain) on extinguishment of debt	3,035	(25,047)
Inventory impairment and land option write-offs	41,876	55,111
Decrease (increase) in assets:
Mortgage loans held for sale	33,128	8,090
Restricted cash, receivables, prepaids, deposits and other assets	42,344	36,258
Inventories	(85,657)	(14,020)
Increase (decrease) in liabilities:
State and Federal income tax liabilities	17,872	(43,187)
Customers’ deposits	5,970	(7,543)
Accounts payable, accrued interest and other accrued liabilities	(73,604)	(74,884)
Net cash (used in) provided by operating activities	(179,241)	91,941
Cash flows from investing activities:
Proceeds from sale of property and assets	950	348
Purchase of property, equipment, and other fixed assets	(743)	(1,503)
Investments in and advances to unconsolidated joint ventures	(3,288)	(3,595)
Distributions of capital from unconsolidated joint ventures	2,999	4,637
Net cash provided by (used in) investing activities	(82)	(113)
Cash flows from financing activities:
Proceeds from mortgages and notes	61	4,793
Proceeds from senior debt	151,220	-
Proceeds from senior secured notes	12,660	-
Proceeds from tangible equity units issuance	83,707	-
Proceeds from common stock issuance	54,899	-
Net (payments) proceeds related to mortgage warehouse lines of credit	(31,984)	101
Deferred financing cost from note issuances	(5,396)	(1,602)
Principal payments and debt repurchases	(170,639)	(111,576)
Net cash provided by (used in) financing activities	94,528	(108,284)
Net decrease in cash and cash equivalents	(84,795)	(16,456)
Cash and cash equivalents balance, beginning of period	367,180	426,692
Cash and cash equivalents balance, end of period	$282,385	$410,236

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands - Unaudited) (Continued)

	Nine Months Ended
	July 31,
	2011	2010
Supplemental disclosures of cash flow:
Cash received during the period for:
Income taxes	$24,024	$254,304

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

See notes to Condensed Consolidated Financial Statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  Hovnanian Enterprises, Inc. and its consolidated subsidiaries (the "Company”, “we”, “us” or “our”) has reportable segments consisting of six Homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and the Financial Services segment (see Note 16).

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

2.  For the three and nine months ended July 31, 2011, the Company’s total stock-based compensation expense was $1.5 million and $5.1 million, respectively, and $2.6 million and $7.1 million for the three and nine months ended July 31, 2010, respectively.  Included in this total stock-based compensation expense was the vesting of stock options of $1.1 million and $3.7 million for the three and nine months ended July 31, 2011, respectively, and $1.2 million and $3.7 million for the three and nine months ended July 31, 2010, respectively.

3.  Interest costs incurred, expensed and capitalized were:

	Three Months Ended July 31,		Nine Months Ended July 31,
(In thousands)	2011	2010	2011	2010

Interest capitalized at beginning of period	$135,556	$155,126	$136,288	$164,340
Plus interest incurred(1)	40,051	38,107	117,773	116,449
Less cost of sales interest expensed	14,222	22,184	43,804	60,777
Less other interest expensed(2)(3)	25,207	22,671	74,079	71,634
Interest capitalized at end of period(4)	$136,178	$148,378	$136,178	$148,378

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)
Other interest expensed is comprised of interest that does not qualify for capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt. Interest on completed homes and land in planning, which does not qualify for capitalization is expensed.

(3)
Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Nine Months Ended July 31,
(In thousands)	2011	2010
Other interest expensed	$74,079	$71,634
Interest paid by our mortgage and finance subsidiaries	1,523	1,280
Increase in accrued interest	(10,928)	(7,017)
Cash paid for interest, net of capitalized interest	$64,674	$65,897

(4)
We have incurred significant inventory impairments in recent years, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts above are shown gross before allocating any portion of the impairments to capitalized interest.

4.  Accumulated depreciation at July 31, 2011 and October 31, 2010 amounted to $76.9 million and $73.0 million, respectively, for our homebuilding property, plant and equipment.

5.  We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the nine months ended July 31, 2011, our discount rates used for the impairments recorded ranged from 17.5% to 19.8%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  We recorded impairment losses, which are included in the Condensed Consolidated Statement of Operations line entitled "Inventory impairment loss and land option write-offs", and deducted from inventory, of  $5.1 million and $49.7 million for the three months ended July 31, 2011 and 2010, respectively, and $28.2 million and $54.1 million for the nine months ended July 31, 2011 and 2010, respectively.

The following table represents inventory impairments by homebuilding segment for the three and nine months ended July 31, 2011 and 2010:

	Three Months Ended			Three Months Ended
(Dollars in millions)	July 31, 2011			July 31, 2010

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	-	$-	$-	6	$13.5	$29.8
Mid-Atlantic	-	-	-	-	-	-
Midwest	1	0.4	0.9	-	-	-
Southeast	10	1.5	4.9	7	1.1	3.8
Southwest	-	-	-	1	0.1	0.2
West	2	3.2	10.9	14	35.0	48.4
Total	13	$5.1	$16.7	28	$49.7	$82.2

	Nine Months Ended			Nine Months Ended
(Dollars in millions)	July 31, 2011			July 31, 2010

	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	5	$17.7	$88.6	8	$16.6	$35.5
Mid-Atlantic	3	2.1	10.9	2	0.5	1.5
Midwest	1	0.4	0.9	-	-	-
Southeast	10	1.5	4.9	13	1.5	5.0
Southwest	-	-	-	2	0.2	0.4
West	4	6.5	21.5	15	35.3	48.8
Total	23	$28.2	$126.8	40	$54.1	$91.2

(1)  Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

We also record losses for the write-offs of options, and approval, engineering and capitalized interest costs when we redesign communities and/or abandon certain engineering costs or we do not exercise options because the communities' forecasted profitability is not projected to produce adequate returns on investment commensurate with the risk.  Total aggregate write-offs were $6.3 million and $(0.7) million for the three months ended July 31, 2011 and 2010, respectively, and $13.7 million and $1.0 million for the nine months ended July 31, 2011 and 2010, respectively.  Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  These recoveries have not been significant in comparison to the total cost written off.

The following table represents write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three and nine months ended July 31, 2011 and 2010:

	Three Months Ended
	July 31,
	2011		2010
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	486	$0.8	-	$-
Mid-Atlantic	485	4.8	-	-
Midwest	-	-	547	-
Southeast	184	0.5	-	(0.7)
Southwest	225	0.1	-	-
West	-	0.1	-	-
Total	1,380	$6.3	547	$(0.7)

	Nine Months Ended
	July 31,
	2011		2010
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	1,531	$4.0	259	$1.5
Mid-Atlantic	2,259	5.3	184	0.1
Midwest	230	0.4	547	(0.1)
Southeast	1,357	0.8	-	(0.6)
Southwest	295	0.1	409	0.1
West	143	3.1	-	-
Total	5,815	$13.7	1,399	$1.0

We have decided to mothball (or stop development on) certain communities where we have determined the current market conditions do not justify further investment at this time.  When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.  During the first three quarters of fiscal 2011, we mothballed five communities but re-activated four previously mothballed communities.  In addition, during the nine months ended July 31, 2011, we sold two previously mothballed communities.  As of July 31, 2011, the net book value associated with our 57 mothballed communities was $174.4 million, net of impairment charges of $556.2 million.

6.  We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure.  We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer.  In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general, and administrative costs.  For homes delivered in fiscal 2011 and 2010, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims.  For bodily injury claims, our deductible per occurrence in 2011 and 2010 is $0.1 million up to a $5 million limit.  Our aggregate retention in 2011 is $21 million for construction defect, warranty and bodily injury claims.  Our aggregate retention in 2010 was $21 million for construction defect and warranty claims, and $20 million for bodily injury claims.  Additions and charges in the warranty reserve and general liability reserve for the three and nine months ended July 31, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2011	2010	2011	2010

Balance, beginning of period	$118,767	$127,350	$125,268	$127,868
Additions	9,663	7,600	22,508	27,046
Charges incurred	(9,359)	(11,313)	(28,705)	(31,277)
Balance, end of period	$119,071	$123,637	$119,071	$123,637

Warranty accruals are based upon historical experience.  We engage a third-party actuary that uses our historical warranty and construction defect data, worker's compensation data, and other industry data to assist us in estimating our reserves for unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs.  The estimates include provisions for inflation, claims handling, and legal fees.

Insurance claims paid by our insurance carriers were $5.1 million and $6.9 million for the three months ended July 31, 2011 and 2010, respectively, and $22.8 million and $17.1 million for the nine months ended July 31, 2011 and 2010, respectively, for deliveries in prior years.

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

The Company is also involved in the following litigation:

A subsidiary of the Company has been named as a defendant in a purported class action suit filed on May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D’Allesandro & Woodyard, et al., alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the subsidiary’s homes in Fort Myers, Florida.  Plaintiffs filed an amended complaint on October 19, 2007.  Plaintiffs sought to represent a class of certain home purchasers in southwestern Florida and sought damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs.  The Company’s subsidiary filed a motion to dismiss the amended complaint on December 14, 2007.  Following oral argument on the motion in September 2008, the court dismissed the amended complaint with leave for plaintiffs to amend. Plaintiffs filed a second amended complaint on October 31, 2008. The Company’s subsidiary filed a motion to dismiss this second amended complaint.  The Court dismissed portions of the second amended complaint.  The Court dismissed additional portions of the second amended complaint on April 28, 2010.  We have recently agreed with the plaintiffs to settle this case for an immaterial amount, and the settlement documents are in the process of being drafted by counsel.

8.  Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased.  Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts.  We believe we help to mitigate this risk by depositing our cash in major financial institutions.  At July 31, 2011, $120.9 million of the total cash and cash equivalents was in cash equivalents, the carrying value of which approximates fair value.

9.  In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder.  Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $59.0 million and $89.5 million of letters of credit outstanding as of July 31, 2011 and October 31, 2010, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of July 31, 2011 and October 31, 2010, the amount of cash collateral in these segregated accounts was $60.8 million and $92.3 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 4, 2012. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.50% to 3.0% based on the takeout investor and type of loan. As of July 31, 2011, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $41.7 million.  We had a second Master Repurchase Agreement with Citibank, N.A. (“Citibank Master Repurchase Agreement”) which was terminated on April 5, 2011.

The Chase Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2011, we believe we were in compliance with the covenants of the Chase Master Repurchase Agreement.

10.  At July 31, 2011, we had $797.0 million ($786.2 million net of discount) of outstanding 10 5/8% Senior Secured Notes due 2016, including $12.0 million of additional 10 5/8% Senior Secured Notes due 2016, which we issued during the third quarter of fiscal 2011 as described below.   At July 31, 2011, we also had $832.7 million of outstanding senior notes ($827.7 million net of discount) comprised of $54.4 million 6 1/2% Senior Notes due 2014, $29.2 million 6 3/8% Senior Notes due 2014, $155.0 million 11 7/8% Senior Notes due 2015, $52.7 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017.  In addition, we had outstanding $14.5 million senior subordinated amortizing notes, which were issued as a component part of our Tangible Equity Units (See Note 11).

On May 4, 2011, we issued $12.0 million of additional 10 5/8% Senior Secured Notes due 2016 resulting in net proceeds of approximately $11.6 million. On June 3, 2011 we used the net proceeds from the issuance of these additional notes, as well as cash on hand, to fund the redemption of the remaining $0.5 million outstanding of our 11 1/2% Senior Secured Notes due 2013 and the remaining $11.7 million outstanding of our 18.0% Senior Secured Notes due 2017.

On February 14, 2011, we issued $155.0 million aggregate principal amount of 11 7/8% Senior Notes due 2015 (the “Senior Notes”), which are guaranteed by us and substantially all of our subsidiaries.  The Senior Notes bear interest at a rate of 11 7/8% per annum, which is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2011, and mature on October 15, 2015.

The net proceeds from the issuances of the Senior Notes, Class A Common Stock (see Note 14) and Tangible Equity Units (see Note 11) were approximately $286.2 million, a portion of which were used to fund the purchase through tender offers, on February 14, 2011, of the following series of K. Hovnanian’s senior and senior subordinated notes:   approximately $24.6 million aggregate principal amount of 8% Senior Notes due 2012 (the “2012 Senior Notes”), $44.1 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 (the “2012 Senior Subordinated Notes”) and $29.2 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2013 (the “2013 Notes” and, together with the 2012 Senior Notes and the 2012 Senior Subordinated Notes, the “Tender Offer Notes”). On February 14, 2011, K. Hovnanian called for redemption on March 15, 2011 all Tender Offer Notes that were not tendered in the tender offers for an aggregate redemption price of approximately $60.1 million.   Such redemptions were funded with proceeds from the offerings of the Class A Common Stock, the Units and the Senior Notes.

Except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes (see Note 21).  The indentures governing the senior secured, senior and senior subordinated notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian,  to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the senior secured, senior, and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2011, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors.  At July 31, 2011, the aggregate book value of the real property collateral securing these notes was approximately $731.9 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $219.4 million as of July 31, 2011, which includes $60.8 million of restricted cash also collateralizing certain letters of credit.

11.  On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “Units”), and on February 14, 2011, we issued an additional 450,000 Units pursuant to the over-allotment option granted to the underwriters.

Each Unit initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, an “Amortizing Note”).  The Amortizing Notes have an aggregate principal amount of $14.5 million as of July 31, 2011.  On each February 15, May 15, August 15 and November 15, commencing on May 15, 2011, K. Hovnanian will pay holders of Amortizing Notes equal quarterly cash installments of $0.453125 per Amortizing Note (except for the May 15, 2011 installment payment, which was $0.483334 per Amortizing Note), which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of Units. Each installment will constitute a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Amortizing Note, allocated as set forth in the amortization schedule provided in the Indenture under which the Amortizing Notes were issued.  The Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Amortizing Notes, except in certain circumstances as described in the indenture governing Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment).  Each Unit may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.  The amortizing note component of the Units is recorded as debt, and the purchase contract component of the Units is recorded in equity as additional paid in capital.  We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital as of July 31, 2011.  As of July 31, 2011, 0.6 million Purchase Contracts have been converted into 2.9 million shares of our Class A Common Stock.

12.  Basic earnings per share is computed by dividing net income or (loss) (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period.  The basic weighted-average number of shares includes 13.6 million shares related to Purchase Contracts which are contingently issuable with no additional cash required to be paid.  Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.  For the three and nine months ended July 31, 2011,  0.1 million and 0.4 million, respectively, of incremental shares attributed to non-vested stock and outstanding options to purchase common stock were excluded from the computation of diluted EPS because we had a net loss for the period, and any incremental shares would not be dilutive. In addition, shares related to out-of-the money stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS were 5.7 million and 3.5 million at July 31, 2011 and 2010, respectively, because to do so would have been anti-dilutive for the periods presented. For the three months ended July 31, 2010, 1.3 million incremental shares attributed to non-vested stock and outstanding options to purchase common stock were excluded from the computation of diluted EPS because we had a net loss for the period, and any incremental shares would not be dilutive. For the nine months ended July 31, 2010, diluted earnings per common share was computed using the weighted average number of shares outstanding adjusted for the 1.0 million incremental shares attributed to non-vested stock and outstanding options to purchase common stock.

13.  On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000.  Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three and nine months ended July 31, 2011 and 2010, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in the indentures governing our senior secured, senior and senior subordinated notes discussed above.  We anticipate we will be restricted from paying dividends for the foreseeable future.

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

On February 9, 2011, we issued 13,512,500 shares of our Class A Common Stock, including 1,762,500 shares issued pursuant to the over-allotment option granted to the underwriters, at a price of $4.30 per share.

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

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There have been no purchases during the nine months ended July 31, 2011.  As of July 31, 2011, 3.4 million shares of Class A Common Stock have been purchased under this program.

15.  Total income tax benefit was $4.6 million and $6.1 million for the three and nine months ending July 31, 2011, respectively, primarily due to a decrease in tax reserves for uncertain tax positions.  On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss to previously profitable years that were not available for carryback prior to the new tax legislation.  We recorded the impact of the carryback of $291.3 million in the three months ended January 31, 2010.  We received $274.1 million in the second quarter of fiscal 2010 and the remaining $17.2 million in the three months ended January 31, 2011.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover the deferred tax assets. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry during 2009, 2010 and  2011, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of July 31, 2011.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred taxes amounted to $858.8 million and $811.0 million at July 31, 2011 and October 31, 2010, respectively.  The valuation allowance increased during the nine months ended July 31, 2011 primarily due to additional reserves recorded for the federal tax benefits related to the losses incurred during the period.

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

Homebuilding:
 (1) Northeast (New Jersey, New York, and Pennsylvania)
 (2) Mid-Atlantic (Delaware, Maryland, Virginia, Washington D.C,  and West Virginia)
 (3) Midwest (Illinois, Minnesota, and Ohio)
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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2011	2010	2011	2010

Revenues:
Northeast	$44,051	$92,179	$126,035	$218,686
Mid-Atlantic	57,338	72,876	150,600	207,615
Midwest	17,721	24,437	49,295	63,986
Southeast	18,038	28,843	50,476	76,003
Southwest	108,188	103,597	298,829	289,968
West	32,423	49,966	97,896	138,936
Total homebuilding	277,759	371,898	773,131	995,194
Financial services	7,850	8,753	20,249	23,418
Corporate and unallocated	9	(51)	(98)	218
Total revenues	$285,618	$380,600	$793,282	$1,018,830

(Loss) income before income taxes:
Northeast	$(8,400)	$(15,510)	$(43,124)	$(30,281)
Mid-Atlantic	(4,816)	3,248	(13,805)	5,369
Midwest	(2,893)	(1,190)	(7,226)	(7,215)
Southeast	(4,017)	(1,352)	(10,697)	(6,307)
Southwest	7,577	7,033	19,449	17,969
West	(6,151)	(39,070)	(23,159)	(49,477)
Homebuilding loss before income taxes	(18,700)	(46,841)	(78,562)	(69,942)
Financial services	2,303	2,585	4,055	6,224
Corporate and unallocated	(39,178)	(35,586)	(119,313)	(99,072)
Loss before income taxes	$(55,575)	$(79,842)	$(193,820)	$(162,790)

	As of	As of
	July 31,	October 31,
(In thousands)	2011	2010

Assets:
Northeast	$460,490	$456,544
Mid-Atlantic	205,175	177,503
Midwest	55,439	47,818
Southeast	79,959	58,765
Southwest	202,031	206,001
West	170,658	195,808
Total homebuilding	1,173,752	1,142,439
Financial services	68,686	101,795
Corporate and unallocated	455,322	573,326
Total assets	$1,697,760	$1,817,560

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

Certain option purchase contracts result in the creation of a variable interest in the entity that owns the land parcel under option. In June 2009, the Financial Accounting Standards Board  revised its guidance regarding the determination of a primary beneficiary of a variable interest entity.  The revisions were effective for the Company as of November 1, 2010 and amend the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power to direct the significant activities of the entity and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the entity. The revised guidance also increased the required disclosures about a reporting entity's involvement with variable interest entities. The Company has determined it did not have the power to direct the activities that most significantly impact such entities' economic performance; therefore, all of the variable interest entities that were previously reported as consolidated inventory not owned on the Company's balance sheets were deconsolidated which reduced, as of November 1, 2010, both Consolidated inventory not owned and Liabilities from inventory not owned by $32.7 million.

We will continue to secure land and lots using options, some of which are with variable interest entities. Including deposits on our unconsolidated variable interest entities, at July 31, 2011, we had total cash and letters of credit deposits amounting to approximately $22.2 million to purchase land and lots with a total purchase price of $604.3 million.  The maximum exposure to loss with respect to our land and lot options is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

During the three months ended January 31, 2011, we entered into a joint venture agreement to acquire a portfolio of homebuilding projects, including land we previously owned. We sold the land we owned to the joint venture for net proceeds of $36.1 million, which was equal to our book value in the land at that time, and recorded an investment in unconsolidated joint ventures of $19.7 million for our interest in the venture.  During the three months ended April 30, 2011 we expanded this joint venture, selling additional land we owned to the joint venture for net proceeds of $27.2 million, which was equal to our book value in the land at that time, and recorded an additional investment of $11.4 million for our interest in the venture.  Separately, during the three months ended January 31, 2011, our partner in a land development joint venture transferred its interest in the venture to us.  The consolidation resulted in increases in inventory and non-recourse land mortgages of $9.5 million and $18.5 million, respectively, and a decrease in other liabilities of $9.0 million as of July 31, 2011.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

(Dollars in thousands)	As of July 31, 2011
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$29,645	$751	$30,396
Inventories	327,475	14,736	342,211
Other assets	21,391	1	21,392
Total assets	$378,511	$15,488	$393,999

Liabilities and equity:
Accounts payable and accrued liabilities	$26,830	$12,143	$38,973
Notes payable	212,552	21	212,573
Total liabilities	239,382	12,164	251,546
Equity of:
Hovnanian Enterprises, Inc.	55,234	1,372	56,606
Others	83,895	1,952	85,847
Total equity	139,129	3,324	142,453
Total liabilities and equity	$378,511	$15,488	$393,999
Debt to capitalization ratio	60%	1%	60%

(Dollars in thousands)	As of October 31, 2010
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$17,538	$161	$17,699
Inventories	247,790	73,864	321,654
Other assets	20,321		20,321
Total assets	$285,649	$74,025	$359,674

Liabilities and equity:
Accounts payable and accrued liabilities	$19,076	$17,266	$36,342
Notes payable	159,715	36,791	196,506
Total liabilities	178,791	54,057	232,848
Equity of:
Hovnanian Enterprises, Inc.	29,208	2,510	31,718
Others	77,650	17,458	95,108
Total equity	106,858	19,968	126,826
Total liabilities and equity	$285,649	$74,025	$359,674
Debt to capitalization ratio	60%	65%	61%

As of July 31, 2011 and October 31, 2010, we had advances outstanding of approximately $13.1 million and $13.5 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above.  On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $62.5 million and $38.0 million at July 31, 2011 and October 31, 2010, respectively.  In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  During the first nine months of fiscal 2011 and 2010, respectively, there were no impairments recorded by any of our unconsolidated joint ventures and we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures sustained an other than temporary impairment during those periods.

	For the Three Months Ended July 31, 2011
(In thousands)	Homebuilding	Land Development	Total

Revenues	$57,781	$3,249	$61,030
Cost of sales and expenses	(58,629)	(3,076)	(61,705)
Joint venture net (loss) income	(848)	173	(675)
Our share of net (loss) income	$(2,246)	$139	$(2,107)

	For the Three Months Ended July 31, 2010
(In thousands)	Homebuilding	Land Development	Total

Revenues	$45,729	$2,346	$48,075
Cost of sales and expenses	(49,754)	(2,490)	(52,244)
Joint venture net loss	$(4,025)	$(144)	$(4,169)
Our share of net loss	$(553)	$(83)	$(636)

	For the Nine Months Ended July 31, 2011
(In thousands)	Homebuilding	Land Development	Total

Revenues	$110,302	$9,888	$120,190
Cost of sales and expenses	(119,057)	(9,215)	(128,272)
Joint venture net (loss) income	$(8,755)	$673	$(8,082)
Our share of net (loss) income	$(6,175)	$419	$(5,756)

	For the Nine Months Ended July 31, 2010
(In thousands)	Homebuilding	Land Development	Total

Revenues	$101,410	$12,606	$114,016
Cost of sales and expenses	(101,163)	(18,641)	(119,804)
Joint venture net income (loss)	$247	$(6,035)	$(5,788)
Our share of net loss	$(34)	$(494)	$(528)

“(Loss) income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the income or loss of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the income or loss from these unconsolidated joint ventures disclosed in the tables above for the three and nine months ended July 31, 2011 and July 31, 2010 compared to the Condensed Consolidated Statements of Operations is due primarily to one joint venture that had net income for which we do not get any share of the profit because of the cumulative equity position of the joint venture, the reclassification of the intercompany portion of management fee income from certain joint ventures and the deferral of income for lots purchased by us from certain joint ventures.  Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less.  In determining whether or not we must consolidate joint ventures where we are the manager of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture.  In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the operating and capital decisions of the partnership, including budgets in the ordinary course of business.

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing was targeted to be no more than 50% of the joint venture’s total assets. For our more recent joint ventures obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. However, for our most recent joint venture a portion of our partner's capital contribution was in the form of mortgage financing. Including the impact of impairments recorded by the joint ventures, the average debt to capitalization ratio of all our joint ventures is currently 60%.  Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to completion of development, environmental indemnification, standard warranty and representation against fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a variable interest entity under ASC 810-10 "Consolidation – Overall" due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

19.  In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance changes certain fair value measurement principles and expands the disclosure requirements particularly for Level 3 fair value measurements. The guidance is effective for the Company beginning February 1, 2012 and is to be applied prospectively. The adoption of this guidance, which relates primarily to disclosure, is not expected to have a material impact on our condensed consolidated financial statements.

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

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at July 31, 2011	Fair Value at October 31, 2010

Mortgage loans held for sale (1)	Level 2	$53,711	$86,501
Interest rate lock commitments	Level 2	314	79
Forward contracts	Level 2	(827)	(254)
		$53,198	$86,326

(1)  The aggregate unpaid principal balance was $51.2 million and $84.1 million at July 31, 2011 and October 31, 2010, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments”, which permits us to measure financial instruments at fair value on a contract-by-contract basis.  Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.  In addition, the fair value of servicing rights is included in the Company’s loans held for sale as of July 31, 2011.  Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.  Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

For the financial instruments measured at fair value, gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss).  The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended July 31, 2011
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Increase (decrease) in fair value included in net income (loss), all reflected in financial services revenues	$11	$(72)	$186

	Three Months Ended July 31, 2010
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Increase (decrease) in fair value included in net income (loss), all reflected in financial services revenues	$1,088	$122	$(565)

	Nine Months Ended July 31, 2011
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

(Decrease) increase in fair value included in net income (loss), all reflected in financial services revenues	$(369)	$235	$(573)

	Nine Months Ended July 31, 2010
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Increase (decrease) in fair value included in net income (loss), all reflected in financial services revenues	$783	$198	$(708)

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the periods presented.  The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Non-financial Assets

		Three Months Ended
		July 31, 2011
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$14,827	$(4,445)	$10,382
Land and land options held for future development or sale	Level 3	$1,864	$(689)	$1,175

		Three Months Ended
		July 31, 2010
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$52,787	$(27,428)	$25,359
Land and land options held for future development or sale	Level 3	$29,434	$(22,219)	$7,215

		Nine Months Ended
		July 31, 2011
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$81,532	$(18,472)	$63,060
Land and land options held for future development or sale	Level 3	$45,294	$(9,734)	$35,560

		Nine Months Ended
		July 31, 2010
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$56,173	$(28,817)	$27,356
Land and land options held for future development or sale	Level 3	$35,063	$(25,339)	$9,724

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the nine months ended July 31, 2011, our discount rates used for the impairments recorded ranged from 17.5% to 19.8%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

The Financial Services segment had a pipeline of loan applications in process of $263.5 million at July 31, 2011.  Loans in process for which interest rates were committed to the borrowers totaled approximately $42.7 million as of July 31, 2011.  Substantially all of these commitments were for periods of 60 days or less.  Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure.  These instruments involve, to varying degrees, elements of credit and interest rate risk.  Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards.  The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts.  At July 31, 2011, the segment had open commitments amounting to $23.5 million to sell MBS with varying settlement dates through August 18, 2011, which have subsequently settled.

Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse land and operating properties mortgages, letter of credit agreements and facilities, mortgage warehouse line of credit, accrued interest, and the senior secured, senior and senior subordinated notes payable.  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  The fair value of each of the senior secured, senior and senior subordinated notes is estimated based on recent trades for the same or similar issues or the quoted market prices on the current rates offered to us for debt of the same remaining maturities.  The fair value of the senior secured, senior and senior subordinated notes is estimated at $750.0 million, $520.6 million and $7.3 million, respectively, as of July 31, 2011 and $830.7 million, $515.6 million and $113.6 million, respectively, as of October 31, 2010.  The fair value of our other financial instruments approximates their recorded values.

21.  One of Hovnanian Enterprises, Inc.'s (the "Parent"), wholly owned subsidiaries, K. Hovnanian (the “Subsidiary Issuer”), acts as a finance entity that as of July 31, 2011, had issued and outstanding $797.0 million of senior secured notes ($786.2 million, net of discount), $832.7 million of senior notes ($827.7 million, net of discount), and $14.5 million of senior subordinated Tangible Equity Units.  The senior secured notes, senior notes and senior subordinated notes are fully and unconditionally guaranteed by the Parent.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
JULY 31, 2011
(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Homebuilding	$15,549	$241,492	$1,168,560	$203,473	$		$1,629,074
Financial services			4,577	64,109			68,686
Investments in and amounts due to and from consolidated subsidiaries	(377,353)	2,144,102	(2,435,297)	(2,380)		670,928	-
Total assets	$(361,804)	$2,385,594	$(1,262,160)	$265,202		$670,928	$1,697,760

LIABILITIES AND EQUITY:
Homebuilding	$980	$282	$328,852	$12,231	$		$342,345
Financial services			4,390	51,345			55,735
Notes payable		1,663,155	101				1,663,256
Income taxes payable	36,672		(890)				35,782
Stockholders’ (deficit) equity	(399,456)	722,157	(1,594,613)	201,528		670,928	(399,456)
Non-controlling interest in consolidated joint ventures				98			98
Total liabilities and equity	$(361,804)	$2,385,594	$(1,262,160)	$265,202		$670,928	$1,697,760

CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2010
(In Thousands)

	Parent	Subsidiary Issuer		Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
ASSETS:
Homebuilding	$14,498		$334,551	$1,165,877	$200,839	$		$1,715,765
Financial services				4,435	97,360			101,795
Investments in and amounts due to and from consolidated subsidiaries	(330,310)		2,061,186	(2,202,568)	2,009		469,683	-
Total assets	$(315,812)		$2,395,737	$(1,032,256)	$300,208		$469,683	$1,817,560

LIABILITIES AND EQUITY:
Homebuilding	$1,458	$		$401,567	$4,463	$		$407,488
Financial services				4,271	85,514			89,785
Notes payable			1,640,144	171				1,640,315
Income taxes payable	21,298			(3,388)				17,910
Stockholders’ (deficit) equity	(338,568)		755,593	(1,434,877)	209,601		469,683	(338,568)
Non-controlling interest in consolidated joint ventures					630			630
Total liabilities and equity	$(315,812)		$2,395,737	$(1,032,256)	$300,208		$469,683	$1,817,560

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS JULY 31, 2011
(In Thousands)

		Subsidiary	Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$17	$(25)	$277,591	$1,425	$(1,240)	$277,768
Financial services			1,409	6,441		7,850
Intercompany charges		28,679	(31,769)	(71)	3,161	-
Total revenues	17	28,654	247,231	7,795	1,921	285,618

Expenses:
Homebuilding	1,159	40,672	291,688	(525)	(994)	332,000
Financial services	76		1,241	4,230		5,547
Total expenses	1,235	40,672	292,929	3,705	(994)	337,547
Loss on extinguishment of debt		(1,391)				(1,391)
Loss from unconsolidated joint ventures			(100)	(2,155)		(2,255)
Income (loss) before income taxes	(1,218)	(13,409)	(45,798)	1,935	2,915	(55,575)
State and federal income tax benefit	(4,631)		(14)			(4,645)
Equity in (loss) income of consolidated subsidiaries	(54,343)				54,343	-
Net (loss) income	$(50,930)	$(13,409)	$(45,784)	$1,935	$57,258	$(50,930)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 2010
(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$7	$(89)	$369,733	$3,435	$(1,239)	$371,847
Financial services			1,690	7,063		8,753
Intercompany charges		32,566	(49,356)	664	16,126	-
Total revenues	7	32,477	322,067	11,162	14,887	380,600

Expenses:
Homebuilding	2,509	38,480	410,146	1,484	6,040	458,659
Financial services	124		1,397	4,804	(157)	6,168
Total expenses	2,633	38,480	411,543	6,288	5,883	464,827
Gain on extinguishment of debt		5,256				5,256
(Loss) income from unconsolidated joint ventures			(420)	(451)		(871)
(Loss) income before income taxes	(2,626)	(747)	(89,896)	4,423	9,004	(79,842)
State and federal income tax provision (benefit)	(14,735)	(1,774)	305,583	(1,534)	(294,528)	(6,988)
Equity in (loss) income of consolidated subsidiaries	(84,963)				84,963	-
Net (loss) income	$(72,854)	$1,027	$(395,479)	$5,957	$388,495	$(72,854)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2011
(In Thousands)

		Subsidiary	Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$24	$(223)	$773,299	$3,652	$(3,719)	$773,033
Financial services			3,951	16,298		20,249
Intercompany charges		85,294	(98,066)	(428)	13,200	-
Total Revenues	24	85,071	679,184	19,522	9,481	793,282

Expenses:
Homebuilding	4,261	119,657	838,298	330	(1,152)	961,394
Financial services	246		3,717	12,234	(3)	16,194
Total expenses	4,507	119,657	842,015	12,564	(1,155)	977,588
Loss on extinguishment of debt		(3,035)				(3,035)
Loss from unconsolidated joint ventures			(801)	(5,678)		(6,479)
(Loss) income before income taxes	(4,483)	(37,621)	(163,632)	1,280	10,636	(193,820)
State and federal income tax (benefit) provision	(15,599)		9,518			(6,081)
Equity in (loss) income of consolidated subsidiaries	(198,855)				198,855	-
Net (loss) income	$(187,739)	$(37,621)	$(173,150)	$1,280	$209,491	$(187,739)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2010
(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$15	$(252)	$995,608	$3,761	$(3,720)	$995,412
Financial services			4,596	18,822		23,418
Intercompany charges		97,125	(139,260)	(208)	42,343	-
Total revenues	15	96,873	860,944	22,375	38,623	1,018,830

Expenses:
Homebuilding	6,865	117,599	1,049,760	377	14,019	1,188,620
Financial services	384		4,188	13,131	(509)	17,194
Total expenses	7,249	117,599	1,053,948	13,508	13,510	1,205,814
Gain on extinguishment of debt		25,047				25,047
(Loss) income from unconsolidated joint ventures			(1,088)	235		(853)
(Loss) income before income taxes	(7,234)	4,321	(194,092)	9,102	25,113	(162,790)
State and federal Income tax (benefit) provision	(305,238)		7,743	4		(297,491)
Equity in (loss) income of consolidated Subsidiaries	(163,303)				163,303	-
Net income (loss)	$134,701	$4,321	$(201,835)	$9,098	$188,416	$134,701

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2011
(In Thousands)

		Subsidiary	Guarantor	Nonguarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(187,739)	$(37,621)	$(173,150)	$1,280	$209,491	$(187,739)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	85,787	(15,216)	148,195	(777)	(209,491)	8,498
Net cash (used in) provided by operating activities	(101,952)	(52,837)	(24,955)	503	-	(179,241)
Net cash provided by (used in) investing activities			577	(659)		(82)
Net cash provided by (used in) financing activities	54,899	71,552	61	(31,984)		94,528
Intercompany investing and financing activities – net	47,043	(82,916)	31,484	4,389		-
Net (decrease) increase in cash	(10)	(64,201)	7,167	(27,751)	-	(84,795)
Cash and cash equivalents balance, beginning of period	10	212,370	(12,812)	167,612		367,180
Cash and cash equivalents balance, end of period	$-	$148,169	$(5,645)	$139,861	$-	$282,385

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2010
(In Thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$134,701	$4,321	$(201,835)	$9,098	$188,416	$134,701
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	(26,607)	68,948	(244,452)	347,767	(188,416)	(42,760)
Net cash provided by (used in) operating activities	108,094	73,269	(446,287)	356,865	-	91,941
Net cash (used in) provided by investing activities			(1,008)	895		(113)
Net cash (used in) provided by financing activities		(113,178)	4,793	101		(108,284)
Intercompany investing and financing activities – net	(108,094)	(3,016)	445,672	(334,562)		-
Net increase (decrease) in cash	-	(42,925)	3,170	23,299	-	(16,456)
Cash and cash equivalents balance, beginning of period	10	292,407	(15,584)	149,859		426,692
Cash and cash equivalents balance, end of period	$10	$249,482	$(12,414)	$173,158	$-	$410,236

22. Subsequent Events -  Since the end of our third quarter of fiscal 2011, we purchased approximately $18.4 million of principal amount of our unsecured senior notes for approximately $10.7 million in cash, excluding cash paid for interest, resulting in a $7.7 million gain on extinguishment of debt, excluding unamortized fees and discounts, and a corresponding decrease in stockholders' equity deficit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006, the U. S. housing market has been impacted by declining consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories.  The result has been weakened demand for new homes, slower sales, cancellation rates, that are higher than those that prevailed prior to the downturn, and increased price discounts and other sales incentives to attract homebuyers.  Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize subprime, Alt-A, and other non-prime mortgage products. Credit to homebuyers has also been limited by tighter underwriting standards, which many lenders have implemented over the past few years. The overall economy has weakened significantly and fears of further prolonged economic weakness are still present due to, among other factors, high unemployment levels, further deterioration in consumer confidence and the reduction in extensions of credit and consumer spending.  As a result, we experienced significant decreases in our revenues and gross margins during 2007, 2008 and 2009 compared with prior years.  During 2010 and through July 31, 2011, the homebuilding market exhibited a large degree of choppiness.  Signs of this choppiness can be seen in key measures, such as our gross margin, cancellation rates and total deliveries.  We continued to see declines in deliveries and revenues during the third quarter of fiscal 2011, and, our gross margin percentage has decreased to 15.6% for the nine months ended July 31, 2011 from 16.8 % for the nine months ended July 31, 2010.  Our contract cancellation rate has stabilized over the last year and was 18% in the third quarter of fiscal 2011, which is consistent with more normalized levels, as seen in fiscal 2003 and 2004.  Contracts per average active selling community decreased to 16.1 for the nine months ended July 31, 2011 compared to 17.1 in the same period in the prior year, which benefited from the homebuyer tax credit that expired on April 30, 2010. For the three months ended July 31, 2011, however, the contracts per average active selling community increased to 6.3 from 5.0 in the prior year period.  Active selling communities increased slightly by 0.5% compared with the same period a year ago.  Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, the threat of more foreclosures and uncertainty in the financial markets continue to hinder a recovery in the housing market.

Over the course of this multiple year downturn in the homebuilding market, we have recorded $2.3 billion in inventory impairment and option walkaway charges from the first quarter of 2006 through July 31, 2011.  We have exposure to additional impairments of our inventories, which, as of July 31, 2011, have a book value of $1.0 billion, net of $833.5 million of impairments recorded on 146 of our communities.  We also had $37.3 million invested in 9,960 lots under option, including cash and letters of credit option deposits of $22.2 million as of July 31, 2011.  We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it.  As of July 31, 2011, we had total investments in, and advances to, unconsolidated joint ventures of $62.5 million.  Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our investment in joint ventures for recoverability, which has resulted in total reductions in our investment in joint ventures of $115.8 million from the second half of fiscal 2006, the first period in which we had impairments on our joint ventures, through October 31, 2009.  There were no write-downs of our investment in unconsolidated joint ventures during fiscal 2010 or the nine months ended July 31, 2011.  We still have exposure to future write-downs of our investment in unconsolidated joint ventures, however, if conditions deteriorate further in the markets in which our joint ventures operate.

As the market for new homes declined, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace.  We delayed and cancelled planned land purchases, renegotiated land prices and significantly reduced our total number of controlled lots owned and under option.  Additionally, we significantly reduced our total number of speculative homes put into production over the past several years.  Since January 2009, however, we have begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces and plan to continue pursuing such land acquisitions.  New land purchases at pricing that will generate appropriate investment returns and drive greater operating efficiencies are needed to return to profitability.  During the first three quarters of fiscal 2011, we decreased our controlled lots by 3,042, primarily due to land options that expired or that we terminated, but we opened 61 new communities.  Also during the third quarter of fiscal 2011, we purchased approximately 900 lots within 88 newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009).   In the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010, we had an increase in active selling communities in consecutive quarters.  This was the first consecutive quarter increase in active selling community count since the second quarter of fiscal 2007.  This trend continued into the fourth quarter of fiscal 2010, where we had an increase in active selling communities from the third quarter of fiscal 2010.  During the first nine months of fiscal 2011, wholly-owned active selling communities decreased by eight communities.  Including unconsolidated joint ventures, active selling communities decreased by two communities during the first three quarters of fiscal 2011.  However, we put under option approximately 5,000 lots in 105 newly identified communities during the first nine months of fiscal 2011, some of which are not yet open for sale.  We have also closely evaluated and made reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses during this downturn due in large part to a 78.3% reduction in head count at July 31, 2011 from our peak in June 2006.  Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.  For the nine months ended July 31, 2011, homebuilding selling, general and administrative costs declined 9.9% to $114.9 million compared to the nine months ended July 31, 2010.

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

Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales.  Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties.  We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements.  To date, we have not made significant payments to the purchasers of our loans and we have established reserves for potential losses.  Included in mortgage loans held for sale at July 31, 2011 is $1.6 million of mortgage loans, which represent the fair value of loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.  The activity in our loan origination reserves was as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2011	2010	2011	2010

Loan origination reserves, beginning of period	$5,564	$2,703	$5,486	$1,753
Provisions for losses during the period	237	1,229	1,958	3,968
Adjustments to pre-existing provisions for losses from changes in estimates	(349)	393	(1,201)	(166)
Payments/settlements	(220)	(157)	(1,011)	(1,387)
Loan origination reserves, end of period	$5,232	$4,168	$5,232	$4,168

Inventories - Inventories consist of land, land development, home construction costs, capitalized interest, construction overhead and property taxes. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

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

We have decided to mothball (or stop development on) certain communities where we have determined the current market conditions do not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". As of July 31, 2011, the net book value associated with our 57 mothballed communities was $174.4 million, net of impairment charges of $556.2 million. We regularly review communities to determine if mothballing is appropriate or to re-activate previously mothballed communities.  During the nine months ended July 31, 2011, we mothballed five communities but re-activated four previously mothballed communities. In addition, during the first three quarters of fiscal 2011, we sold two previously mothballed communities.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Our discount rates used for all impairments recorded from October 31, 2006 to July 31, 2011 range from 13.5% to  20.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

From time to time, we write off deposits and approval, engineering and capitalized interest costs when we determine that it is no longer probable that we will exercise options to buy land in specific locations or when we redesign communities and/or abandon certain engineering costs. In deciding not to exercise a land option, we take into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including timing of land takedowns), and the availability and best use of our capital, among other factors. The write-off is recorded in the period it is deemed probable that the optioned property will not be acquired. In certain instances, we have been able to recover deposits and other pre-acquisition costs that were previously written off. These recoveries have been insignificant in comparison to the total costs written off.

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $56.8 million of our total inventories at July 31, 2011, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Insurance Deductible Reserves - For homes delivered in fiscal 2011 and 2010, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2011 and 2010 is $0.1 million up to a $5 million limit. Our aggregate retention in 2011 is $21 million for construction defect, warranty and bodily injury claims.  Our aggregate retention in 2010 was $21 million for construction defect and warranty claims, and $20 million for bodily injury claims.  We do not have a deductible on our worker's compensation insurance in fiscal 2011 and 2010. Reserves for estimated losses for construction defects, warranty, bodily injury and worker’s compensation claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data, worker's compensation data, and other industry data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to Inventory impairments loss and land option write-offs if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Condensed Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”.  The evaluation of whether or not we are the primary beneficiary can require significant judgment.  Similarly, if the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Condensed Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. In accordance with ASC 810-10, “Consolidation - Overall” (“ASC 810-10”), we record costs associated with other options on the Condensed Consolidated Balance Sheets under “Land and land options held for future development or sale”.

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but our voting interest is generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimate. During fiscal 2010 and the first three quarters of fiscal 2011, there were no write-downs of our joint venture investments.

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

Income Taxes - Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with ASC 740-10, “Income Taxes - Overall” (“ASC 740-10”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740-10 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard. See “Total Taxes” below under “Results of Operations” and Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for further discussion of the valuation allowances.

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

Recent Accounting Pronouncements – See Note 19 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, New York, Pennsylvania), the Mid-Atlantic (Delaware, Maryland, Virginia, Washington D.C., West Virginia), the Midwest (Illinois, Minnesota, Ohio), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas), and the West (California).  In addition, we provide certain financial services to our homebuilding customers.

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities.  In light of the challenging homebuilding market conditions we have been experiencing over the past few years, we had been operating with a primary focus to generate cash flows from operations through reductions in assets during fiscal 2007, 2008 and 2009.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, allowed us to reduce net debt (debt less cash) over these years.  In fiscal 2010 and the first three quarters of fiscal 2011, we saw more opportunities to purchase land at prices that make economic sense given current home sales prices and sales paces.  As such, in fiscal 2010 and 2011, we have acquired new land at higher levels than in the previous few years.  As a result, our net debt increased during the last half of 2010 and in the first three quarters of fiscal 2011.

Our homebuilding cash balance at July 31, 2011 decreased by $85.7 million from October 31, 2010.  This decrease was primarily due to spending approximately $305 million on land and land development, offset by an increase of $286.2 million of proceeds from the February 2011 issuances of Class A Common Stock, Units and Senior Notes, of which approximately $161.9 million was used to repurchase or redeem certain of our senior and senior subordinated notes.  In addition, we received net proceeds of $63.3 million during the first half of fiscal 2011 for land we previously owned and sold to a new joint venture that we entered into during the first quarter of fiscal 2011.  We also received $22.0 million from income tax refunds.

Our cash uses during the nine months ended July 31, 2011 and 2010 were for operating expenses, land purchases, land deposits, land development, construction spending, state income taxes, interest payments and investments in joint ventures.  We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues, federal income tax refunds and other revenues.  We believe that these sources of cash will be sufficient through fiscal 2012 to finance our working capital requirements and other needs, despite continued declines in total revenues, the termination of our revolving credit facility in fiscal 2009 and the collateralization with cash in segregated accounts to support certain of our letters of credit.  We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet.  Due to a change in tax legislation that became effective on November 6, 2009, we were able to carryback our 2009 net operating loss five years to previously profitable years.  As a result, we received a $274.1 million federal income tax cash refund during our second quarter of fiscal 2010 and we received the remaining $17.2 million of the refund in the first quarter of fiscal 2011.  In addition, in February 2011 we completed several capital markets transactions, which resulted in aggregate net proceeds of approximately $286.2 million, approximately $101.8 million of which were used to repurchase certain of our senior and senior subordinated notes in tender offers for such notes and $60.1 million of which were used to redeem, on March 15, 2011, all such notes not tendered in the tender offers.  See Notes 10 and 11 to the Condensed Consolidated Financial Statements.  In May 2011, we issued an additional $12.0 million of our 10 5/8% Senior Secured Notes due 2016.  The net proceeds from the offering were approximately $11.6 million which, together with cash on hand, were used to fund the redemption on June 3, 2011, of the remaining $0.5 million outstanding of our 11 1/2% Senior Secured Notes due 2013 and the remaining $11.7 million outstanding of our 18.0% Senior Secured Notes due 2017.

Our net income or loss historically does not approximate cash flow from operating activities.  The difference between net income or loss and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and non-cash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory.  When we are expanding our operations, inventory levels, prepaids and other assets increase causing cash flow from operating activities to decrease.  Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets.  Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities.  The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009 allowing us to generate positive cash flow from operations over this three year period.  Since the latter part of fiscal 2009, as a result of the new land purchases and land development we have used cash in operations as we add new communities.  Looking forward, given the depressed housing market, it will become more difficult to generate positive cash flow from operations until we return to profitability.  However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to profitability, including through land acquisitions.  We continue to focus on maximizing cash flow by limiting our investment in currently owned communities that we believe will not generate positive cash flow in the near term, and by seeking to identify and purchase new land parcels generating acceptable returns based on our underwriting standards and positive cash flow.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There were no purchases during the nine months ended July 31, 2011.  As of July 31, 2011,  3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 2 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the nine months ended July 31, 2011 and 2010, we did not make any dividend payments on our Series A Preferred Stock as a result of covenant restrictions in our debt instruments.  We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

On February 9, 2011, we issued 13,512,500 shares of our Class A Common Stock, including 1,762,500 shares issued pursuant to the over-allotment option granted to the underwriters, at a price of $4.30 per share.

Also on February 9, 2011, we issued of an aggregate of 3,000,000 7.25% Tangible Equity Units (the “Units”), and on February 14, 2011, we issued an additional 450,000 Units pursuant to the over-allotment option granted to the underwriters.

Each Unit initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, an “Amortizing Note”).  The Amortizing Notes have an aggregate principal amount of $14.5 million as of July 31, 2011.  On each February 15, May 15, August 15 and November 15, commencing on May 15, 2011, K. Hovnanian will pay holders of Amortizing Notes equal quarterly cash installments of $0.453125 per Amortizing Note (except for the May 15, 2011 installment payment, which was $0.483334 per Amortizing Note), which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of Units. Each installment will constitute a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Amortizing Note, allocated as set forth in the amortization schedule provided in the indenture under which the Amortizing Notes were issued.  The Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Amortizing Notes, except in certain circumstances as described in the indenture governing Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment).  Each Unit may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.  The Amortizing Note component of the Units is recorded as debt, and the Purchase Contract component of the Units is recorded in equity as additional paid in capital.  We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital as of July 31, 2011.  As of July 31, 2011, 0.6 million Purchase Contracts have been converted into 2.9 million shares of our Class A Common Stock.

On February 14, 2011, we issued $155.0 million aggregate principal amount of 11 7/8% Senior Notes due 2015 (the “Senior Notes”), which are guaranteed by us and substantially all of our subsidiaries.

The net proceeds from the issuances of the Senior Notes, Class A Common Stock and Tangible Equity Units were approximately $286.2 million, a portion of which were used to fund the purchase through tender offers, on February 14, 2011, of the following series of K. Hovnanian’s senior and senior subordinated notes:   approximately $24.6 million aggregate principal amount of 8% Senior Notes due 2012 (the “2012 Senior Notes”), $44.1 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 (the “2012 Senior Subordinated Notes”) and $29.2 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2013 (the “2013 Notes” and, together with the 2012 Senior Notes and the 2012 Senior Subordinated Notes, the “Tender Offer Notes”). On February 14, 2011, K. Hovnanian called for redemption on March 15, 2011 all Tender Offer Notes that were not tendered in the tender offers for an aggregate redemption price of approximately $60.1 million.   Such redemptions were funded with proceeds from the offerings of the Class A Common Stock, the Units and the Senior Notes.

On May 4, 2011, we issued $12.0 million of additional 10 5/8% Senior Secured Notes due 2016 resulting in net proceeds of approximately $11.6 million. On June 3, 2011 we used the net proceeds from the issuance of these additional notes, as well as cash on hand, to fund the redemption of the remaining $0.5 million outstanding of our 11 1/2% Senior Secured Notes due 2013 and the remaining $11.7 million outstanding of our 18.0% Senior Secured Notes due 2017.

Since the end of our third quarter of fiscal 2011, we purchased approximately $18.4 million of principal amount of our unsecured senior notes for approximately $10.7 million in cash, excluding cash paid for interest, resulting in a $7.7 million gain on extinguishment of debt, excluding unamortized fees and discounts, and a corresponding decrease in stockholders' equity deficit.

At July 31, 2011, we had $797.0 million ($786.2 million net of discount) of outstanding 10 5/8% Senior Secured Notes due 2016, including $12.0 million of additional 10 5/8% Senior Secured Notes due 2016, which we issued during the third quarter of fiscal 2011 as described above.   At July 31, 2011, we also had $832.7 million of outstanding senior notes ($827.7 million net of discount) comprised of $54.4 million 6 1/2% Senior Notes due 2014, $29.2 million 6 3/8% Senior Notes due 2014, $155.0 million 11 7/8% Senior Notes due 2015, $52.7 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016 and $195.9 million 8 5/8% Senior Notes due 2017.  In addition, we had outstanding $14.5 million TEU senior subordinated amortizing notes.

Except for K. Hovnanian Enterprises, Inc. (“K. Hovnanian”), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes (see Note 21).  The indentures governing the senior secured, senior and senior subordinated notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian,  to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the senior secured, senior, and senior subordinated notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of July 31, 2011, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors.  At July 31, 2011, the aggregate book value of the real property collateral securing these notes was approximately $731.9 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $219.4 million as of July 31, 2011, which includes $60.8 million of restricted cash also collateralizing certain letters of credit.

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder.  Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $59.0 million and $89.5 million of letters of credit outstanding as of July 31, 2011 and October 31, 2010, respectively.  These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses.  As of July 31, 2011 and October 31, 2010, the amount of cash collateral in these segregated accounts was $60.8 million and $92.3 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 4, 2012. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.50% to 3.0% based on the takeout investor and type of loan.  As of July 31, 2011, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $41.7 million.  We had a secured Master Repurchase Agreement with Citibank, N.A. (“Citibank Master Repurchase Agreement”) which was terminated on April 5, 2011.

The Chase Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of July 31, 2011, we believe we were in compliance with the covenants of the Chase Master Repurchase Agreement.

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

In connection with the issuance of the Senior Notes in February 2011 as discussed above, S&P, Moody's and Fitch all reaffirmed their ratings.

On April 20, 2011, Fitch affirmed our IDR at CCC and raised our outlook to stable from negative.

On June 28, 2011, S&P downgraded our corporate credit rating from CCC+ to CCC.

Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt or affect the interest rates charged on any of our debt issues or our debt covenant requirements or cause any other operating issue.  A potential risk from negative changes in our credit ratings is that they may make it more difficult or costly for us to access capital.  However, due to our available cash resources, the downgrades in our credit ratings in the second quarter of fiscal 2009, the revision to S&P's outlook in 2010 and the revision to Fitch’s outlook and S&P’s downgrade of our credit rating in 2011 have not impacted management’s operating plans, or our financial condition, results of operations or liquidity.

Total inventory, excluding consolidated inventory not owned, increased $82.2 million during the nine months ended July 31, 2011.  Total inventory, excluding consolidated inventory not owned, increased in the Northeast $29.2 million, in the Mid-Atlantic of $11.7 million, in the Midwest $11.2 million, in the Southeast $24.0 million and in the Southwest $17.8 million.  These increases were offset by a decrease in the West of $11.7 million.  During the first three quarters of fiscal 2011, we incurred $28.2 million in impairments, the majority of which related to two properties that are held for sale and one community in the Northeast that has had significant price reductions to encourage the sale of the final phase of less desirable lots in the community, along with three communities in the West where we continue to see pricing pressure.  In addition, we wrote-off costs in the amount of $13.7 million during the nine months ended July 31, 2011, related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk.  Despite these write-downs and inventory reductions due to deliveries, as well as the sale of certain inventory to a new joint venture during the first two quarters of fiscal 2011, total inventory increased $82.2 million, excluding consolidated inventory not owned, because we spent approximately $305 million on land purchases and land development during the nine months ended July 31, 2011. Also contributing to the increase in inventory during the period was the consolidation of a joint venture in the first quarter of fiscal 2011, whereby our partner in a land development joint venture transferred its interest in the venture to us. In the last two years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term.  Substantially all homes under construction or completed and included in inventory at July 31, 2011 are expected to be closed during the next 12 months.  Most inventory completed or under development was/is partially financed through debt and equity issuances.

The total inventory increase discussed above excluded the decrease in consolidated inventory not owned of $59.1 million consisting of specific performance options, and options with variable interest entities, and other options that were added to our balance sheet in accordance with ASC 470-40, “Debt-Product Financing Arrangements”, ASC 840-40, “Leases-Sales-Leaseback Transactions”, and variable interest entities in accordance with ASC 810-10.  See “Notes to Condensed Consolidated Financial Statements”-Note 17 for additional information on ASC 810-10.  Specific performance options inventory decreased $18.4 million during the nine months ended July 31, 2011.  This decrease was primarily due to lot take downs in the Northeast, Southwest and West during the period.  Variable interest entity options inventory decreased $32.7 million due to the revised guidance by the FASB for determining which entity is the primary beneficiary of a variable interest entity (see Note 17).  As a result of adoption of this revised guidance, we deconsolidated land previously attributed to variable interest entities and reported as inventory not owned.  Other options inventory decreased $8.0 million for the period.  Other options consist of inventory financed via a model home program.  Model home inventory financed through the model lease program decreased $8.0 million because we have terminated the use of models in certain communities where models were no longer needed and also terminated the option to purchase those models.

We usually option property for development prior to acquisition.  By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option.  As a result, our commitment for major land acquisitions is reduced.  However, our inventory representing “Land and land options held for future development or sale” at July 31, 2011, on the Condensed Consolidated Balance Sheets, decreased by $41.0 million compared to October 31, 2010.  The decrease is primarily due to the formation of a new unconsolidated joint venture in fiscal 2011, to which we contributed property previously reflected in Land and land options held for future development or sale.  We also reclassified certain inventory to our “Sold and unsold homes and lots under development” due to a few communities in the Northeast, Mid-Atlantic and West becoming active communities.  These decreases are partially offset by increases for new land purchases.  Included in “Land and land options held for future development or sale” are amounts associated with inventory in mothballed communities.  We mothball (or stop development on) communities when we determine the current performance does not justify further investment at this time.  That is, we believe we will generate higher returns if we avoid spending money to improve land today and save the raw land until such times as the markets improve.  As of July 31, 2011, we have mothballed land in 57 communities.  The net book value associated with these 57 communities at July 31, 2011 was $174.4 million, net of impairment write-downs of $556.2 million.  We regularly review communities to determine if mothballing is appropriate or to re-activate previously mothballed communities.  During the nine months ended July 31, 2011, we mothballed five communities but re-activated four previously mothballed communities.  In addition, during the first three quarters of fiscal 2011, we sold two previously mothballed communities.

The following table summarizes home sites included in our total residential real estate.  The decrease in total home sites available at July 31, 2011 compared to October 31, 2010 is attributable to delivering homes and the expiration or termination of certain option agreements, offset by signing new land option agreements and acquiring new land parcels.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
July 31, 2011:

Northeast	15	1,378	4,027	5,405
Mid-Atlantic	28	2,454	3,354	5,808
Midwest	20	1,611	675	2,286
Southeast	18	1,415	1,542	2,957
Southwest	89	4,035	1,023	5,058
West	14	2,455	5,171	7,626

Consolidated total	184	13,348	15,792	29,140

Unconsolidated joint ventures	18	1,995	1,050	3,045

Total including unconsolidated joint ventures	202	15,343	16,842	32,185

Owned		7,432	11,621	19,053
Optioned		5,789	4,171	9,960

Controlled lots		13,221	15,792	29,013

Construction to permanent financing lots		127	0	127

Consolidated total		13,348	15,792	29,140

Lots controlled by unconsolidated joint ventures		1,995	1,050	3,045

Total including unconsolidated joint ventures		15,343	16,842	32,185

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2010:

Northeast	15	1,287	4,720	6,007
Mid-Atlantic	30	2,355	4,361	6,716
Midwest	23	1,377	428	1,805
Southeast	18	863	3,199	4,062
Southwest	89	4,156	1,205	5,361
West	17	2,149	6,100	8,249

Consolidated total	192	12,187	20,013	32,200

Unconsolidated joint ventures	12	1,536	536	2,072

Total including unconsolidated joint ventures	204	13,723	20,549	34,272

Owned		6,839	10,837	17,676
Optioned		5,203	9,176	14,379

Controlled lots		12,042	20,013	32,055

Construction to permanent financing lots		145	-	145

Consolidated total		12,187	20,013	32,200

Lots controlled by unconsolidated joint ventures		1,536	536	2,072

Total including unconsolidated joint ventures		13,723	20,549	34,272

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities:

	July 31, 2011			October 31, 2010

	Started Unsold Homes	Models	Total	Started Unsold Homes	Models	Total

Northeast	77	21	98	109	15	124
Mid-Atlantic	69	26	95	72	26	98
Midwest	41	36	77	44	27	71
Southeast	62	28	90	80	20	100
Southwest	412	84	496	421	107	528
West	81	54	135	60	81	141

Total	742	249	991	786	276	1,062

Started or completed unsold homes and models per active and substantially completed communities	4.0	1.4	5.4	4.1	1.4	5.5

Total started unsold homes compared to the prior year end has decreased slightly and wholly-owned active selling communities decreased by eight active selling communities from 192 at October 31, 2010 to 184 at July 31, 2011.  The decrease in started unsold homes is insignificant on a per community basis and we do not expect a significant change in these metrics in the near future.  Including unconsolidated joint ventures, active selling communities decreased by two communities during the nine months ended July 31, 2011.

Investments in and advances to unconsolidated joint ventures increased $24.5 million during the nine months ended July 31, 2011.  This increase is primarily due to an investment in a new joint venture during the nine months ended July 31, 2011, to which we contributed property previously reflected in inventory.  As of July 31, 2011, we have investments in nine homebuilding joint ventures and three land development joint ventures. We have no guarantees associated with unconsolidated joint ventures, other than guarantees limited only to performance and completion of development, environmental indemnification and standard warranty and representation against fraud misrepresentation and similar actions, including a voluntary bankruptcy.

Receivables, deposits and notes decreased $12.2 million since October 31, 2010, to $48.8 million at July 31, 2011.  The decrease is due to a decrease in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods, as well as reimbursements from our insurance carriers for certain warranty claims.  Also contributing to the decrease is the receipt of final payment of a note in our Southwest segment in conjunction with the acquisition of the property that collateralized the note.

Property, plant and equipment decreased $7.2 million during the nine months ended July 31, 2011, primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

Prepaid expenses and other assets were as follows as of:

	July 31,	October 31,	Dollar
(In thousands)	2011	2010	Change

Prepaid insurance	$3,953	$1,346	$2,607
Prepaid project costs	39,054	41,605	(2,551)
Senior residential rental properties	7,556	8,076	(520)
Other prepaids	24,515	23,264	1,251
Other assets	9,647	9,637	10

Total	$84,725	$83,928	$797

Prepaid insurance increased due to the payment of a full year of certain liability insurance premium costs in the first and third quarters of fiscal 2011, offset by two quarters of amortization for the first quarter payments, at July 31, 2011.  These costs are amortized over the life of the associated insurance policy, which can be one to three years.  Prepaid project costs decreased for homes delivered and were not offset by prepaid spending for new communities.  Prepaid project costs consist of community specific expenditures that are used over the life of the community.  Such prepaids are expensed as homes are delivered.  Other prepaids increased mainly due to fees paid in connection with the February 2011 issuances of $155.0 million Senior Notes and the senior subordinated amortizing notes, which were issued as a component part of our Tangible Equity Units, partially offset by the amortization of the remaining prepaid debt costs.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of $51.6 million and $85.2 million at July 31, 2011 and October 31, 2010, respectively, which are being temporarily warehoused and are awaiting sale in the secondary mortgage market.  The decrease in mortgage loans held for sale from October 31, 2010 is directly related to a decrease in the volume of loans originated during the third quarter of 2011 compared to the fourth quarter of 2010.  Also included are residential mortgages receivable held for sale of $1.6 million and $1.1 million at July 31, 2011 and October 31, 2010, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.

Nonrecourse land mortgages increased to $23.6 million at July 31, 2011 from $4.3 million at October 31, 2010.  The increase is primarily due to new mortgages recorded for land acquisitions in the Northeast, Mid-Atlantic and West segments during the nine months ended July 31, 2011, offset by payments on mortgages in the Southwest and West.

Accounts payable and other liabilities are as follows:

	July 31,	October 31,	Dollar
(In thousands)	2011	2010	Change

Accounts payable	$77,711	$84,948	$(7,237)
Reserves	135,737	149,413	(13,676)
Accrued expenses	36,986	44,758	(7,772)
Accrued compensation	18,273	24,494	(6,221)
Other liabilities	11,965	16,136	(4,171)
Total	$280,672	$319,749	$(39,077)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the third quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.  The decrease in the reserves is partially the result of the use of the reserve for warranty claims for homes delivered in prior years when we were delivering two or three times as many homes as we are today only partially offset by new reserves for the lower home delivery volumes thus far this year.  In addition, there was a decrease in the reserves due to a consolidation of a joint venture that resulted from our partner in a land development joint venture transferring its interest in the venture to us.  The decrease in accrued expenses is primarily due to decreases in property tax, payroll and advertising accruals due to timing and amortization of abandoned lease space accruals.  The decrease in accrued compensation is due to the payment of our fiscal year 2010 bonuses during the first quarter of 2011 offset by the three quarters of new fiscal 2011 bonus accruals at July 31, 2011.  Other liabilities decreased primarily due to a reduction in the accrual for self-insured medical claims, based on recent claim data.

Customer deposits increased $6.0 million from $9.5 million at October 31, 2010 to $15.5 million at July 31, 2011.  This increase is primarily from the Northeast segment where, after posting a bond as collateral, we are able to hold cash from customer deposits rather than have those deposits held by a third party. When deposits are held by a third party escrow agent, we do not record the cash or the liability associated with the deposits.

Liabilities from inventory not owned decreased $50.6 million from $53.2 million at October 31, 2010 to $2.6 million at July 31, 2011.  The decrease is primarily due to the deconsolidation of our variable interest entities, as previously discussed (See Note 17 to the Condensed Consolidated Financial Statements).

Mortgage warehouse lines of credit under our master repurchase agreements decreased $31.9 million from $73.6 million at October 31, 2010 to $41.7 million at July 31, 2011.  This decrease is directly correlated to the decrease in mortgage loans held for sale from October 31, 2010 to July 31, 2011, because the mortgage warehouse line of credit is used to finance the origination of the mortgage loans held for sale.

Accrued interest increased $10.9 million to $34.9 million at July 31, 2011 from $24.0 million at October 31, 2010.  The increase is primarily attributed to higher accruals in the current quarter due to the timing of payments on our notes outstanding.

Income taxes payable of $17.9 million at October 31, 2010 increased $17.9 million in the nine months ended July 31, 2011 to $35.8 million primarily due to the settlement of certain matters with the relevant tax authorities and the related receipt of refund amounts that had been accrued in the prior fiscal year.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED JULY 31, 2010

Total revenues

Compared to the same prior period, revenues decreased as follows:

	Three Months Ended
(Dollars in thousands)	July 31, 2011	July 31, 2010	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$276,479	$368,077	$(91,598)	(24.9)%
Land sales and other revenues	1,289	3,770	(2,481)	(65.8)%
Financial services	7,850	8,753	(903)	(10.3)%

Total revenues	$285,618	$380,600	$(94,982)	(25.0)%

	Nine Months Ended
(Dollars in thousands)	July 31, 2011	July 31, 2010	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$759,338	$987,923	$(228,585)	(23.1)%
Land sales and other revenues	13,695	7,489	6,206	82.9%
Financial services	20,249	23,418	(3,169)	13.5%

Total revenues	$793,282	$1,018,830	$(225,548)	(22.1)%

Homebuilding

For the three and nine months ended July 31, 2011, sale of homes revenues decreased $91.6 million, or 24.9%, and $228.6 million, or 23.1%, respectively, as compared to the same period of the prior year.  This decrease was primarily due to the number of home deliveries declining 24.5% and 22.4% for the three and nine months ended July 31, 2011, compared to the three and nine months ended July 31, 2010, respectively.  The average price per home decreased to $278,000 in the three months ended July 31, 2011 from $280,000 for the three months ended July 31, 2010.  The average price per home decreased to $277,000 in the nine months ended July 31, 2011 from $280,000 in the nine months ended July 31, 2010.  The fluctuations in average prices are a result of geographic and community mix of our deliveries rather than price increases or decreases in individual communities.  For example, for the nine months ended July 31, 2011,  44.7% of our deliveries came from our Southwest segment, compared to 37.3% for this segment for the same period last year.  This segment has an average selling price below the company average.  Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended July 31,			Nine Months Ended July 31,
(Dollars in thousands)	2011	2010	% Change	2011	2010	% Change

Northeast:
Dollars	$43,443	$91,740	(52.6)%	$122,852	$217,409	(43.5)%
Homes	99	221	(55.2)%	282	538	(47.6)%

Mid-Atlantic:
Dollars	$57,104	$72,767	(21.5)%	$150,011	$206,477	(27.3)%
Homes	147	194	(24.2)%	395	552	(28.4)%

Midwest:
Dollars	$17,716	$22,650	(21.8)%	$49,216	$62,083	(20.7)%
Homes	87	110	(20.9)%	257	291	(11.7)%

Southeast:
Dollars	$17,894	$28,522	(37.3)%	$50,082	$75,240	(33.4)%
Homes	75	121	(38.0)%	216	308	(29.9)%

Southwest:
Dollars	$107,861	$103,065	4.7%	$292,427	$288,617	1.3%
Homes	461	472	(2.3)%	1,224	1,316	(7.0)%

West:
Dollars	$32,461	$49,333	(34.2)%	$94,750	$138,097	(31.4)%
Homes	124	198	(37.4)%	363	520	(30.2)%

Consolidated total:
Dollars	$276,479	$368,077	(24.9)%	$759,338	$987,923	(23.1)%
Homes	993	1,316	(24.5)%	2,737	3,525	(22.4)%

Unconsolidated joint ventures
Dollars	$57,609	$34,609	66.5%	$109,434	$88,615	23.5%
Homes	119	80	48.8%	234	197	18.8%

Totals:
Housing revenues	$334,088	$402,686	(17.0)%	$868,772	$1,076,538	(19.3)%
Homes delivered	1,112	1,396	(20.3)%	2,971	3,722	(20.2)%

The decrease in housing revenues and deliveries during the three and nine months ended July 31, 2011 was primarily due to the continued weak market conditions in most of our markets.  The decrease in deliveries during the first three quarters of fiscal 2011 was also impacted by the expiration of the homebuyer tax credit at April 30, 2010, which helped propel sales during the first and second quarters of 2010.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries.  Our sales contracts and homes in contract backlog primarily using base sales prices by segment are set forth below:

	Net Contracts (1) for the Nine Months Ended July 31,		Contract Backlog as of July 31,
(Dollars in thousands)	2011	2010	2011	2010

Northeast:
Dollars	$151,255	$150,901	$122,290	$128,424
Homes	351	381	284	300

Mid-Atlantic:
Dollars	$181,874	$171,498	$130,215	$115,716
Homes	470	465	308	299

Midwest:
Dollars	$54,125	$60,235	$43,455	$48,680
Homes	266	324	231	286

Southeast:
Dollars	$67,286	$57,835	$37,953	$18,554
Homes	288	248	154	75

Southwest:
Dollars	$303,166	$282,183	$107,686	$76,721
Homes	1,283	1,255	396	290

West:
Dollars	$93,655	$113,210	$25,972	$31,374
Homes	349	455	96	125

Consolidated total:
Dollars	$851,361	$835,862	$467,571	$419,469
Homes	3,007	3,128	1,469	1,375

Unconsolidated joint ventures:
Dollars	$129,382	$92,489	$103,238	$80,968
Homes	306	205	267	167

Totals:
Dollars	$980,743	$928,351	$570,809	$500,437
Homes	3,313	3,333	1,736	1,542

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In fiscal 2011, our open for sale community count, excluding joint ventures, decreased to 184 from 192 at October 31, 2010, which is the net result of opening 61 new communities, closing 64 communities and contributing five communities to our new joint venture since the beginning of fiscal 2011.  Our reported level of sales contracts (net of cancellations) has been impacted by a slowdown in the pace of sales in all of the Company’s segments, due to continued weak market conditions and tighter mortgage loan underwriting criteria.  Contracts per average active selling community for the first three quarters of 2011 were 16.1 compared to 17.1 of the same period in the prior year, demonstrating a decrease in sales pace.  The prior year period also benefited from the previously described homebuyer tax credit that expired on April 30, 2010.  However, net contracts for the quarter ended July 31, 2011 are up 29.6% versus the same period in the prior year.  On a contracts per active selling community basis the quarter ended July 31, 2011 was 6.3 compared to 5.0 for the quarter ended July 31, 2010.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter.  For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2011	2010	2009	2008	2007

First	22%	21%	31%	38%	36%
Second	20%	17%	24%	29%	32%
Third	18%	23%	23%	32%	35%
Fourth		24%	24%	42%	40%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog.  The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2011	2010	2009	2008	2007

First	18%	13%	22%	16%	17%
Second	22%	17%	31%	24%	19%
Third	20%	15%	23%	20%	18%
Fourth		25%	20%	30%	26%

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

“Total cost of sales” includes expenses for consolidated housing and land and lot sales, cost of sales interest, inventory impairment loss and land option write-offs (defined as “land charges” in the tables below).  A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended July 31,		Nine Months Ended July 31,
(Dollars in thousands)	2011	2010	2011	2010

Sale of homes	$276,479	$368,077	$759,338	$987,923

Cost of sales, net of impairment reversals and excluding interest	234,129	305,054	640,507	821,776

Homebuilding gross margin, before cost of sales interest expense and land charges	42,350	63,023	118,831	166,147

Cost of sales interest expense, excluding land sales interest expense	14,222	20,918	41,671	59,290

Homebuilding gross margin, after cost of sales interest expense, before land charges	28,128	42,105	77,160	106,857

Land charges	11,426	48,959	41,876	55,111

Homebuilding gross margin, after cost of sales interest expense and land charges	$16,702	$(6,854)	$35,284	$51,746

Gross margin percentage, before cost of sales interest expense and land charges	15.3%	17.1%	15.6%	16.8%

Gross margin percentage, after cost of sales interest expense, before land charges	10.2%	11.4%	10.2%	10.8%

Gross margin percentage, after cost of sales interest expense and land charges	6.0%	(1.9)%	4.6%	5.2%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010

Sale of homes	100.0%	100.0%	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	71.8%	70.2%	71.6%	69.5%
Commissions	3.4%	3.5%	3.6%	3.4%
Financing concessions	2.0%	2.2%	2.0%	2.2%
Overheads	7.5%	7.0%	7.2%	8.1%
Total cost of sales, before interest expense and land charges	84.7%	82.9%	84.4%	83.2%
Gross margin percentage, before cost of sales interest expense and land charges	15.3%	17.1%	15.6%	16.8%

Cost of sales interest	5.1%	5.7%	5.4%	6.0%
Gross margin percentage, after cost of sales interest expense and before land charges	10.2%	11.4%	10.2%	10.8%

We sell a variety of home types in various communities, each yielding a different gross margin.  As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down.  Total homebuilding gross margins, before interest expense and land impairment and option write off charges, decreased to 15.3% during the three months ended July 31, 2011 compared to 17.1% for the same period last year and decreased to 15.6% during the nine months ended July 31, 2011 compared to 16.8% during the nine months ended July 31, 2010.  The decrease in gross margin percentage is primarily due to the mix of lower margin homes delivered in the third quarter of fiscal 2011, compared to the same period of the prior year, as well as price concessions, largely in the Mid-Atlantic and West.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $11.4 million and $49.0 million during the three months ended July 31, 2011 and 2010, respectively, and $41.9 million and $55.1 million during the nine months ended July 31, 2011 and 2010, respectively, to their estimated fair value.  During the three and nine months ended July 31, 2011, we wrote-off residential land options and approval and engineering costs amounting to $6.3 million and $13.7 million compared to $(0.7) and $1.0 million for the three and nine months ended July 31, 2010, respectively, which are included in the total land charges discussed above.  When a community is redesigned, abandoned engineering costs are written-off.  Option approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option.  Such write-offs were located in our Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West segments in fiscal 2011, and in our Northeast, Mid-Atlantic and Southwest segments in the fiscal 2010.  Occasionally, as was the case in the Midwest and Southeast during the nine months ended July 31, 2010, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  We recorded inventory impairments of $5.1 million and $49.7 million during the three months ended July 31, 2011 and 2010, respectively, and $28.2 million and $54.1 million during the nine months ended July 31, 2011 and 2010, respectively.  Inventory impairments in fiscal 2011 and 2010 were lower than they had been in the several years prior to 2010.  It is difficult to predict if this trend will continue and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  See “Notes to Condensed Consolidated Financial Statements” – Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(In thousands)	2011	2010	2011	2010

Land and lot sales	$174	$2,786	$8,217	$3,821
Cost of sales, excluding interest	127	1,000	5,642	1,020
Land and lot sales gross margin, excluding interest	47	1,786	2,575	2,801
Land sales interest expense	-	1,266	2,133	1,487
Land and lot sales gross margin, including interest	$47	$520	$442	$1,314

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain.  As a result, projecting the amount and timing of land sales is difficult.

Land sales and other revenues decreased $2.5 million and increased $6.2 million for the three and nine months ended July 31, 2011, compared to the same periods in the prior year.  Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts and miscellaneous one-time receipts.  For the three months ended July 31, 2011 compared to the three months ended July 31, 2010, land sales and other revenues decreased primarily due to the decrease in land and lot sales.  For the nine months ended July 31, 2011, compared to the nine months ended July 31, 2010, land sales and other revenues increased primarily due to the payoff of a note receivable owed to us from which we recognized $1.8 million of interest income, as well as, an increase of $4.4 million in land sales revenue, described above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses decreased $7.3 million and $12.7 million for the three and nine months ended July 31, 2011 compared to the same periods last year as we have continued to reduce these costs through headcount reduction, administration consolidation, and other cost saving measures.  However, due to the more significant decline in revenue, homebuilding selling, general and administrative as a percentage of homebuilding revenues increased to 12.6% and 15.1% for the three and nine months ended July 31, 2011 compared to 11.3% and 12.8% for the three and nine months ended July 31, 2010.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended July 31,
(Dollars in thousands, except average sales price)	2011	2010	Variance	Variance %

Northeast
Homebuilding revenue	$44,051	$92,179	$(48,128)	(52.2)%
Loss before taxes	$(8,400)	$(15,510)	$7,110	(45.8)%
Homes delivered	99	221	(122)	(55.2)%
Average sales price	$438,818	$415,113	$23,705	5.7%
Contract cancellation rate	13.0%	19.8%	(6.8)%

Mid-Atlantic
Homebuilding revenue	$57,338	$72,876	$(15,538)	(21.3)%
(Loss) income before taxes	$(4,816)	$3,248	$(8,064)	(248.3)%
Homes delivered	147	194	(47)	(24.2)%
Average sales price	$388,463	$375,088	$13,375	3.6%
Contract cancellation rate	17.7%	28.6%	(10.9)%

Midwest
Homebuilding revenue	$17,721	$24,437	$(6,716)	(27.5)%
Loss before taxes	$(2,893)	$(1,190)	$(1,703)	143.1%
Homes delivered	87	110	(23)	(20.9)%
Average sales price	$203,632	$205,909	$(2,277)	(1.1)%
Contract cancellation rate	24.8%	24.4%	0.4%

Southeast
Homebuilding revenue	$18,038	$28,843	$(10,805)	(37.5)%
Loss before taxes	$(4,017)	$(1,352)	$(2,665)	197.1%
Homes delivered	75	121	(46)	(38.0)%
Average sales price	$238,587	$235,719	$2,868	1.2%
Contract cancellation rate	7.6%	14.7%	(7.1)%

Southwest
Homebuilding revenue	$108,188	$103,597	$4,591	4.4%
Income before taxes	$7,577	$7,033	$544	7.7%
Homes delivered	461	472	(11)	(2.3)%
Average sales price	$233,972	$218,358	$15,614	7.2%
Contract cancellation rate	21.0%	23.9%	(2.9)%

West
Homebuilding revenue	$32,423	$49,966	$(17,543)	(35.1)%
Loss before taxes	$(6,151)	$(39,070)	$32,919	(84.3)%
Homes delivered	124	198	(74)	(37.4)%
Average sales price	$261,782	$249,157	$12,625	5.1%
Contract cancellation rate	14.5%	20.8%	(6.3)%

	Nine Months Ended July 31,
(Dollars in thousands, except average sales price)	2011	2010	Variance	Variance %

Northeast
Homebuilding revenue	$126,035	$218,686	$(92,651)	(42.4)%
Loss before taxes	$(43,124)	$(30,281)	$(12,843)	42.4%
Homes delivered	282	538	(256)	(47.6)%
Average sales price	$435,645	$404,106	$31,539	7.8%
Contract cancellation rate	15.2%	22.4%	(7.2)%

Mid-Atlantic
Homebuilding revenue	$150,600	$207,615	$(57,015)	(27.5)%
(Loss) income before taxes	$(13,805)	$5,369	$(19,174)	(357.1)%
Homes delivered	395	552	(157)	(28.4)%
Average sales price	$379,775	$374,053	$5,722	1.5%
Contract cancellation rate	25.4%	24.6%	0.8%

Midwest
Homebuilding revenue	$49,295	$63,986	$(14,691)	(23.0)%
Loss before taxes	$(7,226)	$(7,215)	$(11)	0.2%
Homes delivered	257	291	(34)	(11.7)%
Average sales price	$191,502	$213,344	$(21,842)	(10.2)%
Contract cancellation rate	21.5%	16.7%	4.8%

Southeast
Homebuilding revenue	$50,476	$76,003	$(25,527)	(33.6)%
Loss before taxes	$(10,697)	$(6,307)	$(4,390)	69.6%
Homes delivered	216	308	(92)	(29.9)%
Average sales price	$231,861	$244,286	$(12,425)	(5.1)%
Contract cancellation rate	14.8%	13.0%	1.8%

Southwest
Homebuilding revenue	$298,829	$289,968	$8,861	3.1%
Income before taxes	$19,449	$17,969	$1,480	8.2%
Homes delivered	1,224	1,316	(92)	(7.0)%
Average sales price	$238,911	$219,314	$19,597	8.9%
Contract cancellation rate	20.5%	20.5%	0.0%

West
Homebuilding revenue	$97,896	$138,936	$(41,040)	(29.5)%
Loss before taxes	$(23,159)	$(49,477)	$26,318	(53.2)%
Homes delivered	363	520	(157)	(30.2)%
Average sales price	$261,019	$265,571	$(4,552)	(1.7)%
Contract cancellation rate	17.7%	17.4%	0.3%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 52.2 % for the three months ended July 31, 2011 compared to the same period of the prior year.  The decrease for the three months ended July 31, 2011 was attributed to a 55.2% decrease in homes delivered, partially offset by a 5.7% increase in average sales price.  The increase in average sales prices was the result of the mix of communities delivering in the three months ended July 31, 2011 compared to the same period of fiscal 2010.

Loss before income taxes decreased $7.1 million to a loss of $8.4 million for the three months ended July 31, 2011.  This decrease is mainly due to a $12.7 million decrease in inventory impairment losses and land option write-offs recorded for the three months ended July 31, 2011.  Gross margin percentage before interest expense decreased for the three months ended July 31, 2011.

Homebuilding revenues decreased 42.4% for the nine months ended July 31, 2011 compared to the same period of the prior year.  The decrease for the nine months ended July 31, 2011 was attributed to a 47.6% decrease in homes delivered, partially offset by a 7.8% increase in average sales price.  The increase in average sales prices was the result of the mix of communities delivering in the nine months ended July 31, 2011 compared to the same period of fiscal 2010.

Loss before income taxes was $43.1 million for the nine months ended July 31, 2011, an increase of $12.8 million compared to the prior year period.  This increase is mainly due to a $3.6 million increase in inventory impairment losses and land option write-offs recorded for the nine months ended July 31, 2011, as well as the impact of the reduced deliveries.  Gross margin percentage before interest expense decreased slightly for the nine months ended July 31, 2011.

Mid-Atlantic - Homebuilding revenues decreased 21.3% for the three months ended July 31, 2011 compared to the same period in the prior year.  The decrease was primarily due to a 24.2% decrease in homes delivered offset by a 3.6% increase in average sales price for the three months ended July 31, 2011.  As a result of the different mix of communities delivering in the three months ended July 31, 2011 compared to the same periods of fiscal 2010.

Income before income taxes decreased $8.1 million to a loss of $4.8 million for the three months ended July 31, 2011 due primarily to the decrease in homebuilding revenues discussed above, combined with a $4.8 million increase in inventory impairment losses and land option write-offs for the three months ended July 31, 2011.

Homebuilding revenues decreased 27.5% for the nine months ended July 31, 2011 compared to the same period in the prior year.  The decrease was primarily due to a 28.4% decrease in homes delivered which was slightly offset by a 1.5% increase in average sales price for the nine months ended July 31, 2011.  The slight increase in average sales prices was the result of the mix of communities delivering in the nine months ended July 31, 2011 compared to the same periods of fiscal 2010.

Income before income taxes decreased $19.2 million to a loss of $13.8 million for the nine months ended July 31, 2011 due primarily to the decrease in homebuilding revenues discussed above, combined with a $6.8 million increase in inventory impairment losses and land option write-offs for the nine months ended July 31, 2011.  Gross margin percentage before interest expense decreased for the nine months ended July 31, 2011.

Midwest - Homebuilding revenues decreased 27.5% for the three months ended July 31, 2011 compared to the same period in the prior year.  The decrease was primarily due to a 20.9% decrease in homes delivered and a 1.1% decrease in average sales price for the three months ended July 31, 2011.  The decrease in average sales prices was the result of the mix of communities delivering in the three months ended July 31, 2011 compared to the same period of fiscal 2010.

Loss before income taxes increased $1.7 million to a loss of $2.9 million for the three months ended July 31, 2011.  The increase in the loss for the three months ended July 31, 2011 was primarily due to an increase in homebuilding selling, general and administrative expense, combined with a $0.4 million increase in inventory losses and land option write-offs for the three months ended July 31, 2011.

Homebuilding revenues decreased 23.0% for the nine months ended July 31, 2011 compared to the same period in the prior year.  The decrease was primarily due to a 11.7% decrease in homes delivered and a 10.2% decrease in average sales price for the nine months ended July 31, 2011.  The decrease in average sales prices was the result of the mix of communities delivering in the nine months ended July 31, 2011 compared to the same period of fiscal 2010.

Loss before income taxes was flat for the nine months ended July 31, 2011, compared to the same period of fiscal 2010.

Southeast - Homebuilding revenues decreased 37.5% for the three months ended July 31, 2011 compared to the same period in the prior year.  The decrease for the three months ended July 31, 2011 was attributed to the 38.0% decrease in homes delivered slightly offset by a 1.2% increase in average sales price.  The fluctuations in average sales price was primarily due to the different mix of communities delivering in fiscal 2011 compared to fiscal 2010.

Loss before income taxes increased $2.7 million to a loss of $4.0 million for the three months ended July 31, 2011 primarily due to a slight decrease in gross margin before interest expense directly related to the decrease in homes delivered, as discussed above, as well as, a $1.6 million increase in inventory impairment losses and land option write-offs recorded for the three months ended July 31, 2011.

Homebuilding revenues decreased 33.6% for the nine months ended July 31, 2011 compared to the same period in the prior year.  The decrease for the nine months ended July 31, 2011 was attributed to the 29.9 % decrease in homes delivered which was further impacted by a 5.1% decrease in average sales price.  The fluctuations in average sales price was primarily due to the different mix of communities delivering in fiscal 2011 compared to fiscal 2010.

Loss before income taxes increased $4.4 million to a loss of $10.7 million for the nine months ended July 31, 2011 primarily due to a decrease in gross margin before interest expense directly related to the decrease in homes delivered, as discussed above, as well as a $1.4 million increase in inventory impairment losses and land option write-offs recorded for the nine months ended July 31, 2011.

Southwest - Homebuilding revenues increased 4.4% for the three months ended July 31, 2011 compared to the same period in the prior year.  The increase was primarily due to a 7.2% increase in average sales price for the three months ended July 31, 2011, offset by a 2.3% decrease in homes delivered as a result of the different mix of communities delivering in the three months ended July 31, 2011 compared to the same period in fiscal 2010.

Income before income taxes increased $0.5 million to a profit of $7.6 million for the three months ended July 31, 2011, due mainly to the increase in revenue discussed above.

Homebuilding revenues increased 3.1% for the nine months ended July 31, 2011 compared to the same period in the prior year.  The increase was primarily due to an 8.9% increase in average sales price for the nine months ended July 31, 2011, as a result of the different mix of communities delivering in the nine months ended July 31, 2011 compared to the same period in 2010, offset by a 7.0% decrease in homes delivered.

Income before income taxes increased $1.5 million to a profit of $19.4 million for the nine months ended July 31, 2011.  The increase was primarily due to a land sale during the first quarter of fiscal 2011 and the impact of the increase in average sales price discussed above.  Gross margin percentage before interest expense for the nine months ended July 31, 2011 was relatively flat compared to the same period of the prior year.

West - Homebuilding revenues decreased 35.1% for the three months ended July 31, 2011 compared to the same period in the prior year.  The decrease for the three months ended July 31, 2011 was attributed to a 37.4% decrease in homes delivered, offset by a 5.1% increase in average sales price, due to the different mix of communities delivering in the three months ended July 31, 2011 compared to the same period of the prior year.   Also contributing to the decrease is a $0.7 million decrease in land sales and other revenues.

Loss before income taxes decreased $32.9 million to a loss of $6.2 million for the three months ended July 31, 2011.  The decreased loss for the three months ended July 31, 2011 was primarily due to a $31.7 million decrease in inventory impairments and land option write-offs taken in the three months ended July 31, 2011 compared to the same period in the prior year.  Gross margin percentage before interest expense for the three months ended July 31, 2011 decreased compared to the same periods of the prior year.

Homebuilding revenues decreased 29.5% for the nine months ended July 31, 2011 compared to the same periods in the prior year.  The decrease for the nine months ended July 31, 2011 was attributed to a 30.2% decrease in homes delivered, along with a 1.7% decrease in average sales price, due to the different mix of communities delivering in the nine months ended July 31, 2011 compared to the same period of the prior year.  Offsetting these decreases is an increase in land sales and other revenues of $2.3 million during the nine months ended July 31, 2011.

Loss before income taxes decreased $26.3 million to a loss of $23.2 million for the nine months ended July 31, 2011.  The decreased loss for the nine months ended July 31, 2011 was primarily due to a $25.7 million decrease in inventory impairments and land option write-offs taken in the nine months ended July 31, 2011 compared to the same period in the prior year.  Gross margin percentage before interest expense for the nine months ended July 31, 2011 decreased compared to the same periods of the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of nonagency and nongovernmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we no longer originate Alt-A or sub-prime loans. As Alt-A and sub-prime originations were eliminated, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination from the levels that historically prevailed prior to the economic downturn.  FHA/VA loans represented 48.2%  and 54.8% for the nine months ended 2011 and 2010, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three and nine months ended July 31, 2011, financial services provided a $2.3 million and $4.1 million pretax profit, respectively, compared to $2.6 million and $6.2 million of pretax profit for the same period of fiscal 2010.  While revenues were down 13.5% for the first three quarters of fiscal 2011 from the prior year period  costs were down 5.8% for such period.  Mortgage settlements and the average price of loans settled decreased for the three and nine months ended July 31, 2011 compared to the same period in the prior year, contributing to the decrease in revenues.  In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 78.0% and 83.2% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended July 31, 2011 and 2010, respectively, and 77.3% and 80.8% during the nine months ended July 31, 2011 and 2010, respectively.  Servicing rights on new mortgages originated by us will be sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey and New York, New York.  These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety.  Corporate general and administrative expenses decreased to $11.6 million for the three months ended July 31, 2011 compared to $14.8 million for the three months ended July 31, 2010, and decreased to $38.6 million for the nine months ended July 31, 2011 compared to $45.2 million for the nine months ended July 31, 2010, primarily due to a reduction in depreciation expense, resulting mainly from capitalized software becoming fully depreciated, coupled with no new significant additions of depreciable assets. Also contributing to the decrease was a continued tightening of variable spending.

Other Interest

Other interest increased $2.5 million and $2.4 million for the three and nine months ended July 31, 2011 compared to the three and nine months ended July 31, 2010, respectively.  Our assets that qualify for interest capitalization (inventory under development) do not exceed our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed.   In the three and nine months ended July 31, 2011, our interest incurred increased compared to the prior year.  This is due to higher interest rates on comparable debt balances as a result of the completion of several capital market transactions in February 2011, thus more interest was required to be directly expensed.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, noncontrolling interest relating to consolidated joint ventures, and corporate owned life insurance.  Other operations decreased to $0.3 million and $1.9 million for the three and nine months ended July 31, 2011 compared to $1.8 million and $5.5 million for the three and nine months ended July 31, 2010.  The decreases were primarily due to higher life insurance proceeds offsetting expenses in the first three quarters of fiscal 2011, compared to the same periods of the prior year.  Also contributing to the decrease is the write-off of old receivables in the prior year that were deemed uncollectible.

 (Loss) Gain on Extinguishment of Debt

For the three and nine months ended July 31, 2011, our loss on extinguishment of debt was $1.4 million and $3.0 million, compared to a gain on extinguishment of debt of $5.3 million and $25.0 million for the three and nine months ended July 31, 2010, respectively. In February of 2011, we purchased a portion of our subordinated notes ($97.9 million face for $98.6 million cash in a tender offer), and redeemed early the remainder of those notes ($57.8 million in debt for $58.1 million cash). In both transactions we paid a premium, incurred fees, and wrote off discounts and prepaid costs that we were amortizing over the term of notes. These transactions resulted in a loss for the three and nine months ended July 31, 2011.  During the three and nine months ended July 31, 2010, we repurchased in the open market a total of $24.6 million principal amount and $123.5 million principal amount, respectively, of various issues of our unsecured senior and senior subordinated notes due 2010 through 2017 for an aggregate purchase price of $19.3 million and $97.9 million, respectively, plus accrued and unpaid interest.  We recognized a gain of $5.3 million and $25.0 million, respectively, net of the write-off of unamortized discounts and fees related to these purchases which represents the difference between the aggregate principal amount of the notes purchased and the total purchase price.  In May of 2011, we issued $12.0 million of additional 10 5/8% Senior Secured Notes due 2016 and used the proceeds, together with cash on hand, to fund the redemption of the remaining $0.5 million outstanding of our 11 1/2% Senior Secured Notes due 2013 and the remaining $11.7 million outstanding of our 18.0% Senior Secured Notes due 2017. This transaction resulted in a loss for the three and nine months ended July 31, 2011.  Under the terms of our indentures, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time.  We may also continue to make additional debt purchases and/or exchanges from time to time through tender offers, open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.

Loss From Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $2.3 million and $6.5 million for the three and nine months ended July 31, 2011, respectively, compared to losses of $0.9 million for both the three and nine months ended July 31, 2010, respectively.  The increase in losses for both periods is mainly due to costs incurred with the startup of a new joint venture in fiscal 2011.

Total Taxes

Total income tax benefit was $4.6 million and $6.1 million for the three and nine months ended July 31, 2011, respectively, primarily due to a decrease in tax reserves for uncertain tax positions.  On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss to previously profitable years that were not available for carryback prior to the new tax legislation.  We recorded the impact of the carryback of $291.3 million in the three months ended January 31, 2010.  We received $274.1 million in the second quarter of fiscal 2010 and the remaining $17.2 million in the three months ended January 31, 2011.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover the deferred tax assets. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry during 2009, 2010 and  2011, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of July 31, 2011.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred taxes amounted to $858.8 million and $811.0 million at July 31, 2011 and October 31, 2010, respectively.  The valuation allowance increased during the nine months ended July 31, 2011 primarily due to additional reserves recorded for the federal tax benefits related to the losses incurred during the period.

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

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended October 31, 2010 and in Part II, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the period ended January 31, 2011, in our Quarterly Report on Form 10-Q/A for the period ended April 30, 2011 and in this Form 10-Q.  Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt.  In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse lines of credit under our secured master repurchase agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration.  In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors.  Accordingly, the risk from mortgage loans is not material.  We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans.  We are also subject to foreign currency risk but we do not believe that this risk is material.  The following table sets forth as of July 31, 2011, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of July 31, 2011 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	FV at July 31, 2011

Long term debt(1):
Fixed rate	$24,943	$5,832	$6,514	$58,479	$238,128	$1,353,835	$1,687,731	$1,321,429
Weighted average interest rate	8.15%	7.17%	$7.18%	6.54%	9.93%	9.34%	9.29%

(1)  Does not include either of our mortgage warehouse lines of credit made under our secured master repurchase agreements.  See Note 9 to our Condensed Consolidated Financial Statements for more information.

During February 2011, we issued senior notes and tangible equity units, as well as repurchased certain senior and senior subordinated notes in tender offers for such notes.  We also called for redemption all of such notes not tendered in the tender offers.  In May 2011, we issued new senior secured notes, and in June 2011, we redeemed certain senior secured notes.  See Notes 10 and 11 to our Condensed Consolidated Financial Statements for more information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2011.  Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors

The risk factors below should be read together with the risk factors contained in our Annual Report on Form 10-K/A for the year ended October 31, 2010, as well as the Quarterly Reports on Form 10-Q/A and Form 10-Q for the quarters ended April 30, 2011 and January 31, 2011, respectively. You should carefully consider all the risk factors in addition to the other information included in this Quarterly Report on Form 10-Q.

We could be adversely affected by a negative change in our credit rating.

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses, and to fund our other liquidity needs. On March 16, 2009, Fitch Ratings lowered the Company’s issuer default rating to CCC from B-. On March 6, 2009, Moody's Investor Services lowered our corporate family rating to Caa1 from B3, and on April 7, 2009, they affirmed our corporate family rating of Caa1, with a negative outlook. On April 1, 2009, Standard & Poor's ("S&P") lowered our B- corporate credit rating to CCC, with a negative outlook. On June 28, 2011, S&P downgraded our corporate credit rating from CCC+ to CCC. Downgrades may make it more difficult and costly for us to access capital.  Therefore, any further downgrade by any of the principal credit agencies may exacerbate these difficulties.  There can be no assurances that our credit ratings will not be further downgraded in the future, whether as a result of deteriorating general economic conditions, a more protracted downturn in the housing industry, failure to successfully implement our operating strategy, the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

3(a)	Certificate of Incorporation of the Registrant.(1)
3(b)	Certificate of Amendment of Certificate of Incorporation of the Registrant.(2)
3(c)	Restated Bylaws of the Registrant.(3)
4(a)	First Lien Supplemental Indenture dated as of May 4, 2011, among K. Hovnanian, Hovnanian and the other guarantors named therein and Wilmington Trust Company, as trustee.(4)
4(b)	2017 Notes Supplemental Indenture dated as of April 21, 2011, among K. Hovnanian, Hovnanian and the other guarantors named therein and Deutsche Bank National Trust Company, as trustee.(4)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101*	The following financial information from our quarterly report on Form 10-Q for the quarter ended July 31,2011, filed with the SEC on September 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at July 31, 2011 and October 31, 2010, (ii) the condensed consolidated statements of operations for the quarters and nine months ended July 31, 2011 and 2010, (iii) the condensed consolidated statement of equity for the nine months ended July 31, 2011, (iv) the condensed consolidated statements of cash flows for the nine months ended July 31, 2011 and 2010, and (v) the notes to condensed consolidated financial statements (tagged as blocks of text).

* XBRL	Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 9, 2008.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 21, 2009.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on May 5, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
(Registrant)

DATE:	September 9, 2011
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	September 9, 2011
/S/BRAD G. O’CONNOR
Brad G. O’Connor
Vice President/
Corporate Controller and
Chief Accounting Officer