Form 10-K
period 2011-10-31
HOVNANIAN ENTERPRISES INC
filed 2011-12-30
CIK 357294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended OCTOBER 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8551

Hovnanian Enterprises, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1851059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
110 West Front Street, P.O. Box 500, Red Bank, N.J.	07701
(Address of Principal Executive Offices)	(Zip Code)

732-747-7800
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value per share	New York Stock Exchange
7.25% Tangible Equity Units	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Depositary Shares, each representing 1/1,000th of a share of 7.625% Series A Preferred Stock	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐    Accelerated Filer ☒    NonAccelerated Filer ☐    Smaller Reporting Company ☐
                      (Do Not Check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of April 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $216,854,662 .

As of the close of business on December 21, 2011, there were outstanding 80,998,420 shares of the Registrant’s Class A Common Stock and 14,543,979 shares of its Class B Common Stock.

HOVNANIAN ENTERPRISES, INC.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Those portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A in connection with registrant’s annual meeting of stockholders to be held on March 27, 2012, which are responsive to those parts of Part III, Items 10, 11, 12, 13, and 14 as identified herein.

FORM 10-K
TABLE OF CONTENTS

Item		Page
	PART I	4

1	Business	4
1A	Risk Factors	11
1B	Unresolved Staff Comments	20
2	Properties	20
3	Legal Proceedings	20
4	[Removed and Reserved]	21
	Executive Officers of the Registrant	21

	PART II	21

5	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	21
6	Selected Consolidated Financial Data	22
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
7A	Quantitative and Qualitative Disclosures About Market Risk	52
8	Financial Statements and Supplementary Data	52
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
9A	Controls and Procedures	53
9B	Other Information	55

	PART III	55

10	Directors, Executive Officers and Corporate Governance	55
11	Executive Compensation	56
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
13	Certain Relationships and Related Transactions, and Director Independence	56
14	Principal Accountant Fees and Services	56

	PART IV	56

15	Exhibits and Financial Statement Schedules	56
	Signatures	60

Part I

ITEM 1

BUSINESS

Business Overview

We design, construct, market, and sell single-family detached homes, attached townhomes and condominiums, urban infill and active adult homes in planned residential developments and are one of the nation’s largest builders of residential homes. Founded in 1959 by Kevork Hovnanian, Hovnanian Enterprises, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in New Jersey in 1967 and reincorporated in Delaware in 1983. Since the incorporation of our predecessor company and including unconsolidated joint ventures, we have delivered in excess of 295,000 homes, including 4,216 homes in fiscal 2011. The Company consists of two distinct operations: homebuilding and financial services. Our homebuilding operations consist of six segments: Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West. Our financial services operations provide mortgage loans and title services to the customers of our homebuilding operations.

We are currently, excluding unconsolidated joint ventures, offering homes for sale in 192 communities in 37 markets in 16 states throughout the United States. We market and build homes for first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. We offer a variety of home styles at base prices ranging from $75,500 (low income housing) to $1,795,000 with an average sales price, including options, of $280,000 nationwide in fiscal 2011.

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

Geographic Breakdown of Markets by Segment

Hovnanian markets and builds homes that are constructed in 19 of the nation’s top 50 housing markets. We segregate our homebuilding operations geographically into the following six segments:

Northeast: New Jersey and Pennsylvania

Mid-Atlantic: Delaware, Maryland, Virginia, West Virginia, and Washington, D.C.

Midwest: Illinois,  Minnesota, and Ohio

Southeast: Florida, Georgia, North Carolina, and South Carolina

Southwest: Arizona and Texas

West: California

For financial information about our segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 11 to the Consolidated Financial Statements.

Employees

We employed approximately 1,500 full-time employees (whom we refer to as associates) as of October 31, 2011.

Corporate Offices and Available Information

Our corporate offices are located at 110 West Front Street, P.O. Box 500, Red Bank, New Jersey 07701, our telephone number is 732-747-7800, and our Internet web site address is www.khov.com. Information available on or through our web site is not a part of this Form 10-K. We make available through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of the Company’s Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports are available free of charge upon request.

Business Strategies

Due to the progressive weakening of demand in our homebuilding markets over the past several years, we have experienced declines in revenues and gross profit, sustained significant asset impairment charges, and incurred losses before income taxes from fiscal 2007 through fiscal 2011.  Although the timing of a recovery in the housing market is unclear, because certain long-term fundamentals which support housing demand, namely population growth and household formation, remain solid, we believe the current negative conditions will moderate over time.  Consequently, our primary focus while market conditions have been weak over the past several years has been to strengthen our financial condition by reducing inventories of homes and land, controlling and reducing construction and overhead costs, maximizing cash flows, reducing outstanding debt, and maintaining strong liquidity.  However, in 2009, we began to see opportunities to purchase land at prices and terms that make economic sense in light of our sales prices and sales paces.  As a result, since early 2009 we have been more active in purchasing or putting under option new properties that meet or exceed our internal rate of return investment  requirements. In order to return to profitability, we will need to continue purchasing new land that will generate good investment returns and drive greater operating efficiencies, as well as control expenses commensurate with our level of deliveries.

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

We offer a broad product array to provide housing to a wide range of customers. Our customers consist of first-time buyers, first-time and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. Our diverse product array includes single-family detached homes, attached townhomes and condominiums, urban infill, and active adult homes.

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

We focus on achieving high return on invested capital. Each new community is evaluated based on its ability to meet or exceed internal rate of return requirements. Our belief is that the best way to create lasting value for our shareholders is through a strong focus on return on invested capital. However, given market conditions during the downturn, until 2009, it was difficult to find new land investments that met or exceeded these rate of return requirements. Therefore, we focused on managing the balance sheet by selling through our currently owned inventory and conserving cash to be prepared to invest in new land when market conditions were right. Since the first quarter of fiscal 2009, we have seen land investment opportunities that meet or exceed our underwriting requirements.  New land purchases at pricing that will generate good investment returns are needed to return to profitability.

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

•
Where possible, we acquire land for future development through the use of land options which need not be exercised before the completion of the regulatory approval process. We attempt to structure these options with flexible takedown schedules rather than with an obligation to take down the entire parcel upon receiving regulatory approval.  If we are unable to negotiate flexible takedown schedules, we will buy parcels in a single bulk purchase.  Additionally, we purchase improved lots in certain markets by acquiring a small number of improved lots with an option on additional lots. This allows us to minimize the economic costs and risks of carrying a large land inventory, while maintaining our ability to commence new developments during favorable market periods.

•
Our option and purchase agreements are typically subject to numerous conditions, including, but not limited to, our ability to obtain necessary governmental approvals for the proposed community. Generally, the deposit on the agreement will be returned to us if all approvals are not obtained, although predevelopment costs may not be recoverable. By paying an additional and nonrefundable deposit, we have the right to extend a significant number of our options for varying periods of time. In most instances, we have the right to cancel any of our land option agreements by forfeiture of our deposit on the agreement. In fiscal 2011, 2010 and 2009, rather than purchase additional lots in underperforming communities, we took advantage of this right and walked away from 6,983 lots, 3,102 lots, and 6,474 lots, respectively, out of 16,896 total lots, 17,481 total lots, and 17,817 total lots, respectively, under option, resulting in pretax charges of $24.3 million, $13.2 million, and $45.4 million, respectively.

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

Marketing and Sales - Our residential communities are sold principally through on-site sales offices. In order to respond to our customers’ needs and trends in housing design, we rely upon our internal market research group to analyze information gathered from, among other sources, buyer profiles, exit interviews at model sites, focus groups, and demographic databases. We make use of newspaper, radio, television, internet advertisements, magazine, our web site, billboard, video and direct mail advertising, special and promotional events, illustrated brochures, and full-sized and scale model homes in our comprehensive marketing program. In addition, we have home design galleries in our Illinois, New Jersey, Virginia and Texas markets, which offer a wide range of customer options to satisfy individual customer tastes.

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

Customer Financing - We sell our homes to customers who generally finance their purchases through mortgages. Our financial services segment provides our customers with competitive financing and coordinates and expedites the loan origination transaction through the steps of loan application, loan approval, and closing and title services. We originate loans in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey,  North Carolina, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C. and West Virginia. We believe that our ability to offer financing to customers on competitive terms as a part of the sales process is an important factor in completing sales.

During the year ended October 31, 2011, for the markets in which our mortgage subsidiaries originated loans, 14.8% of our homebuyers paid in cash and 76.9 % of our noncash homebuyers obtained mortgages from our mortgage banking subsidiary. The loans we originated in fiscal 2011 were 47.2 % Federal Housing Administration/Veterans Affairs (FHA/VA), 48.9% prime, and 3.9% United States Department of Agriculture. Our mortgage subsidiary originated no broker non-subprime loans in fiscal 2011.

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

Current base prices for our homes in contract backlog at October 31, 2011, range from $75,500  (low income housing) to $1,350,000 in the Northeast, from $172,529 to $1,795,000 in the Mid-Atlantic, from $88,890  to $461,860  in the Midwest, from $89,990  to $504,990  in the Southeast, from $88,950  to $556,725  in the Southwest, and from $128,990  to $522,000 in the West. Closings generally occur and are typically reflected in revenues within 12 months of when sales contracts are signed.

Information on homes delivered by segment for the year ended October 31, 2011, is set forth below:

(Housing revenue in thousands)	Housing Revenues	Homes Delivered	Average Price
Northeast	$179,866	399	$450,792
Mid-Atlantic	199,061	524	379,887
Midwest	70,465	360	195,736
Southeast	79,146	339	233,469
Southwest	418,631	1,726	242,544
West	125,305	484	258,895
Consolidated total	$1,072,474	3,832	$279,873
Unconsolidated joint ventures	172,343	384	448,810
Total including unconsolidated joint ventures	$1,244,817	4,216	$295,260

The value of our net sales contracts, excluding unconsolidated joint ventures, remained relatively flat at $1.1 billion for the years ended October 31, 2011 and 2010. The number of homes contracted decreased to 4,023 in 2011 from 4,206 in 2010. The decline in the number of homes contracted occurred despite the number of open-for-sale communities remaining flat at 192, although the mix of open for sale communities changed, demonstrating a further deterioration in the market during fiscal 2011.  We contracted an average of  21.3 homes per average active selling community in 2011 compared to 23.1 homes per community in 2010, demonstrating a further slowing in sales pace.  We believe the decrease in sales pace is the result of continued high unemployment, tighter mortgage loan underwriting criteria, and continued weak consumer confidence.

 Information on the value of net sales contracts by segment for the years ended October 31, 2011 and 2010 is set forth below:

(Value of net sales contracts in thousands)	2011	2010	Percentage of Change
Northeast	$191,270	$193,826	(1.3)%
Mid-Atlantic	238,143	236,095	0.9%
Midwest	74,988	72,347	3.7%
Southeast	88,061	76,799	14.7%
Southwest	404,715	393,943	2.7%
West	132,608	144,782	(8.4)%
Consolidated total	$1,129,785	$1,117,792	1.1%
Unconsolidated joint ventures	201,817	114,740	75.9%
Total including unconsolidated joint ventures	$1,331,602	$1,232,532	8.0%

The following table summarizes our active selling communities under development as of October 31, 2011. The contracted not delivered and remaining homes available in our active selling communities are included in the consolidated total home sites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Active Selling Communities

	Communities	Approved Homes	Homes Delivered	Contracted Not Delivered(1)	Remaining Homes Available(2)
Northeast	15	4,829	3,318	265	1,246
Mid-Atlantic	24	4,266	2,010	325	1,931
Midwest	26	2,475	1,121	226	1,128
Southeast	22	3,593	1,643	124	1,826
Southwest	89	12,229	8,266	331	3,632
West	16	5,872	3,538	116	2,218
Total	192	33,264	19,896	1,387	11,981

(1)	Includes 131 home sites under option.

(2)	Of the total remaining homes available, 1,060 were under construction or completed (including 249 models and sales offices) and 5,471 were under option.

Backlog

At October 31, 2011 and 2010, including unconsolidated joint ventures, we had a backlog of signed contracts for 1,663 homes and 1,394 homes, respectively, with sales values aggregating $552.4 million and $437.9 million, respectively. The majority of our backlog at October 31, 2011 is expected to be completed and closed within the next 12 months. At November 30, 2011 and 2010, our backlog of signed contracts, including unconsolidated joint ventures, was 1,714 homes and 1,363 homes, respectively, with sales values aggregating $567.9 million and $429.6 million, respectively.

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

Residential Land Inventory in Planning

It is our objective to control a supply of land, primarily through options, whenever possible, consistent with anticipated homebuilding requirements in each of our housing markets. Controlled land as of October 31, 2011, exclusive of communities under development described above under “Active Selling Communities” and excluding unconsolidated joint ventures, is summarized in the following table. The proposed developable home sites in communities in planning are included in the 28,305 consolidated total home sites under the total residential real estate chart in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Communities in Planning

(Dollars in thousands)	Number of Proposed Communities	Proposed Developable Home Sites	Total Land Option Price	Book Value
Northeast:
Under option(1)	10	1,649	$92,616	$9,190
Owned	15	1,579		146,554
Total	25	3,228		155,744
Mid-Atlantic:
Under option(1)	7	648	$60,959	732
Owned	9	2,688		39,613
Total	16	3,336		40,345
Midwest:
Under option(1)	8	546	$36,985	1,791
Owned	3	199		2,693
Total	11	745		4,484
Southeast:
Under option(1)	3	267	$9,470	66
Owned	12	629		4,748
Total	15	896		4,814
Southwest:
Under option(1)	16	1,201	$67,252	3,512
Owned	3	363		2,893
Total	19	1,564		6,405
West:
Under option(1)	0	0	$0	0
Owned	33	5,168		33,737
Total	33	5,168		33,737
Totals:
Under option(1)	44	4,311	$267,282	15,291
Owned	75	10,626		230,238
Combined total	119	14,937		$245,529

(1)
Properties under option also include costs incurred on properties not under option but which are under evaluation. For properties under option, as of October 31, 2011, option fees and deposits aggregated approximately $5.2 million. As of October 31, 2011, we spent an additional $10.1 million in nonrefundable predevelopment costs on such properties.

We either option or acquire improved or unimproved home sites from land developers or other sellers. Under a typical agreement with the land developer, we purchase a minimal number of home sites. The balance of the home sites to be purchased is covered under an option agreement or a nonrecourse purchase agreement. As a result of the declining homebuilding market, we have decided to mothball (or stop development on) certain communities for which we have determined that current market conditions do not justify further investment at this time.  When we decide to mothball a community, the inventory is reclassified from Sold and unsold homes and lots under development to Land and land options held for future development or sale.  See Note 3 to the Consolidated Financial Statements for further discussion on mothballed communities.  For additional financial information regarding our homebuilding segments, see Note 11 to the Consolidated Financial Statements.

Raw Materials

The homebuilding industry has from time to time experienced raw material and labor shortages. In particular, shortages and fluctuations in the price of lumber or in other important raw materials could result in delays in the start or completion of or increase the cost of, developing one or more of our residential communities. We attempt to maintain efficient operations by utilizing standardized materials available from a variety of sources. In addition, we generally contract with subcontractors to construct our homes. We have reduced construction and administrative costs by consolidating the number of vendors serving certain markets and by executing national purchasing contracts with select vendors.

Seasonality

Our business is seasonal in nature and, historically, weather-related problems, typically in the fall, late winter and early spring, can delay starts or closings and increase costs.

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

ITEM 1A
RISK FACTORS

You should carefully consider the following risks in addition to the other information included in this Annual Report Form 10-K, including the Consolidated Financial Statements and the notes thereto.

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

Turmoil in the financial markets could affect our liquidity. In addition, our cash balances are primarily invested in short-term government-backed instruments.  The remaining cash balances are held at numerous financial institutions and may, at times, exceed insurable amounts. We seek to mitigate this risk by depositing our cash in major financial institutions and diversifying our investments. In addition, our homebuilding operations often require us to obtain letters of credit. In the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder. In addition, we entered into certain stand alone letter of credit facilities, and agreements pursuant to which all of the outstanding letters of credit under our revolving credit facility were replaced with letters of credit issued under such new letter of credit facilities and agreements. However, we may need additional letters of credit above the amounts provided under these new letter of credit facilities and agreements. If we are unable to obtain such additional letters of credit as needed to operate our business, we may be adversely affected.

Weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can harm the local homebuilding business. For example, our business in Florida was adversely affected in late 2005 and into 2006 due to the effects of Hurricane Wilma on materials and labor availability and pricing. Conversely, Hurricane Ike, which hit Houston in September 2008, did not have an effect on materials and labor availability or pricing, but did affect the volume of home sales in subsequent weeks.  In August 2011, Hurricane Irene caused widespread flooding and disruptions on the Atlantic seaboard, which impacted our sales and construction activity in affected markets during that month.

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

The homebuilding industry is now experiencing a significant and sustained downturn. An industry-wide softening of demand for new homes has resulted from a lack of consumer confidence, decreased availability of mortgage financing, and large supplies of resale and new home inventories, among other factors. In addition, an oversupply of alternatives to new homes, such as rental properties, resale homes, and foreclosures, has depressed prices and reduced margins for the sale of new homes. Industry conditions had a material adverse effect on our business and results of operations in fiscal years 2007 through 2011 and may continue to materially adversely affect our business and results of operations in future years as we do not predict a sustained upturn in the near term.  Further, we substantially increased our inventory through fiscal 2006, which required significant cash outlays and which has increased our price and margin exposure as we continue to work through this inventory. Looking forward, if the housing market continues to deteriorate, it will continue to be difficult to generate positive cash flow especially as we invest in land to fund future homebuilding. General economic conditions in the U.S. remain weak. Market volatility has been unprecedented and extraordinary in the last several years, and the resulting economic turmoil may continue to exacerbate industry conditions or have other unforeseen consequences, leading to uncertainty about future conditions in the homebuilding industry. Continuation or worsening of this downturn or general economic conditions would continue to have a material adverse effect on our business, liquidity, and results of operations.

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

These programs are expected to wind down over time; for example the California tax credit ended in the fourth quarter of fiscal 2009 and the federal tax credit expired in April 2010. In addition, in fiscal 2010, the U.S. Department of Housing and Urban Development (“HUD”) tightened FHA underwriting standards.  The maximum size of mortgage loans that are treated as conforming by Fannie Mae and Freddie Mac was reduced on October 1, 2011, which could further weaken home sales, as mortgages may become more expensive.  Housing markets may further decline as these programs are modified or terminated.

Our leverage places burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate, may prevent us from fulfilling our obligations, and may adversely affect our financial condition.

We have a significant amount of debt.

•
Our debt (excluding nonrecourse secured debt and debt of our financial subsidiaries), as of October 31, 2011, including the debt of the subsidiaries that guarantee our debt, was $1,617.4 million ($1,602.8 million net of discount); and

•
Our debt service payments for the 12-month period ended October 31, 2011 were $157.3 million, substantially all of which represented interest incurred and the remainder of which represented payments on the principal of the Amortizing Notes as defined below, and do not include principal and interest on nonrecourse secured debt, debt of our financial subsidiaries and fees under our letter of credit facilities and agreements.

In addition, as of October 31, 2011, we had $54.1 million in aggregate outstanding face amount of letters of credit issued under various letter of credit facilities and agreements, which were collateralized by $57.7 million of cash. Our fees for these letters of credit for the 12 months ended October 31, 2011, which are based on both the used and unused portion of the facilities and agreements, were $0.9 million.  We also had substantial contractual commitments and contingent obligations, including approximately $313.1 million of performance bonds as of October 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations.”

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

In connection with the issuance of our 10 5/8% Senior Secured Notes due 2016 in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder. Because we no longer have a revolving credit facility, we are dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses, and/or to fund our other liquidity needs. We used $207.4 million in operating activities in the fiscal year ended October 31, 2011, and expect to continue to generate negative cash flow, after taking into account land purchases. If the homebuilding industry does not experience improved conditions over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases; if we cannot buy additional land we would ultimately be unable to generate future revenues from the sale of houses. In addition, we may need to further refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our debt service obligations. We have also entered into certain cash collateralized letter of credit agreements and facilities that require us to maintain specified amounts of cash in segregated accounts as collateral to support our letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due.  For additional information about capital resources and liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.”

Restrictive covenants in our debt instruments may restrict our and certain of our subsidiaries’  ability to operate and if our financial performance worsens, we may not be able to undertake transactions within the restrictions of our debt instruments.

The indentures governing our outstanding debt securities impose certain restrictions on our and certain of our subsidiaries’ operations and activities. The most significant restrictions relate to debt incurrence, creating liens, sales of assets, cash distributions, including paying dividends on common and preferred stock, capital stock and debt repurchases, and investments by us and certain of our subsidiaries.  Because of these restrictions, we are currently prohibited from paying dividends on our common and preferred stock and anticipate that we will remain prohibited for the foreseeable future.

The restrictions in our debt instruments could prohibit or restrict our and certain of our subsidiaries’ activities such as undertaking capital raising or restructuring activities or entering into other transactions.  In such a situation, we may be unable to amend the instrument or obtain a waiver. In addition, if we fail to make timely payments on this debt and other material indebtedness, our debt under these debt instruments could become due and payable prior to maturity. In such a situation, there can be no assurance that we would be able to obtain alternative financing. Either situation could have a material adverse effect on the solvency of the Company.

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

Our ability to access capital on favorable terms is a key factor in our ability to service our indebtedness to cover our operating expenses, and to fund our other liquidity needs. During fiscal 2011 and thereafter, credit agencies took a series of negative actions, including downgrades, with respect to their credit ratings of us and our debt.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”  Downgrades may make it more difficult and costly for us to access capital.  Therefore, any further downgrade by any of the principal credit agencies may exacerbate these difficulties.  There can be no assurances that our credit ratings will not be further downgraded in the future, whether as a result of deteriorating general economic conditions, a more protracted downturn in the housing industry, failure to successfully implement our operating strategy, the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

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

Land inventory risk can be substantial for homebuilders. We must continuously seek and make acquisitions of land for expansion into new markets and for replacement and expansion of land inventory within our current markets. The market value of undeveloped land, buildable lots, and housing inventories can fluctuate significantly as a result of changing economic and market conditions. In the event of significant changes in economic or market conditions, we may have to sell homes at a loss or hold land in inventory longer than planned. In the case of land options, we could choose not to exercise them, in which case we would write off the value of these options. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. The assessment of communities for indication of impairment is performed quarterly. While we consider available information to determine what we believe to be our best estimates as of the reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies.” For example, during fiscal 2011, 2010 and 2009, we decided not to exercise many option contracts and walked away from land option deposits and predevelopment costs, which resulted in land option write-offs of $24.3 million, $13.2 million and $45.4 million, respectively. Also, in fiscal 2011, 2010 and 2009, as a result of the difficult market conditions, we recorded inventory impairment losses on owned property of $77.5 million, $122.5 million and $614.1 million, respectively. If market conditions continue to worsen, additional inventory impairment losses and land option write-offs will likely be necessary.

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

Starting in 2007, many lenders have been significantly tightening their underwriting standards, and subprime and other alternative mortgage products are no longer being made available in the marketplace. If these trends continue and mortgage loans continue to be difficult to obtain, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes will be adversely affected, which will adversely affect our operating results.  In addition, we believe that the availability of mortgage financing, including Federal National Mortgage Association, Federal Home Loan Mortgage Corp, and FHA/VA financing, is an important factor in marketing many of our homes. The maximum size of mortgage loans that are treated as conforming by Fannie Mae and Freddie Mac was reduced on October 1, 2011, which could further weaken home sales, as mortgages may become more expensive.  In addition, in fiscal 2010, HUD tightened FHA underwriting standards. Any limitations or restrictions on the availability of those types of financing could reduce our sales.

Increases in the after-tax costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent third parties in which we do not have a controlling interest. At October 31, 2011, we had invested an aggregate of $57.8 million in these joint ventures, including advances to these joint ventures of approximately $11.7 million. In addition, as part of our strategy, we intend to continue to evaluate additional joint venture opportunities.

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

Homebuilders are subject to a number of federal, local, state, and foreign laws and regulations concerning the development of land, the homebuilding, sales and customer financing processes and the protection of the environment, which can cause us to incur delays and costs associated with compliance and which can prohibit or restrict our activity in some regions or areas.

We are subject to extensive and complex laws and regulations that affect the development of land and home building, sales and customer financing processes, including zoning, density, building standards and mortgage financing. These laws and regulations often provide broad discretion to the administering governmental authorities. This can delay or increase the cost of development or homebuilding. In light of recent developments in the home building industry and the financial markets, federal, state, or local governments may seek to adopt regulations that limit or prohibit homebuilders from providing mortgage financing to their customers. If adopted, any such regulations could adversely affect future revenues and earnings. In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth or no-growth initiatives that could negatively impact the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any such delays or costs could have a negative effect on our future revenues and earnings.

We also are subject to a variety of local, state, federal and foreign laws and regulations concerning protection of health and the environment. The particular environmental laws and regulations that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former uses of the site. These environmental laws and regulations may result in delays, may cause us to incur substantial compliance, remediation and/or other costs and can prohibit or severely restrict development and homebuilding activity.

For example, the Company engaged in discussions with the U.S. Environmental Protection Agency (“EPA”) and the U.S. Department of Justice (“DOJ”) regarding alleged violations of storm water discharge requirements. In resolution of this matter, in April 2010 we agreed to the terms of a consent decree with the EPA, DOJ and the states of Virginia, Maryland, West Virginia and the District of Columbia (collectively, the “States”). The consent decree was approved by the federal district court in August 2010. Under the terms of the consent decree, we have paid a fine of $1.0 million collectively to the United States and the States named above and have agreed to perform under the terms of the consent decree for a minimum of three years, which includes implementing certain operational and training measures nationwide to facilitate ongoing compliance with storm water regulations.

We anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted to us or approvals already obtained by us is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, laws and regulations, and changes in their interpretation and application.

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. Such claims are common in the homebuilding industry and can be costly. In addition, the amount and scope of coverage offered by insurance companies is currently limited, and this coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against such claims, we may experience losses that could hurt our financial results. Our financial results could also be adversely affected if we were to experience an unusually high number of claims or unusually severe claims. We have received construction defect and home warranty claims associated with allegedly defective drywall manufactured in China (“Chinese Drywall”) that may be responsible for noxious smells and accelerated corrosion of certain metals in certain homes we have developed. We have remediated certain such homes and have received claims or notices regarding 6 homes with Chinese Drywall that may require remediation. In addition, we are involved, among a number of other defendants, in a multidistrict litigation in which 47 homes are alleged to have Chinese Drywall requiring remediation. These homes are located in our Florida and Houston markets. Our estimated liability in this matter is reserved. If additional homes are identified to have the Chinese Drywall issue, or our actual costs to remediate differ from our current estimated costs, we may be required to revise our construction defect and home warranty reserves.

Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties.

Our Financial Services segment originates mortgages, primarily for our homebuilding customers. Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although we remain liable for certain limited representations, such as fraud, and warranties related to loan sales. Accordingly, mortgage investors have in the past and could in the future seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations or warranties. We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to sellers’ representations and warranties in particular loan sale agreements. To date, we have not made significant payments to the purchasers of our loans in relation to such claims and we have established reserves for potential losses, however there can be no assurance that we will not have significant liabilities in respect of such claims in the future, which could exceed our reserves, or that the impact of such claims on our results of operations will not be material.

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

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from sales of equity or borrowing additional money, for the future growth and development of our business. The terms or availability of additional capital is uncertain. Moreover, the indentures for our outstanding debt securities contain provisions that restrict the debt we may incur in the future and our ability to pay dividends on equity. If we are not successful in obtaining sufficient capital, it could reduce our sales and may hinder our future growth and results of operations. In addition, pledging substantially all of our assets to support our senior secured notes may make it more difficult to raise additional financing in the future.

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

Members of the Hovnanian family, including Ara K. Hovnanian, our chairman of the board, president and chief executive officer, have voting control, through personal holdings, the limited partnership established for members of Mr. Hovnanian's family and family trusts, of Class A and Class B common stock that enables them to cast approximately 66.0% of the votes that may be cast by the holders of our outstanding Class A and Class B common stock combined. Their combined stock ownership enables them to exert significant control over us, including power to control the election of the Board and to approve matters presented to our stockholders. This concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without their support. Also, because of their combined voting power, circumstances may occur in which their interests could be in conflict with the interests of other stakeholders.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Based on recent impairments and our current financial performance, we generated a federal net operating loss carryforward of $1.3 billion through the fiscal year ended October 31, 2011, and we may generate net operating loss carryforwards in future years.

Section 382 of the Internal Revenue Code (the “Code”) contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership shifts among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our stock, including purchases or sales of stock between 5% shareholders, our ability to use our net operating loss carryforwards and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our net operating loss carryforwards could expire before we would be able to use them. A limitation imposed under Section 382 on our ability to utilize our net operating loss carryforwards could have a negative impact on our financial position and results of operations.

In August 2008, we announced that the Board adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net loss carryforwards and built-in losses under Section 382 of the Code, and on December 5, 2008, our stockholders approved the Board’s decision to adopt the Rights Plan. The Rights Plan is intended to act as a deterrent to any person or group acquiring 4.9% or more of our outstanding Class A common stock (any such person an “Acquiring Person”), without the approval of the Company’s board of directors. Subject to the terms, provisions and conditions of the Rights Plan, if and when they become exercisable, each right would entitle its holder to purchase from the Company one ten-thousandth of a share of the Company’s Series B Junior Preferred Stock for a purchase price of $35.00 per share. The rights will not be exercisable until the earlier of (i) 10 business days after a public announcement by us that a person or group has become an Acquiring Person and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% of the Class A common stock. If issued, each fractional share of Series B Junior Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including without limitation any dividend, voting or liquidation rights.

In addition, on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of our common stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of the Company’s stock that result from the transfer of interests in other entities that own the Company’s stock) if the effect would be to: (i) increase the direct or indirect ownership of the Company’s stock by any person (or public group) from less than 5% to 5% or more of the Company’s stock; (ii) increase the percentage of the Company’s stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of the Company’s stock; or (iii) create a new “public group” (as defined in the applicable Treasury regulations).

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

ITEM 1B
UNRESOLVED STAFF COMMENTS

None.

ITEM 2
PROPERTIES

We own a 69,000 square-foot office complex located in the Northeast that serves as our corporate headquarters. We own 215,000 square feet of office and warehouse space throughout the Midwest. We lease approximately 563,000 square feet of space for our segments located in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West.  Included in this amount is 88,000 square feet of abandoned lease space.

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

The New York State Department of Environmental Conservation (the “NYSDEC”) assessed a $161,000 civil penalty (of which $96,000 was suspended) against us and required us to perform certain measures in connection with notices of violation for allegedly failing to comply with a storm water permit at an incomplete project in the state of New York.  We have paid the $65,000 penalty, have timely completed the required measures, and have received from the NYSDEC a post-inspection letter stating that the measures it required us to perform have been addressed.

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

Part II

ITEM 5
MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange under the symbol “HOV” and was held by 540 stockholders of record at December 21, 2011. There is no established public trading market for our Class B Common Stock, which was held by 258 stockholders of record at December 21, 2011. In order to trade Class B Common Stock, the shares must be converted into Class A Common Stock on a one-for-one basis. The high and low sales prices for our Class A Common Stock were as follows for each fiscal quarter during the years ended October 31, 2011 and 2010:

	Oct. 31, 2011		Oct. 31, 2010
Quarter	High	Low	High	Low
First	$4.96	$3.54	$4.40	$3.54
Second	$4.67	$3.21	$7.23	$3.55
Third	$3.04	$1.90	$7.99	$3.47
Fourth	$1.94	$1.03	$4.65	$3.42

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. As a result of the most restrictive of these provisions, we are not currently able to pay any cash dividends. We have never paid a cash dividend to common stockholders.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

No shares of our Class A Common Stock or Class B Common Stock were purchased by or on behalf of the Company or any affiliated purchaser during the fiscal fourth quarter of 2011. The maximum number of shares that may yet be purchased under the Company’s plans or programs is 0.6 million.

ITEM 6
SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
Summary Consolidated Statements of Operations Data (In thousands, Except Per Share Data)	October 31, 2011	October 31, 2010	October 31, 2009	October 31, 2008	October 31, 2007
Revenues	$1,134,907	$1,371,842	$1,596,290	$3,308,111	$4,798,921
Expenses	1,323,316	1,557,428	1,972,978	3,692,556	4,797,767
Inventory impairment loss and land option write-offs	101,749	135,699	659,475	710,120	457,773
Goodwill and intangible amortization and impairment	-	-	-	36,883	162,124
Gain on extinguishment of debt	7,528	25,047	410,185	-	-
(Loss) income from unconsolidated joint ventures	(8,958)	956	(46,041)	(36,600)	(28,223)
Loss before income taxes	(291,588)	(295,282)	(672,019)	(1,168,048)	(646,966)
State and federal (benefit) income tax provision	(5,501)	(297,870)	44,693	(43,458)	(19,847)
Net (loss) income	(286,087)	2,588	(716,712)	(1,124,590)	(627,119)
Less: preferred stock dividends	-	-	-	-	10,674
Net (loss) income available to common stockholders	$(286,087)	$2,588	$(716,712)	$(1,124,590)	$(637,793)
Per share data:
Basic:
(Loss) income per common share	$(2.85)	$0.03	$(9.16)	$(16.04)	$(10.11)
Weighted-average number of common shares outstanding	100,444	78,691	78,238	70,131	63,079
Assuming dilution:
(Loss) income per common share	$(2.85)	$0.03	$(9.16)	$(16.04)	$(10.11)
Weighted-average number of common shares outstanding	100,444	79,683	78,238	70,131	63,079

Summary Consolidated Balance Sheet Data
(In thousands)	October 31, 2011	October 31, 2010	October 31, 2009	October 31, 2008	October 31, 2007
Total assets	$1,602,180	$1,817,560	$2,024,577	$3,637,322	$4,540,548
Mortgages, term loans, revolving credit agreements, and notes payable	$95,598	$98,613	$77,364	$107,913	$410,298
Senior secured notes, senior notes, senior subordinated notes, and TEU senior subordinated amortizing notes (net of discount)	$1,602,770	$1,616,347	$1,751,701	$2,505,805	$1,910,600
Total equity (deficit)	$(496,602)	$(337,938)	$(348,868)	$330,264	$1,321,803

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

	Years Ended October 31,
	2011	2010	2009	2008	2007
Ratio of earnings to fixed charges	(a)	(a)	(a)	(a)	(a)
Ratio of earnings to combined fixed charges and preferred stock dividends	(b)	(b)	(b)	(b)	(b)

(a)
Earnings for the years ended October 31, 2011, 2010, 2009, 2008 and 2007 were insufficient to cover fixed charges for such period by $272.9 million, $273.8  million, $628.3 million, $1,153.5 million and $684.6 million, respectively.

(b)
Earnings for the years ended October 31, 2011, 2010, 2009, 2008 and 2007 were insufficient to cover fixed charges and preferred stock dividends for such period by $272.9 million, $273.8 million, $628.3 million, $1,153.5 million and $695.6 million, respectively. Due to restrictions in our indentures for our senior and senior secured notes, we are currently prohibited from paying dividends on our preferred stock and did not make any dividend payments in fiscal 2011, 2010, 2009 and 2008.  In fiscal 2007, we paid $10.7 million of dividends on our preferred stock.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Beginning during the second half of our fiscal year ended October 31, 2006, the U.S. housing market has been impacted by declining consumer confidence, increasing home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize subprime, Alt-A, and other nonprime mortgage products, and over the past few years, many lenders have significantly tightened their underwriting standards. The overall economy has weakened significantly and fears of further prolonged economic weakness are still present due, among other factors, to high unemployment levels, further deterioration in consumer confidence and the reduction in extensions of credit and consumer spending.  As a result, we experienced significant decreases in our revenues and gross margins during 2007, 2008, and 2009 compared with prior years. During 2010 and 2011, the homebuilding market exhibited a large degree of choppiness.  Signs of this choppiness can be seen in key measures, such as our gross margin, cancellation rates and total deliveries each quarter in 2010 and 2011.  We continued to see declines in deliveries and revenues during fiscal 2011, and our gross margin percentage decreased to 15.6% for the year ended October 31, 2011 from 16.8% for the year ended October 31, 2010; however, our contract cancellation rate of 21% in the fourth quarter of fiscal 2011 was consistent with more normalized levels, as seen in fiscal 2003 and 2004.  Active selling communities remained flat at 192 compared with the same period a year ago and net contracts per average active selling community decreased to 21.3 for the year ended October 31, 2011 compared to 23.1 in the same period in the prior year.  Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, economic weakness and uncertainty, and the threat of more foreclosures continue to hinder a recovery in the housing market.

Over the course of this multiple year downturn in the homebuilding market, we have recorded $2.4 billion in inventory impairment and option walkaway charges from the first quarter of fiscal 2006 through fiscal 2011.  We have exposure to additional impairments of our inventories, which, as of October 31, 2011, have a book value of $968.1 million, net of $787.2 million of impairments recorded on 150 of our communities. This includes $30.3 million of cash invested in 9,913 lots under option as of October 31, 2011. In addition, we had $1.7 million in letters of credit deposits on optioned lots as of October 31, 2011. We will record a write-off for the amounts associated with an option if we determine it is probable we will not exercise it. As of October 31, 2011, we had total investments in, and advances to, unconsolidated joint ventures of $57.8 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our investment in joint ventures for other than temporary declines, which has resulted in total reductions in our investment in joint ventures of $119.1 million from the second half of fiscal 2006, the first period in which we had impairments on our joint ventures, through October 31, 2011. There were no write downs of our investment in unconsolidated joint ventures during fiscal 2011 or fiscal 2010 however, one of our joint ventures in the Northeast recorded an asset impairment in the fourth quarter of fiscal 2011.  We recorded our proportionale share of this impairment charge as part of our  share of the net loss of the venture.  We still have exposure to future write-downs of our investment in unconsolidated joint ventures if conditions continue to deteriorate in the markets in which our joint ventures operate.

As the market for new homes declined, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace.  We delayed and cancelled planned land purchases and renegotiated land prices and significantly reduced our total number of controlled lots owned and under option.  Additionally, we significantly reduced our total number of speculative homes put into production over the past several years.  Since January 2009, however, we have begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces and plan to continue pursuing such land acquisitions.  New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to profitability.  During fiscal 2011, we decreased our controlled lots by 3,865 and we opened 87 new communities.  During fiscal 2011, we purchased approximately 2,900 lots within 134 newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009).  In addition, we optioned approximately 6,700 lots in 112 newly identified communities during fiscal 2011. As a result of new land purchases, in the third quarter of fiscal 2010 compared to the second quarter of fiscal 2010, we had an increase in active selling communities in consecutive quarters.  This was the first consecutive quarter increase in active selling community count since the second quarter of fiscal 2007.  This trend continued into the fourth quarter of fiscal 2010 where we had an increase in active selling communities from the third quarter of fiscal 2010. During 2011, our active selling communities have fluctuated, but at the end of fiscal 2011 we had the same number of active selling communities as the end of fiscal 2010. We have also continued to closely evaluate and make reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $26.8 million from $238.2 million in fiscal 2010 to $211.4 million in fiscal 2011 due in large part to a 78.3% reduction in head count at the end of fiscal 2011 from our peak in June 2006.  Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.  For the year ended October 31, 2011, homebuilding selling, general and administrative costs declined 9.5% to $161.5 million compared to the year ended October 31, 2010.

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

Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales.  Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations and warranties.  We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to the sellers’ representations and warranties in particular loan sale agreements.  To date, we have not made significant payments to the purchasers of our loans and we have established reserves for probable losses.  Included in mortgage loans held for sale at October 31, 2011 is $1.0 million of mortgage loans, which represent the fair value of loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

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

We have decided to mothball (or stop development on) certain communities where we have determined the current market conditions do not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". As of October 31, 2011, the book value of the 59 mothballed communities was $150.7 million, net of impairment charges of $498.8 million. We regularly review communities to determine if mothballing is appropriate.  During fiscal 2011, we mothballed eight communities, re-activated four communities and sold three communities which were previously mothballed.

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

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market specific conditions that may impact our estimates for a community include:

•
the intensity of competition within a market, including available home sales prices and home sales incentives offered by our competitors, including foreclosed homes where they have an impact on our ability to sell homes;

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2006 to October 31, 2011 range from 13.5% to 20.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $22.8 million of our total inventories at October 31, 2011, and are reported at the lower of carrying amount or fair value less costs to sell. In determining the fair value of land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

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

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to “Inventory impairments loss and land option write-offs” if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”.  The evaluation of whether or not we are the primary beneficiary can require significant judgment.  Similarly, if the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. In accordance with ASC 810-10, “Consolidation - Overall” (“ASC 810-10”), we record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimate. During fiscal 2009, we wrote-down certain joint venture investments by $26.4 million.  There were no write-downs in fiscal 2010 and 2011.

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

Deferred Income Taxes - Deferred income taxes are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with ASC 740-10, “Income Taxes - Overall” (“ASC 740-10”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740-10 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard. See “Total Taxes” below under “Results of Operations” for further discussion of the valuation allowances.

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

Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  There have been no accounting pronouncements that have been issued but not yet implemented that we believe will materially impact our financial statements.

Capital Resources and Liquidity

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, Pennsylvania), the Midwest (Illinois, Minnesota, Ohio), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D.C.), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas), and the West (California). In addition, we provide certain financial services to our homebuilding customers.

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities.  In light of the challenging homebuilding market conditions we have been experiencing over the past few years, we had been operating with a primary focus to generate cash flows from operations through reductions in assets during fiscal 2007, 2008 and 2009.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, allowed us to reduce net debt (debt less cash) over these years.  In fiscal 2010 and fiscal 2011, we saw more opportunities to purchase land at prices that make economic sense given current home sales prices and sales paces.  As such, in fiscal 2010 and 2011, we have acquired new land at higher levels than in the previous few years.  As a result, our net debt increased during the last half of 2010 and in fiscal 2011.

Our homebuilding cash balance at October 31, 2011 decreased by $114.8 million from October 31, 2010. The significant uses of cash during the year were primarily due to spending approximately $400 million on land and land development and $15.1 million, including $1.1 million for accrued interest, for the repurchase of certain of our senior notes. These items were partially offset by the following significant sources of cash: $286.2 million of proceeds from the February 2011 issuances of Class A Common Stock, Tangible Equity Units and Senior Notes, of which approximately $161.9 million was used to repurchase or redeem certain of our senior and senior subordinated notes, net proceeds of $63.3 million during the first half of fiscal 2011 for land we previously owned and sold to a new joint venture that we entered into during the first quarter of fiscal 2011, $22.0 million from income tax refunds and $34.6 million of restricted cash that became unrestricted as the letters of credit the cash collateralized were released during fiscal 2011, with the remaining change in cash coming from normal operations.

Our cash uses during fiscal 2011 and 2010 were for operating expenses, land purchases, land deposits, land development, construction spending, state income taxes, interest payments and investments in joint ventures. We provided for our cash requirements from available cash on hand, issuances of new debt and equity securities, housing and land sales, financial service revenues, federal income tax refunds and other revenues. We believe that these sources of cash will be sufficient through fiscal 2012 to finance our working capital requirements and other needs, despite continued declines in total revenues, the termination of our revolving credit facility in fiscal 2009 and the collateralization with cash in segregated accounts to support certain of our letters of credit.  We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet. Due to a change in tax legislation that became effective on November 6, 2009, we were able to carryback our 2009 net operating loss five years to previously profitable years. As a result, we received a $274.1 million federal income tax cash refund during our second quarter of fiscal 2010 and we received the remaining $17.2 million of the refund in the first quarter of fiscal 2011. In addition, in February 2011, we completed several capital markets transactions, which resulted in aggregate net proceeds of approximately $286.2 million, approximately $101.8 million of which were used to repurchase certain of our senior and senior subordinated notes in tender offers for such notes and $60.1 million of which were used to redeem, on March 15, 2011, all such notes not tendered in the tender offers.  See Notes 9 and 10 to the Consolidated Financial Statements.  In May 2011, we issued an additional $12.0 million of our 10 5/8% Senior Secured Notes due 2016.  The net proceeds from the offering were approximately $11.6 million which, together with cash on hand, were used to fund the redemption on June 3, 2011, of the remaining $0.5 million outstanding of our 11 1/2% Senior Secured Notes due 2013 and the remaining $11.7 million outstanding of our 18.0% Senior Secured Notes due 2017. During the fourth quarter of fiscal 2011, we completed a number of open market repurchases of our senior notes at a discount. These included $24.6 million principal amount of 11 7/8% Senior Notes due 2015, and $1.0 million principal amount of 6 1/2% Senior Notes due 2014. The aggregate purchase price for these repurchases was $14.0 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $10.6 million, net of the write-off of unamortized discounts and fees. The gains from the repurchases are included in the Consolidated Statement of Operations as “Gain on extinguishment of debt”.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009, as a result of the new land purchases and land development we have used cash in operations as we add new communities. Looking forward, given the depressed housing market, it will become more difficult to generate positive cash flow from operations until we return to profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to profitability, including through land acquisitions.  We continue to focus on maximizing cash flow by limiting our investment in currently owned communities that we believe will not generate positive cash flow in the near term, and by seeking to identify and purchase new land parcels generating acceptable returns based on our underwriting standards and positive cash flow.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2011, 3.4 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 5 for information on equity purchases).  We did not buy back any shares under this program during fiscal 2011, 2010 or 2009.

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”. In fiscal 2011, 2010, and 2009, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in our debt instruments. We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

On May 27, 2008, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) issued $600 million ($594.4 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes were secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secured obligations under the 10 5/8% Senior Secured Notes due October 15, 2016. The notes were redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011, and 100% of principal commencing May 1, 2012.  A portion of the net proceeds of the issuance were used to repay the outstanding balance under the then existing amended credit facility.  These second lien notes were the subject of tender offers, and notes that remained outstanding following such tender offers were subsequently redeemed, as discussed below.

On December 3, 2008, K. Hovnanian issued $29.3 million of 18% Senior Secured Notes due 2017 in exchange for $71.4 million of various series of our unsecured senior notes. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees.  The notes were secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secured obligations under our first-priority and second-priority secured notes.  The notes were redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011 and 100% of principal commencing November 1, 2012.  These third lien notes were the subject of tender offers, and notes that remained outstanding following the second of such tender offers were subsequently redeemed, as discussed below.

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

On October 20, 2009, K. Hovnanian issued $785.0 million ($770.9 million net of discount) of 10 5/8% Senior Secured Notes due October 15, 2016. The notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors. The notes are redeemable in whole or in part at our option at 107.969% of principal commencing October 15, 2012, 105.313% of principal commencing October 15, 2013, 102.656% of principal commencing October 15, 2014, and 100% of principal commencing October 15, 2015. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before October 15, 2012 with the net proceeds from certain equity offerings at 110.625% of principal. The net proceeds from this issuance, together with cash on hand, were used to fund certain cash tender offers and consent solicitations for our 11 1/2% Senior Secured Notes due 2013 and 18.0% Senior Secured Notes due 2017 and the cash tender offers for our then outstanding second and third lien senior secured notes and certain series of our unsecured notes as discussed below. In May 2011, we issued $12.0 million of additional 10 5/8% Senior Secured Notes due 2016 as discussed below.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors.  At October 31, 2011, the aggregate book value of the real property collateral securing these notes was approximately $675.6 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $184.8 million as of October 31, 2011, which includes $57.7 million of restricted cash collateralizing certain letters of credit.  Subsequent to such date, cash uses include general business operations and real estate and other investments.

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

During the year ended October 31, 2009, we repurchased in open market transactions $11.3 million principal amount of 8% Senior Notes due 2012, $64.4 million principal amount of 6 1/2% Senior Notes due 2014, $40.6 million principal amount of 6 3/8% Senior Notes due 2014, $71.7 million principal amount of 6 1/4% Senior Notes due 2015, $88.9 million principal amount of 6 1/4% Senior Notes due 2016, $78.5 million principal amount of 7 1/2% Senior Notes due 2016, $41.8 million principal amount of 8 5/8% Senior Notes due 2017, $68.6 million principal amount of 6% Senior Subordinated Notes due 2010, $80.1 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $82.6 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $255.4 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $368.0 million during the year ended October 31, 2009, net of the write-off of unamortized discounts and fees. The gains from the exchanges and repurchases are included in the Consolidated Statement of Operations as "Gain on extinguishment of debt".

On January 15, 2010, the remaining $13.6 million of our 6% Senior Subordinated Notes due 2010 matured and was paid.  During the year ended October 31, 2010, we repurchased in open market transactions $27.0 million principal amount of 6 1/2% Senior Notes due 2014, $54.5 million principal amount of 6 3/8% Senior Notes due 2014, $29.5 million principal amount of 6 1/4% Senior Notes due 2015, $1.4 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $11.1 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $97.9 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $25.0 million for the year ended October 31, 2010, net of the write-off of unamortized discounts and fees.

On February 9, 2011, we issued 13,512,500 shares of our Class A Common Stock, including 1,762,500 shares issued pursuant to the over-allotment option granted to the underwriters, at a price of $4.30 per share.

Also on February 9, 2011, we issued of an aggregate of 3,000,000 7.25% Tangible Equity Units (the “Units”), and on February 14, 2011, we issued an additional 450,000 Units pursuant to the over-allotment option granted to the underwriters.  Each Unit initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, an “Amortizing Note”).  The Amortizing Notes have an aggregate principal amount of $13.3 million as of October 31, 2011.  On each February 15, May 15, August 15 and November 15, commencing on May 15, 2011, K. Hovnanian will pay holders of Amortizing Notes equal quarterly cash installments of $0.453125 per Amortizing Note (except for the May 15, 2011 installment payment, which was $0.483334 per Amortizing Note), which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of Units. Each installment constitutes a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Amortizing Note, allocated as set forth in the amortization schedule provided in the indenture under which the Amortizing Notes were issued.  The Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Amortizing Notes, except in certain circumstances as described in the indenture governing Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment).  Each Unit may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.  The Amortizing Note component of the Units is recorded as debt, and the Purchase Contract component of the Units is recorded in equity as additional paid in capital.  We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital. As of October 31, 2011, 0.7 million Purchase Contracts have been converted into 3.4 million shares of our Class A Common Stock.

On February 14, 2011, K. Hovnanian issued $155.0 million aggregate principal amount of 11 7/8% Senior Notes due 2015, which are guaranteed by us and substantially all of our subsidiaries.  The net proceeds from the issuances of the 11 7/8% Senior Notes due 2015, Class A Common Stock and Units were approximately $286.2 million, a portion of which were used to fund the purchase through tender offers, on February 14, 2011, of the following series of K. Hovnanian’s senior and senior subordinated notes: approximately $24.6 million aggregate principal amount of 8% Senior Notes due 2012, $44.1 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 and $29.2 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2013. On February 14, 2011, K. Hovnanian called for redemption on March 15, 2011 all outstanding notes of such series that were not tendered in the tender offers for an aggregate redemption price of approximately $60.1 million. Such redemptions were funded with proceeds from the offerings of the Class A Common Stock, the Units and the 11 7/8% Senior Notes due 2015. In both transactions, we paid a premium, incurred fees, and wrote off discounts and prepaid costs that we were amortizing over the term of notes. On June 3, 2011, we redeemed early the remainder of certain of our senior secured notes. These transactions resulted in a loss of $3.1 million during the year ended October 31, 2011.

On May 4, 2011, K. Hovnanian issued $12.0 million of additional 10 5/8% Senior Secured Notes due 2016 resulting in net proceeds of approximately $11.6 million. On June 3, 2011, we used these net proceeds together with cash on hand, to fund the redemption of the remaining outstanding principal amount ($0.5 million) of our 11 1/2% Senior Secured Notes due 2013 and the remaining outstanding principal amount ($11.7 million) of our 18.0% Senior Secured Notes due 2017.

At October 31, 2011, K. Hovnanian had $797.0 million of outstanding senior secured notes ($786.6 million, net of discount), comprised of $797.0 million 10 5/8% Senior Secured Notes due 2016. We also had $807.1 million of outstanding senior notes ($802.9 million, net of discount), comprised of $53.4 million 6 1/2% Senior Notes due 2014, $29.2 million 6 3/8% Senior Notes due 2014, $52.7 million 6 1/4% Senior Notes due 2015, $173.2 million 6 1/4% Senior Notes due 2016, $172.3 million 7 1/2% Senior Notes due 2016, $195.9 million 8 5/8% Senior Notes due 2017 and $130.4 million 11 7/8% Senior Notes due 2015. In addition, we had outstanding $13.3 million Amortizing Notes.

On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 in exchange for $195.0 million of K. Hovnanian's unsecured senior notes as follows: $16.7 million in aggregate principal amount of 6 1/2% Senior Notes due 2014, $26.2 million in aggregate principal amount of 6 3/8% Senior Notes due 2014, $67.6 million in aggregate principal amount of 11 7/8% Senior Notes due 2015, $31.3 million in aggregate principal amount of 6 1/4% Senior Notes due 2015, $13.3 million in aggregate principal amount of 6 1/4% Senior Notes due 2016, $20.7 million in aggregate principal amount of 7 1/2% Senior Notes due 2016 and $19.2 million in aggregate principal amount of 8 5/8% Senior Notes due 2017.  Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million).  The 5.0% Senior Secured Notes and the 2.0% Senior Secured Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and will vote together as a single class.  These secured notes are guaranteed by each of Hovnanian’s subsidiaries, except for its home mortgage subsidiaries, certain of its joint ventures, joint venture holding companies (other than members of the “Secured Group” (as defined below)), and certain of its title insurance subsidiaries. The guarantees of K. Hovnanian JV Holdings, L.L.C. and its subsidiaries other than certain joint ventures and joint venture holding companies (collectively, the “Secured Group”), are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of October 31, 2011, the collateral securing the guarantees primarily included $135.9 million of cash and cash equivalents and equity interest in guarantors that are members of the Secured Group. Subsequent to such date, cash uses include general business operations and real estate and other investments. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $47.8 million as of October 31, 2011; this equity is not pledged to secure, and is not collateral for, these senior secured notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior and senior secured notes and Amortizing Notes and thus have not guaranteed such indebtedness.  These senior secured notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.”  In addition, we may redeem up to 35% of the aggregate principal amount of the notes before November 1, 2014 with the net cash proceeds from certain equity offerings at 105.0% (in the case of the 5.0% Secured Notes) and 102.0% (in the case of the 2.0% Secured Notes) of principal.  The accounting for the exchange is being treated as a Troubled Debt Restructuring. Under this accounting, the Company would not recognize any gain or loss on extinguishment of debt. See Note 24 to the Consolidated Financial Statements for further discussion.

After the above November 1, 2011 exchange offer, we had $992.0 million of outstanding senior secured notes ($967.4 million, net of discount), comprised of $797.0 million 10 5/8% Senior Secured Notes due 2016, $53.2 million 2.0% Senior Secured Notes due 2021 and $141.8 million 5.0% Senior Secured Notes due 2021. We also had $612.1 million of outstanding senior notes ($609.5 million, net of discount), comprised of $36.7 million 6 1/2% Senior Notes due 2014, $3.0 million 6 3/8% Senior Notes due 2014, $21.4 million 6 1/4% Senior Notes due 2015, $159.9 million 6 1/4% Senior Notes due 2016, $151.5 million 7 1/2% Senior Notes due 2016, $176.8 million 8 5/8% Senior Notes due 2017 and $62.8 million 11 7/8% Senior Notes due 2015. In addition, we had outstanding $13.3 million Amortizing Notes.

Separate from the above, in November 2011, we repurchased approximately $44 million principal amount of our unsecured senior notes for an aggregate purchase price of approximately $19 million in cash, excluding cash paid for interest, resulting in an approximate gain on extinguishment of debt of $25 million.

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes outstanding at October 31, 2011 (see Note 22 to the Consolidated Financial Statements).  In addition, the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021 are guaranteed by the Secured Group. Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.  The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian,  to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2011, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends for the foreseeable future.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

In connection with the issuance of our 10 5/8% Senior Secured Notes due 2016 in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder. Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $54.1 million and $89.5 million of letters of credit outstanding as of October 31, 2011 and October 31, 2010, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2011 and October 31, 2010, the amount of cash collateral in these segregated accounts was $57.7 million and $92.3 million, respectively, which is reflected in “Restricted cash” on the Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 4, 2012. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.50% to 3.0% based on the takeout investor and type of loan.  As of October 31, 2011, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $49.7 million.  We had a secured Master Repurchase Agreement with Citibank, N.A. ,which was terminated on April 5, 2011.

The Chase Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2011, we believe we were in compliance with the covenants of the Chase Master Repurchase Agreement.

During fiscal 2011 and thereafter, Fitch Ratings (“Fitch”), Moody’s Investor Services (“Moody’s”) and Standard and Poor’s (“S&P”), took certain rating actions as follows:

•	On June 28, 2011, S&P downgraded our corporate credit rating from CCC+ to CCC.

•
On September 8, 2011, Moody’s downgraded our corporate family and probability of default ratings to Caa2 from Caa1. Moody’s also lowered the rating on our 10 5/8% senior secured notes to B2 from B1 and our senior unsecured notes to Caa3 from Caa2. The rating on our preferred stock was affirmed at Ca, and our speculative grade liquidity assessment remained SGL-3.

•
On October 5, 2011, S&P downgraded our corporate credit ratings and its ratings on our 10 5/8% senior secured notes to “CC” from “CCC”. S&P also lowered the rating on our 10 5/8% senior unsecured notes to C from CC.

•
On October 20, 2011, Moody’s changed our probability of default ratings to Caa2/LD from Caa2 and also lowered the rating on our 10 5/8% senior secured notes to B3 from B2 and assigned a rating of B3 to our 2.0% and 5.0% senior secured notes (issued in November 2011). Subsequently, on October 25, 2011, the LD designation on our probability of default ratings was removed.

•	On October 29, 2011, S&P lowered our corporate credit rating to Selective Default (“SD”) from CC.

•	On November 2, 2011, Fitch lowered our Issuer Default Rating (“IDR”) to Restricted Default (“RD”) from CCC. Subsequently, on November 14, 2011, Fitch raised our IDR from RD back to CCC.

•
On November 3, 2011, S&P raised the Company’s corporate credit rating to CCC- from SD. S&P also raised our ratings on 10 5/8% our senior secured notes to CCC- from CC and our senior unsecured notes to CC from D.

Downgrades in our credit ratings do not accelerate the scheduled maturity dates of our debt or affect the interest rates charged on any of our debt issues or our debt covenant requirements or cause any other operating issue.  A potential risk from negative changes in our credit ratings is that they may make it more difficult or costly for us to access capital.  However, due to our available cash resources, the downgrades and revisions to our credit ratings in 2011 discussed above have not impacted management’s operating plans, or our financial condition, results of operations or liquidity.

Total inventory, excluding consolidated inventory not owned, increased $25.5 million during the year ended October 31, 2011.  Total inventory, excluding consolidated inventory not owned, increased  in the Mid-Atlantic $25.8 million, in the Midwest $15.7 million, in the Southeast $24.9 million and in the Southwest $4.5 million.  These increases were offset by decreases in the Northeast of $33.0 million and the West of $12.4 million.  During fiscal 2011, we incurred $77.5 million in impairments, the majority of which related to three properties that were transitioned from inventory held for development to held for sale, five communities in the Northeast that have had meaningful price reductions in order to maintain reasonable sales pace, and five communities in the West where we continue to see pricing pressure.  In addition, we wrote-off costs in the amount of $24.3 million during fiscal 2011 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk.  Despite these write-downs and inventory reductions due to deliveries, as well as the sale of certain inventory to a new joint venture during the first two quarters of fiscal 2011, total inventory increased $25.5 million, excluding consolidated inventory not owned, because we spent approximately $400 million on land purchases and land development during fiscal 2011. Also contributing to the increase in inventory during the period was the consolidation of a joint venture in the first quarter of fiscal 2011, whereby our partner in a land development joint venture transferred its interest in the venture to us. In the last two years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term.  Substantially all homes under construction or completed and included in inventory at October 31, 2011 are expected to be closed during the next 12 months.  Most inventory completed or under development was/is partially financed through debt and equity issuances.

The total inventory increase discussed above excluded the decrease in consolidated inventory not owned of $59.3 million consisting of specific performance options, and options with variable interest entities, and other options that were added to our balance sheet in accordance with ASC 470-40, “Debt-Product Financing Arrangements”, ASC 840-40, “Leases-Sales-Leaseback Transactions”, and variable interest entities in accordance with ASC 810-10.  See Note 19 to the Consolidated Financial Statements for additional information on ASC 810-10.  Specific performance options inventory decreased $18.6 million during fiscal 2011.  This decrease was primarily due to lot take downs in the Northeast, Southwest and West during the period.  Variable interest entity options inventory decreased $32.7 million due to the revised guidance by the FASB for determining which entity is the primary beneficiary of a variable interest entity (see Note 19 to the Consolidated Financial Statements).  As a result of adoption of this revised guidance, we deconsolidated land previously attributed to variable interest entities and reported such land as inventory not owned.  Other options inventory decreased $8.0 million for fiscal 2011.  Other options consist of inventory financed via a model home program.  Model home inventory financed through the model lease program decreased $8.0 million because we have terminated the use of models in certain communities where models were no longer needed and also terminated the option to purchase those models.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale inventory”. Also included in "Land and land options held for future development or sale inventory" are amounts associated with inventory in mothballed communities.  We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at this time.  That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such times as the markets improve.  As of October 31, 2011, we have mothballed land in 59 communities.  The book value associated with these communities at October 31, 2011 was $150.7 million, net of impairment charges of $498.8 million.  We continually review communities to determine if mothballing is appropriate.  During fiscal 2011, we mothballed eight communities, re-activated four communities and sold three communities which were previously mothballed. Our inventory representing “Land and land options held for future development or sale” at October 31, 2011, on the Consolidated Balance Sheets, decreased by $102.9 million compared to October 31, 2010.  The decrease is due to additional impairments taken primarily in the Northeast and the West in fiscal 2011, offset by an increase due to the acquisition of new land in all segments as land prices became more attractive during fiscal 2011.

The following table summarizes home sites included in our total residential real estate. The decrease in total home sites available in 2011 compared to 2010 is attributable to the delivery of homes during fiscal 2011, partially offset by new lots controlled via option or purchase during 2011

	Total Home Sites	Contracted Not Delivered	Remaining Home Sites Available
October 31, 2011:
Northeast	4,739	265	4,474
Mid-Atlantic	5,592	325	5,267
Midwest	2,099	226	1,873
Southeast	2,846	124	2,722
Southwest	5,527	331	5,196
West	7,502	116	7,386
Consolidated total	28,305	1,387	26,918
Unconsolidated joint ventures	2,731	276	2,455
Total including unconsolidated joint ventures	31,036	1,663	29,373
Owned	18,277	1,141	17,136
Optioned	9,913	131	9,782
Construction to permanent financing lots	115	115	-
Consolidated total	28,305	1,387	26,918
Lots controlled by unconsolidated joint ventures	2,731	276	2,455
Total including unconsolidated joint ventures	31,036	1,663	29,373

October 31, 2010:
Northeast	6,007	236	5,771
Mid-Atlantic	6,716	262	6,454
Midwest	1,805	222	1,583
Southeast	4,062	82	3,980
Southwest	5,361	337	5,024
West	8,249	110	8,139
Consolidated total	32,200	1,249	30,951
Unconsolidated joint ventures	2,072	145	1,927
Total including unconsolidated joint ventures	34,272	1,394	32,878
Owned	17,676	993	16,683
Optioned	14,379	111	14,268
Construction to permanent financing lots	145	145	-
Consolidated total	32,200	1,249	30,951
Lots controlled by unconsolidated joint ventures	2,072	145	1,927
Total including unconsolidated joint ventures	34,272	1,394	32,878

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities:

	October 31, 2011			October 31, 2010
	Unsold Homes	Models	Total	Unsold Homes	Models	Total
Northeast	86	18	104	109	15	124
Mid-Atlantic	73	30	103	72	26	98
Midwest	45	38	83	44	27	71
Southeast	58	30	88	80	20	100
Southwest	431	81	512	421	107	528
West	118	52	170	60	81	141
Total	811	249	1,060	786	276	1,062
Started or completed unsold homes and models per active selling communities(1)	4.2	1.3	5.5	4.1	1.4	5.5

(1)	Active selling communities, which are communities that are open for sale with 10 or more home sites available, were 192 at both October 31, 2011, and 2010.

Total unsold homes at October 31, 2011 is virtually unchanged compared to the prior year. Investments in and advances to unconsolidated joint ventures increased $19.8 million during the fiscal year ended October 31, 2011. The increase is primarily due to an investment in a new joint venture during 2011, to which we contributed property previously reflected in consolidated inventory, as well as increases resulting from additional investments in joint ventures offset by a decrease in our investment in a joint venture in the Northeast, due to a write-down of the joint venture’s assets in the fourth quarter of fiscal 2011. As of October 31, 2011, we had investments in nine homebuilding joint ventures and three land development joint ventures. Other than guarantees limited only to performance and completion of development, environmental warranties and indemnification and standard indemnification for fraud and misrepresentation  and other similar actions, including a voluntary bankruptcy filing, we have no guarantees associated with unconsolidated joint ventures.

Receivables, deposits and notes decreased $8.7 million since October 31, 2010 to $52.3 million at October 31, 2011. The decrease is due to a decrease in receivables for home closings as a result of cash in transit from various title companies at the end of the respective periods, as well as reimbursements from our insurance carriers for certain warranty claims.  Also contributing to the decrease is the receipt of final payment of a note in our Southwest segment in conjunction with the acquisition of the property that collateralized the note.

Property, plant and equipment decreased $9.5 million during the twelve months ended October 31, 2011 primarily due to depreciation and a small amount of disposals, which were offset by minor additions for leasehold improvements during the period.

Prepaid expenses and other assets were as follows as of:

(In thousands)	October 31, 2011	October 31, 2010	Dollar Change
Prepaid insurance	$1,808	$1,346	$462
Prepaid project costs	27,206	41,605	(14,399)
Senior residential rental properties	7,374	8,076	(702)
Other prepaids	21,699	23,264	(1,565)
Other assets	9,611	9,637	(26)
Total	$67,698	$83,928	$(16,230)

Prepaid insurance increased due to the timing of payments for insurance premium costs and related amortization of these costs, as they are amortized over the life of the associated insurance policy, which can be one to three years. Prepaid project costs consist of community specific expenditures that are used over the life of the community. Such prepaids are expensed as homes are delivered. The decrease in prepaid project costs is primarily due to costs that were written-off in the fourth quarter of fiscal 2011, related to the sale of a community in the Northeast. Other prepaids decreased mainly due to the amortization of prepaid debt costs.  Also contributing to the decrease were debt repurchases during fiscal 2011, which resulted in the write-off of portions of the associated prepaid debt costs.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $71.2 million and $85.2 million at October 31, 2011 and October 31, 2010, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market. Also included “Mortgage loans held for sale” are residential mortgages receivable held for sale of $1.0 million and $1.1 million at October 31, 2011 and October 31, 2010, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market. We may incur losses with respect to mortgages that were previously sold that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.  The decrease in mortgage loans held for sale at October 31, 2011 compared to October 31, 2010, is the direct result of a decrease in the volume of loans originated during the fourth quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010.

Nonrecourse land mortgages were $26.1 million at October 31, 2011 and $4.3 at October 31, 2010. The increase is primarily due to new purchase money mortgages for land acquisitions in the Northeast, Mid-Atlantic and West segments during fiscal 2011, offset by payments on mortgages in the Southwest and West.

Accounts payable and other liabilities are as follows as of:

(In thousands)	October 31, 2011	October 31, 2010	Dollar Change
Accounts payable	$85,415	$84,948	$467
Reserves	141,496	149,413	(7,917)
Accrued expenses	43,151	44,758	(1,607)
Accrued compensation	23,432	24,494	(1,062)
Other liabilities	10,139	16,136	(5,997)
Total	$303,633	$319,749	$(16,116)

The decrease in reserves is primarily due to a consolidation of a joint venture that resulted from our partner in a land development joint venture transferring its interest in the venture to us, offset by an increase in our general liability reserves based on recent actuarial estimates. The slight decrease in accrued expenses is primarily due to timing of property tax and advertising accruals and amortization of abandoned lease space accruals.   Other liabilities decreased primarily due to a reduction in the accrual for self-insured medical claims, based on recent claim data, along with a decrease related to the timing of payments made on a short-term note.

Customer deposits increased to $16.7 million at October 31, 2011 from $9.5 million at October 31, 2010. The increase was primarily due to lower contracts in backlog and the impact of the use of a third party escrow agent to hold deposits in the Northeast.

Mortgage warehouse line of credit under our Chase Master Repurchase Agreement decreased $23.9 million from $73.6 million at October 31, 2010, to $49.7 million at October 31, 2011. The decrease is due to the decrease in mortgage loans held for sale from October 31, 2010 to October 31, 2011 and because the maximum borrowing amount available under the Chase Master Repurchase Agreement at October 31, 2011 is $50 million which is lower than the prior year maximum borrowing amount.

Liabilities from inventory not owned decreased $50.8 million to $2.4 million at October 31, 2011 from $53.2 million at October 31, 2010 because inventory not owned decreased as discussed previously.

Income taxes payable of $17.9 million at October 31, 2010 increased $23.9 million in the twelve months ended October 31, 2011 to $41.8 million primarily due to the settlement of certain matters with the relevant tax authorities and the related receipt of refund amounts that had been accrued in the prior fiscal year.

Results of Operations

Total Revenues

Compared to the prior period, revenues (decreased) increased as follows:

	Year Ended
(Dollars in thousands)	October 31, 2011	October 31, 2010	October 31, 2009
Homebuilding:
Sale of homes	$(255,025)	$(194,970)	$(1,655,384)
Land sales	19,925	(20,430)	(30,526)
Other revenues	657	(5,471)	(9,242)
Financial services	(2,492)	(3,577)	(16,669)
Total change	$(236,935)	$(224,448)	$(1,711,821)
Total revenues percent change	(17.3)%	(14.1)%	(51.7)%

Homebuilding

Compared to the same prior period, sale of homes revenues decreased $255.0 million, or 19.2%, for the year ended October 31, 2011, decreased $195.0 million, or 12.8%, for the year ended October 31, 2010 and decreased $1,655.4 million or 52.1%, for the year ended October 31, 2009. Decreased revenues in 2011, 2010 and 2009 were primarily due to the number of home deliveries also declining 19.0%, 11.8%, and 49.3%, respectively. Average price per home also decreased to $279,873 for 2011 from $280,715 in 2010 and from $283,937 in 2009. The fluctuations in average prices are a result of the geographic and community mix of our deliveries rather than price increases or decreases in individual communities.  For example, for the year ended October 31, 2011, 45.0% of our deliveries came from our Southwest segment, compared to 37.4% for the same period last year. This segment had an average selling price below the company average for both periods.

Information on homes delivered by segment is set forth below:

	Year Ended
(Housing Revenue in thousands)	October 31, 2011	October 31, 2010	October 31, 2009
Northeast:
Housing revenues	$179,866	$296,449	$357,745
Homes delivered	399	718	823
Average price	$450,792	$412,882	$434,684
Mid-Atlantic:
Housing revenues	$199,061	$280,132	$296,286
Homes delivered	524	753	788
Average price	$379,887	$372,021	$375,997
Midwest:
Housing revenues	$70,465	$91,260	$116,990
Homes delivered	360	439	520
Average price	$195,736	$207,882	$224,981
Southeast:
Housing revenues	$79,146	$92,712	$113,034
Homes delivered	339	384	489
Average price	$233,469	$241,438	$231,153
Southwest:
Housing revenues	$418,631	$391,807	$408,746
Homes delivered	1,726	1,767	1,867
Average price	$242,544	$221,736	$218,932
West:
Housing revenues	$125,305	$175,139	$229,668
Homes delivered	484	668	875
Average price	$258,895	$262,184	$262,478
Consolidated total:
Housing revenues	$1,072,474	$1,327,499	$1,522,469
Homes delivered	3,832	4,729	5,362
Average price	$279,873	$280,715	$283,937
Unconsolidated joint ventures:
Housing revenues	$172,343	$124,149	$113,016
Homes delivered	384	280	297
Average price	$448,810	$443,389	$380,525
Total including unconsolidated joint ventures:
Housing revenues	$1,244,817	$1,451,648	$1,635,485
Homes delivered	4,216	5,009	5,659
Average price	$295,260	$289,808	$289,006

The decrease in housing revenues during the years ended October 31, 2011 and October 31, 2010 was primarily due to the continued weak market conditions in most of our markets.  Housing revenues and average sales prices in 2011 decreased in all of our homebuilding segments combined by 19.2% and 0.3%, respectively. In our homebuilding segments, homes delivered decreased in fiscal 2011 as compared to fiscal 2010 by 44.4%, 30.4%, 18.0%, 11.7%, 2.3% and 27.5% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively.

Housing revenues and average sales prices in fiscal 2010 decreased as compared to 2009 in all of our homebuilding segments combined by 12.8% and 1.1%, respectively. In our homebuilding segments, homes delivered decreased in fiscal 2010 as compared to fiscal 2009 by 12.8%, 4.4%, 15.6%, 21.5%, 5.4% and 23.7% in the Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West, respectively.

Quarterly housing revenues and net sales contracts by segment, excluding unconsolidated joint ventures, for the years ending October 31, 2011, 2010 and 2009 are set forth below:

	Quarter Ended
(In thousands)	October 31, 2011	July 31, 2011	April 30, 2011	January 31, 2011
Housing revenues:
Northeast	$57,014	$43,443	$36,126	$43,284
Mid-Atlantic	49,050	57,104	46,643	46,263
Midwest	21,249	17,716	17,466	14,034
Southeast	29,064	17,894	16,684	15,504
Southwest	126,204	107,861	97,339	87,227
West	30,555	32,461	32,716	29,573
Consolidated total	$313,136	$276,479	$246,974	$235,885
Sales contracts (net of cancellations):
Northeast	$40,014	$56,427	$57,394	$37,435
Mid-Atlantic	56,269	73,986	55,874	52,013
Midwest	20,863	21,273	20,521	12,331
Southeast	20,775	28,301	23,345	15,640
Southwest	101,549	113,370	104,010	85,787
West	38,953	38,950	32,423	22,282
Consolidated total	$278,423	$332,307	$293,567	$225,488

	Quarter Ended
(In thousands)	October 31, 2010	July 31, 2010	April 30, 2010	January 31, 2010
Housing revenues:
Northeast	$79,040	$91,740	$56,955	$68,714
Mid-Atlantic	73,654	72,767	67,634	66,076
Midwest	29,177	22,650	16,029	23,404
Southeast	17,472	28,522	22,041	24,677
Southwest	103,190	103,065	103,428	82,124
West	37,043	49,333	44,406	44,358
Consolidated total	$339,576	$368,077	$310,493	$309,353
Sales contracts (net of cancellations):
Northeast	$42,925	$43,314	$52,208	$55,379
Mid-Atlantic	64,597	50,845	73,704	46,949
Midwest	12,111	16,526	27,289	16,421
Southeast	18,965	15,264	25,334	17,236
Southwest	111,760	88,360	114,166	79,656
West	31,571	33,313	43,857	36,041
Consolidated total	$281,929	$247,622	$336,558	$251,682

	Quarter Ended
(In thousands)	October 31, 2009	July 31, 2009	April 30, 2009	January 31, 2009
Housing revenues:
Northeast	$102,996	$84,761	$83,752	$86,236
Mid-Atlantic	80,773	75,631	70,887	68,995
Midwest	36,305	29,925	23,887	26,872
Southeast	23,032	23,152	32,834	34,015
Southwest	103,109	105,518	113,514	86,605
West	68,364	48,154	56,824	56,329
Consolidated total	$414,579	$367,141	$381,698	$359,052
Sales contracts (net of cancellations):
Northeast	$96,424	$84,093	$104,653	$65,345
Mid-Atlantic	66,375	85,352	87,208	42,259
Midwest	18,019	25,411	33,498	18,836
Southeast	24,377	27,660	31,073	20,063
Southwest	97,797	109,027	109,971	60,497
West	65,592	55,053	69,205	30,519
Consolidated total	$368,584	$386,596	$435,608	$237,519

Our reported level of sales contracts (net of cancellations) has been impacted by a slowdown in the pace of sales in all of the Company’s segments, due to continued weak market conditions and tighter mortgage loan underwriting criteria.  Contracts per average active selling community in 2011 were 21.3 compared to fiscal 2010 of 23.1, demonstrating a decrease in sales pace. Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter. For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures.

Quarter	2011	2010	2009	2008	2007
First	22%	21%	31%	38%	36%
Second	20%	17%	24%	29%	32%
Third	18%	23%	23%	32%	35%
Fourth	21%	24%	24%	42%	40%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of the beginning backlog. The following table provides this historical comparison, excluding unconsolidated joint ventures.

Quarter	2011	2010	2009	2008	2007
First	18%	13%	22%	16%	17%
Second	22%	17%	31%	24%	19%
Third	20%	15%	23%	20%	18%
Fourth	18%	25%	20%	30%	26%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract. Cancellations also occur as a result of a buyer’s failure to qualify for a mortgage, which generally occurs during the first few weeks after signing. However, beginning in fiscal year 2007, we began experiencing higher than normal numbers of cancellations later in the construction process. These cancellations are related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan. In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues. While our cancellation rate based on gross sales contracts since the second quarter of fiscal 2009 has been lower than it has been for several years, and closer to more normalized levels, it is difficult to predict if this trend will continue.  Also, the cancellation rate as a percentage of beginning backlog is closer to more normalized levels and down from a higher percentage in the fourth quarter of fiscal 2010.

An important indicator of our future results is recently signed contracts and our home contract backlog for future deliveries. Our consolidated contract backlog, excluding unconsolidated joint ventures, using base sales prices by segment is set forth below:

(Dollars In thousands)	October 31, 2011	October 31, 2010	October 31, 2009
Northeast:
Total contract backlog	$108,645	$94,363	$196,262
Number of homes	265	236	457
Mid-Atlantic:
Total contract backlog	$137,303	$106,589	$150,819
Number of homes	325	262	386
Midwest:
Total contract backlog	$44,870	$34,188	$46,418
Number of homes	226	222	253
Southeast:
Total contract backlog	$30,080	$20,212	$35,970
Number of homes	124	82	135
Southwest:
Total contract backlog	$86,388	$88,123	$77,418
Number of homes	331	337	351
West:
Total contract backlog	$32,914	$27,304	$52,666
Number of homes	116	110	190
Totals:
Total consolidated contract backlog	$440,200	$370,779	$559,553
Number of homes	1,387	1,249	1,772

Our net contracts for the full years of fiscal 2011 and 2010, excluding unconsolidated joint ventures, declined 4.4% and 19.5%, respectively, as compared to the prior fiscal year.  The rate of decline in both net contracts and deliveries decreased from fiscal 2010 to fiscal 2011, resulting in an increase in our backlog at October 31, 2011 from October 31, 2010. In the month of November 2011, excluding unconsolidated joint ventures, we signed an additional 279 net contracts amounting to $75.9 million in contract value.

Total cost of sales on our Consolidated Statements of Operations includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below). A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Year Ended
(Dollars In thousands)	October 31, 2011	October 31, 2010	October 31, 2009
Sale of homes	$1,072,474	$1,327,499	$1,522,469
Cost of sales, net of impairment reversals and excluding interest expense	905,253	1,103,872	1,382,234
Homebuilding gross margin, before cost of sales interest expense and land charges	167,221	223,627	140,235
Cost of sales interest expense, excluding land sales interest expense	57,016	79,095	97,332
Homebuilding gross margin, after cost of sales interest expense, before land charges	110,205	144,532	42,903
Land charges	101,749	135,699	659,475
Homebuilding gross margin, after cost of sales interest expense and land charges	$8,456	$8,833	$(616,572)
Gross margin percentage, before cost of sales interest expense and land charges	15.6%	16.8%	9.2%
Gross margin percentage, after cost of sales interest expense, before land charges	10.3%	10.9%	2.8%
Gross margin percentage after cost of sales interest expense and land charges	0.8%	0.7%	(40.5)%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Year Ended
	October 31, 2011	October 31, 2010	October 31, 2009
Sale of homes	100%	100%	100%
Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	71.9%	69.9%	75.9%
Commissions	3.5%	3.3%	3.3%
Financing concessions	2.0%	2.2%	2.4%
Overheads	7.0%	7.8%	9.2%
Total cost of sales, before interest expense and land charges	84.4%	83.2%	90.8%
Gross margin percentage, before cost of sales interest expense and land charges	15.6%	16.8%	9.2%
Cost of sales interest	5.3%	5.9%	6.4%
Gross margin percentage, after cost of sales interest expense and before land charges	10.3%	10.9%	2.8%

We sell a variety of home types in various communities, each yielding a different gross margin. As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down. Total homebuilding gross margins, before interest expense and land impairment and option write off charges decreased to 15.6% for the year ended October 31, 2011 compared to 16.8% for the same period last year. The declining pace of sales in our markets in 2009, 2010, and 2011 has led to intense competition in many of our specific community locations. In order to attempt to maintain a reasonable pace of absorption, we have increased incentives, reduced lot location premiums, as well as lowered some base prices, all of which have impacted our margins significantly and resulted in significant inventory impairments.  However, the rate of the decline has slowed in most of our segments and in a few locations we have been able to raise prices without adversely impacting sales pace.  In addition, during fiscal 2009 we delivered the final homes in some older communities where margins were lower and in fiscal 2010 and fiscal 2011 we have increased the number of deliveries from new communities where we have acquired the land at more reasonable prices, resulting in higher gross margins.  Also, we have recorded impairment reversals as homes previously impaired are delivered. This has resulted in the improvement in our gross margins before cost of sales interest and land charges in fiscal 2010 from fiscal 2009.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $101.7 million, $135.7 million, and $659.5 million during the years ended October 31, 2011, 2010, and 2009, respectively, to their estimated fair value. See “Note 14 to the Consolidated Financial Statements” for an additional discussion. During the years ended October 31, 2011, 2010, and 2009, we wrote-off residential land options and approval and engineering costs amounting to $24.3 million, $13.2 million, and $45.4 million, respectively, which are included in the total write-offs mentioned above. When a community is redesigned or abandoned, engineering costs are written-off. Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option. Such write-offs were located in all of our segments. The inventory impairments amounting to $77.5 million, $122.5 million, and $614.1 million for the years ending October 31, 2011, 2010 and 2009, respectively, were incurred because of continued downward pressure on prices in order to maintain sales pace in many of our markets.  In 2011 and 2010, the majority of the impairments were in the Northeast and West segments.  Impairments in the Northeast were primarily due to increased weakness in the market, primarily in Northern New Jersey and communities now classified as held for sale or sold and thus adjusted to fair value.  In the West, where we have significant competition from foreclosures, we have had to continue to reduce prices in order to maintain sales pace.  This is especially true in some of the more fringe markets in our West segment.  Inventory impairments were lower than they have been in several years, as we have begun to see some stabilization in prices and sales pace in some of our segments.  It is difficult to predict if this trend will continue, and should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.

Below is a break-down of our lot option walk-aways and impairments by segment for fiscal 2011. In 2011, in total, we walked away from 41.3% of all the lots we controlled under option contracts. The remaining 58.7% of our option lots are in communities that remain economically feasible, including a substantial number that were successfully renegotiated in the past few years.

The following table represents lot option walk-aways by segment for the year ended October 31, 2011:

(In millions)	Dollar Amount of Walk Away	Number of Walk-Away Lots	% of Walk-Away Lots	Total Option Lots(1)	Walk-Away Lots as a % of Total Option Lots
Northeast	$13.4	1,839	26.4%	3,496	52.6%
Mid-Atlantic	6.1	2,471	35.4%	4,556	54.2%
Midwest	0.5	557	8.0%	1,572	35.4%
Southeast	0.8	1,616	23.1%	2,598	62.2%
Southwest	0.4	357	5.1%	3,774	9.5%
West	3.1	143	2.0%	900	15.9%
Total	$24.3	6,983	100.0%	16,896	41.3%

(1)	Includes lots optioned at October 31, 2011 and lots optioned that the Company walked-away from in the year ended October 31, 2011.

The following table represents impairments by segment for the year ended October 31, 2011:

(In millions)	Dollar Amount of Impairment	% of Impairments	Pre- Impairment Value	% of Pre- Impairment Value
Northeast	$54.9	70.9%	$179.9	30.5%
Mid-Atlantic	3.4	4.4%	17.3	19.7%
Midwest	1.1	1.4%	4.2	26.2%
Southeast	1.5	1.9%	5.1	29.4%
Southwest	0.1	0.1%	0.3	33.3%
West	16.5	21.3%	45.2	36.5%
Total	$77.5	100.0%	$252.0	30.8%

Homebuilding selling, general, and administrative ("SGA") expenses decreased to $161.5 million for the year ended October 31, 2011, and decreased to $178.3 million for the year ended October 31, 2010 from $239.6 million for the year ended October 31, 2009.  These decreases in SGA expenses are the result of reduced costs through headcount reduction, administrative consolidation and other cost saving measures.

Land Sales and Other Revenues

Land sales and other revenues consist primarily of land and lot sales. A breakout of land and lot sales is set forth below:

	Year Ended
(In thousands)	October 31, 2011	October 31, 2010	October 31, 2009
Land and lot sales	$26,745	$6,820	$27,250
Cost of sales, net of impairment reversals and excluding interest	8,648	177	15,853
Land and lot sales gross margin, excluding interest	18,097	6,643	11,397
Land sales interest expense	17,660	5,345	8,482
Land and lot sales gross margin, including interest	$437	$1,298	$2,915

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down. Profits from land sales for the year ended October 31, 2011 were less than for the year ended October 31, 2010. Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain. As a result, projecting the amount and timing of land sales is difficult.  There were several larger land sales in the current year compared to only a few in the prior year, which resulted in the significant increase of land sales revenue.

Land sales and other revenues increased $20.6 million and decreased $25.9 million for the years ended October 31, 2011 and October 31, 2010, respectively. Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways and miscellaneous one-time receipts.  In fiscal 2011, the primary reason for the increase in other revenue by $0.7 million was due to the payoff of a note receivable owed to us from which we recognized interest income. In fiscal 2010, the primary reason for the decrease in other revenue by $5.5 million was a reduction in interest income due to lower excess cash in interest bearing accounts as well as lower interest rates in 2010 compared to 2009.  In addition, as cancellation rates have come down as compared to the prior year, income from forfeited customer deposits has declined.

Homebuilding Operations by Segment

Financial information relating to the Company’s operations was as follows:

Segment Analysis (Dollars in thousands, except average sales price)

	Years Ended October 31,
	2011	Variance 2011 Compared to 2010	2010	Variance 2010 Compared to 2009	2009
Northeast
Homebuilding revenue	$201,984	$(96,729)	$298,713	$(66,163)	$364,876
Loss before income taxes	$(99,276)	$(6,671)	$(92,605)	$248,542	$(341,147)
Homes delivered	399	(319)	718	(105)	823
Average sales price	$450,792	$37,910	$412,882	$(21,802)	$434,684
Contract cancellation rate	18%	(5)%	23%	0%	23%
Mid-Atlantic
Homebuilding revenue	$199,716	$(82,336)	$282,052	$(15,654)	$297,706
Loss before income taxes	$(17,286)	$(12,524)	$(4,762)	$81,055	$(85,817)
Homes delivered	524	(229)	753	(35)	788
Average sales price	$379,887	$7,866	$372,021	$(3,976)	$375,997
Contract cancellation rate	26%	0%	26%	(8)%	34%
Midwest
Homebuilding revenue	$70,567	$(22,791)	$93,358	$(23,950)	$117,308
Loss before income taxes	$(8,977)	$4,249	$(13,226)	$11,164	$(24,390)
Homes delivered	360	(79)	439	(81)	520
Average sales price	$195,736	$(12,146)	$207,882	$(17,099)	$224,981
Contract cancellation rate	15%	(5)%	20%	(4)%	24%
Southeast
Homebuilding revenue	$79,453	$(14,040)	$93,493	$(26,286)	$119,779
Loss before income taxes	$(11,874)	$(655)	$(11,219)	$56,672	$(67,891)
Homes delivered	339	(45)	384	(105)	489
Average sales price	$233,469	$(7,969)	$241,438	$10,285	$231,153
Contract cancellation rate	20%	6%	14%	(8)%	22%
Southwest
Homebuilding revenue	$425,152	$31,513	$393,639	$(29,169)	$422,808
Income (loss) before income taxes	$29,316	$6,124	$23,192	$83,969	$(60,777)
Homes delivered	1,726	(41)	1,767	(100)	1,867
Average sales price	$242,544	$20,808	$221,736	$2,804	$218,932
Contract cancellation rate	22%	1%	21%	(5)%	26%
West
Homebuilding revenue	$128,658	$(49,822)	$178,480	$(56,260)	$234,740
Loss before income taxes	$(40,599)	$21,170	$(61,769)	$242,770	$(304,539)
Homes delivered	484	(184)	668	(207)	875
Average sales price	$258,895	$(3,289)	$262,184	$(294)	$262,478
Contract cancellation rate	17%	(1)%	18%	0%	18%

Homebuilding Results by Segment

Northeast – Homebuilding revenues decreased 32.4% in 2011 compared to 2010 primarily due to a 44.4% decrease in homes delivered offset by a 9.2% increase in average selling price. The increase in average sales prices was the result of the mix of communities delivering in fiscal 2011 compared to 2010. Loss before income taxes increased $6.7 million to a loss of $99.3 million, which was mainly due to our share of losses on two of our joint ventures in 2011.

Homebuilding revenues decreased 18.1% in 2010 compared to 2009 primarily due to a 12.8% decrease in homes delivered and a 5.0% decrease in average selling price. Loss before income taxes decreased $248.5 million to a loss of $92.6 million, which is mainly due to a $182.1 million decrease in inventory impairment loss and land option write-offs in 2010, along with a decrease in our share of net losses from unconsolidated joint ventures of $31.1million in 2009, which did not recur in fiscal 2010, as we recorded an impairment of our investment in one joint venture and wrote-off our investment in another October 31, 2009.  In addition, selling, general and administrative costs were down $18.8 million due to decreased salaries from headcount reductions and other overhead cost savings. In addition, there was a modest increase in gross margin percentage before interest expense.

Mid-Atlantic –Homebuilding revenues decreased 29.2% in 2011 compared to 2010 primarily due to a 30.4% decrease in homes delivered and offset by a 2.1% increase in average selling price due to increased incentives and the mix of communities that delivered in 2011 compared to 2010. Loss before income taxes increased $12.5 million to a loss of $17.3 million, due mainly to our share of losses on a new joint venture signed in fiscal 2011. Additionally, the segment also had a decrease in gross margin percentage before interest expense.

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

Midwest – Homebuilding revenues decreased 24.4% in 2011 compared to 2010.  The decrease was primarily due to a 18.0% decrease in homes delivered, and a 5.8% decrease in average sales price.  Loss before income taxes decreased $4.2 million to a loss of $9.0 million.  The decrease in the loss was primarily due to a decrease of $3.1 million in inventory impairment and land option write-offs in 2011 and a decrease of $2.0 million in selling, general and administrative costs.  In addition, there was a small increase in gross margin percentage before interest expense.

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

Southeast – Homebuilding revenues decreased 15.0% in 2011 compared to 2010.  The decrease was primarily due to a 11.7% decrease in homes delivered and a 3.3% decrease in average sales price.  Loss before income taxes increased by $0.7 million to a loss of  $11.9 million due to the increase of $0.8 million in inventory impairment losses and land option write-offs in 2011.  In addition, there was a small decrease in gross margin percentage before interest expense.

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

Southwest – Homebuilding revenues increased 8.0% in 2011 compared to 2010 primarily due to a 9.4% increase in average sales price. Income before income taxes increased $6.1 million to $29.3 million in 2011 mainly due to the increase in revenues previously mentioned, along with a $1.8 million decrease in selling, general and administrative costs.

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

West – Homebuilding revenues decreased 27.9% in 2011 compared to 2010 primarily due to a 27.5% decrease in homes delivered. The decrease in deliveries was the result of the different mix of communities delivered in fiscal 2011 compared to fiscal 2010. Loss before income taxes decreased $21.2 million to a loss of $40.6 million in 2011 due mainly to a $19.7 million decrease in inventory impairment losses and land option write offs.  In addition, there was a decrease of gross margin percentage before interest expense.

Homebuilding revenues decreased 24.0% in 2010 compared to 2009 primarily due to a 23.7% decrease in home deliveries. The decrease in deliveries was the result of the continued slowing of the housing market in California and reduced active communities as nearly half of our mothballed communities are in the West.  Loss before income taxes decreased $242.8 million to a loss of $61.8 million in 2010 due mainly to a $198.4 million decrease in inventory impairment losses and land option write offs.  Selling, general and administrative costs were down $13.2 million due primarily to decreased salaries from headcount reductions and other overhead cost savings.  In addition, gross margin before interest expense had a significant increase in 2010, as we begin to stabilize prices in this market and we see the benefit of impairment reserve reversals as homes are delivered.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of nonagency and nongovernmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we no longer originate Alt-A or sub-prime loans.  As Alt-A and sub-prime originations were eliminated, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination from levels that historically prevailed prior to the economic downturn. For the years ended October 31, 2011, 2010 and 2009, FHA/VA loans represented 47.2%, 49.3%, and 45.9%, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the years ended October 31, 2011, 2010, and 2009, financial services provided an $8.1 million, $8.9 million, and $6.3 million pretax profit, respectively.   In fiscal 2011, financial services revenue decreased $2.5 million to $29.5 million due to the decrease in the number of mortgage settlements and a decrease in the average loan amount. In fiscal 2010, financial services revenue decreased $3.6 million to $32.0 million due to a decrease in the number of mortgage settlements offset by a slight increase in the average loan amount. In fiscal 2009, we recorded expense of $3.2 million for abandoned lease space, which contributed to the increase in pretax profit from October 31, 2009 to October 31, 2010, as this expense did not recur in 2010. In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 77%, 82%, and 82% of our noncash homebuyers obtained mortgages originated by these subsidiaries during the years ended October 31, 2011, 2010, and 2009, respectively. Servicing rights on new mortgages originated by us will be sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey. These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety. Corporate general and administrative expenses declined $10.0 million for the year ended October 31, 2011 compared to the year ended October 31, 2010, and declined $22.1 million for the year ended October 31, 2010 compared to the year ended October 31, 2009. The decrease in expenses in fiscal 2011 was due to a combination of a decrease in depreciation expense from capitalized software costs becoming fully depreciated, coupled with no new significant additions of depreciable assets, the benefit in the reduction as an accrual for self-insured medical claims, based on recent claim data, and a continued effort to tighten variable spending and reduce outside service costs. The reduction in expenses in fiscal 2010 was primarily due to the expense of $14.7 million taken in fiscal 2009 for the cancellation of stock options, which did not recur in fiscal 2010.  During fiscal 2009, the Chief Executive Officer, Chief Financial Officer, each of the nonexecutive members of the Board of Directors and certain other senior executives of the Company consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights).  The $14.7 million charge to operations was a noncash charge that increased paid in capital by the same amount.  Excluding this option cancellation expense, corporate, general and administrative expenses decreased $7.4 million for the year ended October 31, 2010 compared to October 31, 2009. This decrease is primarily due to reduced salaries resulting from headcount reduction and continued tightening of variable spending.

Other Interest

Other interest decreased $0.8 million to $97.2 million for the year ended October 31, 2011. For fiscal 2010, other interest increased $3.2 million to $97.9 million. Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed. As our inventory balances for qualifying assets have increased and our debt has decreased, the amount of interest required to be directly expensed has slightly decreased.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, minority interest relating to consolidated joint ventures, and corporate owned life insurance. Compared to the previous year, other operations decreased $4.9 million to $4.8 million for the year ended October 31, 2011, and decreased $13.8 million to $9.7 million for the year ended October 31, 2010. The decrease in other operations from October 31, 2010 to October 31, 2011 is primarily due to the write-off in 2010 of costs associated with an investment that we decided not to pursue and the write-off of old receivables in the prior year that were deemed uncollectible. The decrease in other operations from October 31, 2009 to October 31, 2010 is primarily due to an $18.7 million accrual for abandoned commercial lease space that occurred in fiscal 2009 and did not recur in fiscal 2010. This expense was offset by income of $5.1 million due to the reversal of an accrual related to litigation in the fourth quarter of fiscal 2009, when it was determined that payment was no longer probable.

Gain on Extinguishment of Debt

During the year ended October 31, 2011, our gain on extinguishment of debt was $7.5 million compared to $25.0 million for the year ended October 31, 2010. In February of 2011, we purchased a portion of our subordinated notes ($97.9 million face for $98.6 million cash in a tender offer), and redeemed early the remainder of those notes ($57.8 million in debt for $58.1 million cash). In both transactions, we paid a premium, incurred fees, and wrote off discounts and prepaid costs that we were amortizing over the term of notes. On June 3, 2011, we redeemed early the remainder of certain of our senior secured notes. These transactions resulted in a loss of $3.1 million during the year ended October 31, 2011. Offsetting this loss was a gain of $10.6 million on open market repurchases during the fourth quarter of fiscal 2011. In the fourth quarter of fiscal 2011, we repurchased in the open market a total of $25.6 million principal amount of various issues of our unsecured senior notes due 2014 through 2015 for an aggregate purchase price of $14.0 million, plus accrued and unpaid interest. The net gain of $7.5 million for the year ended October 31, 2011, is net of the write-offs of unamortized discounts and fees, related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price.

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

Income (Loss) From Unconsolidated Joint Ventures

Income (loss) from unconsolidated joint ventures consists of our share of the earnings or losses of the joint ventures. The income decreased $9.9 million to a loss of $9.0 million for the year ended October 31, 2011 compared to the year ended October 31, 2010. The loss is mainly due to the costs incurred with the start up of a new joint venture in fiscal 2011, as well as our share of the losses from inventory impairment on one of our joint ventures. The loss decreased $47.0 million to income of $1.0 million for the year ended October 31, 2010 compared to the year ended October 31, 2009. The income in 2010 was mainly due to two joint ventures, both of which began in late 2009, that delivered homes and reported profits during fiscal 2010.  We also recognized income from one of our land development joint ventures that sold a parcel of land for a profit during fiscal 2010.   In addition, in 2009, we wrote down our investment in one of our joint ventures where the full investment was determined to be impaired, as well as for our share of the losses from inventory impairments from two other joint ventures.

Total Taxes

The total income tax benefit was $5.5 million for the year ended October 31, 2011 primarily due to a decrease in tax reserves for uncertain tax positions. For the year ended October 31, 2010, the total income tax benefit was $297.9 million primarily due to the benefit recognized for a federal net operating loss carryback.  On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss to previously profitable years that were not available for carryback prior to the new tax legislation.  We recorded the impact of the carryback of $291.3 million in the three months ended January 31, 2010.  We received $274.1 million in the second quarter of fiscal 2010 and the remaining $17.2 million in the three months ended January 31, 2011.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years to recover the deferred tax assets. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry during 2009, 2010 and 2011, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of October 31, 2011.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred taxes amounted to $899.4 million and $811.0 million at October 31, 2011 and October 31, 2010, respectively.  The valuation allowance increased during the twelve months ended October 31, 2011 primarily due to additional reserves recorded for the federal and state tax benefits related to the losses incurred during the period.

Off-Balance Sheet Financing

In the ordinary course of business, we enter into land and lot option purchase contracts in order to procure land or lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At October 31, 2011, we had $21.4 million in option deposits in cash and letters of credit to purchase land and lots with a total purchase price of $597.9 million. Our liability is generally limited to forfeiture of the nonrefundable deposits, letters of credit and other nonrefundable amounts incurred. We have no material third-party guarantees. However, $2.4 million of the $597.9 million in land and lot option purchase contracts contain specific performance clauses which require us to purchase the land or lots upon satisfaction of certain requirements by both the sellers and the Company. Therefore, this specific performance obligation of $2.4 million, which is the purchase price for these lots net of cash deposits already paid, is recorded on the balance sheet in “Liabilities from inventory not owned.”

Contractual Obligations

The following summarizes our aggregate contractual commitments at October 31, 2011:

	Payments Due by Period (3)
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt(1)(4)	$2,349,275	$158,008	$363,661	$1,608,928	$218,678
Operating leases	44,702	11,790	17,554	13,091	2,267
Purchase obligations(2)	2,434	2,434
Total	$2,396,411	$172,232	$381,215	$1,622,019	$220,945

(1)
Represents our Senior Secured, Senior, and Amortizing Notes. Other Notes Payable and related interest payments for the life of the debt of $712.1 million. Interest on variable rate obligations is based on rates effective as of October 31, 2011.

(2)	Represents obligations under option contracts with specific performance provisions, net of cash deposits.

(3)
Total contractual obligations exclude our accrual for uncertain tax positions recorded for financial reporting purposes as of October 31, 2011 because we were unable to make reasonable estimates as to the period of cash settlement with the respective taxing authorities.

(4)	Does not include the mortgage warehouse line of credit made under our Chase Master Repurchase Agreement.

During November 2011, we exchanged certain senior notes, and also repurchased in the open market certain senior notes. See Note 24 to our Consolidated Financial Statements for further information.

We had outstanding letters of credit and performance bonds of approximately $54.1 million and $313.1 million, respectively, at October 31, 2011, related principally to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such letters of credit or bonds are likely to be drawn upon.

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

Safe Harbor Statement

All statements in this Annual Report on Form 10-K that are not historical facts should be considered as “Forward Looking Statements” within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward  looking statements. Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved. Such risks, uncertainties and other factors include, but are not limited to:

•	Changes in general and local economic and industry and business conditions and impacts of the sustained homebuilding downturn;

•	Adverse weather and other environmental conditions and natural disasters;

•	Changes in market conditions and seasonality of the Company’s business;

•	Changes in home prices and sales activity in the markets where the Company builds homes;

•	Government regulation, including regulations concerning development of land, the home building, sales and customer financing processes, tax laws, and the environment;

•	Fluctuations in interest rates and the availability of mortgage financing;

•	Shortages in, and price fluctuations of, raw materials and labor;

•	The availability and cost of suitable land and improved lots;

•	Levels of competition;

•	Availability of financing to the Company;

•	Utility shortages and outages or rate fluctuations;

•	Levels of indebtedness and restrictions on the Company’s operations and activities imposed by the agreements governing the Company’s outstanding indebtedness;

•	The Company's sources of liquidity;

•	Changes in credit ratings;

•	Availability of net operating loss carryforwards;

•	Operations through joint ventures with third parties;

•	Product liability litigation, warranty claims and claims made by mortgage investors;

•	Successful identification and integration of acquisitions;

•	Changes in tax laws affecting the after-tax costs of owning a home;

•	Significant influence of the Company’s controlling stockholders; and

•	Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this Annual Report on Form 10-K.

ITEM 7A
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt. In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse line of credit under our Chase Master Repurchase Agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration. In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors. Accordingly, the interest rate risk from mortgage loans is not material. We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans. We are also subject to foreign currency risk but we do not believe this risk is material. The following tables set forth as of October 31, 2011 and 2010, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

Long-Term Debt Tables

	Long-Term Debt as of October 31, 2011 by Fiscal Year of Debt Maturity
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	FV at 10/31/11
Long term debt(1):	$31,953	$6,514	$57,479	$213,535	$1,143,770	$210,064	$1,663,315	$1,062,848
Fixed rate
Weighted average interest rate	8.05%	7.18%	6.55%	9.71%	9.49%	8.52%	9.25%

(1) Does not include the mortgage warehouse line of credit made under our Chase Master Repurchase Agreement.

During November 2011, we exchanged certain senior notes, and also repurchased in the open market certain senior notes. See Note 24 to our Consolidated Financial Statements for further information.

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

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements of Hovnanian Enterprises, Inc. and its consolidated subsidiaries are set forth herein beginning on page 64.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A
CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of October 31, 2011. Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of October 31, 2011 has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hovnanian Enterprises, Inc.

We have audited the internal control over financial reporting of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2011, based on criteria established in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the criteria established in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2011 of the Company and our report dated December 30, 2011 expressed an unqualified opinion on those financial statements.

/s/DELOITTE & TOUCHE LLP

Parsippany, NJ
December 30, 2011

ITEM 9B
OTHER INFORMATION

None.

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by Item 10, except as set forth in this Item 10, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 27, 2012, which will involve the election of directors.

Executive Officers of the Registrant

Our executive officers are listed below and brief summaries of their business experience and certain other information with respect to them are set forth following the table.  Each executive officer holds such office for a one-year term.

Name	Age	Position	Year Started With Company
Ara K. Hovnanian	54	Chairman of the Board, Chief Executive Officer, President, and Director of the Company	1979
Thomas J. Pellerito	64	Chief Operating Officer	2001
J. Larry Sorsby	56	Executive Vice President, Chief Financial Officer and Director of the Company	1988
Brad G. O’Connor	41	Vice President, Chief Accounting Officer and Corporate Controller	2004
David G. Valiaveedan	44	Vice President Finance and Treasurer	2005

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

Mr. O’Connor joined the Company in April 2004 as Vice President and Associate Corporate Controller.  In December 2007, he was promoted to Vice President, Corporate Controller and then in May 2011, he  also became Vice President, Chief Accounting Officer. Prior to joining the Company, Mr. O’Connor was the Corporate Controller for Amershem Biosciences, and prior to that a Senior Manager in the audit practice of PricewaterhouseCoopers LLP.

Mr. Valiaveedan joined the Company as Vice President - Finance in September 2005. In August 2008, he was named as an executive officer of the Company and, in December 2009, he was also named Treasurer. Prior to joining the Company, Mr. Valiaveedan served as Vice President - Finance for AIG Global Real Estate Investment Corp.

Code of Ethics and Corporate Governance Guidelines

In more than 50 years of doing business, we have been committed to enhancing our shareholders’ investment through conduct that is in accordance with the highest levels of integrity.  Our Code of Ethics is a set of guidelines and policies that govern broad principles of ethical conduct and integrity embraced by our Company.  Our Code of Ethics applies to our principal executive officer, principal financial officer, chief accounting officer, and all other associates of our Company, including our directors and other officers.

We also remain committed to fostering sound corporate governance principles.  The Company’s Corporate Governance Guidelines” assist the Board of Directors of the Company (the “Board”) in fulfilling its responsibilities related to corporate governance conduct.  These guidelines serve as a framework, addressing the function, structure, and operations of the Board, for purposes of promoting consistency of the Board’s role in overseeing the work of management.

We have posted our Code of Ethics on our web site at www.khov.com under “Investor Relations/Corporate Governance”. We have also posted our Corporate Governance Guidelines on our web site at www.khov.com under “Investor Relations/Corporate Governance”. A printed copy of the Code of Ethics and Guidelines is also available to the public at no charge by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800. We will post amendments to or waivers from our Code of Ethics that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (the “NYSE”) on our web site at www.khov.com under “Investor Relations/Corporate Governance.”

Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee Charters

We have adopted charters that apply to the Company’s Audit Committee, Executive Compensation Committee and Corporate Governance and Nominating Committee. We have posted the text of these charters on our web site at www.khov.com under “Investor Relations/Corporate Governance.” A printed copy of each charter is available at no charge to any shareholder who requests it by writing to: Hovnanian Enterprises, Inc., Attn: Human Resources Department, 110 West Front Street, P.O. Box 500, Red Bank, N.J. 07701 or calling corporate headquarters at 732-747-7800.

ITEM 11
EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 27, 2012.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12, is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 27, 2012.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for in Item 13 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 27, 2012.

ITEM 14
PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for in Item 14 is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A in connection with our annual meeting of shareholders to be held on March 27, 2012.

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

4(f)	Indenture dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Deutsche Bank Trust Company (as successor trustee), as Trustee.(2)
4(g)
First Supplemental Indenture, dated as of November 3, 2003, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6 1/2% Senior Notes due January 15, 2014.(2)

4(h)
Second Supplemental Indenture, dated as of March 18, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(18)

4(i)
Third Supplemental Indenture, dated as of July 15, 2004, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(18)

4(j)
Fourth Supplemental Indenture, dated as of April 19, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(18)

4(k)
Fifth Supplemental Indenture, dated as of September 6, 2005, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee.(18)

4(l)
Sixth Supplemental Indenture, dated as of February 27, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee (including form of 7 1/2% Senior Notes due 2016).(19)

4(m)
Seventh Supplemental Indenture, dated as of June 12, 2006, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee (including form of 8 5/8% Senior Notes due 2017).(20)

4(n)
Indenture dated as of March 18, 2004, relating to 6 3/8% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6 3/8% Senior Notes due 2014.(15)

4(o)
Indenture dated as of November 30, 2004, relating to 6 1/4% Senior Notes, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee, including form of 6 1/4% Senior Notes due 2015.(6)

4(p)
Indenture dated as of August 8, 2005, relating to 6 1/4% Senior Notes due 2016, among K. Hovnanian Enterprises, Inc., the Guarantors named therein and Deutsche Bank Trust Company (as successor trustee), as Trustee including form of 6 1/4% Senior Notes due 2016.(7)

4(q)
Indenture dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust Company, as Trustee, including the form of 10 5/8% Senior Secured Notes due 2016.(14)

4(r)	Indenture, dated as of February 14, 2011, relating to Senior Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.(12)
4(s)
Senior Notes Supplemental Indenture, dated as of February 14, 2011, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein with Wilmington Trust Company, as Trustee, including form of Senior Note.(10)

4(t)
Indenture, dated as of February 9, 2011, relating to Senior Subordinated Debt Securities, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee.(12)

4(u)
Amortizing Notes Supplemental Indenture, dated as of February 9, 2011, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as Trustee, including form of Amortizing Note.(10)

4(v)
Purchase Contract Agreement, dated as of February 9, 2011, among Hovnanian Enterprises, Inc., K. Hovnanian Enterprises, Inc. and Wilmington Trust Company, as Trustee under the Amortizing Notes Indenture, as Purchase Contract Agent and as attorney-in-fact for the holders of the Purchase Contracts from time to time, including form of Unit and form of Purchase Contract.(10)

4(w)
First Lien Supplemental Indenture dated as of May 4, 2011, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Wilmington Trust Company, as trustee.(9)

4(x)
2017 Notes Supplemental Indenture dated as of April 21, 2011, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc. and the other guarantors named therein and Deutsche Bank National Trust Company, as trustee.(9)

4(y)
Secured Notes Indenture dated as of November 1, 2011 relating to the 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the forms of 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021.(4)

4(z)
Supplemental Indenture dated as of November 1, 2011, relating to the 11⅞% Senior Notes due 2015, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., as guarantor, the other guarantors named therein and Wilmington Trust Company, as Trustee.(4)

10(a)	First Lien Pledge Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(14)
10(b)	First Lien Security Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(14)
10(c)	Intellectual Property Security Agreement, dated as of October 20, 2009, relating to the 10 5/8% Senior Secured Notes due 2016.(14)
10(d)*	Description of Nonemployee Director Compensation.(1)
10(e)*	Form of Nonqualified Stock Option Agreement (Class A shares).(25)
10(f)*	Amended and Restated 2008 Hovnanian Enterprises, Inc. Stock Incentive Plan.(16)
10(g)*	1983 Stock Option Plan (as amended and restated).(17)
10(h)	Management Agreement dated August 12, 1983, for the management of properties by K. Hovnanian Investment Properties, Inc.(3)
10(i)	Management Agreement dated December 15, 1985, for the management of properties by K. Hovnanian Investment Properties, Inc.(21)
10(j)*	Executive Deferred Compensation Plan as amended and restated on December 19, 2008.(8)
10(k)*	Amended and Restated Senior Executive Short-Term Incentive Plan.(26)
10(l)*	Death and Disability Agreement between the Registrant and Ara K. Hovnanian, dated February 2, 2006. (28)
10(m)*	Form of Hovnanian Deferred Share Policy for Senior Executives.(8)
10(n)*	Form of Hovnanian Deferred Share Policy.(8)
10(o)*	Form of Nonqualified Stock Option Agreement (Class B shares).(8)
10(p)*	Form of Incentive Stock Option Agreement.(8)
10(q)*	Form of Stock Option Agreement for Directors.(8)
10(r)*	Form of Restricted Share Unit Agreement.(8)
10(s)*	Form of Incentive Stock Option Agreement.(27)
10(t)*	Form of Restricted Share Unit Agreement.(27)
10(u)*	Form of Performance Vesting Incentive Stock Option Agreement.(27)
10(v)*	Form of Performance Vesting Nonqualified Stock Option Agreement.(27)

10(w)*	Form of Restricted Share Unit Agreement for Directors.(25)
10(x)*	Form of Long Term Incentive Program Award Agreement (Class A Shares).(23)
10(y)*	Form of Long Term Incentive Program Award Agreement (Class B Shares).(23)
10(z)	First Lien Pledge Agreement, dated as of November 1, 2011, among the Secured Group members, as Pledgors, and Wilmington Trust, National Association, as Collateral Agent.(4)
10(aa)	First Lien Security Agreement, dated as of November 1, 2011, among Secured Group members, as Grantors, and Wilmington Trust, National Association, as Collateral Agent.(4)
12	Statements re Computation of Ratios.
21	Subsidiaries of the Registrant.
23	Consent of Deloitte & Touche LLP.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101**
The following financial information from our Annual Report on Form 10-K for the year ended October 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets at October 31, 2011 and October 31, 2010, (ii) the Consolidated Statements of Operations for the years ended October 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Equity for years ended October 31, 2011, 2010 and 2009 (iv) the Consolidated Statements of Cash Flows for the years ended October 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Management contracts or compensatory plans or arrangements.
**XBRL
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2008 (No. 001-08551) of the Registrant.

(2)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on November 7, 2003.

(3)	Incorporated by reference to Exhibits to Registration Statement (No. 2-85198) on Form S-1 of the Registrant.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on November 7, 2011.

(5)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed December 9, 2008.

(6)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2004 (No. 001-08551) of the Registrant.

(7)	Incorporated by reference to Exhibits to Registration Statement (No. 333-127806) on Form S-4 of the Registrant.

(8)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2008 (No. 001-08551) of the Registrant.

(9)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on May 5, 2011.

(10)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed February 15, 2011.

(11)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on July 13, 2005.

(12)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2011 (No. 001-08551) of the Registrant.

(13)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 (No. 001-08551).

(14)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on October 26, 2009.

(15)	Incorporated by reference to Exhibits to Registration Statement (No. 333-115742) on Form S-4 of the Registrant.

(16)	Incorporated by reference to definitive Proxy Statement on Schedule 14A of the Registrant filed on February 1, 2010.

(17)	Incorporated by reference to Appendix C of the definitive Proxy Statement of the Registration on Schedule 14A filed on February 19, 2008.

(18)	Incorporated by reference to Exhibits to Registration Statement (No. 333-131982) on Form S-3 of the Registrant.

(19)	Incorporated by reference to Exhibits to Current Report of the Registrant on Form 8-K (No. 001-08551) filed on February 27, 2006.

(20)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551) filed on June 15, 2006.

(21)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2003 (No. 001-08551), of the Registrant.

(22)	Incorporated by reference to Exhibits to the Registration Statement (No. 001-08551) on Form 8-A of the Registrant filed August 14, 2008

(23)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 (No. 001-08551), of the Registrant.

(24)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant (No. 001-08551), filed December 21, 2009.

(25)	Incorporated by reference to Exhibits to Annual Report on Form 10-K for the year ended October 31, 2009 (No. 001-08551), of the Registrant.

(26)	Incorporated by reference to Exhibits to Current Report on Form 8-K (No. 001-08551) of the Registrant filed on March 22, 2010.

(27)	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 31, 2009 (No. 001-08551), of the Registrant.

(28)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q for the quarter ended January 31, 2006 (No. 001-08551) of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.

By:	/s/ ARA K. HOVNANIAN
Ara K. Hovnanian
Chairman of the Board, Chief Executive Officer, and President
December 30, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on December 30, 2011, and in the capacities indicated.

/s/ Ara K. Hovnanian	Chairman of the Board, Chief Executive Officer, President and Director
Ara K. Hovnanian	(Principal Executive Officer)

/s/ Brad G. O’Connor	Vice President - Chief Accounting Officer and Corporate Controller
Brad G. O’Connor	(Principal Accounting Officer)

/s/ Edward A. Kangas	Chairman of Audit Committee and Director
Edward A. Kangas

/s/ J. Larry Sorsby	Executive Vice President, Chief Financial Officer andDirector
J. Larry Sorsby	(Principal Financial Officer)

/s/ Stephen D. Weinroth	Chairman of Compensation Committee and Director
Stephen D. Weinroth

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hovnanian Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Hovnanian Enterprises, Inc. and subsidiaries (the "Company") as of October 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hovnanian Enterprises, Inc. and subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2011, based on the criteria established in Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 30, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Parsippany, NJ
December 30, 2011

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	October 31, 2011	October 31, 2010
ASSETS
Homebuilding:
Cash and cash equivalents	$244,356	$359,124
Restricted cash (Note 6)	73,539	108,983
Inventories (Note 14):
Sold and unsold homes and lots under development	720,149	591,729
Land and land options held for future development or sale	245,529	348,474
Consolidated inventory not owned:
Specific performance options	2,434	21,065
Variable interest entities (Note 19)	-	32,710
Other options	-	7,962
Total consolidated inventory not owned	2,434	61,737
Total inventories	968,112	1,001,940
Investments in and advances to unconsolidated joint ventures (Note 20)	57,826	38,000
Receivables, deposits, and notes	52,277	61,023
Property, plant, and equipment - net (Note 5)	53,266	62,767
Prepaid expenses and other assets	67,698	83,928
Total homebuilding	1,517,074	1,715,765
Financial services:
Cash and cash equivalents	6,384	8,056
Restricted cash (Note 6)	4,079	4,022
Mortgage loans held for sale (Note 7)	72,172	86,326
Other assets	2,471	3,391
Total financial services	85,106	101,795
Total assets	$1,602,180	$1,817,560

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	October 31, 2011	October 31, 2010
LIABILITIES AND EQUITY
Homebuilding:
Nonrecourse land mortgages (Note 8)	$26,121	$4,313
Accounts payable and other liabilities	303,633	319,749
Customers’ deposits (Note 6)	16,670	9,520
Nonrecourse mortgages secured by operating properties (Note 8)	19,748	20,657
Liabilities from inventory not owned (Note 19)	2,434	53,249
Total homebuilding	368,606	407,488
Financial services:
Accounts payable and other liabilities	14,517	16,142
Mortgage warehouse line of credit (Notes 7 and 8)	49,729	73,643
Total financial services	64,246	89,785
Notes payable:
Senior secured notes (Note 9)	786,585	784,592
Senior notes (Note 9)	802,862	711,585
Senior subordinated notes (Note 9)	-	120,170
TEU senior subordinated amortizing notes (Note 10)	13,323	-
Accrued interest (Notes 8 and 9)	21,331	23,968
Total notes payable	1,624,101	1,640,315
Income taxes payable (Note 13)	41,829	17,910
Total liabilities	2,098,782	2,155,498
Equity:
Hovnanian Enterprises, Inc. stockholders' equity deficit:
Preferred stock, $.01 par value - authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000, at October 31, 2011 and 2010	135,299	135,299
Common stock, Class A, $.01 par value - authorized 200,000,000 shares; issued 92,141,492 shares at October 31, 2011 and, 74,809,683 shares at October 31, 2010 (including 11,694,720 shares at October 31, 2011 and 2010 held in Treasury)	921	748
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) - authorized 30,000,000 shares; issued 15,252,212 shares at October 31, 2011 and 15,256,543 shares at October 31, 2010 (including 691,748 shares at October 31, 2011 and 2010 held in Treasury)	153	153
Paid in capital - common stock	591,696	463,908
Accumulated deficit	(1,109,506)	(823,419)
Treasury stock - at cost	(115,257)	(115,257)
Total Hovnanian Enterprises, Inc. stockholders' equity deficit	(496,694)	(338,568)
Noncontrolling interest in consolidated joint ventures	92	630
Total equity deficit	(496,602)	(337,938)
Total liabilities and equity	$1,602,180	$1,817,560

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands except per share data)	October 31, 2011	October 31, 2010	October 31, 2009
Revenues:
Homebuilding:
Sale of homes	$1,072,474	$1,327,499	$1,522,469
Land sales and other revenues	32,952	12,370	38,271
Total homebuilding	1,105,426	1,339,869	1,560,740
Financial services	29,481	31,973	35,550
Total revenues	1,134,907	1,371,842	1,596,290
Expenses:
Homebuilding:
Cost of sales, excluding interest	913,901	1,104,049	1,398,087
Cost of sales interest	74,676	84,440	105,814
Inventory impairment loss and land option write-offs (Note 14)	101,749	135,699	659,475
Total cost of sales	1,090,326	1,324,188	2,163,376
Selling, general and administrative	161,456	178,331	239,606
Total homebuilding expenses	1,251,782	1,502,519	2,402,982
Financial services	21,371	23,074	29,295
Corporate general and administrative	49,938	59,900	81,980
Other interest	97,169	97,919	94,655
Other operations	4,805	9,715	23,541
Total expenses	1,425,065	1,693,127	2,632,453
Gain on extinguishment of debt (Note 9)	7,528	25,047	410,185
(Loss) income from unconsolidated joint ventures (Note 20)	(8,958)	956	(46,041)
Loss before income taxes	(291,588)	(295,282)	(672,019)
State and federal income tax (benefit) provision (Note 13):
State	(3,924)	(6,536)	25,287
Federal	(1,577)	(291,334)	19,406
Total income taxes	(5,501)	(297,870)	44,693
Net (loss) income	$(286,087)	$2,588	$(716,712)
Per share data:
Basic:
(Loss) income per common share	$(2.85)	$0.03	$(9.16)
Weighted-average number of common shares outstanding	100,444	78,691	78,238
Assuming dilution:
(Loss) income per common share	$(2.85)	$0.03	$(9.16)
Weighted-average number of common shares outstanding	100,444	79,683	78,238

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	A Common Stock		B Common Stock		Preferred Stock
(Dollars In thousands)	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Non Controlling Interest	Total
Balance, November 1, 2008	62,109,159	$738	14,639,746	$153	5,600	$135,299	$418,626	$(109,295)	$(115,257)	$976	$331,240
Stock options, amortization and issuances							5,030				5,030
Stock option cancellations							15,687				15,687
Restricted stock amortization, issuances and forfeitures	506,640	6					16,127				16,133
Conversion of Class B to Class A common stock	66,427		(66,427)
Noncontrolling interest in consolidated joint ventures										(246)	(246)
Net loss								(716,712)			(716,712)
Balance, November 1, 2009	62,682,226	744	14,573,319	153	5,600	135,299	455,470	(826,007)	(115,257)	730	(348,868)
Stock options, amortization and issuances	152,590	1					5,094				5,095
Restricted stock amortization, issuances and forfeitures	271,623	3					3,344				3,347
Conversion of Class B to Class A common stock	8,524		(8,524)
Noncontrolling interest in consolidated joint ventures										(100)	(100)
Net income								2,588			2,588
Balance, November 1, 2010	63,114,963	748	14,564,795	153	5,600	135,299	463,908	(823,419)	(115,257)	630	(337,938)
Stock options, amortization and issuances							4,377				4,377
Restricted stock amortization, issuances and forfeitures	414,320	4					589				593
Stock Issuance February 14, 2011 offering	13,512,500	135					54,764				54,899
Issuance of prepaid common stock purchase contracts							68,092				68,092
Settlement of prepaid common stock purchase contracts	3,400,658	34					(34)
Conversion of Class B to Class A common stock	4,331		(4,331)

Noncontrolling interest in consolidated joint ventures										(538)	(538)
Net loss								(286,087)			(286,087)
Balance, October 31, 2011	80,446,772	$921	14,560,464	$153	5,600	$135,299	$591,696	$(1,109,506)	$(115,257)	$92	$(496,602)

See notes to consolidated financial statements.

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	October 31, 2011	October 31, 2010	October 31, 2009
Cash flows from operating activities:
Net (loss) income	$(286,087)	$2,588	$(716,712)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	9,340	12,576	18,527
Compensation from stock options and awards	6,219	8,706	13,218
Stock option cancellations	-	-	15,687
Amortization of bond discounts and deferred financing costs	6,047	5,051	15,479
(Gain) loss on sale and retirement of property and assets	(266)	(69)	487
Loss (income) from unconsolidated joint ventures	8,958	(956)	46,041
Distributions of earnings from unconsolidated joint ventures	1,583	2,251	4,093
Gain on extinguishment of debt	(7,528)	(25,047)	(410,185)
Inventory impairment and land option write-offs	101,749	135,699	659,475
Decrease (increase) in assets:
Mortgage notes receivable	14,154	(16,780)	21,056
Restricted cash, receivables, prepaids, deposits, and other assets	59,686	40,400	(74,293)
Inventories	(88,385)	(27,726)	354,676
State and federal income tax assets	-	-	126,826
Increase (decrease) in liabilities:
State and federal income tax liabilities	23,919	(44,444)	62,354
Customers’ deposits	7,150	(9,291)	(9,865)
Accounts payable, accrued interest and other accrued liabilities	(63,954)	(50,471)	(156,592)
Net cash (used in) provided by operating activities	(207,415)	32,487	(29,728)
Cash flows from investing activities:
Proceeds from sale of property and assets	1,341	474	1,069
Purchase of property, equipment, and other fixed assets and acquisitions	(826)	(2,456)	(750)
Investment in and advances to unconsolidated joint ventures	(4,071)	(5,262)	(32,185)
Distributions of capital from unconsolidated joint ventures	4,751	7,228	11,959
Net cash provided by (used in) investing activities	1,195	(16)	(19,907)
Cash flows from financing activities:
Proceeds from mortgages and notes	16,614	9,125	-
Payments related to mortgages and notes	(14,247)	(5,662)	(2,368)
Net proceeds from Senior Notes	151,220	-	-
Net proceeds from Senior Secured Notes	12,660	-	752,046
Net proceeds from TEU issuance	83,707	-	-
Net proceeds from Common Stock issuance	54,899	-	-
Net (payments) proceeds related to mortgage warehouse lines of credit	(23,914)	17,786	(28,934)
Deferred financing cost from note issuances	(5,396)	(1,656)	-
Principal payments and debt repurchases	(185,763)	(111,576)	(1,092,473)
Net cash provided by (used in) financing activities	89,780	(91,983)	(371,729)
Net decrease in cash and cash equivalents	(116,440)	(59,512)	(421,364)
Cash and cash equivalents balance, beginning of year	367,180	426,692	848,056
Cash and cash equivalents balance, end of year	$250,740	$367,180	$426,692
Supplemental disclosures of cash flows:
Cash received during the year for:
Income taxes	$(28,008)	$(253,425)	$(145,443)

Supplemental disclosure of noncash investing activities:

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

HOVNANIAN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1. Basis of Presentation

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and include our accounts and those of all wholly-owned subsidiaries, and variable interest entities in which we are deemed to be the primary beneficiary, after elimination of all significant intercompany balances and transactions.  Our fiscal year ends October 31.

2. Business

Our operations consist of homebuilding, financial services, and corporate. Our homebuilding operations are made up of six reportable segments defined as Northeast, Mid-Atlantic, Midwest, Southeast, Southwest, and West. Homebuilding operations comprise the substantial part of our business, with approximately 97% of consolidated revenues for the years ended October 31, 2011, 2010, and 2009. We are a Delaware corporation, currently building and selling homes in 192 consolidated new home communities in Arizona, California, Delaware, Florida, Georgia, Illinois, Maryland, Minnesota, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Texas, Virginia, Washington, D.C., and West Virginia. We offer a wide variety of homes that are designed to appeal to first-time buyers, first and second-time move-up buyers, luxury buyers, active adult buyers, and empty nesters. Our financial services operations, which are a reportable segment, provide mortgage banking and title services to the homebuilding operations’ customers. We do not retain or service the mortgages that we originate but rather sell the mortgages and related servicing rights to investors. Corporate primarily includes the operations of our corporate office whose primary purpose is to provide executive services, accounting, information services, human resources, management reporting, training, cash management, internal audit, risk management, and administration of process redesign, quality, and safety.

See Note 11 “Operating and Reporting Segments” for further disclosure of our reportable segments.

3. Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could have a significant impact on the financial statements.

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

Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales.  Mortgage investors could seek to have us buy back loans or compensate them from losses incurred on mortgages we have sold based on claims that we breached our limited representations and warranties.  We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to the sellers’ representations and warranties in particular loan sale agreements.  To date, we have not made significant payments to the purchasers of our loans and we have established reserves for probable losses.  Included in mortgage loans held for sale at October 31, 2011 is $1.0 million of mortgage loans, which represent the fair value of loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

Interest Income Recognition for Mortgage Loans Receivable and Recognition of Related Deferred Fees and Costs- Interest income is recognized as earned for each mortgage loan during the period from the loan closing date to the sale date when legal control passes to the buyer, and the sale price is collected. All fees related to the origination of mortgage loans and direct loan origination costs are expensed when incurred, given the short term holding period for our loans. These fees and costs include loan origination fees, loan discount, and salaries and wages.

Cash and Cash Equivalents - Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased. Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts. We believe we mitigate this risk by depositing our cash in major financial institutions. At October 31, 2010, $317.1 million of the total cash and cash equivalents was in cash equivalents, the book value of which approximates fair value.  At October 31, 2011, we had no cash equivalents as the full balance of cash and cash equivalents was held as cash.

Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer deposits, mortgage loans held for sale, nonrecourse land and operating properties mortgages, mortgage warehouse line of credit, accrued interest, and the senior secured and senior notes payable and the 7.25% Tangible Equity Units. The fair value of the senior secured and senior notes payable and the 7.25% Tangible Equity Units is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

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

We have decided to mothball (or stop development on) certain communities where we determine the current performance does not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". As of October 31, 2011, the book value of the 59 mothballed communities was $150.7 million, net of impairment charges of $498.8 million. We continually review communities to determine if mothballing is appropriate. During fiscal 2011, we mothballed eight communities, re-activated four and sold three communities which were previously mothballed communities.

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

The projected operating profits, losses, or cash flows of each community can be significantly impacted by our estimates of the following:

●	future base selling prices;

●	future home sales incentives;

●	future home construction and land development costs; and

●	future sales absorption pace and cancellation rates.

These estimates are dependent upon specific market conditions for each community. While we consider available information to determine what we believe to be our best estimates as of the end of a quarterly reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact our estimates for a community include:

●
the intensity of competition within a market, including available home sales prices and home sales incentives offered by our competitors, including foreclosed homes where they have an impact on our ability to sell homes;

●	the current sales absorption pace for both our communities and competitor communities;

●	community-specific attributes, such as location, availability of lots in the market, desirability and uniqueness of our community, and the size and style of homes currently being offered;

●	potential for alternative product offerings to respond to local market conditions;

●	changes by management in the sales strategy of the community; and

●	current local market economic and demographic conditions and related trends and forecasts.

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

If the undiscounted cash flows are more than the carrying amount of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2006 to October 31, 2011 range from 13.5% to 20.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $22.8 million of our total inventories at October 31, 2011, and are reported at the lower of carrying amount or fair value less costs to sell. In determining the fair value of land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

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

Interest costs incurred, expensed and capitalized were:

	Year Ended
(Dollars in thousands)	October 31, 2011	October 31, 2010	October 31, 2009
Interest capitalized at beginning of year	$136,288	$164,340	$170,107
Plus interest incurred(1)	156,998	154,307	194,702
Less cost of sales interest expensed	74,676	84,440	105,814
Less other interest expensed(2)(3)	97,169	97,919	94,655
Interest capitalized at end of year(4)	$121,441	$136,288	$164,340

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)
Other interest expensed is comprised of interest that does not qualify for capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt.  Interest on completed homes and land in planning which does not qualify for capitalization, is expensed.

(3)
Cash paid for interest, net of capitalized interest is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Year Ended
(Dollars in thousands)	October 31, 2011	October 31, 2010	October 31, 2009
Other interest expensed	$97,169	$97,919	$94,655
Interest paid by our mortgage and finance subsidiaries	1,959	1,848	1,728
Decrease in accrued interest	2,637	2,110	46,399
Cash paid for interest, net of capitalized interest	$101,765	$101,877	$142,782

(4)
We have incurred significant inventory impairments in recent years, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts above are shown gross before allocating any portion of the impairments to capitalized interest.

Land Options - Costs incurred to obtain options to acquire improved or unimproved home sites are capitalized. Such amounts are either included as part of the purchase price if the land is acquired or charged to “Inventory impairments loss and land option write-offs” if we determine we will not exercise the option. If the options are with variable interest entities and we are the primary beneficiary, we record the land under option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”.  If the option obligation is to purchase under specific performance or has terms that require us to record it as financing, then we record the option on the Consolidated Balance Sheets under “Consolidated inventory not owned” with an offset under “Liabilities from inventory not owned”. In accordance with ASC 810-10 “Consolidation - Overall”, we record costs associated with other options on the Consolidated Balance Sheets under “Land and land options held for future development or sale.”

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business.  The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall”, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2009, we wrote down certain joint venture investments by $26.4 million.  There were no write-downs in fiscal 2010 and 2011.

Deferred Bond Issuance Costs - Costs associated with the issuance of our senior secured, senior and senior subordinated amortizing notes are capitalized and amortized over the associated term of each note’s issuance.

Debt Issued At a Discount - Debt issued at a discount to the face amount is accreted up to its face amount utilizing the effective interest method over the term of the note and recorded as a component of other interest on the Consolidated Statements of Operations.

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

Advertising Costs - Advertising costs are expensed as incurred.  During the years ended October 31, 2011, 2010, and 2009, advertising costs expensed totaled to $20.3 million, $18.2 million and $19.3 million, respectively.

Deferred Income Taxes - Deferred income taxes are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years to recover the deferred tax assets. In accordance with ASC 740-10, “Income Taxes - Overall”, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740-10 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.

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

In July 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock. As of October 31, 2011, approximately 3.4 million shares have been purchased under this program, none of which were repurchased during the three years ended October 31, 2011.

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

Preferred Stock - On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000 per share. Dividends on the Series A Preferred Stock are not cumulative and are paid at an annual rate of 7.625%. The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance. The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock. The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP.” In fiscal 2011, 2010 and 2009, we did not pay any dividends on the Series A Preferred Stock due to covenant restrictions in our indentures.

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

The fair value of option awards is established at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for October 31, 2011, October 31, 2010 and October 31, 2009: risk free interest rate of  2.99%, 3.24% and 3.89%, respectively; dividend yield of zero; historical volatility factor of the expected market price of our common stock of  0.94 for the year ended 2011, 0.90 for the year ended 2010, and 0.83 for the year ended 2009; a weighted-average expected life of the option of 7.25 years for 2011, 7.12 years for 2010 and, 5.92 years for 2009; and an estimated forfeiture rate of 14.93% for fiscal 2011, 13.42% for fiscal 2010, 12.58% for fiscal 2009.  The benefits of tax deductions in excess of recognized compensation cost are reported as both a financing cash inflow and an operating cash outflow.

Compensation cost arising from nonvested stock granted to employees and from nonemployee stock awards is recognized as expense using the straight-line method over the vesting period.

For the years ended October 31, 2011, October 31, 2010 and October 31, 2009, total stock-based compensation expense was $6.2 million, $8.7 million and $28.9 million, respectively. Included in this total stock-based compensation expense was incremental expense for stock options of $4.4 million, $5.0 million and $20.7 million for the years ended October 31, 2011, October 31, 2010 and October 31, 2009, respectively.  Because we are currently in a position of fully reserving any tax benefits generated from losses, the amount net of tax is not presented.

Per Share Calculations - Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period.  The basic weighted-average number of shares includes 13.0 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which are issuable in the future with no additional cash required to be paid by the holders thereof. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

For the years ended October 31, 2011 and October 31, 2009, 0.3 million and 0.3 million, respectively, of incremental shares attributed to non-vested stock and outstanding options to purchase common stock were excluded from the computation of diluted EPS because we had a net loss for the period, and any incremental shares would not be dilutive. For the year ended October 31, 2010, diluted earnings per common share was computed using the weighted average number of shares outstanding adjusted for the 1.0 million incremental shares attributed to non-vested stock and outstanding options to purchase common stock.

In addition, shares related to out-of-the money stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS were 5.1 million, 4.6 million and 6.8 million for the years ended October 31, 2011, 2010 and 2009, respectively, because to do so would have been anti-dilutive for the periods presented.

Computer Software Development - In accordance with ASC 350-10 “Intangibles - Goodwill and Other”, we capitalize certain costs incurred in connection with developing or obtaining software for internal use. Once the software is substantially complete and ready for its intended use, the capitalized costs are amortized over the systems' estimated useful life.

Noncontrolling Interest - The guidance contained in ASC 810 requires a non-controlling interest in a subsidiary to be reported as equity and the amount of consolidated net income or loss specifically attributable to the non-controlling interest to be identified in the consolidated financial statements.  Our net income (loss) attributable to non-controlling interest is insignificant for all periods presented and therefore is reported in "Other operations" in the Consolidated Statements of Operations.

Recent Accounting Pronouncements - In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). The guidance changes certain fair value measurement principles and expands the disclosure requirements, particularly for Level 3 fair value measurements. The guidance is effective for the Company beginning February 1, 2012 and is to be applied prospectively. The adoption of this guidance, which relates primarily to disclosure, is not expected to have a material impact on our Consolidated Financial Statements.

Reclassifications – Certain amounts in the 2009 and 2010 Consolidated Financial Statements have been reclassified to conform to the 2011 presentation.

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

Years Ending October 31,	(In Thousands)
2012	$11,790
2013	9,670
2014	7,884
2015	7,084
2016	6,007
After 2016	2,267
Total	$44,702

Net rental expense for the three years ended October 31, 2011, 2010 and 2009, was $15.3 million, $19.9 million and $54.9 million, respectively. These amounts include rent expense for various month-to-month leases on model homes, furniture, and equipment. These amounts also include abandoned lease cost accruals, as well as the amortization of those accruals over the lease term, for leased space that we have abandoned due to our reduction in size and consolidation of certain locations.  Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

5. Property, Plant and Equipment

Homebuilding property, plant, and equipment consists of land, land improvements, buildings, building improvements, furniture, and equipment used to conduct day-to-day business and are recorded at cost less accumulated depreciation.

Property, plant, and equipment balances as of October 31, 2011 and 2010 were as follows:

	October 31,
(In thousands)	2011	2010

Land	$2,398	$3,932
Buildings	66,833	68,141
Building improvements	11,832	13,483
Furniture	7,239	8,498
Equipment	40,348	41,751
Total	128,650	135,805
Less accumulated depreciation	75,384	73,038
Total	$53,266	$62,767

6. Restricted Cash and Deposits

“Restricted cash” on the Consolidated Balance Sheets, amounting to $77.6 million and $113.0 million as of October 31, 2011 and 2010, respectively, primarily represents cash collateralizing our letter of credit agreements and facilities and is discussed in Note 8.  In addition, we collateralize our surety bonds with cash.  The balances of this surety bond collateral were $12.8 million and $14.5 million at October 31, 2011 and 2010, respectively.  The remaining balance is for customers’ deposits of $7.1 million and $6.2 million as of October 31, 2011 and 2010, respectively, which are restricted from use by us.

Total “Customers’ deposits” are shown as a liability on the Consolidated Balance Sheets. These liabilities are significantly more than the applicable years’ escrow cash balances because in some states the deposits are not restricted from use and in other states we are able to release the majority of this escrow cash by pledging letters of credit and surety bonds.

7. Mortgage Loans Held for Sale

Our mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market with servicing released within a short period of time. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value with the changes in the value recorded in net income (loss).  Gains and losses on changes in the fair value are recognized in the Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities, interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to investors to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counter-party or investor in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Statements of Operations in “Revenues: Financial services”. Loans held for sale of $1.0 million and $1.1 million at October 31, 2011 and 2010, respectively, represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.  The activity in our loan origination reserves in fiscal 2011 and 2010 was as follows:

	Twelve Months Ended
	October 31,
(In thousands)	2011	2010

Loan origination reserves, beginning of period	$5,486	$1,753
Provisions for losses during the period	2,108	4,457
Adjustments to pre-existing provisions for losses from changes in estimates	(1,520)	797
Payments/settlements	(1,011)	(1,521)
Loan origination reserves, end of period	$5,063	$5,486

At October 31, 2011 and 2010, respectively, $52.7 million and $74.8 million of such mortgages held for sale were pledged against our mortgage warehouse line of credit (see Note 8). We may incur losses with respect to mortgages that were previously sold that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have not made significant payments associated with our loans. We have reserves for potential losses on mortgages we previously sold. The reserves are included in the "Mortgage loans held for sale" balance on the Consolidated Balance Sheet.

8. Mortgages and Notes Payable

We have nonrecourse mortgages for a small number of our communities totaling $26.1 million as well as our corporate headquarters totaling $19.7 million which are secured by the related real property and any improvements. These loans have installment obligations with annual principal maturities in the years ending October 31 of approximately: $27.1 million in 2012, $1.0 million in 2013, $1.1 million in 2014, $1.2 million in 2015, $1.3 million in 2016 and $14.1 million after 2016. The interest rates on these obligations range from 5.0 % to 10.0 % at October 31, 2011.

In connection with the issuance of our senior secured first lien notes in the fourth quarter of fiscal 2009, we terminated our revolving credit facility and refinanced the borrowing capacity thereunder.  Also in connection with the refinancing, we entered into certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $54.1 million and $89.5 million of letters of credit outstanding as of October 31, 2011 and October 31, 2010, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of October 31, 2011 and October 31, 2010, the amount of cash collateral in these segregated accounts was $57.7 million and $92.3 million, respectively, which is reflected in “Restricted cash” on the Consolidated Balance Sheets.

Average interest rates and average balances outstanding under the revolving credit facility (as in effect at such year end) are as follows:

(Dollars in thousands)	October 31, 2009
Average monthly outstanding borrowings	$25,000
Average interest rate during period	5.0%
Average interest rate at end of period(1) (2)	0.0%
Maximum outstanding at any month end	$100,000

(1)	Average interest rate at the end of the period excludes any charges on unused loan balances.
(2)
Not applicable as there was no amount outstanding at October31, 2009. We terminated our then existing amended credit facility on October 20, 2009, in connection with the issuance of our senior secured first lien notes.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 4, 2012. The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.50% to 3.0% based on the takeout investor and type of loan. As of October 31, 2011, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $49.7 million.  We had a second Master Repurchase Agreement with Citibank, N.A. (“Citibank Master Repurchase Agreement”) which was terminated on April 5, 2011.

The Chase Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of October 31, 2011, we believe we were in compliance with the covenants of the Chase Master Repurchase Agreement.

9. Senior Secured, Senior and Senior Subordinated Notes

Senior Secured, Senior and Senior Subordinated Notes balances as of October 31, 2011 and 2010, were as follows:

	Year Ended
(In thousands)	October 31, 2011	October 31, 2010
Senior Secured Notes:
11 1/2% Senior Secured Notes due May 1, 2013 (net of discount)	$0	$475
10 5/8% Senior Secured Notes due October 15, 2016 (net of discount)	786,585	772,415
18% Senior Secured Notes due May 1, 2017	0	11,702
Total Senior Secured Notes	$786,585	$784,592
Senior Notes:
8% Senior Notes due April 1, 2012 (net of discount)	$0	$35,475
6 1/2% Senior Notes due January 15, 2014	53,373	54,373
6 3/8% Senior Notes due December 15, 2014	29,214	29,214
6 1/4% Senior Notes due January 15, 2015	52,720	52,720
11 7/8% Senior Notes due October 15, 2015 (net of discount)	127,488	0
6 1/4% Senior Notes due January 15, 2016 (net of discount)	171,880	171,616
7 1/2% Senior Notes due May 15, 2016	172,269	172,269
8 5/8% Senior Notes due January 15, 2017	195,918	195,918
Total Senior Notes	$802,862	$711,585
Senior Subordinated Notes:
8 7/8% Senior Subordinated Notes due April 1, 2012	$0	$66,639
7 3/4% Senior Subordinated Notes due May 15, 2013	0	53,531
Total Senior Subordinated Notes	$0	$120,170
TEU Senior Subordinated Amortizing Notes:
7 1/4% TEU Senior Subordinated Amortizing Notes due February 15, 2014	$13,323	$0

Except for K. Hovnanian Enterprises, Inc. ("K. Hovnanian"), the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated notes outstanding at October 31, 2011 (see Note 22 to the Consolidated Financial Statements).  In addition, the 5.0% Senior Secured Notes due 2021 and the 2.0% Senior Secured Notes due 2021 are guaranteed by the Secured Group. Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.  The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian,  to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of October 31, 2011, we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

If our consolidated fixed charge coverage ratio, as defined in the indentures governing our senior secured and senior subordinated notes, is less than 2.0 to 1.0, we are restricted from making certain payments, including dividends, and from incurring indebtedness other than certain permitted indebtedness, refinancing indebtedness, and non-recourse indebtedness. As a result of this restriction, we are currently restricted from paying dividends, which are not cumulative, on our 7.625% Series A Preferred Stock. If current market trends continue or worsen, we will continue to be restricted from paying dividends for the foreseeable future.  Our inability to pay dividends is in accordance with covenant restrictions and will not result in a default under our bond indentures or otherwise affect compliance with any of the covenants contained in the bond indentures.

On March 26, 2002, K. Hovnanian issued $100 million 8% Senior Notes due 2012 and $150 million 8 7/8% Senior Subordinated Notes due 2012. The 8% Senior Notes were issued at a discount to yield 8.125% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. Interest on both notes is paid semi-annually. The notes were redeemable in whole or in part, at any time on or after April 1, 2007, at our option at redemption prices expressed as percentages of principal amount that decline to 100% on April 1, 2010. The proceeds were used to redeem the remainder of 9 3/4% Subordinated Notes due June 1, 2005, repay a portion of a term loan facility, repay the then current outstanding indebtedness under our revolving credit facility, and the remainder for general corporate purposes. As of October 31, 2011, these notes were fully redeemed.

On May 9, 2003, K. Hovnanian issued $150 million 7 3/4% Senior Subordinated Notes due 2013. The notes were redeemable in whole or in part, at any time on or after May 15, 2008, at redemption prices expressed as percentages of principal amount that decline to 100% on May 15, 2011. The net proceeds of the note offering were used to repay the indebtedness then outstanding under the revolving credit facility and the remainder for general corporate purposes. As of October 31, 2011, these notes were fully redeemed.

On November 3, 2003, K. Hovnanian issued $215 million 6 1/2% Senior Notes due 2014. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used for general corporate purposes. These notes were the subject of a November 2011 exchange offer discussed below.

On March 18, 2004, K. Hovnanian issued $150 million 6 3/8% Senior Notes due 2014. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used to redeem all of our $150 million outstanding 9 1/8% Senior Notes due 2009, which occurred on May 3, 2004, and for general corporate purposes. Also on March 18, 2004, we paid off our $115 million Term Loan with available cash. These notes were the subject of a November 2011 exchange offer discussed below.

On November 30, 2004, K. Hovnanian issued $200 million 6 1/4% Senior Notes due 2015 and $100 million 6% Senior Subordinated Notes due 2010. The notes are redeemable in whole or in part at our option at 100% of their principal amount upon payment of a make-whole price. The net proceeds of the issuance were used to repay the outstanding balance on our revolving credit facility and for general corporate purposes. These notes were the subject of a November 2011 exchange offer discussed below.

On August 8, 2005, K. Hovnanian issued $300 million 6 1/4% Senior Notes due 2016. The 6 1/4% Senior Notes were issued at a discount to yield 6.46% and have been reflected net of the unamortized discount in the accompanying Consolidated Balance Sheets. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay the outstanding balance under our revolving credit facility as of August 8, 2005, and for general corporate purposes, including acquisitions. These notes were the subject of a November 2011 exchange offer discussed below.

On February 27, 2006, K. Hovnanian issued $300 million of 7 1/2% Senior Notes due 2016. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay a portion of the outstanding balance under our revolving credit facility as of February 27, 2006. These notes were the subject of a November 2011 exchange offer discussed below.

On June 12, 2006, K. Hovnanian issued $250 million of 8 5/8% Senior Notes due 2017. The notes are redeemable in whole or in part at our option at 100% of their principal amount plus the payment of a make-whole amount. The net proceeds of the issuance were used to repay a portion of the outstanding balance under our revolving credit facility as of June 12, 2006. These notes were the subject of a November 2011 exchange offer discussed below.

On May 27, 2008, K. Hovnanian issued $600 million ($594.4 million net of discount) of 11 1/2% Senior Secured Notes due 2013. The notes were secured, subject to permitted liens and other exceptions, by a second-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors to the extent such assets secured obligations under the 10 5/8% Senior Secured Notes due 2016. The notes were redeemable in whole or in part at our option at 102% of principal commencing November 1, 2010, 101% of principal commencing May 1, 2011, and 100% of principal commencing May 1, 2012. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before May 1, 2011, with the net cash proceeds from certain equity offerings at 111.50% of principal. A portion of the net proceeds of the issuance were used to repay the outstanding balance under the then existing amended credit facility.  These second lien notes were the subject of tender offers, and notes that remained outstanding following such tender offers were subsequently redeemed, as discussed below.

On December 3, 2008, K. Hovnanian issued $29.3 million of 18.0% Senior Secured Notes due 2017 in exchange for $71.4 million of various series of our unsecured senior notes. This exchange resulted in a recognized gain on extinguishment of debt of $41.3 million, net of the write-off of unamortized discounts and fees. The notes were secured, subject to permitted liens and other exceptions, by a third-priority lien on substantially all of the assets owned by us, K. Hovnanian, and the guarantors to the extent such assets secured obligations under our first-priority and second-priority secured notes. The notes were redeemable in whole or in part at our option at 102% of principal commencing May 1, 2011, 101% of principal commencing November 1, 2011, and 100% of principal commencing November 1, 2012. These third lien notes were the subject of tender offers, and notes that remained outstanding following such tender offers were subsequently redeemed, as discussed below.

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

On October 20, 2009, K. Hovnanian issued $785.0 million ($770.9 million net of discount) of 10 5/8% Senior Secured Notes due October 15, 2016. The notes are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets owned by us, K. Hovnanian and the guarantors. The notes are redeemable in whole or in part at our option at 107.969% of principal commencing October 15, 2012, 105.313% of principal commencing October 15, 2013, 102.656% of principal commencing October 15, 2014, and 100% of principal commencing October 15, 2015. In addition, we may redeem up to 35% of the aggregate principal amount of the notes before October 15, 2012 with the net proceeds from certain equity offerings at 110.625% of principal. The net proceeds from this issuance, together with cash on hand, were used to fund certain cash tender offers for our then outstanding second and third lien senior secured notes and certain series of our unsecured notes. In May 2011, we issued $12.0 million of additional 10 5/8% Senior Secured Notes as discussed below.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian (the issuer of the senior secured notes) and the guarantors. At October 31, 2011, the aggregate book value of the real property collateral securing these notes was approximately $675.6 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $184.8 million as of October 31, 2011, which includes $57.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate investments.

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

During the year ended October 31, 2009, we repurchased in open market transactions $11.3 million principal amount of 8% Senior Notes due 2012, $64.4 million principal amount of 6 1/2% Senior Notes due 2014, $40.6 million principal amount of 6 3/8% Senior Notes due 2014, $71.7 million principal amount of 6 1/4% Senior Notes due 2015, $88.9 million principal amount of 6 1/4% Senior Notes due 2016, $78.5 million principal amount of 7 1/2% Senior Notes due 2016, $41.8 million principal amount of 8 5/8% Senior Notes due 2017, $68.6 million principal amount of 6% Senior Subordinated Notes due 2010, $80.1 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $82.6 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $255.4 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $368.0 million for the year ended October 31, 2009, net of the write-off of unamortized discounts and fees. The gains from the exchange and repurchases are included in the Consolidated Statement of Operations as "Gain of extinguishment of debt".

On January 15, 2010, the remaining $13.6 million of our 6% Senior Subordinated Notes due 2010 matured and was paid.  During the year ended October 31, 2010, we repurchased in open market transactions $27.0 million principal amount of 6 1/2% Senior Notes due 2014, $54.5 million principal amount of 6 3/8% Senior Notes due 2014, $29.5 million principal amount of 6 1/4% Senior Notes due 2015, $1.4 million principal amount of 8 7/8% Senior Subordinated Notes due 2012, and $11.1 million principal amount of 7 3/4% Senior Subordinated Notes due 2013. The aggregate purchase price for these repurchases was $97.9 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $25.0 million during the year ended October 31, 2010, net of the write-off of unamortized discounts and fees.

On February 14, 2011, K. Hovnanian issued $155.0 million aggregate principal amount of 11 7/8% Senior Notes due 2015, which are guaranteed by us and substantially all of our subsidiaries.  The Senior Notes bear interest at a rate of 11 7/8% per annum, which is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2011, and mature on October 15, 2015. These notes were the subject of a November 2011 exchange offer discussed below.

The net proceeds from the issuances of the 11 7/8% Senior Notes due in 2015, Class A Common Stock (see Note 3) and 7.25% Tangible Equity Units (see Note 10) were approximately $286.2 million, a portion of which were used to fund the purchase through tender offers, on February 14, 2011, of the following series of K. Hovnanian’s senior and senior subordinated notes:  approximately $24.6 million aggregate principal amount of 8% Senior Notes due 2012, $44.1 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2012 and $29.2 million aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2013 (the “2013 Notes” and, together with the 2012 Senior Notes and the 2012 Senior Subordinated Notes, the “Tender Offer Notes”). On February 14, 2011, K. Hovnanian called for redemption on March 15, 2011 all Tender Offer Notes that were not tendered in the tender offers for an aggregate redemption price of approximately $60.1 million.  Such redemptions were funded with proceeds from the offerings of the Class A Common Stock, the Tangible Equity Units and the Senior Notes.

On May 4, 2011, K. Hovnanian issued $12.0 million of additional 10 5/8% Senior Secured Notes due 2016 resulting in net proceeds of approximately $11.6 million. On June 3, 2011 we used these net proceeds together with cash on hand, as well as cash on hand, to fund the redemption of the remaining outstanding principal amount ($0.5 million) of our 11 1/2% Senior Secured Notes due 2013 and the remaining outstanding principal amount ($11.7 million) of our 18.0% Senior Secured Notes due 2017.

During the three months ended October 31, 2011 we completed a number of open market repurchases. These included $24.6 million principal amount of 11 7/8% Senior Notes due 2015, and $1.0 million principal amount of 6 1/2% Senior Notes due 2014. The aggregate purchase price for these repurchases was $14.0 million, plus accrued and unpaid interest. These repurchases resulted in a gain on extinguishment of debt of $10.6 million, net of the write-off of unamortized discounts and fees. The gains from the repurchases are included in the Consolidated Statement of Operations as “Gain on extinguishment of debt”.

At October 31, 2011, we had total issued and outstanding $1,617.4 million ($1,602.8 million, net of discount) senior secured, senior notes, and senior subordinated amortizing notes (See Note 10). These notes have annual principal maturities in the following years ending October 31: $4.9 million in 2012, $5.5 million in 2013, $56.4 million in 2014, $212.3 million in 2015, and $1,338.3 million thereafter.

On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 in exchange for $195.0 million of K. Hovnanian's unsecured senior notes as follows: $16.7 million in aggregate principal amount of 6 1/2% Senior Notes due 2014, $26.2 million in aggregate principal amount of 6 3/8% Senior Notes due 2014, $67.6 million in aggregate principal amount of 11 7/8% Senior Notes due 2015, $31.3 million in aggregate principal amount of 6 1/4% Senior Notes due 2015, $13.3 million in aggregate principal amount of 6 1/4% Senior Notes due 2016, $20.7 million in aggregate principal amount of 7 1/2% Senior Notes due 2016 and $19.2 million in aggregate principal amount of 8 5/8% Senior Notes due 2017.  Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million). The 5.0% Senior Secured Notes and the 2.0% Senior Secured Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and will vote together as a single class.  These secured notes are guaranteed by each of Hovnanian’s subsidiaries, except for its home mortgage subsidiaries, certain of its joint ventures, joint venture holding companies (other than members of the “Secured Group” (as defined below)), and certain of its title insurance subsidiaries. The guarantees of K. Hovnanian JV Holdings, L.L.C. and its subsidiaries other than certain joint ventures and joint venture holding companies (collectively, the “Secured Group”), are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of October 31, 2011, the collateral securing the guarantees primarily included $135.9 million of cash and cash equivalents and equity interest in guaranters that are members of the Secured Group. Subsequent to such date, cash uses include general business operations and real estate and other investments. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $47.8 million as of October 31, 2011; this equity is not pledged to secure, and is not collateral for, these senior secured notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior and senior secured notes and Amortizing Notes (as defined below), and thus have not guaranteed such indebtedness. These senior secured notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.”  In addition, we may redeem up to 35% of the aggregate principal amount of the notes before November 1, 2014 with the net cash proceeds from certain equity offerings at 105.0% (in the case of the 5.0% Secured Notes) and 102.0% (in the case of the 2.0% Secured Notes) of principal. The accounting for the exchange is being treated as a Troubled Debt Restructuring. Under this accounting, the Company would not recognize any gain or loss on extinguishment of debt. See Note 24 to the Consolidated Financial Statements for further discussion.

After the above November 1, 2011 transactions, we had $992.0 million of outstanding senior secured notes ($967.4 million, net of discount), comprised of $797.0 million 10 5/8% Senior Secured Notes due 2016, $53.2 million 2.0% Senior Secured Notes due 2021 and $141.8 million 5.0% Senior Secured Notes due 2021. We also had $612.1 million of outstanding senior notes ($609.5 million, net of discount), comprised of $36.7 million 6 1/2% Senior Notes due 2014, $3.0 million 6 3/8% Senior Notes due 2014, $21.4 million 6 1/4% Senior Notes due 2015, $159.9 million 6 1/4% Senior Notes due 2016, $151.5 million 7 1/2% Senior Notes due 2016, $176.8 million 8 5/8% Senior Notes due 2017 and $62.8 million 11 7/8% Senior Notes due 2015. In addition, we had outstanding $13.3 million 7.25% Tangible Equity Units discussed below.

Separate from the above, in the first quarter of fiscal 2012, we repurchased approximately $44 million principal amount of our unsecured senior notes for an aggregate purchase price of approximately $19 million in cash, excluding cash paid for interest, resulting in an approximate gain on extinguishment of debt of $25 million.

10. Tangible Equity Units

On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “Units”), and on February 14, 2011, we issued an additional 450,000 Units pursuant to the over-allotment option granted to the underwriters. Each Unit initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, an “Amortizing Note”).  The Amortizing Notes have an aggregate principal amount of $13.3 million as of October 31, 2011.  On each February 15, May 15, August 15 and November 15, commencing on May 15, 2011, K. Hovnanian will pay holders of Amortizing Notes equal quarterly cash installments of $0.453125 per Amortizing Note (except for the May 15, 2011 installment payment, which was $0.483334 per Amortizing Note), which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of Units. Each installment constitutes a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Amortizing Note, allocated as set forth in the amortization schedule provided in the indenture under which the Amortizing Notes were issued.  The Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Amortizing Notes, except in certain circumstances as described in the indenture governing Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment).  Each Unit may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.  The Amortizing Note component of the Units is recorded as debt, and the Purchase Contract component of the Units is recorded in equity as additional paid in capital.  We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital.  As of October 31, 2011, 0.7 million Purchase Contracts have been converted into 3.4 million shares of our Class A Common Stock.

11. Operating and Reporting Segments

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

Homebuilding:
 (1) Northeast (New Jersey and Pennsylvania)
 (2) Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, and Washington D.C.)
 (3) Midwest (Illinois, Minnesota, and Ohio)
 (4) Southeast (Florida, Georgia, North Carolina, and South Carolina)
 (5) Southwest (Arizona and Texas)
 (6) West (California)

Financial Services

Operations of the Company’s Homebuilding segments primarily include the sale and construction of single-family attached and detached homes, attached townhomes and condominiums, urban infill and active adult homes in planned residential developments.  In addition, from time to time, operations of the homebuilding segments include sales of land.  Operations of the Company’s Financial Services segment include mortgage banking and title services provided to the homebuilding operations’ customers.  We do not retain or service mortgages that we originate but rather sell the mortgages and related servicing rights to investors.

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

Financial information relating to operations of our segments was as follows:

	Year Ended October 31,
(In thousands)	2011	2010	2009
Revenues:
Northeast	$201,984	$298,713	$364,876
Mid-Atlantic	199,716	282,052	297,706
Midwest	70,567	93,358	117,308
Southeast	79,453	93,493	119,779
Southwest	425,152	393,639	422,808
West	128,658	178,480	234,740
Total homebuilding	1,105,530	1,339,735	1,557,217
Financial services	29,481	31,973	35,550
Corporate and unallocated	(104)	134	3,523
Total revenues	$1,134,907	$1,371,842	$1,596,290
(Loss) income before income taxes:
Northeast	$(99,276)	$(92,605)	$(341,147)
Mid-Atlantic	(17,286)	(4,762)	(85,817)
Midwest	(8,977)	(13,226)	(24,390)
Southeast	(11,874)	(11,219)	(67,891)
Southwest	29,316	23,192	(60,777)
West	(40,599)	(61,769)	(304,539)
Total homebuilding	(148,696)	(160,389)	(884,561)
Financial services	8,109	8,899	6,255
Corporate and unallocated	(151,001)	(143,792)	206,287
Loss before income taxes	$(291,588)	$(295,282)	$(672,019)

	October 31,
(In thousands)	2011	2010
Assets:
Northeast	$385,217	$456,544
Mid-Atlantic	219,287	177,503
Midwest	59,105	47,818
Southeast	83,044	58,765
Southwest	188,321	206,001
West	168,590	195,808
Total homebuilding	1,103,564	1,142,439
Financial services	85,106	101,795
Corporate and unallocated	413,510	573,326
Total assets	$1,602,180	$1,817,560

	October 31,
(In thousands)	2011	2010
Investments in and advances to unconsolidated joint ventures:
Northeast	$15,450	$16,437
Mid-Atlantic	26,477	12,568
Midwest	2,957	4,432
Southeast	4,687	4,528
Southwest	-	35
West	7,310	-
Total homebuilding	56,881	38,000
Corporate and unallocated	945	-
Total investments in and advances to unconsolidated joint ventures	$57,826	$38,000

	Year Ended October 31,
(In thousands)	2011	2010	2009
Homebuilding interest expense:
Northeast	$33,833	$27,105	$28,566
Mid-Atlantic	10,180	16,572	18,452
Midwest	2,441	3,807	3,712
Southeast	4,036	5,570	8,050
Southwest	14,552	13,927	23,914
West	10,264	17,896	23,639
Total homebuilding	75,306	84,877	106,333
Corporate and unallocated	96,539	97,482	94,136
Financial services interest expense (income) (1)	350	(291)	(507)
Total interest expense, net	$172,195	$182,068	$199,962

(1)	Financial services interest income and interest expenses are included in the Financial services lines on the Consolidated Statements of Operations in the respective revenues and expenses sections.

	Year Ended October 31,
(In thousands)	2011	2010	2009
Depreciation:
Northeast	$677	$1,167	$1,533
Mid-Atlantic	437	474	577
Midwest	1,825	1,609	3,671
Southeast	132	356	1,196
Southwest	292	340	503
West	409	832	1,009
Total homebuilding	3,772	4,778	8,489
Financial services	391	447	489
Corporate and unallocated	5,177	7,351	9,549
Total depreciation and goodwill and intangible amortization and impairment	$9,340	$12,576	$18,527

	Year Ended October 31,
(In thousands)	2011	2010	2009
Net additions to operating properties and equipment:
Northeast	$191	$426	$41
Mid-Atlantic	19	-	34
Midwest	66	290	170
Southeast	34	-	122
Southwest	28	19	-
West	118	-	22
Total homebuilding	456	735	389
Financial services	74	-	11
Corporate and unallocated	296	1,721	350
Total net additions to operating properties and equipment	$826	$2,456	$750

	Year Ended October 31,
(In thousands)	2011	2010	2009
Equity in (losses) earnings from unconsolidated joint ventures:
Northeast	$(4,474)	$(29)	$(31,156)
Mid-Atlantic	(4,340)	(391)	(3,866)
Midwest	672	390	(1,808)
Southeast	676	322	(4,359)
Southwest	83	664	(4,824)
West	(1,575)	-	(28)
Total equity in (losses) earnings from unconsolidated joint ventures	$(8,958)	$956	$(46,041)

12. Retirement Plan

In December 1982, we established a defined contribution savings and investment retirement plan (a 401K plan).  All associates are eligible to participate in the retirement plan and employer contributions are based on a percentage of associate contributions and our operating results.  There were no plan costs charged to operations in fiscals 2011 and 2010 as forfeited unvested contributions were used to cover such costs.  Plan costs charged to operations amounted to $0.2 million for the year ended October 31, 2009. In 2009, we suspended the employer match portion of the program.

13. Income Taxes

Income taxes payable (receivable), including deferred benefits, consists of the following:

	Year Ended October 31,
(In thousands)	2011	2010
State income taxes:
Current	$36,164	$35,124
Deferred	-	-
Federal income taxes:
Current	5,665	(17,214)
Deferred	-	-
Total	$41,829	$17,910

The provision for income taxes is composed of the following charges (benefits):

	Year Ended October 31,
(In thousands)	2011	2010	2009
Current income tax (benefit) expense:
Federal	$(1,577)	$(291,334)	$19,603
State(1)	(3,924)	(6,536)	25,320
Total current income tax (benefit) expense:	(5,501)	(297,870)	44,923
Deferred income tax (benefit) expense:
Federal	-	-	(197)
State	-	-	(33)
Total deferred income tax (benefit) expense:	-	-	(230)
Total	$(5,501)	$(297,870)	$44,693

(1)
The current state income tax expense is net of the use of state net operating losses amounting to $0.5 million, $0.4 million, and $0.1 million for the years ended October 31, 2011, 2010, and 2009, respectively.

In 2011, we recorded a tax benefit of $5.5 million primarily due to a decrease in tax reserves for uncertain tax positions. In 2010, we recorded a tax benefit of $297.9 million.  On November 6, 2009, President Obama signed the Worker, Homeownership, and Business Assistance Act of 2009, under which the Company was able to carryback its 2009 net operating loss to previously profitable years that were not available for carryback prior to the new tax legislation.  We recorded the impact of the carryback of $291.3 million in the three months ended January 31, 2010.  We received $274.1 million in the second quarter of fiscal 2010 and the remaining $17.2 million in the three months ended January 31, 2011.

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

In accordance with ASC 740, as described in Note 3, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard.  Given the continued downturn in the homebuilding industry during 2009, 2010, and 2011, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of October 31, 2011. According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and in this circumstance, the Company does not rely on projections of future taxable income to support the recovery of deferred tax assets.

During 2011, we increased the valuation allowance by $88.4 million against our deferred tax assets. Our valuation allowance increased to $899.4 million at October 31, 2011 from $811.0 million at October 31, 2010 primarily due to additional reserves recorded for the federal and state tax benefits related to losses incurred during the period.  Our state net operating losses of approximately $2.3 billion expire between 2012 and 2031. Our federal net operating losses of $1.3 billion expire between 2028 and 2031.

The deferred tax assets and liabilities have been recognized in the Consolidated Balance Sheets as follows:

	Year Ended October 31,
(In thousands)	2011	2010
Deferred tax assets:
Association subsidy reserves	$233	$1,115
Depreciation	1,035	169
Inventory impairment loss	295,271	346,464
Uniform capitalization of overhead	6,446	6,165
Warranty, legal and bonding reserves	19,915	28,985
Deferred income	1,235	1,581
Acquisition intangibles	32,688	47,253
Restricted stock bonus	8,053	9,422
Rent on abandoned space	6,868	8,485
Stock options	1,956	2,508
Provision for losses	28,183	31,824
Joint venture loss	16,172	14,815
Federal net operating losses	444,573	316,710
State net operating losses	180,399	157,890
Other	9,547	7,062
Total deferred tax assets	1,052,574	980,448
Deferred tax liabilities:
Rebates and discounts	-	5,852
Acquisition intangibles	303	243
Debt repurchase income	152,564	162,934
Other	293	372
Total deferred tax liabilities	153,160	169,401
Valuation allowance	(899,414)	(811,047)
Net deferred income taxes	$-	$-

The effective tax rates varied from the statutory federal income tax rate. The effective tax rate is affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets.  The sources of these factors were as follows:
	Year Ended October 31,
	2011	2010	2009
Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax benefit	(0.1)	(0.3)	(1.0)
Permanent differences, net	(1.2)	1.2	(1.0)
Deferred tax asset valuation allowance impact	(25.8)	65.2	(39.8)
Tax contingencies	(3.2)	-	-
Adjustments to prior years’ tax accruals	(2.8)	-	-
Other		(0.2)	0.1
Effective tax rate	1.9%	100.9%	(6.7)%

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

The following is a tabular reconciliation of the total amount of unrecognized tax benefits for the year (in millions) excluding interest and penalties:

	2011	2010
Unrecognized tax benefit—November 1,	$23.0	$42.1
Gross increases—tax positions in current period	9.3	-
Settlements	(0.4)	(14.0)
Lapse of statute of limitations	(5.1)	(5.1)
Unrecognized tax benefit—October 31,	$26.8	$23.0

Related to the unrecognized tax benefits noted above, we, as of October 31, 2011, and 2010, have recognized a liability for interest and penalties of $18.8 million and $20.8 million, respectively.  For the years ended October 31, 2011, 2010 and 2009, we recognized $(2.0) million, $(3.2) million and $17.9 million, respectively, of interest and penalties in income tax (benefit) provision.

It is likely that, within the next twelve months, the amount of the Company's unrecognized tax benefits will decrease by approximately $15.8 million, excluding penalties and interest.  This reduction is expected primarily due to the expiration of statutes of limitation or the expectation of settlement. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate (excluding any related impact to the valuation allowance) is $26.8 million  and $23.0 million as of October 31, 2011 and 2010, respectively.  The recognition of unrecognized tax benefits could have an impact on the Company’s deferred tax assets and the valuation allowance.

There is an open federal audit for the year ended October 31, 2010.  We are also subject to various income tax examinations in the states in which we do business. The outcome for a particular audit cannot be determined with certainty prior to the conclusion of the audit, appeal, and in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in the period determined.  To provide for potential exposures, tax reserves are recorded, if applicable, based on reasonable estimates of potential audit results.  However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations.  The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2007 – 2010.

14.  Reduction of Inventory to Fair Value

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value. We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community. For the year ended October 31, 2011, our discount rates used for the impairments recorded range from 17.3% to 19.8%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments. We recorded impairment losses, which are included in the Consolidated Statements of Operations and deducted from inventory, of $77.5 million, $122.5 million, and $614.1 million for the years ended October 31, 2011, 2010, and 2009, respectively.

The following table represents impairments by segment for fiscal 2011, 2010, and 2009:

(Dollars in millions)	Year Ended October 31, 2011
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	11	$54.9	$179.9
Mid-Atlantic	5	3.4	17.3
Midwest	7	1.1	4.2
Southeast	11	1.5	5.1
Southwest	1	0.1	0.3
West	6	16.5	45.2
Total	41	$77.5	$252.0

(Dollars in millions)	Year Ended October 31, 2010
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	14	$72.2	$156.5
Mid-Atlantic	8	3.4	7.1
Midwest	15	4.6	8.2
Southeast	21	2.2	8.0
Southwest	6	0.9	10.8
West	19	39.2	62.8
Total	83	$122.5	$253.4

(Dollars in millions)	Year Ended October 31, 2009
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value $
Northeast	33	$244.7	$502.6
Mid-Atlantic	55	48.5	148.1
Midwest	11	6.5	19.5
Southeast	101	40.5	116.5
Southwest	46	36.8	90.2
West	67	237.1	450.8
Total	313	$614.1	$1,327.7

The Consolidated Statements of Operations line entitled “Homebuilding-Inventory impairment loss and land option write-offs” also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities’ pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk.  The total aggregate write-offs were $24.3 million, $13.2 million, and $45.4 million for the years ended October 31, 2011, 2010, and 2009, respectively. Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  These recoveries have not been significant in comparison to the total costs written off.

The following table represents write-offs of such costs by segment for fiscal 2011, 2010, and 2009:

	Year Ended October 31,
(In millions)	2011	2010	2009
Northeast	$13.4	$4.5	$14.1
Mid-Atlantic	6.1	8.9	10.7
Midwest	0.5	0.0	1.4
Southeast	0.8	(0.6)	4.3
Southwest	0.4	0.3	14.3
West	3.1	0.1	0.6
Total	$24.3	$13.2	$45.4

15. Transactions with Related Parties

During the year ended October 31, 2003, we entered into an agreement (as subsequently amended) to purchase land in California for approximately $31.4 million from an entity that is owned by Hirair Hovnanian, a family relative of our Chairman of the Board and Chief Executive Officer. As of October 31, 2011, we have an option deposit of $3.1 million related to this land acquisition agreement. In accordance with ASC 810-10, we no longer have any balance consolidated under “Consolidated inventory not owned” in the Consolidated Balance Sheets. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the land was purchased.

During the fiscal years ended October 31, 2011, 2010, and 2009, an engineering firm owned by Tavit Najarian, a relative of our Chairman of the Board and Chief Executive Officer, provided services to the Company totaling $1.0 million, $1.3 million, and $1.7 million, respectively. Neither the Company nor the Chairman of the Board and Chief Executive Officer has a financial interest in the relative’s company from whom the services were provided.

During the fiscal years ended October 31, 2011 and 2010, a real estate development firm owned by Mazin Kalian, a relative of our Chairman of the Board and Chief Executive Officer, provided consulting services to the Company totaling less than $0.1 million and $0.2 million, respectively, including significant travel related expenses.  The consulting services consisted primarily of negotiations, community design and cost analysis on a potential joint venture.

In December 2005, we entered into an agreement to purchase land in New Jersey from an entity that is owned by Hirair Hovnanian, a family relative of our Chairman of the Board and Chief Executive Officer at a base price of $25 million. The land was to be acquired in four phases over a period of three years from the date of acquisition of the first phase and the land seller was obligated to obtain all government approvals. The purchase prices for all phases were subject to an increase in the purchase price of the phase per annum from February 1, 2008. On June 11, 2008, the parties amended the purchase agreement and closed title to 43 of the 86 building lots in phase one. The purchase of the balance of phase one was deferred to no later than the scheduled closing of phase four. On November 12, 2009, the parties closed title to 83 building lots located in phase two.  On June 22, 2010, the parties closed title to 84 building lots located in phase three.  On June 13, 2011, the parties closed title to the 137 building lots, which included the building lots contained within phase four and the deferred balance of building lots from phase one.  As of October 31, 2011, all of the property under the purchase agreement had been purchased by the Company for a total purchase price of approximately $29.2 million. Neither the Company nor the Chairman of the Board and Chief Executive Officer has or had a financial interest in the relatives' company from whom the land was purchased.

16. Stock Plans

We have a stock option plan for certain officers and key employees. Options are granted by a Committee appointed by the Board of Directors (the Committee) or its delegee in accordance with the stock option plan. The exercise price of all stock options must be at least equal to the fair market value of the underlying shares on the date of the grant. Options granted before June 8, 2007 generally vest in four equal installments on the third, fourth, fifth and sixth anniversaries of the date of the grant. Options granted on or after June 8, 2007 generally vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of the grant. Certain Southeast Region associates were granted and held options to purchase the stock from the acquired company prior to the January 23, 2001 acquisition. These options vest in three installments: 25% on the first and second anniversary and 50% on the third anniversary of the date of the grant. In connection with the acquisition, the options were exchanged for options to purchase the Company’s Class A Common Stock. All options expire 10 years after the date of the grant. During the year ended October 31, 2011, each of the five outside directors of the Company was granted options to purchase between 18,900 and 29,700 shares. All shares granted to the outside directors were issued at the same price and terms as those granted to officers and key employees, except the outside directors’ options vest in three equal installments on the first, second and third anniversaries of the date of the grant. Stock option transactions are summarized as follows:

	October 31, 2011	Weighted-Average Exercise Price	October 31, 2010	Weighted-Average Exercise Price	October 31, 2009	Weighted-Average Exercise Price
Options outstanding at beginning of period	6,316,860	$8.72	5,774,767	$9.42	6,959,205	$21.17
Granted	674,100	$1.93	1,132,750	$4.73	1,871,313	$2.55
Exercised			348,000	$2.86	150,000	$3.00
Forfeited	238,499	$7.33	242,657	$15.33	337,500	$16.45
Cancellations	1,200,000	$11.19			2,528,251	$36.83

Expired	458,094	$11.57			40,000	$4.13
Options outstanding at end of period	5,094,367	$7.05	6,316,860	$8.72	5,774,767	$9.42
Options exercisable at end of period	1,764,338		2,519,600		2,472,324

There were no options exercised during fiscal 2011. The total intrinsic value of options exercised during fiscal 2010 and 2009 was $0.5 million and $0.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

All options outstanding and exercisable had no intrinsic value at October 31, 2011. Exercise prices for options outstanding at October 31, 2011 ranged from $1.93 to $60.36.

The weighted-average fair value of grants made in fiscal 2011, 2010, and 2009 was $1.57, $3.77, and $1.84 per share, respectively. Based on the fair value at the time they were granted, the weighted-average fair value of options vested in fiscal 2011, 2010, and 2009 was $3.92, $8.58, and $18.98 per share, respectively.

The following table summarizes the exercise price range and related number of options outstanding at October 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life
$1.93 – $5.00	3,381,163	$3.11	8.38
$5.01 – $10.00	964,500	$6.49	6.34
$10.01 – $20.00	180,704	$16.16	1.03
$20.01 – $30.00	292,500	$21.74	5.58
$30.01 – $40.00	230,500	$32.54	3.74
$40.01 – $50.00	10,000	$41.45	2.25
$50.01 – $60.00	30,000	$54.70	3.42
$60.01 – $70.00	5,000	$60.36	3.67
	5,094,367	$7.05	7.31

The following table summarizes the exercise price range and related number of exercisable options at October 31, 2011:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
$1.93 – $5.00	577,491	$2.83	7.79
$5.01 – $10.00	543,131	$6.52	6.08
$10.01 – $20.00	180,704	$16.16	1.01
$20.01 – $30.00	220,881	$21.76	5.49
$30.01 – $40.00	197,131	$32.57	3.59
$40.01 – $50.00	10,000	$41.45	2.17
$50.01 – $60.00	30,000	$54.70	3.40
$60.01 – $70.00	5,000	$60.36	3.58
	1,764,338	$12.29	5.69

A summary of the Company’s nonvested options as of and for the year ended October 31, 2011, is as follows:

	Options	Grant Date Fair Value
Nonvested at beginning of period	3,797,260	$3.57
Granted	674,100	$1.57
Vested	(902,832)	$3.92
Forfeited	(238,499)	$7.33
Nonvested at end of period	3,330,029	$2.93

Officers and key employees that are granted stock options may elect to receive either the amount of stock options granted, or a reduced amount of restricted stock shares, or a combination thereof. The restricted stock shares vest 25% each year beginning on the 2nd anniversary of the grant date.  Participants age 60 years or older, or age 58 with 15 years of service vest after one year. During the years ended October 31, 2011 and 2010, we granted 44,468 and 35,916 shares and issued 20,613 and 32,117 shares related to the annual restricted stock plan, respectively. During the years ended October 31, 2011 and 2010, 16,744 and 14,267 shares were forfeited related to the restricted stock plan, respectively.

For certain associates in certain years, a portion of their bonus is paid by issuing a deferred right to receive our common stock. The number of shares is calculated for each bonus year by dividing the portion of the bonus subject to the deferred right award by our average stock price for the year or the stock price at year-end, whichever is lower. Twenty-five percent of the deferred right award will vest and shares will be issued one year after the year end and then 25% a year for the next three years. Participants with 20 years of service or over 58 years of age vest immediately. During the years ended October 31, 2011 and 2010, we issued 355,403 and 192,128 shares under the plan. During the years ended October 31, 2011 and 2010, 45,818 and 43,490 shares were forfeited under this plan, respectively.

For the years ended October 31, 2011, 2010 and 2009, no rights in lieu of bonus payments were awarded. For the years ended October 31, 2011, 2010 and 2009, total compensation cost recognized in the Consolidated Statement of Operations for the annual restricted stock grant and the deferred compensation awards was $1.7 million, $3.7 million and $8.2 million, respectively.  In addition to nonvested share awards summarized in the following table, there were 692,668 and 1,100,250 shares of vested restricted stock at October 31, 2011 and 2010, respectively, which were deferred at the associates' election.

A summary of the Company’s nonvested share awards as of and for the year ended October 31, 2011, is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of period	3,907,959	$6.05
Granted	44,468	$1.93
Vested	(291,717)	$10.11
Forfeited	(1,850,533)	$4.83
Nonvested at end of period	1,810,177	$4.99

Included in the above table are restricted stock awards for a long term incentive plan for certain associates, which is a performance based plan. The awards included above for this plan are based on our current best estimate of the outcome for the performance criteria.  The change in this estimate resulted in a reduction of 1.6 million shares, which is reflected in forfeited on the above table.

As of October 31, 2011, we have 10,000 shares authorized for future issuance under our equity compensation plans. In addition, as of October 31, 2011, there was $23.2 million of total unrecognized compensation costs related to nonvested share based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.64 years.

During fiscal 2009, the Chief Executive Officer, Chief Financial Officer, each of the nonexecutive members of the Board of Directors and other senior executives of the Company consented to the cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights). In fiscal 2009, the Company recorded compensation expense related to the cancellation of stock options of $15.7 million in “Corporate general and administrative” on the Consolidated Statements of Operations. During fiscal 2011, the Chief Executive Officer and Chief Financial Officer, consented to an additional cancellation of certain of their options (with the full understanding that the Company made no commitment to provide them with any other form of consideration in respect of the cancelled options) in order to reduce a portion of the equity reserve “overhang” under the Company’s equity compensation plans represented by the number of shares of the Company’s common stock remaining available for future issuance under such plans (including shares that may be issued upon the exercise or vesting of outstanding options and other rights). No compensation expense was recorded related to the cancellation of stock options in fiscal 2011, as the options canceled were fully vested and expensed prior to fiscal 2011.

17. Warranty Costs

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

We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure. We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general, and administrative costs. For homes delivered in fiscal 2011 and 2010, our deductible under our general liability insurance was $20 million per occurrence for construction defect and warranty claims.  For bodily injury claims, our deductible per occurrence in 2011 and 2010 was $0.1 million up to a $5 million limit. Our aggregate retention in 2011 was $21 million for construction defect, warranty and bodily injury claims.  Our aggregate retention in 2010 was $21 million for construction defect and warranty claims, and $20 million for bodily injury claims. Additions and charges in the warranty reserve and general liability reserve for the years ended October 31, 2011 and 2010 are as follows:

	Year Ended October 31,
(In Thousands)	2011	2010
Balance, beginning of year	$125,268	$127,869
Additions during year	36,849	37,605
Charges incurred during year	(38,252)	(40,206)
Balance, end of year	$123,865	$125,268

Warranty accruals are based upon historical experience. We engage a third-party actuary that uses our historical warranty data and construction defect data, worker’s compensation data, and other industry data to assist us in estimating our reserves for unpaid claims, claim adjustment expenses and incurred but not reported claims for the risks that we are assuming under the general liability and workers compensation programs. The estimates include provisions for inflation, claims handling, and legal fees.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $9.8 million and $10.2 million for the years ended October 31, 2011 and 2010, respectively, primarily for prior years’ deliveries.

18. Commitments and Contingent Liabilities

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

The New York State Department of Environmental Conservation (the “NYSDEC”) assessed a $161,000 civil penalty (of which $96,000 was suspended) against us and required us to perform certain measures in connection with notices of violation for allegedly failing to comply with a storm water permit at an incomplete project in the state of New York.  We have paid the $65,000 penalty, have timely completed the required measures, and have received from the NYSDEC a post-inspection letter stating that the measures it required us to perform have been addressed.

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

19. Variable Interest Entities

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

We will continue to secure land and lots using options, some of which are with variable interest entities. Including deposits on our unconsolidated variable interest entities, at October 31, 2011, we had total cash and letters of credit deposits amounting to approximately $21.4 million to purchase land and lots with a total purchase price of $597.9 million.  The maximum exposure to loss with respect to our land and lot options is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

During the three months ended January 31, 2011, we entered into a joint venture agreement to acquire a portfolio of homebuilding projects, including land we previously owned. We sold the land we owned to the joint venture for net proceeds of $36.1 million, which was equal to our book value in the land at that time, and recorded an investment in unconsolidated joint ventures of $19.7 million for our interest in the venture.  During the three months ended April 30, 2011, we expanded this joint venture, selling additional land we owned to the joint venture for net proceeds of $27.2 million, which was equal to our book value in the land at that time, and recorded an additional investment of $11.4 million for our interest in the venture.  Separately, during the three months ended January 31, 2011, our partner in a land development joint venture transferred its interest in the venture to us.  The consolidation resulted in increases in inventory and non-recourse land mortgages of $9.5 million and $18.5 million, respectively, and a decrease in other liabilities of $9.0 million.

The tables set forth below summarize the combined financial information related to our unconsolidated homebuilding and land development joint ventures that are accounted for under the equity method.

	October 31, 2011
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$21,380	$287	$21,667
Inventories	310,743	14,786	325,529
Other assets	25,388		25,388
Total assets	$357,511	$15,073	$372,584
Liabilities and equity:
Accounts payable and accrued liabilities	$21,035	$11,710	$32,745
Notes payable	199,821	21	199,842
Total liabilities	220,856	11,731	232,587
Equity of:
Hovnanian Enterprises, Inc.	52,013	1,312	53,325
Others	84,642	2,030	86,672
Total equity	136,655	3,342	139,997
Total liabilities and equity	$357,511	$15,073	$372,584
Debt to capitalization ratio	59%	1%	59%

	October 31, 2010
(Dollars In Thousands)	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$17,538	$161	$17,699
Inventories	247,790	73,864	321,654
Other assets	20,321		20,321
Total assets	$285,649	$74,025	$359,674
Liabilities and equity:
Accounts payable and accrued liabilities	$19,076	$17,266	$36,342
Notes payable	159,715	36,791	196,506
Total liabilities	178,791	54,057	232,848
Equity of:
Hovnanian Enterprises, Inc.	29,208	2,510	31,718
Others	77,650	17,458	95,108
Total equity	106,858	19,968	126,826
Total liabilities and equity	$285,649	$74,025	$359,674
Debt to capitalization ratio	60%	65%	61%

As of October 31, 2011 and 2010, we had advances outstanding of approximately $11.7 and $13.5 million to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above. On our Consolidated Balance Sheets, our “Investments in and advances to unconsolidated joint ventures” amounted to $57.8 million and $38.0 million at October 31, 2011 and 2010, respectively. In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  Impairments of joint venture investments are recorded at fair value while impairments recorded in the joint venture are recorded when undiscounted cash flows trigger the impairment. During fiscal 2009, we wrote down certain joint venture investments by $26.4 million based on our determination that the investment in these joint ventures has sustained an other than temporary impairment.  During fiscal 2011 and fiscal 2010, we did not write-down any joint venture investments, however, one of our joint ventures in the Northeast recorded an asset impairment in the fourth quarter of fiscal 2011.  We recorded our proportionale share of this impairment charge as part of our  share of the net loss of the venture.

	For The Twelve Months Ended October 31, 2011
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$177,301	$12,226	$189,527
Cost of sales and expenses	(181,651)	(11,114)	(192,765)
Joint venture net (loss) income	$(4,350)	$1,112	$(3,238)
Our share of net (loss) income	$(8,395)	$647	$(7,748)

	For The Twelve Months Ended October 31, 2010
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$137,073	$19,307	$156,380
Cost of sales and expenses	(135,878)	(21,260)	(157,138)
Joint venture net income (loss)	$1,195	$(1,953)	$(758)
Our share of net income	$683	$469	$1,152

	For The Twelve Months Ended October 31, 2009
(Dollars In Thousands)	Homebuilding	Land Development	Total
Revenues	$117,725	$13,626	$131,351
Cost of sales and expenses	(231,751)	(18,367)	(250,118)
Joint venture net loss	$(114,026)	$(4,741)	$(118,767)
Our share of net loss	$(24,279)	$(2,252)	$(26,531)

“(Loss) income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Consolidated Statements of Operations and reflects our proportionate share of the loss or income of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the loss or income from these unconsolidated joint ventures disclosed in the tables above compared to the Consolidated Statements of Operations for fiscal 2011 and fiscal 2010, is due primarily to one joint venture that had net income for which we do not get any share of the profit because of the cumulative equity position of the joint venture, the reclassification of the intercompany portion of management fee income from certain joint ventures, and the deferral of income for lots purchased by us from certain joint ventures. For fiscal 2009, the difference between our share of the loss disclosed in the tables compared to the Consolidated Statements of Operations was primarily due to the write down of our investment in one joint venture where we determined that our investment had an other than temporary impairment.

 For the twelve months ended October 31 2011, we incurred losses that exceeded the sum of the losses (and gains) earned by the joint ventures. This was largely the result of the mix of our share of either the profit or loss in each of the joint ventures. Our ownership interests in the joint ventures vary but our voting interests are generally 50% or less.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets.  For our more recent joint ventures obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. However, for our most recent joint venture, a portion of our partner's capital contribution was in the form of mortgage financing. Including the impact of impairments recorded by the joint ventures, the average debt to capitalization ratio of all our joint ventures is currently 59%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a variable interest entity under ASC 810-10 "Consolidation – Overall" due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

21. Fair Value of Financial Instruments

ASC 820, "Fair Value Measurements and Disclosures", provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2:                      Fair value determined using significant other observable inputs.

Level 3:                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at October 31, 2011	Fair Value at October 31, 2010

Mortgage loans held for sale (1)	Level 2	$73,126	$86,501
Interest rate lock commitments	Level 2	142	79
Forward contracts	Level 2	(1,096)	(254)
Total		$72,172	$86,326

(1)  The aggregate unpaid principal balance is $70.4 million and $84.1 million at October 31, 2011 and 2010, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, which permits us to measure at fair value on a contract-by-contract basis. Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. In addition, the fair value of these servicing rights is included in the Company’s loans held for sale as of October 31, 2011. Prior to February 1, 2008, the fair value of the servicing rights was not recognized until the related loan was sold. Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts. Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for using the fair value option are initially measured at fair value. Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss). The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Year Ended October 31, 2011
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$362	$63	$(842)

	Year Ended October 31, 2010
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$326	$(175)	$448

	Year Ended October 31, 2009
(In thousands)	Loans Held For Sale	Mortgage Loan Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$(414)	$(162)	$650

The Company's assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the fiscal years ended October 31, 2011 and 2010.  The assets measured at fair value on a nonrecurring basis are all within the Company's homebuilding operations and summarized below:

Nonfinancial Assets
	Year Ended
	October 31, 2011
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$167,568	$(50,999)	$116,569
Land and land options held for future development or sale	Level 3	$84,384	$(26,483)	$57,901

Nonfinancial Assets
	Year Ended
	October 31, 2010
(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$100,524	$(45,082)	$55,442
Land and land options held for future development or sale	Level 3	$152,896	$(77,411)	$75,485

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the year ended October 31, 2011, our discount rates used for the impairments recorded ranged from 17.3% to 19.8%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are included in the Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $77.5 million, $122.5 million and $614.1 million for the years ended October 31, 2011, 2010 and 2009, respectively.

The Financial Services segment had a pipeline of loan applications in process of $300.6 million at October 31, 2011.  Loans in process for which interest rates were committed to the borrowers totaled approximately $27.5 million as of October 31, 2011. Substantially all of these commitments were for periods of 60 days or less. Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards. The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts. At October 31, 2011, the segment had open commitments amounting to $23.2 million to sell MBS with varying settlement dates through December 19, 2011, which have subsequently settled.                              .

Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customers’ deposits, mortgage loans held for sale, nonrecourse land and operating properties mortgages, letter of credit agreements and facilities, mortgage warehouse line of credit, accrued interest, and the senior secured, senior, and senior subordinated notes payable. The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. The fair value of each of the senior secured, senior, and senior subordinated notes is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The fair value of the senior secured, senior, and senior subordinated amortizing notes is estimated at $653.5 million, $359.0 million and $4.4 million, respectively, as of October 31, 2011 and $830.7 million, $515.6 million and $113.6 million, respectively, as of October 31, 2010. The fair value of our other financial instruments approximates their recorded values.

22. Financial Information of Subsidiary Issuer and Subsidiary Guarantors

Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock and preferred stock, which is represented by depository shares. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of October 31, 2011, had issued and outstanding approximately $797.0 million of senior secured notes ($786.6 million, net of discount), $807.1 million senior notes ($802.9 million, net of discount), and $13.3 million senior subordinated amortizing notes. The senior secured notes, senior notes, and senior subordinated amortizing notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, the “Guarantor Subsidiaries”), with the exception of our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures, subsidiaries holding interests in our joint ventures and our foreign subsidiary (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the senior secured notes, senior notes, and senior subordinated amortizing notes (issued as a component of our 7.25% Tangible Equity Units).

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

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2011

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
Assets:
Homebuilding	$12,756	$200,281	$1,096,594	$207,443	$		$1,517,074
Financial services			4,537	80,569			85,106
Investments in and amounts due to and from consolidated subsidiaries	(467,562)	2,140,349	(2,435,348)	(9,364)		771,925	-
Total assets	$(454,806)	$2,340,630	$(1,334,217)	$278,648		$771,925	$1,602,180
Liabilities and equity:
Homebuilding	$2,172	$(33)	$355,191	$11,276	$		$368,606
Financial services			4,231	60,015			64,246
Notes payable		1,623,957	144				1,624,101
Income taxes payable	39,716		2,113				41,829
Stockholders’ (deficit) equity	(496,694)	716,706	(1,695,896)	207,265		771,925	(496,694)
Non-controlling interest in consolidated joint ventures				92			92
Total liabilities and equity	$(454,806)	$2,340,630	$(1,334,217)	$278,648		$771,925	$1,602,180

CONSOLIDATING CONDENSED BALANCE SHEET
OCTOBER 31, 2010

(In thousands)	Parent	Subsidiary Issuer		Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations		Consolidated
Assets:
Homebuilding	$14,498		$334,551	$1,165,877	$200,839	$		$1,715,765
Financial services				4,435	97,360			101,795
Investments in and amounts due to and from consolidated subsidiaries	(330,310)		2,061,186	(2,202,568)	2,009		469,683	-
Total assets	$(315,812)		$2,395,737	$(1,032,256)	$300,208		$469,683	$1,817,560
Liabilities and equity:
Homebuilding	$1,458	$		$401,567	$4,463	$		$407,488
Financial services				4,271	85,514			89,785
Notes payable			1,640,144	171				1,640,315
Income taxes payable	21,298			(3,388)				17,910
Stockholders’ (deficit) equity	(338,568)		755,593	(1,434,877)	209,601		469,683	(338,568)
Non-controlling interest in consolidated joint ventures					630			630
Total liabilities and equity	$(315,812)		$2,395,737	$(1,032,256)	$300,208		$469,683	$1,817,560

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2011

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$21	$(245)	$1,103,249	$7,360	$(4,959)	$1,105,426
Financial services			5,523	23,958		29,481
Intercompany charges		114,592	(152,042)	(655)	38,105	-
Total revenues	21	114,347	956,730	30,663	33,146	1,134,907
Expenses:
Homebuilding	5,704	164,947	1,218,886	1,073	13,084	1,403,694
Financial services	307		4,809	16,263	(8)	21,371
Total expenses	6,011	164,947	1,223,695	17,336	13,076	1,425,065
Gain on extinguishment of debt		7,528				7,528
(Loss) income from unconsolidated joint ventures			(712)	(8,246)		(8,958)
(Loss) income before income taxes	(5,990)	(43,072)	(267,677)	5,081	20,070	(291,588)
State and federal income taxes	(20,084)		14,583			(5,501)
Equity in (loss) income from subsidiaries	(300,181)				300,181	-
Net (loss) income	$(286,087)	$(43,072)	$(282,260)	$5,081	$320,251	$(286,087)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2010

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$20	$(350)	$1,340,887	$4,272	$(4,960)	$1,339,869
Financial services			6,353	25,620		31,973
Intercompany charges		128,383	(190,616)	(228)	62,461	-
Total revenues	20	128,033	1,156,624	29,664	57,501	1,371,842
Expenses:
Homebuilding	8,638	173,709	1,473,481	(11,332)	25,557	1,670,053
Financial services	505		5,182	17,905	(518)	23,074
Total expenses	9,143	173,709	1,478,663	6,573	25,039	1,693,127
Gain on extinguishment of debt		25,047				25,047
(Loss) income from unconsolidated joint ventures			(1,023)	1,979		956
(Loss) income before income taxes	(9,123)	(20,629)	(323,062)	25,070	32,462	(295,282)
State and federal income taxes	(309,922)		12,052			(297,870)
Equity in (loss) income from subsidiaries	(298,211)				298,211	-
Net income (loss)	$2,588	$(20,629)	$(335,114)	$25,070	$330,673	$2,588

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
TWELVE MONTHS ENDED OCTOBER 31, 2009

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$19	$3,438	$1,560,198	$2,044	$(4,959)	$1,560,740
Financial services			7,743	27,807		35,550
Intercompany charges		209,599	(251,402)	(3,597)	45,400	-
Total revenues	19	213,037	1,316,539	26,254	40,441	1,596,290
Expenses:
Homebuilding	26,309	632,640	1,954,821	1,231	(11,843)	2,603,158
Financial services	639		6,570	22,635	(549)	29,295
Total expenses	26,948	632,640	1,961,391	23,866	(12,392)	2,632,453
Gain on extinguishment of debt		409,929	256			410,185
(Loss) income from unconsolidated joint ventures			(9,782)	(36,259)		(46,041)
(Loss) income before income taxes	(26,929)	(9,674)	(654,378)	(33,871)	52,833	(672,019)
State and federal income taxes	44,693	(3,386)	50,932	(11,919)	(35,627)	44,693
Equity in (loss) income from subsidiaries	(645,090)				645,090
Net (loss) income	$(716,712)	$(6,288)	$(705,310)	$(21,952)	$733,550	$(716,712)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2011

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(286,087)	$(43,072)	$(282,260)	$5,081	$320,251	$(286,087)
Adjustments to reconcile net income to net cash (used in) provided by operating activities	93,926	(34,441)	357,401	(17,963)	(320,251)	78,672
Net cash (used in) provided by operating activities	(192,161)	(77,513)	75,141	(12,882)	-	(207,415)
Net cash used in investing activities	-	-	(223)	1,418	-	1,195
Net cash (used in) provided by financing activities	54,899	56,428	2,367	(23,914)	-	89,780
Intercompany investing and financing activities - net	137,252	(79,163)	(69,462)	11,373	-	-
Net (decrease) increase in cash	(10)	(100,248)	7,823	(24,005)	-	(116,440)
Cash and cash equivalents balance, beginning of period	10	212,370	(12,812)	167,612	-	367,180
Cash and cash equivalents balance, end of period	$-	$112,122	$(4,989)	$143,607	$-	$250,740

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2010

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$2,588	$(20,629)	$(335,114)	$25,070	$330,673	$2,588
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(24,192)	47,439	151,814	185,511	(330,673)	29,899
Net cash (used in) provided by operating activities	(21,604)	26,810	(183,300)	210,581	-	32,487
Net cash (used in) investing activities			(1,146)	1,130		(16)
Net cash (used in) financing activities		(113,232)	3,463	17,786		(91,983)
Intercompany investing and financing activities - net	21,604	6,385	183,755	(211,744)		-
Net (decrease) increase in cash	-	(80,037)	2,772	17,753	-	(59,512)
Cash and cash equivalents balance, beginning of period	10	292,407	(15,584)	149,859		426,692
Cash and cash equivalents balance, end of period	$10	$212,370	$(12,812)	$167,612	$-	$367,180

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
TWELVE MONTHS ENDED OCTOBER 31, 2009

(In thousands)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(716,712)	$(6,288)	$(705,310)	$(21,952)	$733,550	$(716,712)
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(197,982)	(542,328)	2,158,974	1,870	(733,550)	686,984
Net cash (used in) provided by operating activities	(914,694)	(548,616)	1,453,664	(20,082)	-	(29,728)
Net cash (used in) provided by investing activities			(6,310)	(13,597)		(19,907)
Net cash used in financing activities		(340,427)	(2,368)	(28,934)		(371,729)
Intercompany investing and financing activities - net	914,687	334,955	(1,444,620)	194,978	-	-
Net (decrease) increase in cash	(7)	(554,088)	366	132,365	-	(421,364)
Cash and cash equivalents balance, beginning of period	17	846,495	(15,950)	17,494		848,056
Cash and cash equivalents balance, end of period	$10	$292,407	$(15,584)	$149,859	$-	$426,692

23. Unaudited Summarized Consolidated Quarterly Information

Summarized quarterly financial information for the years ended October 31, 2011 and 2010 is as follows:

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2011	July 31, 2011	April 30, 2011	January 31, 2011
Revenues	$341,625	$285,618	$255,097	$252,567
Expenses	387,604	326,121	306,978	302,613
Inventory impairment loss and land option write-offs	59,873	11,426	16,925	13,525
Gain on extinguishment of debt	10,563	(1,391)	(1,644)	-
Loss from unconsolidated joint ventures	(2,479)	(2,255)	(3,232)	(992)
Loss before income taxes	(97,768)	(55,575)	(73,682)	(64,563)
State and federal income tax (benefit) provision	580	(4,645)	(1,015)	(421)
Net loss	$(98,348)	$(50,930)	$(72,667)	$(64,142)
Per share data:
Basic:
Loss per common share	$(0.90)	$(0.47)	$(0.69)	$(0.82)
Weighted-average number of common shares outstanding	108,740	108,721	105,894	78,598
Assuming dilution: Loss per common share	$(0.90)	$(0.47)	$(0.69)	$(0.82)
Weighted-average number of common shares outstanding	108,740	108,721	105,894	78,598

	Three Months Ended
(In Thousands Except Per Share Data)	October 31, 2010	July 31, 2010	April 30, 2010	January 31, 2010
Revenues	$353,012	$380,600	$318,585	$319,645
Expenses	406,725	415,868	362,987	371,848
Inventory impairment loss and land option write-offs	80,588	48,959	1,186	4,966
(Loss) gain on extinguishment of debt		5,256	17,217	2,574
Loss from unconsolidated joint ventures	1,809	(871)	391	(373)
Loss before income taxes	(132,492)	(79,842)	(27,980)	(54,968)
State and federal income tax provision	(379)	(6,988)	654	(291,157)
Net (loss) income	$(132,113)	$(72,854)	$(28,634)	$236,189
Per share data:
Basic and assuming dilution:
(loss) income per common share	$(1.68)	$(0.92)	$(0.36)	$3.01
Weighted average number of common shares outstanding	78,779	78,763	78,668	78,553

24.  Subsequent Events

On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 in exchange for $195.0 million of K. Hovnanian's unsecured senior notes as follows: $16.7 million in aggregate principal amount of 6 1/2% Senior Notes due 2014, $26.2 million in aggregate principal amount of 6 3/8% Senior Notes due 2014, $67.6 million in aggregate principal amount of 11 7/8% Senior Notes due 2015, $31.3 million in aggregate principal amount of 6 1/4% Senior Notes due 2015, $13.3 million in aggregate principal amount of 6 1/4% Senior Notes due 2016, $20.7 million in aggregate principal amount of 7 1/2% Senior Notes due 2016 and $19.2 million in aggregate principal amount of 8 5/8% Senior Notes due 2017. Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million).  The 5.0% Senior Secured Notes and the 2.0% Senior Secured Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and will vote together as a single class.  These secured notes are guaranteed by each of Hovnanian’s subsidiaries, except for its home mortgage subsidiaries, certain of its joint ventures, joint venture holding companies (other than members of the “Secured Group” (as defined below)), and certain of its title insurance subsidiaries. The guarantees of K. Hovnanian JV Holdings, L.L.C. and its subsidiaries other than certain joint ventures and joint venture holding companies (collectively, the “Secured Group”), are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of October 31, 2011, the collateral securing the guarantees primarily includes $135.9 million of cash and cash equivalents and equity interest in guarantors that are members of the Secured Group. Subsequent to such date, cash uses include general business operations and real estate and other investments. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $47.8 million as of October 31, 2011; this equity is not pledged to secure, and is not collateral for, these senior secured notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior and senior secured notes and Amortizing Notes, and thus have not guaranteed such indebtedness.  These senior secured notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.”  In addition, we may redeem up to 35% of the aggregate principal amount of the notes before November 1, 2014 with the net cash proceeds from certain equity offerings at 105.0% (in the case of the 5.0% Secured Notes) and 102.0% (in the case of the 2.0% Secured Notes) of principal. The accounting for the exchange is being treated as a Troubled Debt Restructuring. Under this accounting, the Company would not recognize any gain or loss on extinguishment of debt.

The Indenture under which the 5.0% Senior Secured Notes and the 2.0% Senior Secured Notes were issued contains restrictive covenants that limit among other things, the ability of Hovnanian and certain of its subsidiaries, including K. Hovnanian, to incur additional indebtedness, pay dividends and make distributions on common and preferred stock, repurchase common and preferred stock, make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates. The indenture also contains customary events of default which would permit the holders of the 5.00% secured notes and 2.00% Secured Notes to declare those notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to satisfy covenants, the failure of the documents granting security for the notes to be in full force and effect, the failure of the liens on any material portion of the collateral securing the notes to be valid and perfected and specified events of bankruptcy and insolvency.

In addition, on November 1, 2011, K. Hovnanian entered into a Second Supplemental Indenture (the “11 7/8% Notes Supplemental Indenture”), among K. Hovnanian, Hovnanian, as guarantor, the other guarantors party thereto and Wilmington Trust Company, as trustee, amending and supplementing that certain Indenture dated February 14, 2011 (the “Base Indenture”) by and among K. Hovnanian, Hovnanian, as guarantor, and Wilmington Trust Company, as trustee, as amended by the First Supplemental Indenture dated as of February 14, 2011 (the “First Supplemental Indenture”), by and among K. Hovnanian, Hovnanian, as guarantor, the other guarantors party thereto and Wilmington Trust Company, as trustee (the Base Indenture as amended by the First Supplemental Indenture, the “Existing Indenture”). The 11 7/8% Notes Supplemental Indenture was executed and delivered following the receipt by K. Hovnanian of consents from a majority of the holders of K. Hovnanian’s 11 7/8/% Senior Notes due 2015. The 11 7/8% Notes Supplemental Indenture provides for the elimination of substantially all of the restrictive covenants and certain of the default provisions contained in the Existing Indenture and the 11 7/8% Senior Notes due 2015.

Separate from the above, in the first quarter of fiscal 2012, we repurchased approximately $44 million principal amount of our unsecured senior notes for an aggregate purchase price of approximately $19 million in cash, excluding cash paid for interest, resulting in an approximate gain on extinguishment of debt of $25 million.