Form 10-Q
period 2012-01-31
HOVNANIAN ENTERPRISES INC
filed 2012-03-08
CIK 357294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For quarterly period ended JANUARY 31, 2012
OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 84,416,927 shares of Class A Common Stock and 14,660,059 shares of Class B Common Stock were outstanding as of March 6, 2012.

HOVNANIAN ENTERPRISES, INC.

FORM 10-Q

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 31, 2012	October 31, 2011
	(Unaudited)	(1)
ASSETS

Homebuilding:
Cash and cash equivalents	$166,033	$244,356

Restricted cash	49,483	73,539

Inventories:
Sold and unsold homes and lots under development	735,364	720,149

Land and land options held for future development or sale	243,100	245,529

Consolidated inventory not owned- Specific performance options	387	2,434

Total inventories	978,851	968,112

Investments in and advances to unconsolidated joint ventures	58,757	57,826

Receivables, deposits, and notes	53,385	52,277

Property, plant, and equipment – net	52,010	53,266

Prepaid expenses and other assets	66,700	67,698

Total homebuilding	1,425,219	1,517,074

Financial services:
Cash and cash equivalents	3,656	6,384
Restricted cash	3,497	4,079
Mortgage loans held for sale	67,230	72,172
Other assets	2,121	2,471

Total financial services	76,504	85,106

Total assets	$1,501,723	$1,602,180

(1)  Derived from the audited balance sheet as of October 31, 2011.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Amounts)

	January 31, 2012	October 31, 2011
	(Unaudited)	(1)
LIABILITIES AND EQUITY

Homebuilding:
Nonrecourse land mortgages	$29,322	$26,121
Accounts payable and other liabilities	266,043	303,633
Customers’ deposits	17,925	16,670
Nonrecourse mortgages secured by operating properties	19,510	19,748
Liabilities from inventory not owned	387	2,434

Total homebuilding	333,187	368,606

Financial services:
Accounts payable and other liabilities	14,067	14,517
Mortgage warehouse line of credit	49,043	49,729

Total financial services	63,110	64,246

Notes payable:
Senior secured notes	966,441	786,585
Senior notes	565,691	802,862
TEU senior subordinated amortizing notes	12,162	13,323
Accrued interest	32,399	21,331

Total notes payable	1,576,693	1,624,101

Income taxes payable	42,520	41,829

Total liabilities	2,015,510	2,098,782

Equity:
Hovnanian Enterprises, Inc. stockholders’ equity deficit:
Preferred stock, $.01 par value - authorized 100,000 shares; issued 5,600 shares with a liquidation preference of $140,000 at January 31, 2012 and at October 31, 2011	135,299	135,299
Common stock, Class A, $.01 par value – authorized 200,000,000 shares; issued 93,742,999 shares at January 31, 2012 and 92,141,492 shares at October 31, 2011 (including 11,760,763 and 11,694,720 shares at January 31, 2012 and October 31, 2011, respectively, held in Treasury)	937	921
Common stock, Class B, $.01 par value (convertible to Class A at time of sale) – authorized 30,000,000 shares; issued 15,353,126 shares at January 31, 2012 and 15,252,212 shares at October 31, 2011 (including 691,748 shares at January 31, 2012 and October 31, 2011 held in Treasury)	154	153
Paid in capital - common stock	592,781	591,696
Accumulated deficit	(1,127,771)	(1,109,506)
Treasury stock - at cost	(115,360)	(115,257)

Total Hovnanian Enterprises, Inc. stockholders’ equity deficit	(513,960)	(496,694)

Noncontrolling interest in consolidated joint ventures	173	92

Total equity deficit	(513,787)	(496,602)

Total liabilities and equity	$1,501,723	$1,602,180

(1) Derived from the audited balance sheet as of October 31, 2011.

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended January 31,
	2012	2011
Revenues:
Homebuilding:
Sale of homes	$252,330	$235,885
Land sales and other revenues	10,579	9,588

Total homebuilding	262,909	245,473
Financial services	6,690	7,094

Total revenues	269,599	252,567

Expenses:
Homebuilding:
Cost of sales, excluding interest	217,427	201,430
Cost of sales interest	12,476	15,626
Inventory impairment loss and land option write-offs	3,325	13,525

Total cost of sales	233,228	230,581

Selling, general and administrative	33,254	40,207

Total homebuilding expenses	266,482	270,788

Financial services	5,177	5,470

Corporate general and administrative	12,784	15,008

Other interest	21,995	23,985

Other operations	5,398	887

Total expenses	311,836	316,138

Gain on extinguishment of debt	24,698	-

Loss from unconsolidated joint ventures	(23)	(992)

Loss before income taxes	(17,562)	(64,563)

State and federal income tax provision (benefit):
State	633	665
Federal	70	(1,086)

Total income taxes	703	(421)

Net loss	$(18,265)	$(64,142)

Per share data:
Basic:
Loss per common share	$(0.17)	$(0.82)
Weighted-average number of common shares outstanding	108,735	78,598

Assuming dilution:
Loss per common share	$(0.17)	$(0.82)
Weighted-average number of common shares outstanding	108,735	78,598

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(In Thousands Except Share Amounts)
(Unaudited)

	A Common Stock		B Common Stock		Preferred Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Treasury Stock	Noncontrolling Interest	Total

Balance, November 1, 2011	80,446,772	$921	14,560,464	$153	5,600	$135,299	$591,696	$(1,109,506)	$(115,257)	$92	$(496,602)

Stock options, amortization and issuances							1,052				1,052

Restricted stock amortization, issuances and forfeitures	139,693	2	117,399	1			47				50

Settlement of prepaid common stock purchase contracts	1,445,329	14					(14)

Conversion of Class B to Class A Common Stock	16,485		(16,485)

Changes in noncontrolling interest in consolidated joint ventures										81	81

Treasury stock purchases	(66,043)								(103)		(103)

Net loss								(18,265)			(18,265)

Balance, January 31, 2012	81,982,236	$937	14,661,378	$154	5,600	$135,299	$592,781	$(1,127,771)	$(115,360)	$173	$(513,787)

See notes to condensed consolidated financial statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(18,265)	$(64,142)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,658	2,319
Compensation from stock options and awards	1,187	1,940
Amortization of bond discounts and deferred financing costs	1,631	1,309
Gain on sale and retirement of property and assets	(22)	(293)
Loss from unconsolidated joint ventures	23	992
Distributions of earnings from unconsolidated joint ventures	206	525
Gain on extinguishment of debt	(24,698)	-
Expenses related to the debt for debt exchange	4,594	-
Inventory impairment and land option write-offs	3,325	13,525
Decrease (increase) in assets:
Mortgage loans held for sale	4,942	48,683
Restricted cash, receivables, prepaids, deposits and other assets	23,540	11,077
Inventories	(14,063)	30,095
Increase (decrease) in liabilities:
State and federal income tax liabilities	691	22,125
Customers’ deposits	1,255	4,681
Accounts payable, accrued interest and other accrued liabilities	(29,126)	(70,359)
Net cash (used in) provided by operating activities	(43,122)	2,477
Cash flows from investing activities:
Proceeds from sale of property and assets	22	360
Purchase of property, equipment, and other fixed assets	(134)	(267)
Investments in and advances to unconsolidated joint ventures	(1,858)	(2,379)
Distributions of capital from unconsolidated joint ventures	698	698
Net cash used in investing activities	(1,272)	(1,588)
Cash flows from financing activities:
Proceeds from mortgages and notes	3,201	-
Payments related to mortgages and notes	(237)	(2,122)
Net payments related to mortgage warehouse lines of credit	(685)	(49,571)
Principal payments and debt repurchases	(20,163)	-
Payments related to the debt for debt exchange	(18,773)	-
Net cash used in financing activities	(36,657)	(51,693)
Net decrease in cash and cash equivalents	(81,051)	(50,804)
Cash and cash equivalents balance, beginning of period	250,740	367,180
Cash and cash equivalents balance, end of period	$169,689	$316,376

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - Unaudited)
(Continued)

	Three Months Ended
	January 31,
	2012	2011
Supplemental disclosures of cash flow:
Cash paid (received) during the period for:
Income taxes	$11	$(22,520)

Supplemental disclosure of noncash financing activities:

In the first quarter of fiscal 2012, we completed a debt for debt exchange. See Note 12 for further information.

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

See notes to Condensed Consolidated Financial Statements (unaudited).

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Hovnanian Enterprises, Inc. and Subsidiaries (the "Company”, “we”, “us” or “our”) has reportable segments consisting of six Homebuilding segments (Northeast, Mid-Atlantic, Midwest, Southeast, Southwest and West) and the Financial Services segment (see Note 17).

The accompanying unaudited Condensed Consolidated Financial Statements include our accounts and those of all wholly-owned subsidiaries after elimination of all significant intercompany balances and transactions.  Certain immaterial prior year amounts have been reclassified to conform to the current year presentation.

1.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2011.  In the opinion of management, all adjustments for interim periods presented have been made, which include normal recurring accruals and deferrals necessary for a fair presentation of our consolidated financial position, results of operations, and cash flows.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates, and these differences could have a significant impact on the financial statements.  Results for interim periods are not necessarily indicative of the results which might be expected for a full year.  The balance sheet at October 31, 2011 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

2.  For the three months ended January 31, 2012 and 2011, the Company’s total stock-based compensation expense was $1.2 million and $1.9 million, respectively.  Included in this total stock-based compensation expense was the vesting of stock options of $1.1 million and $1.3 million for the three months ended January 31, 2012 and 2011, respectively.

3.  Interest costs incurred, expensed and capitalized were:

	Three Months Ended January 31,
(In thousands)	2012	2011

Interest capitalized at beginning of period	$121,441	$136,288
Plus interest incurred(1)	36,345	37,827
Less cost of sales interest expensed	(12,476)	(15,626)
Less other interest expensed(2)(3)	(21,995)	(23,985)
Interest capitalized at end of period(4)	$123,315	$134,504

(1)	Data does not include interest incurred by our mortgage and finance subsidiaries.
(2)
Other interest expensed is comprised of interest that does not qualify for interest capitalization because our assets that qualify for interest capitalization (inventory under development) do not exceed our debt.  Interest on completed homes and land in planning, which does not qualify for capitalization, is expensed.

(3)
Cash paid for interest, net of capitalized interest, is the sum of other interest expensed, as defined above, and interest paid by our mortgage and finance subsidiaries adjusted for the change in accrued interest, which is calculated as follows:

	Three Months Ended January 31,
(In thousands)	2012	2011
Other interest expensed	$21,995	$23,985
Interest paid by our mortgage and finance subsidiaries	476	582
Increase in accrued interest	(11,067)	(8,985)
Cash paid for interest, net of capitalized interest	$11,404	$15,582

(4)
We have incurred significant inventory impairments in recent years, which are determined based on total inventory including capitalized interest. However, the capitalized interest amounts above are shown gross before allocating any portion of the impairments to capitalized interest.

4.  Accumulated depreciation at January 31, 2012 and October 31, 2011 amounted to $76.7 million and $75.4 million,  respectively, for our homebuilding property, plant and equipment.

5.  We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of the estimated future cash flows at a discount rate commensurate with the risk of the respective community.  For the three months ended January 31, 2012, our discount rates used for the impairments recorded ranged from 16.8% to 18.5%.  Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  We recorded impairment losses, which are included in the Condensed Consolidated Statement of Operations and deducted from inventory, of $3.1 million and $6.8 million for the three months ended January 31, 2012 and 2011, respectively.

The following table represents inventory impairments by homebuilding segment for the three months ended January 31, 2012 and 2011:

	Three Months Ended			Three Months Ended
(Dollars in millions)	January 31, 2012			January 31, 2011
	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)	Number of Communities	Dollar Amount of Impairment	Pre- Impairment Value(1)
Northeast	5	$2.4	$16.1	2	$5.4	$17.9
Mid-Atlantic	2	0.3	0.6	1	0.3	1.4
Midwest	1	0.1	1.1	-	-	-
Southeast	3	0.3	0.9	-	-	-
Southwest	-	-	-	-	-	-
West	-	-	-	1	1.1	5.5
Total	11	$3.1	$18.7	4	$6.8	$24.8

(1)  Represents carrying value, net of prior period impairments, if any, at the time of recording the applicable period’s impairments.

The Condensed Consolidated Statement of Operations line entitled “Homebuilding: Inventory impairment loss and land option write-offs” also includes write-offs of options, and approval, engineering and capitalized interest costs that we record when we redesign communities and/or abandon certain engineering costs and we do not exercise options in various locations because the communities' pro forma profitability is not projected to produce adequate returns on investment commensurate with the risk.  Total aggregate write-offs related to these items were $0.2 million and $6.7 million for the three months ended January 31, 2012 and 2011, respectively.  Occasionally, these write-offs are offset by recovered deposits (sometimes through legal action) that had been written off in a prior period as walk-away costs.  Historically, these recoveries have not been significant in comparison to the total cost written off.

The following table represents write-offs of such costs (after giving effect to any recovered deposits in the applicable period) and the number of lots walked away from by homebuilding segment for the three months ended January 31, 2012 and 2011:

	Three Months Ended
	January 31,
	2012		2011
(Dollars in millions)	Number of Walk-Away Lots	Dollar Amount of Write-Offs	Number of Walk-Away Lots	Dollar Amount of Write-Offs

Northeast	-	$-	989	$3.1
Mid-Atlantic	179	0.1	252	0.4
Midwest	38	-	132	-
Southeast	141	0.1	983	0.2
Southwest	-	-	68	-
West	-	-	143	3.0
Total	358	$0.2	2,567	$6.7

We have decided to mothball (or stop development on) certain communities when we have determined the current performance does not justify further investment at the time.  When we decide to mothball a community, the inventory is reclassified from “Sold and unsold homes and lots under development” to “Land and land options held for future development or sale”.  During the first quarter of fiscal 2012, we did not mothball any communities but re-activated one previously mothballed community and sold one previously mothballed community.  As of January 31, 2012, the net book value associated with our 57 total mothballed communities was $137.5 million, net of impairment charges of $493.5 million.

6.  We establish a warranty accrual for repair costs under $5,000 per occurrence to homes, community amenities, and land development infrastructure.  We accrue for warranty costs as part of cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer.  In addition, we accrue for warranty costs over $5,000 per occurrence as part of our general liability insurance deductible, which is expensed as selling, general, and administrative costs.  For homes delivered in fiscal 2012 and 2011, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims.  For bodily injury claims, our deductible per occurrence in 2012 and 2011 is $0.1 million up to a $5 million limit.  Our aggregate retention in 2012 and 2011 is $21 million for construction defect, warranty and bodily injury claims.  Additions and charges in the warranty reserve and general liability reserve for the three months ended January 31, 2012 and 2011 are as follows:

	Three Months Ended
	January 31,
(In thousands)	2012	2011

Balance, beginning of period	$123,865	$125,268
Additions	8,590	7,488
Charges incurred	(7,730)	(9,567)
Balance, end of period	$124,725	$123,189

Warranty accruals are based upon historical experience.  We engage a third-party actuary that uses our historical warranty and construction defect data, worker’s compensation data, and other industry data to assist us in estimating our reserves for unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and workers compensation programs.  The estimates include provisions for inflation, claims handling, and legal fees.

Insurance claims paid by our insurance carriers, excluding insurance deductibles paid, were $0.7 million and $5.5 million for the three months ended January 31, 2012 and 2011, respectively, for prior year deliveries.

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

The Company is also involved in the following litigation:

A subsidiary of the Company has been named as a defendant in a purported class action suit filed on May 30, 2007 in the United States District Court for the Middle District of Florida, Randolph Sewell, et al., v. D’Allesandro & Woodyard, et al., alleging violations of the federal securities acts, among other allegations, in connection with the sale of some of the subsidiary’s homes in Fort Myers, Florida.  Plaintiffs filed an amended complaint on October 19, 2007.  Plaintiffs sought to represent a class of certain home purchasers in southwestern Florida and sought damages, rescission of certain purchase agreements, restitution of out-of-pocket expenses, and attorneys’ fees and costs.  The Company’s subsidiary filed a motion to dismiss the amended complaint on December 14, 2007.  Following oral argument on the motion in September 2008, the court dismissed the amended complaint with leave for plaintiffs to amend. Plaintiffs filed a second amended complaint on October 31, 2008. The Company’s subsidiary filed a motion to dismiss this second amended complaint.  The Court dismissed portions of the second amended complaint.  The Court dismissed additional portions of the second amended complaint on April 28, 2010.  We settled this case with the plaintiffs for a total payment of $3.3 million, a portion of which was covered by insurance.  The settlement was paid in December 2011.

Hovnanian Enterprises, Inc. and K. Hovnanian Venture I, L.L.C. have been named as defendants in a class action suit. The action was filed by Mike D’Andrea and Tracy D’Andrea, on behalf of themselves and all others similarly situated in the Superior Court of New Jersey, Gloucester County. The action was initially filed on May 8, 2006 alleging that the HVAC systems installed in certain of the Company’s homes are in violation of applicable New Jersey building codes and are a potential safety issue. On December 14, 2011, the Superior Court granted class certification; the potential class is 1,065 homes.  The defendants filed a request to take an interlocutory appeal regarding the class certification decision. The Appellate Division denied the request, and the defendants filed a request for interlocutory review by the New Jersey Supreme Court, which is still pending. The plaintiff seeks unspecified damages as well as treble damages pursuant to the NJ Consumer Fraud Act.   The Company believes there is insurance coverage available to it for this action.  While we have determined that a loss related to this case is not probable, it is not possible to estimate a loss or range of loss related to this matter at this time.  On December 19, 2011, certain subsidiaries of the Company filed a separate action seeking indemnification against the various manufactures and subcontractors implicated by the class action.

8.  Cash and cash equivalents include cash deposited in checking accounts, overnight repurchase agreements, certificates of deposit, Treasury Bills and government money market funds with maturities of 90 days or less when purchased.  Our cash balances are held at a few financial institutions and may, at times, exceed insurable amounts.  We believe we help to mitigate this risk by depositing our cash in major financial institutions.  At January 31, 2012, we had no cash equivalents as the full balance of cash and cash equivalents was held as cash.

 9.   Our mortgage banking subsidiary originates mortgage loans, primarily from the sale of our homes. Such mortgage loans are sold in the secondary mortgage market within a short period of time of origination. Mortgage loans held for sale consist primarily of single-family residential loans collateralized by the underlying property. We have elected the fair value option to record loans held for sale and therefore these loans are recorded at fair value with the changes in the value recognized in the Statements of Operations in “Revenues: Financial services.” We currently use forward sales of mortgage-backed securities, interest rate commitments from borrowers and mandatory and/or best efforts forward commitments to sell loans to investors to protect us from interest rate fluctuations. These short-term instruments, which do not require any payments to be made to the counter-party or investor in connection with the execution of the commitments, are recorded at fair value. Gains and losses on changes in the fair value are recognized in the Statements of Operations in “Revenues: Financial services”. Loans held for sale of $2.2 million and $1.0 million at January 31, 2012 and October 31, 2011, respectively, represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

At January 31, 2012 and October 31, 2011, respectively, $51.8 million and $52.7 million of such mortgages held for sale were pledged against our mortgage warehouse line of credit (see Note 10). We may incur losses with respect to mortgages that were previously sold that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the home. Historically, we have not made significant payments associated with mortgages we originated. We have reserves for potential losses on mortgages we previously sold. The reserves are included in the "Mortgage loans held for sale" balance on the Condensed Consolidated Balance Sheet.

The activity in our loan origination reserves during the three months ended January 31, 2012 and 2011 was as follows:

	Three Months Ended
	January 31,
(In thousands)	2012	2011

Loan origination reserves, beginning of period	$5,063	$5,486
Provisions for losses during the period	1,664	810
Adjustments to pre-existing provisions for losses from changes in estimates	92	(578)
Payments/settlements	(390)	(24)
Loan origination reserves, end of period	$6,429	$5,694

10.  We do not have a revolving credit facility.  We have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $35.0 million and $54.1 million of letters of credit outstanding as of January 31, 2012 and October 31, 2011, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2012 and October 31, 2011, the amount of cash collateral in these segregated accounts was $35.7 million and $57.7 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 4, 2012. We believe we will be able to enter into a replacement facility, but there can be no assurance of such replacement.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.5% to 3.0% based on the takeout investor and type of loan. As of January 31, 2012, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $49.0 million.

The Chase Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2012, we believe we were in compliance with the covenants of the Chase Master Repurchase Agreement.

11. As of January 31, 2012, we had $992.0 million of outstanding senior secured notes ($966.4 million, net of discount), comprised of $797.0 million 10 5/8% Senior Secured Notes due 2016, $53.2 million 2.0% Senior Secured Notes due 2021 and $141.8 million 5.0% Senior Secured Notes due 2021. As of January 31, 2012, we also had $568.2 million of outstanding senior notes ($565.7 million, net of discount), comprised of $36.7 million 6 1/2% Senior Notes due 2014, $3.0 million 6 3/8% Senior Notes due 2014, $21.4 million 6 1/4% Senior Notes due 2015, $154.2 million 6 1/4% Senior Notes due 2016, $113.3 million 7 1/2% Senior Notes due 2016, $176.8 million 8 5/8% Senior Notes due 2017 and $62.8 million 11 7/8% Senior Notes due 2015. In addition, we had outstanding $12.2 million 7.25% Tangible Equity Units discussed below in Note 12.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) (the issuer of the senior secured notes) and the guarantors of such senior secured notes. At January 31, 2012, the aggregate book value of the real property collateral securing these notes was approximately $714.4 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $133.9 million as of January 31, 2012, which includes $35.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate investments.

On November 1, 2011, K. Hovnanian issued $141.8 million aggregate principal amount of 5.0% Senior Secured Notes due 2021 (the “5.0% 2021 Notes”) and $53.2 million aggregate principal amount of 2.0% Senior Secured Notes due 2021 (the “2.0% 2021 Notes” and together with the 5.0% 2021 Notes, the “2021 Notes”) in exchange for $195.0 million of K. Hovnanian's unsecured senior notes as follows: $16.7 million in aggregate principal amount of 6 1/2% Senior Notes due 2014, $26.2 million in aggregate principal amount of 6 3/8% Senior Notes due 2014, $67.6 million in aggregate principal amount of 11 7/8% Senior Notes due 2015, $31.3 million in aggregate principal amount of 6 1/4% Senior Notes due 2015, $13.3 million in aggregate principal amount of 6 1/4% Senior Notes due 2016, $20.7 million in aggregate principal amount of 7 1/2% Senior Notes due 2016 and $19.2 million in aggregate principal amount of 8 5/8% Senior Notes due 2017.  Holders of the senior notes due 2014 and 2015 that were exchanged in the exchange offer also received an aggregate of approximately $14.2 million in cash payments and all holders of senior notes that were exchanged in the exchange offer received accrued and unpaid interest (in the aggregate amount of approximately $3.3 million). The 5.0% 2021 Notes and the 2.0% 2021 Notes were issued as separate series under an indenture, but have substantially the same terms other than with respect to interest rate and related redemption provisions, and will vote together as a single class.  These secured notes are guaranteed by each of Hovnanian’s subsidiaries, except for its home mortgage subsidiaries, certain of its joint ventures, joint venture holding companies (other than members of the “Secured Group” (as defined below)), certain of its title insurance subsidiaries and the Company’s foreign subsidiary.

The guarantees with respect to the 2021 Notes of K. Hovnanian JV Holdings, L.L.C. and its subsidiaries other than certain joint ventures and joint venture holding companies (collectively, the “Secured Group”) are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of January 31, 2012, the collateral securing the guarantees primarily included (1) $81.0 million of cash and cash equivalents and (2) equity interests in guarantors that are members of the Secured Group.  Subsequent to such date, cash uses include general business operations and real estate and other investments. The aggregate book value of the real property of the Secured Group was approximately $45.8 million as of January 31, 2012 (not including the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value), which upon completion of the mortgage process will be collateral for the 2021 Notes. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $47.1 million as of January 31, 2012; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior and senior secured notes and Amortizing Notes (as defined below), and thus have not guaranteed such indebtedness. These senior secured notes are redeemable in whole or in part at our option at any time, at 100.0% of the principal amount plus the greater of 1% of the principal amount and an applicable “Make-Whole Amount.”  In addition, we may redeem up to 35% of the aggregate principal amount of the notes before November 1, 2014 with the net cash proceeds from certain equity offerings at 105.0% (in the case of the 5.0% 2021 Notes) and 102.0% (in the case of the 2.0% 2021 Notes) of principal. The accounting for the exchange is being treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt and the costs associated with the debt exchange were expensed as incurred as shown in “Other operations” in the Condensed Consolidated Statement of Operations.

In addition, on November 1, 2011, K. Hovnanian entered into a Second Supplemental Indenture (the “11 7/8% Notes Supplemental Indenture”), among K. Hovnanian, the Company, as guarantor, the other guarantors party thereto and Wilmington Trust Company, as trustee, amending and supplementing that certain Indenture dated February 14, 2011 (the “Base Indenture”) by and among K. Hovnanian, the Company, as guarantor, and Wilmington Trust Company, as trustee, as amended by the First Supplemental Indenture dated as of February 14, 2011 (the “First Supplemental Indenture”), by and among K. Hovnanian, the Company, as guarantor, the other guarantors party thereto and Wilmington Trust Company, as trustee (the Base Indenture as amended by the First Supplemental Indenture, the “Existing Indenture”). The 11 7/8% Notes Supplemental Indenture was executed and delivered following the receipt by K. Hovnanian of consents from a majority of the holders of K. Hovnanian’s 11 7/8/% Senior Notes due 2015. The 11 7/8% Notes Supplemental Indenture provides for the elimination of substantially all of the restrictive covenants and certain of the default provisions contained in the Existing Indenture and the 11 7/8% Senior Notes due 2015.

During the three months ended January 31, 2012, we repurchased in open market transactions $5.7 million principal amount of our 6 1/4% Senior Notes due 2016 and $38.3 million principal amount of 7 1/2% Senior Notes due 2016.  The aggregate purchase price for these repurchases was $19.0 million, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $24.7 million for the three months ended January 31, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt”.

Except for K. Hovnanian, the issuer of the notes, our home mortgage subsidiaries, joint ventures and subsidiaries holding interests in our joint ventures, certain of our title insurance subsidiaries and our foreign subsidiary, we and each of our subsidiaries are guarantors of the senior secured, senior and senior subordinated amortizing notes outstanding at January 31, 2012 (see Note 22 to the Condensed Consolidated Financial Statements).  In addition, the 2021 Notes are guaranteed by the Secured Group. Members of the Secured Group do not guarantee K. Hovnanian's other indebtedness.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian,  to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2012 we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

Under the terms of the indentures (including with respect to the Amortizing Notes as defined and described in Note 12 below), we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

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

12.  On February 9, 2011, we issued an aggregate of 3,000,000 7.25% Tangible Equity Units (the “Units”), and on February 14, 2011, we issued an additional 450,000 Units pursuant to the over-allotment option granted to the underwriters. Each Unit initially consists of (i) a prepaid stock purchase contract (each a “Purchase Contract”) and (ii) a senior subordinated amortizing note due February 15, 2014 (each, an “Amortizing Note”).  The Amortizing Notes have an aggregate principal amount of $12.2 million as of January 31, 2012.  On each February 15, May 15, August 15 and November 15, K. Hovnanian will pay holders of Amortizing Notes equal quarterly cash installments of $0.453125 per Amortizing Note, which cash payments in the aggregate will be equivalent to 7.25% per year with respect to each $25 stated amount of Units. Each installment constitutes a payment of interest (at a rate of 12.072% per annum) and a partial repayment of principal on the Amortizing Note, allocated as set forth in the amortization schedule provided in the indenture under which the Amortizing Notes were issued.  The Amortizing Notes have a scheduled final installment payment date of February 15, 2014.  If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require K. Hovnanian to repurchase such holders’ Amortizing Notes, except in certain circumstances as described in the indenture governing Amortizing Notes.

Unless settled earlier, on February 15, 2014 (subject to postponement under certain circumstances), each Purchase Contract will automatically settle and we will deliver a number of shares of Class A Common Stock based on the applicable market value, as defined in the purchase contract agreement, which will be between 4.7655 shares and 5.8140 shares per Purchase Contract (subject to adjustment).  Each Unit may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the Units, and the separate components may be combined to create a Unit.  The Amortizing Note component of the Units is recorded as debt, and the Purchase Contract component of the Units is recorded in equity as additional paid in capital.  We have recorded $68.1 million, the initial fair value of the Purchase Contracts, as additional paid in capital.  As of January 31, 2012, 1.0 million Purchase Contracts have been converted into 4.8 million shares of our Class A Common Stock.

13. Basic earnings per share is computed by dividing net income (loss) (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period.  The basic weighted-average number of shares for the three months ended January 31, 2012 includes 11.6 million shares related to Purchase Contracts (issued as part of our 7.25% Tangible Equity Units) which are issuable in the future with no additional cash required to be paid by the holders thereof. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock.  Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation.

For the three months ended January 31, 2012 and 2011, 0.02 million and 0.6 million respectively,  incremental shares attributed to non-vested stock and outstanding options to purchase common stock were excluded from the computation of diluted EPS because we had a net loss for the period, and any incremental shares would not be dilutive.

In addition, shares related to out-of-the money stock options that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS were 5.0 million and 4.6 million for the three months ended January 31, 2012 and 2011 respectively, because to do so would have been anti-dilutive for the periods presented.

14.  On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000.  Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three months ended January 31, 2012 and 2011, we did not make any dividend payments on the Series A Preferred Stock as a result of covenant restrictions in the indentures governing our senior secured, senior and senior subordinated notes discussed above.  We anticipate we will be restricted from paying dividends for the foreseeable future.

15.  Each share of Class A Common Stock entitles its holder to one vote per share and each share of Class B Common Stock entitles its holder to ten votes per share.  The amount of any regular cash dividend payable on a share of Class A Common Stock will be an amount equal to 110% of the corresponding regular cash dividend payable on a share of Class B Common Stock.  If a shareholder desires to sell shares of Class B Common Stock, such stock must be converted into shares of Class A Common Stock.

In August 2008, our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards (NOL) and built-in losses under Section 382 of the Internal Revenue Code. Our ability to use NOLs and built-in losses would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed under Section 382 to own) 5% or more of our stock increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a defined period of time. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. Under the Rights Plan, one right was distributed for each share of Class A Common Stock and Class B Common Stock outstanding as of the close of business on August 15, 2008. Effective August 15, 2008, if any person or group acquires 4.9% or more of the outstanding shares of Class A Common Stock without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power of such person or group. However, existing stockholders who owned, at the time of the Rights Plan’s adoption, 4.9% or more of the outstanding shares of Class A Common Stock will trigger a dilutive event only if they acquire additional shares. The approval of the Board of Directors’ decision to adopt the Rights Plan may be terminated by the Board at any time, prior to the Rights being triggered. The Rights Plan will continue in effect until August 15, 2018, unless it expires earlier in accordance with its terms. The approval of the Board of Directors’ decision to adopt the Rights Plan was submitted to a stockholder vote and approved at a special meeting of stockholders held on December 5, 2008. Also at the Special Meeting on December 5, 2008, our stockholders approved an amendment to our Certificate of Incorporation to restrict certain transfers of Class A Common Stock in order to preserve the tax treatment of our net operating loss carryforwards and built-in losses under Section 382 of the Internal Revenue Code. Subject to certain exceptions pertaining to pre-existing 5% stockholders and Class B stockholders, the transfer restrictions in the amended Certificate of Incorporation generally restrict any direct or indirect transfer (such as transfers of our stock that result from the transfer of interests in other entities that own our stock) if the effect would be to (i) increase the direct or indirect ownership of our stock by any person (or public group) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person (or public group) owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. Transfers included under the transfer restrictions include sales to persons (or public groups) whose resulting percentage ownership (direct or indirect) of common stock would exceed the 5% thresholds discussed above, or to persons whose direct or indirect ownership of common stock would by attribution cause another person (or public group) to exceed such threshold.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There were 66,043 shares purchased during the three months ended January 31, 2012.  As of January 31, 2012, 3.5 million shares of Class A Common Stock have been purchased under this program.

16.  The total income tax expense was $0.7 million for the three months ended January 31, 2012 primarily due to various state tax expenses and an increase in tax reserves for uncertain tax positions.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry during 2010, 2011 and 2012, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of January 31, 2012.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred taxes amounted to $905.2 million and $899.4 million at January 31, 2012 and October 31, 2011, respectively.  The valuation allowance increased during the three months ended January 31, 2012 primarily due to additional reserves recorded for the federal and state tax benefits related to the losses incurred during the period.

17.  Our operating segments are components of our business for which discrete financial information is available and reviewed regularly by the chief operating decision-maker, our Chief Executive Officer, to evaluate performance and make operating decisions.  Based on this criteria, each of our communities qualifies as an operating segment, and therefore, it is impractical to provide segment disclosures for this many segments.  As such, we have aggregated the homebuilding operating segments into six reportable segments.

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

Corporate and unallocated primarily represents operations at our headquarters in Red Bank, New Jersey.  This includes our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality, and safety.  It also includes interest income and interest expense resulting from interest incurred that cannot be capitalized in inventory in the Homebuilding segments, as well as the gains or losses on extinguishment of debt from debt repurchases.

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

Financial information relating to the Company’s segment operations was as follows:

	Three Months Ended
	January 31,
(In thousands)	2012	2011

Revenues:
Northeast	$41,532	$45,341
Mid-Atlantic	54,395	46,422
Midwest	18,199	14,090
Southeast	20,209	15,521
Southwest	91,824	91,393
West	36,751	32,749
Total homebuilding	262,910	245,516
Financial services	6,690	7,094
Corporate and unallocated	(1)	(43)
Total revenues	$269,599	$252,567

(Loss) income before income taxes:
Northeast	$(5,648)	$(14,638)
Mid-Atlantic	2,611	(3,159)
Midwest	(1,156)	(1,926)
Southeast	(2,856)	(3,020)
Southwest	4,550	5,403
West	(972)	(8,614)
Homebuilding loss before income taxes	(3,471)	(25,954)
Financial services	1,513	1,624
Corporate and unallocated	(15,604)	(40,233)
Loss before income taxes	$(17,562)	$(64,563)

	January 31,	October 31,
(In thousands)	2012	2011

Assets:
Northeast	$381,302	$385,217
Mid-Atlantic	218,071	219,287
Midwest	62,032	59,105
Southeast	88,524	83,044
Southwest	194,837	188,321
West	170,323	168,590
Total homebuilding	1,115,089	1,103,564
Financial services	76,504	85,106
Corporate and unallocated	310,130	413,510
Total assets	$1,501,723	$1,602,180

18.  The Company enters into land and lot option purchase contracts to procure land or lots for the construction of homes. Under these contracts, the Company will fund a stated deposit in consideration for the right, but not the obligation, to purchase land or lots at a future point in time with predetermined terms. Under the terms of the option purchase contracts, many of the option deposits are not refundable at the Company's discretion.  Under the requirements of ASC 810, certain option purchase contracts may result in the creation of a variable interest in the entity (“VIE”) that owns the land parcel under option.

In compliance with ASC 810, the Company analyzes its option purchase contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. As a result of its analyses, the Company determined that as of January 31, 2012 and October 31, 2011 it was not the primary beneficiary of any VIEs from which it is purchasing land under option purchase contracts.

We will continue to secure land and lots using options, some of which are with VIEs. Including deposits on our unconsolidated VIEs, at January 31, 2012, we had total cash and letters of credit deposits amounting to approximately $25.6 million to purchase land and lots with a total purchase price of $588.2 million.  The maximum exposure to loss with respect to our land and lot options is limited to the deposits, although some deposits are refundable at our request or refundable if certain conditions are not met.

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

(Dollars in thousands)	January 31, 2012
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$18,106	$774	$18,880
Inventories	303,255	14,816	318,071
Other assets	23,544	705	24,249
Total assets	$344,905	$16,295	$361,200

Liabilities and equity:
Accounts payable and accrued liabilities	$24,646	$12,383	$37,029
Notes payable	188,267	21	188,288
Total liabilities	$212,913	$12,404	$225,317
Equity of:
Hovnanian Enterprises, Inc.	51,421	977	52,398
Others	80,571	2,914	83,485
Total equity	131,992	3,891	135,883
Total liabilities and equity	$344,905	$16,295	$361,200
Debt to capitalization ratio	59%	1%	58%

(Dollars in thousands)	October 31, 2011
	Homebuilding	Land Development	Total
Assets:
Cash and cash equivalents	$21,380	$287	$21,667
Inventories	310,743	14,786	325,529
Other assets	25,388	-	25,388
Total assets	$357,511	$15,073	$372,584

Liabilities and equity:
Accounts payable and accrued liabilities	$21,035	$11,710	$32,745
Notes payable	199,821	21	199,842
Total liabilities	220,856	11,731	232,587
Equity of:
Hovnanian Enterprises, Inc.	52,013	1,312	53,325
Others	84,642	2,030	86,672
Total equity	136,655	3,342	139,997
Total liabilities and equity	$357,511	$15,073	$372,584
Debt to capitalization ratio	59%	1%	59%

As of January 31, 2012 and October 31, 2011, we had advances outstanding of approximately $13.6 million and $11.7 million, respectively, to these unconsolidated joint ventures, which were included in the “Accounts payable and accrued liabilities” balances in the table above.  On our Condensed Consolidated Balance Sheets our “Investments in and advances to unconsolidated joint ventures” amounted to $58.8 million and $57.8 million at January 31, 2012 and October 31, 2011, respectively.  In some cases, our net investment in these joint ventures is less than our proportionate share of the equity reflected in the table above because of the differences between asset impairments recorded against our joint venture investments and any impairments recorded in the applicable joint venture.  Impairments of our joint venture equity investments are recorded when we deem a decline in fair value to be other than temporary while impairments recorded in the joint ventures are recorded when undiscounted cash flows of the community indicate that the carrying amount is not recoverable.  During fiscal 2011 and the first three months of fiscal 2012, we did not write down any joint venture investments based on our determination that none of the investments in our joint ventures sustained an other than temporary impairment during those periods.

	For the Three Months Ended January 31, 2012
(In thousands)	Homebuilding	Land Development	Total

Revenues	$52,596	$3,355	$55,951
Cost of sales and expenses	(52,770)	(3,203)	(55,973)
Joint venture net (loss) income	$(174)	$152	$(22)
Our share of net (loss) income	$(51)	$116	$65

	For the Three Months Ended January 31, 2011
(In thousands)	Homebuilding	Land Development	Total

Revenues	$23,031	$4,894	$27,925
Cost of sales and expenses	(24,905)	(4,739)	(29,644)
Joint venture net (loss) income	$(1,874)	$155	$(1,719)
Our share of net (loss) income	$(1,002)	$143	$(859)

“(Loss) income from unconsolidated joint ventures” is reflected as a separate line in the accompanying Condensed Consolidated Statements of Operations and reflects our proportionate share of the loss or income of these unconsolidated homebuilding and land development joint ventures.  The difference between our share of the loss or income from these unconsolidated joint ventures disclosed in the tables above compared to the Condensed Consolidated Statements of Operations for the three months ended January 31, 2012 and 2011, is due primarily to one joint venture that had net income for which we do not get any share of the profit because of the cumulative equity position of the joint venture, the reclassification of the intercompany portion of management fee income from certain joint ventures, and the deferral of income for lots purchased by us from certain joint ventures.

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

Typically, our unconsolidated joint ventures obtain separate project specific mortgage financing. The amount of financing is generally targeted to be no more than 50% of the joint venture’s total assets.  For our more recent joint ventures, obtaining financing has become challenging, therefore, some of our joint ventures are capitalized only with equity. However, for our most recent joint venture, a portion of our partner's contribution was in the form of mortgage financing. Including the impact of impairments recorded by the joint ventures, the average debt to capitalization ratio of all our joint ventures is currently 58%. Any joint venture financing is on a nonrecourse basis, with guarantees from us limited only to performance and completion of development, environmental warranties and indemnification, standard indemnification for fraud, misrepresentation and other similar actions, including a voluntary bankruptcy filing.  In some instances, the joint venture entity is considered a VIE under ASC 810-10 "Consolidation – Overall" due to the returns being capped to the equity holders; however, in these instances, we are not the primary beneficiary, and therefore we do not consolidate these entities.

20.  In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and expands the disclosure requirements, particularly for Level 3 fair value measurements. The guidance is effective for the Company beginning February 1, 2012 and is to be applied prospectively. The adoption of this guidance, which relates primarily to disclosure, is not expected to have a material impact on our financial statements.

21.  ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), provides a framework for measuring fair value, expands disclosures about fair-value measurements and establishes a fair-value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1                      Fair value determined based on quoted prices in active markets for identical assets.

Level 2                      Fair value determined using significant other observable inputs.

Level 3                      Fair value determined using significant unobservable inputs.

Our financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	Fair Value Hierarchy	Fair Value at January 31, 2012	Fair Value at October 31, 2011

Mortgage loans held for sale (1)	Level 2	$67,570	$73,126
Interest rate lock commitments	Level 2	137	142
Forward contracts	Level 2	(477)	(1,096)
		$67,230	$72,172

(1)  The aggregate unpaid principal balance was $64.0 million and $70.4 million at January 31, 2012 and October 31, 2011, respectively.

We elected the fair value option for our loans held for sale for mortgage loans originated subsequent to October 31, 2008 in accordance with ASC 825, “Financial Instruments” (“ASC 825”), which permits us to measure financial instruments at fair value on a contract-by-contract basis.  Management believes that the election of the fair value option for loans held for sale improves financial reporting by mitigating volatility in reported earnings caused by measuring the fair value of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.  In addition, the fair value of servicing rights is included in the Company’s loans held for sale as of January 31, 2012.  Fair value of the servicing rights is determined based on values in the Company’s servicing sales contracts.  Fair value of loans held for sale is based on independent quoted market prices, where available, or the prices for other mortgage whole loans with similar characteristics.

The assets accounted for using the fair value option are initially measured at fair value.  Gains and losses from initial measurement and subsequent changes in fair value are recognized in the Financial Services segment’s earnings (loss).  The changes in fair values that are included in earnings (loss) are shown, by financial instrument and financial statement line item, below:

	Three Months Ended January 31, 2012
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$(395)	$(5)	$618

	Three Months Ended January 31, 2011
(In thousands)	Loans Held For Sale	Interest Rate Lock Commitments	Forward Contracts

Changes in fair value included in net earnings (loss), all reflected in financial services revenues	$(967)	$(69)	$41

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and write-offs during the three months ended January 31, 2012.  The assets measured at fair value on a nonrecurring basis are all within the Company’s Homebuilding operations and are summarized below:

Non-financial Assets

		Three Months Ended
		January 31, 2012

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$2,428	$(704)	$1,724
Land and land options held for future development or sale	Level 3	$16,315	$(2,437)	$13,878

		Three Months Ended
		January 31, 2011

(In thousands)	Fair Value Hierarchy	Pre-Impairment Amount	Total Losses	Fair Value

Sold and unsold homes and lots under development	Level 3	$12,132	$(2,204)	$9,928
Land and land options held for future development or sale	Level 3	$12,714	$(4,575)	$8,139

We record impairment losses on inventories related to communities under development and held for future development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts.  If the expected undiscounted cash flows are less than the carrying amount, then the community is written down to its fair value.  We estimate the fair value of each impaired community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community. Should the estimates or expectations used in determining cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments.  We recorded inventory impairments, which are included in the Condensed Consolidated Statements of Operations as “Inventory impairment loss and land option write-offs” and deducted from Inventory of $3.1 million and $6.8 million for the three months ended January 31, 2012 and 2011, respectively.

The Financial Services segment had a pipeline of loan applications in process of $349.2 million at January 31, 2012.  Loans in process for which interest rates were committed to the borrowers totaled approximately $30.4 million as of January 31, 2012.  Substantially all of these commitments were for periods of 60 days or less.  Since a portion of these commitments is expected to expire without being exercised by the borrowers, the total commitments do not necessarily represent future cash requirements.

The Financial Services segment uses investor commitments and forward sales of mandatory mortgage-backed securities (“MBS”) to hedge its mortgage-related interest rate exposure.  These instruments involve, to varying degrees, elements of credit and interest rate risk.  Credit risk is managed by entering into MBS forward commitments, option contracts with investment banks, federally regulated bank affiliates and loan sales transactions with permanent investors meeting the segment’s credit standards.  The segment’s risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments and option contracts.  At January 31, 2012, the segment had open commitments amounting to $24.2 million to sell MBS with varying settlement dates through March 19, 2012.

Our financial instruments consist of cash and cash equivalents, restricted cash, receivables, deposits and notes, accounts payable and other liabilities, customer’s deposits, mortgage loans held for sale, nonrecourse land and operating properties mortgages, letter of credit agreements and facilities, mortgage warehouse line of credit, accrued interest, and the senior secured, senior and senior subordinated amortizing notes payable.  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  The fair value of each of the senior secured, senior and senior subordinated amortizing notes is estimated based on recent trades for the same or similar issues or the quoted market prices on the current rates offered to us for debt of the same remaining maturities.  The fair value of the senior secured, senior and senior subordinated amortizing notes is estimated at $802.0 million, $308.3 million and $6.6 million, respectively, as of January 31, 2012 and $653.5 million, $359.0 million and $4.4 million, respectively, as of October 31, 2011.  The fair value of our other financial instruments approximates their recorded values.

22.  Hovnanian Enterprises, Inc., the parent company (the “Parent”), is the issuer of publicly traded common stock, preferred stock, which is represented by depository shares, and 7.25% Tangible Equity Units. One of its wholly owned subsidiaries, K. Hovnanian Enterprises, Inc. (the “Subsidiary Issuer”), acts as a finance entity that as of January 31, 2012, had issued and outstanding approximately $992.0 million of senior secured notes ($966.4 million, net of discount), $568.2 million senior notes ($565.7 million, net of discount), and $12.2 million senior subordinated amortizing notes (issued as a component of our 7.25% Tangible Equity Units). The senior secured notes, senior notes, and senior subordinated amortizing notes are fully and unconditionally guaranteed by the Parent.

In addition to the Parent, each of the wholly owned subsidiaries of the Parent other than the Subsidiary Issuer (collectively, “Guarantor Subsidiaries”), with the exception of our home mortgage subsidiaries, certain of our title insurance subsidiaries, joint ventures, subsidiaries holding interests in our joint ventures and our foreign subsidiary (collectively, the “Nonguarantor Subsidiaries”), have guaranteed fully and unconditionally, on a joint and several basis, the obligations of the Subsidiary Issuer to pay principal and interest under the registered senior secured notes, senior notes, and senior subordinated amortizing notes.  The 2021 Notes are guaranteed by the Guarantor Subsidiaries and the Secured Group (see Note 11).

All of the senior secured notes, senior notes and senior subordinated amortizing notes have been registered under the Securities Act of 1933, as amended, except the 2021 notes, which are not required to be registered.  The Condensed Consolidating Financial Statements presented below are in respect of our registered notes only and not the 2021 Notes. In lieu of providing separate financial statements for the Guarantor Subsidiaries of our registered senior secured, senior and senior subordinated amortizing rates, we have included the accompanying Condensed Consolidating Financial Statements. Management does not believe that separate financial statements of the Guarantor Subsidiaries of our registered notes are material to users of our Condensed Consolidated Financial Statements. Therefore, separate financial statements and other disclosures concerning such Guarantor Subsidiaries are not presented.

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

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
JANUARY 31, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$11,133	$149,320	$1,060,299	$204,467	$	$1,425,219
Financial services			3,942	72,562		76,504
Investments in and amounts due to and from consolidated subsidiaries	(482,732)	2,153,773	(2,470,750)	6,742	792,967	-
Total assets	$(471,599)	$2,303,093	$(1,406,509)	$283,771	$792,967	$1,501,723

LIABILITIES AND EQUITY:
Homebuilding	$2,576	$(158)	$316,929	$13,840	$	$333,187
Financial services			3,530	59,580		63,110
Notes payable		1,576,498	109	86		1,576,693
Income taxes payable	39,785	-	2,735	-		42,520
Stockholders’ (deficit) equity	(513,960)	726,753	(1,729,812)	210,092	792,967	(513,960)
Non-controlling interest in consolidated joint ventures				173		173
Total liabilities and equity	$(471,599)	$2,303,093	$(1,406,509)	$283,771	$792,967	$1,501,723

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
OCTOBER 31, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
ASSETS:
Homebuilding	$12,756	$200,281	$1,096,594	$207,443	$	$1,517,074
Financial services			4,537	80,569		85,106
Investments in and amounts due to and from consolidated subsidiaries	(467,562)	2,140,349	(2,435,348)	(9,364)	771,925	-
Total assets	$(454,806)	$2,340,630	$(1,334,217)	$(278,648)	$771,925	$1,602,180

LIABILITIES AND EQUITY:
Homebuilding	$2,172	$(33)	$355,191	$11,276	$	$368,606
Financial services			4,231	60,015		64,246
Notes payable		1,623,957	144			1,624,101
Income tax payable	39,716		2,113			41,829
Stockholders’ (deficit) equity	(496,694)	716,706	(1,695,896)	207,265	771,925	(496,694)
Non-controlling interest in consolidated joint ventures				92		92
Total liabilities and equity	$(454,806)	$2,340,630	$(1,334,217)	$278,648	$771,925	$1,602,180

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$4	$(30)	$263,306	$869	$(1,240)	$262,909
Financial services			1,299	5,391		6,690
Intercompany charges			(12,352)	(999)	13,351	-
Total revenues	$4	$(30)	$252,253	$5,261	$12,111	$269,599

Expenses:
Homebuilding	1,740	14,621	285,337	(1,335)	6,296	306,659
Financial services	51		1,226	3,915	(15)	5,177
Total expenses	1,791	14,621	286,563	2,580	6,281	311,836
Gain on extinguishment of debt		24,698				24,698
Income (loss) from unconsolidated joint ventures			28	(51)		(23)
(Loss) income before income taxes	(1,787)	10,047	(34,282)	2,630	5,830	(17,562)
State and federalincome tax (benefit) provision	(4,564)		5,267			703
Equity in (loss) income of consolidated subsidiaries	15,488				(15,488)	-
Net income (loss)	$18,265	$10,047	$(39,549)	$2,630	$(9,658)	$(18,265)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding	$4	$(95)	$245,908	$895	$(1,239)	$245,473
Financial services			1,332	5,762		7,094
Intercompany charges		28,316	(35,458)	(147)	7,289	-
Total revenues	4	28,221	211,782	6,510	6,050	252,567

Expenses:
Homebuilding	1,544	38,390	268,974	450	1,310	310,668
Financial services	88		1,242	4,140		5,470
Total expenses	1,632	38,390	270,216	4,590	1,310	316,138
Gain on extinguishment of debt						-
Loss from unconsolidated joint ventures			(250)	(742)		(992)
(Loss) income before income taxes	(1,628)	(10,169)	(58,684)	1,178	4,740	(64,563)
State and federal income tax (benefit) provision	(5,881)		5,460			(421)
Equity in (loss) income of consolidated subsidiaries	(68,395)				68,395	-
Net (loss) income	$(64,142)	$(10,169)	$(64,144)	$1,178	$73,135	$(64,142)

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2012
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$18,265	$10,047	$(39,549)	$2,630	$(9,658)	$(18,265)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	(33,435)	14,424	23,191	(38,695)	9,658	(24,857)
Net cash (used in) provided by operating activities	(15,170)	24,471	(16,358)	(36,065)	-	(43,122)
Net cash (used in) investing activities	-	-	(102)	(1,170)	-	(1,272)
Net cash (used in) provided by financing activities	-	(39,173)	3,201	(685)	-	(36,657)
Intercompany investing and financing activities – net	15,170	(13,424)	14,360	(16,106)	-	-
Net (decrease) increase in cash	-	(28,126)	1,101	(54,026)	-	(81,051)
Cash and cash equivalents balance, beginning of period	-	112,122	(4,989)	143,607	-	250,740
Cash and cash equivalents balance, end of period	$-	$83,996	$(3,888)	$89,581	$-	$169,689

HOVNANIAN ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2011
(In Thousands)
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(64,142)	$(10,169)	$(64,144)	$1,178	$73,135	$(64,142)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	15,725	14,051	91,484	18,494	(73,135)	66,619
Net cash (used in) provided by operating activities	(48,417)	3,882	27,340	19,672	-	2,477
Net cash (used in) investing activities			(233)	(1,355)		(1,588)
Net cash (used in) provided by financing activities			(2,122)	(49,571)		(51,693)
Intercompany investing and financing activities – net	48,417	(38,227)	(23,904)	13,714		-
Net (decrease) increase in cash	-	(34,345)	1,081	(17,540)	-	(50,804)
Cash and cash equivalents balance, beginning of period	10	212,370	(12,812)	167,612	-	367,180
Cash and cash equivalents balance, end of period	$10	$178,025	$(11,731)	$150,072	$-	$316,376

23.  Subsequent Events - Pursuant to agreements with bondholders dated February 22, 2012 and February 28, 2012, we issued an aggregate of 1,182,801 shares of our Class A common stock, par value $0.01 per share, in exchange for an aggregate of approximately $4.8 million of our outstanding indebtedness, consisting of $3.0 million aggregate principal amount of our outstanding 8.625% Senior Notes due 2017 and approximately $1.8 million aggregate principal amount of our 12.072% senior subordinated amortizing notes (the “exchanges”).

The exchanges were effected with existing bondholders and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchanges.  Accordingly, the exchanges were effected pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

OVERVIEW

Since the second half of our fiscal year ended October 31, 2006, the U.S. housing market has been impacted by declining consumer confidence, high home foreclosure rates and large supplies of resale and new home inventories. The result has been weakened demand for new homes, slower sales, higher than normal cancellation rates and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize subprime, Alt-A, and other nonprime mortgage products, and over the past few years, many lenders have significantly tightened their underwriting standards. The overall economy has weakened significantly and fears of further prolonged economic weakness are still present due, among other factors, to high unemployment levels, deterioration in consumer confidence and the reduction in extensions of credit and consumer spending.  As a result, we experienced significant decreases in our revenues and gross margins during 2007, 2008, 2009 and 2010 compared with prior years. During 2011 and through January 31, 2012, the homebuilding market exhibited a large degree of choppiness.  Signs of this choppiness can be seen in key measures, such as our gross margin, cancellation rates and total deliveries.  In the first quarter of fiscal 2012, for the first time since the third quarter of fiscal 2006, we saw an increase in revenues, as compared to the same period of the prior year, however, our gross margin percentage decreased slightly to 16.5% for the three months ended January 31, 2012 from 16.9% for the three months ended January 31, 2011, but increased sequentially from 15.5% in the fourth quarter of fiscal 2011. Our contract cancellation rate of 20% in fiscal 2011 and 21% in the first quarter of fiscal 2012 was consistent with more normalized levels, as seen in fiscal 2003 and 2004.  Active selling communities increased to 197 compared to 188 in the same period a year ago and net contracts per average active selling community increased to 4.9 for the three months ended January 31, 2012 compared to 4.3 in the same period in the prior year.  Although we remain cautiously optimistic, several challenges such as persistently high unemployment levels, economic weakness and uncertainty, and the threat of more foreclosures continue to hinder a recovery in the housing market.

Over the course of this multiple year downturn in the homebuilding market, we have recorded $2.4 billion in inventory impairment and option walkaway charges from the first quarter of fiscal 2006 through the first quarter of 2012.  We have exposure to additional impairments of our inventories, which, as of January 31, 2012, have a book value of $978.9 million, net of $768.5 million of impairments recorded on 135 of our communities. This includes $24.4 million of cash invested in 9,139 lots under option as of January 31, 2012. In addition, we had $1.2 million in letters of credit deposits on optioned lots as of January 31, 2012. We write off amounts associated with an option if we determine it is probable we will not exercise it. As of January 31, 2012, we had total investments in, and advances to, unconsolidated joint ventures of $58.8 million. Each of our joint ventures assesses its inventory and other long-lived assets for impairment and we separately assess our equity investment in joint ventures for other than temporary declines in value, which has resulted in total reductions in our equity investment in joint ventures of $119.1 million from the second half of fiscal 2006, the first period in which we had impairments on our joint ventures, through January 31, 2012. There have been no write downs of our equity investment in unconsolidated joint ventures since fiscal 2009, however, a community in one of our joint ventures in the Northeast recorded an asset impairment in the fourth quarter of fiscal 2011. We recorded our proportional share of this impairment charge as part of our share of the net loss of the venture.  We still have exposure to future write-downs of our equity investment in unconsolidated joint ventures if conditions deteriorate further in the markets in which our joint ventures operate.

As the market for new homes declined, we adjusted our approach to land acquisition and construction practices and shortened our land pipeline, reduced production volumes, and balanced home price and profitability with sales pace.  We delayed and cancelled planned land purchases and renegotiated land prices and significantly reduced our total number of controlled lots owned and under option.  Additionally, we significantly reduced our total number of speculative homes put into production over the past several years.  Since January 2009, however, we have begun to see more opportunities to purchase land at prices that make economic sense in light of the current sales prices and sales paces and plan to continue pursuing such land acquisitions.  New land purchases at pricing that we believe will generate appropriate investment returns and drive greater operating efficiencies are needed to return to profitability.   During the first quarter of fiscal 2012, we opened 14 new communities, purchased approximately 600 lots within 81 newly identified communities (which we define as communities that were controlled subsequent to January 31, 2009) and optioned approximately 450 lots in 20 newly identified communities. During fiscal 2011, our active selling communities fluctuated, but at the end of fiscal 2011 we had the same number of active selling communities as the end of fiscal 2010. In the first quarter of fiscal 2012, we grew our community count by five communities.  We have also continued to closely evaluate and make reductions in selling, general and administrative expenses, including corporate general and administrative expenses, reducing these expenses $9.2 million from $55.2 million in the first quarter of fiscal 2011 to $46.0 million in the first quarter of fiscal 2012 due in large part to a 78.5% reduction in head count at the end of the first quarter of fiscal 2012 from our peak in June 2006.  Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus.  For the three months ended January 31, 2012, homebuilding selling, general and administrative costs declined 17.3% to $33.3 million compared to the three months ended January 31, 2011.

CRITICAL ACCOUNTING POLICIES

Management believes that the following critical accounting policies require its most significant judgments and estimates used in the preparation of the condensed consolidated financial statements:

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

Substantially all of the mortgage loans originated are sold within a short period of time in the secondary mortgage market on a servicing released, nonrecourse basis, although the Company remains liable for certain limited representations, such as fraud, and warranties related to loan sales.  Mortgage investors could seek to have us buy back loans or compensate them for losses incurred on mortgages we have sold based on claims that we breached our limited representations and warranties.  We believe there continues to be an industry-wide issue with the number of purchaser claims in which purchasers purport to have found inaccuracies related to the sellers’ representations and warranties in particular loan sale agreements.  To date, we have not made significant payments to the purchasers of our loans and we have established reserves for probable losses.  Included in mortgage loans held for sale at January 31, 2012 is $2.2 million of mortgage loans, which represent the fair value of loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  These loans are serviced by a third party until such time that they can be liquidated via alternative mortgage markets, foreclosure or repayment.

Inventories - Inventories consist of land, land development, home construction costs, capitalized interest and construction overhead and property taxes. Construction costs are accumulated during the period of construction and charged to cost of sales under specific identification methods. Land, land development, and common facility costs are allocated based on buildable acres to product types within each community, then charged to cost of sales equally based upon the number of homes to be constructed in each product type.

We record inventories in our condensed consolidated balance sheets at cost unless the inventory is determined to be impaired, in which case the inventory is written down to its fair value. Our inventories consist of the following three components: (1) sold and unsold homes and lots under development, which includes all construction, land, capitalized interest, and land development costs related to started homes and land under development in our active communities; (2) land and land options held for future development or sale, which includes all costs related to land in our communities in planning or mothballed communities; and (3) consolidated inventory not owned, which includes all costs related to specific performance options, variable interest entities, and other options, which consists primarily of model homes financed with an investor and inventory related to structured lot options.

We have decided to mothball (or stop development on) certain communities where we have determined the current market conditions do not justify further investment at this time. When we decide to mothball a community, the inventory is reclassified from "Sold and unsold homes and lots under development" to "Land and land options held for future development or sale". As of January 31, 2012, the net book value associated with our 57 mothballed communities was $137.5 million, net of impairment charges of $493.5 million. We regularly review communities to determine if mothballing is appropriate.   During the first quarter of fiscal 2012, we did not mothball any communities, but re-activated one community and sold one community which was previously mothballed.

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

We evaluate inventories of communities under development and held for future development for impairment when indicators of potential impairment are present. Indicators of impairment include, but are not limited to, decreases in local housing market values, decreases in gross margins or sales absorption rates, decreases in net sales prices (base sales price net of sales incentives), or actual or projected operating or cash flow losses. The assessment of communities for indication of impairment is performed quarterly. As part of this process, we prepare detailed budgets for all of our communities at least semi-annually and identify those communities with a projected operating loss.  For those communities with projected losses, we estimate the remaining undiscounted future cash flows and compare those to the carrying value of the community, to determine if the carrying value of the asset is recoverable.

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

If the undiscounted cash flows are more than the carrying value of the community, then the carrying amount is recoverable, and no impairment adjustment is required. However, if the undiscounted cash flows are less than the carrying amount, then the community is deemed impaired and is written-down to its fair value. We determine the estimated fair value of each community by determining the present value of its estimated future cash flows at a discount rate commensurate with the risk of the respective community, or in limited circumstances, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale), and recent bona fide offers received from outside third parties. Our discount rates used for all impairments recorded from October 31, 2006 to January 31, 2012 range from 13.5% to 20.3%. The estimated future cash flow assumptions are virtually the same for both our recoverability and fair value assessments. Should the estimates or expectations used in determining estimated cash flows or fair value, including discount rates, decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to current and future communities. The impairment of a community is allocated to each lot on a relative fair value basis.

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

Inventories held for sale, which are land parcels where we have decided not to build homes, represented $13.9 million of our total inventories at January 31, 2012, and are reported at the lower of carrying amount or fair value less costs to sell. In determining fair value for land held for sale, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation sale) and recent bona fide offers received from outside third parties.

Insurance Deductible Reserves - For homes delivered in fiscal 2012 and 2011, our deductible under our general liability insurance is $20 million per occurrence for construction defect and warranty claims. For bodily injury claims, our deductible per occurrence in fiscal 2012 and 2011 is $0.1 million up to a $5 million limit. Our aggregate retention in 2012 and 2011is $21 million for construction defect, warranty and bodily injury claims.   We do not have a deductible on our worker's compensation insurance in fiscal 2012 and 2011. Reserves for estimated losses for construction defects, warranty, bodily injury and worker’s compensation claims have been established using the assistance of a third-party actuary. We engage a third-party actuary that uses our historical warranty and construction defect data, worker's compensation data, and other industry data to assist our management in estimating our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability and worker's compensation programs. The estimates include provisions for inflation, claims handling and legal fees. These estimates are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices, and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

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

Unconsolidated Homebuilding and Land Development Joint Ventures - Investments in unconsolidated homebuilding and land development joint ventures are accounted for under the equity method of accounting. Under the equity method, we recognize our proportionate share of earnings and losses earned by the joint venture upon the delivery of lots or homes to third parties. Our ownership interest in joint ventures varies but our voting interests are generally less than or equal to 50%. In determining whether or not we must consolidate joint ventures where we are the managing member of the joint venture, we assess whether the other partners have specific rights to overcome the presumption of control by us as the manager of the joint venture. In most cases, the presumption is overcome because the joint venture agreements require that both partners agree on establishing the significant operating and capital decisions of the partnership, including budgets, in the ordinary course of business. The evaluation of whether or not we control a venture can require significant judgment. In accordance with ASC 323-10, “Investments - Equity Method and Joint Ventures - Overall” (“ASC 323-10”), we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment below its carrying amount is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. This process requires significant management judgment and estimates. During fiscal 2011 and the first quarter of fiscal 2012, there were no write-downs of our joint venture investments.

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

Income Taxes - Deferred income taxes or income tax benefits are provided for temporary differences between amounts recorded for financial reporting and for income tax purposes. If the combination of future years’ income (or loss) combined with the reversal of the timing differences results in a loss, such losses can be carried back to prior years or carried forward to future years. In accordance with ASC 740-10, “Income Taxes - Overall” (“ASC 740-10”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740-10 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more-likely-than-not” standard. See “Total Taxes” below under “Results of Operations” for further discussion of the valuation allowances.

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

Recent Accounting Pronouncements - See Note 20 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.  There have been no accounting pronouncements that have been issued but not yet implemented that we believe will materially impact our financial statements.

CAPITAL RESOURCES AND LIQUIDITY

Our operations consist primarily of residential housing development and sales in the Northeast (New Jersey, Pennsylvania), the Mid-Atlantic (Delaware, Maryland, Virginia, West Virginia, Washington D.C.), the Midwest (Illinois, Minnesota, Ohio), the Southeast (Florida, Georgia, North Carolina, South Carolina), the Southwest (Arizona, Texas), and the West (California).  In addition, we provide certain financial services to our homebuilding customers.

We have historically funded our homebuilding and financial services operations with cash flows from operating activities, borrowings under our bank credit facilities and the issuance of new debt and equity securities.  In light of the challenging homebuilding market conditions we have been experiencing over the past several years, we had been operating with a primary focus to generate cash flows from operations through reductions in assets during fiscal 2007 through fiscal 2010.  The generation of cash flow, together with debt repurchases and exchanges at prices below par, allowed us to reduce net debt (debt less cash) over these years.  In fiscal 2011 and the first quarter of fiscal 2012, we saw more opportunities to purchase land at prices that make economic sense given current home sales prices and sales paces.  As such, in fiscal 2011 and the first quarter of fiscal 2012, we have acquired new land at higher levels than in the previous few years.  As a result, our net debt increased during the last half of fiscal 2010, for the year ended October 31, 2011, and again in the first quarter of fiscal 2012.

Our homebuilding cash balance at January 31, 2012 decreased by $78.3 million from October 31, 2011. The significant uses of cash during the first quarter of fiscal 2012 were primarily due to spending approximately $74.1 million on land and land development, $20.5 million, including $1.5 million for accrued interest, for the repurchase of certain of our senior notes and $22.1 million for the November 2011 debt exchange including accrued interest and costs associated with the transaction. These items were partially offset by a $24.1 million reduction of restricted cash. Most of this restricted cash became unrestricted as the letters of credit the cash collateralized were released during the first quarter of fiscal 2012. The remaining change in cash came from normal operations.

Our cash uses during the three months ended January 31, 2012 and 2011 were for operating expenses, land purchases, land deposits, land development, construction spending, debt payments, state income taxes, interest payments and investments in joint ventures. We provided for our cash requirements from available cash on hand, housing and land sales, financial service revenues, and other revenues. We believe that these sources of cash will be sufficient through fiscal 2012 to finance our working capital requirements and other needs, despite continued declines in total revenues, the termination of our revolving credit facility in fiscal 2009 and the collateralization with cash in segregated accounts to support certain of our letters of credit.  We may also enter into land sale agreements or joint ventures to generate cash from our existing balance sheet.

On November 1, 2011, we completed an exchange offer of $195.0 million of certain of our unsecured senior notes with maturities ranging from 2014 through 2017 for new senior secured notes due 2021. See Note 11 to the Condensed Consolidated Financial Statements. In addition, during the three months ended January 31, 2012, we repurchased in open market transactions $5.7 million principal amount of our 6 1/4% Senior Notes due 2016 and $38.3 million principal amount of 7 1/2% Senior Notes due 2016.  The aggregate purchase price for these repurchases was $19.0 million, plus accrued and unpaid interest.  These repurchases resulted in a gain on extinguishment of debt of $24.7 million for the three months ended January 31, 2012, net of the write-off of unamortized discounts and fees. The gain is included in the Condensed Consolidated Statement of Operations as “Gain on extinguishment of debt”.

Our net income (loss) historically does not approximate cash flow from operating activities. The difference between net income (loss) and cash flow from operating activities is primarily caused by changes in inventory levels together with changes in receivables, prepaid and other assets, interest and other accrued liabilities, deferred income taxes, accounts payable, mortgage loans and liabilities, and noncash charges relating to depreciation, amortization of computer software costs, stock compensation awards and impairment losses for inventory. When we are expanding our operations, inventory levels, prepaids, and other assets increase causing cash flow from operating activities to decrease. Certain liabilities also increase as operations expand and partially offset the negative effect on cash flow from operations caused by the increase in inventory levels, prepaids and other assets. Similarly, as our mortgage operations expand, net income from these operations increases, but for cash flow purposes net income is offset by the net change in mortgage assets and liabilities. The opposite is true as our investment in new land purchases and development of new communities decrease, which is what happened during the last half of fiscal 2007 through fiscal 2009, allowing us to generate positive cash flow from operations during this period. Since the latter part of fiscal 2009, as a result of the new land purchases and land development we have used cash in operations as we add new communities. Looking forward, given the depressed housing market, it will continue to be difficult to generate positive cash flow from operations until we return to profitability. However, we will continue to make adjustments to our structure and our business plans in order to maximize our liquidity while also taking steps to return to profitability, including through land acquisitions.  We continue to focus on maximizing cash flow by limiting our investment in currently owned communities that we believe will not generate positive cash flow in the near term, and by seeking to identify and purchase new land parcels generating acceptable returns based on our underwriting standards and positive cash flow.

On July 3, 2001, our Board of Directors authorized a stock repurchase program to purchase up to 4 million shares of Class A Common Stock.  There were 66,043 shares purchased during the three months ended January 31, 2012.  As of January 31, 2012, 3.5 million shares of Class A Common Stock have been purchased under this program (See Part II, Item 2 for information on equity purchases).

On July 12, 2005, we issued 5,600 shares of 7.625% Series A Preferred Stock, with a liquidation preference of $25,000. Dividends on the Series A Preferred Stock are not cumulative and are payable at an annual rate of 7.625%.  The Series A Preferred Stock is not convertible into the Company’s common stock and is redeemable in whole or in part at our option at the liquidation preference of the shares beginning on the fifth anniversary of their issuance.  The Series A Preferred Stock is traded as depositary shares, with each depositary share representing 1/1000th of a share of Series A Preferred Stock.  The depositary shares are listed on the NASDAQ Global Market under the symbol “HOVNP”.  During the three months ended January 31, 2012 and 2011, we did not make any dividend payments on our Series A Preferred Stock as a result of covenant restrictions in our debt instruments.  We anticipate that we will continue to be restricted from paying dividends, which are not cumulative, for the foreseeable future.

We do not have a revolving credit facility.  We have certain stand alone cash collateralized letter of credit agreements and facilities under which there were a total of $35.0 million and $54.1 million of letters of credit outstanding as of January 31, 2012 and October 31, 2011, respectively. These agreements and facilities require us to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash we have available for other uses. As of January 31, 2012 and October 31, 2011, the amount of cash collateral in these segregated accounts was $35.7 million and $57.7 million, respectively, which is reflected in “Restricted cash” on the Condensed Consolidated Balance Sheets.

Our wholly owned mortgage banking subsidiary, K. Hovnanian American Mortgage, LLC (“K. Hovnanian Mortgage”), originates mortgage loans primarily from the sale of our homes. Such mortgage loans and related servicing rights are sold in the secondary mortgage market within a short period of time. Our secured Master Repurchase Agreement with JPMorgan Chase Bank, N.A. (“Chase Master Repurchase Agreement”) is a short-term borrowing facility that provides up to $50 million through April 4, 2012. We believe we will be able to enter into a replacement facility, but there can be no assurance of such replacement.  The loan is secured by the mortgages held for sale and is repaid when we sell the underlying mortgage loans to permanent investors.  Interest is payable monthly on outstanding advances at the current LIBOR subject to a floor of 1.625% plus the applicable margin ranging from 2.5% to 3.0% based on the takeout investor and type of loan. As of January 31, 2012, the aggregate principal amount of all borrowings under the Chase Master Repurchase Agreement was $49.0 million.

The Chase Master Repurchase Agreement requires K. Hovnanian Mortgage to satisfy and maintain specified financial ratios and other financial condition tests. Because of the extremely short period of time mortgages are held by K. Hovnanian Mortgage before the mortgages are sold to investors (generally a period of a few weeks), the immateriality to us on a consolidated basis of the size of the facilities, the levels required by these financial covenants, our ability based on our immediately available resources to contribute sufficient capital to cure any default, were such conditions to occur, and our right to cure any conditions of default based on the terms of the agreement, we do not consider any of these covenants to be substantive or material. As of January 31, 2012, we believe we were in compliance with the covenants of the Chase Master Repurchase Agreement.

As of January 31, 2012, we had $992.0 million of outstanding senior secured notes ($966.4 million, net of discount), comprised of $797.0 million 10 5/8% Senior Secured Notes due 2016, $53.2 million 2.0% Senior Secured Notes due 2021 and $141.8 million 5.0% Senior Secured Notes due 2021. As of January 31, 2012, we also had $568.2 million of outstanding senior notes ($565.7 million, net of discount), comprised of $36.7 million 6 1/2% Senior Notes due 2014, $3.0 million 6 3/8% Senior Notes due 2014, $21.4 million 6 1/4% Senior Notes due 2015, $154.2 million 6 1/4% Senior Notes due 2016, $113.3 million 7 1/2% Senior Notes due 2016, $176.8 million 8 5/8% Senior Notes due 2017 and $62.8 million 11 7/8% Senior Notes due 2015. In addition, we had outstanding $12.2 million 7.25% Tangible Equity Units.

During the first quarter of 2012, we exchanged 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021 (collectively, the "2021 Notes") together with cash payments of $17.5 million, including $3.3 million for accrued interest, for certain unsecured senior notes.  Costs associated with this transaction were $4.6 million. During the first quarter of fiscal 2012, we also repurchased in open market transactions certain senior notes.  See Note 11 to the Condensed Consolidated Financial Statements for more detail on these transactions.

The 10 5/8% Senior Secured Notes due 2016 are secured by a first-priority lien, subject to permitted liens and other exceptions, on substantially all the assets owned by us, K. Hovnanian Enterprises, Inc. (“K. Hovnanian”) (the issuer of the senior secured notes) and the guarantors of such senior secured notes. At January 31, 2012, the aggregate book value of the real property collateral securing these notes was approximately $714.4 million, which does not include the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value. In addition, cash collateral securing these notes was $133.9 million as of January 31, 2012, which includes $35.7 million of restricted cash collateralizing certain letters of credit. Subsequent to such date, cash uses include general business operations and real estate investments.

The guarantees with respect to the 2021 Notes of K. Hovnanian JV Holdings, L.L.C. and its subsidiaries other than certain joint ventures and joint venture holding companies (collectively, the “Secured Group”) are secured, subject to permitted liens and other exceptions, by a first-priority lien on substantially all of the assets of the members of the Secured Group. As of January 31, 2012, the collateral securing the guarantees primarily included (1) $81.0 million of cash and cash equivalents and (2) equity interests in guarantors that are members of the Secured Group.  Subsequent to such date, cash uses include general business operations and real estate and other investments. The aggregate book value of the real property of the Secured Group was approximately $45.8 million as of January 31, 2012 (not including the impact of inventory investments, home deliveries, or impairments thereafter and which may differ from the appraised value), which upon completion of the mortgage process will be collateral for the 2021 Notes. Members of the Secured Group also own equity in joint ventures, either directly or indirectly through ownership of joint venture holding companies, with a book value of $47.1 million as of January 31, 2012; this equity is not pledged to secure, and is not collateral for, the 2021 Notes. Members of the Secured Group are “unrestricted subsidiaries” under K. Hovnanian's other senior notes, senior secured notes and senior subordinated amortizing notes, and thus have not guaranteed such indebtedness. The accounting for the exchange is being treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt and the costs associated with the debt exchange were expensed as incurred as shown in “Other operations” in the Condensed Consolidated Statement of Operations.

Under the terms of the indentures (including with respect to the senior subordinated amortizing notes described in Note 12 to the Condensed Consolidated Financial Statements), we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time. We also continue to evaluate our capital structure and may also continue to make debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions, or otherwise or seek to raise additional debt or equity capital, depending on market conditions and covenant restrictions.

The indentures governing the notes do not contain any financial maintenance covenants, but do contain restrictive covenants that limit, among other things, the Company’s ability and that of certain of its subsidiaries, including K. Hovnanian,  to incur additional indebtedness (other than certain permitted indebtedness, refinancing indebtedness and non-recourse indebtedness), pay dividends and make distributions on common and preferred stock, repurchase senior and senior subordinated notes (with respect to the senior secured first-lien notes indenture), make other restricted payments, make investments, sell certain assets, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all assets and enter into certain transactions with affiliates.  The indentures also contain events of default which would permit the holders of the notes to declare the notes to be immediately due and payable if not cured within applicable grace periods, including the failure to make timely payments on the notes or other material indebtedness, the failure to comply with agreements and covenants and specified events of bankruptcy, and insolvency and, with respect to the indentures governing the senior secured notes, the failure of the documents granting security for the senior secured notes to be in full force and effect and the failure of the liens on any material portion of the collateral securing the senior secured notes to be valid and perfected. As of January 31, 2012 we believe we were in compliance with the covenants of the indentures governing our outstanding notes.

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

•
On October 5, 2011, S&P downgraded our corporate credit ratings and its ratings on our 10 5/8% senior secured notes to “CC” from “CCC”. S&P also lowered the rating on our senior unsecured notes to C from CC.

•
On October 20, 2011, Moody’s changed our probability of default ratings to Caa2/LD from Caa2 and also lowered the rating on our 10 5/8% senior secured notes to B3 from B2 and assigned a rating of B3 to our 2.0% and 5.0% senior secured notes (issued in November 2011). Subsequently, on October 25, 2011, the LD designation on our probability of default ratings was removed.

•
On October 29, 2011, S&P lowered our corporate credit rating to Selective Default (“SD”) from CC and lowered our rating on our senior unsecured notes from C to D.  Subsequently, on November 3, 2011, S&P raised the Company’s corporate credit rating to CCC- from SD.  S&P also raised our ratings on our 10 5/8% senior secured notes to CCC- from CC and our senior unsecured notes to CC from D.

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

Total inventory, excluding consolidated inventory not owned, increased $12.8 million during the three months ended January 31, 2012.  Total inventory, excluding consolidated inventory not owned, increased  in the Midwest $2.3 million, in the Southeast $3.8 million, in the Southwest $5.8 million and in the West $3.6 million.  These increases were offset by decreases in the Northeast of $0.9 million and in the Mid-Atlantic of $1.8 million.  During the first quarter of fiscal 2012, we incurred $3.1 million in impairments, the majority of which related to properties that are held for sale in the Northeast.  In addition, we wrote-off costs in the amount of $0.2 million during fiscal 2012 related to land options that expired or that we terminated, as the communities’ forecasted profitability was not projected to produce adequate returns on investment commensurate with the risk.  In the last two years, we have been able to acquire new land parcels at prices that we believe will generate reasonable returns under current homebuilding market conditions. There can be no assurances that this trend will continue in the near term.  Substantially all homes under construction or completed and included in inventory at January 31, 2012 are expected to be closed during the next 12 months.

The total inventory increase discussed above excluded the decrease in consolidated inventory not owned of $2.0 million consisting of specific performance options that were added to our balance sheet in accordance with ASC 470-40, “Debt-Product Financing Arrangements”.   This decrease was primarily due to property taken down in the West during the period.

We usually option property for development prior to acquisition. By optioning property, we are only subject to the loss of the cost of the option and predevelopment costs if we choose not to exercise the option. As a result, our commitment for major land acquisitions is reduced. The costs associated with optioned properties are included in “Land and land options held for future development or sale inventory”. Also included in "Land and land options held for future development or sale inventory" are amounts associated with inventory in mothballed communities.  We mothball (or stop development on) certain communities when we determine the current performance does not justify further investment at this time.  That is, we believe we will generate higher returns if we decide against spending money to improve land today and save the raw land until such times as the markets improve.  As of January 31, 2012, we have mothballed land in 57 communities.  The book value associated with these communities at January 31, 2012 was $137.5 million, net of impairment charges of $493.5 million.  We continually review communities to determine if mothballing is appropriate.  During fiscal 2012, we did not mothball any communities, but re-activated one community and sold one community which were previously mothballed. Our inventory representing “Land and land options held for future development or sale” at January 31, 2012, on the Condensed Consolidated Balance Sheets, decreased by $2.4 million compared to October 31, 2011.  The decrease is due to the movement of certain of our communities from held for future development to active during the quarter, combined with a land sale in the Northeast and additional impairments taken primarily in the Northeast in fiscal 2012, offset by an increase due to the acquisition of new land in all segments as land prices became more attractive during fiscal 2012.

The following table summarizes home sites included in our total residential real estate.  The decrease in total home sites available at January 31, 2012 compared to October 31, 2011 is attributable to terminating certain option agreements and delivering homes, offset by signing new land option agreements and acquiring new land parcels.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
January 31, 2012:

Northeast	15	1,435	2,989	4,424
Mid-Atlantic	23	2,192	3,140	5,332
Midwest	28	1,844	469	2,313
Southeast	22	1,828	821	2,649
Southwest	94	3,928	1,269	5,197
West	15	2,200	5,026	7,226

Consolidated total	197	13,427	13,714	27,141

Unconsolidated joint ventures		2,142	466	2,608

Total including unconsolidated joint ventures		15,569	14,180	29,749

Owned		7,561	10,305	17,866
Optioned		5,730	3,409	9,139

Controlled lots		13,291	13,714	27,005

Construction to permanent financing lots		136	0	136

Consolidated total		13,427	13,714	27,141

Lots controlled by unconsolidated joint ventures		2,142	466	2,608

Total including unconsolidated joint ventures		15,569	14,180	29,749

(1)  Active communities are open for sale communities with 10 or more home sites available.

	Active Communities(1)	Active Communities Homes	Proposed Developable Homes	Total Homes
October 31, 2011:

Northeast	15	1,511	3,228	4,739
Mid-Atlantic	24	2,256	3,336	5,592
Midwest	26	1,354	745	2,099
Southeast	22	1,950	896	2,846
Southwest	89	3,963	1,564	5,527
West	16	2,334	5,168	7,502

Consolidated total	192	13,368	14,937	28,305

Unconsolidated joint ventures		2,160	571	2,731

Total including unconsolidated joint ventures		15,528	15,508	31,036

Owned		7,651	10,626	18,277
Optioned		5,602	4,311	9,913

Controlled lots		13,253	14,937	28,190

Construction to permanent financing lots		115	0	115

Consolidated total		13,368	14,937	28,305

Lots controlled by unconsolidated joint ventures		2,160	571	2,731

Total including unconsolidated joint ventures		15,528	15,508	31,036

(1)  Active communities are open for sale communities with 10 or more home sites available.

The following table summarizes our started or completed unsold homes and models, excluding unconsolidated joint ventures, in active and substantially completed communities:

	January 31, 2012			October 31, 2011

	Unsold Homes	Models	Total	Unsold Homes	Models	Total

Northeast	102	13	115	86	18	104
Mid-Atlantic	66	29	95	73	30	103
Midwest	53	37	90	45	38	83
Southeast	42	29	71	58	30	88
Southwest	422	71	493	431	81	512
West	94	38	132	118	52	170

Total	779	217	996	811	249	1,060

Started or completed unsold homes and models per active selling communities (1)	4.0	1.1	5.1	4.2	1.3	5.5

(1)	Active selling communities, which are communities that are open for sale with 10 or more home sites available were 197 and 192 at January 31, 2012 and October 31, 2011, respectively.

Total unsold homes compared to the prior year end has decreased, as we placed an emphasis on selling started unsold homes and models during the quarter ended January 31, 2012.

Prepaid expenses and other assets were as follows as of:

	January 31,	October 31,	Dollar
(In thousands)	2012	2011	Change

Prepaid insurance	$2,382	$1,808	$574
Prepaid project costs	26,328	27,206	(878)
Senior residential rental properties	7,192	7,374	(182)
Other prepaids	21,245	21,699	(454)
Other assets	9,553	9,611	(58)
Total	$66,700	$67,698	$(998)

Prepaid insurance increased due to premium payments made on certain liability insurance policies during the three months ended January 31, 2012.  These costs are amortized over the life of the associated insurance policy, which can be one to three years.  Prepaid project costs consist of community specific expenditures that are used over the life of the community.  Such prepaids are expensed as homes are delivered.  Prepaid project costs decreased for homes delivered and were not offset by prepaid spending for new communities.  Other prepaids decreased mainly due to the amortization of the remaining prepaid debt costs.

Financial Services - Mortgage loans held for sale consist primarily of residential mortgages receivable held for sale of which $65.0 million and $71.2 million at January 31, 2012 and October 31, 2011, respectively, were being temporarily warehoused and are awaiting sale in the secondary mortgage market.  The decrease in mortgage loans held for sale from October 31, 2011 is related to a decrease in the volume of loans originated during the first quarter of 2012 compared to the fourth quarter of 2011, combined with a decrease in the average loan value.  Also included are residential mortgages receivable held for sale of $2.2 million and $1.0 million at January 31, 2012 and October 31, 2011, respectively, which represent loans that cannot currently be sold at reasonable terms in the secondary mortgage market.  We may incur losses with respect to mortgages that were previously sold that are delinquent, but only to the extent the losses are not covered by mortgage insurance or resale value of the house. Historically, we have incurred minimal credit losses.

Nonrecourse land mortgages increased to $29.3 million at January 31, 2012 from $26.1 million at October 31, 2011.  The increase is primarily due to additional financing for one community in the West segment during the three months ended January 31, 2012.

Accounts payable and other liabilities are as follows:

	January 31,	October 31,	Dollar
(In thousands)	2012	2011	Change

Accounts payable	$74,703	$85,415	$(10,712)
Reserves	138,328	141,496	(3,168)
Accrued expenses	31,854	43,151	(11,297)
Accrued compensation	12,375	23,432	(11,057)
Other liabilities	8,783	10,139	(1,356)
Total	$266,043	$303,633	$(37,590)

The decrease in accounts payable was primarily due to the lower volume of deliveries in the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.  The decrease in the reserves is primarily related to the payment to settle the Sewell litigation, as discussed in Note 7 to the Condensed Consolidated Financial Statements.  The decrease in accrued expenses is primarily due to decreases in property tax and payroll expenses and amortization of abandoned lease space accruals.  The decrease in accrued compensation is primarily due to the payment of our fiscal year 2011 bonuses during the first quarter of 2012 only partially offset by the first quarter fiscal 2012 accrual.

Customer deposits increased $1.2 million from $16.7 million at October 31, 2011 to $17.9 million at January 31, 2012.  This increase is primarily attributable to the increase in backlog during the quarter.

Liabilities from inventory not owned decreased $2.0 million from $2.4 million at October 31, 2011 to $0.4 million at January 31, 2012.  The decrease is primarily due to the take-down of property in the West during the quarter, which had a specific performance purchase obligation.

Accrued interest increased $11.1 million to $32.4 million at January 31, 2012.  This increase is due to the timing of semi-annual interest payments on our bonds.  A larger amount of interest is paid in the second and fourth quarter of each year, resulting in higher accruals at the end of the first and third quarters.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2012 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2011

Total revenues

Compared to the same prior period, revenues increased/(decreased) as follows:

	Three Months Ended
(Dollars in thousands)	January 31, 2012	January 31, 2011	Dollar Change	Percentage Change
Homebuilding:
Sale of homes	$252,330	$235,885	$16,445	7.0%
Land sales and other revenues	10,579	9,588	991	10.3%
Financial services	6,690	7,094	(404)	(5.7)%

Total revenues	$269,599	$252,567	$17,032	6.7%

Homebuilding

For the three months ended January 31, 2012, sale of homes revenues increased $16.4 million, or 7.0%, as compared to the same period of the prior year.  This increase was primarily due to the number of home deliveries increasing 5.2% for the three months ended January 31, 2012, compared to the three months ended January 31, 2011.  The average price per home increased to $284,000 in the three months ended January 31, 2012 from $279,000 in the three months ended January 31, 2011.  The fluctuations in average prices are a result of geographic and community mix of our deliveries rather than price increases or decreases in individual communities.  Land sales are ancillary to our homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  For further details on the increase in land sales and other revenues, see the section titled “Land Sales and Other Revenues” below.

Information on homes delivered by segment is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2012	2011	% Change

Northeast:
Dollars	$33,077	$43,285	(23.6)%
Homes	76	101	(24.8)%

Mid-Atlantic:
Dollars	$53,113	$46,263	14.8%
Homes	126	121	4.1%

Midwest:
Dollars	$18,157	$14,034	29.4%
Homes	80	81	(1.2)%

Southeast:
Dollars	$20,125	$15,504	29.8%
Homes	87	68	27.9%

Southwest:
Dollars	$91,153	$87,227	4.5%
Homes	388	360	7.8%

West:
Dollars	$36,705	$29,573	24.1%
Homes	132	114	15.8%

Consolidated total:
Dollars	$252,330	$235,886	7.0%
Homes	889	845	5.2%

Unconsolidated joint ventures
Dollars	$52,400	$22,534	132.5%
Homes	123	47	161.7%

Totals:
Housing revenues	$304,730	$258,420	17.9%
Homes delivered	1,012	892	13.5%

The overall increase in housing revenues and deliveries during the three months ended January 31, 2012, as compared to the same period of the prior year, was primarily attributed to growing our community count and an increase in sales pace per community.

An important indicator of our future results are recently signed contracts and our home contract backlog for future deliveries.  Our sales contracts and homes in contract backlog by segment are set forth below:

	Net Contracts (1) for the Three Months Ended January 31,		Contract Backlog as of January 31,
(Dollars in thousands)	2012	2011	2012	2011

Northeast:
Dollars	$28,198	$37,435	$106,724	$90,400
Homes	68	92	257	227

Mid-Atlantic:
Dollars	$49,622	$52,013	$133,916	$112,268
Homes	127	127	326	268

Midwest:
Dollars	$28,408	$12,331	$56,162	$33,987
Homes	143	65	289	206

Southeast:
Dollars	$24,471	$15,640	$34,430	$20,525
Homes	108	68	145	82

Southwest:
Dollars	$103,860	$85,787	$99,650	$90,045
Homes	398	357	341	334

West:
Dollars	$30,206	$22,282	$26,487	$20,353
Homes	96	83	80	79

Consolidated total:
Dollars	$264,765	$225,488	$457,369	$367,578
Homes	940	792	1,438	1,196

Unconsolidated joint ventures:
Dollars	$61,212	$23,596	$121,070	$68,134
Homes	139	58	292	156

Totals:
Dollars	$325,977	$249,084	$578,439	$435,712
Homes	1,079	850	1,730	1,352

(1)  Net contracts are defined as new contracts executed during the period for the purchase of homes, less cancellations of contracts in the same period.

In the first quarter of 2012, our open for sale community count increased to 197 from 192 at October 31, 2011, which is the net result of opening 14 new communities and having closed 9 communities since the beginning of fiscal 2012.  Our reported level of sales contracts (net of cancellations) has been impacted by a slight increase in the pace of sales in most of the Company’s segments, due to better market conditions and lower interest rates on mortgages.  Contracts per average active selling community for the three months ended January 31, 2012 were 4.9 compared to 4.3 of the same period in the prior year, demonstrating an increase in sales pace.

Cancellation rates represent the number of cancelled contracts in the quarter divided by the number of gross sales contracts executed in the quarter.  For comparison, the following are historical cancellation rates, excluding unconsolidated joint ventures:

Quarter	2012	2011	2010	2009	2008

First	21%	22%	21%	31%	38%
Second		20%	17%	24%	29%
Third		18%	23%	23%	32%
Fourth		21%	24%	24%	42%

Another common and meaningful way to analyze our cancellation trends is to compare the number of contract cancellations as a percentage of beginning backlog.  The following table provides this historical comparison, excluding unconsolidated joint ventures:

Quarter	2012	2011	2010	2009	2008

First	18%	18%	13%	22%	16%
Second		22%	17%	31%	24%
Third		20%	15%	23%	20%
Fourth		18%	25%	20%	30%

Historically, most cancellations occur within the legal rescission period, which varies by state but is generally less than two weeks after the signing of the contract.  Cancellations also occur as a result of a buyer's failure to qualify for a mortgage, which generally occurs during the first few weeks after signing.  However, beginning in fiscal 2007, we started experiencing higher than normal numbers of cancellations later in the construction process.  These cancellations were related primarily to falling prices, sometimes due to new discounts offered by us and other builders, leading the buyer to lose confidence in their contract price and due to tighter mortgage underwriting criteria leading to some customers’ inability to be approved for a mortgage loan.  In some cases, the buyer will walk away from a significant nonrefundable deposit that we recognize as other revenues.  Our cancellation rate both based on gross sales contracts and as a percentage of beginning backlog for the first quarter of fiscal 2012 is closer to more normalized levels and is flat when compared to the percentage in the fourth quarter of fiscal 2011.  Given market conditions, it is difficult to predict if this trend will continue.

“Total cost of sales” includes expenses for consolidated housing and land and lot sales, including inventory impairment loss and land option write-offs (defined as “land charges” in the tables below).  A breakout of such expenses for housing sales and housing gross margin is set forth below:

	Three Months Ended January 31,
(Dollars in thousands)	2012	2011

Sale of homes	$252,330	$235,885

Cost of sales, net of impairment reversals and excluding interest	210,573	195,914

Homebuilding gross margin, before cost of sales interest expense and land charges	41,757	39,971

Cost of sales interest expense, excluding land sales interest expense	10,936	13,493

Homebuilding gross margin, after cost of sales interest expense, before land charges	30,821	26,478

Land charges	3,325	13,525

Homebuilding gross margin, after cost of sales interest expense and land charges	$27,496	$12,953

Gross margin percentage, before cost of sales interest expense and land charges	16.5%	16.9%

Gross margin percentage, after cost of sales interest expense, before land charges	12.2%	11.2%

Gross margin percentage, after cost of sales interest expense and land charges	10.9%	5.5%

Cost of sales expenses as a percentage of consolidated home sales revenues are presented below:

	Three Months Ended January 31,
	2012	2011

Sale of homes	100.0%	100.0%

Cost of sales, net of impairment reversals and excluding interest:
Housing, land and development costs	71.0%	70.8%
Commissions	3.4%	3.4%
Financing concessions	2.0%	2.1%
Overheads	7.1%	6.8%
Total cost of sales, before interest expense and land charges	83.5%	83.1%
Gross margin percentage, before cost of sales interest expense and land charges	16.5%	16.9%

Cost of sales interest	4.3%	5.7%
Gross margin percentage, after cost of sales interest expense and before land charges	12.2%	11.2%

We sell a variety of home types in various communities, each yielding a different gross margin.  As a result, depending on the mix of communities delivering homes, consolidated gross margin may fluctuate up or down.  Total homebuilding gross margins, before interest expense and land impairment and option write off charges, decreased to 16.5% during the three months ended January 31, 2012 compared to 16.9% for the same period last year.  The decrease in gross margin percentage is primarily due to the mix of lower margin homes delivered in the first quarter of 2012 compared to the same period of the prior year.  There was also a slight increase in price concessions and reduced lot location premiums, which have impacted our margins for the current quarter.

Reflected as inventory impairment loss and land option write-offs in cost of sales (“land charges”), we have written-off or written-down certain inventories totaling $3.3 million and $13.5 million during the three months ended January 31, 2012 and 2011, respectively, to their estimated fair value.  During the three months ended January 31, 2012, we wrote-off residential land options and approval and engineering costs amounting to $0.2 million compared to $6.7 million for the three months ended January 31, 2011, which are included in the total land charges discussed above.  When a community is redesigned or abandoned, engineering costs are written-off.  Option, approval and engineering costs are written-off when a community’s pro forma profitability is not projected to produce adequate returns on the investment commensurate with the risk and we believe it is probable we will cancel the option.  Such write-offs were located in our Mid-Atlantic and Southeast segments in the first quarter of fiscal 2012, and in our Northeast, Mid-Atlantic, Southeast and West segments in the first quarter of 2011.  We recorded inventory impairments of $3.1 million and $6.8 million during the three months ended January 31, 2012 and 2011, respectively.  Inventory impairments in the first quarter of 2012 and 2011 were lower than they had been in several years as we have begun to see some stabilization in prices and sales pace in some of our segments.  It is difficult to predict if this trend will continue and, should it become necessary to further lower prices, or should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may need to recognize additional impairments.  See “Notes to Condensed Consolidated Financial Statements” – Note 5 for an additional information of segment impairments.

Land Sales and Other Revenues:

Land sales and other revenues consist primarily of land and lot sales.  A breakout of land and lot sales is set forth below:

	Three Months Ended
	January 31,
(In thousands)	2012	2011

Land and lot sales	$8,604	$8,043
Cost of sales, excluding interest	6,854	5,516
Land and lot sales gross margin, excluding interest	1,750	2,527
Land sales interest expense	1,540	2,133
Land and lot sales gross margin, including interest	$210	$394

Land sales are ancillary to our residential homebuilding operations and are expected to continue in the future but may significantly fluctuate up or down.  Although we budget land sales, they are often dependent upon receiving approvals and entitlements, the timing of which can be uncertain.  As a result, projecting the amount and timing of land sales is difficult.  The number of land sales in the first quarter of fiscal 2012 was similar to the number in the same period of the prior year and resulted in only a minor increase in land sales revenue of $0.6 million.

Land sales and other revenues increased $1.0 million for the three months ended January 31, 2012, compared to the same period in the prior year.  Other revenues include income from contract cancellations, where the deposit has been forfeited due to contract terminations, interest income, cash discounts, buyer walk-aways and miscellaneous one-time receipts.  For the three months ended January 31, 2012, compared to the three months ended January 31, 2011, there were minor fluctuations in other revenues, resulting in a net increase of $0.4 million.  This is in addition to the increase of $0.6 million in land sales revenue, described above.

Homebuilding Selling, General and Administrative

Homebuilding selling, general and administrative expenses decreased $7.0 million for the three months ended January 31, 2012 compared to the same period last year as we have continued to reduce these costs through headcount reduction, administration consolidation, and other cost saving measures.  In addition, homebuilding selling, general and administrative as a percentage of homebuilding revenues improved to 12.6% for the three months ended January 31, 2012 compared to 16.4% for the three months ended January 31, 2011.

HOMEBUILDING OPERATIONS BY SEGMENT

Segment Analysis

	Three Months Ended January 31,
(Dollars in thousands, except average sales price)	2012	2011	Variance	Variance %

Northeast
Homebuilding revenue	$41,532	$45,341	$(3,809)	(8.4)%
Loss before taxes	$(5,648)	$(14,638)	$8,990	(61.4)%
Homes delivered	76	101	(25)	(24.8)%
Average sales price	$435,224	$428,564	$6,660	1.6%
Contract cancellation rate	37.0%	20.7%	16.3%

Mid-Atlantic
Homebuilding revenue	$54,395	$46,422	$7,973	17.2%
Income (loss) before taxes	$2,611	$(3,159)	$5,770	(182.7)%
Homes delivered	126	121	5	4.1%
Average sales price	$421,532	$382,339	$39,193	10.3%
Contract cancellation rate	29.8%	29.4%	0.4%

Midwest
Homebuilding revenue	$18,199	$14,090	$4,109	29.2%
Loss before taxes	$(1,156)	$(1,926)	$770	(40.0)%
Homes delivered	80	81	(1)	(1.2)%
Average sales price	$226,963	$173,259	$53,704	31.0%
Contract cancellation rate	12.3%	22.6%	(10.3)%

Southeast
Homebuilding revenue	$20,209	$15,521	$4,688	30.2%
Loss before taxes	$(2,856)	$(3,020)	$164	(5.4)%
Homes delivered	87	68	19	27.9%
Average sales price	$231,322	$228,000	$3,322	1.5%
Contract cancellation rate	14.3%	18.1%	(3.8)%

Southwest
Homebuilding revenue	$91,824	$91,393	$431	0.5%
Income before taxes	$4,550	$5,403	$(853)	(15.8)%
Homes delivered	388	360	28	7.8%
Average sales price	$234,930	$242,297	$(7,367)	(3.0)%
Contract cancellation rate	19.4%	21.0%	(1.6)%

West
Homebuilding revenue	$36,751	$32,749	$4,002	12.2%
Loss before taxes	$(972)	$(8,614)	$7,642	(88.7)%
Homes delivered	132	114	18	15.8%
Average sales price	$278,068	$259,412	$18,656	7.2%
Contract cancellation rate	22.6%	21.7%	0.9%

Homebuilding Results by Segment

Northeast - Homebuilding revenues decreased 8.4% for the three months ended January 31, 2012 compared to the same period of the prior year.  The decrease for the three months ended January 31, 2012 was attributed to a 24.8% decrease in homes delivered, partially offset by a $6.5 million increase in land sales revenue and a 1.6% increase in average sales price.  The increase in average sales price was the result of the mix of communities delivering in the three months ended January 31, 2012 compared to the same period of 2011.

Loss before income taxes decreased $9.0 million compared to the prior year to a loss of $5.6 million for the three months ended January 31, 2012.  This decrease is mainly due to a $6.1 million decrease in inventory impairment losses and land option write-offs recorded for the three months ended January 31, 2012.  In addition, selling, general and administrative costs were down $2.4 million due to decreased salaries from headcount reductions and other overhead cost savings.  Gross margin percentage before interest expense increased for the three months ended January 31, 2012.

Mid-Atlantic - Homebuilding revenues increased 17.2% for the three months ended January 31, 2012 compared to the same period in the prior year.  The increase was primarily due to a 4.1% increase in homes delivered and a 10.3% increase in average sales price for the three months ended January 31, 2012.  The increase in average sales prices was the result of the mix of communities delivering in the three months ended January 31, 2012 compared to the same period of 2011.

Loss before income taxes decreased $5.8 million to a profit of $2.6 million for the three months ended January 31, 2012 due primarily to the increase in homebuilding revenues discussed above, combined with a $0.3 million decrease in inventory impairment losses and land option write-offs and a $1.2 million decrease in selling, general and administrative costs for the three months ended January 31, 2012.  Gross margin percentage before interest expense for the three months ended January 31, 2012 was relatively flat compared to the same period of the prior year.

Midwest - Homebuilding revenues increased 29.2% for the three months ended January 31, 2012 compared to the same period in the prior year.  The increase was primarily due to a 31.0% increase in average sales price, partially offset by a 1.2% decrease in homes delivered for the three months ended January 31, 2012.  The increase in average sales price was the result of the mix of communities delivering in the three months ended January 31, 2012 compared to the same period of 2011.

Loss before income taxes decreased $0.8 million to a loss of $1.2 million for the three months ended January 31, 2012.  The decrease in the loss for the three months ended January 31, 2012 was primarily due to a slight increase gross margin percentage before interest expense for the period.

Southeast - Homebuilding revenues increased 30.2% for the three months ended January 31, 2012 compared to the same period in the prior year.  The increase for the three months ended January 31, 2012 was attributed to the 27.9% increase in homes delivered which was further impacted by a 1.5% increase in average sales price.  The increase in average sales price was primarily due to the different mix of communities delivering in 2012 compared to 2011.

Loss before income taxes decreased $0.2 million to a loss of $2.9 million for the three months ended January 31, 2012 primarily due to a $0.5 million decrease in selling, general and administrative costs, partially offset by a decrease in gross margin percentage before interest expense.

Southwest - Homebuilding revenues increased 0.5% for the three months ended January 31, 2012 compared to the same period in the prior year.  The increase was primarily due to a 7.8% increase in homes delivered for the three months ended January 31, 2012, as a result of the different mix of communities delivering in the three months ended January 31, 2012 compared to the same period in 2011, offset by a 3.0% decrease in average sales price.

Income before income taxes decreased $0.9 million to $4.6 million for the three months ended January 31, 2012.  The decrease was primarily due to a decrease of $2.9 million in land sales revenues offset by a $1.0 million decrease in selling, general and administrative costs for the three months ended January 31, 2012 compared to the same period of the prior year.  Gross margin before interest expense for the three months ended January 31, 2012 was relatively flat compared to the same period of the prior year.

West - Homebuilding revenues increased 12.2% for the three months ended January 31, 2012 compared to the same period in the prior year.  The increase for the three months ended January 31, 2012 was attributed to a 15.8% increase in homes delivered, along with a 7.2% increase in average sales price, due to the different mix of communities delivering in the three months ended January 31, 2012 compared to the same period of the prior year.

Loss before income taxes decreased $7.6 million to a loss of $1.0 million for the three months ended January 31, 2012.  The decreased loss for the three months ended January 31, 2012 was primarily due to a $4.1 million decrease in inventory impairments and land option write-offs taken and a $1.8 million decrease in selling, general and administrative costs for the three months ended January 31, 2012 compared to the same period in the prior year.  Gross margin before interest expense for the three months ended January 31, 2012 increased compared to the same period of the prior year.

Financial Services

Financial services consist primarily of originating mortgages from our homebuyers, selling such mortgages in the secondary market, and title insurance activities. We use mandatory investor commitments and forward sales of mortgage-backed securities (“MBS”) to hedge our mortgage-related interest rate exposure on agency and government loans. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk associated with MBS forward commitments and loan sales transactions is managed by limiting our counterparties to investment banks, federally regulated bank affiliates and other investors meeting our credit standards. Our risk, in the event of default by the purchaser, is the difference between the contract price and fair value of the MBS forward commitments. In an effort to reduce our exposure to the marketability and disposal of nonagency and nongovernmental loans, including Alt-A (FICO scores below 680 and depending on credit criteria) and sub-prime loans (FICO scores below 580 and depending on credit criteria), we no longer originate Alt-A or sub-prime loans. As Alt-A and sub-prime originations were eliminated, we have seen an increase in our level of Federal Housing Administration and Veterans Administration (“FHA/VA”) loan origination.  FHA/VA loans represented 45.8% and 48.4% for the first quarter of fiscal 2012 and 2011, respectively, of our total loans. Profits and losses relating to the sale of mortgage loans are recognized when legal control passes to the buyer of the mortgage and the sales price is collected.

During the three months ended January 31, 2012, financial services provided a $1.5 million pretax profit compared to $1.6 million of pretax profit for the same period of fiscal 2011.  While revenues were down 5.7% for the first quarter of fiscal 2012 from the first quarter of fiscal 2011, costs were down 5.4% for such period.  Mortgage settlements decreased for the three months ended January 31, 2012 compared to the same period in the prior year, contributing to the decrease in revenues.  The decrease in costs are attributed to the decrease in salaries from a reduction in headcount and other overhead cost savings.  In the market areas served by our wholly owned mortgage banking subsidiaries, approximately 79.5% and 77.8% of our non-cash homebuyers obtained mortgages originated by these subsidiaries during the three months ended January 31, 2012 and 2011, respectively.  Servicing rights on new mortgages originated by us are sold with the loans.

Corporate General and Administrative

Corporate general and administrative expenses include the operations at our headquarters in Red Bank, New Jersey.  These expenses include payroll, stock compensation, facility and other costs associated with our executive offices, information services, human resources, corporate accounting, training, treasury, process redesign, internal audit, construction services, and administration of insurance, quality and safety.  Corporate general and administrative expenses decreased to $12.8 million for the three months ended January 31, 2012 compared to $15.0 million for the three months ended January 31, 2011, primarily due to a reduction in depreciation expense, resulting mainly from capitalized software becoming fully depreciated, coupled with no new significant additions of depreciable assets. Also contributing to the decrease was reduced salaries from headcount reduction and a continued tightening of variable spending.

Other Interest

Other interest decreased $2.0 million for the three months ended January 31, 2012 compared to the three months ended January 31, 2011.  Our assets that qualify for interest capitalization (inventory under development) are less than our debt, and therefore a portion of interest not covered by qualifying assets must be directly expensed.  As our inventory balances for the qualifying assets have increased and our debt has decreased, the amount of interest required to be directly expensed has decreased.

Other Operations

Other operations consist primarily of miscellaneous residential housing operations expenses, senior rental residential property operations, rent expense for commercial office space, amortization of prepaid bond fees, noncontrolling interest relating to consolidated joint ventures, and corporate owned life insurance.  Other operations increased to $5.4 million for the three months ended January 31, 2012 compared to $0.9 million for the three months ended January 31, 2011.  The increases were primarily due to $4.6 million of costs incurred from the debt exchange on November 1, 2011.  This debt exchange was accounted for as troubled debt restructuring, which requires any cost incurred associated with the exchange to be expensed as incurred.  See Note 11 to the Condensed Consolidated Financial Statements.

Gain on Extinguishment of Debt

During the three months ended January 31, 2012, we repurchased in the open market a total of $44.0 million principal amount of various issues of our unsecured senior notes due 2016 for an aggregate purchase price of $19.0 million, plus accrued and unpaid interest.  We recognized a gain of $24.7 million net of the write-off of unamortized discounts and fees related to these purchases, which represents the difference between the aggregate principal amounts of the notes purchased and the total purchase price.  There were no debt repurchases and/or exchanges during the three months ended January 31, 2011.  Under the terms of our indentures governing our bonds, we have the right to make certain redemptions and, depending on market conditions and covenant restrictions, may do so from time to time.  We may also continue to make additional debt purchases and/or exchanges for debt or equity from time to time through tender offers, open market purchases, private transactions or otherwise from time to time depending on market conditions and covenant restrictions.  As noted above, the accounting for the November 1, 2011 debt exchange is being treated as a troubled debt restructuring. Under this accounting, the Company did not recognize any gain or loss on extinguishment of debt.

Loss From Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was less than $0.1 million for the three months ended January 31, 2012, compared to $1.0 million for the three months ended January 31, 2011.  The decrease in the loss is mainly due to two of our joint ventures that delivered more homes and are reporting profits in the first quarter of fiscal 2012, but reported losses in the first quarter of fiscal 2011.

Total Taxes

The total income tax expense was $0.7 million for the three months ended January 31, 2012 primarily due to various state tax expenses and an increase in tax reserves for uncertain tax positions.

Deferred federal and state income tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. If the combination of future years’ income (or loss) and the reversal of the timing differences results in a loss, such losses can be carried forward to future years. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required.  ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard.  Given the continued downturn in the homebuilding industry during 2010, 2011 and 2012, resulting in additional inventory and intangible impairments, we are in a three-year cumulative loss position as of January 31, 2012.  According to ASC 740, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable.  Our valuation allowance for current and deferred taxes amounted to $905.2 million and $899.4 million at January 31, 2012 and October 31, 2011, respectively.  The valuation allowance increased during the three months ended January 31, 2012 primarily due to additional reserves recorded for the federal and state tax benefits related to the losses incurred during the period.

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

Safe Harbor Statement

All statements in this Quarterly Report on Form 10-Q that are not historical facts should be considered “Forward-Looking Statements” within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Although we believe that our plans, intentions and expectations reflected in, or suggested by, such forward-looking statements are reasonable, we can give no assurance that such plans, intentions, or expectations will be achieved.  Such risks, uncertainties and other factors include, but are not limited to:

.  Changes in general and local economic and industry and business conditions and impacts of the sustained homebuilding downturn;
.  Adverse weather and other environmental conditions and natural disasters;
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
.  Product liability litigation, warranty claims and claims made by mortgage investors;
.  Successful identification and integration of acquisitions;
.  Changes in tax laws affecting the after-tax costs of owning a home;
.  Significant influence of the Company's controlling stockholders; and
.  Geopolitical risks, terrorist acts and other acts of war.

Certain risks, uncertainties, and other factors are described in detail in Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2011. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A primary market risk facing us is interest rate risk on our long term debt.  In connection with our mortgage operations, mortgage loans held for sale, and the associated mortgage warehouse line of credit under our Chase Master Repurchase Agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration.  In addition, we hedge the interest rate risk on mortgage loans by obtaining forward commitments from private investors.  Accordingly, the risk from mortgage loans is not material.  We do not use financial instruments to hedge interest rate risk except with respect to mortgage loans.  We are also subject to foreign currency risk but we do not believe that this risk is material.  The following table sets forth as of January 31, 2012, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (“FV”).

	Long Term Debt as of January 31, 2012 by Fiscal Year of Expected Maturity Date
(Dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	FV at January 31, 2012

Long term debt(1):
Fixed rate	$33,756	$6,514	$7,121	$122,096	$1,065,781	$385,910	$1,621,178	$1,165,550
Weighted average interest rate	7.98%	7.18%	6.87%	9.19%	9.66%	6.32%	8.77%

(1)  Does not include the mortgage warehouse line of credit made under our Chase Master Repurchase Agreement.  See Note 10 to our Condensed Consolidated Financial Statements for more information.

During November 2011, we exchanged senior secured notes with longer dated maturities for certain unsecured senior notes and also repurchased, in the open market, certain senior notes.  See Note 11 to our Condensed Consolidated Financial Statements for further information.

Item 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2012.  Based upon that evaluation and subject to the foregoing, the Company’s chief executive officer and chief financial officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

Information with respect to legal proceedings is incorporated into this Part II, Item 1 from Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

For information with respect to unregistered sales of equity securities subsequent to the end of the first fiscal quarter, see Note 23 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

No shares of our 7.625% Series A Preferred Stock or 7.25% Tangible Equity Units were purchased by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the first quarter of fiscal 2012.  The table below provides information with respect to purchases of shares of our Class A Common Stock and Class B Common Stock made by or on behalf of Hovnanian Enterprises or any affiliated purchaser during the first quarter of fiscal 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under The Plans or Programs (1)

November 1, 2011 through November 30, 2011				612,668

December 1, 2011 through December 31, 2011				612,668

January 1, 2012 through January 31, 2012	66,043	$1.55	66,043	546,625
	(Class A Common Stock)

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
4(a)
Secured Notes Indenture dated as of November 1, 2011 relating to the 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., the other guarantors named therein and Wilmington Trust, National Association, as Trustee and Collateral Agent, including the forms of 5.0% Senior Secured Notes due 2021 and 2.0% Senior Secured Notes due 2021.(7)

4(b)
Supplemental Indenture dated as of November 1, 2011, relating to the 11⅞% Senior Notes due 2015, among K. Hovnanian Enterprises, Inc., Hovnanian Enterprises, Inc., as guarantor, the other guarantors named therein and Wilmington Trust Company, as Trustee.(7)

4(c)	Specimen Class A Common Stock Certificate.(6)
4(d)	Specimen Class B Common Stock Certificate.(6)
4(e)	Certificate of Designations, Powers, Preferences and Rights of the 7.625% Series A Preferred Stock of Hovnanian Enterprises, Inc., dated January 12, 2005.(4)
4(f)	Certificate of Designations of the Series B Junior Preferred Stock of Hovnanian Enterprises, Inc., dated August 14, 2008.(1)
4(g)
Rights Agreement, dated as of August 14, 2008, between Hovnanian Enterprises, Inc. and National City Bank, as Rights Agent, which includes the Form of Certificate of Designation as Exhibit A, Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C.(5)

10(a)	First Lien Pledge Agreement, dated as of November 1, 2011, among the Secured Group members, as Pledgors, and Wilmington Trust, National Association, as Collateral Agent.(7)
10(b)	First Lien Security Agreement, dated as of November 1, 2011, among Secured Group members, as Grantors, and Wilmington Trust, National Association, as Collateral Agent.(7)
10(c)*	Form of Change in Control Severance Protection Agreement entered into with each of Brad G. O’Connor and David G. Valiaveedan.
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32(a)	Section 1350 Certification of Chief Executive Officer.
32(b)	Section 1350 Certification of Chief Financial Officer.
101**
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at January 31, 2012 and October 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended January 31, 2012 and 2011, (iii) the Condensed Consolidated Statement of Equity for the three months ended January 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2012 and 2011, and (v) the Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

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

(1)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended July 31, 2008.

(2)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 9, 2008.

(3)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed December 21, 2009.

(4)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed on July 13, 2005.

(5)	Incorporated by reference to Exhibits to the Registration Statement on Form 8-A (No. 001-08551) of the Registrant filed August 14, 2008.

(6)	Incorporated by reference to Exhibits to Quarterly Report on Form 10-Q of the Registrant for the quarter ended January 31, 2009.

(7)	Incorporated by reference to Exhibits to Current Report on Form 8-K of the Registrant filed November 7, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOVNANIAN ENTERPRISES, INC.
(Registrant)

DATE:	March 8, 2012
/S/J. LARRY SORSBY
J. Larry Sorsby
Executive Vice President and
Chief Financial Officer

DATE:	March 8, 2012
/S/Brad G. O’Connor
Brad G. O’Connor
Vice President/Chief Accounting Officer/Corporate Controller